Form 10-Q
period 1996-03-31
K III COMMUNICATIONS CORP
filed 1996-05-13
CIK 884382

FORM 10-Q



                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.



                           For Quarter Ended:      March 31, 1996



                          Commission file number:   1 - 11106
                                               --------------




                         K-III COMMUNICATIONS CORPORATION
              (Exact name of registrant as specified in its charter)




                DELAWARE                              13-3647573
- - ---------------------------------------    ---------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)



                         745 Fifth Avenue, New York, New York
                       (Address of principal executive offices)

                                         10151
                                      (Zip Code)



Registrant's telephone number, including area code         (212) 745-0100
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes     X         No
                                ------         -----


Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1996: 128,724,962

        K III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                              INDEX
                              -----

                                                                PAGE
                                                                ----

Part I.  Financial Information


   Item 1.    Financial Statements
   ------

              Condensed Consolidated Balance Sheets
              (Unaudited) as of December 31, 1995 and
              March 31, 1996                                     2

              Condensed Statements of Consolidated
              Operations (Unaudited) for the three months
              ended March 31, 1995 and 1996                      3

              Condensed Statements of Consolidated
              Cash Flows (Unaudited) for the three months
              ended March 31, 1995 and 1996                      4

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)                 5-8

   Item 2.    Management's Discussion and Analysis of
  -------     Financial Condition and Results of Operations   9-14


Part II.      Other Information


   Item 6.    (a)  Exhibits                                     15
   -------

              (b)  Reports on Form 8-K                          15

Signatures                                                      16

              K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       December 31,                    March 31,
                                                                           1995                          1996
                                                                       --------------                --------------
                                                                     (dollars in thousands, except per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                       $        27,226              $         32,222
     Accounts receivable, net                                                173,771                       201,475
     Inventories, net                                                         70,844                        66,779
     Net assets held for sale                                                  5,253                         5,339
     Prepaid expenses and other                                               26,732                        28,063
                                                                       --------------                --------------

     Total current assets                                                    303,826                       333,878

Property and equipment, net                                                  112,013                       109,370
Other intangible assets, net                                                 699,617                       675,404
Excess of purchase price over net
     assets acquired, net                                                    534,554                       731,802
Other non-current assets                                                     231,406                       238,512
                                                                       --------------                --------------

                                                                     $     1,881,416              $      2,088,966
                                                                       ==============                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $        90,414              $         73,245
     Accrued interest payable                                                  9,326                        23,449
     Accrued expenses and other                                              125,967                       125,405
     Deferred revenues                                                       128,679                       135,125
     Current maturities of long-term debt                                      6,000                         6,000
                                                                       --------------                --------------


     Total current liabilities                                               360,386                       363,224
                                                                       --------------                --------------

Long-term debt                                                             1,134,916                     1,169,037
                                                                       --------------                --------------

Other non-current liabilities                                                 33,924                        33,038
                                                                       --------------                --------------

$2.875 Senior Exchangeable Preferred Stock ($.01 par value,
      4,000,000 shares authorized and outstanding at
      December 31, 1995 and March 31, 1996; liquidation
      and redemption value of $100,000)                                       97,992                        98,060
                                                                       --------------                --------------

$11.625 Series B Exchangeable Preferred Stock ($.01 par value,
     2,000,000 shares authorized; 1,365,707 and 1,405,397
     shares outstanding at December 31, 1995 and March 31,
     1996, respectively; liquidation and redemption value of
     $136,571 and $140,540 at December 31, 1995 and March
     31, 1996, respectively)                                                 133,614                       137,663
                                                                       --------------                --------------

$10.00 Series C Exchangeable Preferred Stock ($.01 par value,
     2,000,000 shares authorized and outstanding at March 31,
     1996; liquidation and redemption value of $200,000)                           -                       193,807
                                                                       --------------                --------------

Common stock subject to redemption ($.01 par value, 2,406,513 shares and 2,266,736 shares outstanding at December 31,
     1995 and March 31, 1996, respectively)                                   28,022                        25,340
                                                                       --------------                --------------

Shareholders' Equity
     Common stock ($.01 par value,125,921,221 shares and
     126,346,296 shares outstanding at December 31, 1995
     and March 31, 1996, respectively)                                         1,259                         1,263
     Additional paid-in capital                                              748,194                       752,017
     Accumulated deficit                                                    (655,616)                     (683,200)
     Cumulative foreign currency translation adjustments                      (1,275)                       (1,283)
                                                                       --------------                --------------

     Total shareholders' equity                                               92,562                        68,797
                                                                       --------------                --------------

                                                                     $     1,881,416              $      2,088,966
                                                                       ==============                ==============

     See notes to condensed consolidated financial statements.

                        K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                                   1995                  1996
                                                               -------------         -------------
                                                          (dollars in thousands, except per share amounts)
Sales, net:
    Education                                                  $     83,954        $       83,052
    Information                                                      51,455                67,854
    Media                                                           103,255               164,047
                                                               -------------         -------------
Total sales, net                                                    238,664               314,953

Operating costs and expenses:
    Cost of goods sold                                               53,388                83,445
    Marketing and selling                                            44,866                60,798
    Distribution, circulation and fulfillment                        46,884                55,481
    Editorial                                                        17,177                22,145
    Other general expenses                                           29,616                36,074
    Corporate administrative expenses                                 4,830                 5,798
    Depreciation and amortization of
        prepublication costs, property and equipment                  6,356                 7,674
    Amortization of intangible assets, excess of purchase
        price over net assets acquired and other                     30,884                36,553
                                                               -------------         -------------

Operating income                                                      4,663                 6,985

Other income (expense):
    Interest expense                                                (24,614)              (28,051)
    Amortization of deferred financing and organizational costs        (733)                 (900)
    Other, net                                                          (17)                1,226
                                                               -------------         -------------
Net loss                                                            (20,701)              (20,740)

Preferred stock dividends:
    Non-cash                                                         (3,539)               (3,969)
    Cash                                                             (2,875)               (2,875)
                                                               -------------         -------------

Loss applicable to common shareholders                        $     (27,115)       $      (27,584)
                                                               =============         =============

Loss per common and common equivalent
   share                                                      $        (.25)       $         (.21)
                                                               =============         =============

Weighted average common and common equivalent
   shares outstanding                                           109,622,179           128,502,847
                                                               =============         =============

    See notes to condensed consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         1995                 1996
                                                                                      --------------------------------
                                                                                          (dollars in thousands)
   Operating activities:
       Net loss                                                                     $    (20,701)          $  (20,740)


       Adjustments to reconcile net loss to net
          cash used in operating activities:
            Depreciation, amortization and other                                          37,973               45,127
            Accretion of discount on acquisition obligation,
                distribution advance and other                                             1,954                1,681
            Other, net                                                                        55               (1,359)

          Changes in operating assets and liabilities:
           (Increase) Decrease in:
             Accounts receivable, net                                                     24,566               (7,716)
             Inventories, net                                                             (5,233)               7,923
             Prepaid expenses and other                                                   (5,315)              (3,558)
            Increase (Decrease) in:
             Accounts payable                                                            (17,527)             (19,916)
             Accrued interest payable                                                      9,864               14,123
             Accrued expenses and other                                                  (17,834)             (13,074)
             Deferred revenues                                                           (11,785)              (2,823)
             Other non-current liabilities                                                   599                 (397)
                                                                                      -----------           ----------


             Net cash used in operating activities                                        (3,384)                (729)
                                                                                      -----------           ----------

   Investing activities:
       Additions to property, equipment and other                                         (4,681)              (3,989)
       Proceeds from sales of property, equipment and other                                   15                1,412
       Payments for businesses acquired                                                 (146,696)            (210,831)
                                                                                      -----------           ----------


             Net cash used in investing activities                                      (151,362)            (213,408)
                                                                                      -----------           ----------


   Financing activities:
       Borrowings under the Revolving Credit Agreement                                   206,791              235,947
       Repayments of borrowings under the Revolving Credit Agreement                    (268,000)            (502,000)
       Proceeds from issuance of 8 1/2% Senior Notes, net of
        discount                                                                               -              298,734
       Borrowings under Chase Term Loan                                                  150,000                    -
       Proceeds from issuances of common stock, net of redemptions                        26,189                1,379
       Proceeds from issuance of Old Preferred Stock                                      50,000                    -
       Proceeds from issuance of Series C Preferred Stock, net of
         issuance costs                                                                        -              193,721
       Dividends paid to preferred shareholders                                           (2,875)              (2,875)
       Deferred financing costs paid                                                      (2,438)              (5,755)
       Other                                                                                (107)                 (18)
                                                                                      -----------           ----------

             Net cash provided by financing activities                                   159,560              219,133
                                                                                      -----------           ----------

   Increase in cash and cash equivalents                                                   4,814                4,996
   Cash and cash equivalents, beginning of period                                         18,232               27,226
                                                                                      -----------           ----------
   Cash and cash equivalents, end of period                                         $     23,046           $   32,222
                                                                                      ===========           ==========

   Supplemental information:
       Cash interest paid                                                           $     12,682           $   11,617
                                                                                      ===========           ==========

                 See notes to condensed consolidated financial statements.

K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been
      included.   All significant intercompany accounts and transactions
      have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the current period. The operating results for the three month periods ended March 31 are not necessarily indicative of the results that may be expected for a full year.

      The Company's operations have been organized into three business segments: education, information and media.

      Effective January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

      Effective January 1, 1996, the Company adopted the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard establishes accounting and reporting standards for stock-based employee compensation. The Company will continue to measure compensation costs for its stock-based compensation plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and will include certain pro forma disclosures required by SFAS 123 in its published annual report. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

2.    Acquisitions
      ------------

      On January 2, 1996, K-III Magazine Corporation acquired certain net assets of Cahners Consumer Magazines, a publisher of consumer and special interest magazines including American Baby, Modern Bride, Sail and Power & Motoryacht, along with 20 related properties. On January 2, 1996, Haas Publishing Companies, Inc. ("Haas") acquired certain net assets of Tri-State Publishing & Communications, Inc., a publisher of apartment and new home guides. On January 2, 1996, Intertec Publishing
      Corporation acquired certain net assets of Entertainment Technology Communications Corporation, a publisher of trade publications for the lighting industry. On March 1, 1996, K-III Reference Corporation acquired Facts on File News Services Division. The News Services
      Division produces and distributes news products to schools and libraries in print, CD-ROM and on-line formats. On March 13, 1996, Intertec Publishing Corporation traded EE Product News for Millimeter Magazine, the leading trade title for TV commercial production, as well as TV programming and movie production. The above acquisitions were financed through borrowings under the Revolving Credit Agreement. These acquisitions had an aggregate purchase price (net of liabilities assumed of approximately $24,000) of $210,831 including certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over the fair value of the net assets acquired was approximately $205,000.

      The preliminary purchase cost allocations for the 1996 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 1996; however, the changes are not expected to have a material effect on the consolidated financial position of the Company.

      These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. The foregoing acquisitions, if they had occurred on January 1, 1996 would not have had a material impact on the results of operations for the three month period ended March 31, 1996.

      If the acquisition of Cahners Consumer Magazines had occurred on January 1,1995, pro forma net sales would have been approximately $261,200 and pro forma net loss would have been approximately $25,900 ($.29 per share) for the quarter ended March 31, 1995.

3.    Net Assets Held for Sale
      -------------------------

     Upon acquisition in 1995, the Company decided to sell AutoStar Productions, Inc. ("AutoStar") and certain product lines of Argus Inc. ("Argus"). The net assets of AutoStar and the Argus product lines are recorded at net realizable value and have been classified as a current asset in net assets held for sale on the accompanying consolidated balance sheets at December 31, 1995 and March 31, 1996. The difference between the proceeds to be received on the sale of these businesses and their carrying values will be treated as an adjustment to the excess of purchase price over net assets acquired. The operating results of these businesses since acquisition have been excluded from the accompanying statement of condensed consolidated operations for the three months ended March 31, 1996. (See Note 9 - Subsequent Events).

4.   Private Offerings
     -----------------

     8 1/2% Senior Notes due 2006

     On January 24, 1996, K-III completed a private offering of $300,000 of 8 1/2% Senior Notes. The Senior Notes were issued at 99.578% with related issuance costs of approximately $6,000. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund. Interest on the Senior Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The 8 1/2% Senior Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest.

     $10.00 Series C Exchangeable Preferred Stock

     On January 24, 1996, K-III completed a private offering of 2,000,000 shares of $10.00 Series C Exchangeable Preferred Stock ("Series C Preferred Stock") at $100 per share, all of which are issued and outstanding at March 31, 1996. Annual dividends of $10.00 per share on the Series C Preferred Stock are cumulative and payable quarterly, in cash, commencing May 1, 1996. On and after February 1, 2001, the Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series C Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series C Preferred Stock is exchangeable in whole or in part, at the option of the Company, on any scheduled dividend payment date into Class C Subordinated Debentures provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. The Series C Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of unamortized issuance costs) of $193,807 at March 31, 1996.

     Net proceeds from these private offerings of approximately $486,000 were primarily used to pay down borrowings under the Revolving Credit Agreement.



5.   Inventories
     -----------

     Inventories consist of the following:
                                               December 31,      March 31,

                                                       1995          1996
                                                       ----          ----
        Finished goods                              $49,026       $41,855
        Work in process                                 969           797
        Raw materials                                27,978        30,562
                                                    -------       -------
                                                     77,973        73,214
        Less:  allowance for obsolescence             7,129         6,435
                                                    -------       -------
                                                    $70,844       $66,779
                                                    =======       =======

6.   Long-term debt
     ---------------

     Long-term debt consists of the following:
                                               December 31,     March 31,
                                                       1995          1996
                                                       ----          ----
        Borrowings under Revolving Credit
              Agreement                          $  435,988    $  169,935
        BONY Term Loan                              150,000       150,000
        Chase Term Loan                             150,000       150,000
        8 1/2% Senior Notes due 2006, net             -           298,748
        10 1/4% Senior Notes due 2004               100,000       100,000
        10 5/8% Senior Notes due 2002               250,000       250,000
                                                 ----------    ----------
        Total                                     1,085,988     1,118,683
        Acquisition obligation payable               54,928        56,354
                                                 ----------    ----------
                                                  1,140,916     1,175,037
            Less:  current portion                    6,000         6,000
                                                 ----------    ----------
                                                 $1,134,916    $1,169,037
                                                 ==========    ==========


7.   Accounting for Advertising Costs
     --------------------------------

     Effective July 1, 1994, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs" (the "Accounting Change"). The adoption of the Accounting Change resulted in a decrease in the net loss of approximately $16,000 ($.15 per share) and approximately $9,600 ($.07 per share) for the three months ended March 31, 1995 and 1996, respectively. At March 31, 1996, approximately $29,500 of advertising costs were reported as a net asset and included in other non-current assets on the accompanying condensed consolidated balance sheet. Advertising expense was approximately $29,000 and $30,000 for the three months ended March 31, 1995 and 1996, respectively.

8.   Loss per Common and Common Equivalent Share
     -------------------------------------------

     Loss per common and common equivalent share for the three month periods ended March 31, 1995 and 1996 was computed using the weighted average number of common stock shares outstanding during each period. The weighted average number of common stock shares outstanding during the three month period ended March 31, 1995 includes incremental shares for the common stock issued and non-qualified options granted to purchase common stock which were issued within one year prior to the initial filing of the registration statement for an initial public offering in September 1995, at a purchase price below $10.00 per share (the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. The effect of the assumed exercise of stock options which were issued in periods prior to the one-year period previously mentioned is not included because the effect is antidilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

9.   Subsequent Events
     -----------------

     Acquisitions

     On April 1, 1996, Haas acquired certain net assets of ADC of Greater Kansas City, Inc., an apartment guide and locator. On April 24, 1996, the Company acquired Horticulture magazine, the leading publication for the serious gardener. On April 30, 1996, Haas acquired certain net assets of VSD Communications, Inc., a publisher of apartment and home guides and related map publications. The aggregate purchase price for these acquisitions was approximately $13,600.

     Merger Agreement and Tender Offer

     On April 22, 1996, the Company, K-III Prime Corporation ("Prime") and a newly-formed wholly owned subsidiary of Prime ("WAC") entered into a Merger Agreement with Westcott Communications, Inc. ("Westcott") providing for the merger of WAC into Westcott with holders of Westcott common stock receiving $21.50 per share or an aggregate net price of approximately $422,000. The consummation of such merger is conditional, among other things, upon the approval by holders of a majority of the outstanding shares of Westcott, on a fully diluted basis. Pursuant to such Merger Agreement, on April 26, 1996, the Company initiated a tender offer to purchase all of the outstanding stock of Westcott for $21.50 per share. The tender offer will expire on May 23, 1996, unless it is extended and is conditioned upon, among other things, there being validly tendered at least that number of shares which constitute a majority of the outstanding shares on a fully diluted basis. Westcott generates educational content for a broad range of markets and distributes it through satellite and video tape across 23 networks.

     Divestiture

     On April 3, 1996, McMullen Argus completed the sale of AutoStar for cash of $200 and a licensing agreement. The excess of the proceeds over the carrying value of the net assets held for sale will result in a reduction in the excess of the purchase price over the net assets acquired.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company". The following discussion and analysis of K-III's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company organizes its businesses into three segments: education, information and media. Management believes that a meaningful comparison of the results of operations for 1995 and 1996 is obtained by using this segment information.

                      K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        Unaudited Results of Consolidated Operations
                                    (dollars in thousands)

                                                       Three Months Ended
                                                           March 31,
                                               1995                1996
                                             ----------         ----------
Sales, net:
       Education                           $    83,954        $    83,052
       Information                              51,455             67,854
       Media                                   103,255            164,047
                                             ----------         ----------
       Total                               $   238,664        $   314,953
                                             ==========         ==========



Operating income (loss):
       Education                           $     6,187        $     4,911
       Information                              (3,200)              (182)
       Media                                     6,679              8,230
       Corporate                                (5,003)            (5,974)
                                             ----------         ----------
       Total                                     4,663              6,985

Other income (expense):
     Interest expense                          (24,614)           (28,051)
     Amortization of deferred financing and
         organizational costs                     (733)              (900)
     Other, net                                    (17)             1,226
                                             ----------         ----------

Net loss                                   $   (20,701)       $   (20,740)
                                             ==========         ==========

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)
- - ----------------------------------------------------------------------

Three Months  Ended March 31, 1996 Compared to Three Months Ended March 31,
- - ---------------------------------------------------------------------------
1995:
- - -----

Consolidated Results:
- - ---------------------

Consolidated sales increased by 32.0% to $314,953 in the first three months in
1996 over 1995.   The sales increase resulted from a 13% increase in company-
wide advertising, a 12% improvement in circulation revenues and the impact of select acquisitions made since the prior year period. Consolidated operating profit increased by 49.8% to $6,985 in the first quarter 1996. Excluding the effect of the Accounting Change from both periods, consolidated operating profit would have grown approximately 76.9% in the first quarter 1996 as a result of the same factors which drove sales growth, despite an increase in paper costs of approximately 30% in 1996. Interest expense increased by $3,437 or 14.0% in the first quarter 1996 over 1995 primarily due to the increased level of borrowings associated with acquisitions as well as higher interest rates. The consolidated net loss was $20,740 in the first quarter 1996 versus $20,701 in 1995.

Education:
- - ----------

The education segment's sales declined by $902 or 1.1% in the first quarter 1996 versus 1995. At Newbridge, the Company managed down its sales to improve member quality and profitability, while Weekly Reader delayed a print run, deferring certain sales to the second quarter. Growth in the rest of the education segment's sales offset these decreases. The education segment's operating
income decreased by $1,276 in the first quarter 1996 versus 1995.   The impact
of the Accounting Change benefitted results in the first quarter 1995 by $6,314 more than in the first quarter 1996. Excluding the effect of the Accounting Change from both periods, the education segment's operating loss declined by approximately 57.0% in the first quarter 1996 compared to 1995. Lower direct mail and postage expenses at Weekly Reader as well as the benefits from the restructuring of the network maintenance system at Channel One contributed to this improvement.

Information:
- - ------------

The information segment's sales increased by $16,399 or 31.9% in the first quarter 1996 over 1995 while the operating loss in the first quarter 1996 was $182 as compared to an operating loss of $3,200 in the 1995 period. These results were driven by the Apartment Guides, which continued to achieve double-digit sales growth. In addition, Nelson had a strong quarter in part due to increased demand for its electronic database, Institutional MarketPlace for Windows. The addition of Bacon's contributed to the quarter's results, accounting for approximately one-third of the information segment's growth.

Media:
- - -----

The media segment's sales increased by $60,792 or 58.9% in the first quarter 1996 versus 1995 due to advertising and circulation revenue growth and the addition of the operating results of the newly acquired Cahners Consumer Magazines. Circulation revenue for consumer magazines increased by 12% led by increases at Seventeen and Soap Opera Digest. Based on its circulation of 2.2 million, Seventeen has become the #1 beauty/fashion magazine in the U.S. Soap Opera Digest launched a website on America Online which has received an enthusiastic response with over 20,000 hours of connect time in the first month of availability. The media segment's operating profit increased by $1,551 in the first quarter 1996 over 1995. The impact of the Accounting Change was to decrease advertising expenses by $1,072 in the 1996 period as compared with a decrease of $692 in the first quarter 1995. Excluding the effect of the Accounting Change from both periods, the media segment's operating profit increased approximately 19.6% in the first quarter 1996 over 1995 primarily due to advertising and circulation revenue growth and acquisitions of businesses.

Liquidity and Capital Resources
- - -------------------------------

Consolidated working capital (deficiency) including current maturities of long-term debt was $(29,346) at March 31, 1996 compared to $(56,560) at December 31, 1995. Consolidated working capital reflects the expensing of editorial and product development costs when incurred and the recording of unearned subscription income as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.



                                         Three Months Ended
                                             March 31,
                                      1995                1996
                                      ----                ----
EBITDA:

   Education                         $18,412             $17,021
   Information                         9,106              12,900
   Media                              19,215              27,089
   Corporate                          (4,830)             (5,798)
                                     --------            --------
   Total                             $41,903             $51,212
                                     ========            ========

Net Cash Provided by (Used in)
        Operating Activities:

   Education                        $(5,828)           $    697
   Information                       13,779              13,461
   Media                              7,104               6,360
   Corporate                        (18,439)            (21,247)
                                    --------           ---------
   Total                            $(3,384)           $   (729)
                                    ========           =========

Net Cash Used in
        Investing Activities:

   Education                      $  (2,808)          $  (2,292)
   Information                      (22,890)            (26,004)
   Media                           (124,804)           (184,844)
   Corporate                           (860)               (268)
                                  ----------          ----------
   Total                          $(151,362)          $(213,408)
                                  ==========          ==========

Net Cash Provided by (Used in)
       Financing Activities:


   Education                       $    (54)           $ (1,443)
   Information                          751              (1,630)
   Media                                 (4)             (3,372)
   Corporate                        158,867             225,578
                                   --------            --------
   Total                           $159,560            $219,133
                                   ========            ========

Consolidated EBITDA increased by $9,309 in the three months ended March 31, 1996 over 1995 mainly as a result of growth from existing operations, new product additions and acquisitions of businesses. The net cash used in operating activities during the three months ended March 31, 1996, after interest payments of $11,617, was $729. Net cash used in operating activities decreased by $2,655 during the three months ended March 31, 1996 over 1995 due primarily to the EBITDA growth. Capital expenditures were $3,989 during the 1996 period which was a decrease of $692 from the 1995 period. Payments of $210,831 (including certain immaterial purchase price adjustments relating to previous acquisitions and excluding Millimeter Magazine which was acquired through a magazine swap) were made during the three months ended March 31, 1996 for the acquisitions of Cahners Consumer Magazines, Tri-State Publishing & Communications, Inc., Entertainment Technology Communications Corporation and the Facts on File News Services Division. Net cash used in investing activities increased as a result of the higher cost of the acquisitions in the 1996 period as compared to the acquisitions in the 1995 period.

Financing Arrangements
- - ----------------------

On January 24, 1996, K-III completed a private offering of $300,000 of 8 1/2% Senior Notes. The Senior Notes were issued at 99.578% with related issuance costs of approximately $6,000. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund. Interest on the Senior Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The 8 1/2% Senior Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest.

On January 24, 1996, K-III completed a private offering of 2,000,000 shares of $10.00 Series C Exchangeable Preferred Stock ("Series C Preferred Stock") at $100 per share, all of which are issued and outstanding at March 31, 1996. Annual dividends of $10.00 per share on the Series C Preferred Stock are cumulative and payable quarterly, in cash, commencing May 1, 1996. On and after February 1, 2001, the Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series C Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series C Preferred Stock is exchangeable in whole or in part, at the option of the Company, on any scheduled dividend payment date into Class C Subordinated Debentures provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. The Series C Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of unamortized issuance costs) of $193,807 at March 31, 1996.

Net proceeds from these private offerings of approximately $486,000 were primarily used to pay down borrowings under the Revolving Credit Agreement.

The Company's primary credit agreement is the Revolving Credit Agreement with a total of $670,000 in commitments which may be utilized through the incurrence of revolving credit loans. At March 31, 1996, $163,000 of revolving credit loans, $6,935 of Canadian dollar loans and $5,247 of letters of credit were outstanding under the Revolving Credit Agreement. Also, at March 31, 1996, K-III had outstanding $250,000 of 10 5/8% Senior Notes due 2002 (the "10 5/8% Senior Notes"), $100,000 of 10 1/4% Senior Notes due 2004 (the "10 1/4% Senior Notes"), $300,000 of 8 1/2% Senior Notes due 2006 (the "8 1/2% Senior Notes"), a $150,000
term loan (the "BONY Term Loan") under a term loan facility with the Bank of New York, as agent, a $150,000 Chase Term Loan, 4,000,000 shares of $2.875 Senior Exchangeable Preferred Stock, liquidation preference $25.00 per share ("Senior Preferred Stock"), 1,405,397 shares of $11.625 Series B Exchangeable Preferred Stock, liquidation preference $100.00 per share ("Series B Preferred Stock") and 2,000,000 shares of $10.00 Series C Exchangeable Preferred Stock, liquidation preference $100.00 per share ("Series C Preferred Stock"). The Senior Preferred Stock is exchangeable, at K-III's option, for the 11 1/2% Subordinated Debentures due 2004, and the Series B Preferred Stock is exchangeable, at K-III's option, for the 11 5/8% Class B Subordinated Exchange Debentures due 2005 (the "Subordinated Debentures"). The Series C Preferred Stock is exchangeable, at K-III's option, for the 10% Class C Subordinated Debentures due 2008. Before May 1, 1998, dividends or interest, as the case may be, on the Series B Preferred Stock or the Subordinated Debentures, may be paid in cash or by issuing additional shares of the Series B Preferred Stock or additional Subordinated Debentures, as the case may be. On or after May 1, 1998, such dividends or interest must be paid in cash. Dividends on the Senior Preferred Stock and the Series C Preferred Stock are paid quarterly in cash.

The above indebtedness, among other things, limit the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and certain restricted payments. The Company is also prohibited from declaring or making dividend payments in excess of $20,000 per year except for dividend payments on the outstanding series of preferred stock (provided that no event of default exists and certain fixed charge coverage ratios as defined are maintained). Borrowings under the above indebtedness are guaranteed by each of the domestic subsidiaries of the Company.

At March 31, 1996, the mandatory reductions of K-III's revolving credit commitment under the Revolving Credit Agreement are $135,000 per year in 1997 through 1999 with a final reduction or paydown of $265,000 in 2000. At March 31, 1996, mandatory principal payments on the BONY Term Loan are $18,750 in 2001, $71,250 in 2002 and $60,000 in 2003. Principal payments on the 10 5/8%
Senior Notes are scheduled to be $125,000 in May 2001 and $125,000 in May 2002. The 10 1/4% Senior Notes mature in June 2004 and the 8 1/2% Senior Notes mature in February 2006. At March 31, 1996, the mandatory principal payments on the Chase Term Loan are $30,000 in 1998, $35,000 in 1999, $40,000 in 2000 and
$45,000 in 2001. In addition, principal and interest payments of $6,000 relating to an acquisition obligation are scheduled to be made in semi-annual installments of $3,000 on June 30 and December 31 each year through 1997. The remaining principal and interest amounts of $63,500 will be repaid from June 1998 through June 2001. K-III believes its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

Recent Developments
- - -------------------

Acquisitions

On April 1, 1996, Haas acquired certain net assets of ADC of Greater Kansas City, Inc., an apartment guide and locator. On April 24, 1996, the Company acquired Horticulture magazine, the leading publication for the serious gardener. On April 30, 1996, Haas acquired certain net assets of VSD Communications, Inc., a publisher of apartment and home guides and related map publications. The aggregate purchase price for these acquisitions was approximately $13,600.

Merger Agreement and Tender Offer

On April 22, 1996, the Company, K-III Prime Corporation ("Prime") and a newly-formed wholly owned subsidiary of Prime ("WAC") entered into a Merger Agreement with Westcott Communications, Inc. ("Westcott") providing for the merger of WAC into Westcott with holders of Westcott common stock receiving $21.50 per share or an aggregate net price of approximately $422,000. The consummation of such merger is conditional, among other things, upon the approval by holders of a majority of the outstanding shares of Westcott, on a fully diluted basis. Pursuant to such Merger Agreement, on April 26, 1996, the Company initiated a tender offer to purchase all of the outstanding stock of Westcott for $21.50 per share. The tender offer will expire on May 23, 1996, unless it is extended and is conditioned upon, among other things, there being validly tendered at least that number of shares which constitute a majority of the outstanding shares on a fully diluted basis. Westcott generates educational content for a broad range of markets and distributes it through satellite and video tape across 23 networks.

Divestiture

On April 3, 1996, McMullen Argus completed the sale of AutoStar for cash of $200 and a licensing agreement. The excess of the proceeds over the carrying value of the net assets held for sale will result in a reduction in the excess of the purchase price over the net assets acquired.

Impact of Inflation
- - -------------------

The impact of inflation was immaterial during 1995 and 1996, with the exception of paper prices which began to rise around mid-year 1994 and continued to rise more dramatically in 1995, and postal costs. Overall, paper prices increased approximately 24% in 1995. In 1995, paper costs represented approximately 9% of the Company's total operating costs and expenses. The Company believes it will be able to meet its paper requirements in the future. Due to recent softening in certain segments of the paper market, paper price increases of the magnitude experienced in 1995 seem unlikely in the forseeable future. In early 1995, a postal rate increase of approximately 13% went into effect, the first such increase since 1991. In 1995, postal costs represented approximately 7% of total operating costs and expenses. In an attempt to contain postage costs, the Company takes advantage of various postal discounts. The Company continually addresses postal cost increases by taking advantage of sortation and classification efficiencies and by passing the cost onto the customer wherever possible. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (10) Agreement and Plan of Merger Among the Company, Prime, WAC and Westcott dated April 22, 1996.

    (11) Statement Regarding Computation of Per Share Earnings

    (27) Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K was filed on January 12, 1996 in connection with the January 2, 1996 acquisition of certain net assets of Cahners Consumer Magazines. As of the date of that report, it was impracticable to file financial statements for the acquisition. Such financial statements and related pro formas were filed on March 15, 1996.

Form 8-K was filed on or about April 24, 1996 to announce the execution of a Merger Agreement among the Company, Prime, WAC and Westcott.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                K-III Communications Corporation
                                --------------------------------
                                       (Registrant)





Date: May 10,1996                     /s/ William F. Reilly
      -----------                ---------------------------------
                                 (Signature)
                                 Chairman and Chief Executive Officer



Date: May 10, 1996                     /s/ Curtis A. Thompson
      ------------              ---------------------------------
                                (Signature)
                                Vice President, Controller and Chief
                                Accounting Officer