Form 10-K/A
period 1995-12-31
K III COMMUNICATIONS CORP
filed 1996-06-25
CIK 884382

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                              -------------------


     [!]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 1-11106

                        K-III COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                     (SEE TABLE OF ADDITIONAL REGISTRANTS)

                   DELAWARE                                       13-3647573
         (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

     745 FIFTH AVENUE, NEW YORK, NEW YORK                           10151
   (Address of principal executive offices)                       (Zip Code)

                                 (212) 745-0100
              (Registrant's telephone number, including area code)
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                      WHICH REGISTERED
- ------------------------------------------------   ------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE..........   NEW YORK STOCK EXCHANGE
SENIOR EXCHANGEABLE PREFERRED STOCK, PAR VALUE
$.01 PER SHARE..................................   NEW YORK STOCK EXCHANGE

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes_X_  No____


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.                                 [X]


    The aggregate market value of the voting stock of K-III Communications Corporation ("K-III") which is held by non-affiliates of K-III at March 1, 1996 was approximately $221 million.

    As of March 1, 1996, 128,487,033 shares of K-III's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
K-III's notice of annual meeting and proxy statement for its 1996 annual meeting of shareholders into Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        K-III COMMUNICATIONS CORPORATION



    The registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Item 8. Financial Statements and Supplementary Data



                                                                                         PAGE
                                                                                         ----
Item 7. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..........................................................     2
Item 8. Financial Statements and Supplementary Data...................................
       Table of Contents to Financial Statements......................................    10
       Report of Independent Auditors--Deloitte & Touche LLP..........................    11
       Statements of Consolidated Operations for the Years Ended December 31, 1995,
       1994 and 1993..................................................................    12
       Consolidated Balance Sheets as of December 31, 1995 and 1994...................    13
       Statements of Consolidated Cash Flows for the Years Ended December 31, 1995,
       1994 and 1993..................................................................    14
       Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994
       and 1993.......................................................................    15
       Notes to Consolidated Financial Statements for the Years Ended December 31,
       1995, 1994 and 1993............................................................    17



                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             K-III COMMUNICATIONS CORPORATION



Date: June 21, 1996


                                             By  /s/ BEVERLY C. CHELL


                                                       Beverly C. Chell
                                                ................................


                                                        Beverly C. Chell
                                                    Vice Chairman and Secretary

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

    The following discussion of the consolidated financial condition and related results of operations of the Company should be read in conjunction with the Company's historical consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

SELECTED FINANCIAL DATA

    The Company organizes its businesses into three segments: education, information and media. Additional selected financial data for the Company organized on the foregoing basis are presented below. In 1995, the Company reclassified certain Intertec technical and database product lines from the media segment to the information segment for all periods presented because those businesses were more comparable to the existing products in the information segment.

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1995         1994        1993
                                                             ----------    --------    --------
Sales, net:
  Education...............................................   $  330,414    $430,134    $388,331
  Information.............................................      263,542     192,732     146,610
  Media...................................................      452,373     341,782     309,807
                                                             ----------    --------    --------
  Total...................................................   $1,046,329    $964,648    $844,748
                                                             ----------    --------    --------
                                                             ----------    --------    --------
Depreciation, amortization and other charges(1):
  Education...............................................   $  106,492    $ 46,426    $ 31,210
  Information.............................................       78,513      51,677      47,893
  Media...................................................       56,682      53,156      66,065
  Corporate...............................................          703         632         743
                                                             ----------    --------    --------
  Total...................................................   $  242,390    $151,891    $145,911
                                                             ----------    --------    --------
                                                             ----------    --------    --------
Operating income (loss):
  Education...............................................   $  (32,024)   $ 10,590    $ 20,505
  Information.............................................       (8,683)     (2,307)     (6,804)
  Media...................................................       32,169      15,877      (9,410)
  Corporate...............................................      (17,737)    (13,957)    (11,960)
                                                             ----------    --------    --------
  Total...................................................      (26,275)     10,203      (7,669)
Other expenses:
  Interest expense........................................     (105,384)    (78,244)    (74,336)
  Amortization of deferred financing and organizational
costs.....................................................       (3,135)     (3,080)     (3,520)
  Write-off of unamortized deferred financing costs.......           --     (11,874)         --
  Other expense, net......................................         (241)       (508)       (971)
                                                             ----------    --------    --------
  Loss before income tax benefit..........................     (135,035)    (83,503)    (86,496)
  Income tax benefit......................................       59,600      42,100          --
                                                             ----------    --------    --------
  Net loss................................................   $  (75,435)   $(41,403)   $(86,496)
                                                             ----------    --------    --------
                                                             ----------    --------    --------

- ------------

(1) Other charges includes provision for write-down of real estate no longer utilized, net provision for loss on the sales of businesses and provision for restructuring and other costs.

1995 Compared to 1994

    Consolidated Results: Excluding the results of divested operations, consolidated sales increased 31.3% to $1,046,329 in 1995 over $964,648 in 1994. This increase resulted from growth from existing operations, product additions and acquisitions of businesses in all three segments. In 1995, the Company divested Newfield Publications, Inc. ("Newfield") in the education segment and Premiere magazine ("Premiere") in the media segment. The Company's statement of consolidated operations included the results of these businesses in 1994 but not 1995. Consequently, reported sales including divested businesses increased only 8.5% from 1994 to 1995.

    In the second quarter of 1995, the Company recorded several one-time, principally non-cash, charges totaling $68,072. These included a net aggregate provision for loss on the sales of Newfield and Premiere of $35,447; restructuring and other charges of $14,667 related to a corporate restructuring at Newbridge Communications, Inc. ("Newbridge") and the completion of manufacturing outsourcing at Daily Racing Form, Inc. ("Daily Racing Form"); and adjustments to the carrying values of K-III Reference Corporation's ("K-III Reference") goodwill and other intangible assets totaling $17,958.

    Partially offsetting these one-time charges was the impact of the required adoption of a new method of accounting for advertising costs (the "Accounting Change"), which K-III adopted on July 1, 1994. The Accounting Change increased operating income by approximately $2,000 more in 1995 than 1994. Including the one-time charges and the effect of the Accounting Change, the consolidated operating loss was $26,275 in 1995 as compared to consolidated operating profit of $10,203 in 1994. The increase in the corporate expenses resulted predominantly from growth in corporate service requirements.

    Interest expense increased by $27,140 or 34.7% in 1995 over 1994 primarily due to the increased level of borrowings associated with acquisitions as well as higher short-term interest rates. As a result of the refinancing during the second quarter of 1994, a charge of $11,874 was recorded representing the write-off of unamortized deferred financing costs related to the previous bank financing.


    The Company recorded an income tax benefit of $59,600 in 1995 compared to $42,100 in 1994, associated with the partial recognition of NOL's and other net deferred income tax assets. At the end of each year, the Company reviewed its recent operating results and projected future operating results and determined that there should be sufficient future taxable income and that a portion of the net deferred income tax assets would likely be realized. Such future taxable income of approximately $285,000 is projected to result principally from scheduled reductions in intangible asset amortization expense. Many of the Company's intangible assets have relatively short useful lives and are amortized using accelerated methods. As these assets approach the end of their useful lives, the periodic amortization expense declines rapidly and results in increased taxable income even at present levels of operations. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reductions in taxable income could occur as the result of many external factors including but not limited to increased paper and postage costs and rates of interest. The consolidated net loss increased by $34,032 in 1995 over 1994 mainly due to the one-time charges.



    Education: Excluding the results of Newfield, the education segment's sales increased 17.5% over 1994, reflecting growth from product additions and acquisitions of businesses, primarily Channel One Communications Corporation ("Channel One") which added $52,370 to the sales growth in 1995. Reported results, however, included Newfield's sales only in 1994, thus leading to a reported decline in the education segment's sales of 23.2%. The Accounting Change favorably impacted the education segment's earnings by approximately $4,000 more in 1995 than in 1994; however, it was offset by an increase in goodwill, intangible and other asset amortization expenses of $15,469 and an increase in certain one-time charges of $37,377. The education segment reported an operating loss of $32,024 in 1995 compared to an operating profit of $10,590 in 1994.

    Information: The information segment's sales increased by $70,810 or 36.7% in 1995 over 1994 primarily as a result of product additions at K-III Directory Corporation ("K-III Directory"), the full year effect of the acquisition of Haas Publishing Companies, Inc. ("Haas") and the subsequent addition of new markets for its apartment guides. Product additions at K-III Directory included the International Trade Guide, the U.S. Custom House Guide and the Official Export Guide, all acquired in late 1994, as well as the Machinery Information Division directories acquired in mid-1994. These product additions contributed approximately $7,000 to the 1995 sales growth. The Haas acquisition in mid-1994 resulted in approximately $17,500 of the 1995 sales growth. Additional markets added to the Haas apartment guides in 1995 included Washington, D.C., Baltimore, MD. and Detroit, MI., which contributed approximately $8,800 to the 1995 sales growth. The addition of the Bacon's media relations industry directories, clipping services and mailing services in mid-1995 added approximately $17,900 to the 1995 sales growth. Goodwill and intangible asset amortization expense increased by $21,889 in 1995 over 1994 principally as a result of the adjustments to goodwill and intangible asset values at K-III Reference. This was the primary cause for an increase in the information segment's operating loss of $6,376 in 1995 over 1994.



    Media: The media segment's sales increased by $110,591 or 32.4% in 1995 over 1994 due to a 40.3% increase in advertising revenue and a 37.5% increase in subscription revenue including the effect of the acquisitions of PJS Publications, Inc., the Maclean Hunter division of Rogers Communications, Inc. and McMullen & Yee Publishing, Inc. offset by the elimination of the revenues of Premiere. Excluding the effects of acquisitions and divestitures, trade magazine advertising pages and rates rose 3.7% and 5.0%, respectively, and consumer magazine advertising pages and rates rose 3.2% and 3.3%, respectively, in 1995 over 1994. Despite an average 24% increase in paper costs partially offset by the favorable impact of $1,100 relating to the Accounting Change, the media segment's operating profit increased by $16,292 in 1995 over 1994. Excluding the effect of the Accounting Change and the 1995 gain associated with the divestiture of Premiere, the media segment's operating profit increased approximately 97.7% in 1995 over 1994 as a result of advertising revenue growth, subscription revenue growth and acquisitions of businesses.


1994 Compared to 1993

    Consolidated Results: Consolidated sales increased $119,900 or 14.2% in 1994 over 1993 resulting largely from growth in existing operations, product additions and acquisitions of businesses. Sales growth in existing operations resulted mainly from advertising sales growth, partially offset by the discontinuation of a licensed character product line at Newfield in the education segment and a unit volume decline at K-III Reference in the information segment. K-III Reference's sales decline resulted in part from a three year cycle which results in declining sales as each new edition ages, the most recent of which was introduced in 1993, and in part from continued competition in the supermarket encyclopedia continuity market. This volume decline was partially offset by royalties received from Microsoft Corporation on sales of the Encarta multimedia encyclopedia. In 1994, a provision of $15,025 for the sale of a business was recorded, and a benefit of approximately $9,800 was realized from the Accounting Change. Marketing and selling expenses increased in 1994 in proportion to the sales increase. Other general expenses increased in 1994 by $27,583 primarily as a result of acquisitions of businesses. Amortization of intangible assets declined by $13,150 in 1994 as a result of certain intangible assets becoming fully amortized, partially offset by the impact of new acquisitions. The Company reported an operating profit of $10,203 in 1994 versus an operating loss of $7,669 in 1993. As a result of a refinancing in the second quarter of 1994, a charge of $11,874 was recorded representing the write-off of unamortized deferred financing costs related to the previous bank financing. In 1994, the Company recorded an income tax benefit of $42,100 associated with the partial recognition of NOLs and other net deferred income tax assets. The consolidated net loss in 1994 declined to $41,403 from $86,496 in 1993.

    Education: The education segment's sales grew $41,803 or 10.8% in 1994 over 1993 as a result of growth in existing operations, product additions and acquisitions of businesses. Newbridge's sales were up 4.8% due largely to an increase in new members. Newfield's sales decreased 9.7% in 1994 from 1993, as the addition of a line of child development products was more than offset by the discontinuation of a licensed character product line. Weekly Reader sales, excluding a transferred product line, grew 2.4% due to the addition of a supplementary educational product line, partially offset by a decline in subscription volume from 1993 levels. Medical publication sales were up 4.6% in 1994 due to sales volume growth in its core healthcare provider market reflecting a successful new direct sales marketing initiative. The education segment realized a benefit of approximately $6,500 in 1994 from the adoption of the Accounting Change. Partially offsetting this were higher provisions for bad debts in 1994. In 1994, a provision of $15,025 was recorded associated with the planned sale of Newfield. Due to this provision, the education segment's operating profits declined by $9,915 in 1994 to $10,590.

    Information: The information segment's sales grew $46,122 or 31.5% in 1994 over 1993 as a result of growth in existing operations, product additions and acquisitions of businesses. K-III Reference's sales were down 16.9% in 1994 due in part to a decline in encyclopedia unit volume, partially offset by royalties received on Microsoft's Encarta sales. The unit volume decline is due in part to a three year cycle which generates declining sales as each new edition ages, the most recent of which was introduced in 1993, and in part to continued competition in the supermarket encyclopedia continuity market. Daily Racing Form's sales were down 2.4% in 1994 due to a 4.4% decline in circulation volume, partially offset by higher advertising and other revenues. Excluding acquisitions, sales of directories were up 3.2% due mainly to advertising revenue growth. Nelson's sales were up in 1994 due to the successful launch of Institutional Marketplace for Windows and Nelson's inclusion for only a partial year in 1993. Amortization of intangible assets increased by $4,040 in 1994 as a result of acquisitions. The information segment's operating loss declined by $4,497 or 66.1% in 1994 from the prior year.


    Media: The media segment's sales increased $31,975 or 10.3% in 1994 over 1993 on the strength of advertising and circulation improvements. Excluding acquisitions, the sales growth was 9.7%. Consumer magazine advertising pages increased 7.2% in 1994 and average page rates were up 1.7% versus 1993 reflecting improvement in all titles and market share increases for Soap Opera Digest. Consumer magazine circulation sales increased 5.3% in 1994 resulting primarily from newsstand price increases. Trade and technical magazine advertising pages grew 2.6% in 1994 and average page rates were up 3.8% versus 1993. The media segment realized a benefit of approximately $3,300 in 1994 from the adoption of the Accounting Change. Media segment amortization of intangible assets declined by approximately $13,300 in 1994 due to certain intangible assets becoming fully amortized. The media segment reported an operating profit of $15,877 in 1994 compared to an operating loss of $9,410 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information regarding the Company's EBITDA and other net cash flow items:

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             ---------    ---------    --------
EBITDA(1):
  Education...............................................   $  74,468    $  57,016    $ 51,715
  Information.............................................      69,830       49,370      41,089
  Media...................................................      88,851       69,033      56,655
  Corporate...............................................     (17,034)     (13,325)    (11,217)
                                                             ---------    ---------    --------
  Total...................................................   $ 216,115    $ 162,094    $138,242
                                                             ---------    ---------    --------
                                                             ---------    ---------    --------
Net cash provided by (used in) operating activities:
  Education...............................................   $  35,963    $  43,314    $ 37,046
  Information.............................................      73,019       39,167       8,129
  Media...................................................      66,601       62,902      57,859
  Corporate...............................................    (111,521)     (80,493)    (75,962)
                                                             ---------    ---------    --------
  Total...................................................   $  64,062    $  64,890    $ 27,072
                                                             ---------    ---------    --------
                                                             ---------    ---------    --------
Net cash provided by (used in) investing activities:
  Education...............................................   $   6,075    $(291,501)   $ (5,720)
  Information.............................................     (83,632)    (130,110)    (47,466)
  Media...................................................    (238,731)     (20,181)    (41,613)
  Corporate...............................................      (2,424)        (334)       (870)
                                                             ---------    ---------    --------
  Total...................................................   $(318,712)   $(442,126)   $(95,669)
                                                             ---------    ---------    --------
                                                             ---------    ---------    --------
Net cash provided by (used in) financing activities:
  Education...............................................   $    (727)   $  (2,795)   $    108
  Information.............................................      (2,590)         375      (2,283)
  Media...................................................      (5,332)      (8,081)     (3,817)
  Corporate...............................................     272,293      394,425      69,571
                                                             ---------    ---------    --------
  Total...................................................   $ 263,644    $ 383,924    $ 63,579
                                                             ---------    ---------    --------
                                                             ---------    ---------    --------

- ------------

(1) Earnings before interest, taxes, depreciation, amortization and provision for one-time charges ("EBITDA") is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

    Consolidated working capital (deficiency) including current maturities of long-term debt was $(56,560) at December 31, 1995 compared to $1,338 at December 31, 1994. Consolidated working capital reflects the expensing of editorial and product development costs when incurred and the recording of unearned subscription income as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

1995 Compared to 1994

    Consolidated EBITDA increased by $54,021 or 33.3% in the year ended December 31, 1995 over 1994 mainly as a result of growth from existing operations, new product additions, acquisitions of businesses and the Accounting Change, which K-III adopted on July 1, 1994. The net cash provided by operating activities during the year ended December 31, 1995, after interest payments of $102,040, was

$64,062. Net cash provided by operating activities declined by $828 during the year ended December 31, 1995 from 1994 due primarily to the EBITDA growth offset by higher acquisition related interest payments and growth in inventories and prepaid expenses. Capital expenditures, net of gross proceeds from sales of assets, were $23,414 during 1995 as compared to $14,184 for 1994. These expenditures included data processing equipment, televisions, videocassette recorders, satellite dishes, furniture and leasehold improvements and were financed with net cash provided by operations. Payments of $353,954 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the year ended December 31, 1995 for the acquisitions described in Note 4 to the Company's consolidated financial statements. Net cash used in investing activities decreased as a result of the proceeds from the sale of Newfield and Premiere and the lower cost of the acquisitions in 1995 as compared to the acquisitions in 1994, all of which were financed with borrowings under the Chase Term Loan and Revolving Credit Agreement.

1994 Compared to 1993

    Consolidated EBITDA grew $23,852 or 17.3% in the year ended December 31, 1994 versus 1993 mainly as a result of growth in the media segment and acquisitions. The net cash provided by operating activities during the twelve months ended December 31, 1994, after interest payments of $71,395, was $64,890, an increase of $37,818 over 1993 resulting mainly from the EBITDA growth. Capital expenditures, net of gross proceeds from sales of assets, were $14,184 during 1994 compared to $11,485 during 1993. These expenditures included data processing equipment, televisions, videocassette recorders, satellite dishes, furniture and leasehold improvements and were financed with net cash provided by operations. Payments of $427,942 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the year ended December 31, 1994 for the acquisitions described in Note 4 of the notes to the Company's consolidated financial statements. Net cash used in investing activities grew as a result of these increased acquisition activities, substantially all of which were financed with borrowings under the then existing credit agreements.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1995, the Company had NOLs of approximately $632,000 which will be available to reduce future taxable income. In addition, including the January 1996 acquisitions, management estimates that more than $725,000 of unamortized goodwill and other intangible assets will be available as a deduction from any future taxable income.

FINANCING ARRANGEMENTS

    In November 1995, K-III completed the initial public offering of 17,250,000 shares of common stock at a price of $10.00 per share. Net proceeds from the initial public offering of approximately $163,000 were used to repay borrowings outstanding under its Revolving Credit Agreement.

    At December 31, 1995, $429,000 of revolving credit loans, $6,988 of Canadian dollar loans and $11,397 of letters of credit were outstanding under the Revolving Credit Agreement. Also, at December 31, 1995, K-III had outstanding $250,000 of 10 5/8% Senior Notes, $100,000 of 10 1/4% Senior Notes, a $150,000
BONY Term Loan, a $150,000 Chase Term Loan, 4,000,000 shares of Senior Preferred Stock and 1,365,707 shares of Series B Preferred Stock. The Senior Preferred Stock is exchangeable, at K-III's option, for the 11 1/2% Subordinated Debentures, and the Series B Preferred Stock is exchangeable, at K-III's option, for the Class B Subordinated Exchange Debentures. Before May 1, 1998, dividends or interest, as the case may be, on the Series B Preferred Stock or the Class B Subordinated Exchange Debentures may be paid in cash or by issuing additional shares of the Series B Preferred Stock or additional Class B Subordinated Exchange Debentures, as the case may be. On or after May 1, 1998, such dividends or interest must be paid in cash.

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and make certain restricted payments. The Company is also prohibited from declaring or making dividend payments except for dividend payments on the outstanding series of preferred stock (provided that no event of default exists and certain coverage ratios as defined are maintained). Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to
1. The Company's maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements.



    At February 23, 1996, the mandatory reductions of the revolving credit commitment under the Revolving Credit Agreement were $135,000 per year in 1997 through 1999 with a final reduction or paydown of $265,000 in 2000.


    At February 23, 1996, mandatory principal payments on the BONY Term Loan were $18,750 in 2001, $71,250 in 2002 and $60,000 in 2003. Principal payments on the 10 5/8% Senior Notes are scheduled to be $125,000 in May 2001 and $125,000 in May 2002 and the 10 1/4% Senior Notes mature in June 2004. At February 23, 1996, the mandatory principal payments on the Chase Term Loan were $30,000 in 1998, $35,000 in 1999, $40,000 in 2000 and $45,000 in 2001. In addition, principal and interest payments of $6,000 relating to an acquisition obligation are scheduled to be made in semi-annual installments of $3,000 on June 30 and December 31 each year through 1997. Based upon aggregate debt outstanding at February 23, 1996 (see Recent Developments), aggregate principal payments for 1996, 1997 and 1998 will be $6,000, $6,000 and $36,000, respectively. Based upon aggregate debt outstanding at February 23, 1996, the aggregate interest requirements, assuming an annual interest rate of 7.32% for 1996, 1997 and 1998, will be approximately $95,000 each year. The Company's aggregate lease obligations for 1996, 1997 and 1998 are expected to be approximately $27,000, $26,000 and $24,000, respectively. The Company believes its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's consolidated financial statements beginning in 1996. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard is effective for the Company's consolidated financial statements beginning in 1996. SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting standards will have a material effect on the results of operations of the Company.

RECENT DEVELOPMENTS

    On January 2, 1996, the Company acquired certain net assets of: (i) Cahners Consumer Magazines, a publisher of consumer and special interest magazines, including American Baby, Modern Bride, Sail and Power & Motoryacht, along with 20 related properties; (ii) Tri-State Publishing & Communications, Inc., a publisher of apartment and new home guides and (iii) Entertainment Technology Communications Corporation, a publisher of trade publications for the lighting industry.

On March 1, 1996, the Company acquired Facts on File News Services Division, a publisher of subscription products which are sold to schools and libraries. The flagship product, World News Digest, published weekly, is available in print, CD and on-line formats and has a subscriber base of approximately 7,000. Other publications include Editorials on File, Today's Science on File and Software and CD-ROM Reviews on File. The aggregate purchase price of these acquisitions was approximately $210,000 and was financed through borrowings under the Revolving Credit Agreement.


    In January 1996, K-III completed a private offering of 2,000,000 shares of Series C Exchangeable Preferred Stock at $100.00 per share and $300,000 of 8 1/2% Senior Notes due 2006. Net proceeds from these offerings of approximately $487,000 were used to repay borrowings outstanding under the Revolving Credit Agreement.

IMPACT OF INFLATION

    The impact of inflation was immaterial during 1995 with the exception of paper prices and postage costs. Paper prices began to rise around mid-year 1994 and continued to rise more dramatically in 1995. Overall, paper prices increased approximately 24% in 1995. In 1995, paper costs represented approximately 9% of the Company's total operating costs and expenses. The Company believes that it will be able to meet its paper requirements. Due to recent softening in certain segments of the paper market, paper price increases of the magnitude experienced in 1995 seem unlikely in the foreseeable future. In early 1995, a postal rate increase of approximately 13% went into effect, the first such increase since 1991. In 1995, postal costs represented approximately 7% of total operating costs and expenses. In an attempt to contain postage costs, the Company takes advantage of various postal discounts. The Company continually addresses postal cost increases by taking advantage of sortation and classification efficiencies and by passing the cost onto the customer whenever possible. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS


K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  Report of Independent Auditors--Deloitte & Touche LLP................................    11
  Statements of Consolidated Operations for the Years Ended December 31, 1995, 1994 and
     1993..............................................................................    12
  Consolidated Balance Sheets as of December 31, 1995 and 1994.........................    13
  Statements of Consolidated Cash Flows for the Years Ended December 31, 1995, 1994 and
     1993..............................................................................    14
  Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and
     1993..............................................................................    15
  Notes to Consolidated Financial Statements for the Years Ended December 31, 1995,
     1994 and 1993......................................................................   17

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of K-III Communications Corporation
New York, New York:

    We have audited the accompanying consolidated balance sheets of K-III Communications Corporation and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated operations, shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for advertising costs to conform with Statement of Position 93-7--"Reporting on Advertising Costs" of the American Institute of Certified Public Accountants in 1994.

DELOITTE & TOUCHE LLP
New York, New York
February 6, 1996

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                              NOTES        1995            1994           1993
                                                       ------------    ------------    -----------
Sales, net:
  Education................................            $    330,414    $    430,134    $   388,331
  Information..............................                 263,542         192,732        146,610
  Media....................................                 452,373         341,782        309,807
                                                       ------------    ------------    -----------
Total sales, net...........................               1,046,329         964,648        844,748

Operating costs and expenses:
  Cost of goods sold.......................                 251,347         206,390        181,535
  Marketing and selling....................                 177,167         197,379        182,915
  Distribution, circulation and
fulfillment................................                 188,147         180,962        163,741
  Editorial................................                  73,703          64,235         54,418
  Other general expenses...................                 122,816         140,263        112,680
  Corporate administrative expenses........                  17,034          13,325         11,217
  Depreciation and amortization of
    prepublication costs, property and
equipment..................................     11           25,761          16,190          9,441
  Provision for write-down of real estate
    no longer utilized.....................                      --              --          2,644
  Provision for loss on the sales of
    businesses, net........................    5, 6          35,447          15,025             --
  Restructuring and other costs............     7            14,667              --             --
  Amortization of intangible assets, excess
    of purchase price over net assets
    acquired and other.....................   8, 12         166,515         120,676        133,826
                                                       ------------    ------------    -----------

Operating income (loss)....................                 (26,275)         10,203         (7,669)
Other expenses:
  Interest expense.........................                (105,384)        (78,244)       (74,336)
  Amortization of deferred financing and
organizational costs.......................     13           (3,135)         (3,080)        (3,520)
  Write-off of unamortized deferred
financing costs............................                      --         (11,874)            --
  Other, net...............................                    (241)           (508)          (971)
                                                       ------------    ------------    -----------
Loss before income tax benefit.............                (135,035)        (83,503)       (86,496)
Income tax benefit.........................     16           59,600          42,100             --
                                                       ------------    ------------    -----------
Net loss...................................                 (75,435)        (41,403)       (86,496)

Preferred stock dividends:
  Non-cash.................................                 (17,478)        (14,459)       (10,790)
  Cash.....................................                 (11,500)        (11,500)       (11,500)
                                                       ------------    ------------    -----------
Loss applicable to common shareholders.....            $   (104,413)   $    (67,362)   $  (108,786)
                                                       ------------    ------------    -----------
                                                       ------------    ------------    -----------
Loss per common and common equivalent
share......................................     3      $       (.91)   $       (.65)   $     (1.18)
                                                       ------------    ------------    -----------
                                                       ------------    ------------    -----------
Weighted average common and common
equivalent shares outstanding..............     3       115,077,498     103,642,668     92,392,189
                                                       ------------    ------------    -----------
                                                       ------------    ------------    -----------

                See notes to consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              DECEMBER 31,
                                                                        ------------------------
                                                             NOTES         1995          1994
                                                                        ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents............................                 $   27,226    $   18,232
  Accounts receivable, net.............................        9           173,771       132,556
  Inventories, net.....................................       10            70,844        46,592
  Net assets held for sale.............................        5             5,253        66,919
  Prepaid expenses and other...........................                     26,732        18,783
                                                                        ----------    ----------
      Total current assets.............................                    303,826       283,082
Property and equipment, net............................       11           112,013        96,763
Other intangible assets, net...........................       12           699,617       642,090
Excess of purchase price over net assets acquired,
net....................................................       12           534,554       411,958
Other non-current assets...............................       13           231,406       155,799
                                                                        ----------    ----------
                                                                        $1,881,416    $1,589,692
                                                                        ----------    ----------
                                                                        ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................                 $   90,414    $   72,122
  Accrued interest payable.............................                      9,326         8,195
  Accrued expenses and other...........................       14           125,967       114,653
  Deferred revenues....................................                    128,679        80,774
  Current maturities of long-term debt.................     15, 17           6,000         6,000
                                                                        ----------    ----------
      Total current liabilities........................                    360,386       281,744
                                                                        ----------    ----------
Long-term debt.........................................   15, 17, 29     1,134,916     1,034,689
                                                                        ----------    ----------
Other non-current liabilities..........................                     33,924        19,012
                                                                        ----------    ----------
Commitments and contingencies                                 25
$2.875 Senior Exchangeable Preferred Stock ($.01 par
value, liquidation and redemption value of $100,000)...       18            97,992        97,718
                                                                        ----------    ----------
$11.625 Series B Exchangeable Preferred Stock ($.01 par
  value, liquidation and redemption value of $136,571
  and $121,784 at December 31, 1995 and 1994,
respectively)..........................................       19           133,614       118,511
                                                                        ----------    ----------
Common stock subject to redemption ($.01 par value,
  2,406,513 shares and 2,152,180 shares outstanding at
December 31, 1995 and 1994, respectively)..............       21            28,022        16,552
                                                                        ----------    ----------
Shareholders' equity:
  Common stock ($.01 par value, 250,000,000 shares
    authorized; 125,921,221 shares and 105,337,809
    shares outstanding at December 31, 1995 and 1994,
respectively)..........................................       21             1,259         1,053
  Additional paid-in capital...........................       21           748,194       572,940
  Accumulated deficit..................................       22          (655,616)     (551,203)
  Cumulative foreign currency translation
adjustments............................................                     (1,275)       (1,324)
                                                                        ----------    ----------
      Total shareholders' equity.......................                     92,562        21,466
                                                                        ----------    ----------
                                                                        $1,881,416    $1,589,692
                                                                        ----------    ----------
                                                                        ----------    ----------

                See notes to consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                      1995         1994         1993
                                                                    ---------    ---------    --------
OPERATING ACTIVITIES:
 Net loss........................................................   $ (75,435)   $ (41,403)   $(86,496)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation, amortization and other..........................     195,411      139,946     149,431
   Provision for loss on the sales of businesses, net............      35,447       15,025          --
   Accretion of discount on acquisition obligation, distribution
advance and other................................................       8,147        9,617      10,982
   Write-off of deferred financing costs.........................          --       11,874          --
   Income tax benefit............................................     (59,600)     (42,100)         --
   Other, net....................................................        (122)         177      (1,143)
 Changes in operating assets and liabilities:
 (Increase) decrease in:
   Accounts receivable, net......................................      (2,918)      (2,497)    (15,709)
   Inventories, net..............................................     (23,630)       1,329       2,718
   Prepaid expenses and other....................................     (12,734)     (14,380)     (3,326)
 Increase (decrease) in:
   Accounts payable..............................................       6,742        5,971       7,651
   Accrued interest payable......................................       1,131          877      (2,642)
   Accrued expenses and other....................................     (26,857)     (13,492)    (30,951)
   Deferred revenues.............................................      16,971       (4,984)     (1,361)
   Other non-current liabilities.................................       1,509       (1,070)     (2,082)
                                                                    ---------    ---------    --------
   Net cash provided by operating activities.....................      64,062       64,890      27,072
                                                                    ---------    ---------    --------
INVESTING ACTIVITIES:
 Additions to property, equipment and other......................     (25,179)     (16,118)    (13,416)
 Proceeds from sales of businesses...............................      58,656           --          --
 Proceeds from sales of property, equipment and other............       1,765        1,934       1,931
 Payments for businesses acquired................................    (353,954)    (427,942)    (84,184)
                                                                    ---------    ---------    --------
   Net cash used in investing activities.........................    (318,712)    (442,126)    (95,669)
                                                                    ---------    ---------    --------
FINANCING ACTIVITIES:
 Borrowings under credit agreements..............................     622,459      766,329     138,000
 Repayments of borrowings under credit agreements................    (522,500)    (678,800)   (148,000)
 Payments of acquisition obligation..............................      (6,000)      (6,000)     (6,000)
 Proceeds from issuance of common stock, net of redemptions......     187,520       76,360      74,782
 Redemption of Convertible Preferred Stock.......................          --           --     (79,962)
 Proceeds from issuance of $11.625 Series B Exchangeable
Preferred Stock..................................................          --           --      96,120
 Proceeds from issuance of 10 1/4% Senior Notes..................          --      100,000          --
 Proceeds from issuance of BONY Term Loan........................          --      150,000          --
 Proceeds from issuance of Old Preferred Stock...................      50,000       75,050          --
 Redemption of Old Preferred Stock...............................     (52,691)     (76,324)         --
 Dividends paid to preferred shareholders........................     (11,500)     (11,500)    (11,500)
 Deferred financing costs paid...................................      (3,204)     (10,842)        (35)
 Other...........................................................        (440)        (349)        174
                                                                    ---------    ---------    --------
   Net cash provided by financing activities.....................     263,644      383,924      63,579
                                                                    ---------    ---------    --------
Increase (decrease) in cash and cash equivalents.................       8,994        6,688      (5,018)
Cash and cash equivalents, beginning of period...................      18,232       11,544      16,562
                                                                    ---------    ---------    --------
Cash and cash equivalents, end of period.........................   $  27,226    $  18,232    $ 11,544
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
SUPPLEMENTAL INFORMATION:
 Businesses acquired:
   Fair value of assets acquired.................................   $ 429,810    $ 517,412    $ 93,980
   Liabilities assumed...........................................      75,856       89,470       9,796
                                                                    ---------    ---------    --------
   Cash paid for businesses acquired.............................   $ 353,954    $ 427,942    $ 84,184
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
 Interest paid...................................................   $ 102,040    $  71,395    $ 68,447
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
 Non-cash investing and financing activities:
   Asset acquired under a capital lease obligation...............   $  11,738    $      --    $     --
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
   Preferred stock dividends in kind.............................   $  17,478    $  14,459    $ 10,790
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
   Accretion in carrying value of preferred stocks...............   $     590    $     590    $    563
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
   Accretion in carrying value of common stock subject to
redemption.......................................................   $   9,927    $      --    $  7,965
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------
   Convertible Preferred Stock converted into common stock.......   $      --    $      --    $  1,026
                                                                    ---------    ---------    --------
                                                                    ---------    ---------    --------

                See notes to consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      CONVERTIBLE PREFERRED STOCK
                                                                     -----------------------------
                                                                       SHARES          AMOUNT
                                                                     ----------    ---------------
Balance at January 1, 1993........................................    3,151,875       $  78,797
Issuances of common stock, net of issuance costs..................
Expiration of redemption feature on common stock subject to
redemption........................................................
Convertible Preferred Stock--dividends in kind....................       87,648           2,191
$11.625 Series B Exchangeable Preferred Stock--dividends in
kind..............................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........
Repurchase of Convertible Preferred Stock.........................   (3,198,501)        (79,962)
Convertible Preferred Stock converted into common stock...........      (41,022)         (1,026)
Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................
    $11.625 Series B Exchangeable Preferred Stock.................
    Common stock subject to redemption............................
Cumulative foreign currency translation adjustments...............
Net loss..........................................................
                                                                     ----------    ---------------
Balance at December 31, 1993......................................           --              --
Issuances of common stock, net of issuance costs..................
Expiration of redemption feature on common stock subject to
redemption........................................................
$11.625 Series B Exchangeable Preferred Stock--dividends in
kind..............................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........
Old Preferred Stock--dividends in kind............................
Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................
    $11.625 Series B Exchangeable Preferred Stock.................
Cumulative foreign currency translation adjustments...............
Net loss..........................................................
                                                                     ----------    ---------------
Balance at December 31, 1994......................................
Issuances of common stock, net of issuance costs..................
Expiration of redemption feature on common stock subject to
redemption........................................................
$11.625 Series B Exchangeable Preferred Stock--dividends in
kind..............................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........
Old Preferred Stock--dividends in kind............................
Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................
    $11.625 Series B Exchangeable Preferred Stock.................
    Common stock subject to redemption............................
Cumulative foreign currency translation adjustments...............
Net loss..........................................................
                                                                     ----------    ---------------
Balance at December 31, 1995......................................           --       $      --
                                                                     ----------    ---------------
                                                                     ----------    ---------------

                See notes to consolidated financial statements.

                                                          CUMULATIVE
                                                            FOREIGN
     COMMON STOCK          ADDITIONAL                      CURRENCY
- ----------------------      PAID-IN       ACCUMULATED     TRANSLATION
  SHARES        AMOUNT      CAPITAL         DEFICIT       ADJUSTMENTS       TOTAL
- -----------     ------     ----------     -----------     -----------     ---------
 85,259,140     $  853      $ 421,926      $(375,055)       $  (222)      $ 126,299
  9,379,375         94         74,811                                        74,905
     67,042                       332                                           332
                                              (2,191)                            --
                                              (8,599)                        (8,599)
                                             (11,500)                       (11,500)
                                                                            (79,962)
                                                                             (1,026)
                                 (273)                                         (273)
                                 (290)                                         (290)
                               (7,965)                                       (7,965)
                                                               (998)           (998)
                                             (86,496)                       (86,496)
- -----------     ------     ----------     -----------     -----------     ---------
 94,705,557        947        488,541       (483,841)        (1,220)          4,427
  9,381,250         94         74,956                                        75,050
  1,251,002         12         10,033                                        10,045
                                             (13,185)                       (13,185)
                                             (11,500)                       (11,500)
                                              (1,274)                        (1,274)
                                 (273)                                         (273)
                                 (317)                                         (317)
                                                               (104)           (104)
                                             (41,403)                       (41,403)
- -----------     ------     ----------     -----------     -----------     ---------
105,337,809      1,053        572,940       (551,203)        (1,324)         21,466
 20,435,782        204        184,964                                       185,168
    147,630          2            807                                           809
                                             (14,787)                       (14,787)
                                             (11,500)                       (11,500)
                                              (2,691)                        (2,691)
                                 (273)                                         (273)
                                 (317)                                         (317)
                               (9,927)                                       (9,927)
                                                                 49              49
                                             (75,435)                       (75,435)
- -----------     ------     ----------     -----------     -----------     ---------
125,921,221     $1,259      $ 748,194      $(655,616)       $(1,275)      $  92,562
- -----------     ------     ----------     -----------     -----------     ---------
- -----------     ------     ----------     -----------     -----------     ---------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

    K-III Communications Corporation and subsidiaries ("K-III" or the "Company") is a leading content provider principally in the United States operating under three business segments: education, information and media. The education segment includes Newbridge, Weekly Reader, Krames, Katharine Gibbs and Channel One. This segment involves the direct marketing of educational book clubs, continuities and booklets and an educational news weekly to specific niche markets, the production of a daily news program for secondary school students and professional and administrative classroom instruction. The information segment includes Daily Racing Form, K-III Reference, K-III Directory, Nelson, Haas, Bacon's and a portion of Intertec. The information segment specializes predominantly in selling products based on the development of proprietary databases of specialized information. The information is compiled and sold through reference works, newspapers, almanacs and directories. The media segment includes K-III Magazines, PJS, McMullen Argus (formerly known as McMullen & Yee Publishing, Inc., Argus Publishers Corp. and AutoStar Productions) and the majority of Intertec. The media segment is concentrated primarily on consumer, special interest and trade magazines.

2. CHANGE IN METHOD OF ACCOUNTING FOR ADVERTISING COSTS

    Effective July 1, 1994, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs" (the "SOP").

    Under the Company's previous accounting policy, general advertising costs were expensed as incurred; promotional and subscription acquisition costs were capitalized prior to the launching of a direct marketing or subscription acquisition campaign and then expensed when the promotional materials were mailed or displayed. In compliance with the new SOP, the Company now expenses advertising costs the first time the advertising takes place, except for direct-response advertising qualifying for capitalization under the SOP which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists of product promotional mailings, catalogs, telemarketing and subscription promotions. The capitalized costs of advertising are amortized using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from 6 months to 2 years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and circulation expenses on the accompanying statements of consolidated operations. The adoption of this new accounting method resulted in a decrease in the net loss of approximately $11,800 ($.10 per share) and approximately $9,800 ($.09 per share) for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, $25,408 and $16,895 of advertising costs, respectively, were reported as net assets and included in other non-current assets on the accompanying consolidated balance sheets. Advertising expense was approximately $88,176, $100,357 and $99,451, during the years ended December 31, 1995, 1994 and 1993, respectively.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation. The consolidated financial statements include the accounts of K-III and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
    Significant accounting estimates used include estimates for sales returns and allowances and estimates for the realization of deferred tax assets. Management has exercised reasonableness in deriving these estimates. However, actual results may differ.

    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the presentation used in the current period.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's consolidated financial statements beginning in 1996. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard is effective for the Company's consolidated financial statements beginning in 1996. SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting standards will have a material effect on the results of operations of the Company.

    Cash and Cash Equivalents. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

    Inventories. Inventories, including paper, purchased manuscripts, photographs and art, are valued at the lower of cost or market principally on a first-in, first-out ("FIFO") basis and include the value of inventory for which a provision for estimated sales returns has been made.

    Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, and the amortization of leasehold improvements are provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are charged to expense as incurred.

    Editorial and Product Development Costs. Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

    Advertising and Subscription Acquisition Costs. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are reported as assets and amortized over the estimated period of future benefit. Prior to July 1, 1994, direct-response advertising costs were capitalized prior to launching a direct marketing or subscription acquisition campaign and were expensed when the promotional materials were mailed (see Note 2).

    Deferred Financing Costs. Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
    Deferred Wiring and Installation Costs. Wiring and installation costs incurred by Channel One Communications Corporation have been capitalized and are being amortized by the straight-line method over 15 years, the related estimated useful life.

    $2.875 Senior Exchangeable Preferred Stock ("Senior Preferred Stock") and the $11.625 Series B Exchangeable Preferred Stock ("Series B Preferred
Stock"). The Senior Preferred Stock and the Series B Preferred Stock are stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being amortized (using the interest method) by periodic charges to Additional Paid-In Capital.

    Common Stock Subject to Redemption. The common stock subject to redemption is stated at redemption value which at December 31, 1995, is equal to quoted market value. The difference between the carrying value of such stock and its redemption value is recorded by periodic charges to Additional Paid-In Capital.

    Computer Software. Computer software costs are expensed as incurred.

    Interest Rate Swap Agreements. The Company's interest rate swap agreements are designated and effective as modifications to existing debt obligations to reduce the impact of changes in the interest rates on its floating rate borrowings and, accordingly, are accounted for using the settlement method of accounting. The differentials to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as adjustments to interest expense. The Company considers swap terms including the reference rate, payment and maturity dates and the notional amount in determining if an interest rate swap agreement is effective at modifying an existing debt obligation. If the criteria for designation are no longer met or the underlying instrument matures or is extinguished, the Company will account for outstanding swap agreements at fair market value and any resulting gain or loss will be recognized as other income or expense. Any gains or losses upon early termination of the agreements will be deferred and amortized over the shorter of the remaining life of the hedged existing debt obligation or the original life of the interest rate swap agreement.

    Purchase Accounting. With respect to the acquisitions, the total purchase price has been allocated to the tangible and intangible assets and liabilities based on their respective fair values.

    Excess of Purchase Price Over Net Assets Acquired and Intangible
Assets. Intangible assets are being amortized using both accelerated and straight-line methods over periods ranging from 1/4 of 1 year to 40 years. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses.

    Revenue Recognition. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Newsstand sales are recognized as income at the on-sale date for all publications, net of provisions for estimated returns.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books and other items are recognized as revenue principally upon shipment, net of an allowance for returns which is provided based on sales. Distribution costs charged to customers are recognized as revenue when the related product is shipped. Tuitions are recorded as deferred revenue when received and recognized ratably as income over the length of the school term. Channel One advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value.

    Foreign Currency. Gains and losses on foreign currency transactions, which are not significant, have been included in other income or expense, net. The effects of translation of foreign currency financial statements into U.S. dollars are included in the Cumulative Foreign Currency Translation Adjustments account in shareholders' equity.

    Loss Per Common and Common Equivalent Share. Loss per common and common equivalent share for the years ended December 31, 1995, 1994 and 1993 was computed using the weighted average number of common stock shares outstanding during each year. The weighted average number of common stock shares outstanding during 1995 (for the quarters prior to the initial filing of the registration statement), 1994 and 1993 includes incremental shares for the common stock issued and non-qualified options granted to purchase common stock which were issued within one year prior to the initial filing of the registration statement for an initial public offering at a purchase price below $10.00 per share (the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. The effect of the assumed exercise of stock options which were issued in periods prior to the one-year period previously mentioned is not included for 1994 and 1993 because the effect is antidilutive. The effect of the assumed conversion of the convertible preferred stock in 1993 is also not included because the effect is antidilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

4. ACQUISITIONS

    The Company acquired certain net assets or stock of:

    1993--Pharos and World Almanac Education divisions of United Media Publishing, a subsidiary of Scripps Howard Corporation; the Forwarder's List directory; Soybean Digest; three trade magazines: The Press, Stitches and Tinta e Hilo; AC-U-KWIK, an airport directory; The Electronics Source Book, nine regional trade directories; and Nelson Publications, Inc., eight reference directories.

    1994--Child Development Products Division of Gruner + Jahr USA Publishing, a leading line of child development products; Katharine Gibbs Schools, a network of seven post-secondary career schools; an investment in a publisher of shipping information in Canada; Haas Publishing Companies, Inc., which publishes directories of residential apartments available to rent; Machinery Information Division of Dataquest, Incorporated, which publishes information on heavy mobile equipment serving the construction industry; Stagebill, Inc., a publisher of various performing arts magazines; Lifetime Learning Systems, Inc. which produces and distributes privately sponsored supplemental educational materials; the Channel One Division of Whittle Communications L.P. which produces and distributes a daily advertiser-supported television news show for secondary school students and associated video

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. ACQUISITIONS--(CONTINUED)
programming; Renter's Digest, an apartment rental guide; American School & University, U.S. Custom House Guide, Official Export Guide and North American Trade Guide.

    1995--PJS Publications, Inc., publisher of 13 special interest consumer magazine titles serving the sewing, crafts, woodworking and shooting sports areas; Maclean Hunter division of Rogers Communications, Inc. ("Maclean Hunter"), publisher of 11 trade magazines in the mining, printing and packaging industries, 1 special interest consumer magazine, 15 truck and automobile price guides and 3 marketing and sales oriented magazines; certain apartment guides from The Adler Group, Inc.; Bacon's Information, Inc., an information provider for the public relations industry; Chicago magazine; McMullen & Yee Publishing, Inc., a publisher of 21 special interest consumer magazines serving the automobile, truck, motorcycle and watercraft areas; an exclusive license agreement to use certain trademarks, subscriber lists and copyrights related to Craftrends and Craftrends Today, a special interest consumer magazine and newsletter, respectively; Argus Publishers Corp., a publisher of automotive enthusiast magazines; AutoStar Productions, Inc., ("AutoStar") a producer and promoter of outdoor automotive shows; and Argus Inc., ("Argus") a publisher of trade magazines and directories and an operator of trade shows. (Argus Publishers Corp. and Argus are unrelated entities.)

    These acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth in the accompanying consolidated balance sheet at December 31, 1995; however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. The foregoing acquisitions except for Channel One, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of the net assets of Channel One had taken place on January 1, 1993:

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -----------------------
                                                         1994         1993
                                                      ----------    ---------
Sales, net.........................................   $1,012,767    $ 911,409
Operating income (loss)............................        7,103       (9,252)
Net loss...........................................      (53,554)    (100,147)
Loss applicable to common shareholders.............      (79,513)    (122,437)
Loss per common and common equivalent share........         (.77)       (1.33)

5. NET ASSETS HELD FOR SALE

    During December 1994, the Company decided to divest Newfield and Premiere magazine. At that time, the Company recorded a provision for future operating costs and expenses to be incurred prior to the disposition of Newfield and for a reduction in the carrying value to estimated realizable value of the net assets of such business aggregating $15,025. The net assets of Premiere were recorded at carrying value since they were expected to be recovered from the net proceeds from disposition. The net assets of Newfield and Premiere have been classified as a current asset in net assets held for sale and the

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. NET ASSETS HELD FOR SALE--(CONTINUED) provision for future operating costs and expenses for Newfield is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet at December 31, 1994.

    Upon acquisition in 1995, the Company decided to sell AutoStar and certain product lines of Argus. The net assets of AutoStar and the Argus product lines are recorded at net realizable value and have been classified as a current asset in net assets held for sale on the accompanying consolidated balance sheet at December 31, 1995. The difference between the proceeds to be received on the sale of these businesses and their carrying values will be treated as an adjustment to the excess of purchase price over net assets acquired. The operating results of these businesses since acquisition have been excluded from the accompanying statement of consolidated operations for the year ended December 31, 1995.

6. DIVESTITURES

    Upon the acquisition of Maclean Hunter in 1995, the Company decided to divest Sales Prospector, Lakewood Publications, Inc. ("Lakewood") and Motorcycle Product News which were acquired as part of the acquisition. In June 1995, the Company sold Sales Prospector, Lakewood, Motorcycle Product News and Premiere. On July 28, 1995, the Company sold Newfield. In connection with the sale of Newfield, the Company entered into a five-year licensing agreement under which it will receive royalty payments and agreed not to compete with the purchaser for a three year period. However, according to the terms of the sale of Newfield, the Company is responsible for the payment of certain severance, medical and legal costs incurred or to be incurred by Newfield. In connection with these sales, the Company has received aggregate cash proceeds of $58,656 and has recorded amounts due from buyer of approximately $5,000 on the accompanying consolidated balance sheet at December 31, 1995. In connection with these sales, the Company recorded a net aggregate provision for loss on the sales of businesses of $35,447 for the year ended December 31, 1995.

7. RESTRUCTURING AND OTHER COSTS

    In the second quarter of 1995, the Company recorded charges of $14,667 related to a corporate restructuring effort at Newbridge Communications, Inc. ("Newbridge"), its professional book club business, and the completion of a manufacturing outsourcing effort at Daily Racing Form, Inc. ("Daily Racing Form"). Included in the restructuring charge of $7,272 are employee separation costs of $1,287, litigation matters of $3,349, a write-down of inventory and other assets of $2,086 related to the exit of a product line at Newbridge and costs associated with the termination of a real estate lease which is no longer needed in the operations of Daily Racing Form of $550. Included in the other costs of $7,395 are costs incurred and associated with the correction of customer and accounting systems and write-down of certain assets. During 1994 and early 1995, the Company experienced certain operational problems at Newbridge relating to periodic mailings which described its then current product offerings. These operational problems resulted in higher than normal levels of bad debts and returns. In addition, Newbridge implemented a new customer information processing system which inadvertently suppressed a number of customer and product offering mailings resulting in lower than anticipated demand for certain products and a corresponding increase in obsolete inventory. Subsequently, the operational and new system problems were corrected. Based on information which was then available, appropriate provisions for inventory obsolescence of approximately $500 and for bad debts of approximately $2,500 were recorded in the first quarter 1995. Expenses associated with the outside consultants and systems

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. RESTRUCTURING AND OTHER COSTS--(CONTINUED) corrections of approximately $1,400 were recorded in the second quarter 1995. Additional obsolescence provisions of approximately $2,000 and bad debt provisions of approximately $1,000 were identified and recorded in the second quarter 1995. Approximately $4,100 of the restructuring and other charges has been paid in cash in 1995 and at December 31, 1995, approximately $2,600 of these charges is included in accrued liabilities which will be paid in cash in 1996.

8. ADJUSTMENTS TO THE CARRYING VALUES OF LONG-LIVED ASSETS

    In accordance with its accounting policy, during 1995, the Company recorded aggregate write-downs of $17,958 and $5,786 to the carrying values of the identifiable intangible assets and goodwill of K-III Reference and a product line of Newbridge, respectively. These adjustments are included in amortization of intangible assets and of excess of purchase price over net assets acquired on the accompanying statement of consolidated operations for the year ended December 31, 1995 and affect the operating results of the information and education segments.

9. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1995        1994
                                                         --------    --------
Accounts receivable...................................   $211,150    $169,581
Less: Allowance for doubtful accounts.................     14,364      13,482
Allowance for returns and rebates.....................     23,015      23,543
                                                         --------    --------
                                                         $173,771    $132,556
                                                         --------    --------
                                                         --------    --------

10. INVENTORIES, NET

    Inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1995       1994
                                                           -------    -------
Finished goods..........................................   $49,026    $38,901
Work in process.........................................       969      1,567
Raw materials...........................................    27,978     11,262
                                                           -------    -------
                                                            77,973     51,730
Less: allowance for obsolescence........................     7,129      5,138
                                                           -------    -------
                                                           $70,844    $46,592
                                                           -------    -------
                                                           -------    -------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                                  DECEMBER 31,
                                             RANGE OF LIVES    -------------------
                                                (YEARS)          1995       1994
                                             --------------    --------    -------
Land......................................       --            $  2,043    $ 1,337
Buildings and improvements................       2-31.5          19,296      9,803
Furniture and fixtures....................            7          19,387     14,421
Machinery and equipment...................          5-9          65,187     41,321
School equipment..........................           10          54,625     55,488
Other.....................................            5           1,232      1,152
                                                               --------    -------
                                                                161,770    123,522
Less: accumulated depreciation and
amortization..............................                       49,757     26,759
                                                               --------    -------
                                                               $112,013    $96,763
                                                               --------    -------
                                                               --------    -------

    Included in machinery and equipment above is an asset which was acquired under a capital lease in the amount of $11,738 with accumulated amortization of $434 at December 31, 1995 (see Note 25).

12. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                                                DECEMBER 31,
                                        RANGE OF LIVES    ------------------------
                                           (YEARS)           1995          1994
                                        --------------    ----------    ----------
Trademarks...........................           40        $  416,524    $  339,731
Membership, subscriber and customer
lists................................         2-18           435,960       356,108
Non-compete agreements...............         1-10           217,101       204,001
Trademark license agreements.........         2-15            17,500        17,500
Copyrights...........................        12-20            47,849        47,850
Video library........................          1-7            14,835        14,835
Databases............................         4-12           128,468       121,430
Advertiser lists.....................       .25-15            80,577        71,405
Distribution agreements..............          1-7            15,336        13,136
Other................................       1.5-12            20,971        29,324
                                                          ----------    ----------
                                                           1,395,121     1,215,320
Less: accumulated amortization.......                        695,504       573,230
                                                          ----------    ----------
                                                          $  699,617    $  642,090
                                                          ----------    ----------
                                                          ----------    ----------

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $66,889 and $29,312, respectively, at December 31, 1995 and 1994.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1995        1994
                                                         --------    --------
Deferred financing costs, net.........................   $ 19,711    $ 19,641
Deferred wiring and installation costs, net...........     62,937      67,421
Direct-response advertising costs, net (see Note 2)...     25,408      16,895
Prepublication costs, net.............................      3,821       4,156
Deferred income tax asset, net (see Note 16)..........    113,800      46,100
Other.................................................      5,729       1,586
                                                         --------    --------
                                                         $231,406    $155,799
                                                         --------    --------
                                                         --------    --------

    The deferred financing costs are net of accumulated amortization of $8,139 and $5,004 at December 31, 1995 and 1994, respectively. The deferred wiring and installation costs are net of accumulated amortization of $7,163 and $1,413 at December 31, 1995 and 1994, respectively. Direct-response advertising costs are net of accumulated amortization of $29,569 and $3,126 at December 31, 1995 and 1994, respectively. Prepublication costs are net of accumulated amortization of $4,121 and $6,732 at December 31, 1995 and 1994, respectively.

14. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1995        1994
                                                         --------    --------
Accrued payroll, commissions and related employee
benefits..............................................   $ 43,482    $ 32,684
Accrued systems costs.................................      5,661       7,140
Accrued rent and lease liabilities....................     10,027       5,345
Accrued retail display costs and allowances...........     10,723       5,928
Accrued promotion costs...............................      2,032         201
Accrued royalties.....................................      8,067       8,973
Accrued circulation costs.............................      3,382       6,102
Accrued professional fees.............................      2,566       6,360
Accrued taxes.........................................      6,778       3,805
Customer advances.....................................      3,031       2,068
Other.................................................     30,218      36,047
                                                         --------    --------
                                                         $125,967    $114,653
                                                         --------    --------
                                                         --------    --------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1995          1994
                                                     ----------    ----------
Borrowings under Revolving Credit Agreement.......   $  435,988    $  486,029
BONY Term Loan....................................      150,000       150,000
Chase Term Loan...................................      150,000        --
10 5/8% Senior Notes due 2002.....................      250,000       250,000
10 1/4% Senior Notes due 2004.....................      100,000       100,000
                                                     ----------    ----------
                                                      1,085,988       986,029
Acquisition obligation payable....................       54,928        54,660
                                                     ----------    ----------
                                                      1,140,916     1,040,689
Less: current maturities of long-term debt........        6,000         6,000
                                                     ----------    ----------
                                                     $1,134,916    $1,034,689
                                                     ----------    ----------
                                                     ----------    ----------

    Credit Agreement. The Revolving Credit Agreement is a revolving credit facility with $670,000 in commitments. The commitments are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1997 and the final reduction on December 31, 2000 in the amounts set forth below:

                                                                  YEARS ENDING
                                                                  DECEMBER 31,
                                                                  ------------
1997...........................................................     $135,000
1998...........................................................      135,000
1999...........................................................      135,000
2000...........................................................      265,000
                                                                  ------------
                                                                    $670,000
                                                                  ------------
                                                                  ------------

    To the extent the total loans outstanding exceed the reduced commitment amount, these loans must be paid down to equal or less than the reduced commitment amount. However, if the total loans outstanding do not exceed the reduced commitment amount then there is no requirement to pay down any loans.

    The Company has agreed to pay commitment fees equal to .375% or 3/8 of 1% per annum on the daily average unutilized commitment, certain fees with respect to the issuance of letters of credit and an annual administration fee.

    The maximum amounts of borrowings outstanding under the credit agreements were approximately $550,000 and $560,800 in 1995 and 1994, respectively (see
Note 29). The average outstanding amounts borrowed under the credit agreements, based on daily balances, were approximately $502,800 and $408,700 in 1995 and 1994, respectively.

    BONY Term Loan. In May 1994, the Company incurred indebtedness of $150,000 pursuant to a credit agreement with the Bank of New York ("BONY"), as agent (the "BONY Term Loan"). The

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT--(CONTINUED)
principal amount will be repaid semi-annually on May 1 and November 1 each year, with the first payment on May 1, 2001 and the final payment on May 1, 2003 in the amounts set forth below:

                                                                  YEARS ENDING
                                                                  DECEMBER 31,
                                                                  ------------
2001...........................................................     $ 18,750
2002...........................................................       71,250
2003...........................................................       60,000
                                                                  ------------
                                                                    $150,000
                                                                  ------------
                                                                  ------------

    Chase Term Loan. On March 6, 1995, K-III incurred indebtedness of $150,000 pursuant to a term loan agreement with The Chase Manhattan Bank, N.A. as Agent (the "Chase Term Loan"). The Chase Term Loan matures on December 31, 2001 with mandatory repayments beginning on June 30, 1998. Repayments are as follows:

                                                                  YEARS ENDING
                                                                  DECEMBER 31,
                                                                  ------------
1998...........................................................     $ 30,000
1999...........................................................       35,000
2000...........................................................       40,000
2001...........................................................       45,000
                                                                  ------------
                                                                    $150,000
                                                                  ------------
                                                                  ------------

    The amounts borrowed pursuant to the Revolving Credit Agreement (other than swingline loans), BONY Term Loan and Chase Term Loan bear interest at the following rates per annum, at the Company's option: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 0.5% and (b) the prime commercial lending rate announced by the agent from time to time; plus, in each case, an applicable margin ranging up to 1/4 of 1% to 7/8 of 1% as specified in the respective loan agreement or (ii) the London Interbank Offered Rate ("LIBOR") adjusted for reserves plus an applicable margin ranging from 1/2 of 1% to 2 1/8% as specified in the respective loan agreement. All swingline loans bear interest at the Base Rate plus the applicable margin up to 1/4 of 1% as specified in the Revolving Credit Agreement. In 1995, the weighted average interest rates on the Revolving Credit Agreement, BONY Term Loan and the Chase Term Loan were 7.28%, 7.94% and 7.48%, respectively. In 1994, the weighted average interest rates on the Revolving Credit Agreement and BONY Term Loan were 6.02% and 6.7%, respectively. Interest rates on the borrowings under the Revolving Credit Agreement outstanding at December 31, 1995 and 1994 ranged from 7.06% to 8.75% and 6.63% to 8.5%, respectively. The interest rates on the BONY Term Loan outstanding at December 31, 1995 and 1994 were 7.81% and 8.13%, respectively. The interest rate on the Chase Term Loan outstanding at December 31, 1995 was 7.63%.

    10 5/8% Senior Notes. Interest on the 10 5/8% Senior Notes is payable semi-annually at the annual rate of 10 5/8%. The 10 5/8% Senior Notes mature on May 1, 2002. The 10 5/8% Senior Notes may not be redeemed prior to May 1, 1997 other than in connection with a change of control; however, a sinking fund payment on May 1, 2001 is required to retire 50% of the 10 5/8% Senior Notes prior to maturity. Beginning in 1997 and thereafter, the 10 5/8% Senior Notes are redeemable at prices ranging from 104% with annual reductions to 100% in 2000 plus accrued and unpaid interest.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT--(CONTINUED)
    10 1/4% Senior Notes. The annual interest rate of 10 1/4% is payable semi-annually in June and December. The 10 1/4% Senior Notes mature on June 1, 2004, with no sinking fund. The 10 1/4% Senior Notes are redeemable on or after June 1, 1999; however, 35% of the aggregate principal amount of the 10 1/4% Senior Notes may be redeemed at a price of 109 1/4% of the principal amount thereof plus accrued and unpaid interest on or prior to June 1, 1997 with net proceeds of a public equity offering. In addition, upon a change of control, the Company may redeem the 10 1/4% Senior Notes. Beginning in 1999 and thereafter, the 10 1/4% Senior Notes are redeemable at prices ranging from 104.95% with annual reductions to 100% in 2002 plus accrued and unpaid interest.

    The 10 5/8% Senior Notes and 10 1/4% Senior Notes (together referred to as the "Senior Notes"), the Revolving Credit Agreement, the BONY Term Loan and the Chase Term Loan all rank senior in right of payment to all subordinated indebtedness of K-III Communications Corporation (a holding company).


    The above indebtedness, among other things, limit the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and certain restricted payments. The Company is also prohibited from declaring or making dividend payments except for dividend payments on the outstanding series of preferred stock (provided that no event of default exists and certain fixed charge coverage ratios as defined are maintained). Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenues, income or equity of the Company.


    Acquisition Obligation. In connection with the acquisition of certain of the Company's consumer magazine operations and Daily Racing Form from News America Publications, Inc. ("NAPI"), an obligation has been recorded equivalent to the present value of the principal and interest payments of the notes payable to NAPI in the amount of $54,928 at December 31, 1995 and $54,660 at December 31, 1994. These notes are being issued semi-annually in ten consecutive installments, each in the amount of $5,000, through June 1996, and bear interest at a rate of approximately 18.7%. The interest rate used in calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such obligation at the time of the acquisition. Principal and interest amounts totaling $6,000 are being repaid in semi-annual installments of $3,000 on June 30 and December 31 each year through December 1997. Principal and interest amounts totaling $6,000 were paid in 1995, 1994 and 1993. The remaining principal and interest amounts of $63,500 will be repaid from June 1998 through June 2001.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. INCOME TAXES

    At December 31, 1995, the Company had aggregate net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $632,000 which will be available to reduce future taxable income. The utilization of such NOLs is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOL. The NOLs will begin to expire in the year 2003 if not utilized and fully expire by the year 2010.

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                       DECEMBER 31, 1995
                                                                -------------------------------
                                                                FEDERAL      STATE      TOTAL
                                                                --------    -------    --------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory...........   $  4,878    $ 1,429    $  6,307
Difference between book and tax basis of accrued expenses and
other........................................................     19,991      5,856      25,847
Reserves not currently deductible............................     12,872      3,771      16,643
Difference between book and tax basis of other intangible
assets.......................................................     18,875      5,530      24,405
Operating loss carryforwards.................................    168,310     49,309     217,619
                                                                --------    -------    --------
Total........................................................    224,926     65,895     290,821
                                                                --------    -------    --------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
assets.......................................................     24,515      7,182      31,697
Difference between book and tax basis of property and
equipment....................................................        964        283       1,247
Other........................................................      7,783      2,280      10,063
                                                                --------    -------    --------
Total........................................................     33,262      9,745      43,007
                                                                --------    -------    --------
Net deferred income tax assets...............................    191,664     56,150     247,814
Less: Valuation allowances...................................    103,649     30,365     134,014
                                                                --------    -------    --------
Net..........................................................   $ 88,015    $25,785    $113,800
                                                                --------    -------    --------
                                                                --------    -------    --------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. INCOME TAXES--(CONTINUED)

                                                                       DECEMBER 31, 1994
                                                                -------------------------------
                                                                FEDERAL      STATE      TOTAL
                                                                --------    -------    --------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory...........   $  1,862    $   545    $  2,407
Difference between book and tax basis of accrued expenses and
other........................................................     15,974      4,680      20,654
Reserves not currently deductible............................      8,259      2,419      10,678
Difference between book and tax basis of other intangible
assets.......................................................     12,107      3,547      15,654
Operating loss carryforwards.................................    123,709     36,242     159,951
                                                                --------    -------    --------
Total........................................................    161,911     47,433     209,344
                                                                --------    -------    --------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
assets.......................................................     12,294      3,602      15,896
Difference between book and tax basis of property and
equipment....................................................      1,665        488       2,153
Other........................................................      7,562      2,215       9,777
                                                                --------    -------    --------
Total........................................................     21,521      6,305      27,826
                                                                --------    -------    --------
Net deferred income tax assets...............................    140,390     41,128     181,518
Less: Valuation allowances...................................    104,735     30,683     135,418
                                                                --------    -------    --------
Net..........................................................   $ 35,655    $10,445    $ 46,100
                                                                --------    -------    --------
                                                                --------    -------    --------

    During 1993, the valuation allowances increased in the amount of $40,307 to offset the increase in the net Federal deferred income tax assets and the increase in the Federal statutory income tax rate from 34% to 35%. At December 31, 1995 and 1994, management of the Company reviewed recent operating results and projected future operating results. At the end of each of the respective years, management determined that a portion of the net deferred income tax assets would likely be realized. Accordingly, in 1995, the Company reduced the valuation allowances by $67,700 and recorded an income tax benefit of $59,600 ($46,100 and $13,500 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $8,100; in 1994, the Company reduced the valuation allowances by $46,100 and recorded an income tax benefit of $42,100 ($32,600 and $9,500 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $4,000. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 1995 and 1994, after the reduction in the valuation allowances discussed above, there were net decreases in the valuation allowances of approximately $1,404 and $13,800, respectively.

    A portion of the valuation allowances in the amount of approximately $33,000 at December 31, 1995 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

17. INTEREST RATE SWAP AGREEMENTS

    Prior to January 1, 1992, the Company entered into eight interest swap agreements with notional principal amounts of $325,000 which expired in 1993 and 1994. The weighted average fixed rate was 7.44% and 8.25% for 1994 and 1993, respectively. In exchange, the financial institutions paid the

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. INTEREST RATE SWAP AGREEMENTS--(CONTINUED)
Company interest on the notional principal amount of indebtedness at rates which corresponded to the rates chosen by the Company from among the options allowed by the credit agreement (weighted average variable rate of 3.70% for 1994 and 3.85% for 1993).

    In May 1995, the Company entered into two, three-year interest rate swap agreements with an aggregate notional amount of $200,000. Under these swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest which increases each year during the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 6.0% and 6.05%, respectively, in 1995. Also, in May 1995, the Company entered into a three-year interest rate cap agreement. As a result of this transaction, the Company currently has the right to receive payments based on a notional principal amount of $100,000 to the extent that three-month LIBOR exceeds 7.75% in year one, 8.75% in year two and 9.75% in year three of the agreement. Any interest differential to be received will be recognized as an adjustment to interest expense. The interest rate cap fee is recognized as an adjustment to interest expense over the life of the interest rate cap agreement. The net interest differential, included in interest expense in 1995, 1994 and 1993 was $539, $4,258 and $9,986, respectively.

    The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap and cap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's Treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any.

18. $2.875 SENIOR EXCHANGEABLE PREFERRED STOCK

    The Company authorized 4,000,000 shares of Senior Preferred Stock, all of which was issued and outstanding at December 31, 1995 and 1994. Annual dividends of $2.875 per share on the Senior Preferred Stock are cumulative and payable quarterly. Cash dividends of $11,500 have been paid during each of the years 1995, 1994 and 1993.

    The Senior Preferred Stock may be redeemed at the option of the Company, in whole or in part, at any time on or after May 1, 1997 at redemption prices set at 105.8% in 1997 with annual reductions to 100% in 2002 plus accrued and unpaid dividends to the date of redemption. The Company is required to redeem 50% of the Senior Preferred Stock on each of May 1, 2003 and May 1, 2004 at the liquidation preference of $25 per share plus accrued and unpaid dividends. Upon any voluntary or involuntary liquidation, the Senior Preferred Stock has a liquidation preference of $25 per share plus accrued and unpaid dividends. The Senior Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date for 11 1/2% Subordinated Debentures due 2004. The Senior Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $97,992 and $97,718 at December 31, 1995 and 1994, respectively.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK

    The Company authorized 2,000,000 shares of Series B Preferred Stock, 1,365,707 shares and 1,217,841 shares of which were issued and outstanding at December 31, 1995 and 1994, respectively. Annual dividends of $11.625 per share on the Series B Preferred Stock are cumulative and payable quarterly in cash or by issuing additional shares of the Series B Preferred Stock. On and after May 1, 1998, dividends must be paid in cash. On or after February 1, 1998, the Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series B Preferred Stock on May 1, 2005 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series B Preferred Stock is exchangeable at the option of the Company on or after an initial public offering of the Company's common stock for its 11 5/8% Class B Subordinated Exchange Debentures due 2005 provided no shares of the Senior Preferred Stock are then outstanding. Such debentures are subordinate to all existing and future liabilities and obligations of the Company and its subsidiaries. The Series B Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $133,614 and $118,511 at December 31, 1995 and 1994, respectively.

20. CONVERTIBLE PREFERRED STOCK

    Pursuant to the related certificate of designations, 10,000,000 shares of Convertible Preferred Stock were authorized for issuance. The holders of the 3,000,000 shares of Convertible Preferred Stock were entitled to receive, when and if declared by the Board of Directors, dividends at an annual rate equal to 10%. Approximately 98.7% of the Convertible Preferred Stock was repurchased by the Company on February 11, 1993. The balance of the outstanding Convertible Preferred Stock was converted into 205,110 shares of common stock (see Note 26).

21. COMMON STOCK

    In October 1995, the Company increased the authorized number of shares of common stock by 50,000,000 shares to 250,000,000 shares (see Note 26). During November 1995, the Company completed a public offering of 17,250,000 shares of common stock at a price of $10.00 per share. Proceeds from this initial public offering, net of commissions and other related expenses of approximately $9,500, were approximately $163,000. The Company used the net proceeds from this initial public offering to repay borrowings outstanding under its Revolving Credit Agreement, which may be reborrowed for general corporate purposes including acquisitions (see Note 15).

    Stock Purchase and Option Plan. The K-III Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the forms of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The common stock is issued at fair value prices and the stock options are granted with exercise prices at fair value at the time of issuance. For the purpose of determining fair value, it was recognized that the Company's common stock was not readily saleable to third parties at that time, and therefore, was valued at a discount to a publicly-traded common stock. The common stock issued and redeemed is included in the table of the activity of the common stock subject to redemption.

    Common Stock Subject to Redemption. Under certain circumstances, employees have the right to resell common stock to the Company. The employees have the right to resell their shares to the

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. COMMON STOCK--(CONTINUED)
Company only under the following circumstances: termination of employment in connection with the sale of the business for which they work, death, disability or retirement after age 65. The resale feature expires five years after the effective purchase date of the common stock. Since inception of the Company, none of the employees has exercised such resale feature as a result of such sale, death, disability or retirement and the likelihood of significant resales is considered by management to be remote.

    The following summarizes the activity of the common stock subject to redemption:

                                                                          SHARES       AMOUNT
                                                                        ----------    --------
Balance at January 1, 1993...........................................    3,059,505    $ 16,827
Acquisitions of common stock held by management......................     (128,408)       (752)
Issuances of common stock............................................      116,781         754
Convertible preferred stock converted into common stock..............      205,110       1,026
Expiration of redemption feature.....................................      (67,042)       (332)
Accretion in carrying value..........................................       --           7,965
                                                                        ----------    --------
Balance at December 31, 1993.........................................    3,185,946      25,488
Acquisitions of common stock held by management......................      (27,436)       (169)
Issuances of common stock............................................      244,672       1,943
Expiration of redemption feature.....................................   (1,251,002)    (10,045)
                                                                        ----------    --------
Balance at December 31, 1994.........................................    2,152,180      17,217
Acquisitions of common stock held by management......................      (57,031)       (430)
Issuances of common stock............................................      458,994       3,274
Expiration of redemption feature.....................................     (147,630)       (809)
Accretion in carrying value..........................................       --           9,927
                                                                        ----------    --------
Balance at December 31, 1995.........................................    2,406,513    $ 29,179
                                                                        ----------    --------
                                                                        ----------    --------

    The redemption values of the common stock subject to redemption of $29,179 and $17,217 at December 31, 1995 and 1994, respectively, were based on a repurchase price of $12.125 per share and $8.00 per share which are the quoted market value and the estimated fair market value at December 31, 1995 and 1994, respectively. Common stock subject to redemption is recorded on the accompanying consolidated balance sheets net of the amounts of notes receivable from employees (related to common stock issuances) outstanding of $1,157 and $665 at December 31, 1995 and 1994, respectively.

    Stock Options. The options are exercisable at the rate of 20% per year over a five-year period commencing on the effective date of the grant, but optionees received credit for periods of employment with the Company and its predecessors and subsidiaries prior to the date the options are granted. All options granted pursuant to the Plan will expire no later than ten years from the date the option was granted. The option exercise price ranged from $5.00 to $8.00 per share, the fair values at the time of issuance.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. COMMON STOCK--(CONTINUED)
    The stock option activity for the years ended December 31, 1993, 1994 and 1995 was as follows:

                                                                     NUMBER OF     EXERCISE PRICE
                                                                      OPTIONS        PER SHARE
                                                                     ----------    --------------
Stock options outstanding at January 1, 1993......................    8,956,913            $5.00
Granted...........................................................      307,800      $5.14-$7.00
Cancelled.........................................................     (384,935)           $5.00
Exercised.........................................................      (14,481)           $5.00
                                                                     ----------
Stock options outstanding at December 31, 1993....................    8,865,297      $5.00-$7.00
Granted...........................................................      850,000            $8.00
Cancelled.........................................................      (90,978)     $5.00-$8.00
Exercised.........................................................      (13,872)           $5.00
                                                                     ----------
Stock options outstanding at December 31, 1994....................    9,610,447      $5.00-$8.00
Granted...........................................................    3,139,325            $8.00
Cancelled.........................................................     (230,284)     $5.00-$8.00
Exercised.........................................................     (193,401)     $5.00-$8.00
                                                                     ----------
Stock options outstanding at December 31, 1995....................   12,326,087      $5.00-$8.00
                                                                     ----------
                                                                     ----------

    At December 31, 1995, 7,269,817 options were exercisable. The Company had reserved 20,808,531 shares of common stock for future issuances in connection with the Plan at December 31, 1995.

22. ACCUMULATED DEFICIT

    The accumulated deficit of $655,616 and $551,203 at December 31, 1995 and 1994, respectively, includes non-cash expenses related to the accumulated amortization of intangible assets, the excess of the purchase price over the net assets acquired and deferred financing costs, the write-offs of the unamortized balance of deferred financing costs (associated with all previous financings), the restructuring and other costs and the provision for sale of a business in the aggregate amount of approximately $813,400 and $659,900, respectively, which is net of the non-cash income tax benefits of $59,600 and $42,100 recognized in 1995 and 1994, respectively.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows:

                                                                        DECEMBER 31,
                                                      ------------------------------------------------
                                                               1995                      1994
                                                      ----------------------    ----------------------
                                                      CARRYING                  CARRYING
                                                       VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                      --------    ----------    --------    ----------
10 5/8% Senior Notes...............................   $250,000     $ 267,950    $250,000     $ 242,500
10 1/4% Senior Notes...............................    100,000       107,720     100,000        95,500
Acquisition Obligation.............................     54,928        52,604      54,660        52,749
Senior Preferred Stock.............................     97,992       109,000      97,718       101,000
Series B Preferred Stock...........................    133,614       135,888     118,511       118,435
Interest Rate Swap Agreements......................        449         5,057       --           --
Purchased Interest Rate Cap Agreement..............       (274)           (2)      --           --

    The bracketed amounts above represent assets.

    The fair values of the Senior Notes and preferred stocks were determined based on the quoted market prices and the fair value of the acquisition obligation was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined using discounted cash flow models.

    For instruments including cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of floating-rate long-term debt approximates carrying value because these instruments re-price frequently at current market prices.

24. RETIREMENT PLANS

    Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was $5,245 in 1995, $3,693 in 1994 and $3,090 in 1993.

    In addition, the employees at K-III Magazines and the non-union employees at Daily Racing Form are eligible to participate in the K-III Pension Plan ("Pension Plan") which is a non-contributory defined benefit pension plan. The benefits to be paid under the Pension Plan are based on years of service and compensation amounts for the highest consecutive five years of service in the most current ten years. The Pension Plan is funded by means of contributions by the Company to the plan's trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other government laws and regulations. Plan assets consist primarily of fixed income, equity and other short-term investments.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. RETIREMENT PLANS--(CONTINUED)
The components of the net periodic pension cost of the Pension Plan for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                                                      1995      1994      1993
                                                                     ------    ------    ------
Service cost......................................................   $  755    $  761    $  702
Interest cost.....................................................      581       491       500
Actual investment (gain) or loss on plan assets...................     (812)       20      (106)
Net amortization and deferral.....................................      774        16       232
                                                                     ------    ------    ------
Net periodic pension cost.........................................   $1,298    $1,288    $1,328
                                                                     ------    ------    ------
                                                                     ------    ------    ------

    The following is a reconciliation of the funded status of the Pension Plan:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1995       1994
                                                           -------    -------
Actuarial present value of benefit obligation:
  Vested................................................   $(3,700)   $(2,933)
  Non-vested............................................      (400)      (311)
                                                           -------    -------
Accumulated benefit obligation..........................    (4,100)    (3,244)
Additional liability based on projected compensation
levels..................................................    (4,841)    (3,884)
                                                           -------    -------
Projected benefit obligation............................    (8,941)    (7,128)
Plan assets at fair value...............................     4,273      2,946
                                                           -------    -------
Projected benefit obligation in excess of plan assets...    (4,668)    (4,182)
Unrecognized net gain...................................    (1,011)    (1,219)
Obligation recorded at acquisition date.................     3,135      3,655
                                                           -------    -------
Accrued pension cost....................................   $(2,544)   $(1,746)
                                                           -------    -------
                                                           -------    -------

    The obligation recorded at the acquisition date of K-III Magazines and Daily Racing Form is the excess of the projected benefit obligation over the plan assets at the date of acquisition which is included in other non-current liabilities. The weighted average discount rate and the weighted average rate of compensation increases used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.0% and 8.5% and 4.5% for 1995 and 1994, respectively. The weighted average expected long-term rate of return on plan assets was 8.5% for 1995 and 1994.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. COMMITMENTS AND CONTINGENCIES

    Total rent expense under operating leases was $24,409, $23,996 and $17,515 for the years ended December 31, 1995, 1994 and 1993, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. Minimum rental commitments under noncancellable operating leases are approximately as follows:

                                                       YEARS ENDING DECEMBER 31,
                                                       -------------------------
1996................................................           $  24,750
1997................................................              23,624
1998................................................              21,879
1999................................................              20,207
2000................................................              18,879
Thereafter..........................................              58,412
                                                              ----------
                                                               $ 167,751
                                                              ----------
                                                              ----------

    Future minimum lease payments under a capital lease (see Note 11) are approximately as follows:

                                                       YEARS ENDING DECEMBER 31,
                                                       -------------------------
1996................................................            $ 1,980
1997................................................              1,980
1998................................................              1,980
1999................................................              1,980
2000................................................              1,980
Thereafter..........................................              7,255
                                                               --------
                                                                 17,155
Less: amount representing interest..................              5,696
                                                               --------
Present value of net minimum lease payments.........             11,459
Less: current portion...............................                877
                                                               --------
Long-term obligations (included in other non-current
liabilities)........................................            $10,582
                                                               --------
                                                               --------

    Contingencies. The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

    At December 31, 1995, the Company had letters of credit outstanding of approximately $11,397.

26. RELATED PARTY TRANSACTIONS

    During each of the years ended December 31, 1995, 1994 and 1993, the Company paid $1,000 in administrative and other fees to Kohlberg Kravis Roberts & Co. ("KKR"), an affiliated party, and an aggregate of $100, in directors' fees to certain partners of KKR. In addition, in connection with the Channel One acquisition, the Company paid $2,500 in investment advisory fees to KKR. On February 11, 1993, 98.7% of the Convertible Preferred Stock, which was held by partnerships affiliated with KKR, was redeemed and the balance was converted into 205,110 shares of common stock of the Company by one of its senior executives. In December 1993, an additional 9,379,375 shares of common stock were issued to the partnerships affiliated with KKR at $8.00 per share. On September 30, 1994, in order to finance the Channel One acquisition, the Company issued 1,501 shares of Series C Preferred Stock ("Old Preferred Stock") at $50,000 per share and 9,381,250 shares of common stock at $8.00 per

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. RELATED PARTY TRANSACTIONS--(CONTINUED) share, which was the fair value at such date, to partnerships affiliated with KKR. Gross proceeds of $150,100 were received from these issuances. Dividends were payable at the higher of 11 3/4% and the interest rates associated with United States Treasury bills and notes plus applicable margins. The Old Preferred Stock was redeemed on November 21, 1994 for $76,324 which represented a redemption price of $50,000 per share plus the accumulated and unpaid dividends of $1,274.

    On March 1, 1995, 3,125,000 shares of common stock were issued to a partnership affiliated with KKR at $8.00 per share which was the fair value per share at such date. On March 1, 1995, pursuant to the related certificate of designations, 2,500 shares of Old Preferred Stock were authorized for issuance and 1,000 shares were issued to partnerships affiliated with KKR at $50,000 per share, which was the liquidation value per share at such date. The proceeds from both issuances were used to pay down the borrowings under the Revolving Credit Agreement. The Old Preferred Stock was redeemable at the option of the Company at the redemption price of $50,000 per share plus an amount equal to all accumulated and unpaid dividends per share. The holders of the shares of Old Preferred Stock were entitled to receive, when and if declared by the Board of Directors, dividends at an annual rate equal to the higher of 12.5% or other applicable rates ranging from 400-900 basis points over U.S. Treasury bill rates. Such dividends accrued and were paid in additional shares quarterly in arrears beginning on May 1, 1995. On August 3, 1995, the Company redeemed all 1,054 shares then outstanding (which included dividends accrued through redemption date) of the Old Preferred Stock at $50,000 per share for a total of $52,691. This transaction was financed with borrowings under the Revolving Credit Agreement (see Note 15).

27. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                           FIRST       SECOND        THIRD       FOURTH
                                          QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                        -----------  -----------  -----------  -----------  -----------

FOR THE YEAR ENDED DECEMBER 31, 1995:
Sales, net.............................    $238,664     $257,228     $265,604     $284,833   $1,046,329
Operating income (loss)................       4,663      (50,491)      13,130        6,423      (26,275)
Net income (loss)......................     (20,701)     (78,929)     (14,635)      38,830      (75,435)
Income (loss) applicable to common
shareholders...........................     (27,115)     (87,009)     (22,386)      32,097     (104,413)
Earnings (loss) per common and common
equivalent share.......................       $(.25)       $(.78)       $(.20)        $.25        $(.91)
Weighted average common and common
equivalent shares outstanding.......... 109,622,179  111,371,697  110,909,810  128,406,304  115,077,498

FOR THE YEAR ENDED DECEMBER 31, 1994:
Sales, net.............................    $208,852     $228,625     $250,458     $276,713     $964,648
Operating income (loss)................     (22,536)      14,906       15,298        2,535       10,203
Net income (loss)......................     (40,376)     (16,768)      (5,633)      21,374      (41,403)
Income (loss) applicable to common
shareholders...........................     (46,407)     (22,891)     (11,850)      13,786      (67,362)
Earnings (loss) per common and common
equivalent share.......................       $(.46)       $(.23)       $(.11)        $.13        $(.65)
Weighted average common and common
equivalent shares outstanding.......... 100,995,610  101,148,810  103,715,390  108,710,863  103,642,668

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

27. UNAUDITED QUARTERLY FINANCIAL INFORMATION--(CONTINUED)
    The change in method of accounting for advertising costs resulted in a decrease to operating loss or increase to operating income and a decrease to net loss of approximately $16,000, $1,000 and $300 in the first, second and third quarters of 1995, respectively. This accounting change decreased operating income and net income by approximately $5,500 in the fourth quarter of 1995. During the second quarter of 1995, the Company recorded a provision for loss on the sales of businesses in the amount of $35,447, an aggregate write-down of $17,958 of the carrying values of the identifiable intangible assets and goodwill of K-III Reference and restructuring and other costs in the amount of $14,667. In addition, in the fourth quarter of 1995, the Company recognized income tax benefits of $59,600 and recorded a provision to write-off $5,786 of goodwill related to a product line of Newbridge. In the fourth quarters of 1995 and 1994, the Company recorded certain catch-up adjustments to the amortization of identifiable intangible assets and goodwill due to the receipt of independent appraisal reports for intangible assets. For all quarters presented prior to the initial filing of the registration statement, the weighted average number of common stock shares outstanding include Incremental Shares as described in Note 3.

    As a result of the 1994 Refinancing, the Company wrote off the unamortized deferred financing costs in the amount of $11,874 in the second quarter of 1994. The adoption of a change in method of accounting for advertising costs resulted in an increase to operating income and decrease to net loss of approximately $11,000 in the third quarter of 1994. The impact of this change in method of accounting for advertising costs decreased operating income and net income by approximately $1,200 for the fourth quarter of 1994. During the fourth quarter of 1994, the Company recorded a provision for loss on the sale of a business in the amount of $15,025. In addition, the Company recognized income tax benefits resulting from the reversal of a portion of the valuation allowance relating to unrecognized net deferred income tax assets which decreased net loss by $42,100 in the fourth quarter of 1994.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

28. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into three business segments: education, information and media (see Note 1). In 1995, the Company reclassified certain Intertec technical and database product lines from the media segment to the information segment for all periods presented because those businesses were more comparable to the existing products in the information segment. Summarized financial information by business segment as of December 31, 1995, 1994 and 1993 and for each of the years then ended is set forth below:

                                            1995          1994          1993
                                         ----------    ----------    ----------
SALES, NET:
  Education...........................   $  330,414    $  430,134    $  388,331
  Information.........................      263,542       192,732       146,610
  Media...............................      452,373       341,782       309,807
                                         ----------    ----------    ----------
  Total...............................   $1,046,329    $  964,648    $  844,748
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------
OPERATING INCOME (LOSS):
  Education...........................   $  (32,024)   $   10,590    $   20,505
  Information.........................       (8,683)       (2,307)       (6,804)
  Media...............................       32,169        15,877        (9,410)
  Corporate...........................      (17,737)      (13,957)      (11,960)
                                         ----------    ----------    ----------
  Total...............................   $  (26,275)   $   10,203    $   (7,669)
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------
TOTAL ASSETS:
  Education...........................   $  547,587    $  613,897    $  316,836
  Information.........................      499,418       462,861       342,432
  Media...............................      723,711       464,626       500,356
  Corporate...........................      110,700        48,308         6,878
                                         ----------    ----------    ----------
  Total...............................   $1,881,416    $1,589,692    $1,166,502
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------
DEPRECIATION, AMORTIZATION AND OTHER
  (1):
  Education...........................   $  107,284    $   47,258    $   32,189
  Information.........................       79,435        52,497        48,767
  Media...............................       58,100        54,571        67,732
  Corporate...........................          706           645           743
                                         ----------    ----------    ----------
  Total...............................   $  245,525    $  154,971    $  149,431
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------
CAPITAL EXPENDITURES:
  Education...........................   $   10,896    $    8,768    $    5,750
  Information.........................        6,119         4,133         4,700
  Media...............................        5,737         2,839         2,096
  Corporate...........................        2,427           378           870
                                         ----------    ----------    ----------
  Total...............................   $   25,179    $   16,118    $   13,416
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

- ------------

(1) Other includes provision for write-down of real estate no longer utilized, net provision for loss on the sales of businesses, provision for restructuring and other costs and amortization of deferred financing and organizational costs.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

28. BUSINESS SEGMENT INFORMATION--(CONTINUED)

    There were no significant intersegment sales or transfers during 1995, 1994 and 1993. Operating income (loss) by business segment excludes interest income and interest expense. Corporate assets consist primarily of cash, receivables, property and equipment and the deferred income tax asset. Depreciation, amortization and other does not include the write-off of unamortized deferred financing costs of $11,874 in 1994 but it does include the provision for write-down of real estate no longer utilized of $2,644 in 1993, the net provision for loss on sale of a business of $15,025 in 1994, the net provision for loss on sales of businesses of $35,447 in 1995 and provision for restructuring and other costs of $14,667 in 1995.

    The adoption of a change in method of accounting for advertising costs resulted in an increase in operating income in 1994 for the education and media segments of approximately $6,500 ($.06 per share) and $3,300 ($.03 per share), respectively. This change in method of accounting for advertising costs resulted in a decrease in operating loss in 1995 for the education and information segments of approximately $10,500 ($.09 per share) and $200, respectively, and an increase in operating income in 1995 for the media segment of approximately $1,100 ($.01 per share) (see Note 2).

29. SUBSEQUENT EVENTS

    Acquisitions. On January 2, 1996, the Company acquired certain net assets of
(i) Cahners Consumer Magazines, a publisher of consumer and special interest magazines including American Baby, Modern Bride, Sail and Power & Motoryacht, along with 20 related properties; (ii) Tri-State Publishing & Communications, Inc., a publisher of apartment and new home guides; and (iii) Entertainment Technology Communications Corporation, a publisher of trade publications for the lighting industry. The aggregate purchase price of these acquisitions was approximately $192,000.

    Private Offering. In January 1996, K-III completed a private offering of 2,000,000 shares of Series C Exchangeable Preferred Stock at $100.00 per share and $300,000 of 8 1/2% Senior Notes due 2006. Net proceeds from these offerings of approximately $487,000 were used to repay borrowings outstanding under the Revolving Credit Agreement.