Form 10-Q/A
period 1996-06-30
K III COMMUNICATIONS CORP
filed 1996-08-15
CIK 884382

FORM 10-Q/A
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 or
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.


                        For Quarter Ended: June 30, 1996


                         Commission file number: 1-11106


                        K-III COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               13-3647573
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X   No
          ___     ____

Number of shares of common stock, par value $.01 per share, outstanding as of August 9, 1996: 126,693,055

                      K-III COMMUNICATIONS CORPORATION

The registrant hereby files this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 1996 to serve as notification that although its Form 10-Q was filed on August 14, 1996, due to an operator error and other technical difficulties, it was dated August 15, 1996 by the Securities and Exchange Commission.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      K-III COMMUNICATIONS CORPORATION

Date: August 15, 1996                 /s/ William F. Reilly
      ---------------                 -----------------------------------
                                         (Signature)
                                        Chairman and Chief Executive Officer



Date: August 15, 1996                 /s/ Curtis A. Thompson
      ---------------                 -----------------------------------
                                         (Signature)
                                        Vice President, Controller and Chief
                                         Accounting Officer