Form 10-Q
period 1996-09-30
K III COMMUNICATIONS CORP
filed 1996-11-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                      For Quarter Ended: September 30, 1996


                         Commission file number: 1-11106


                        K-III COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE                                     13-3647573
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


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
     Yes   X   No
         ----      ----


Number of shares of common stock, par value $.01 per share, outstanding as of November 11, 1996: 128,957,055

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                      PAGE


Part I.  Financial Information


     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               (Unaudited) as of December 31, 1995 and
               September 30, 1996                                        2

               Condensed Statements of Consolidated
               Operations (Unaudited) for the nine months
               ended September 30, 1995 and 1996                         3

               Condensed Statements of Consolidated
               Operations (Unaudited) for the three months
               ended September 30, 1995 and 1996                         4

               Condensed Statements of Consolidated
               Cash Flows (Unaudited) for the nine months
               ended September 30, 1995 and 1996                         5

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                       6-10

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   11-18


Part II.  Other Information

     Item 6.    Exhibits                                                19


Signatures                                                              20

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            December 31,             September 30,
                                                                1995                     1996
                                                                ----                     ----
                                                     (dollars in thousands, except per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                             $    27,226         $    32,504
     Accounts receivable, net                                  173,771             234,635
     Inventories, net                                           70,844              56,752
     Net assets held for sale                                    5,253              18,605
     Prepaid expenses and other                                 26,732              39,405
                                                           -----------         -----------
     Total current assets                                      303,826             381,901

Property and equipment, net                                    112,013             129,788
Other intangible assets, net                                   699,617             924,792
Excess of purchase price over net
     assets acquired, net                                      534,554             828,521
Other non-current assets                                       231,406             244,107
                                                           -----------         -----------
                                                           $ 1,881,416         $ 2,509,109
                                                           ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $    90,414         $    79,319
     Accrued interest payable                                    9,326              24,971
     Accrued expenses and other                                125,967             120,317
     Deferred revenues                                         128,679             155,913
     Current maturities of long-term debt                        6,000               6,000
                                                           -----------         -----------

     Total current liabilities                                 360,386             386,520
                                                           -----------         -----------

Long-term debt                                               1,134,916           1,602,112
                                                           -----------         -----------
Other non-current liabilities                                   33,924              37,953
                                                           -----------         -----------
Exchangeable Preferred Stocks                                  231,606             438,375
                                                           -----------         -----------

Common stock  subject  to  redemption  ($.01  par  value,
     2,406,513  shares and 720,810 shares  outstanding at
     December   31,   1995  and   September   30,   1996,
     respectively)                                              28,022               6,479
                                                           -----------         -----------

Shareholders'   Equity  Common  stock  ($.01  par  value,
     125,921,221    shares   and    128,174,765    shares
     outstanding  at December 31, 1995 and  September 30,
     1996, respectively)                                         1,259               1,282
     Additional paid-in-capital                                748,194             771,872
     Accumulated deficit                                      (655,616)           (734,215)
     Cumulative foreign currency translation adjustments        (1,275)             (1,269)
                                                           -----------         -----------

     Total shareholders' equity                                 92,562              37,670
                                                           -----------         -----------

                                                           $ 1,881,416         $ 2,509,109
                                                           ===========         ===========



               See notes to condensed consolidated financial statements.

    K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            1995                  1996
                                                              (dollars in thousands, except per share amounts)
Sales, net:
     Education                                                       $     246,970         $     268,277
     Information                                                           187,069               221,684
     Media                                                                 327,457               505,090
                                                                     -------------         -------------

Total sales, net                                                           761,496               995,051

Operating costs and expenses:
     Cost of goods sold                                                    181,050               250,806
     Marketing and selling                                                 132,414               183,937
     Distribution, circulation and fulfillment                             140,807               169,444
     Editorial                                                              53,998                74,804
     Other general expenses                                                 91,004               111,996
     Corporate administrative expenses                                      13,596                15,336
     Depreciation and amortization of
          prepublication costs, property and equipment                      19,385                27,182
     Provision for loss on the sales of businesses, net                     35,447                    --
     Restructuring and other costs                                          14,667                    --
     Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                         111,826               112,762
                                                                     -------------         -------------

Operating income (loss)                                                    (32,698)               48,784

Other income (expense):
     Interest expense                                                      (78,683)              (90,385)
     Amortization of deferred financing and organizational costs            (2,309)               (2,784)
     Write-off of unamortized deferred financing costs                          --                (7,572)
     Other, net                                                               (575)                4,684

Net loss                                                                  (114,265)              (47,273)

Preferred stock dividends:
     Non-cash                                                              (13,621)              (12,257)
     Cash                                                                   (8,625)              (19,069)
                                                                     -------------         -------------

Loss applicable to common shareholders                               $    (136,511)        $     (78,599)
                                                                     =============         =============

Loss per common share                                                $       (1.24)        $        (.61)
                                                                     =============         =============

Weighted average common shares outstanding                             110,120,522           128,721,459
                                                                     =============         =============





        See notes to condensed consolidated financial statements.

    K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                             1995                  1996
                                                              (dollars in thousands, except per share amounts)

Sales, net:
     Education                                                       $      75,715         $      95,983
     Information                                                            69,116                76,992
     Media                                                                 120,773               171,443
                                                                     -------------         -------------

Total sales, net                                                           265,604               344,418

Operating costs and expenses:
     Cost of goods sold                                                     67,930                84,345
     Marketing and selling                                                  44,863                61,794
     Distribution, circulation and fulfillment                              48,229                59,392
     Editorial                                                              19,284                27,715
     Other general expenses                                                 30,282                39,454
     Corporate administrative expenses                                       4,065                 5,485
     Depreciation and amortization of
          prepublication costs, property and equipment                       6,431                10,529
     Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                          31,390                37,185
                                                                     -------------         -------------

Operating income                                                            13,130                18,519

Other income (expense):
     Interest expense                                                      (27,132)              (33,409)
     Amortization of deferred financing and organizational costs              (815)                 (917)
     Other, net                                                                182                 3,912
                                                                     -------------         -------------

Net loss                                                                   (14,635)              (11,895)

Preferred stock dividends:
     Non-cash                                                               (4,876)               (4,203)
     Cash                                                                   (2,875)               (7,875)
                                                                     -------------         -------------

Loss applicable to common shareholders                               $     (22,386)        $     (23,973)
                                                                     =============         =============

Loss per common share                                                $        (.20)        $        (.19)
                                                                     =============         =============

Weighted average common shares outstanding                             110,909,810           128,874,002
                                                                     =============         =============




           See notes to condensed consolidated financial statements.

    K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             1995                 1996
                                                                             ----                 ----
                                                                               (dollars in thousands)
OPERATING ACTIVITIES:
     Net loss                                                           $  (114,265)        $   (47,273)
     Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
          Depreciation, amortization and other                              133,520             142,728
          Accretion of discount on acquisition obligation,
            distribution advance and other                                    5,899               3,631
          Write-off of deferred financing costs                                  --               7,572
          Provision for loss on the sales of businesses, net                 35,447                  --
          Other, net                                                           (102)             (5,258)

        Changes in operating assets and liabilities:
        (Increase) Decrease in:
            Accounts receivable, net                                         (7,256)            (28,170)
            Inventories, net                                                (13,247)             20,971
            Prepaid expenses and other                                       (9,145)             (6,423)
        Increase (Decrease) in:
            Accounts payable                                                (13,464)            (17,477)
            Accrued interest payable                                         12,758              15,645
            Accrued expenses and other                                      (23,415)            (24,744)
            Deferred revenues                                                 8,155               3,393
            Other non-current liabilities                                       849                (759)
                                                                        -----------         -----------

            Net cash provided by operating activities                        15,734              63,836
                                                                        -----------         -----------
INVESTING ACTIVITIES:
     Additions to property, equipment and other                             (17,940)            (18,669)
     Proceeds from sales of businesses and other                             58,314               5,788
     Proceeds from sales of property, equipment and other                     1,686                 566
     Payments for businesses acquired                                      (262,967)           (671,023)
                                                                        -----------         -----------

            Net cash (used in) investing activities                        (220,907)           (683,338)
                                                                        -----------         -----------
FINANCING ACTIVITIES:
     Borrowings under credit agreements                                     422,059           1,685,910
     Repayments of borrowings under credit agreements                      (351,000)         (1,218,800)
     Proceeds from issuance of 8 1/2% Senior Notes, net of discount              --             298,734
     Repayment of acquisition obligation                                     (3,000)             (3,000)
     Borrowings under Chase Term Loan                                       150,000                 -
     Repayment of Chase Term Loan                                                --            (150,000)
     Repayment of BONY Term Loan                                                 --            (150,000)
     Proceeds from issuances of common stock, net of redemptions             26,740               2,951
     Proceeds from issuance of old preferred stock                           50,000                  --
     Proceeds from issuance of Series C (exchanged into Series D )
          Preferred Stock, net of issuance costs                                 --             193,720
     Redemption of old preferred stock                                      (52,691)                 --
     Dividends paid to preferred shareholders                                (8,625)            (19,069)
     Deferred financing costs paid                                           (3,580)            (14,926)
     Other                                                                     (374)               (740)
                                                                        -----------         -----------

          Net cash provided by financing activities                         229,529             624,780
                                                                        -----------         -----------

Increase in cash and cash equivalents                                        24,356               5,278
Cash and cash equivalents, beginning of period                               18,232              27,226
                                                                        -----------         -----------

Cash and cash equivalents, end of period                                $    42,588         $    32,504
                                                                        ===========         ===========
Supplemental information:
    Cash interest paid                                                  $    62,487         $    73,420
                                                                        ===========         ===========



      See notes to condensed consolidated financial statements.

    K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     (dollars in thousands, except per share amounts)


1.   Basis of Presentation
     ---------------------

K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the current period. The operating results for the three and nine-month periods ended September 30 are not necessarily indicative of the results that may be expected for a full year.

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

2.    Acquisitions
      ------------

In January 1996, K-III Magazine Corporation acquired certain net assets of Cahners Consumer Magazines, a publisher of consumer and special interest magazines including AMERICAN BABY, MODERN BRIDE, SAIL and POWER & MOTORYACHT, along with 20 related properties. In May 1996, the Company acquired the outstanding shares of and completed its merger with Westcott Communications, Inc. ("Westcott"). Westcott utilizes various multimedia technologies to provide workplace training, news, and information to professionals and students in the corporate and professional, automotive, banking, government and public service, education, health care, and interactive distance training markets. In addition to the aforementioned transactions, the Company completed several other smaller acquisitions during the nine-month period ended September 30, 1996. The above acquisitions were financed through borrowings under the Company's credit agreements. These acquisitions had an aggregate purchase price (net of liabilities assumed of approximately $70,027) of $671,023 including certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over the fair value of the net assets acquired was approximately $312,948.


The preliminary purchase cost allocations for the 1996 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 1996; however, the changes are not expected to have a material effect on the consolidated financial position of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions excluding Cahners and Westcott had occurred on January 1, 1995, they would not have had a material impact on the results of operations for the nine-month periods ended September 30, 1995 and 1996.

The following pro forma information presents the results of operations of the Company as if the acquisitions of Cahners and Westcott had occurred on January 1, 1995:

                                             Nine Months Ended
                                               September 30,
                                          1995             1996
                                          ----             ----
     Sales                           $   902,614   $ 1,034,532
                                     ===========   ===========

     Net loss                        $  (173,259)  $   (74,794)
                                     ===========   ===========

     Loss per common share           $     (1.78)  $      (.82)
                                     ===========   ===========


 3.  Divestitures
     ------------

Upon the acquisitions of Argus Publishers Corp./Autostar Productions and Argus Inc. ("Argus") in 1995, the Company decided to sell AutoStar Productions, Inc. ("AutoStar") and certain product lines of Argus. The net assets of AutoStar and the Argus product lines were recorded at net realizable value and have been classified as a current asset in net assets held for sale on the accompanying condensed consolidated balance sheet at December 31, 1995. On April 3, 1996, McMullen Argus completed the sale of AutoStar. During June 1996, Intertec completed the sale of certain Argus product lines. In connection with these sales, the Company received aggregate cash proceeds of approximately $5,100. The differences between the proceeds received and the carrying values of the net assets held for sale were treated as adjustments to the excess of purchase price over the net assets acquired related to the retained businesses. The operating results of these businesses since acquisition have been excluded from the accompanying statements of condensed consolidated operations for the nine-month period ended September 30, 1996.

4.   Assets Held for Sale
     --------------------

During September 1996, the Company decided to divest Katharine Gibbs Schools, Inc. ("Gibbs"), a component of the Education segment. K-III achieved its objective of strengthening the operations and realized substantial revenue growth at Gibbs; however, it was determined that the growth opportunities for Gibbs will be better accomplished within an organization that has a fundamental commitment to classroom-based career schools. The Company expects to complete the sale of Gibbs in 1997. The net assets of Gibbs are recorded at their carrying value of $18,605 and have been classified as a current asset in net assets held for sale on the accompanying condensed consolidated balance sheet at September 30, 1996. The operating results of Gibbs are included in the accompanying statements of condensed consolidated operations for the three and nine-month periods ended September 30, 1995 and 1996. Total sales for Gibbs were $5,909 and $18,391 for the three and nine-month periods ending September 30, 1995, respectively and $6,912 and $20,424 for the same periods ending September 30, 1996, respectively.

5.   Offerings
     ---------

8 1/2% SENIOR NOTES DUE 2006

On January 24, 1996, K-III completed a private offering of $300,000 of 8 1/2% Senior Notes. The Senior Notes were issued at 99.578% with related issuance costs of approximately $6,000. On August 21, 1996, the Company exchanged its Senior Notes ("Old Notes") for a new series of $300,000 8 1/2% Senior Notes due 2006 ("New Notes"). The terms of the New Notes are the same as the terms of the Old Notes except that the New Notes have been registered under the Securities Act of 1933. The New Notes mature on February 1, 2006, with no sinking fund. Interest on the New Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The New Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the New Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest. The New Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by each of the domestic restricted subsidiaries.

$10.00 SERIES C EXCHANGEABLE PREFERRED STOCK

On January 24, 1996, K-III completed a private offering of 2,000,000 shares of $10.00 Series C Exchangeable Preferred Stock ("Series C Preferred Stock") at $100 per share. Annual dividends of $10.00 per share on the Series C Preferred Stock are cumulative and payable quarterly, in cash, commencing May 1, 1996. On August 21, 1996, the Company exchanged the Series C Preferred Stock for 2,000,000 shares of $10.00 Series D Exchangeable Preferred Stock ("Series D Preferred Stock"). The terms of the Series D Preferred Stock are the same as the terms of the Series C Preferred Stock except that (i) the Series D Preferred Stock has been registered under the Securities Act of 1933 and (ii) the Series D Preferred Stock is exchangeable into 10% Class D Subordinated Exchange Debentures due 2008, in whole but not in part, at the option of the Company provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. On and after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends.

Net proceeds from these offerings of approximately $486,000 were primarily used to pay down borrowings under the Revolving Credit Agreement.

6.   Inventories
     -----------

Inventories consist of the following:
                                                December 31,     September 30,
                                                    1995              1996
                                                    ----              ----
          Finished goods                          $49,026           $37,431
          Work in process                             969             4,478
          Raw materials                            27,978            23,244
                                                  -------           -------
                                                   77,973            65,153
          Less:  allowance for obsolescence         7,129             8,401
                                                  -------           -------
                                                  $70,844           $56,752
                                                  =======           =======

7.   Long-term debt
     --------------

Long-term debt consists of the following:
                                               December 31,     September 30,
                                                   1995              1996
                                                   ----              ----
      Borrowings under Revolving Credit
         Agreement                               $435,988        $       --
      Borrowings under New Credit Facilities           --           903,115
      BONY Term Loan                              150,000                --
      Chase Term Loan                             150,000                --
      8 1/2% Senior Notes due 2006, net                --           298,790
      10 1/4% Senior Notes due 2004               100,000           100,000
      10 5/8% Senior Notes due 2002               250,000           250,000
                                               ----------        ----------
      Total                                     1,085,988         1,551,905
      Acquisition obligation payable               54,928            56,207
                                               ----------        ----------
                                                1,140,916         1,608,112
          Less:  current portion                    6,000             6,000
                                               ----------        ----------
                                               $1,134,916        $1,602,112
                                               ==========        ==========

On May 31, 1996, the Company replaced its existing credit facilities under the Revolving Credit Agreement, BONY Term Loan and the Chase Term Loan through which the Company could borrow $970,000 in the aggregate with new credit facilities with The Chase Manhattan Bank, The Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facilities"). Under the New Credit Facilities, the Company has commitments of $1,250,000 and can borrow up to $1,500,000 in the aggregate. The Company used approximately $910,000 of the proceeds from the New Credit Facilities to repay the previously existing credit facilities and to pay certain related fees and expenses.

The New Credit Facilities are comprised of a $750,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $250,000 Term Loan ("Term Loan") and an additional $250,000 Revolving Loan Commitment, which is convertible at the Company's option into a term loan ("Revolver/Term Loan"). In addition, the Company has the right to solicit commitments of up to $250,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. If the Company establishes commitments under the Tranche B Facility, the Tranche B Facility may be utilized through the incurrence of Tranche B revolving credit loans. The proceeds of the New Credit Facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions of stock and assets.

The commitments under Tranche A and Tranche B are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche A Loan Commitment are $75,000 in 1999, $150,000 in each of the years 2000 through 2003 and $75,000 in 2004. The mandatory reductions for the Tranche B Facility are based on defined percentages of the total Tranche B Facility. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to equal or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

The principal amount of the Term Loan will be repaid semi-annually on June 30 and December 31 each year, with an initial payment of $25,000 on June 30, 2000, installments of $25,000 on each payment date thereafter through December 31, 2003 and a final payment of $50,000 on June 30, 2004.

The revolving loans outstanding under the Revolver/Term Loan will convert at the Company's option to term loans on May 23, 1997 and will mature on June 30, 2004. If the Company exercises that right, then the term loans will be repaid according to the same schedule as stated for the Term Loan above.

The amounts borrowed (other than swingline loans) pursuant to the New Credit Facilities bear interest at the following rates per annum, at the Company's option: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 0.5% and (b) the prime commercial lending rate announced by the Agent from time to time (the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the New Credit Facilities or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the New Credit Facilities. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the New Credit Facilities.

The Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average unused commitment of Tranche A and Tranche B, certain fees with respect to the issuance of letters of credit and an annual administration fee. The Company has agreed to pay a commitment fee of 1/8 of 1% per annum on the daily average unused commitment of the $250,000 revolving credit under the Revolver/Term Loan.

The covenants in the New Credit Facilities, among other things, limit the ability of the Company to change the nature of its businesses, incur certain indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and make certain restricted payments. The Company is also prohibited from declaring or making dividend payments on the common stock in excess of $25,000 per annum, unless the leverage test is below certain levels. In addition, the New Credit Facilities require that the Company and its restricted subsidiaries, on a consolidated basis, satisfy an interest coverage test, a leverage test and a fixed charge coverage test. All of the Company's subsidiaries are currently restricted subsidiaries.

Borrowings under the New Credit Facilities are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenue, income or equity of the Company.

8. Exchangeable Preferred Stocks
   -----------------------------

Exchangeable Preferred Stocks consist of the following:

                                                 December 31,   September 30,
                                                     1995           1996
                                                     ----           ----
$2.875 Senior Exchangeable Preferred Stock         $ 97,992       $ 98,197
$11.625 Series B Exchangeable Preferred Stock       133,614        146,109
$10.00 Series D Exchangeable Preferred Stock             --        194,069
                                                   --------       --------
                                                   $231,606       $438,375
                                                   ========       ========

$2.875 SENIOR EXCHANGEABLE PREFERRED STOCK

The Company authorized 4,000,000 shares of $.01 par value Senior Preferred Stock, all of which was issued and outstanding at December 31, 1995 and September 30, 1996. The liquidation and redemption value at December 31, 1995 and September 30, 1996 was $100,000.

$11.625 SERIES B EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,365,707 shares and 1,488,273 shares of which were issued and outstanding at December 31, 1995 and September 30, 1996, respectively. The liquidation and redemption value at December 31, 1995 and September 30, 1996 was $136,571 and $148,827, respectively.

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value Series D Preferred Stock, all of which was issued and outstanding at September 30, 1996. The liquidation and redemption value at September 30, 1996 was $200,000.


9.   Loss per Common Share
     ---------------------

Loss per common share for the three and nine-month periods ended September 30, 1995 and 1996 was computed using the weighted average number of common stock shares outstanding during each period. The effect of the assumed exercise of stock options is not included because the effect is antidilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

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




                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)


                                               Nine Months Ended           Three Months Ended
                                                 September 30,                September 30,
                                               1995          1996          1995          1996
                                               ----          ----          ----          ----
Sales, net:
     Education                              $ 246,970     $ 268,277     $  75,715     $  95,983
     Information                              187,069       221,684        69,116        76,992
     Media                                    327,457       505,090       120,773       171,443
                                            ---------     ---------     ---------     ---------

     Total                                  $ 761,496     $ 995,051     $ 265,604     $ 344,418
                                            =========     =========     =========     =========

Operating income (loss):
     Education                              $ (33,058)    $   6,672     $   1,659     $  (3,365)
     Information                              (15,757)       15,154         4,821         8,232
     Media                                     30,247        42,863        10,884        19,342
     Corporate                                (14,130)      (15,905)       (4,234)       (5,690)
                                            ---------     ---------     ---------     ---------

     Total                                    (32,698)       48,784        13,130        18,519

Other income (expense):
     Interest expense                         (78,683)      (90,385)      (27,132)      (33,409)
     Amortization of deferred financing and
         organizational costs                  (2,309)       (2,784)         (815)         (917)
     Write-off of unamortized deferred
         financing costs                           --        (7,572)           --            --
     Other, net                                  (575)        4,684           182         3,912
                                            ---------     ---------     ---------     ---------

Net loss                                    $(114,265)    $ (47,273)    $ (14,635)    $ (11,895)
                                            =========     =========     =========     =========


RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)
----------------------------------------------------------------------

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1995:
-----

Consolidated Results:
---------------------

Consolidated sales increased 30.7% to $995,051 in the 1996 period over 1995 due to internal growth in all three segments as well as the impact of acquisitions. Specifically, the acquisitions of the Cahners Consumer Magazines ("Cahners"), which now form the K-III Family and Leisure Group, Westcott Communications, Inc. ("Westcott") and the trade magazines of Argus Inc. ("Argus") added $138,146 to revenue growth. Consolidated operating income was $48,784 in the 1996 period compared to an operating loss of $32,698 in 1995. This improvement was driven by the increase in sales, the impact of recent acquisitions, and the effect of several one-time, principally non-cash charges, totaling $68,072 in the second quarter of 1995. The increase occurred despite a 16.7% increase in paper prices in the first nine months of 1996 and the effect of the required adoption of a new method of accounting for advertising costs (the "Accounting Change"), which K-III adopted on July 1, 1994. The Accounting Change had a $8,343 net positive impact on operating income in the first six months of 1995 versus 1996, predominantly within the education segment. In the third quarter and for all future quarters, the comparative effects of the adoption of the accounting change will not be material. Interest expense increased by $11,702 or 14.9% in the 1996 period over 1995 because of the increased level of borrowings associated with acquisitions as well as higher interest rates. As a result of the refinancing of the Company's bank debt during the second quarter of 1996, a non-cash charge of $7,572 was recorded representing the write-off of unamortized deferred financing costs related to the previous bank financing. Despite this write-off, the consolidated net loss decreased by $66,992 or 58.6% in the 1996 period over 1995.

Education:
----------

The education segment's sales increased by $21,307 or 8.6% in the 1996 period over 1995. Increases at Krames, Weekly Reader and Films for the Humanities and Sciences and the addition of Westcott offset declines at Newbridge. The restructuring at Newbridge is stabilizing the operation as anticipated. Newbridge is experiencing improved back-end performance in terms of lower return rates, lower member attrition, and higher acceptance rate per announcement. The education segment's operating profit increased to $6,672 in the 1996 period as compared to an operating loss of $33,058 in the 1995 period. This improvement is primarily due to the one-time charges in the second quarter of 1995 for a provision for loss associated with the sale of Newfield and a restructuring charge at Newbridge. Offsetting those charges, the Accounting Change had a $8,541 net positive impact on operating profit in the first six months of 1995 versus 1996.

Information:
------------

The information segment's sales increased by $34,615 or 18.5% in the 1996 period over 1995 primarily because of double-digit growth at the Apartment Guides and Nelson as well as the impact of recent acquisitions. The information segment's operating profit increased to $15,154 in the 1996 period as compared to an operating loss of $15,757 in 1995 due to the increase in sales and a decrease in amortization expense. Goodwill and intangible asset amortization expense decreased by $17,870 in the 1996 period over 1995 as a result of an adjustment to the carrying values of K-III Reference's goodwill and other intangible assets totaling $17,958 in the second quarter of 1995.

Media:
------

The media segment's sales increased by $177,633 or 54.3% in the 1996 period over 1995 due to the growth of existing properties and the impact of the Cahners and Argus acquisitions. Organic revenue growth was driven by the consumer magazines, led principally by SEVENTEEN, SOAP OPERA DIGEST, NEW YORK and the enthusiast magazines, led by the crafts area. Operating profit increased by $12,616 or 41.7% in the 1996 period over 1995. This increase was the result of the increase in sales and the impact of the Cahners and Argus acquisitions, partially offset by a 22.9% increase in average paper prices for magazine operations in the nine-month period ending September 30, 1996.

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)
----------------------------------------------------------------------

Three Months Ended September 30, 1996 Compared to Three Months Ended  September
-------------------------------------------------------------------------------
30, 1995:
---------

Consolidated Results:
---------------------

Consolidated sales increased by 29.7% to $344,418 in the third quarter of 1996 over 1995. The sales increase resulted from strong performances in all three segments, as well as from the impact of recent acquisitions, in particular
Westcott, Cahners, and Argus which added $52,857 to the sales growth in the third quarter of 1996. Consolidated operating profit increased to $18,519 in the third quarter of 1996 as compared to operating profit of $13,130 in the same period in 1995. This improvement was due to the increases in sales and the favorable impact of recent acquisitions. Average paper prices were 2.5% higher in the 1996 quarter versus 1995. Interest expense increased by $6,277 or 23.1% in the third quarter 1996 over 1995 primarily due to the increased level of borrowings associated with acquisitions as well as higher interest rates. The consolidated net loss was $11,895 in the third quarter of 1996 versus $14,635 in 1995.

Education:
----------

The education segment's sales increased by $20,268 or 26.8% in the third quarter of 1996 versus 1995. The increase in sales reflected gains at Weekly Reader, Krames and Channel One, along with the addition of Westcott which the Company acquired at the end of May. These gains offset the decline at Newbridge which resulted from the restructuring plan discussed above. Channel One experienced an increase in revenues, but an increase in operating loss for the quarter due to startup investments relating to the College Channel and other product developments. The College Channel was launched this fall with its first phase consisting of educational programming on college preparation and selection. The second phase, an SAT preparation course produced in partnership with Princeton Review, will begin in Spring 1997. In addition, this fall, Channel One's
30-minute weekly news program for teens called, "One Zone", was launched, appearing initially on the PBS station WNET in the New York metropolitan area. The education segment had an operating loss of $3,365 in the third quarter versus a profit of $1,659 in 1995.

Information:
------------

The information segment's sales increased by $7,876 or 11.4% in the third quarter of 1996 over 1995. The increase in revenues was driven by a 26% increase at the Apartment Guides and a 31% increase at Nelson. Daily Racing Form reported an increase in revenues due to the stabilization of its operating results and the addition of Pro Football Weekly, which was acquired in July 1996. The operating profit for the information segment increased to $8,232 compared to an operating profit of $4,821 in the 1995 period.

Media:
------

The media segment's sales increased by $50,670 or 42% in the third quarter of 1996 versus 1995 primarily due to the acquisition of new titles, particularly in the Cahners and Argus acquisitions, and strong organic growth in all three areas of consumer, trade and technical, and special interest magazines. Organic sales growth was driven by an 11.4% increase in advertising revenues at the consumer magazines, led principally by SOAP OPERA DIGEST, SEVENTEEN, NEW YORK and CHICAGO. The media segment's operating profit increased to $19,342 in the third quarter 1996 from $10,884 in the 1995 period due to the impact of acquisitions and the effect of the organic growth in revenues, partially offset by a 4.6% increase in paper prices in 1996.


Liquidity and Capital Resources
-------------------------------

Consolidated working capital (deficiency) including current maturities of long-term debt was $(4,619) at September 30, 1996 compared to $(56,560) at
December 31, 1995. Consolidated working capital reflects the expensing of editorial and product development costs when incurred and the recording of unearned  subscription  income as a  current  liability.  Advertising  costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

Earnings before interest, taxes, depreciation, amortization and provision for one-time charges, or EBITDA, is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.


                                           Nine Months Ended            Three Months Ended
                                             September 30,                 September 30,
                                          1995           1996           1995           1996
                                          ----           ----           ----           ----
EBITDA:
     Education                       $   56,495     $   54,484     $   13,569     $   18,191
     Information                         43,866         54,314         17,272         19,656
     Media                               61,862         95,266         24,175         33,871
     Corporate                          (13,596)       (15,336)        (4,065)        (5,485)
                                     ----------     ----------     ----------     ----------
     Total                           $  148,627     $  188,728     $   50,951     $   66,233
                                     ==========     ==========     ==========     ==========

Net Cash Provided by (Used in)
       Operating Activities:

     Education                       $   12,059     $   36,922     $   13,427     $   28,227
     Information                         40,897         46,550         13,646         14,223
     Media                               38,327         69,102         16,123         38,024
     Corporate                          (75,549)       (88,738)       (21,100)       (27,753)
                                     ----------     ----------     ----------     ----------
     Total                           $   15,734     $   63,836     $   22,096     $   52,721
                                     ==========     ==========     ==========     ==========

Net Cash Provided by (Used in)
      Investing Activities:

     Education                       $   10,753     $ (435,255)    $   15,880     $  (11,768)
     Information                        (82,096)       (46,727)        (5,427)       (11,642)
     Media                             (147,560)      (200,479)          (349)        (6,451)
     Corporate                           (2,004)          (877)          (365)          (425)
                                     ----------     ----------     ----------     ----------
     Total                           $ (220,907)    $ (683,338)    $    9,739     $  (30,286)
                                     ==========     ==========     ==========     ==========

Net Cash Provided by (Used in)
       Financing Activities:

     Education                       $     (640)    $   (1,887)    $     (128)    $     (281)
     Information                         (1,291)        (2,608)            18             68
     Media                               (3,515)        (5,603)            (3)           (77)
     Corporate                          234,975        634,878         (9,959)        (7,337)
                                     ----------     ----------     ----------     ----------
     Total                           $  229,529     $  624,780     $  (10,072)    $   (7,627)
                                     ==========     ==========     ==========     ==========

Excess (Deficiency) of Earnings
       to Fixed Charges:

     Education                       $  (34,510)    $    3,554     $    1,555     $   (3,451)
     Information                        (21,219)         9,874          2,860          8,524
     Media                               27,737         41,576         10,103         21,755
     Corporate                          (86,273)      (102,277)       (29,153)       (38,723)
                                     ----------     ----------     ----------     ----------
     Total                           $ (114,265)    $  (47,273)    $  (14,635)    $  (11,895)
                                     ==========     ==========     ==========     ==========

Excess (Deficiency) of Earnings
   to Fixed Charges and Preferred
   Stock Dividends:

     Education                       $  (34,510)    $    3,554     $    1,555     $   (3,451)
     Information                        (21,219)         9,874          2,860          8,524
     Media                               27,737         41,576         10,103         21,755
     Corporate                         (108,519)      (133,603)       (36,904)       (50,801)
                                     ----------     ----------     ----------     ---------
     Total                           $ (136,511)    $  (78,599)    $  (22,386)    $  (23,973)
                                     ==========     ==========     ==========     ==========


Consolidated EBITDA increased by $40,101 in the nine months ended September 30, 1996 over 1995 mainly as a result of growth from existing operations, new product additions and acquisitions of businesses. The net cash provided by operating activities during the nine months ended September 30, 1996, after interest payments of $73,420, was $63,836. Net cash provided by operating activities increased by $48,102 during the nine months ended September 30, 1996 over 1995 due primarily to the EBITDA growth. Capital expenditures increased by $729 to $18,669 as compared to the 1995 period. Payments for Cahners Consumer Magazines, Westcott Communications, Inc. and other acquisitions (including certain immaterial purchase price adjustments relating to previous acquisitions) totaled $671,023. Net cash used in investing activities increased as a result of an increase in acquisition activity in the 1996 period as compared to the 1995 period.

Consolidated EBITDA increased by $15,282 in the three months ended September 30, 1996 over 1995 mainly as a result of growth from existing operations, new product additions and acquisitions of businesses. The net cash provided by operating activities during the three months ended September 30, 1996, after interest payments of $28,723, was $52,721. Net cash provided by operating activities increased by $30,625 during the three months ended September 30, 1996 over 1995 due primarily to the EBITDA growth. Capital expenditures were $8,511 during the three months ended September 30, 1996 which was an increase of $2,563 from the 1995 period. Payments of $21,587 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the three months ended September 30, 1996 for other acquisitions.

The Company's earnings (defined as pretax income or loss from continuing operations) are inadequate to cover fixed charges and fixed charges plus preferred stock dividends by $114,265 and $136,511 and $47,273 and $78,599 for the nine-month periods ended September 30, 1995 and 1996, respectively, and $14,635 and $22,386 and $11,895 and $23,973 for the three-month periods ended September 30, 1995 and 1996, respectively. Fixed charges consist of interest expense on long-term debt and other non-current obligations (including current maturities on long-term debt), amortization of deferred financing costs, write-off of deferred financing costs and that portion of operating rental expense that represents interest. Such earnings have been reduced by non-cash charges (including depreciation, amortization and non-cash dividends) of approximately $200,154 and $163,188 for the nine-month periods ended September 30, 1995 and 1996, respectively, and $45,503 and $53,353 for the three-month periods ended September 30, 1995 and 1996, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges and fixed charges plus preferred stock dividends by approximately $72,268 and $63,643 and $103,658 and $84,589 for the nine-month periods ended September 30, 1995 and 1996, respectively, and $25,992 and $23,117 and $37,255 and $29,380 for the
three-month periods ended September 30, 1995 and 1996, respectively.

Financing Arrangements
----------------------

OFFERINGS

On January 24, 1996, K-III completed a private offering of $300,000 of 8 1/2% Senior Notes. The Senior Notes were issued at 99.578% with related issuance costs of approximately $6,000. On August 21, 1996, the Company exchanged its Senior Notes ("Old Notes") for a new series of $300,000 8 1/2% Senior Notes due 2006 ("New Notes"). The terms of the New Notes are the same as the terms of the Old Notes except that the New Notes have been registered under the Securities Act of 1933. The New Notes mature on February 1, 2006, with no sinking fund. Interest on the New Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The New Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the New Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest. The New Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by each of the domestic restricted subsidiaries.

On January 24, 1996, K-III completed a private offering of 2,000,000 shares of $10.00 Series C Exchangeable Preferred Stock ("Series C Preferred Stock") at $100 per share. Annual dividends of $10.00 per share on the Series C Preferred Stock are cumulative and payable quarterly, in cash, commencing May 1, 1996. On August 21, 1996, the Company exchanged the Series C Preferred Stock for 2,000,000 shares of $10.00 Series D Exchangeable Preferred Stock ("Series D Preferred Stock"). The terms of the Series D Preferred Stock are the same as the terms of the Series C Preferred Stock except that (i) the Series D Preferred Stock has been registered under the Securities Act of 1933 and (ii) the Series D Preferred Stock is exchangeable into 10% Class D Subordinated Exchange Debentures due 2008, in whole but not in part, at the option of the Company provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. On and after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends.

The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends.

Net proceeds from these offerings of approximately $486,000 were primarily used to pay down borrowings under the Revolving Credit Agreement.


NEW CREDIT FACILITIES

On May 31, 1996, the Company replaced its existing credit facilities under the Revolving Credit Agreement, BONY Term Loan and the Chase Term Loan through which the Company could borrow $970,000 in the aggregate with new credit facilities with The Chase Manhattan Bank, The Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facilities"). Under the New Credit Facilities, the Company has commitments of $1,250,000 and can borrow up to $1,500,000 in the aggregate. The Company used approximately $910,000 of the proceeds from the New Credit Facilities to repay the previously existing credit facilities and to pay certain related fees and expenses.

The New Credit Facilities are comprised of a $750,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $250,000 Term Loan ("Term Loan") and an additional $250,000 Revolving Loan Commitment, which is convertible at the Company's option into a term loan ("Revolver/Term Loan"). In addition, the Company has the right to solicit commitments of up to $250,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. If the Company establishes commitments under the Tranche B Facility, the Tranche B Facility may be utilized through the incurrence of Tranche B revolving credit loans. The proceeds of the New Credit Facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions of stock and assets.

The amounts borrowed (other than swingline loans) pursuant to the New Credit Facilities bear interest at the following rates per annum, at the Company's option: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 0.5% and (b) the prime commercial lending rate announced by the Agent from time to time (the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the New Credit Facilities or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the New Credit Facilities. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the New Credit Facilities.

The Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average unused commitment of Tranche A and Tranche B, certain fees with respect to the issuance of letters of credit and an annual administration fee. The Company has agreed to pay a commitment fee of 1/8 of 1% per annum on the daily average unused commitment of the $250,000 revolving credit under the Revolver/Term Loan.

At September 30, 1996, $896,000 of bank loans, $7,106 of Canadian dollar loans and $5,092 of letters of credit were outstanding under the New Credit Facilities. Also, at September 30, 1996, K-III had outstanding $250,000 of 10 5/8% Senior Notes due 2002 (the "10 5/8% Senior Notes"), $100,000 of 10 1/4%
Senior Notes due 2004 (the "10 1/4% Senior Notes"), $300,000 of 8 1/2% Senior Notes due 2006 (the "8 1/2% Senior Notes"), 4,000,000 shares of $2.875 Senior Exchangeable Preferred Stock, liquidation preference $25.00 per share ("Senior Preferred Stock"), 1,488,273 shares of $11.625 Series B Exchangeable Preferred Stock, liquidation preference $100.00 per share ("Series B Preferred Stock") and 2,000,000 shares of $10.00 Series D Exchangeable Preferred Stock, liquidation preference $100.00 per share ("Series D Preferred Stock"). The Senior Preferred Stock is exchangeable, at K-III's option, for the 11 1/2% Subordinated Debentures due 2004, and the Series B Preferred Stock is exchangeable, at K-III's option, for the 11 5/8% Class B Subordinated Exchange Debentures due 2005 (the "Subordinated Debentures"). The Series D Preferred Stock is exchangeable, at K-III's option, for the 10% Class D Subordinated Debentures due 2008. Before May 1, 1998, dividends or interest, as the case may be, on the Series B Preferred Stock or the Subordinated Debentures, may be paid in cash or by issuing additional shares of the Series B Preferred Stock or additional Subordinated Debentures, as the case may be. On or after May 1, 1998, such dividends or interest must be paid in cash. Dividends on the Senior Preferred Stock and the Series D Preferred Stock are paid quarterly in cash.

The above indebtedness, among other things, limit the ability of the Company to change the nature of its businesses, incur certain indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and make certain restricted payments. The Company is also subject to certain provisions before making dividend payments. In addition, the Company and its restricted subsidiaries, on a consolidated basis, must satisfy an interest coverage test, a leverage test and a fixed charge coverage test. All of the Company's subsidiaries are currently restricted subsidiaries. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. Each such guarantee is enforceable to the fullest extent permitted by law, limited only to the extent necessary for such guarantee to not constitute a fraudulent conveyance.

The commitments under Tranche A and Tranche B are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche A Loan Commitment are $75,000 in 1999, $150,000 in each of the years 2000 through 2003 and $75,000 in 2004. The mandatory reductions for the Tranche B Facility are based on defined percentages of the total Tranche B Facility. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to equal or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

The principal amount of the Term Loan will be repaid semi-annually on June 30 and December 31 each year, with an initial payment of $25,000 on June 30, 2000, installments of $25,000 on each payment date thereafter through December 31, 2003 and a final payment of $50,000 on June 30, 2004.

The revolving loans outstanding under the Revolver/Term Loan will convert at the Company's option to term loans on May 23, 1997 and will mature on June 30, 2004. If the Company exercises that right, then the term loans will be repaid according to the same schedule as stated for the Term Loan above.

Principal payments on the 10 5/8% Senior Notes are scheduled to be $125,000 in May 2001 and $125,000 in May 2002. The 10 1/4% Senior Notes mature in June 2004 and the 8 1/2% Senior Notes mature in February 2006. In addition, interest payments of $6,000 relating to an acquisition obligation are scheduled to be made in semi-annual installments of $3,000 on June 30 and December 31 each year through 1997. The remaining principal and interest amounts of $63,500 will be repaid from June 1998 through June 2001. K-III believes its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

Impact of Inflation
-------------------

The impact of inflation was immaterial during 1995 and 1996, with the exception of paper prices which began to rise around mid-year 1994 and continued to rise more dramatically in 1995, and postal costs. Overall, paper prices increased approximately 24% in 1995. In 1995, paper costs represented approximately 9% of the Company's total operating costs and expenses. The Company believes it will be able to meet its paper requirements in the future. Due to recent softening in certain segments of the paper market, paper price increases of the magnitude experienced in 1995 seem unlikely in the foreseeable future. In early 1995, a postal rate increase of approximately 13% went into effect, the second such increase since 1991. In 1995, postal costs represented approximately 7% of total operating costs and expenses. In an attempt to contain postage costs, the Company takes advantage of various postal discounts. The Company continually addresses postal cost increases by taking advantage of sortation and classification efficiencies and by passing costs onto the customer wherever possible. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these cost increases.

Item 6.  EXHIBITS

     (11)  Statement Regarding Computation of Per Share Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       K-III Communications Corporation
                                       --------------------------------
                                                (Registrant)





Date: November 14,1996                 /s/ William F. Reilly
      ----------------                 --------------------------------
                                       (Signature)
                                       Chairman and Chief Executive Officer






Date: November 14, 1996                /s/ Curtis A. Thompson
      -----------------                --------------------------------
                                       (Signature)
                                        Vice President, Controller and Chief
                                        Accounting Officer