Form 10-K405
period 1996-12-31
K III COMMUNICATIONS CORP; EXCELLENCE IN TRAINING CORP; INDUSTRIAL TRAINING SYSTEMS CORP; BACONS INFORMATION INC; K III PRIME CORP; INTERTEC PUBLISHING CORP; NEWBRIDGE COMMUNICATIONS INC; R E R PUBLISHING CORP; INTERMODAL PUBLISHING COMPANY LTD; WEEKLY READER CORP
filed 1997-03-28
CIK 884382, 767247, 801309, 871784, 884397, 884398, 884399, 884401, 884402, 884403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K
                                  ------------

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE ON
                      TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------------------------------------------------  -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE.........................  NEW YORK STOCK EXCHANGE
SENIOR EXCHANGEABLE PREFERRED STOCK, PAR VALUE $.01 PER
  SHARE........................................................  NEW YORK STOCK EXCHANGE

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__  No____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                  [X]

    The aggregate market value of the voting stock of K-III Communications Corporation ("K-III") which is held by non-affiliates of K-III at March 17, 1997 was approximately $232 million.

    As of March 17, 1997, 129,150,691 shares of K-III's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
K-III's notice of annual meeting and proxy statement for its 1997 annual meeting of shareholders into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                        EXACT NAME OF                          JURISDICTION OF       INDUSTRIAL         EMPLOYER
                   REGISTRANT AS SPECIFIED                     INCORPORATION OR    CLASSIFICATION     IDENTIFICATION
                       IN ITS CHARTER                            ORGANIZATION        CODE NUMBER         NUMBER
              ---------------------------------                ----------------  -------------------  -------------
Argus Publishers Corporation.................................  California                  2721       95-2219151
American Heat Video Productions, Inc.........................  Missouri                    7389       43-1418177
ASTN, Inc....................................................  Delaware                    7389       75-2590386
A WEP Company................................................  California                  2721       95-4129732
Bacon's Information, Inc.....................................  Delaware                    7389       36-4011543
Bankers Consulting Company...................................  Missouri                    7389       43-1771756
Channel One Communications Corp..............................  Delaware                    4833       13-3783278
DRF Finance, Inc. ...........................................  Delaware                    2721       13-3616341
Daily Racing Form, Inc. .....................................  Delaware                    2721       13-3616342
Data Book, Inc...............................................  Georgia                     2741       58-1482678
The Electronics Source Book, Inc. ...........................  Delaware                    2741       36-0645610
Excellence in Training Corporation...........................  Delaware                    7389       75-2532442
Funk & Wagnalls Yearbook Corp. ..............................  Delaware                    2731       13-3603787
Gareth Stevens, Inc..........................................  Wisconsin                   2731       39-1462742
Haas Publishing Companies, Inc. .............................  Delaware                    2741       58-1858150
Intermodal Publishing Company, Ltd. .........................  New York                    2721       13-2633752
IDTN Leasing Corporation.....................................  Delaware                    7389       13-3414420
Industrial Training Systems Corporation......................  New Jersey                  7389       22-2070040
Intertec Market Reports, Inc. ...............................  Delaware                    2721       36-1534790
Intertec Presentations, Inc. ................................  Colorado                    2721       84-0840004
Intertec Publishing Corporation..............................  Delaware                    2721       48-1071277
K-III Directory Corporation..................................  Delaware                    2721       13-3555670
K-III Holdings Corporation III...............................  Delaware                    6719       13-3617238
K-III HPC, Inc. .............................................  Delaware                    6719       58-2105885
K-III KG Corp.--Massachussetts...............................  Massachussetts              8222       04-3218659
K-III Magazine Corporation...................................  Delaware                    2721       13-3616344
K-III Magazine Finance Corporation...........................  Delaware                    2721       13-3616343
K-III Prime Corporation......................................  Delaware                    6719       13-3631019
K-III Reference Corporation..................................  Delaware                    2731       13-3603781
The Katharine Gibbs Corporation--Melville....................  New York                    8222       11-3193464
The Katharine Gibbs Corporation--New York....................  New York                    8222       13-3751139
The Katharine Gibbs Schools, Inc. ...........................  Delaware                    6719       13-3755180
The Katharine Gibbs School of Montclair, Inc.................  New Jersey                  8222       22-3275485
The Katharine Gibbs School of Norwalk, Inc...................  Connecticut                 8222       06-1388463
The Katharine Gibbs School of Piscataway, Inc. ..............  New Jersey                  8222       22-3275484
The Katharine Gibbs School of Providence, Inc. ..............  Rhode Island                8222       05-0475713
Krames Communications Incorporated...........................  Delaware                    2731       94-3151780
Law Enforcement Television Network, Inc......................  Delaware                    7389       13-3935034
Law Enforcement Television Network, Inc......................  Texas                       7389       75-2257839
Lifetime Learning Systems, Inc. .............................  Delaware                    2741       13-3783276
Lockert Jackson & Associates, Inc............................  Washington                  7389       91-1395126
MH West, Inc. ...............................................  California                  2721       95-4190756
McMullen Argus Publishing, Inc. .............................  California                  2721       95-2663753
Musical America Publishing, Inc. ............................  Delaware                    2721       13-2782528
Nelson Information, Inc. ....................................  Delaware                    2741       13-3740812
Newbridge Communications, Inc. ..............................  Delaware                    5961       13-1932571
PJS Publications, Inc. ......................................  Delaware                    2721       52-1654079
Paramount Publishing, Inc. ..................................  California                  2741       33-0087025
R.E.R. Publishing Corporation................................  New York                    2721       13-3090623
Stagebill, Inc. .............................................  Delaware                    2721       36-2693071
Straight Down, Inc...........................................  California                  2721       95-3824415
Symbol of Excellence Publishers, Inc. .......................  Alabama                     2721       63-0845698
Tel-A-Train, Inc.............................................  Delaware                    7389       75-2532446
TI-IN Acquisition Corporation................................  Texas                       7389       75-2478738
Tunnell Publications, Inc. ..................................  Texas                       2721       74-0955120
Weekly Reader Corporation....................................  Delaware                    2721       13-3603780

                                                                STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                        EXACT NAME OF                          JURISDICTION OF       INDUSTRIAL         EMPLOYER
                   REGISTRANT AS SPECIFIED                     INCORPORATION OR    CLASSIFICATION     IDENTIFICATION
                       IN ITS CHARTER                            ORGANIZATION        CODE NUMBER         NUMBER
              ---------------------------------                ----------------  -------------------  -------------
Westcott Communications, Inc. ...............................  Texas                       7389       75-2110878
Westcott Communications Michigan, Inc........................  Michigan                    7389       38-2955660
Westcott ECI, Inc............................................  Texas                       7389       75-2475419
Western Empire Publications, Inc.............................  Delaware                    2721       95-3363328

    The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

    The financial statements of the guarantor subsidiaries are omitted because K-III believes the separate financial statements would not be material to the shareholders and potential investors. The total assets, revenues, income or equity of non-guarantor subsidiaries, both individually and on a combined basis are inconsequential in relation to the total assets, revenues, income or equity of K-III. All of the equity securities of each of the additional registrants set forth in the table above are owned, either directly or indirectly, by K-III, and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of K-III or any of the additional registrants.

                        K-III COMMUNICATIONS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1996

                           CROSS REFERENCE SHEET FOR
                            PARTS I, II, III AND IV

                                                                                                                PAGE
                                                                                                                -----
     PART I
    Item 1.
             Business......................................................................................           1
    Item 2.
             Properties....................................................................................           9
    Item 3.
             Legal Proceedings.............................................................................           9
    Item 4.
             Submission of Matters to a Vote of Security Holders...........................................           9

    PART II
    Item 5.
             Market for Registrant's Common Equity and Related Stockholder Matters.........................          10
    Item 6.
             Selected Financial Data.......................................................................          11
    Item 7.
             Management's Discussion and Analysis of Financial Condition and Results of Operations.........          13
    Item 8.
             Financial Statements and Supplementary Data...................................................          23
    Item 9.
             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          57

PART III-- Omitted, except Item 10 as to Executive Officers is included as part of Part I
            Item 1.........................................................................................          57

PART IV
   Item 14.
             Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          57

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    K-III COMMUNICATIONS CORPORATION (WHICH TOGETHER WITH ITS SUBSIDIARIES (AND ITS PREDECESSORS) IS HEREIN REFERRED TO AS EITHER "K-III" OR THE "COMPANY" UNLESS THE CONTEXT IMPLIES OTHERWISE) IS THE AUTHORITATIVE SOURCE FOR SPECIALIZED INFORMATION TARGETED TO SPECIFIC HIGH GROWTH SEGMENTS IN THE EDUCATION, BUSINESS AND SPECIAL INTEREST CONSUMER MARKETS. Most of K-III's products are premier brands with leadership positions in the specialty niche markets in which such products compete: education (E.G., CHANNEL ONE NEWS, WEEKLY READER and WESTCOTT); information (E.G., APARTMENT GUIDE, WARD'S, THE WORLD ALMANAC and BACON'S); and specialty media (E.G., SEVENTEEN, AMERICAN BABY, SOAP OPERA DIGEST, TRUCKIN' and SEW NEWS). The specialty media segment has in prior years been referred to as the media segment, but the Company believes the term specialty media is more descriptive of the underlying business; the same underlying business previously described as part of the media segment.

    The Company has achieved substantial growth through the development of its franchises, combined with its operating expertise and a successful acquisition strategy. From 1991 through 1996, net sales have grown at a compound annual rate of 19% to $1,374 million. Operating income in 1996 was $86 million compared to a net operating loss of $37 million in 1991 (after deductions for amortization and depreciation of $191 million in 1996 and $142 million in 1991).

    THE COMPANY PLANS TO FOCUS ON THE AREAS OF ITS BUSINESS THAT HAVE THE GREATEST POTENTIAL FOR STRONG ORGANIC GROWTH AND GROWTH THROUGH PRODUCT LINE ACQUISITIONS. Those areas by segment are: education-- classroom learning and workplace learning; information--consumer directories and business directories; and specialty media--specialty consumer and technical and trade magazines. As part of that strategy, K-III, intends to divest certain businesses that do not fit within the Company's growth vehicles. See
"--Non-Core Businesses Being Sold."

EDUCATION

    THE COMPANY IS A LEADING PROVIDER OF SUPPLEMENTAL EDUCATIONAL MATERIALS AND PROGRAMMING IN THE UNITED STATES, TARGETING BOTH CLASSROOM AND WORKPLACE LEARNING. K-III's best-known brands in classroom learning include CHANNEL ONE and WEEKLY READER, and in workplace learning, WESTCOTT. Classroom learning takes advantage of the growth in spending on supplementary educational materials, up 44% from 1991 to 1995, and the projected increases in elementary and secondary school enrollments over the next decade (in particular, high school enrollments are expected to rise 17% between 1995 and 2005). Workplace learning focuses on the $60 billion training market of which the outsourced segment is the fastest growing portion, rising 49% between 1991 and 1996.

CLASSROOM LEARNING

    THE COMPANY OPERATES CHANNEL ONE, WEEKLY READER, FILMS FOR THE HUMANITIES AND SCIENCES ("FILMS") AND NEWBRIDGE EDUCATIONAL PUBLISHING.

    CHANNEL ONE'S NEWS PROGRAM, CHANNEL ONE NEWS, IS THE ONLY DAILY NEWS PROGRAM TARGETED TO SECONDARY SCHOOL STUDENTS. CHANNEL ONE NEWS broadcasts every school day via satellite to over eight million students in approximately 12,000 secondary schools in the United States. Established in 1990, CHANNEL ONE pioneered the delivery of world events and educational programming into classrooms via satellite. Its award-winning daily news broadcast reaches more students than any other electronically delivered educational product. CHANNEL ONE NEWS has more teen viewers than the news programs of ABC, CBS, NBC and CNN combined.

    SCHOOLS SIGN UP FOR CHANNEL ONE NEWS UNDER A THREE-YEAR CONTRACT PURSUANT TO WHICH THEY AGREE TO SHOW CHANNEL ONE NEWS, IN ITS ENTIRETY, AT LEAST 90% OF ALL SCHOOL DAYS. CHANNEL ONE provides to schools a turnkey system of video cassette recorders and networked televisions. These products and services are provided to schools at no charge; sales are generated by two minutes of advertising shown during the 12-minute daily newscast. All school contracts have come up for renewal and approximately 99% have been renewed.

    CHANNEL ONE NEWS IS PRODUCED AT THE HACIENDA, CHANNEL ONE'S LOS ANGELES STUDIO, USING STAFF ANCHORS AND CORRESPONDENTS WHO REPORT FROM U.S. AND INTERNATIONAL LOCATIONS. CHANNEL ONE has a library of over 1,250 broadcasts including approximately 175 single subject series, 45 of which have been released as educational videos under the Hacienda
Productions-Registered Trademark- trademark.

    CHANNEL ONE NEWS HAS NO DIRECT COMPETITION IN THE SCHOOLS BUT DOES COMPETE FOR ADVERTISING DOLLARS WITH OTHER MEDIA AIMED AT TEENAGERS. The Company's primary competitive advantage is its total audience of over eight million teenagers each school day. For 1996, approximately 65% of CHANNEL ONE'S advertising net sales were from contracts having terms of three or more years. The top five advertisers in 1996 by dollars were PepsiCo, M&M Mars, Nintendo, Quaker Oats and Reebok, which together accounted for approximately 62% of advertising net sales, and all of which are under contract through 1997 or 1998.

    IN ADDITION, CHANNEL ONE'S THE CLASSROOM CHANNEL OFFERS A RANGE OF INSTRUCTIONAL PROGRAMMING TO ENHANCE THE SCHOOLS' CURRICULUM. THE CLASSROOM CHANNEL offers an average of 90 minutes of daily programming at no charge to schools.

    WEEKLY READER IS THE BEST-KNOWN AND HIGHEST-CIRCULATION STUDENT NEWSPAPER IN THE UNITED STATES, WITH OVER 6.8 MILLION SUBSCRIPTIONS FOR ELEMENTARY SCHOOL STUDENTS ALONE. WEEKLY READER and its related products are sold in approximately 70% of all elementary schools and 59% of all secondary schools, and for the 1995-1996 school year had a 57% share of the elementary school market and a 41% share of the secondary school market.

    EIGHT SEPARATE EDITIONS OF WEEKLY READER, EACH CONSISTING OF 26 ISSUES PER YEAR, ARE DISTRIBUTED TO ELEMENTARY SCHOOL STUDENTS. Each edition is written and designed for a particular reading and comprehension level in order to bring current world news to children at a level commensurate with their comprehension abilities. A teacher's guide with background information, discussion topics and follow-up questions is included with each edition. Other titles produced and distributed by WEEKLY READER include READ, CURRENT EVENTS, CURRENT SCIENCE and CURRENT HEALTH. Editorial materials for these publications are generated by in-house writers and freelance authors. The Company's largest competitor in these markets is Scholastic Corporation. WEEKLY READER generally competes on the basis of editorial quality, content and price.

    FILMS IS THE EXCLUSIVE DISTRIBUTOR OF APPROXIMATELY 6,500 EDUCATIONAL VIDEOS AS WELL AS VIDEODISCS, CD-ROMS AND RELATED PRODUCTS THAT ARE SOLD PRIMARILY BY DIRECT MAIL TO TEACHERS, INSTRUCTORS AND LIBRARIANS SERVING GRADES K TO 12 AND COLLEGE MARKETS. FILMS is the largest distributor of such products to colleges and high schools and competes on the basis of quality and breadth of the subject matter it markets.

    THROUGH NEWBRIDGE EDUCATIONAL PUBLISHING, THE COMPANY DEVELOPS AND MARKETS SUPPLEMENTARY EDUCATIONAL PROGRAMS WHICH ARE MARKETED TO TEACHERS FOR USE IN GRADES PRE-K TO 6. Many of these materials are sold under the "Macmillan" name. Most of the programs are marketed on a continuity basis; at December 31, 1996, there were approximately 132,000 subscribers to these continuity programs. The Company is the largest provider of continuities sold for use in schools and competes in this market primarily with Scholastic Corporation.

WORKPLACE LEARNING

    WESTCOTT COMMUNICATIONS, INC., ACQUIRED BY THE COMPANY IN JUNE 1996, IS A LEADING PROVIDER OF HIGH QUALITY WORKPLACE EDUCATIONAL PROGRAMMING. WESTCOTT has approximately 20,000 corporate and institutional subscribers and provides workplace learning to approximately 2.5 million professionals in the healthcare, automotive, financial services, government, public service and corporate fields. The Company's production capabilities enable it to design, produce and deliver content targeted to over 24 different disciplines, via satellite and video cassette.

    THE COMPANY'S LEADING NETWORKS INCLUDE THE EXECUTIVE EDUCATION NETWORK ("EXEN") AND THE INTERACTIVE MEDICAL NETWORKS ("IMN"). EXEN delivers executive education courses taught by professors from leading business schools including Harvard University, the University of Texas and the University of Southern California to corporate and professional clients nationwide. Participants in EXEN interact on a real-time basis using one-way video, two-way audio and data response keypads. IMN offers a variety of live programming, telecourses and other video products, including graduate degree courses, in-service training and accredited continuing education programming, designed to reach multiple target audiences within the hospital setting. In addition, the Company's Interactive Distance Training Network provides customized interactive programming for corporate, professional and government clients, including Intel, EDS and Eli Lilly.

    WESTCOTT DOES NOT HAVE ANY MULTI-INDUSTRY COMPETITORS IN THE WORKPLACE LEARNING MARKET. The Company competes with a number of businesses and governmental agencies that provide videotaped training material, consulting services and instruction at seminars, trade shows and conventions, or certain television programming.

    DURING 1996, THE EDUCATION SEGMENT ALSO INCLUDED KRAMES COMMUNICATIONS, THE KATHARINE GIBBS SCHOOLS AND NEWBRIDGE BOOK CLUBS. See "--General" and "--Non-Core Businesses Being Sold."

INFORMATION

    THE COMPANY PRODUCES OVER 140 HIGHLY TARGETED CONSUMER AND BUSINESS DIRECTORIES, MOST OF WHICH HOLD DOMINANT POSITIONS IN THEIR NICHE MARKETS. The Company's premier consumer directories include APARTMENT GUIDE, THE WORLD ALMANAC and such specialty reference products as FACTS ON FILE NEWS SERVICE which is used by public and institutional libraries. Its leading business directories include BACON'S for public relations professionals and NELSON'S for financial professionals.

    Consumer directories take advantage of the trend toward more targeted advertising. From 1990 to 1995, organic advertising revenue growth at K-III's consumer guides has more than tripled growth of newspaper classified advertising, the medium with which they most directly compete. Business directories capitalize on the growth in business spending on information which has increased 8% on a compound annual basis, or 123% from $10.2 billion to $22.7 billion, between 1985 and 1995.

CONSUMER DIRECTORIES

    THE COMPANY PUBLISHES OVER 70 CONSUMER DIRECTORIES AND SPECIALIZED REFERENCE PRODUCTS. These products are distributed nationally in retail outlets and are sold to public and institutional libraries. The Company publishes and distributes consumer guides in three categories: rental apartments, new homes and computer shopping. The Company's leading reference products include THE WORLD ALMANAC, FACTS ON FILE NEWS SERVICE and the GARETH STEVENS line of juvenile reference works.

    THE COMPANY IS THE LEADING PUBLISHER OF RENTAL APARTMENT GUIDES IN THE UNITED STATES WITH 58 LOCAL VERSIONS OF ITS APARTMENT GUIDE DIRECTORY PRODUCT, EACH OF WHICH IS PUBLISHED NO LESS THAN MONTHLY AND PROVIDES INFORMATIONAL LISTINGS ABOUT FEATURED APARTMENT COMMUNITIES. These listings are paid for by apartment community managers, who need to fill vacant apartments, and who represent 100% of the apartment guide net sales. In November 1996, the Company acquired apartment guides in Boston and Hartford, providing a strong Northeastern presence. The Company is the dominant information provider in apartment guides. The Company's only competitor, FOR RENT, is present in 32 of the Company's markets. In those markets, on average, the Company captured 51% of total 1996 advertising pages, with FOR RENT capturing 41% of such advertising pages.

    IN 1996, THE COMPANY ADDED NEW TYPES OF CONSUMER DIRECTORIES TO ITS PORTFOLIO WITH THE ACQUISITION OF NEW HOMES AND COMPUTER SHOPPING GUIDES. In 1996, the Company acquired new homes guides in Philadelphia, New Jersey, Raleigh-Durham and Chapel Hill, North Carolina and Atlanta. In November 1996, the Company acquired MICROTIMES, distributed in Northern and Southern California. MICROTIMES provides consumers with information on computer products through paid listings, and also contains informative articles reviewing products for both the business and home computer shopper.

    THE COMPANY'S DISTRIBUTECH DIVISION IS THE NATION'S LARGEST DISTRIBUTOR OF FREE PUBLICATIONS, INCLUDING ITS OWN CONSUMER DIRECTORIES AND OVER 600 OTHER TITLES. In 1996, it managed distribution of free publications to over 15,500 grocery, convenience and drug stores in 60 U.S. cities, as well as universities, military bases and major employers. The majority of these locations are operated under exclusive distribution agreements. The Company's consumer directories typically are displayed in free standing, multi-pocket racks. DistribuTech generates substantial revenues by leasing additional distribution rack pockets to other publications that it also distributes. DistribuTech competes on the basis of price paid to the retail locations and service on the rack program.

    THE COMPANY HAS ESTABLISHED WEB SITES IN ALL THREE CONSUMER DIRECTORY GROUPS. The Company's WWW.APTGUIDES.COM is the most comprehensive web site in the multi-family dwelling industry, with over 12,000 communities included in its on-line database.

    THE WORLD ALMANAC IS THE LEADING ALMANAC IN THE ENGLISH LANGUAGE RANKED BY UNIT SALES AND DATA CONTENT WITH OVER 1.3 MILLION COPIES OF THE 1997 EDITION SOLD AS OF DECEMBER 31, 1996. In 1996, the Company introduced THE WORLD ALMANAC JOB FINDER'S GUIDE and published the second annual edition of THE WORLD ALMANAC FOR KIDS, which sold over 300,000 copies. THE WORLD ALMANAC licenses its content for use on four CD-ROM products and five on-line services. The Company's World Almanac Education Division sells reference books to the school and library market by catalog. Facts on File News Service, acquired in March 1996, publishes subscription products that are sold to schools and libraries. The flagship product, WORLD NEWS DIGEST, published weekly, is available in print, CD-ROM and on-line formats, and has a subscriber base of approximately 7,000. GARETH STEVENS, a publisher and distributor of juvenile reference works and a distributor of multi-media products, was acquired by the Company in February 1997. GARETH STEVENS has a title list of approximately 700 titles and its market focus is North America's primary and secondary school libraries and public libraries. FUNK & WAGNALLS' NEW ENCYCLOPEDIA licenses its editorial content, for electronic delivery, to Microsoft Corporation as the textual basis for Microsoft's ENCARTA CD-ROM product and to The Learning Company for inclusion in the INFOPEDIA CD-ROM as well as to three other on-line services and a classroom computer instruction service. FUNK & WAGNALLS also sells a print verson of its NEW ENCYCLOPEDIA. The Company experiences competition for its reference products from other print and electronic products from a variety of publishers.

BUSINESS DIRECTORIES

    THE COMPANY PUBLISHES OVER 70 SPECIALIZED DIRECTORIES, AS WELL AS ANCILLARY PRODUCTS DERIVED FROM ITS DATABASES. The Company's business directories target the financial services, public relations, transportation, musical performance, credit and collection, construction and global trade industries. The databases are compiled by an in-house editorial staff, marketed directly to subscribers and advertisers primarily by an in-house sales staff and distributed predominantly on a paid subscription basis. The Company's Bacon's Information, Inc. unit publishes MEDIASOURCE, a CD-ROM directory for public relations and media professionals, as well as print directories including BACON'S INTERNATIONAL MEDIA DIRECTORY and BACON'S BUSINESS MEDIA DIRECTORY. To complement its public relations directories, the Company operates a periodicals clipping service. NELSON'S is a premier brand name in the institutional investment industry, providing specialized investment research and management information through products such as INSTITUTIONAL MARKETPLACE FOR WINDOWS.

    THE COMPANY ALSO PUBLISHES NEWSLETTERS THAT PROVIDE IN-DEPTH INFORMATION ON SELECTED MARKETS. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. This newsletter competes on the basis of the nature and quality of its editorial content. In addition, the Company publishes, in print and electronic formats, used vehicle valuation information. Titles include MARKET REPORTS, MARINE BLUE BOOK and AIRCRAFT BLUEBOOK. Other databases include THE ELECTRONICS SOURCE BOOK, AC-U-KWIK, WATERWAY GUIDES and equipment servicing information and manuals.

    MOST OF THE BUSINESS DIRECTORIES PUBLISHED BY THE COMPANY HAVE NO COMPETITION, AND WHERE COMPETITION DOES EXIST, IN MOST CASES, THE COMPANY'S PUBLICATION IS DOMINANT. Competition, where present, is on the basis of price and quality of data. Management believes that the comprehensiveness and quality of its data and the specialized focus of its publications have prevented others from launching competing publications or competing effectively.

    DURING 1996, THE INFORMATION SEGMENT ALSO INCLUDED THE DAILY RACING FORM. See "--General" and
"-- Non-Core Businesses Being Sold."

SPECIALTY MEDIA

    The specialty media segment consists of specialty consumer magazines and technical and trade magazines. In 1996, 60% of its 63 specialty consumer magazines and 56% of its 63 technical and trade magazines, were number one as measured by advertising pages or circulation in their respective markets. Some of the Company's specialty consumer magazines include SOAP OPERA DIGEST, SEVENTEEN, NEW YORK, CHICAGO, TRUCKIN' and SEW NEWS, while leading technical and trade publications include TELEPHONY, FLEET OWNER and THE ELECTRONICS SOURCE BOOK. Advertising in specialty consumer magazines grew at a 9% compound annual growth rate or 136% between 1985 and 1995, outpacing advertising growth in general interest magazines, radio, broadcast television and newspapers.

SPECIALTY CONSUMER MAGAZINES

    THE COMPANY'S SPECIALTY CONSUMER MAGAZINES INCLUDE SOAP OPERA DIGEST, SOAP OPERA WEEKLY, SEVENTEEN, AMERICAN BABY, OVER 20 AUTOMOTIVE MAGAZINES AND NUMEROUS BRIDAL, SEWING, CRAFTS AND OTHER TITLES. The principal sources for specialty consumer magazines' net sales are advertising and circulation. In the year ended December 31, 1996, approximately 54% of the specialty consumer magazines' net sales were from advertising, 41% were from circulation and 5% were from other sources.

    SOAP OPERA DIGEST AND SOAP OPERA WEEKLY ARE THE LEADING PUBLICATIONS COVERING SOAP OPERAS AIRED ON NETWORK TELEVISION. SOAP OPERA DIGEST, which focuses on synopses of episodes, was in 1996 a bi-weekly publication with average circulation of 1.4 million. In the spring of 1997, SOAP OPERA DIGEST will become a weekly publication. SOAP OPERA WEEKLY, which reports primarily on soap opera news, had average 1996 circulation of 500,000. Both publications are distributed mainly at supermarket, convenience store and drugstore checkout counters. They compete for circulation on the basis of editorial content and quality against SOAP OPERA MAGAZINE and SOAP OPERA UPDATE, both of which have substantially lower circulation. SOAP OPERA DIGEST On-Line, launched in February 1996, has become one of the most utilized magazine sites on America Online.

    SEVENTEEN IS THE LEADING YOUNG WOMEN'S MAGAZINE BASED ON BOTH CIRCULATION AND ADVERTISING PAGES, WITH FASHION, BOYS, BEAUTY, TALENT AND LIFESTYLE EDITORIAL TARGETED TO GIRLS AGED 12 TO 19. In 1996, SEVENTEEN had average monthly circulation of 2.4 million, an increase of over 250,000 readers over the prior year. Its principal competitor is YM. SEVENTEEN competes for circulation based on the nature and quality of its editorial.

    AMERICAN BABY, A BABY CARE PUBLICATION DISTRIBUTED MONTHLY TO APPROXIMATELY
1.4 MILLION EXPECTANT AND NEW PARENTS IN 1996, CONTAINS ARTICLES ON ALL ASPECTS OF PREGNANCY AND BABY CARE. AMERICAN BABY ranks first in baby product related advertising pages. While the magazine competes with PARENTS, PARENTING and CHILD for the larger childcare market, AMERICAN BABY'S principal competitor is BABY TALK. AMERICAN BABY also offers several ancillary products including sampling and couponing programs and a cable television show.

    THE COMPANY'S OTHER SPECIALTY CONSUMER MAGAZINES INCLUDE AUTOMOBILE, WHICH CATERS TO THE HIGH-END AUTOMOTIVE MARKET, MODERN BRIDE, A GUIDE TO BRIDAL FASHIONS, HOME FURNISHINGS AND HONEYMOONS, THE CITY MAGAZINES NEW YORK AND CHICAGO, TRUCKIN', THE LEADING TRUCK CUSTOMIZATION PUBLICATION, SEW NEWS, THE PREMIER SEWING TITLE AND DOG WORLD, THE LEADING PUBLICATION FOR DOG BREEDERS. The Company's automotive titles are primarily newsstand driven, the sewing and crafts titles are primarily sold by subscription, and the other titles have significant sales both by subscription and on the newsstand. Subscriptions are obtained using printed advertisements, direct mail, clearinghouses and subscription cards in each magazine.

    READERS VALUE SPECIALTY CONSUMER MAGAZINES FOR THEIR EDITORIAL CONTENT AND ALSO RELY ON THEM AS A CATALOG OF PRODUCTS IN THE RELEVANT TOPIC AREA. This catalog aspect makes the specialty consumer magazines an important media buy for advertisers. Advertising sales for the Company's specialty consumer magazines are generated by a combination of in-house staff and outside advertising firms. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company's specialty consumer magazines faces competition in its subject area from a variety of publishers, and competes for readers on the basis of high quality, targeted editorial, which is provided by in-house writers and freelance authors.

TECHNICAL AND TRADE MAGAZINES

    THE COMPANY PUBLISHES 63 TECHNICAL AND TRADE MAGAZINES THAT PROVIDE VITAL INFORMATION TO PROFESSIONALS IN FIELDS SUCH AS TELECOMMUNICATIONS (TELEPHONY AND CELLULAR BUSINESS), AGRICULTURE (SOYBEAN DIGEST), TRANSPORTATION (FLEET OWNER) AND REAL ESTATE (NATIONAL REAL ESTATE INVESTOR). In 1996, 34 of these publications ranked number one, and approximately 85% of these publications ranked number one or two, in the fields they serve based on advertising pages. These magazines are distributed primarily on a "controlled circulation" basis to members of a targeted industry group and provide career and business-enhancing technical and tutorial editorial content. Capitalizing on the centralized circulation, fulfillment, production and other back office services, new titles can be spun-off from existing titles or acquired and integrated.

    DURING 1996, APPROXIMATELY 83% OF THE NET SALES OF THE TECHNICAL AND TRADE TITLES WERE GENERATED FROM ADVERTISING. Because each of the technical and trade magazines is distributed almost exclusively to purchasing decision makers in a targeted industry group, product and service providers are able to focus their advertising. The advertising rates charged are based on the size of the circulation within the target group as well as competitive factors. These magazines compete for advertising on the basis of advertising rates, circulation, reach, editorial content and readership commitment. Advertising sales are made by in-house sales forces, supplemented by independent representatives in selected regions and overseas. Classified advertising is sold through telemarketing. Magazine editorial is provided by in-house writers and freelance authors, well-known in their specific industry niches.

    In addition to its technical and trade magazines, the Company sponsors seminars and trade shows, including LIGHTING DIMENSIONS INTERNATIONAL, INTERNATIONAL WIRELESS COMMUNICATIONS EXPOSITION and THE SATELLITE EXPOSITIONS CONFERENCE, serving the advertisers and readers of the corresponding publications.

    DURING 1996, THE SPECIALTY MEDIA SEGMENT ALSO INCLUDED NEW WOMAN MAGAZINE. See "--General" and "--Non-Core Businesses Being Sold."

NEW PRODUCTS AND NEW MEDIA

    IN 1996, THE COMPANY LAUNCHED OVER 70 NEW PRODUCTS IN PRINT, ELECTRONIC AND MULTI-MEDIA FORMATS. The Company had over 40 web sites at year-end 1996, all of which can be accessed directly as well as via WWW.KIII.COM. New web sites in 1996 included the apartment guides web site (WWW.APTGUIDES.COM), WEEKLY READER web site (WWW.WEEKLYREADER.COM), FACTS ON FILE NEWS SERVICE web site (WWW.FACTS.COM) and NELSON'S web site (WWW.NELNET.COM). The Company released a dozen CD-ROM products in 1996, including the BACON'S MEDIASOURCE CD-ROM for public relations and media professionals, the JUST CROSS STITCH PATTERN CD-ROM and the SAIL MAGAZINE BUYERS GUIDE CD-ROM. The Company's television programs include

CHANNEL ONE'S ONEZONE, which appears on public television stations nationwide, the SOAP OPERA DIGEST AWARDS, which appear on network television, and AMERICAN BABY'S THE HEALTHY KIDS SHOW, which appears on the Family Channel.

NON-CORE BUSINESSES BEING SOLD

    AS PART OF ITS STRATEGY TO FOCUS ON AREAS OF ITS BUSINESS THAT HAVE THE GREATEST POTENTIAL FOR GROWTH, THE COMPANY INTENDS TO DIVEST CERTAIN BUSINESSES THAT DO NOT FIT WITHIN ITS GROWTH VEHICLES. Those businesses are: the DAILY RACING FORM group, which includes a national daily newspaper covering thoroughbred horseracing and PRO FOOTBALL WEEKLY; KRAMES COMMUNICATIONS, a leading publisher of patient information sold to healthcare providers for distribution to patients and other healthcare users; the KATHARINE GIBBS SCHOOLS, a chain of seven business schools; NEWBRIDGE BOOK CLUBS, the largest book club organization for professionals in the United States; and NEW WOMAN magazine, a guide for personal relationships and careers.

PRODUCTION AND FULFILLMENT

    Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that outside printing services at competitive prices are readily available. Electronic and video products generally are created and mastered in-house; with the exception of WESTCOTT and FILMS which produce video products in-house, all other production and duplication of electronic and video products is performed by third party vendors.

    The principal raw material used in the Company's products is paper. The Company has paper supply contracts and, in almost all cases, supplies paper used by its outside printers. The Company believes that even if at some point in the future paper is in limited supply, the existing arrangements providing for the supply of paper will be adequate. The Company was able to meet its paper requirements during 1996. In 1996, approximately 37% and 22% of the Company's paper purchases were supplied by Lindenmeyr Central and Bulkley Dunton, respectively. The Company's relationship with these suppliers is good and is expected to continue to be good for the foreseeable future.

    Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printer. Other products are sent from warehouses and other facilities operated by the Company.

COMPANY ORGANIZATION

    K-III was incorporated on November 22, 1991 in the State of Delaware. The principal executive office of the Company is located at 745 Fifth Avenue, New York, New York 10151, telephone number (212) 745-0100.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of K-III:

     NAME                                                  AGE                           POSITION(S)
-----------------------------------------------------      ---      -----------------------------------------------------
William F. Reilly....................................          58   Chairman of the Board and Chief Executive Officer and
                                                                      Director
Charles G. McCurdy...................................          41   President and Director
Beverly C. Chell.....................................          54   Vice Chairman, General Counsel, Secretary and
                                                                      Director
Harry A. McQuillen...................................          50   Executive Vice President
Jack L. Farnsworth...................................          51   Vice President
George Philips.......................................          66   Vice President
Curtis A. Thompson...................................          45   Vice President and Controller
Michaelanne C. Discepolo.............................          44   Vice President
Douglas B. Smith.....................................          36   Treasurer

    Mr. Reilly is Chairman of the Board, Chief Executive Officer and a Director of K-III and has served in such capacities since November 1991. Mr. Reilly is also a director of FMC Corporation.

    Mr. McCurdy is President and a Director of K-III and has served in such capacities since November 1991 and was Treasurer from 1991 to August 1993.

    Ms. Chell is Vice Chairman, General Counsel, Secretary and a Director of K-III. Ms. Chell has served as Vice Chairman, General Counsel and Secretary since November 1991 and as Director since March 1992.

    Mr. McQuillen has been Executive Vice President of K-III since December 1995, President of K-III Specialty Media Group since December 1992 and President of K-III Magazines since November 1991. Prior thereto he was Vice President of K-III from May 1992 through December 1995.

    Mr. Farnsworth has been Vice President of K-III since May 1992, President of K-III Information Group since May 1992 and President of Westcott Communications, Inc. since June 1996.

    Mr. Philips has been a Vice President of K-III since May 1992 and President of K-III Reference Corporation since March 1992.

    Mr. Thompson is Vice President and Controller of K-III and has served in such capacities since November 1991.

    Ms. Discepolo is a Vice President of K-III and has served in such capacity since January 1993. She joined the Company in March 1991 as Director of Human Resources.

    Mr. Smith is Treasurer of K-III and has served in such capacity since August 1993. Prior thereto he was at The Bank of New York starting in 1982 holding various positions. He held the position of Senior Vice President prior to joining K-III.

    Mr. Pedro Mata served as Vice President of K-III and President of K-III Education Group from November 1995 through March, 1997. He was previously the Senior Vice President of W.R. Grace & Co. and President and CEO of Grace Cocoa.

    The business address of Messrs. Reilly, McCurdy, Farnsworth, McQuillen, Philips, Thompson, Smith and Mses. Chell and Discepolo is the address of the principal executive offices of K-III.

EMPLOYEES

    As of January 2, 1997, the Company had approximately 7,200 full- and part-time employees, of whom approximately 26 were union members. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal leased properties used by the education segment are located in California, Connecticut, Iowa, Massachusetts, New Jersey, New York, Rhode Island, Tennessee and Texas; used by the information segment are in Arizona, California, Georgia, Illinois, Maryland, New Jersey, New York, Ohio and Wisconsin and used by the media segment are in Alabama, California, Colorado, Georgia, Illinois, Kansas, Massachusetts, Michigan, Minnesota, Missouri, New York and Tennessee. Property is owned by the Company and used in the education segment in Connecticut, New Jersey and Tennessee, in the information segment in New Jersey and Georgia and in the media segment in California, Illinois and Missouri. The Company's only production facilities are small printing operations for the DAILY RACING FORM and FILMS and video duplicating facilities for WESTCOTT and FILMS. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 1996, to which the Company is or was a party other than ordinary routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    K-III Common Stock is listed on the New York Stock Exchange. As of March 17, 1997, there were 2,767 holders of K-III Common Stock. The Company has not and has no present intention to pay dividends on its Common Stock. Trading commenced November 1, 1995. The high and low sales prices for the period November 1, 1995 to December 31, 1995 were $12 5/8 to $10 1/2, respectively. High and low stock prices for 1996 were as follows:

                                                                          SALES PRICE
                                                                      --------------------
QUARTER ENDED                                                           HIGH        LOW
--------------------------------------------------------------------  ---------  ---------
March 31............................................................  $  12 5/8  $  11 1/4
June 30.............................................................  $  12 7/8  $  10 5/8
September 30........................................................  $  12 5/8  $      10
December 31.........................................................  $  11 5/8  $   8 1/2

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data were derived from the consolidated financial statements of the Company which are included elsewhere in this Annual Report. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included herein.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                    1996          1995          1994         1993         1992
                                                ------------  ------------  ------------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Sales, net..................................  $  1,374,449  $  1,046,329  $    964,648  $   844,748  $   778,224
  Depreciation and amortization...............       190,702       192,276       136,866      143,267      171,581
  Other charges(1)............................       --             50,114        15,025        2,644           --
  Operating income (loss)(2)..................        85,901       (26,275)       10,203       (7,669)     (46,230)
  Interest expense............................       125,506       105,837        78,351       74,336       76,719
  Income tax benefit(3).......................        53,300        59,600        42,100           --          314
  Net income (loss)(2)(4).....................         8,044       (75,435)      (41,403)     (86,496)    (145,342)
  Preferred stock dividends...................        43,526        28,978        25,959       22,290       16,530
  Loss applicable to common shareholders......       (35,482)     (104,413)      (67,362)    (108,786)    (161,872)
  Loss per common and common equivalent
    share(5)..................................  $       (.27) $       (.91) $       (.65) $     (1.18) $     (1.77)
  Weighted average common and common
    equivalent shares outstanding(5)..........   130,007,632   115,077,498   103,642,668   92,392,189   91,317,610
OTHER DATA:
  EBITDA(6)...................................  $    276,603  $    216,115  $    162,094  $   138,242  $   125,351
  Capital expenditures........................        29,661        25,179        16,118       13,416       14,497
  Net cash provided by operating activities...       149,287        64,062        64,890       27,072       16,618
  Net cash used in investing activities.......      (721,709)     (318,712)     (442,126)     (95,669)     (79,725)
  Net cash provided by financing activities...  $    581,851  $    263,644  $    383,924  $    63,579  $    60,877
  Deficiency of earnings to fixed
    charges(7)(8).............................       (45,256)     (135,035)      (83,503)     (86,496)    (145,656)
  Deficiency of earnings to fixed charges and
    preferred stock dividends(7)(8)...........       (88,782)     (164,013)     (109,462)    (108,786)    (162,186)


                                                                         AT DECEMBER 31,
                                                ------------------------------------------------------------------
BALANCE SHEET DATA:
  Cash and cash equivalents...................  $     36,655  $     27,226  $     18,232  $    11,544  $    16,562
  Working capital (deficiency)(9).............       (44,705)      (56,560)        1,338        3,605        1,189
  Intangible assets, gross....................     2,649,805     1,996,564     1,656,590    1,343,482    1,276,123
  Less accumulated amortization...............       896,824       762,393       602,542      504,538      383,784
                                                ------------  ------------  ------------  -----------  -----------
  Intangible assets, net......................     1,752,981     1,234,171     1,054,048      838,944      892,339
  Total assets................................     2,552,215     1,881,416     1,589,692    1,166,502    1,197,896
  Long-term debt(10)..........................     1,565,686     1,134,916     1,034,689      661,297      704,802
  Exchangeable preferred stock................       442,729       231,606       216,229      202,453       97,171
  Common stock subject to redemption..........         5,957        28,022        16,552       25,287       16,746
  Shareholders' equity:
    Convertible Preferred Stock...............            --            --            --           --       78,797
    Common stock..............................         1,283         1,259         1,053          947          853
    Additional paid-in capital................       772,642       748,194       572,940      488,541      421,926
    Accumulated deficit.......................      (691,098)     (655,616)     (551,203)    (483,841)    (375,055)
    Cumulative foreign currency translation
      adjustments.............................        (1,270)       (1,275)       (1,324)      (1,220)        (222)
                                                ------------  ------------  ------------  -----------  -----------
        Total shareholders' equity............  $     81,557  $     92,562  $     21,466  $     4,427  $   126,299
                                                ------------  ------------  ------------  -----------  -----------
                                                ------------  ------------  ------------  -----------  -----------

                                     (see Notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1) Represents provision for restructuring and other costs in 1995, net provision for loss on the sales of businesses in 1995 and 1994 and provision for write-down of real estate no longer utilized in 1993.

(2) The adoption of a change in method of accounting for advertising costs (the "Accounting Change") resulted in an increase in operating income or decrease in operating loss and a decrease in net loss of approximately $2,000 ($.02 per share), $11,800 ($.10 per share) and approximately $9,800 ($.09 per share) for the years ended December 31, 1996, 1995 and 1994, respectively.

(3) The income tax benefit in 1992 reflects the reversal of an overprovision for Canadian income taxes. At December 31, 1996, 1995 and 1994, management of the Company reviewed recent operating results for the years then ended and projected future operating results for the years through December 31, 2002 and determined that a portion of the net deferred income tax assets at December 31, 1996, 1995 and 1994 would likely be realized. Accordingly, the Company recorded an income tax benefit of $53,300 in 1996, $59,600 in 1995 and $42,100 in 1994. At December 31, 1996, the Company had net operating loss carryforwards for Federal and state income tax purposes ("NOLs") of approximately $713,000 which will be available to reduce future taxable income. In addition, management estimates that $757,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

(4) The write-off of unamortized deferred financing costs as a result of the refinancings in 1996, 1994 and 1992 decreased net income or increased net loss by $8,648, $11,874 and $19,814 for the years ended December 31, 1996, 1994 and 1992, respectively. In 1995 and 1993, there were no write-offs of unamortized deferred financing costs.

(5) Loss per common and common equivalent share, as well as the weighted average common and common equivalent shares outstanding, were computed as described in Note 3 of the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

(6) Earnings before interest, taxes, depreciation, amortization and provision for one-time charges ("EBITDA") is not intended to represent cash flow from operations and should not be considered as an alternative to net income
    (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

(7) The deficiency of earnings to fixed charges consists of loss before income taxes plus fixed charges. Loss before income taxes includes (i) depreciation and amortization of prepublication costs, deferred financing costs, property and equipment, intangible assets and excess of purchase price over net assets acquired, (ii) interest expense, (iii) write-off of unamortized deferred financing costs, (iv) provision for write-down of real estate no longer utilized, (v) net provision for loss on sales of businesses, (vi) restructuring and other costs, and (vii) that portion of operating rental expense that represents interest. Prepublication costs include editorial, artwork, composition and printing plate costs incurred prior to publication date. Fixed charges consist of interest expense on long-term debt and other non-current obligations (including current maturities of long-term debt), amortization of deferred financing costs and that portion of operating rental expense that represents interest.

(8) The Company's earnings (defined as pretax income or loss from continuing operations) were inadequate to cover fixed charges and fixed charges plus preferred stock dividends by $45,256 and $88,782 for 1996, $135,035 and $164,013 for 1995, $83,503 and $109,462 for 1994, $86,496 and $108,786 for
    1993 and $145,646 and $162,186 for 1992. Such earnings have been reduced by non-cash charges for depreciation and amortization of property and equipment, prepublication costs, intangible assets, excess of purchase price over net assets acquired and deferred financial costs, write-offs of unamortized deferred financing costs, provision for write-down of real estate no longer utilized, net provision for loss on the sales of businesses, restructuring and other costs, non-cash interest expense on an acquisition obligation, distribution advance and other current liability, and non-cash preferred stock dividend requirements of approximately $218,125, $259,014, $187,111, $168,754 and $210,802 for the years ending
    December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges and fixed charges plus preferred stock dividends by approximately $156,287 and $129,343 for 1996, $106,501 and $95,001 for 1995, $89,149 and $77,649
    for 1994, $71,468 and $59,968 for 1993 and $56,761 and $48,616 for 1992.

(9) Includes current maturities of long-term debt.

(10) Excludes current maturities of long-term debt.

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

SELECTED FINANCIAL DATA

    THE COMPANY ORGANIZES ITS BUSINESSES INTO THREE SEGMENTS: EDUCATION, INFORMATION AND SPECIALTY MEDIA. The specialty media segment has in prior years been referred to as the media segment, but the Company believes the term specialty media is more descriptive of the underlying businesses; the same underlying businesses previously described as part of the media segment. Additional selected financial data for the Company organized on the foregoing basis are presented below.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1996          1995         1994
                                                                            ------------  ------------  ----------
Sales, net:
  Education...............................................................  $    376,217  $    330,414  $  430,134
  Information.............................................................       313,891       263,542     192,732
  Specialty Media.........................................................       684,341       452,373     341,782
                                                                            ------------  ------------  ----------
  Total...................................................................  $  1,374,449  $  1,046,329  $  964,648
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Depreciation, amortization and other charges(1):
  Education...............................................................  $     63,252  $    106,492  $   46,426
  Information.............................................................        52,122        78,513      51,677
  Specialty Media.........................................................        74,549        56,682      53,156
  Corporate...............................................................           779           703         632
                                                                            ------------  ------------  ----------
  Total...................................................................  $    190,702  $    242,390  $  151,891
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Operating income (loss):
  Education...............................................................  $     15,011  $    (32,024) $   10,590
  Information.............................................................        33,473        (8,683)     (2,307)
  Specialty Media.........................................................        59,693        32,169      15,877
  Corporate...............................................................       (22,276)      (17,737)    (13,957)
                                                                            ------------  ------------  ----------
  Total...................................................................        85,901       (26,275)     10,203
Other income (expense):
  Interest expense........................................................      (125,506)     (105,837)    (78,351)
  Amortization of deferred financing and organizational costs.............        (3,662)       (3,135)     (3,080)
  Write-off of unamortized deferred financing costs.......................        (8,648)           --     (11,874)
  Other, net..............................................................         6,659           212        (401)
                                                                            ------------  ------------  ----------
  Loss before income tax benefit..........................................       (45,256)     (135,035)    (83,503)
  Income tax benefit......................................................        53,300        59,600      42,100
                                                                            ------------  ------------  ----------
  Net income (loss).......................................................  $      8,044  $    (75,435) $  (41,403)
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

------------------------

(1) Other charges includes net provision for loss on the sales of businesses and provision for restructuring and other costs in 1995 and 1994.

1996 COMPARED TO 1995

    CONSOLIDATED RESULTS: CONSOLIDATED NET SALES INCREASED BY $328,120 OR 31.4% TO $1,374,449 IN 1996 OVER 1995 DUE TO INTERNAL GROWTH IN ALL THREE SEGMENTS AS WELL AS THE IMPACT OF ACQUISITIONS. Specifically, the acquisitions of Cahners Consumer Magazines ("Cahners"), Westcott Communications, Inc. and the trade magazines of Argus Inc. ("Argus") added $199,144 to net sales growth.

    CONSOLIDATED OPERATING INCOME WAS $85,901 IN 1996 COMPARED TO AN OPERATING LOSS OF $26,275 IN 1995. This improvement was driven by the increase in sales, the impact of recent acquisitions and the effect of several one-time, principally non-cash charges totalling $68,072 in the second quarter of 1995. The increase occurred despite an 8.4% increase in the Company's average purchase price for paper in 1996 and the effect of the required adoption of a new method of accounting for advertising costs (the "Accounting Change"), which K-III adopted on July 1, 1994. The Accounting Change had a $8,343 net positive impact on operating income in the first six months of 1995 versus 1996, predominantly within the education segment. In periods subsequent to June 30, 1996, the comparative effects of the adoption of the Accounting Change are not material. The increase in corporate expenses resulted predominantly from growth in corporate service requirements.

    INTEREST EXPENSE INCREASED BY $19,669 OR 18.6% IN 1996 OVER 1995 PRIMARILY DUE TO THE INCREASED LEVEL OF BORROWINGS ASSOCIATED WITH ACQUISITIONS. During 1996, non-cash charges of $8,648 were recorded to write-off unamortized deferred financing costs related to previous bank financings.

    THE COMPANY REPORTED AN INCOME TAX BENEFIT OF $53,300 IN 1996 COMPARED TO $59,600 IN 1995 ASSOCIATED WITH THE PARTIAL RECOGNITION OF NOLS AND OTHER DEFERRED INCOME TAX ASSETS. At the end of each year, the Company reviews its recent operating results and projected future operating results and for 1996 determined that there should be sufficient future taxable income and that a portion of the net deferred income tax assets would likely be realized. Such future taxable income is determined principally from management's projection of future operating results in conjunction with scheduled reductions in intangible asset amortization expense. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reductions in taxable income could occur as the result of many external factors including but not limited to increased paper and postage costs and rates of interests. The Company reported consolidated net income of $8,044 in 1996 versus a consolidated net loss of $75,435 in 1995.

    EDUCATION: THE EDUCATION SEGMENT'S NET SALES INCREASED BY $45,803 OR 13.9% IN 1996 OVER 1995. Increases at Weekly Reader Corporation ("Weekly Reader"), Films and Krames Communications Incorporated ("Krames") and the addition of Westcott, which contributed $52,288 to the increase in net sales, offset declines at Newbridge Communications, Inc. ("Newbridge"). At Newbridge, the book club business remained soft, but performance indicators improved from year ago levels. The education segment's operating profit increased to $15,011 in 1996 as compared to an operating loss of $32,024 in 1995. This improvement is primarily due to the one-time charges in the second quarter of 1995 for a provision for loss associated with the sale of Newfield Publications, Inc. ("Newfield") and a restructuring charge at Newbridge. Offsetting those charges, the Accounting Change had a $8,541 net positive impact on operating profit in the first six months of 1995 versus 1996.

    INFORMATION: THE INFORMATION SEGMENT'S NET SALES INCREASED BY $50,349 OR 19.1% IN 1996 OVER 1995 PRIMARILY BECAUSE OF DOUBLE-DIGIT ORGANIC GROWTH AT THE APARTMENT GUIDES AS WELL AS THE IMPACT OF RECENT ACQUISITIONS WHICH CONTRIBUTED $17,600 TO THE INCREASE IN NET SALES. The information segment's operating profit increased to $33,473 in 1996 as compared to an operating loss of $8,683 in 1995 due to the increase in sales and a decrease in amortization expense. Goodwill and intangible asset amortization expense decreased by $24,277 in 1996 over 1995 primarily as a result of an adjustment to the carrying values of goodwill and other intangible assets totalling $17,958 in the second quarter of 1995.

    SPECIALTY MEDIA: The specialty media segment's net sales increased by $231,968 or 51.3% in 1996 over 1995 due to growth of existing properties as well as the impact of the Cahners and Argus acquisitions.

The increases at the existing properties were primarily due to double-digit organic revenue growth at the specialty consumer magazines led by SEVENTEEN, SOAP OPERA DIGEST, TRUCKIN' and CRAFTS. The full year effect of Argus, acquired in December 1995, and Cahners, acquired in January 1996, contributed $51,459 and $95,397 respectively to the 1996 sales growth. Operating profit increased by $27,524 or 85.6% in 1996 over 1995. The increase was the result of an increase in net sales partially offset by a 14.1% increase in average paper prices for magazine operations in 1996 over 1995.

1995 COMPARED TO 1994

    CONSOLIDATED RESULTS: EXCLUDING THE RESULTS OF DIVESTED OPERATIONS, CONSOLIDATED NET SALES INCREASED BY $249,420 OR 31.3% TO $1,046,329 IN 1995 OVER 1994. This increase resulted from growth from existing operations, product additions and acquisitions of businesses in all three segments. In 1995, the Company divested Newfield in the education segment and PREMIERE magazine in the specialty media segment. The Company's statement of consolidated operations included the results of these businesses in 1994 but not in 1995. Consequently, reported net sales including divested businesses increased only 8.5% from 1994 to 1995.

    IN THE SECOND QUARTER OF 1995, THE COMPANY RECORDED SEVERAL ONE-TIME, PRINCIPALLY NON-CASH, CHARGES TOTALLING $68,072. These included a net aggregate provision for loss on the sales of Newfield and PREMIERE of $35,447; restructuring and other charges of $14,667 related to a corporate restructuring at Newbridge and the completion of manufacturing outsourcing at Daily Racing Form, and adjustments to the carrying values of K-III Reference Corporation ("K-III Reference"), goodwill and other intangible assets totalling $17,958.

    PARTIALLY OFFSETTING THESE ONE-TIME CHARGES WAS THE IMPACT OF THE ACCOUNTING CHANGE, WHICH K-III ADOPTED ON JULY 1, 1994. The Accounting Change increased operating income by approximately $2,000 more in 1995 than 1994. Including the one-time charges and the effect of the Accounting Change, the consolidated operating loss was $26,275 in 1995 as compared to consolidated operating profit of $10,203 in 1994. The increase in the corporate expenses resulted predominantly from growth in corporate service requirements.

    INTEREST EXPENSE INCREASED BY $27,486 OR 35.1% IN 1995 OVER 1994 PRIMARILY DUE TO THE INCREASED LEVEL OF BORROWINGS ASSOCIATED WITH ACQUISITIONS AS WELL AS HIGHER SHORT-TERM INTEREST RATES. As a result of the refinancing during the second quarter of 1994, a charge of $11,874 was recorded representing the write-off of unamortized deferred financing costs related to the previous bank financing.

    THE COMPANY RECORDED AN INCOME TAX BENEFIT OF $59,600 IN 1995 COMPARED TO $42,100 IN 1994, ASSOCIATED WITH THE PARTIAL RECOGNITION OF NOLS AND OTHER NET DEFERRED INCOME TAX ASSETS. The consolidated net loss increased by $34,032 in 1995 over 1994 mainly due to the one-time charges.

    EDUCATION: EXCLUDING THE RESULTS OF NEWFIELD, THE EDUCATION SEGMENT'S NET SALES INCREASED 17.5% OVER 1994, REFLECTING GROWTH FROM PRODUCT ADDITIONS AND ACQUISITIONS OF BUSINESSES, PRIMARILY CHANNEL ONE COMMUNICATIONS CORPORATION ("CHANNEL ONE") WHICH ADDED $52,370 TO THE NET SALES GROWTH IN 1995. Reported results, however, included Newfield's sales only in 1994, thus leading to a reported decline in the education segment's net sales of 23.2%. The Accounting Change favorably impacted the education segment's earnings by approximately $4,000 more in 1995 than in 1994; however, it was offset by an increase in goodwill, intangible and other asset amortization expenses of $15,469 and an increase in certain one-time charges of $37,377. The education segment reported an operating loss of $32,024 in 1995 compared to an operating profit of $10,590 in 1994.

    INFORMATION: THE INFORMATION SEGMENT'S NET SALES INCREASED BY $70,810 OR 36.7% IN 1995 OVER 1994 PRIMARILY AS A RESULT OF PRODUCT ADDITIONS AT BUSINESS DIRECTORIES, THE FULL YEAR EFFECT OF THE ACQUISITION OF HAAS PUBLISHING COMPANIES, INC. ("HAAS") AND THE SUBSEQUENT ADDITION OF NEW MARKETS FOR ITS APARTMENT GUIDES. Product additions at K-III Directory Corporation included the INTERNATIONAL TRADE GUIDE, the U.S. CUSTOM HOUSE GUIDE and the OFFICIAL EXPORT GUIDE, all acquired in late 1994, as well as the Machinery Information Division directories acquired in mid-1994. These product additions contributed approximately $7,000 to the 1995 net sales growth. The Haas acquisition in mid-1994 resulted in approximately $27,900 of the 1995 net sales growth. Additional markets added to the Haas apartment guides in 1995 included Washington, D.C., Baltimore, MD and Detroit, MI, which contributed approximately $8,800 to the 1995 net sales growth. The addition of the BACON'S media relations industry directories, clipping services and mailing services in mid-1995 added approximately $27,900 to the 1995 net sales growth. Goodwill and intangible asset amortization expense increased by $21,889 in 1995 over 1994 principally as a result of the adjustments to goodwill and intangible asset values at K-III Reference. This was the primary cause for an increase in the information segment's operating loss of $6,376 in 1995 over 1994.

    SPECIALTY MEDIA: THE SPECIALTY MEDIA SEGMENT'S SALES INCREASED BY $110,591 OR 32.4% IN 1995 OVER 1994 DUE TO A 32.0% INCREASE IN ADVERTISING REVENUE AND A 31.4% INCREASE IN SUBSCRIPTION REVENUE INCLUDING THE EFFECT OF THE ACQUISITIONS OF PJS PUBLICATIONS, INC., THE MACLEAN HUNTER DIVISION OF ROGERS COMMUNICATIONS, INC. AND MCMULLEN & YEE PUBLISHING, INC. WHICH CONTRIBUTED $40,665, $29,386 AND $21,357, RESPECTIVELY, TO THE INCREASE IN NET SALES, OFFSET BY THE ELIMINATION OF THE REVENUES OF PREMIERE. Excluding the effects of acquisitions and divestitures, technical and trade magazine advertising pages and rates rose 3.7% and 5.0%, respectively, and specialty consumer magazine advertising pages and rates rose 3.2% and 3.3%, respectively, in 1995 over 1994. Despite an average 24% increase in paper costs in addition to the Accounting Change impact which was $2,000 less favorable in 1995 than in 1994 the specialty media segment's operating profit increased by $16,292 in 1995 over 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information regarding the Company's EBITDA and other net cash flow items:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
EBITDA(1):
  Education................................................................  $    78,263  $    74,468  $    57,016
  Information..............................................................       85,595       69,830       49,370
  Specialty Media..........................................................      134,242       88,851       69,033
  Corporate................................................................      (21,497)     (17,034)     (13,325)
                                                                             -----------  -----------  -----------
  Total....................................................................  $   276,603  $   216,115  $   162,094
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net cash provided by (used in) operating activities:
  Education................................................................  $    84,541  $    35,963  $    43,314
  Information..............................................................       70,022       73,019       39,167
  Specialty Media..........................................................      124,719       66,601       62,902
  Corporate................................................................     (129,995)    (111,521)     (80,493)
                                                                             -----------  -----------  -----------
  Total....................................................................  $   149,287  $    64,062  $    64,890
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net cash provided by (used in) investing activities:
  Education................................................................  $  (439,907) $     6,075  $  (291,501)
  Information..............................................................      (66,521)     (83,632)    (130,110)
  Specialty Media..........................................................     (213,546)    (238,731)     (20,181)
  Corporate................................................................       (1,735)      (2,424)        (334)
                                                                             -----------  -----------  -----------
  Total....................................................................  $  (721,709) $  (318,712) $  (442,126)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net cash provided by (used in) financing activities:
  Education................................................................  $    (3,205) $      (727) $    (2,795)
  Information..............................................................       (5,633)      (2,590)         375
  Specialty Media..........................................................      (10,372)      (5,332)      (8,081)
  Corporate................................................................      601,061      272,293      394,425
                                                                             -----------  -----------  -----------
  Total....................................................................  $   581,851  $   263,644  $   383,924
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
Excess (Deficiency) of Earnings to Fixed Charges(2):
  Education................................................................  $    11,200  $   (33,615) $     6,194
  Information..............................................................       27,903      (13,449)     (10,766)
  Specialty Media..........................................................       57,627       26,001        3,622
  Corporate................................................................     (141,986)    (113,972)     (82,553)
                                                                             -----------  -----------  -----------
  Total....................................................................  $   (45,256) $  (135,035) $   (83,503)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Excess (Deficiency) of Earnings to Fixed Charges and Cash Preferred Stock
  Dividends(2):
  Education................................................................  $    11,200  $   (33,615) $     6,194
  Information..............................................................       27,903      (13,449)     (10,766)
  Specialty Media..........................................................       57,627       26,001        3,622
  Corporate................................................................     (185,512)    (142,950)    (108,512)
                                                                             -----------  -----------  -----------
  Total....................................................................  $   (88,782) $  (164,013) $  (109,462)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

------------------------

(1) Earnings before interest, taxes, depreciation, amortization and provision for one-time charges ("EBITDA") is not intended to represent cash flow from operations and should not be considered as an alternative to net income
    (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

(2) The deficiency of earnings to fixed charges consists of loss before income taxes plus fixed charges. Loss before income taxes includes (i) depreciation or amortization of prepublication costs, deferred financing costs, property and equipment, intangible assets and excess of purchase price over net assets acquired, (ii) interest expense, (iii) write-off of unamortized deferred financing costs, (iv) net provision for loss on sales of businesses, (v) restructuring and other costs, and (vi) that portion of operating rental expense that represents interest. Prepublication costs include editorial, artwork, composition and printing plate costs incurred prior to publication date. Fixed charges consist of interest expense on long-term debt and other non-current obligations (including current maturities of long-term debt), amortization of deferred financing costs and that portion of operating rental expense that represents interest.

    CONSOLIDATED WORKING CAPITAL (DEFICIENCY) INCLUDING CURRENT MATURITIES OF LONG-TERM DEBT WAS $(44,705) AT DECEMBER 31, 1996 COMPARED TO $(56,560) AT DECEMBER 31, 1995. Consolidated working capital (deficiency) reflects certain industry working capital practices and accounting principles, including the expensing of editorial and product development costs when incurred and the recording of unearned subscription income as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

1996 COMPARED TO 1995

    CONSOLIDATED EBITDA INCREASED BY $60,488 OR 28% IN THE YEAR ENDED DECEMBER 31, 1996 OVER 1995 MAINLY AS A RESULT OF GROWTH FROM EXISTING OPERATIONS, NEW PRODUCT ADDITIONS AND ACQUISITIONS OF BUSINESSES. The net cash provided by operating activities during the year ended December 31, 1996, after interest payments of $112,657, was $149,287, an increase of $85,225 over 1995 resulting mainly from EBITDA growth. Capital expenditures, net of gross proceeds from sales of assets, were $28,790 during 1996 as compared to $23,414 for 1995. These expenditures included data processing equipment, televisions, videocassette recorders, satellite dishes, furniture and leasehold improvements and were financed with net cash provided from operations. Payments of $700,990 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the year ended December 31, 1996 for the acquisitions described in
Note 4 to the Company's consolidated financial statements. Net cash used in investing activities increased as a result of increased acquisition activities, substantially all of which were financed with borrowings under the then existing credit agreements and funds from operations.

    THE COMPANY'S EARNINGS (DEFINED AS PRETAX INCOME OR LOSS FROM CONTINUING OPERATIONS) WERE INADEQUATE TO COVER FIXED CHARGES AND FIXED CHARGES PLUS PREFERRED STOCK DIVIDENDS BY $45,256 AND $88,782 AND $135,035 AND $164,013 FOR 1996 AND 1995, RESPECTIVELY. Such earnings have been reduced by non-cash charges (including depreciation, amortization and non-cash dividends) of approximately $218,125 and $259,014 for the years ended December 31, 1996 and 1995, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges and fixed charges plus cash preferred stock dividends by approximately $156,287 and $129,343 and $106,501 and $95,001 for the years ended December 31, 1996 and 1995, respectively.

1995 COMPARED TO 1994

    CONSOLIDATED EBITDA INCREASED BY $54,021 OR 33.3% IN THE YEAR ENDED DECEMBER 31, 1995 OVER 1994 MAINLY AS A RESULT OF GROWTH FROM EXISTING OPERATIONS, NEW PRODUCT ADDITIONS, ACQUISITIONS OF BUSINESSES AND THE ACCOUNTING CHANGE, WHICH K-III ADOPTED ON JULY 1, 1994. The net cash provided by operating activities during the year ended December 31, 1995, after interest payments of $102,040, was $64,062. Net cash provided by operating activities declined by $828 during the year ended December 31, 1995 from 1994 due primarily to the EBITDA growth offset by higher acquisition related interest payments and growth in inventories and prepaid expenses. Capital expenditures, net of gross proceeds from sales of assets, were $23,414 during 1995 as compared to $14,184 for 1994. These expenditures included data processing equipment, televisions, videocassette recorders, satellite dishes, furniture and leasehold improvements and were financed with net cash provided by operations. Payments of $353,954 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the year ended December 31, 1995 for the acquisitions described in Note 4 to the Company's consolidated financial statements. Net cash used in investing activities decreased as a result of the proceeds from the sale of Newfield and PREMIERE and the lower cost of the acquisitions in 1995 as compared to the acquisitions in 1994, all of which were financed with borrowings under existing credit facilities.

NET OPERATING LOSS CARRYFORWARDS

    AT DECEMBER 31, 1996, THE COMPANY HAD NOLS OF APPROXIMATELY $713,000 WHICH WILL BE AVAILABLE TO REDUCE FUTURE TAXABLE INCOME. In addition, management estimates that approximately $757,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

FINANCING ARRANGEMENTS

    ON JANUARY 24, 1996, THE COMPANY COMPLETED A PRIVATE OFFERING OF 2,000,000 SHARES OF $10 SERIES C EXCHANGEABLE PREFERRED STOCK ("SERIES C PREFERRED STOCK") AT $100 PER SHARE. Annual dividends of $10 per share on the Series C Preferred Stock were cumulative and payable quarterly, in cash, commencing May 1, 1996. On August 21, 1996, the Company exchanged the Series C Preferred Stock for 2,000,000 shares of $10 Series D Exchangeable Preferred Stock ("Series D Preferred Stock"). Dividend payment terms of the Series D Preferred Stock are the same as the Series C Preferred Stock. The Series D Preferred Stock has been registered under the Securities Act of 1933. On and after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any scheduled dividend payment date into 10% Class D Subordinated Exchange Debentures due 2008 ("Class D Subordinated Debentures") provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. Net proceeds from the Series C Preferred Stock offering of approximately $193,000 were primarily used to pay down revolving credit borrowings.

    ON JANUARY 24, 1996, K-III COMPLETED A PRIVATE OFFERING OF $300,000 OF
8 1/2% SENIOR NOTES DUE 2006 ("PRIVATE 8 1/2% NOTES"). The Private 8 1/2% Notes were issued at 99.578% of the aggregate principal amount thereof with related issuance costs of approximately $7,000. On August 21, 1996, the Company exchanged its Private 8 1/2% Notes for a new series of $300,000 of 8 1/2% Senior Notes due 2006 ("8 1/2% Notes"). The 8 1/2% Notes have been registered under the Securities Act of 1933. The 8 1/2% Notes mature on February 1, 2006 and have no sinking fund. Interest on the 8 1/2% Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The 8 1/2% Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the 8 1/2% Notes are redeemable in whole or in part, at the option of the Company, at prices declining ratably from 104.25% to 100% in 2003 plus accrued and unpaid interest. Net proceeds from the Private
8 1/2% Notes offering of approximately $293,000 were primarily used to pay down revolving credit borrowings. The 8 1/2% Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by each of the domestic restricted subsidiaries.

    IN THE FOURTH QUARTER OF 1996, THE COMPANY ENTERED INTO SIX, ONE-YEAR INTEREST RATE SWAP AGREEMENTS WITH AN AGGREGATE NOTIONAL AMOUNT OF $600,000. Under these new swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest, each quarter, for the term of the agreements. As of December 31, 1996, the weighted average variable rate and weighted average fixed rate were 5.5% and 5.8%, respectively.

    AT DECEMBER 31, 1996, A $250,000 TERM LOAN ("TERM LOAN"), $628,000 OF TRANCHE A REVOLVING LOAN COMMITMENT ("TRANCHE A REVOLVING LOAN COMMITMENT"), $6,992 OF CANADIAN DOLLAR LOANS AND $4,850 OF LETTERS OF CREDIT WERE OUTSTANDING UNDER CREDIT FACILITIES WITH THE CHASE MANHATTAN BANK, THE BANK OF NEW YORK, BANKERS TRUST COMPANY AND THE BANK OF NOVA SCOTIA AS AGENTS (THE "NEW CREDIT FACILITIES"). Also, at December 31, 1996, K-III had outstanding $233,250 of
10 5/8% Senior Notes due 2002 (the "10 5/8% Senior Notes"), $100,000 of 10 1/4%
Senior Notes due 2004 (the "10 1/4% Senior Notes"), $300,000 of 8 1/2% Notes, 4,000,000 shares of $2.875 Senior Exchangeable Preferred Stock (the "Senior Preferred Stock"), 1,531,526 shares of $11.625 Series B Exchangeable Preferred Stock (the "Series B Preferred Stock") and 2,000,000 shares of Series D Preferred Stock. The Senior Preferred Stock is exchangeable, at K-III's option, for the 11 1/2% Subordinated Debentures, the Series B Preferred Stock is exchangeable, at K-III's option, for the 11 5/8% Class B Subordinated Exchange Debentures and the Series D Preferred Stock is exchangeable, at K-III's option, for Class D Subordinated Debentures. Before May 1, 1998, dividends or interest, as the case may be, on the Series B Preferred Stock or the 11 5/8% Class B Subordinated Exchange Debentures may be paid in cash or by issuing additional shares of the Series B Preferred Stock or additional 11 5/8% Class B Subordinated Exchange Debentures, as the case may be. On or after May 1, 1998, such dividends or interest must be paid in cash.

    THE ABOVE INDEBTEDNESS, AMONG OTHER THINGS, LIMITS THE ABILITY OF THE COMPANY TO CHANGE THE NATURE OF ITS BUSINESSES, INCUR INDEBTEDNESS, CREATE LIENS, SELL ASSETS, ENGAGE IN MERGERS, CONSOLIDATIONS OR TRANSACTIONS WITH AFFILIATES, MAKE INVESTMENTS IN OR LOANS TO CERTAIN SUBSIDIARIES, ISSUE GUARANTEES AND MAKE CERTAIN RESTRICTED PAYMENTS. The Company is restricted from declaring or making dividend payments on its common and preferred stock. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1 and its maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements.

    The mandatory reductions of the Tranche A Revolving Loan Commitment and the Term Loan under the New Credit Facilities are $75,000 in 1999, $200,000 per year in 2000 through 2003 with a final reduction or paydown of $125,000 in 2004.

    THE 10 1/4% SENIOR NOTES MATURE IN JUNE 2004 AND THE 8 1/2% NOTES MATURE IN FEBRUARY 2006. The per annum principal and interest payments relating to an acquisition obligation are scheduled to be $6,000, $14,333, $21,167, $19,167 and $8,833 to be made in semi-annual installments in 1997 through 2001, respectively. The Company's aggregate lease obligations for 1997, 1998 and 1999 are expected to be approximately $35,000, $32,000 and $28,000, respectively. The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 128, "EARNINGS PER SHARE" WHICH BECOMES EFFECTIVE FOR THE COMPANY'S 1997 CONSOLIDATED FINANCIAL STATEMENTS BEGINNING IN THE FOURTH QUARTER OF 1997. SFAS No. 128 will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

RECENT DEVELOPMENTS

    THROUGH MARCH 12, 1997, THE COMPANY COMPLETED THREE PRODUCT-LINE ACQUISITIONS CONSISTING OF SPECIALTY CONSUMER MAGAZINES AND SPECIALIZED REFERENCE PRODUCTS. The aggregate purchase price was approximately $56,000.

    ON MARCH 11, 1997 THE COMPANY ANNOUNCED ITS INTENTION TO MAKE PUBLIC OFFERINGS OF APPROXIMATELY 12.5 MILLION SHARES OF ITS COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "OFFERINGS"). The net proceeds of the Offerings will be used to redeem the Company's outstanding Senior Preferred Stock and repay debt.

    AS A PART OF ITS STRATEGY TO FOCUS ON AREAS OF ITS BUSINESS THAT HAVE THE GREATEST POTENTIAL FOR GROWTH, THE COMPANY INTENDS TO DIVEST CERTAIN BUSINESSES THAT DO NOT FIT WITHIN ITS GROWTH VEHICLES. Those businesses are: the DAILY RACING FORM group, which includes a national daily newspaper covering thoroughbred horseracing and PRO FOOTBALL WEEKLY; KRAMES COMMUNICATIONS, a leading publisher of patient information sold to healthcare providers for distribution to patients and other healthcare users; the KATHARINE GIBBS SCHOOLS, a chain of seven business schools; NEWBRIDGE BOOK CLUBS, the largest book club organization for professionals in the United States; and NEW WOMAN magazine, a guide for personal relationships and careers. The proceeds from these sales will be used to repay indebtedness. These businesses represented approximately 19% of 1996 net sales of the Company. The unaudited combined operating results for the year ended December 31, 1996 and total assets at December 31, 1996 of these business units are approximately as follows:

Sales, net........................................................  $ 255,000
Operating income (loss)...........................................     (3,950)
Depreciation and amortization ....................................     27,800
Total assets(1)...................................................    304,700

------------------------

(1) At December 31, 1996, KATHARINE GIBBS SCHOOLS is reflected as an asset held for sale in the accompanying consolidated balance sheet.

    IN JANUARY 1997, THE COMPANY PURCHASED, IN AGGREGATE, $20,850 PRINCIPAL AMOUNT OF 10 5/8% SENIOR NOTES AT A WEIGHTED AVERAGE PRICE OF 105%, PLUS ACCRUED AND UNPAID INTEREST, FROM VARIOUS BROKERS ON THE OPEN MARKET (THE "REPURCHASE"). In March 1997, the Company called for redemption all of its outstanding 10 5/8% Senior Notes. On May 1, 1997, the Company will redeem $212,400 principal amount of 10 5/8% Senior Notes, at a redemption price of 104% of the outstanding principal amount thereof, plus accrued and unpaid interest to the date of redemption. The Repurchase was in addition to the purchases of $16,750 principal amount of 10 5/8% Senior Notes during November and December of 1996 which are reflected in the Company's consolidated balance sheet at December 31, 1996.

IMPACT OF INFLATION

    THE IMPACT OF INFLATION WAS IMMATERIAL DURING 1996 WITH THE EXCEPTION OF PAPER PRICES. PAPER PRICES BEGAN TO RISE AROUND MID-YEAR 1994 AND CONTINUED TO RISE MORE DRAMATICALLY IN 1995 AND EARLY 1996. Overall, the Company's average purchase price for paper increased approximately 8.4% during 1996 compared to 1995. In 1996, paper costs represented approximately 10% of the Company's total operating costs and expenses. Due to recent softening in certain segments of the paper market, paper price increases of the magnitude experienced in 1995 and 1996 seem unlikely in the foreseeable future. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition, to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

FORWARD LOOKING INFORMATION

    This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions may not materialize and unanticipated events will occur which can affect the Company's results.

                 (This page has been left blank intentionally.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS

K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  Report of Independent Auditors--Deloitte & Touche LLP................................         24
  Statements of Consolidated Operations for the Years Ended December 31, 1996, 1995 and
    1994...............................................................................         25
  Consolidated Balance Sheets as of December 31, 1996 and 1995.........................         26
  Statements of Consolidated Cash Flows for the Years Ended December 31, 1996, 1995 and
    1994...............................................................................         27
  Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and
    1994...............................................................................         28
  Notes to Consolidated Financial Statements for the Years Ended December 31, 1996,
    1995 and 1994......................................................................         30

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of K-III Communications Corporation
New York, New York:

    We have audited the accompanying consolidated balance sheets of K-III Communications Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated operations, shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for advertising costs to conform with Statement of Position 93-7--"Reporting on Advertising Costs" of the American Institute of Certified Public Accountants in 1994.

DELOITTE & TOUCHE LLP
New York, New York
January 29, 1997
(March 19, 1997 as to Note 26)

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                             NOTES         1996            1995           1994
                                                                      --------------  --------------  -------------
Sales, net:
  Education..............................................             $      376,217  $      330,414  $     430,134
  Information............................................                    313,891         263,542        192,732
  Specialty Media........................................                    684,341         452,373        341,782
                                                                      --------------  --------------  -------------
Total sales, net.........................................                  1,374,449       1,046,329        964,648

Operating costs and expenses:
  Cost of goods sold.....................................                    337,065         251,347        206,390
  Marketing and selling..................................                    249,301         177,167        197,379
  Distribution, circulation and fulfillment..............                    230,533         188,147        180,962
  Editorial..............................................                    104,484          73,703         64,235
  Other general expenses.................................                    154,966         122,816        140,263
  Corporate administrative expenses......................                     21,497          17,034         13,325
  Depreciation and amortization of prepublication costs,
    property and equipment...............................     11              38,233          25,761         16,190
  Provision for loss on the sales of businesses, net.....      6                  --          35,447         15,025
  Restructuring and other costs..........................      7                  --          14,667             --
  Amortization of intangible assets, excess of purchase
    price over net assets acquired and other.............    8, 12           152,469         166,515        120,676
                                                                      --------------  --------------  -------------

Operating income (loss)..................................                     85,901         (26,275)        10,203
Other income (expense):
  Interest expense.......................................                   (125,506)       (105,837)       (78,351)
  Amortization of deferred financing and organizational
    costs................................................     13              (3,662)         (3,135)        (3,080)
  Write-off of unamortized deferred financing costs......                     (8,648)             --        (11,874)
  Other, net.............................................      6               6,659             212           (401)
                                                                      --------------  --------------  -------------
Loss before income tax benefit...........................                    (45,256)       (135,035)       (83,503)
Income tax benefit.......................................     16              53,300          59,600         42,100
                                                                      --------------  --------------  -------------
Net income (loss)........................................                      8,044         (75,435)       (41,403)

Preferred stock dividends:
  Non-cash...............................................                    (16,582)        (17,478)       (14,459)
  Cash...................................................                    (26,944)        (11,500)       (11,500)
                                                                      --------------  --------------  -------------
Loss applicable to common shareholders...................             $      (35,482) $     (104,413) $     (67,362)
                                                                      --------------  --------------  -------------
                                                                      --------------  --------------  -------------
Loss per common and common equivalent share..............      3      $         (.27) $         (.91) $        (.65)
                                                                      --------------  --------------  -------------
                                                                      --------------  --------------  -------------
Weighted average common and common equivalent shares
  outstanding............................................      3         130,007,632     115,077,498    103,642,668
                                                                      --------------  --------------  -------------
                                                                      --------------  --------------  -------------

                See notes to consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                             NOTES         1996          1995
                                                                                       ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................               $     36,655  $     27,226
  Accounts receivable, net..............................................       9            233,603       173,771
  Inventories, net......................................................      10             52,743        70,844
  Net assets held for sale..............................................       5             18,684         5,253
  Prepaid expenses and other............................................                     34,834        26,732
                                                                                       ------------  ------------
      Total current assets..............................................                    376,519       303,826
Property and equipment, net.............................................      11            122,823       112,013
Other intangible assets, net............................................      12            781,316       699,617
Excess of purchase price over net assets acquired, net..................      12            971,665       534,554
Deferred income tax asset, net..........................................      16            176,200       113,800
Other non-current assets................................................      13            123,692       117,606
                                                                                       ------------  ------------
                                                                                       $  2,552,215  $  1,881,416
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................               $    107,258  $     90,414
  Accrued interest payable..............................................                     22,150         9,326
  Accrued expenses and other............................................      14            140,959       125,967
  Deferred revenues.....................................................                    144,857       128,679
  Current maturities of long-term debt..................................      15              6,000         6,000
                                                                                       ------------  ------------
      Total current liabilities.........................................                    421,224       360,386
                                                                                       ------------  ------------
Long-term debt..........................................................    15, 26        1,565,686     1,134,916
                                                                                       ------------  ------------
Other non-current liabilities...........................................                     35,062        33,924
                                                                                       ------------  ------------
Commitments and contingencies                                                 22
Exchangeable preferred stock (aggregated liquidation and redemption values of $453,153 and $236,571 at December 31, 1996 and 1995,
  respectively).........................................................      17            442,729       231,606
                                                                                       ------------  ------------
Common stock subject to redemption ($.01 par value, 643,310 shares and
  2,406,513 shares outstanding at December 31, 1996 and 1995,
  respectively).........................................................      18              5,957        28,022
                                                                                       ------------  ------------
Shareholders' equity:
  Common stock ($.01 par value, 250,000,000 shares authorized;
    128,349,045 shares and 125,921,221 shares outstanding at December
    31, 1996 and 1995, respectively)....................................      18              1,283         1,259
  Additional paid-in capital............................................      18            772,642       748,194
  Accumulated deficit...................................................      19           (691,098)     (655,616)
  Cumulative foreign currency translation adjustments...................                     (1,270)       (1,275)
                                                                                       ------------  ------------
      Total shareholders' equity........................................                     81,557        92,562
                                                                                       ------------  ------------
                                                                                       $  2,552,215  $  1,881,416
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See notes to consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                    1996       1995       1994
                                                                                 ----------  ---------  ---------

OPERATING ACTIVITIES:
  Net income (loss)............................................................  $    8,044  $ (75,435) $ (41,403)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation, amortization and other.......................................     194,364    195,411    139,946
    Provision for loss on the sales of businesses, net.........................          --     35,447     15,025
    Accretion of discount on acquisition obligation, distribution advance and
      other....................................................................       6,398      8,147      9,617
    Write-off of deferred financing costs......................................       8,648         --     11,874
    Income tax benefit.........................................................     (53,300)   (59,600)   (42,100)
    Other, net.................................................................      (6,213)      (122)       177
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net...................................................     (24,692)    (2,525)    (2,510)
    Inventories, net...........................................................      24,531    (23,630)     1,329
    Prepaid expenses and other.................................................        (598)   (13,127)   (14,367)
  Increase (decrease) in:
    Accounts payable...........................................................       5,807      6,742      5,971
    Accrued interest payable...................................................      12,824      1,131        877
    Accrued expenses and other.................................................     (12,674)   (26,857)   (13,492)
    Deferred revenues..........................................................     (11,201)    16,971     (4,984)
    Other non-current liabilities..............................................      (2,651)     1,509     (1,070)
                                                                                 ----------  ---------  ---------
    Net cash provided by operating activities..................................     149,287     64,062     64,890
                                                                                 ----------  ---------  ---------
INVESTING ACTIVITIES:
  Additions to property, equipment and other...................................     (29,661)   (25,179)   (16,118)
  Proceeds from sales of businesses............................................       8,071     58,656         --
  Proceeds from sales of property, equipment and other.........................         871      1,765      1,934
  Payments for businesses acquired.............................................    (700,990)  (353,954)  (427,942)
                                                                                 ----------  ---------  ---------
    Net cash used in investing activities......................................    (721,709)  (318,712)  (442,126)
                                                                                 ----------  ---------  ---------
FINANCING ACTIVITIES:
  Borrowings under credit agreements...........................................   1,683,787    622,459    766,329
  Repayments of borrowings under credit agreements.............................  (1,384,800)  (522,500)  (678,800)
  Proceeds from issuance of 8 1/2% Senior Notes, net of discount...............     298,734         --         --
  Payments of acquisition obligation...........................................      (6,000)    (6,000)    (6,000)
  Payments of floating rate indebtedness.......................................    (150,000)        --         --
  Proceeds from issuance of common stock, net of redemptions...................       3,498    187,520     76,360
  Proceeds from issuance of 10 1/4% Senior Notes...............................          --         --    100,000
  Borrowings under BONY Term Loan..............................................          --         --    150,000
  Proceeds from issuance of Old Preferred Stock................................          --     50,000     75,050
  Proceeds from issuance of Series C (exchanged into Series D) Preferred Stock,
    net of issuance costs......................................................     193,451         --         --
  Redemption of Old Preferred Stock............................................          --    (52,691)   (76,324)
  Purchases of 10 5/8% Senior Notes............................................     (16,750)        --         --
  Dividends paid to preferred shareholders.....................................     (26,944)   (11,500)   (11,500)
  Deferred financing costs paid................................................     (13,132)    (3,204)   (10,842)
  Other........................................................................           7       (440)      (349)
                                                                                 ----------  ---------  ---------
    Net cash provided by financing activities..................................     581,851    263,644    383,924
                                                                                 ----------  ---------  ---------
Increase in cash and cash equivalents..........................................       9,429      8,994      6,688
Cash and cash equivalents, beginning of period.................................      27,226     18,232     11,544
                                                                                 ----------  ---------  ---------
Cash and cash equivalents, end of period.......................................  $   36,655  $  27,226  $  18,232
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
SUPPLEMENTAL INFORMATION:
  Businesses acquired:
    Fair value of assets acquired..............................................  $  779,192  $ 429,810  $ 517,412
    Liabilities assumed........................................................      78,202     75,856     89,470
                                                                                 ----------  ---------  ---------
    Cash paid for businesses acquired..........................................  $  700,990  $ 353,954  $ 427,942
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
  Interest paid................................................................  $  112,657  $ 102,040  $  71,395
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
  Non-cash investing and financing activities:
    Asset acquired under a capital lease obligation............................  $       --  $  11,738  $      --
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
    Preferred stock dividends in kind..........................................  $   16,582  $  17,478  $  14,459
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
    Accretion in carrying value of preferred stock.............................  $    1,090  $     590  $     590
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
    Accretion (reduction) in carrying value of common stock subject to
      redemption...............................................................  $     (885) $   9,927  $      --
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------

                See notes to consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance at January 1, 1994..................................................................
Issuances of common stock, net of issuance costs............................................
Expiration of redemption feature on common stock subject to redemption......................
$11.625 Series B Exchangeable Preferred Stock-dividends in kind.............................
$2.875 Senior Exchangeable Preferred Stock--cash dividends..................................
Old Preferred Stock--dividends in kind......................................................
Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock..............................................
    $11.625 Series B Exchangeable Preferred Stock...........................................
Cumulative foreign currency translation adjustments.........................................
Net loss....................................................................................

Balance at December 31, 1994................................................................
Issuances of common stock, net of issuance costs............................................
Expiration of redemption feature on common stock subject to redemption......................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind............................
$2.875 Senior Exchangeable Preferred Stock--cash dividends..................................
Old Preferred Stock--dividends in kind......................................................
Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock..............................................
    $11.625 Series B Exchangeable Preferred Stock...........................................
    Common stock subject to redemption......................................................
Cumulative foreign currency translation adjustments.........................................
Net loss....................................................................................

Balance at December 31, 1995................................................................
Issuances of common stock, net of issuance costs............................................
Expiration of redemption feature on common stock subject to redemption......................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind............................
$2.875 Senior Exchangeable Preferred Stock--cash dividends..................................
$10.00 Series D Exchangeable Preferred Stock--cash dividends................................

Reduction (accretion) of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock..............................................
    $11.625 Series B Exchangeable Preferred Stock...........................................
    $10.00 Series D Exchangeable Preferred Stock............................................
    Common stock subject to redemption......................................................
Cumulative foreign currency translation adjustments.........................................
Net income..................................................................................

Balance at December 31, 1996................................................................

                See notes to consolidated financial statements.

                                                    CUMULATIVE
                                                      FOREIGN
      COMMON STOCK        ADDITIONAL                 CURRENCY
------------------------   PAID-IN    ACCUMULATED   TRANSLATION
   SHARES       AMOUNT     CAPITAL      DEFICIT     ADJUSTMENTS     TOTAL
-------------  ---------  ----------  ------------  -----------  -----------
   94,705,557  $     947  $  488,541   $ (483,841)   $  (1,220)  $     4,427
    9,381,250         94      74,956                                  75,050
    1,251,002         12      10,033                                  10,045
                                          (13,185)                   (13,185)
                                          (11,500)                   (11,500)
                                           (1,274)                    (1,274)

                                (273)                                   (273)
                                (317)                                   (317)
                                                          (104)         (104)
                                          (41,403)                   (41,403)
-------------  ---------  ----------  ------------  -----------  -----------
  105,337,809      1,053     572,940     (551,203)      (1,324)       21,466
   20,435,782        204     184,964                                 185,168
      147,630          2         807                                     809
                                          (14,787)                   (14,787)
                                          (11,500)                   (11,500)
                                           (2,691)                    (2,691)

                                (273)                                   (273)
                                (317)                                   (317)
                              (9,927)                                 (9,927)
                                                            49            49
                                          (75,435)                   (75,435)
-------------  ---------  ----------  ------------  -----------  -----------
  125,921,221      1,259     748,194     (655,616)      (1,275)       92,562
      681,890          7       3,440                                   3,447
    1,745,934         17      21,213                                  21,230
                                          (16,582)                   (16,582)
                                          (11,500)                   (11,500)
                                          (15,444)                   (15,444)


                                (273)                                   (273)
                                (317)                                   (317)
                                (500)                                   (500)
                                 885                                     885
                                                             5             5
                                            8,044                      8,044
-------------  ---------  ----------  ------------  -----------  -----------
  128,349,045  $   1,283  $  772,642   $ (691,098)   $  (1,270)  $    81,557
-------------  ---------  ----------  ------------  -----------  -----------
-------------  ---------  ----------  ------------  -----------  -----------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

    K-III COMMUNICATIONS CORPORATION (WHICH TOGETHER WITH ITS SUBSIDIARIES IS HEREIN REFERRED TO AS EITHER "K-III" OR THE "COMPANY" UNLESS THE CONTEXT IMPLIES OTHERWISE) IS THE AUTHORITATIVE SOURCE FOR SPECIALIZED INFORMATION TO TARGETED MARKETS. The Company's three business segments are education, information and specialty media. The specialty media segment has in prior years been referred to as the media segment, but the Company believes that the use of specialty media is more descriptive of the underlying businesses. The education segment includes Channel One, Westcott, Weekly Reader, Newbridge, Krames and Katharine Gibbs Schools. This segment specializes in providing educational materials to the classroom and workplace learning markets. The information segment includes K-III Reference, K-III Directory, Haas, Bacon's, a portion of Intertec, Nelson and Daily Racing Form. The information segment produces consumer and business directories in a variety of formats for decision makers in business, professional and special interest consumer markets. The information is compiled and sold through reference works, newspapers, CD-ROMs, almanacs and directories. The specialty media segment includes K-III Magazines, PJS, McMullen Argus and the majority of Intertec. The specialty media segment is concentrated primarily on specialty consumer magazines, and technical and trade magazines.

2. CHANGE IN METHOD OF ACCOUNTING FOR ADVERTISING COSTS

    Effective July 1, 1994, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs" (the "SOP").

    Under the Company's previous accounting policy, general advertising costs were expensed as incurred; promotional and subscription acquisition costs were capitalized prior to the launching of a direct marketing or subscription acquisition campaign and then expensed when the promotional materials were mailed or displayed. In compliance with the new SOP, the Company now expenses advertising costs the first time the advertising takes place, except for direct-response advertising qualifying for capitalization under the SOP which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. The capitalized costs of advertising are amortized using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from 6 months to 2 years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and circulation expenses on the accompanying statements of consolidated operations. The adoption of this new accounting method resulted in a decrease in the net loss of approximately $2,000 ($.02 per share), $11,800 ($.10 per share) and $9,800 ($.09 per share) for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, 1995 and 1994, $28,452, $25,408 and $16,895 of advertising costs, respectively, were reported as net assets and included in other non-current assets on the accompanying consolidated balance sheets. Advertising expense was approximately $100,687, $88,176 and $100,357, during the years ended December 31, 1996, 1995 and 1994, respectively.

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

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Significant accounting estimates used include estimates for sales returns and allowances and estimates for the realization of deferred tax assets. Management has exercised reasonableness in deriving these estimates. However, actual results may differ.

    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the presentation used in the current period.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this new accounting standard did not have a material effect on the results of operations of the Company.

    Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. Pro forma disclosures of net income (loss) and loss per common and common equivalent share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied, are presented in
Note 18.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which becomes effective for the Company's 1997 consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

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

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, and the amortization of leasehold improvements are provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred.

    EDITORIAL AND PRODUCT DEVELOPMENT COSTS. Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are reported as assets and amortized over the estimated period of future benefit. Prior to July 1, 1994, direct-response advertising costs were capitalized prior to launching a direct marketing or subscription acquisition campaign and were expensed when the promotional materials were mailed (see Note 2).

    DEFERRED FINANCING COSTS. Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

    DEFERRED WIRING AND INSTALLATION COSTS. Wiring and installation costs incurred by Channel One and Westcott have been capitalized and are being amortized by the straight-line method over 15 and five years, respectively, the related estimated useful life.

    $2.875 SENIOR EXCHANGEABLE PREFERRED STOCK ("SENIOR PREFERRED STOCK"), $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK ("SERIES B PREFERRED STOCK") and the $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK ("SERIES D PREFERRED
STOCK"). The Senior Preferred Stock, Series B Preferred Stock and Series D Preferred Stock are stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being amortized (using the interest method) by periodic charges to additional paid-in capital.

    COMMON STOCK SUBJECT TO REDEMPTION. The common stock subject to redemption is stated at redemption value which at December 31, 1996 and 1995, is equal to quoted market value. The difference between the carrying value of such stock and its redemption value is recorded by periodic charges to additional paid-in capital.

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

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND INTANGIBLE
ASSETS. Intangible assets are being amortized using both accelerated and straight-line methods over periods ranging from 1/4 of 1 year to 40 years. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses.

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Newsstand sales are recognized as income at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Westcott subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue principally upon shipment, net of an allowance for returns which is provided based on sales. Distribution costs charged to customers are recognized as revenue when the related product is shipped. Tuition is recorded as deferred revenue when received and recognized ratably as income over the length of the school term. Channel One advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value.

    FOREIGN CURRENCY. Gains and losses on foreign currency transactions, which are not significant, have been included in other, net. The effects of translation of foreign currency financial statements into U.S. dollars are included in the cumulative foreign currency translation adjustments account in shareholders' equity.

    LOSS PER COMMON AND COMMON EQUIVALENT SHARE. Loss per common and common equivalent share for the years ended December 31, 1996, 1995 and 1994 was computed using the weighted average number of common and common equivalent shares outstanding during each year. The weighted average number of common and common equivalent shares outstanding during 1995 (for the quarters prior to the initial filing of the registration statement) and 1994, includes incremental shares for the common stock issued and non-qualified options granted to purchase common stock which were issued within one year prior to the initial filing of the registration statement for an initial public offering at a purchase price below $10.00 per share; and during the fourth quarters of 1996, 1995 and 1994, the weighted average of common and common equivalent shares includes incremental shares for non-qualified stock options granted to purchase common stock (collectively, the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

4. ACQUISITIONS

    The Company acquired certain net assets or stock of:

    1994--Channel One, which produces and distributes a daily advertising supported television news show for secondary school students and associated video programming; a publisher of directories of residential apartments available to rent; a producer and distributor of privately sponsored supplemental

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. ACQUISITIONS (CONTINUED)
educational materials; and Katharine Gibbs Schools, a network of seven post-secondary career schools. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1994.

    1995--a publisher of 13 specialty consumer magazine titles serving the sewing, crafts, woodworking and shooting sports areas; a publisher of 11 trade magazines in the mining, printing and packaging industries, a specialty consumer magazine, 15 truck and automobile price guides and three marketing and sales oriented magazines; an information provider for the public relations industry; a publisher of 21 specialty consumer magazines serving the automobile, truck, motorcycle and watercraft areas; a publisher of specialty consumer magazines serving the automotive area; and a publisher of trade magazines and directories and an operator of trade shows. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1995.

    1996--Cahners Consumer Magazines, a publisher of specialty consumer magazines including AMERICAN BABY, MODERN BRIDE, SAIL and POWER & MOTORYACHT, along with 20 related properties and Westcott which utilizes various multi-media technologies to provide workplace training, news, and information to professionals and students in the corporate and professional, automotive, banking, government and public service, education, health care, and interactive distance training markets. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1996.

    The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth in the accompanying consolidated balance sheet at December 31, 1996; however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. The foregoing acquisitions, except for Channel One, Cahners and Westcott, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions of Channel One, Cahners and Westcott had taken place on January 1, 1994:

                                                                        YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1996          1995          1994
                                                                ------------  ------------  ------------
Sales, net....................................................  $  1,413,930  $  1,238,254  $  1,194,673
Operating income (loss).......................................        82,100       (12,563)       14,861
Net income (loss).............................................        (8,239)     (106,012)      (84,688)
Loss applicable to common shareholders........................       (51,765)     (134,990)     (110,647)
Loss per common and common equivalent share...................         (0.40)        (1.17)        (1.07)

5. NET ASSETS HELD FOR SALE

    In 1995, the Company decided to sell, as of the acquisition date, certain technical and trade magazines which were originally acquired as part of a larger acquisition (see Note 6). During September 1996, the Company decided to divest Katharine Gibbs and expects to complete the sale in 1997. The net assets of these operations were recorded at net realizable value and have been classified as a current asset in net assets held for sale on the accompanying consolidated balance sheets.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DIVESTITURES

    In June 1995, the Company sold certain newly acquired technical and trade magazines and PREMIERE and on July 28, 1995, the Company sold Newfield. In connection with these sales, the Company has received aggregate cash proceeds of $58,656 and has recorded amounts due from buyer of approximately $5,000 on the accompanying consolidated balance sheets at December 31, 1996 and 1995. In connection with these sales, the Company recorded net aggregate provisions for loss on the sales of businesses of $35,447 for the year ended December 31, 1995 and $15,025 for the year ended December 31, 1994.

    During the second quarter of 1996, the Company completed the sale of certain technical and trade magazines. The differences between the proceeds received and the carrying values of the assets held for sale were treated as adjustments to the excess of purchase price over net assets acquired related to the retained businesses. In addition, during the second quarter of 1996, the Company sold a monthly tabloid targeted to electronic design engineers for consideration of a motion picture and television production magazine and cash proceeds. During the fourth quarter of 1996, the Company completed the sale of the Kits and Leaflets Division of PJS and certain specialty consumer magazines. In connection with these sales, the Company received aggregate cash proceeds of approximately $8,100 and recorded a net gain on sale of businesses of approximately $5,800.

7. RESTRUCTURING AND OTHER COSTS

    In the second quarter of 1995, the Company recorded charges of $14,667 related to a corporate restructuring effort at Newbridge, its professional book club business, and the completion of a manufacturing outsourcing effort at Daily Racing Form. Included in the restructuring charge of $7,272 are employee separation costs of $1,287, litigation matters of $3,349, a write-down of inventory and other assets of $2,086 related to the exit of a product line at Newbridge and costs associated with the termination of a real estate lease which is no longer needed in the operations of Daily Racing Form of $550. Included in the other costs of $7,395 are costs incurred and associated with the correction of customer and accounting systems and write-down of certain assets. During 1994 and early 1995, the Company experienced certain operational problems at Newbridge relating to periodic mailings which described its then current product offerings. These operational problems resulted in higher than normal levels of bad debts and returns. In addition, Newbridge implemented a new customer information processing system which inadvertently suppressed a number of customer and product offering mailings resulting in lower than anticipated demand for certain products and a corresponding increase in obsolete inventory. Subsequently, the operational and new system problems were corrected. Based on information which was then available, appropriate provisions for inventory obsolescence of approximately $500 and for bad debts of approximately $2,500 were recorded in the first quarter of 1995. Expenses associated with the outside consultants and systems corrections of approximately $1,400 were recorded in the second quarter of 1995. Additional obsolescence provisions of approximately $2,000 and bad debt provisions of approximately $1,000 were identified and recorded in the second quarter of 1995. Approximately $4,100 of the restructuring and other charges were paid in cash in 1995 and at December 31, 1995, approximately $2,600 of these charges is included in accrued liabilities. Approximately $1,200 of the restructuring and other charges were paid in cash in 1996 and at December 31, 1996, $1,400 of these charges is included in accrued liabilities, which is expected to be paid in 1997.

8. ADJUSTMENTS TO THE CARRYING VALUES OF LONG-LIVED ASSETS

    In accordance with its accounting policy, during 1995, the Company recorded aggregate write-downs of $17,958 and $5,786 to the carrying values of the identifiable intangible assets and goodwill of K-III

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. ADJUSTMENTS TO THE CARRYING VALUES OF LONG-LIVED ASSETS (CONTINUED)
Reference and a product line of Newbridge, respectively. These adjustments are included in amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations for the year ended December 31, 1995 and affect the operating results of the information and education segments.

9. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Accounts receivable...................................................  $  273,119  $  211,150
Less: Allowance for doubtful accounts.................................      15,418      14,364
     Allowance for returns and rebates................................      24,098      23,015
                                                                        ----------  ----------
                                                                        $  233,603  $  173,771
                                                                        ----------  ----------
                                                                        ----------  ----------

10. INVENTORIES, NET

    Inventories consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Finished goods..........................................................  $  41,497  $  49,026
Work in process.........................................................      2,111        969
Raw materials...........................................................     17,838     27,978
                                                                          ---------  ---------
                                                                             61,446     77,973
Less: allowance for obsolescence........................................      8,703      7,129
                                                                          ---------  ---------
                                                                          $  52,743  $  70,844
                                                                          ---------  ---------
                                                                          ---------  ---------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                                              DECEMBER 31,
                                                        RANGE OF LIVES   ----------------------
                                                            (YEARS)         1996        1995
                                                        ---------------  ----------  ----------
Land..................................................        --         $    2,022  $    2,043
Buildings and improvements............................          1-40         24,219      19,296
Furniture and fixtures................................          4-10         26,027      19,387
Machinery and equipment...............................           2-9         94,091      65,187
School equipment......................................            10         55,860      54,625
Other.................................................           3-7          2,401       1,232
                                                                         ----------  ----------
                                                                            204,620     161,770
Less: accumulated depreciation and amortization.......                       81,797      49,757
                                                                         ----------  ----------
                                                                         $  122,823  $  112,013
                                                                         ----------  ----------
                                                                         ----------  ----------

    Included in machinery and equipment above is an asset which was acquired under a capital lease in the amount of $11,738 with accumulated amortization of $1,739 and $434 at December 31, 1996 and 1995, respectively (see Note 22).

12. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                                                            DECEMBER 31,
                                                    RANGE OF LIVES   --------------------------
                                                        (YEARS)          1996          1995
                                                    ---------------  ------------  ------------
Trademarks........................................            40     $    448,490  $    416,524
Membership, subscriber and customer lists.........          2-20          504,951       435,960
Non-compete agreements............................          1-10          227,312       217,101
Trademark license agreements......................          2-15           17,500        17,500
Copyrights........................................         12-20           47,849        47,849
Video library.....................................           1-7           14,837        14,835
Databases.........................................          4-12          121,377       128,468
Advertiser lists..................................        .25-15          133,850        80,577
Distribution agreements...........................           1-7           15,336        15,336
Other.............................................        1.5-15           63,875        20,971
                                                                     ------------  ------------
                                                                        1,595,377     1,395,121
Less: accumulated amortization....................                        814,061       695,504
                                                                     ------------  ------------
                                                                     $    781,316  $    699,617
                                                                     ------------  ------------
                                                                     ------------  ------------

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $82,763 and $66,889, respectively, at December 31, 1996 and 1995.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------

Deferred financing costs, net.........................................  $   22,814  $   19,711
Deferred wiring and installation costs, net...........................      58,086      62,937
Direct-response advertising costs, net (see Note 2)...................      28,452      25,408
Prepublication and programming costs, net.............................       6,506       3,821
Other.................................................................       7,834       5,729
                                                                        ----------  ----------
                                                                        $  123,692  $  117,606
                                                                        ----------  ----------
                                                                        ----------  ----------

    The deferred financing costs are net of accumulated amortization of $9,794 and $8,139 at December 31, 1996 and 1995, respectively. The deferred wiring and installation costs are net of accumulated amortization of $12,850 and $7,163 at December 31, 1996 and 1995, respectively. Direct-response advertising costs are net of accumulated amortization of $70,661 and $29,569 at December 31, 1996 and 1995, respectively. Prepublication and programming costs are net of accumulated amortization of $4,852 and $4,121 at December 31, 1996 and 1995, respectively.

14. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------

Payroll, commissions and related employee benefits....................  $   40,553  $   43,482
Systems costs.........................................................       2,991       5,661
Rent and lease liabilities............................................      13,502      10,027
Retail display costs and allowances...................................       8,263      10,723
Promotion costs.......................................................       2,663       2,032
Royalties.............................................................       8,362       8,067
Circulation costs.....................................................       5,420       3,382
Professional fees.....................................................       4,408       2,566
Taxes.................................................................      17,162       6,778
Customer advances.....................................................       2,482       3,031
Other.................................................................      35,153      30,218
                                                                        ----------  ----------
                                                                        $  140,959  $  125,967
                                                                        ----------  ----------
                                                                        ----------  ----------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------

Borrowings under Revolving Credit Agreement.......................  $         --  $    435,988
Borrowings under New Credit Facilities............................       884,992            --
BONY Term Loan....................................................            --       150,000
Chase Term Loan...................................................            --       150,000
10 5/8% Senior Notes due 2002.....................................       233,250       250,000
10 1/4% Senior Notes due 2004.....................................       100,000       100,000
 8 1/2% Senior Notes due 2006.....................................       298,811            --
                                                                    ------------  ------------
                                                                       1,517,053     1,085,988
Acquisition obligation payable....................................        54,633        54,928
                                                                    ------------  ------------
                                                                       1,571,686     1,140,916
Less: current maturities of long-term debt........................         6,000         6,000
                                                                    ------------  ------------
                                                                    $  1,565,686  $  1,134,916
                                                                    ------------  ------------
                                                                    ------------  ------------

    On May 31, 1996, the Company replaced its existing credit facilities under the Revolving Credit Agreement, BONY Term Loan and the Chase Term Loan through which the Company could borrow $970,000 in the aggregate with new credit facilities with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facilities"). Under the New Credit Facilities, the Company has commitments of $1,250,000 and can borrow up to $1,500,000 in the aggregate. The Company used approximately $910,000 of the proceeds from the New Credit Facilities to repay borrowings under the previously existing credit facilities and to pay certain related fees and expenses.

    The New Credit Facilities are comprised of a $750,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $250,000 Term Loan ("Term Loan") and an additional $250,000 Revolving Loan Commitment, ("Revolver/Term Loan"). In addition, the Company has the right to solicit commitments of up to $250,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. The Revolver/Term Loan may be utilized through the incurrence of revolving credit loans. If the Company establishes commitments under the Tranche B Facility, the Tranche B Facility may be utilized through the incurrence of Tranche B revolving credit loans. The proceeds of the New Credit Facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions.

    The commitments under the Tranche A Loan Commitment and the Tranche B Facility are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT (CONTINUED)
and the final reduction on June 30, 2004. The mandatory reductions for the Tranche A Loan Commitment are as follows:

                                                                                  YEARS ENDING
                                                                                  DECEMBER 31,
                                                                                  ------------
1999............................................................................   $   75,000
2000............................................................................      150,000
2001............................................................................      150,000
2002............................................................................      150,000
2003............................................................................      150,000
2004............................................................................       75,000
                                                                                  ------------
                                                                                   $  750,000
                                                                                  ------------
                                                                                  ------------

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

    As of December 31, 1996, the borrowings under the New Credit Facilities consist of the $634,992 under the Tranche A Loan Commitment and $250,000 under the Term Loan.

    If the Company incurs indebtedness under the Revolver/Term Loan, the revolving loans outstanding will automatically convert to term loans on May 23, 1997 and will mature on June 30, 2004. If the Company exercises that right, then the term loans will be repaid according to the same installment schedule as stated for the Term Loan above. If the Company does not incur indebtedness prior to May 23, 1997, the Revolver/ Term Loan will expire.

    The amounts borrowed (other than swingline loans) pursuant to the New Credit Facilities bear interest at the following rates per annum, at the Company's option: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 0.5% and (b) the prime commercial lending rate announced by the Agent from time to time (the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the New Credit Facilities or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the New Credit Facilities. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the New Credit Facilities. During 1996, the weighted average interest rate on the Revolving Credit Agreement, BONY Term Loan, Chase Term Loan and New Credit Facilities were 7.04%, 7.50%, 6.94% and 7.07%. During 1995, the weighted average interest rates on the Revolving Credit Agreement, BONY Term Loan and Chase Term Loan, were 7.28%, 7.94% and 7.48%, respectively. Interest rates on the borrowings under the New Credit Facilities outstanding at December 31, 1996 ranged from 7.00% to 7.13%. The interest rate on the borrowings under the Revolving Credit Agreement outstanding at December 31, 1995 ranged from 6.75% to 7.44%. The interest rate on the BONY Term Loan outstanding

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT (CONTINUED)
at December 31, 1995 was 7.81% and the interest rate on the Chase Term Loan outstanding at December 31, 1995 was 7.63%

    The Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average unused commitment of Tranche A Loan Commitment and Tranche B Facility, certain fees with respect to the issuance of letters of credit and an annual administration fee. The Company has agreed to pay a commitment fee of 1/8 of 1% per annum on the daily average unused commitment of the $250,000 revolving credit under the Revolver/Term Loan.

    10 5/8% SENIOR NOTES. Interest on the 10 5/8% Senior Notes is payable semi-annually at the annual rate of 10 5/8%. The 10 5/8% Senior Notes mature on May 1, 2002. The 10 5/8% Senior Notes may not be redeemed prior to May 1, 1997 other than in connection with a change of control; however, a sinking fund payment on May 1, 2001 is required to retire 50% of the 10 5/8% Senior Notes prior to maturity. On May 1, 1997 and thereafter, the 10 5/8% Senior Notes are redeemable at prices ranging from 104% with annual reductions to 100% in 2000 plus accrued and unpaid interest. During November and December 1996, the Company purchased $16,750 of the 10 5/8% Senior Notes at a premium of 105.4% plus accrued interest from various brokers on the open market (see Note 26).

    10 1/4% SENIOR NOTES. The annual interest rate of 10 1/4% is payable semi-annually in June and December. The 10 1/4% Senior Notes mature on June 1, 2004, with no sinking fund. The 10 1/4% Senior Notes are redeemable on or after June 1, 1999; however, 35% of the aggregate principal amount of the 10 1/4% Senior Notes may be redeemed at a price of 109 1/4% plus accrued and unpaid interest on or prior to June 1, 1997 with net proceeds of a public equity offering. In addition, upon a change of control, the Company may redeem the 10 1/4% Senior Notes. Beginning in 1999 and thereafter, the 10 1/4% Senior Notes are redeemable at prices ranging from 104.95% with annual reductions to 100% in 2002 plus accrued and unpaid interest.

    8 1/2% SENIOR NOTES. On January 24, 1996, the Company completed a private offering of $300,000 of 8 1/2% Senior Notes. The 8 1/2% Senior Notes were issued at 99.578% with related issuance costs of approximately $7,000. On August 21, 1996, the Company exchanged its 8 1/2% Senior Notes ("Old Notes") for a new series of $300,000 8 1/2% Senior Notes due 2006 ("New Notes"). The New Notes have been registered under the Securities Act of 1933. The New Notes mature on February 1, 2006, with no sinking fund. Interest on the New Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The New Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the New Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest. Net proceeds from the Old Notes of approximately $293,000 were primarily used to pay down borrowings under the Revolving Credit Agreement.

    The 10 5/8% Senior Notes, 10 1/4% Senior Notes and 8 1/2% Senior Notes (together referred to as the "Senior Notes"), and the New Credit Facilities, all rank senior in right of payment to all subordinated indebtedness of K-III Communications Corporation (a holding company).

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and certain restricted payments. The Company is restricted from declaring or making dividend payments on its common and preferred stock. Under the Company's most restrictive debt covenants, the Company must

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. LONG-TERM DEBT (CONTINUED)
maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenues, income or equity of the Company.

    ACQUISITION OBLIGATION. In connection with the acquisition of certain of the Company's specialty consumer magazine operations and Daily Racing Form, an obligation was recorded equivalent to the present value of the principal and interest payments of the notes payable in the amount of $54,633 at December 31, 1996 and $54,928 at December 31, 1995. The interest rate used in calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such obligation at the time of the acquisition. Principal and interest amounts aggregating $69,500 will be repaid from June 1997 through June 2001.

    INTEREST RATE SWAP AGREEMENTS. In May 1995, the Company entered into two, three-year interest rate swap agreements with an aggregate notional amount of $200,000. Under these swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest which increases each year during the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.5% and 6.2%, respectively, in 1996 and 6.0% and 6.05%, respectively, in 1995. Also, in May 1995, the Company entered into a three-year interest rate cap agreement. As a result of this transaction, the Company currently has the right to receive payments based on a notional principal amount of $100,000 to the extent that three-month LIBOR exceeds 7.75% in year one, 8.75% in year two and 9.75% in year three of the agreement. Any interest differential to be received will be recognized as an adjustment to interest expense. The interest rate cap fee is recognized as an adjustment to interest expense over the life of the interest rate cap agreement.

    In the fourth quarter of 1996, the Company entered into six, one-year interest rate swap agreements with an aggregate notional amount of $600,000. Under these new swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest, each quarter, for the term of the agreements. As of December 31, 1996, the weighted average variable rate and weighted average fixed rate were 5.5% and 5.8%, respectively.

    The net interest differential, charged to interest expense in 1996, 1995 and 1994 was $1,943, $539 and $4,258, respectively. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap and cap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. INCOME TAXES

    At December 31, 1996, the Company had aggregate net operating loss carryforwards for Federal and state income tax purposes ("NOLs") of approximately $713,000 which will be available to reduce future taxable income. The utilization of such NOLs is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOL. The NOLs are scheduled to expire in the following years:

2003..............................................................  $  24,900
2004..............................................................     60,300
2005..............................................................    121,800
2006..............................................................     93,400
2007..............................................................     82,700
2008..............................................................     83,700
2009..............................................................     68,900
2010..............................................................    156,100
2011..............................................................     21,200
                                                                    ---------
                                                                    $ 713,000
                                                                    ---------
                                                                    ---------

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                                         DECEMBER 31, 1996
                                                                                 ---------------------------------
                                                                                  FEDERAL      STATE      TOTAL
                                                                                 ----------  ---------  ----------

DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory.............................  $    3,550  $   1,041  $    4,591
Difference between book and tax basis of accrued expenses and other............      18,583      5,444      24,027
Reserves not currently deductible..............................................       2,277        667       2,944
Difference between book and tax basis of other intangible assets...............      31,043      9,094      40,137
Operating loss carryforwards...................................................     192,267     56,326     248,593
                                                                                 ----------  ---------  ----------
Total..........................................................................     247,720     72,572     320,292
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible assets...............      32,612      9,554      42,166
Difference between book and tax basis of property and equipment................      11,382      3,335      14,717
Other..........................................................................       9,757      2,858      12,615
                                                                                 ----------  ---------  ----------
Total..........................................................................      53,751     15,747      69,498
                                                                                 ----------  ---------  ----------
Net deferred income tax assets.................................................     193,969     56,825     250,794
Less: Valuation allowances.....................................................      57,692     16,902      74,594
                                                                                 ----------  ---------  ----------
Net............................................................................  $  136,277  $  39,923  $  176,200
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. INCOME TAXES (CONTINUED)

                                                                                         DECEMBER 31, 1995
                                                                                 ---------------------------------
                                                                                  FEDERAL      STATE      TOTAL
                                                                                 ----------  ---------  ----------

DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory.............................  $    4,878  $   1,429  $    6,307
Difference between book and tax basis of accrued expenses and other............      19,991      5,856      25,847
Reserves not currently deductible..............................................      12,872      3,771      16,643
Difference between book and tax basis of other intangible assets...............      18,875      5,530      24,405
Operating loss carryforwards...................................................     168,310     49,309     217,619
                                                                                 ----------  ---------  ----------
Total..........................................................................     224,926     65,895     290,821
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible assets...............      24,515      7,182      31,697
Difference between book and tax basis of property and equipment................         964        283       1,247
Other..........................................................................       7,783      2,280      10,063
                                                                                 ----------  ---------  ----------
Total..........................................................................      33,262      9,745      43,007
                                                                                 ----------  ---------  ----------
Net deferred income tax assets.................................................     191,664     56,150     247,814
Less: Valuation allowances.....................................................     103,649     30,365     134,014
                                                                                 ----------  ---------  ----------
Net............................................................................  $   88,015  $  25,785  $  113,800
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

    At December 31, 1996, 1995 and 1994, management of the Company reviewed recent operating results and projected future operating results. At the end of each of the respective years, management determined that a portion of the net deferred income tax assets would likely be realized. Accordingly, in 1996, the Company reduced the valuation allowances by $62,400 and recorded an income tax benefit of $53,300 ($41,200 and $12,100 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $9,100; in 1995, the Company reduced the valuation allowances by $67,700 and recorded an income tax benefit of $59,600 ($46,100 and $13,500 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $8,100; and in 1994, the Company reduced the valuation allowances by $46,100 and recorded an income tax benefit of $42,100 ($32,600 and $9,500 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $4,000. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 1996, 1995 and 1994, after the reduction in the valuation allowances discussed above, there were net decreases in the valuation allowances of approximately $59,420, $1,404 and $13,800 respectively.

    A portion of the valuation allowances in the amount of approximately $30,200 at December 31, 1996 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                                                 DECEMBER 31,
                                                                                               1996        1995
                                                                                            ----------  ----------
$2.875 Senior Exchangeable Preferred Stock................................................  $   98,266  $   97,992
$11.625 Series B Exchangeable Preferred Stock.............................................     150,513     133,614
$10.000 Series D Exchangeable Preferred Stock.............................................     193,950      --
                                                                                            ----------  ----------
                                                                                            $  442,729  $  231,606
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    $2.875 SENIOR EXCHANGEABLE PREFERRED STOCK

    The Company authorized 4,000,000 shares of $.01 par value Senior Preferred Stock, all of which was issued and outstanding at December 31, 1996 and 1995. The liquidation and redemption value at December 31, 1996 and 1995 was $100,000. Annual dividends of $2.875 per share on the Senior Preferred Stock are cumulative and payable quarterly. Cash dividends of $11,500 have been paid during each of the years 1996, 1995 and 1994. The Senior Preferred Stock may be redeemed at the option of the Company, in whole or in part, at any time on or after May 1, 1997 at redemption prices set at 105.8% in 1997 with annual reductions to 100% in 2002 plus accrued and unpaid dividends to the date of redemption. The Company is required to redeem 50% of the Senior Preferred Stock on each of May 1, 2003 and May 1, 2004 at the liquidation preference of $25 per share plus accrued and unpaid dividends. Upon any voluntary or involuntary liquidation, the Senior Preferred Stock has a liquidation preference of $25 per share plus accrued and unpaid dividends. The Senior Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date for 11 1/2% Subordinated Debentures due 2004. The Senior Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $98,266 and $97,992 at December 31, 1996 and 1995, respectively.

    $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK

    The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,531,526 shares and 1,365,707 shares of which were issued and outstanding at December 31, 1996 and 1995, respectively. The liquidation and redemption value at December 31, 1996 and 1995 was $153,153 and $136,571, respectively. Annual dividends of $11.625 per share on the Series B Preferred Stock are cumulative and payable quarterly in cash or by issuing additional shares of the Series B Preferred Stock. On and after May 1, 1998, dividends must be paid in cash. On or after February 1, 1998, the Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series B Preferred Stock on May 1, 2005 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series B Preferred Stock is exchangeable at the option of the Company on or after an initial public offering of the Company's common stock for its 11 5/8% Class B Subordinated Exchange Debentures due 2005 provided no shares of the Senior Preferred Stock are then outstanding. Such debentures are subordinate to all existing and future liabilities and obligations of the Company and its subsidiaries. The Series B Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $150,513 and $133,614 at December 31, 1996 and 1995, respectively.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. EXCHANGEABLE PREFERRED STOCK (CONTINUED)
    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

    On January 24, 1996, the Company completed a private offering of 2,000,000 shares of $.01 par value, $10 Series C Exchangeable Preferred Stock ("Series C Preferred Stock") at $100 per share. Annual dividends of $10 per share on the Series C Preferred Stock were cumulative and payable quarterly, in cash, commencing May 1, 1996. On August 21, 1996, the Company exchanged the Series C Preferred Stock for 2,000,000 shares of $.01 par value, Series D Preferred Stock. Dividend payment terms of the Series D Preferred Stock are the same as the terms of the Series C Preferred Stock. The Series D Preferred Stock has been registered under the Securities Act of 1933. The liquidation and redemption value at December 31, 1996 was $200,000. On and after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 10% Class D Subordinated Exchange Debentures due 2008 provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. Net proceeds from the Series C Preferred Stock offering of approximately $193,000 were primarily used to pay down borrowings under the Revolving Credit Agreement. The Series D Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $193,950 at December 31, 1996.

18. COMMON STOCK

    In October 1995, the Company increased the authorized number of shares of common stock by 50,000,000 shares to 250,000,000 shares. During November 1995, the Company completed a public offering of 17,250,000 shares of common stock at a price of $10.00 per share. Proceeds from this initial public offering, net of commissions and other related expenses of approximately $9,500, were approximately $163,000. The Company used the net proceeds from this initial public offering to repay borrowings outstanding under its Revolving Credit Agreement, which could be reborrowed for general corporate purposes including acquisitions (see Note 15).

    STOCK PURCHASE AND OPTION PLAN. The K-III Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the forms of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The stock options are granted with exercise prices at quoted market value at time of issuance. For the purpose of determining fair value prior to November 1995, it was recognized that the Company's common stock was not readily saleable to third parties at that time, and therefore, was valued at a discount to a publicly-traded common stock. The common stock issued and redeemed is included in the table of the activity of the common stock subject to redemption.

    COMMON STOCK SUBJECT TO REDEMPTION. Under the following circumstances, employees have the right to resell their shares of common stock to the Company: termination of employment in connection with the sale of the business for which they work, death, disability or retirement after age 65. The resale feature expires five years after the effective purchase date of the common stock. Since inception of the Company,

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. COMMON STOCK (CONTINUED)
none of the employees has exercised such resale feature as a result of such sale, death, disability or retirement and the likelihood of significant resales is considered by management to be remote.

    The following summarizes the activity of the common stock subject to redemption:

                                                                                            SHARES       AMOUNT
                                                                                          -----------  ----------
Balance at January 1, 1994..............................................................    3,185,946  $   25,488
Acquisitions of common stock held by management.........................................      (27,436)       (169)
Issuances of common stock...............................................................      244,672       1,943
Expiration of redemption feature........................................................   (1,251,002)    (10,045)
                                                                                          -----------  ----------
Balance at December 31, 1994............................................................    2,152,180      17,217
Acquisitions of common stock held by management.........................................      (57,031)       (430)
Issuances of common stock...............................................................      458,994       3,274
Expiration of redemption feature........................................................     (147,630)       (809)
Accretion in carrying value.............................................................           --       9,927
                                                                                          -----------  ----------
Balance at December 31, 1995............................................................    2,406,513      29,179
Acquisitions of common stock held by management.........................................      (17,269)       (148)
Expiration of redemption feature........................................................   (1,745,934)    (21,230)
Reduction in carrying value.............................................................           --        (885)
                                                                                          -----------  ----------
Balance at December 31, 1996............................................................      643,310  $    6,916
                                                                                          -----------  ----------
                                                                                          -----------  ----------

    The redemption values of the common stock subject to redemption of $6,916 and $29,179 at December 31, 1996 and 1995, respectively, were based on a repurchase price of $10.750 per share and $12.125 per share which are the quoted market values at December 31, 1996 and 1995, respectively. Common stock subject to redemption is recorded on the accompanying consolidated balance sheets net of the amounts of notes receivable from employees (related to common stock issuances) outstanding of $959 and $1,157 at December 31, 1996 and 1995, respectively.

    ACCOUNTING FOR EMPLOYEE STOCK BASED COMPENSATION The K-III Stock Purchase and Option Plan has authorized the grant of options to management personnel for up to 25,000,000 shares of the Company's common stock. The options are exercisable at the rate of 20% per year over a five-year period commencing on the effective date of the grant; however, some optionees have received credit for periods of employment with the Company and its predecessors and subsidiaries prior to the date the options were granted. All options granted pursuant to the Plan will expire no later than ten years from the date the option was granted.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. COMMON STOCK (CONTINUED)
    A summary of the status of the Company's fixed stock option plan as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                    1996                                   1995                             1994
                    -------------------------------------  -------------------------------------  ------------------------
                                               WEIGHTED                               WEIGHTED
                                                 AVG.                                   AVG.
                                 EXERCISE      EXERCISE                 EXERCISE      EXERCISE                 EXERCISE
                     OPTIONS       PRICE         PRICE      OPTIONS       PRICE         PRICE      OPTIONS       PRICE
                    ---------  -------------  -----------  ---------  -------------  -----------  ---------  -------------

Outstanding--
  beginning of
  year............  12,326,087  $5.00-$8.00    $    5.98   9,610,447   $5.00-$8.00    $    5.31   8,865,297   $5.00-$7.00
  Granted.........  1,830,400  1$0.00-$11.94   $   11.12   3,139,325   $      8.00    $    8.00     850,000   $      8.00
  Exercised.......   (681,890)  $5.00-$8.00    $    5.36    (193,401)  $5.00-$8.00    $    5.19     (13,872)  $      5.00
  Forfeited.......   (263,385)  $5.00-$8.00    $    7.69    (230,284)  $5.00-$8.00    $    6.28     (90,978)  $5.00-$8.00
                    ---------                              ---------                              ---------
Outstanding--end
  of the year.....  13,211,212  $5.00-$11.94   $    6.69   12,326,087  $5.00-$8.00    $    5.98   9,610,447   $5.00-$8.00
                    ---------                              ---------                              ---------
                    ---------                              ---------                              ---------
Exercisable at end
  of the year.....  8,707,528   $5.00-$8.00    $    5.38   7,269,817   $5.00-$8.00    $    5.18   5,701,789   $5.00-$7.00
                    ---------                              ---------                              ---------
                    ---------                              ---------                              ---------

                     WEIGHTED
                       AVG.
                     EXERCISE
                       PRICE
                    -----------
Outstanding--
  beginning of
  year............   $    5.05
  Granted.........   $    8.00
  Exercised.......   $    5.00
  Forfeited.......   $    5.26
Outstanding--end
  of the year.....   $    5.31
Exercisable at end
  of the year.....   $    5.02

    The weighted-average fair value per option for options granted in 1996 and 1995 was $4.13 and $3.06, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1996:

                   NUMBER            WEIGHTED             WEIGHTED
   RANGE OF      OUTSTANDING     AVERAGE REMAINING         AVERAGE
EXERCISE PRICES  AT 12/31/96     CONTRACTUAL LIFE      EXERCISE PRICE
---------------  -----------  -----------------------  ---------------

    $5.00-$5.44   7,638,282                  5            $    5.00
          $7.00     155,400                  6            $    7.00
          $8.00   3,588,730                  8            $    8.00
  $10.00-$11.94   1,828,800                  9            $   11.13
                 -----------
                 13,211,212                  6            $    6.69
                 -----------
                 -----------

    SFAS No. 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1996 and 1995. The following weighted-average assumptions were used for 1996 and 1995, respectively: risk-free interest rates of 6.36% and 6.34%, dividend yields of 0.0% and 0.0%, volatility factors of the expected market price of the Company's

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. COMMON STOCK (CONTINUED)
common stock of 20.83% and 22.59%; and a weighted-average expected life of the option of 6 years. The estimated fair value of options granted during 1996 and 1995 was $7,560 and $9,592, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                                 1996       1995
                                                                                               ---------  ---------

Pro forma net income (loss)..................................................................  $   5,738  $ (76,388)
Pro forma loss applicable to common shareholders.............................................  $ (37,788) $(105,366)
Pro forma loss per common and common equivalent share........................................  $    (.29) $    (.92)

    The Company had reserved 20,837,921 shares of common stock for future issuances in connection with the plan at December 31, 1996.

19. ACCUMULATED DEFICIT

    The accumulated deficit of $691,098 at December 31, 1996 includes non-cash expenses related to the accumulated amortization of intangible assets, the excess of the purchase price over the net assets acquired and deferred financing costs, the write-offs of the unamortized balance of deferred financing costs (associated with all previous financings), the restructuring and other costs and the net provision on sales of businesses in the aggregate amount of approximately $924,900 which is net of the non-cash income tax benefits aggregating $155,000 through December 31, 1996.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows:

                                                                                    DECEMBER 31,
                                                                   ----------------------------------------------
                                                                            1996                    1995
                                                                   ----------------------  ----------------------

                                                                    CARRYING                CARRYING
                                                                     VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
10 5/8% Senior Notes.............................................  $  233,250  $  260,950  $  250,000  $  267,950
10 1/4% Senior Notes.............................................     100,000     105,400     100,000     107,720
8 1/2% Senior Notes..............................................     298,811     291,750      --          --
Acquisition Obligation...........................................      54,633      55,339      54,928      52,604
Senior Preferred Stock...........................................      98,266     107,500      97,992     109,000
Series B Preferred Stock.........................................     150,513     154,684     133,614     135,888
Series D Preferred Stock.........................................     193,950     196,000      --          --
Interest Rate Swap Agreements....................................         982       3,531         449       5,057
Purchased Interest Rate Cap Agreement............................        (159)         (2)       (274)         (2)

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

21. RETIREMENT PLANS

    Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was $5,432 in 1996, $5,245 in 1995 and $3,693 in 1994.

    In addition, the employees at K-III Magazines and the non-union employees at Daily Racing Form are eligible to participate in the K-III Pension Plan ("Pension Plan") which is a non-contributory defined benefit pension plan. The benefits to be paid under the Pension Plan are based on years of service and compensation amounts for the highest consecutive five years of service in the most current ten years. The Pension Plan is funded by means of contributions by the Company to the plan's trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and other short-term investments. The

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. RETIREMENT PLANS (CONTINUED)
components of the net periodic pension cost of the Pension Plan for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Service cost.........................................................................  $   1,203  $     755  $     761
Interest cost........................................................................        769        581        491
Actual investment (gain) or loss on plan assets......................................       (610)      (812)        20
Net amortization and deferral........................................................        462        774         16
                                                                                       ---------  ---------  ---------
Net periodic pension cost............................................................  $   1,824  $   1,298  $   1,288
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The following is a reconciliation of the funded status of the Pension Plan:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Actuarial present value of benefit obligation:
  Vested.................................................................  $  (6,342) $  (3,700)
  Non-vested.............................................................       (617)      (400)
                                                                           ---------  ---------
Accumulated benefit obligation...........................................     (6,959)    (4,100)
Additional liability based on projected compensation levels..............     (5,118)    (4,841)
                                                                           ---------  ---------
Projected benefit obligation.............................................    (12,077)    (8,941)
Plan assets at fair value................................................      5,473      4,273
                                                                           ---------  ---------
Projected benefit obligation in excess of plan assets....................     (6,604)    (4,668)
Unrecognized net loss (gain).............................................        172     (1,011)
Obligation recorded at acquisition date..................................      2,861      3,135
                                                                           ---------  ---------
Accrued pension cost.....................................................  $  (3,571) $  (2,544)
                                                                           ---------  ---------
                                                                           ---------  ---------

    The obligation recorded at the acquisition date of K-III Magazines and Daily Racing Form is the excess of the projected benefit obligation over the plan assets at the date of acquisition which is included in other non-current liabilities. The weighted average discount rate and the weighted average rate of compensation increases used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.0% for 1996 and 1995, respectively. The weighted average expected long-term rate of return on plan assets was 8.5% for 1996 and 1995.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $31,561, $24,409 and $23,996 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. Minimum rental commitments under noncancellable operating leases are approximately as follows:

                                                                     YEARS ENDING DECEMBER 31,
                                                                     -------------------------
1997...............................................................        $  33,040
1998...............................................................           29,762
1999...............................................................           25,565
2000...............................................................           23,546
2001...............................................................           18,510
Thereafter.........................................................           52,340
                                                                              ----------
                                                                           $  182,763
                                                                              ----------
                                                                              ----------

    Future minimum lease payments under a capital lease (see Note 11) are approximately as follows:

                                                                     YEARS ENDING DECEMBER 31,
                                                                     -------------------------
1997...............................................................         $     1,980
1998...............................................................               1,980
1999...............................................................               1,980
2000...............................................................               1,980
2001...............................................................               1,980
Thereafter.........................................................               5,275
                                                                               --------
                                                                                 15,175
Less: amount representing interest.................................               4,593
                                                                               --------
Present value of net minimum lease payments........................              10,582
Less: current portion..............................................                 969
                                                                               --------
Long-term obligations (included in other non-current
  liabilities).....................................................         $     9,613
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

    At December 31, 1996, the Company had letters of credit outstanding of approximately $4,850.

23. RELATED PARTY TRANSACTIONS

    During each of the years ended December 31, 1996, 1995 and 1994, the Company paid $1,000 in administrative and other fees to Kohlberg Kravis Roberts & Co. ("KKR"), an affiliated party, and an aggregate of $180, in directors' fees to certain partners of KKR. In addition, in connection with the Channel One acquisition, the Company paid $2,500 in investment advisory fees to KKR. On September 30, 1994, in order to finance the Channel One acquisition, the Company issued 1,501 shares of Series C

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23. RELATED PARTY TRANSACTIONS (CONTINUED)
Preferred Stock ("Old Preferred Stock") at $50,000 per share and 9,381,250 shares of common stock at $8.00 per share, which was the fair value at such date, to partnerships affiliated with KKR. Gross proceeds of $150,100 were received from these issuances. Dividends were payable at the higher of 11 3/4% and the interest rates associated with United States Treasury bills and notes plus applicable margins. The Old Preferred Stock was redeemed on November 21, 1994 for $76,324 which represented a redemption price of $50,000 per share plus the accumulated and unpaid dividends of $1,274.

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

24. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                      FIRST         SECOND          THIRD         FOURTH
                                                     QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                                  -------------  -------------  -------------  -------------  -------------

FOR THE YEAR ENDED DECEMBER 31, 1996:
Sales, net......................................       $314,953       $335,680       $344,418       $379,398     $1,374,449
Operating income................................          6,985         23,280         18,519         37,117         85,901
Net income (loss)...............................        (20,740)       (14,638)       (11,895)        55,317          8,044
Income (loss) applicable to common
  shareholders..................................        (27,584)       (27,041)       (23,973)        43,116        (35,482)
Earnings (loss) per common and common equivalent
  share.........................................          $(.21)         $(.21)         $(.19)          $.32          $(.27)
Weighted average common and common equivalent
  shares outstanding............................    128,502,847    128,787,528    128,874,002    133,866,152    130,007,632

FOR THE YEAR ENDED DECEMBER 31, 1995:
Sales, net......................................       $238,664       $257,228       $265,604       $284,833     $1,046,329
Operating income (loss).........................          4,663        (50,491)        13,130          6,423        (26,275)
Net income (loss)...............................        (20,701)       (78,929)       (14,635)        38,830        (75,435)
Income (loss) applicable to common
  shareholders..................................        (27,115)       (87,009)       (22,386)        32,097       (104,413)
Earnings (loss) per common and common equivalent
  share.........................................          $(.25)         $(.78)         $(.20)          $.25          $(.91)
Weighted average common and common equivalent
  shares outstanding............................    109,622,179    111,371,697    110,909,810    128,406,304    115,077,498

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)
    As a result of previous bank refinancings, the Company wrote off $7,572 of unamortized deferred financings costs in the second quarter of 1996 and $1,076 of unamortized deferred financing costs in the fourth quarter of 1996. In addition, in the fourth quarter of 1996, the Company recognized income tax benefits of $53,300. In the fourth quarter of 1996, the Company recorded certain catch-up adjustments to the amortization of identifiable intangible assets and goodwill due to the receipt of independent appraisal reports for intangible assets.

    The change in method of accounting for advertising costs resulted in a decrease to operating loss or increase to operating income and a decrease to net loss of approximately $16,000, $1,000 and $300 in the first, second and third quarters of 1995, respectively. This accounting change decreased operating income and net income by approximately $5,500 in the fourth quarter of 1995. During the second quarter of 1995, the Company recorded a provision for loss on the sales of businesses in the amount of $35,447, an aggregate write-down of $17,958 of the carrying values of the identifiable intangible assets and goodwill of K-III Reference and restructuring and other costs in the amount of $14,667. In addition, in the fourth quarter of 1995, the Company recognized income tax benefits of $59,600 and recorded a provision to write-off $5,786 of goodwill related to a product line of Newbridge. In the fourth quarter of 1995, the Company recorded certain catch-up adjustments to the amortization of identifiable intangible assets and goodwill due to the receipt of independent appraisal reports for intangible assets. For all quarters presented prior to the initial filing of the registration statement for the November 1995 initial public offering, the weighted average number of common stock shares outstanding include Incremental Shares as described in Note 3.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into three business segments: education, information and specialty media (see Note 1). Summarized financial information by business segment as of December 31, 1996, 1995 and 1994 and for each of the years then ended is set forth below:

                                                          1996          1995          1994
                                                      ------------  ------------  ------------
SALES, NET:
  Education.........................................  $    376,217  $    330,414  $    430,134
  Information.......................................       313,891       263,542       192,732
  Specialty Media...................................       684,341       452,373       341,782
                                                      ------------  ------------  ------------
  Total.............................................  $  1,374,449  $  1,046,329  $    964,648
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
OPERATING INCOME (LOSS):
  Education.........................................  $     15,011  $    (32,024) $     10,590
  Information.......................................        33,473        (8,683)       (2,307)
  Specialty Media...................................        59,693        32,169        15,877
  Corporate.........................................       (22,276)      (17,737)      (13,957)
                                                      ------------  ------------  ------------
  Total.............................................  $     85,901  $    (26,275) $     10,203
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
TOTAL ASSETS:
  Education.........................................  $    939,947  $    547,587  $    613,897
  Information.......................................       531,771       499,418       462,861
  Specialty Media...................................       908,374       723,711       464,626
  Corporate.........................................       172,123       110,700        48,308
                                                      ------------  ------------  ------------
  Total.............................................  $  2,552,215  $  1,881,416  $  1,589,692
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
DEPRECIATION, AMORTIZATION AND OTHER (1):
  Education.........................................  $     64,228  $    107,284  $     47,258
  Information.......................................        53,091        79,435        52,497
  Specialty Media...................................        76,281        58,100        54,571
  Corporate.........................................           764           706           645
                                                      ------------  ------------  ------------
  Total.............................................  $    194,364  $    245,525  $    154,971
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
CAPITAL EXPENDITURES:
  Education.........................................  $     14,471  $     10,896  $      8,768
  Information.......................................         4,343         6,119         4,133
  Specialty Media...................................         9,107         5,737         2,839
  Corporate.........................................         1,740         2,427           378
                                                      ------------  ------------  ------------
  Total.............................................  $     29,661  $     25,179  $     16,118
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

------------------------
(1) Other includes net provision for loss on the sales of businesses, provision for restructuring and other costs and amortization of deferred financing and organizational costs.

    There were no significant intersegment sales or transfers during 1996, 1995 and 1994. Operating income (loss) by business segment excludes interest income and interest expense. Corporate assets consist primarily of cash, receivables, property and equipment and the net deferred income tax asset. Depreciation, amortization and other does not include the write-off of unamortized deferred financing costs of $8,648 in 1996 and $11,874 in 1994 but it does include the net provision for loss on sale of a business of $15,025 in 1994, the net provision for loss on sales of businesses of $35,447 in 1995 and provision for restructuring and other costs of $14,667 in 1995.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION (CONTINUED)
    The adoption of a change in method of accounting for advertising costs resulted in an increase in operating income in 1994 for the education and specialty media segments of approximately $6,500 ($.06 per share) and $3,300 ($.03 per share), respectively. This change in method of accounting for advertising costs resulted in a decrease in operating loss in 1995 for the education and information segments of approximately $10,500 ($.09 per share) and $200, respectively, and an increase in operating income in 1995 for the specialty media segment of approximately $1,100 ($.01 per share) (see Note 2). In 1996, the change in method of accounting for advertising costs was immaterial for the education and information segments and resulted in an increase in operating income of approximately $1,700 ($.01 per share) for the specialty media segment.

26. SUBSEQUENT EVENTS

    Through March 12, 1997, the Company completed three product-line acquisitions consisting of specialty consumer magazines and specialized reference products. The aggregate purchase price was approximately $56,000.

    On March 11, 1997, the Company announced its intention to make public offerings of approximately 12.5 million shares of its common stock, par value $.01 per share (the "Offerings"). The net proceeds of the Offerings will be used to redeem the Company's outstanding Senior Preferred Stock and repay debt.

    As part of its strategy to focus on areas of its business that have the greatest potential for growth, the Company intends to divest certain businesses that do not fit within its growth vehicles. Those businesses are: the DAILY RACING FORM group, which includes a national daily newspaper covering thoroughbred horseracing and PRO FOOTBALL WEEKLY; KRAMES COMMUNICATIONS, a leading publisher of patient information sold to healthcare providers for distribution to patients and other healthcare users; the KATHARINE GIBBS SCHOOLS, a chain of seven business schools; NEWBRIDGE BOOK CLUBS, the largest book club organization for professionals in the United States; and NEW WOMAN magazine, a guide for personal relationships and careers. The proceeds of these sales will be used to repay indebtedness. These businesses represented approximately 19% of 1996 net sales of the Company. The unaudited combined operating results for the years ended December 31, 1996, 1995 and 1994 and total assets and liabilities at December 31, 1996 of these business units are approximately as follows:

                                                              1996        1995        1994
                                                           ----------  ----------  ----------
Sales, net...............................................  $  255,000  $  259,400  $  263,000
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating income (loss)..................................  $   (3,950) $   (5,330) $   (1,110)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Total assets (1).........................................  $  304,700
                                                           ----------
                                                           ----------
Total liabilities........................................  $   73,100
                                                           ----------
                                                           ----------

------------------------
(1) At December 31, 1996, KATHARINE GIBBS SCHOOLS is reflected as an asset held for sale in the accompanying consolidated balance sheet.

    IN JANUARY 1997, THE COMPANY PURCHASED, IN AGGREGATE, $20,850 OF THE 10 5/8% SENIOR NOTES AT A WEIGHTED AVERAGE PRICE OF 105%, PLUS ACCRUED AND UNPAID INTEREST, FROM VARIOUS BROKERS ON THE OPEN MARKET. In March 1997, the Company called for redemption all of its outstanding 10 5/8% Senior Notes. On May 1, 1997, the Company will redeem $212,400 principal amount of 10 5/8% Senior Notes, at a redemption price of 104% of the outstanding principal amount thereof, plus accrued and unpaid interest to the date of redemption.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

    Items 10, 11, 12 and 13 are omitted, except for information as to Executive Officers set forth in Part I, Item 1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules

                                                                                                                PAGE
                                                                                                                -----
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       K-III Communications Corporation and Subsidiaries
         For the Year Ended December 31, 1996..............................................................         S-1
         For the Year Ended December 31, 1995..............................................................         S-2
         For the Year Ended December 31, 1994..............................................................         S-3
       Independent Auditors' Report on Schedules--Deloitte & Touche LLP....................................         S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

      (b)--Reports on Form 8-K

                        --The Company has not filed any reports on Form 8-K during the fourth quarter of 1996.

      (c)--Exhibits

                  3.1   --Certificate of Incorporation of K-III. (7)
                  3.2   --Certificate of Designations of the Senior Preferred Stock. (2)
                  3.3   --Certificate of Designations of the Series B Preferred Stock. (3)
                  3.4   --Certificate of Designations of the Series C Preferred Stock. (9)
                  3.5   --Amended and Restated By-laws of K-III. (7)
                  3.6   --Certificate of Incorporation of K-III Prime Corporation. (2)
                  3.7   --By-laws of K-III Prime Corporation. (2)
                  3.8   --Certificate of Incorporation of Intertec Publishing Corporation. (2)
                  3.9   --Amended and Restated By-laws of Intertec Publishing Corporation. (2)
                  3.10  --Certificate of Incorporation of Newbridge Communications, Inc. (2)
                  3.11  --By-laws of Newbridge Communications, Inc. (2)
                  3.12  --Certificate of Incorporation of K-III Directory Corporation (1)

                  3.13  --By-laws of K-III Directory Corporation (1)
                  3.14  --Certificate of Incorporation of R.E.R. Publishing Corporation. (2)
                  3.15  --Amended and Restated By-laws of R.E.R. Publishing Corporation. (2)
                  3.16  --Certificate of Incorporation of Intermodal Publishing Company, Ltd. (2)
                  3.17  --Amended and Restated By-laws of Intermodal Publishing Company, Ltd. (2)
                  3.18  --Certificate of Incorporation of Weekly Reader Corporation. (2)
                  3.19  --By-laws of Weekly Reader Corporation. (2)
                  3.20  --Certificate of Incorporation of K-III Reference Corporation. (9)
                  3.21  --By-laws of K-III Reference Corporation. (2)
                  3.22  --Certificate of Amendment to Certificate of Incorporation of Funk &
                          Wagnalls Corporation (changing name to K-III Reference Corporation)(*)
                  3.23  --Certificate of Incorporation of Funk & Wagnalls Yearbook Corp. (2)
                  3.24  --By-laws of Funk & Wagnalls Yearbook Corp. (2)
                  3.25  --Certificate of Incorporation of Krames Communications Incorporated. (2)
                  3.26  --By-laws of Krames Communications Incorporated. (2)
                  3.27  --Certificate of Incorporation of Daily Racing Form, Inc. (2)
                  3.28  --By-laws of Daily Racing Form, Inc. (2)
                  3.29  --Certificate of Incorporation of DRF Finance, Inc. (2)
                  3.30  --By-laws of DRF Finance, Inc. (2)
                  3.31  --Certificate of Incorporation of K-III Magazine Corporation. (2)
                  3.32  --By-laws of K-III Magazine Corporation. (2)
                  3.33  --Certificate of Incorporation of K-III Magazine Finance Corporation. (2)
                  3.34  --By-laws of K-III Magazine Finance Corporation. (2)
                  3.35  --Certificate of Incorporation of Musical America Publishing, Inc. (1)
                  3.36  --By-laws of Musical America Publishing, Inc. (1)
                  3.37  --Certificate of Incorporation of K-III Holdings Corporation III. (2)
                  3.38  --By-laws of K-III Holdings Corporation III. (2)
                  3.39  --Certificate of Incorporation of Paramount Publishing Inc. (5)
                  3.40  --By-laws of Paramount Publishing, Inc. (5)
                  3.41  --Certificate of Incorporation of Nelson Information, Inc. (5)
                  3.42  --Certificate of Amendment to Certificate of Incorporation of Nelson
                          Publications, Inc. (changing name to Nelson Information, Inc.)(*)
                  3.43  --By-laws of Nelson Information, Inc. (5)
                  3.44  --Certificate of Incorporation of The Katharine Gibbs Schools, Inc. (8)
                  3.45  --By-laws of The Katharine Gibbs Schools, Inc. (5)
                  3.46  --Certificate of Incorporation of The Katharine Gibbs School of Norwalk,
                          Inc. (9)
                  3.47  --By-laws of The Katharine Gibbs School of Norwalk, Inc. (5)
                  3.48  --Certificate of Incorporation of K-III KG Corporation-Massachusetts (5)
                  3.49  --By-laws of K-III KG Corporation-Massachusetts (5)
                  3.50  --Certificate of Incorporation of The Katharine Gibbs School of Montclair,
                          Inc. (9)
                  3.51  --By-laws of The Katharine Gibbs School of Montclair, Inc. (5)
                  3.52  --Certificate of Incorporation of The Katharine Gibbs of Piscataway, Inc.
                          (9)
                  3.53  --By-laws of The Katharine Gibbs of Piscataway, Inc. (5)
                  3.54  --Certificate of Incorporation of The Katharine Gibbs Corporation-Melville
                          (5)
                  3.55  --By-laws of The Katharine Gibbs Corporation-Melville (5)
                  3.56  --Certificate of Incorporation of The Katharine Gibbs Corporation-New York
                          (5)

                  3.57  --By-laws of The Katharine Gibbs Corporation-New York (5)
                  3.58  --Certificate of Incorporation of The Katharine Gibbs School of Providence,
                          Inc. (8)
                  3.59  --By-laws of The Katharine Gibbs School of Providence, Inc. (5)
                  3.60  --Certificate of Incorporation of K-III HPC, Inc. (5)
                  3.61  --By-laws of K-III HPC, Inc. (5)
                  3.62  --Certificate of Incorporation of Haas Publishing Companies, Inc. (5)
                  3.63  --By-laws of Haas Publishing Companies, Inc. (5)
                  3.64  --Certificate of Incorporation of Stagebill, Inc. (8)
                  3.65  --By-laws of Stagebill, Inc. (8)
                  3.66  --Certificate of Incorporation of Lifetime Learning Systems, Inc. (8)
                  3.67  --By-laws of Lifetime Learning Systems, Inc. (8)
                  3.68  --Certificate of Incorporation of Channel One Communications Corporation.
                          (8)
                  3.69  --By-laws of Channel One Communications Corporation. (8)
                  3.70  --Certificate of Incorporation of Bacon's Information, Inc. (9)
                  3.71  --By-laws of Bacon's Information, Inc. (9)
                  3.72  --Certificate of Incorporation of Intertec Market Reports, Inc. (9)
                  3.73  --By-laws of Intertec Market Reports, Inc. (8)
                  3.74  --Certificate of Incorporation of Intertec Presentations, Inc. (9)
                  3.75  --By-laws of Intertec Presentations, Inc. (8)
                  3.76  --Certificate of Incorporation of MH West, Inc. (8)
                  3.77  --By-laws of MH West, Inc. (8)
                  3.78  --Certificate of Incorporation of Argus Publishers Corporation (9)
                  3.79  --By-laws of Argus Publishers Corporation (9)
                  3.80  --Certificate of Incorporation of Law Enforcement Television Network, Inc.
                          (Del) (*)
                  3.81  --By-laws of Law Enforcement Television Network, Inc. (Del) (*)
                  3.82  --Certificate of Incorporation of PJS Publications, Inc. (8)
                  3.83  --By-laws of PJS Publications, Inc. (8)
                  3.84  --Certificate of Incorporation of Symbol of Excellence Publishers, Inc. (8)
                  3.85  --By-laws of Symbol of Excellence Publishers, Inc. (8)
                  3.86  --Certificate of Incorporation of American Heat Video Productions, Inc. (*)
                  3.87  --By-laws of American Heat Video Productions, Inc. (*)
                  3.88  --Certificate of Incorporation of ASTN, Inc. (*)
                  3.89  --By-laws of ASTN, Inc. (*)
                  3.90  --Certificate of Incorporation of A WEP Company (*)
                  3.91  --By-laws of A WEP Company (*)
                  3.92  --Certificate of Incorporation of Bankers Consulting Company (*)
                  3.93  --By-laws of Bankers Consulting Company (*)
                  3.94  --Certificate of Incorporation of Data Book, Inc. (*)
                  3.95  --By-laws of Data Book, Inc. (*)
                  3.96  --Certificate of Incorporation of Excellence in Training Corporation (*)
                  3.97  --By-laws of Excellence in Training Corporation (*)
                  3.98  --Certificate of Incorporation of Gareth Stevens, Inc. (*)
                  3.99  --By-laws of Gareth Stevens, Inc. (*)
                 3.100  --Certificate of Incorporation of IDTN Leasing Corporation (*)
                 3.101  --By-laws of IDTN Leasing Corporation (*)

                 3.102  --Certificate of Incorporation of Industrial Training Systems Corporation
                          (*)
                 3.103  --By-laws of Industrial Training Systems Corporation (*)
                 3.104  --Certificate of Incorporation of Law Enforcement Television Network, Inc.
                          (TX) (*)
                 3.105  --By-laws of Law Enforcement Television Network, Inc. (TX) (*)
                 3.106  --Certificate of Incorporation of Lockert Jackson & Associates, Inc. (*)
                 3.107  --By-laws of Lockert Jackson & Associates, Inc. (*)
                 3.108  --Certificate of Incorporation of Straight Down, Inc. (*)
                 3.109  --Agreement of shareholders of Straight Down, Inc. (*)
                 3.110  --Certificate of Incorporation of Tel-A-Train, Inc. (*)
                 3.111  --By-laws of Tel-A-Train, Inc. (*)
                 3.112  --Certificate of Incorporation of TI-IN Acquisition Corporation (*)
                 3.113  --By-laws of TI-IN Acquisition Corporation (*)
                 3.114  --Certificate of Incorporation of Westcott Communications, Inc. (*)
                 3.115  --By-laws of Westcott Communications, Inc. (*)
                 3.116  --Certificate of Incorporation of Westcott Communications Michigan, Inc. (*)
                 3.117  --By-laws of Westcott Communications Michigan, Inc. (*)
                 3.118  --Certificate of Incorporation of Westcott ECI, Inc. (*)
                 3.119  --By-laws of Westcott ECI, Inc. (*)
                 3.120  --Certificate of Incorporation of Western Empire Publications, Inc. (*)
                 3.121  --By-laws of Western Empire Publications, Inc. (*)
                 3.122  --Certificate of Incorporation of McMullen Argus Publishing, Inc. (*)
                 3.123  --By-laws of McMullen Argus Publishing, Inc. (*)
                 3.124  --Certificate of Incorporation of The Electronics Source Book, Inc. (*)
                 3.125  --By-laws of The Electronics Source Book, Inc. (*)
                 3.126  --Certificate of Incorporation of Tunnell Publications, Inc. (*)
                 3.127  --By-laws of Tunnell Publications, Inc. (*)
                 3.128  --Certificate of Amendment of the Certificate of Incorporation of K-III KG
                          Corporation--New York I (changing name to The Katharine Gibbs
                          Corporation-- Melville)(*)
                 3.129  --Certificate of Amendment of the Certificate of Incorporation of K-III KG
                          Corporation--New York II (changing name to The Katharine Gibbs
                          Corporation-- New York)(*)
                  4.1   --10 5/8% Senior Note Indenture (including form of note and form of guarantee). (1)
                  4.2   --Form of 11 1/2% Subordinated Debenture Indenture,
                          (including form of debenture). (1)
                  4.3   --Form of Class B Subordinated Debenture Indenture
                          (including form of debenture). (2)
                  4.4   --10 1/4% Senior Note Indenture (including form of note and form of guarantee). (8)
                  4.5   --8 1/2% Senior Note Indenture (including forms of note and guarantee). (9)
                  4.6   --Form of Class D Subordinated Debenture Indenture. (11)
                 10.1   --Non-Competition Agreement, dated as of June 17, 1991, between News America
                          Holdings Incorporated, K-III Holdings Corporation III, K-III Magazines and
                          Daily Racing Form. (2)
                 10.2   --Agreement and Plan of Merger, dated as of April 22, 1996, by and among the
                          Company, K-III Prime Corporation, Acquiror Sub and Wettcott. (10)

                 10.3   --$250,000 Credit Facility with The Chase Manhattan Bank, The Bank of New
                          York, Bankers Trust Company and The Bank of Nova Scotia, as agents
                          (including forms of Guaranty and Contribution Agreements). (*)
                 10.4   --$1,250,000 Credit Facility with The Chase Manhattan Bank, The Bank of New
                          York, Bankers Trust Company and the Bank of Nova Scotia,
                          as agents (including forms of Guaranty and Contribution Agreements).(*)
                +10.5   --Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan.
                          (7)
                +10.6   --Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and
                          Restated as of March 5, 1997. (*)
                +10.7   --Form of Common Stock Purchase Agreement between K-III and senior management. (2)
                +10.8   --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)
                +10.9   --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)
                 10.10  --Form of Common Stock Purchase Agreement between K-III and senior management. (2)
                 10.11  --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)
                +10.12  --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)
                 10.13  --Amended Registration Rights Agreement dated as of May 13, 1992 among
                          K-III, MA Associates, L.P., FP Associates, L.P., Magazine Associates,
                          L.P., Publishing Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (1)
                 10.14  --Registration Rights Agreement dated as of September 30, 1994 among K-III,
                          Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (8)
                 10.15  --Registration Rights Agreement dated as of March 1, 1995 among K-III and
                          Channel One Associates, L.P. with respect to common stock of K-III. (8)
                +10.16  --Free Cash Flow Long-Term Plan. (1)
                +10.17  --Executive Incentive Compensation Plan. (8)
                +10.18  --Thrift and Retirement Plans. (1)
                +10.19  --Pension Plan. (1)
                +10.20  --1995 Restoration Plan. (8)
                +10.21  --Form of K-III Communications Short Term Senior Executive
                          Non-Discretionary Plan. (7)
                +10.22  --Form of K-III Communications Short Term Senior Executive Performance Plan.
                          (7)
                +10.23  --Form of K-III Communications Corporation Directors' Deferred Compensation
                          Plan. (*)
                +10.24  --Agreement, dated as of December 24, 1996, between K-III Communications
                          Corporation and Harry A. McQuillen (*)
                +10.25  --Agreement, dated as of December 24, 1996, between K-III Communications
                          Corporation and Jack L. Farnsworth (*)
                 11     --Statement Regarding Computation of Per Share Earnings (*)
                 12     --Statement Regarding Computation of Earnings to Fixed Charges(*)
                 21     --Subsidiaries of K-III. (*)
                 27     --Financial Data Schedule. (*)

------------------------

(1) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. File No. 1-11106.

(2) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-46116.

(3) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-60786.

(4) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. File No. 1-11106.

(5) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-77520.

(6) Incorporated by reference to K-III Communications Corporation's Current Report on Form 8-K dated September 30, 1994.

(7) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-96516.

(8) Incorporated by reference to K-III Communications Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11106.

(9) Incorporated by reference to K-III Communications Corporation's Form 10-K for the year ended December 31, 1995, File No. 1-11106.

(10) Incorporated by reference to K-III Communications Corporation's Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-3691.

(*) Filed herewith.

 + Executive contract or compensation plan or arrangement.

SUPPLEMENTAL INFORMATION

    The foregoing information is being provided to comply with the annual report requirements of the New York Stock Exchange.

The Company's Board of Directors is:

William F. Reilly                     Chairman of the Board and Chief
                                      Executive Officer, K-III Communications
                                      Corporation

Beverly C. Chell                      Vice Chairman, General Counsel and
                                      Secretary, K-III Communications
                                      Corporation

Meyer Feldberg                        Professor and Dean, Columbia University
                                      Graduate School of Business

Perry Golkin                          General Partner, KKR Associates; member
                                      of the limited liability company which
                                      serves as the general partner of KKR

Henry R. Kravis                       Founding Partner, Kohlberg Kravis
                                      Roberts & Co., L.P.; managing member of
                                      the Executive Committee of the limited
                                      liability company which serves as the
                                      general partner of KKR

Charles G. McCurdy                    President, K-III Communications
                                      Corporation

George R. Roberts                     Founding Partner, Kohlberg Kravis
                                      Roberts & Co., L.P.; managing member of
                                      the Executive Committee of the limited
                                      liability company which serves as the
                                      general partner of KKR

Michael T. Tokarz                     General Partner, KKR Associates; member
                                      of the limited liability company which
                                      serves as the general partner of KKR

    Messrs. Reilly, Golkin, Kravis and Tokarz are members of the Executive Committee. Mr. Feldberg is the sole member of the Audit Committee. Messrs. Golkin, Kravis and Tokarz are members of the Compensation Committee.

    The Company's Registrar and Transfer Agent for the Common Stock is the Bank of New York.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 28, 1997.

                                             K-III COMMUNICATIONS CORPORATION

                                          By        /s/ BEVERLY C. CHELL
                                             ...................................
                                                     (Beverly C. Chell)
                                                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 28, 1997.

                    SIGNATURES                                                  TITLE
---------------------------------------------------  ------------------------------------------------------------

        /s/ WILLIAM F. REILLY                        Chairman, Chief Executive Officer and Director (Principal
 ...................................................    Executive Officer)
                (William F. Reilly)

       /s/ CHARLES G. MCCURDY                        President and Director (Principal Financial Officer)
 ...................................................
               (Charles G. McCurdy)

        /s/ BEVERLY C. CHELL                         Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

                                                     Director
 ...................................................
                 (Meyer Feldberg)

          /s/ PERRY GOLKIN                           Director
 ...................................................
                  (Perry Golkin)

                                                     Director
 ...................................................
                  (Henry Kravis)

                                                     Director
 ...................................................
                (George R. Roberts)

        /s/ MICHAEL T. TOKARZ                        Director
 ...................................................
                (Michael T. Tokarz)

       /s/ CURTIS A. THOMPSON                        Vice President and Controller (Principal Accounting Officer)
 ...................................................
               (Curtis A. Thompson)

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 28, 1997.

ARGUS PUBLISHERS, CORPORATION
                                                  THE KATHARINE GIBBS SCHOOL OF
PISCATAWAY, INC.
AMERICAN HEAT VIDEO PRODUCTIONS,
INC.
                                                  THE KATHARINE GIBBS SCHOOL OF
PROVIDENCE, INC.
ASTN, INC.
                                                  KRAMES COMMUNICATIONS
INCORPORATED
A WEP COMPANY
                                                  LAW ENFORCEMENT TELEVISION
NETWORK, INC.
BACON'S INFORMATION, INC.
                                                  LAW ENFORCEMENT TELEVISION
NETWORK, INC.
BANKERS CONSULTING COMPANY
                                                  LIFETIME LEARNING SYSTEMS,
INC.
CHANNEL ONE COMMUNICATIONS
CORP.
                                                  LOCKERT JACKSON & ASSOCIATES,
INC.
DRF FINANCE, INC.
                                                  MH WEST, INC.
DAILY RACING FORM, INC.
                                                  MCMULLEN ARGUS PUBLISHING,
INC.
DATA BOOK, INC.
                                                  MUSICAL AMERICA PUBLISHING,
INC.
THE ELECTRONICS SOURCE BOOK,
INC.
                                                  NELSON INFORMATION, INC.
EXCELLENCE IN TRAINING
CORPORATION
                                                  NEWBRIDGE COMMUNICATIONS, INC.
FUNK & WAGNALLS YEARBOOK CORP.
                                                  PJS PUBLICATIONS, INC.
GARETH STEVENS, INC.
                                                  PARAMOUNT PUBLISHING, INC.
HAAS PUBLISHING COMPANIES,
INC.
                                                  R.E.R. PUBLISHING CORPORATION
INTERMODAL PUBLISHING COMPANY,
LTD.
                                                  STAGEBILL, INC.
IDTN LEASING CORPORATION
                                                  STRAIGHT DOWN, INC.
INDUSTRIAL TRAINING SYSTEMS
CORPORATION
                                                  SYMBOL OF EXCELLENCE
PUBLISHERS, INC.
INTERTEC MARKET REPORTS, INC.
                                                  TEL-A-TRAIN, INC.
INTERTEC PRESENTATIONS, INC.
                                                  TI-IN ACQUISITION CORPORATION
INTERTEC PUBLISHING
CORPORATION
                                                  TUNNELL PUBLICATIONS, INC.
K-III DIRECTORY CORPORATION
                                                  WEEKLY READER CORPORATION
K-III HOLDINGS CORPORATION III
                                                  WESTCOTT COMMUNICATIONS, INC.
K-III HPC, INC.
                                                  WESTCOTT COMMUNICATIONS
MICHIGAN, INC.
K-III KG CORP.--MASSACHUSETTS
                                                  WESTCOTT ECI, INC.
K-III MAGAZINE CORPORATION
                                                  WESTERN EMPIRE PUBLICATIONS,
INC.
K-III MAGAZINE FINANCE CORPORATION
K-III PRIME CORPORATION

K-III REFERENCE CORPORATION

THE KATHARINE GIBBS CORPORATION--MELVILLE
THE KATHARINE GIBBS CORPORATION--NEW YORK
THE KATHARINE GIBBS SCHOOLS, INC.
THE KATHARINE GIBBS SCHOOL OF MONTCLAIR, INC.
THE KATHARINE GIBBS SCHOOL OF NORWALK, INC.


              /s/ BEVERLY C. CHELL
              -------------------------------
                   (Beverly C. Chell)
              VICE CHAIRMAN AND SECRETARY


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 28, 1997.

SIGNATURES                 TITLE
---------  --------------------------------------

        /s/ WILLIAM F. REILLY                        Chairman and Director (Principal Executive Officer)
 ...................................................
                (William F. Reilly)

       /s/ CHARLES G. MCCURDY                        Vice Chairman, Chief Financial Officer and Director (Principal Financial
 ...................................................    Officer)
               (Charles G. McCurdy)

        /s/ BEVERLY C. CHELL                         Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

       /s/ CURTIS A. THOMPSON                        Vice President (Principal Accounting Officer)
 ...................................................
               (Curtis A. Thompson)

                                                                     SCHEDULE II

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                     END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------  ------------   ----------     ----------   ----------   ----------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 14,364      $ 21,438       $    62(1)   $(21,069)(3)  $  15,418
                                                                                   $   970(2)
                                                                                   $  (347)(4)
  Allowance for sales returns and
    rebates.......................................    $ 23,015      $ 79,819       $    --      $(78,736)(3)  $  24,098
Inventory
  Allowance for obsolescence......................    $  7,129      $  4,423       $   279(2)   $ (3,128)(3)  $   8,703
Accumulated amortization
  Goodwill........................................    $ 66,889      $ 23,576       $  (640)(4)  $ (7,062)(3)  $  82,763

  Other intangibles...............................    $695,504      $122,140       $(2,932)(4)  $   (651)(3)  $ 814,061

  Deferred financing costs........................    $  8,139      $  3,662         --         $ (2,007)(3)  $   9,794

  Deferred wiring and
    installation costs............................    $  7,163      $  6,753         --         $ (1,066)(3)  $  12,850

  Prepublication and programming costs............    $  4,121      $  2,847         --         $ (2,116)(3)  $   4,852

  Direct-response advertising costs...............    $ 29,569      $ 41,481         --         $   (389)(3)  $  70,661

------------------------
Notes:

(1) Increases in related valuation account result from acquisitions.

(2) Increases in related valuation account result from the recovery of amounts previously written off.

(3) Deductions from related valuation account result from write-offs and actual returns.

(4) Deductions from related valuation account result from reclassifications and write-offs related to net assets held for sale.

                                                                     SCHEDULE II

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                  BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                       END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------------  ------------   ----------     ----------   ------------   ----------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 13,482      $ 19,276        $1,195(1)   $(20,526)(3)   $  14,364
                                                                                    $  937(2)
  Allowance for sales returns and
    rebates.......................................    $ 23,543      $ 80,859        $  663(2)   $(82,072)(3)   $  23,015
                                                                                    $   22(2)
Inventory
  Allowance for obsolescence......................    $  5,138      $  2,662        $  622(1)   $ (1,463)(3)   $   7,129
                                                                                    $  170(2)

Accumulated amortization
  Goodwill........................................    $ 29,312      $ 37,572        $    5(2)     --           $  66,889

  Other intangibles...............................    $573,230      $122,609         --         $   (335)(3)   $ 695,504

  Deferred financing costs........................    $  5,004      $  3,135         --           --           $   8,139

  Deferred wiring and
    installation costs............................    $  1,413      $  6,334         --         $   (584)(3)   $   7,163

  Prepublication and programming costs............    $  6,732      $  1,954         --         $ (4,565)(3)   $   4,121

  Direct-response advertising costs...............    $  3,126      $ 28,774         --         $ (2,331)(3)   $  29,569

------------------------
Notes:

(1) Increases in related valuation account result from acquisitions.

(2) Increases in related valuation account result from the recovery of amounts previously written off.

(3) Deductions from related valuation account result from write-offs and actual returns.

                                                                     SCHEDULE II

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                   BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                        END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS        PERIOD
--------------------------------------------------  ------------   ----------     ----------   -----------   --------------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 28,137      $ 46,686        $1,686(2)  $   (45,537)(3)  $      13,482
                                                                                    $1,736(1)  $   (19,226)(4)
  Allowance for sales returns
    and rebates...................................    $ 30,421      $142,268        $   35(2)  $  (143,644)(3)  $      23,543
                                                                                    $  495(1)  $    (6,032)(4)
Inventory
  Allowance for obsolescence......................    $  8,320      $  4,519        $  207(2)  $    (4,708)(3)  $       5,138
                                                                                    $  327(1)  $    (3,527)(4)

Accumulated amortization
  Goodwill........................................    $ 20,942      $  9,419         --        $    (1,049)(4)  $      29,312

  Other intangibles...............................    $483,596      $109,752         --        $   (20,118)(4)  $     573,230

  Deferred financing costs........................    $  5,990      $  3,080         --        $    (4,066)(3)  $       5,004

  Deferred wiring and
    installation costs............................      --          $  1,505         --        $       (92)(3)  $       1,413

  Prepublication and programming costs............    $  4,675      $  2,099         --        $       (42)(3)  $       6,732
  Direct-response advertising
    costs.........................................      --          $  5,251         --        $    (2,125)(4)  $       3,126

------------------------
Notes:

(1) Increases in related valuation account result from acquisitions.

(2) Increases in related valuation account result from the recovery of amounts previously written off.

(3) Deductions from related valuation account result from write-offs and actual returns.

(4) Deductions from related valuation account result from reclassifications and write-offs related to net assets held for sale.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Shareholders and Board of Directors of K-III Communications Corporation
New York, New York:

    We have audited the consolidated balance sheets of K-III Communications Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated operations, consolidated cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 29, 1997 (March 19, 1997 as to Note
26); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of K-III Communications Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
January 29, 1997
(March 19, 1997 as to Note 26)