Form 10-Q
period 1997-03-31
K III COMMUNICATIONS CORP
filed 1997-05-15
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 or
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.


                        For Quarter Ended: March 31, 1997


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
                                                              --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X   No   ____


Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1997: 129,221,684

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE


Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              (Unaudited) as of December 31, 1996 and
              March 31, 1997                                              2

              Condensed Statements of Consolidated
              Operations (Unaudited) for the three months
              ended March 31, 1996 and 1997                               3

              Condensed Statements of Consolidated
              Cash Flows (Unaudited) for the three months
              ended March 31, 1996 and 1997                               4

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)                          5-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8-12


Part II.  Other Information: None


Signatures                                                               13

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 December 31,        March 31,
                                                                        1996             1997
                                                        (dollars in thousands, except per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                   $    36,655       $    30,573
     Accounts receivable, net                                        233,603           180,932
     Inventories, net                                                 52,743            28,687
     Net assets held for sale                                         18,684           286,700
     Prepaid expenses and other                                       34,834            28,319
                                                                 -----------       -----------
     Total current assets                                            376,519           555,211

Property and equipment, net                                          122,823           103,408
Other intangible assets, net                                         781,316           652,706
Excess of purchase price over net
     assets acquired, net                                            971,665           932,251
Deferred income tax asset, net                                       176,200           176,200
Other non-current assets                                             123,692           110,386
                                                                 -----------       -----------
                                                                 $ 2,552,215       $ 2,530,162
                                                                 ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $   107,258       $    67,259
     Accrued interest payable                                         22,150            24,513
     Accrued expenses and other                                      140,959           107,487
     Deferred revenues                                               144,857           134,094
     Current maturities of long-term debt                              6,000             6,000
                                                                 -----------       -----------

     Total current liabilities                                       421,224           339,353
                                                                 -----------       -----------

Long-term debt                                                     1,565,686         1,649,643
                                                                 -----------       -----------
Other non-current liabilities                                         35,062            32,202
                                                                 -----------       -----------
Exchangeable preferred stock                                         442,729           447,478
                                                                 -----------       -----------
Common stock subject to redemption ($.01 par value,
     643,310 shares and 508,310 shares outstanding at
     December 31, 1996 and March 31, 1997, respectively)               5,957             4,801
                                                                 -----------       -----------
Shareholders' equity
     Common stock ($.01 par value, 128,349,045 shares
     and 128,657,874 shares outstanding at December 31, 1996
     and March 31, 1997, respectively)                                 1,283             1,287
     Additional paid-in-capital                                      772,642           774,473
     Accumulated deficit                                            (691,098)         (717,524)
     Cumulative foreign currency translation adjustments              (1,270)           (1,551)
                                                                 -----------       -----------

     Total shareholders' equity                                       81,557            61,486
                                                                 -----------       -----------

                                                                 $ 2,552,215       $ 2,530,162
                                                                 ===========       ===========



            See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,

                                                                             1996              1997
                                                                (dollars in thousands, except per share amounts)
Sales, net:
     Specialty Media                                                    $   164,047       $   173,512
     Education                                                               83,052           104,887
     Information                                                             67,854            73,892
                                                                        -----------       -----------
Total sales, net                                                            314,953           352,291

Operating costs and expenses:
     Cost of goods sold                                                      83,445            80,098
     Marketing and selling                                                   60,798            70,202
     Distribution, circulation and fulfillment                               55,481            63,387
     Editorial                                                               22,145            29,310
     Other general expenses                                                  36,074            42,503
     Corporate administrative expenses                                        5,798             6,750
     Depreciation and amortization of
          prepublication costs, property and equipment                        7,674             9,839
     Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                           36,553            29,724
                                                                        -----------       -----------
Operating income                                                              6,985            20,478

Other income (expense):
     Interest expense                                                       (28,358)          (34,341)
     Amortization of deferred financing and organizational costs               (900)             (842)
     Other, net                                                               1,533               474
                                                                        -----------       -----------
Loss before income tax benefit and extraordinary charge                     (20,740)          (14,231)

Income tax benefit - carryback claim                                             --             1,685
                                                                        -----------       -----------

Loss before extraordinary charge                                            (20,740)          (12,546)

Extraordinary charge - extinguishment of debt                                    --            (1,554)
                                                                        -----------       -----------

Net loss                                                                    (20,740)          (14,100)

Preferred stock dividends:
     Non-cash                                                                (3,969)           (4,451)
     Cash                                                                    (2,875)           (7,875)
                                                                        -----------       -----------

Loss applicable to common shareholders                                  $   (27,584)      $   (26,426)
                                                                        ===========       ===========

Loss applicable to common shareholders per common share:

Loss before extraordinary charge                                        $      (.21)      $      (.19)

Extraordinary charge                                                    $        --       $      (.01)
                                                                        -----------       -----------

Net loss                                                                $      (.21)      $      (.20)
                                                                        ===========       ===========


Weighted average common shares outstanding                              128,502,847       129,114,344
                                                                        ===========       ===========





            See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1996              1997
                                                                                (dollars in thousands)
Operating activities:
     Net loss                                                             $   (20,740)      $   (14,100)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Extraordinary charge - extinguishment of debt                            --             1,554
          Depreciation, amortization and other                                 45,127            40,405
          Accretion of discount on acquisition obligation,
              distribution advance and other                                    1,681             1,653
          Other, net                                                           (1,359)              (95)

        Changes in operating assets and liabilities:
        (Increase) Decrease in:
            Accounts receivable, net                                           (7,716)           13,714
            Inventories, net                                                    7,923             1,408
            Prepaid expenses and other                                         (3,558)           (9,847)
        Increase (Decrease) in:
            Accounts payable                                                  (19,916)          (22,903)
            Accrued interest payable                                           14,123             2,363
            Accrued expenses and other                                        (13,074)          (12,745)
            Deferred revenues                                                  (2,823)           (8,934)
            Other non-current liabilities                                        (397)              (34)
                                                                          -----------       -----------

            Net cash used in operating activities                                (729)           (7,561)
                                                                          -----------       -----------

Investing activities:
     Additions to property, equipment and other                                (3,989)           (7,075)
     Proceeds from sales of property, equipment and other                       1,412                87
     Payments for businesses acquired                                        (210,831)          (66,435)
                                                                          -----------       -----------

            Net cash used in investing activities                            (213,408)          (73,423)
                                                                          -----------       -----------

Financing activities:
     Borrowings under credit agreements                                       235,947           174,442
     Repayments of borrowings under credit agreements                        (502,000)          (70,950)
     Proceeds from issuance of 8 1/2% Senior Notes, net of discount           298,734                --
     Proceeds from issuance of common stock, net of redemptions                 1,379               975
     Proceeds from issuance of Series C (exchanged into Series D )
            Preferred Stock, net of issuance costs                            193,721                --
     Purchases of 10 5/8% Senior Notes                                             --           (21,891)
     Dividends paid to preferred shareholders                                  (2,875)           (7,875)
     Deferred financing costs paid                                             (5,755)              (83)
     Other                                                                        (18)              284
                                                                          -----------       -----------

            Net cash provided by financing activities                         219,133            74,902
                                                                          -----------       -----------

Increase (decrease) in cash and cash equivalents                                4,996            (6,082)
Cash and cash equivalents, beginning of period                                 27,226            36,655
                                                                          -----------       -----------

Cash and cash equivalents, end of period                                  $    32,222       $    30,573
                                                                          ===========       ===========

Supplemental information:
     Cash interest paid                                                   $    11,617       $    30,001
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

The Company's operations have been organized into three business segments: specialty media, education and information.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which becomes effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 will eliminate disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

2.    Acquisitions
      ------------

During the three-month period ended March 31, 1997, the Company completed several acquisitions which were financed through borrowings under the Company's credit agreements. Cash payments for these acquisitions on an aggregate basis was $66,435 (net of liabilities assumed of approximately $5,741) and includes certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $30,408.


The preliminary purchase cost allocations for the 1997 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 1997; however, the changes are not expected to have a material effect on the consolidated financial position of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1996, they would not have had a material impact on the results of operations for the three-month periods ended March 31, 1996 and 1997.



3.   Net Assets Held for Sale
     ------------------------


On March 11, 1997, the Company announced its intention to divest the following four non-core business units; Daily Racing Form, Inc. (including Pro-Football Weekly), Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), New Woman Magazine and Krames Communications Incorporated. These planned divestitures, in addition to Katharine Gibbs Schools, Inc., which the Company had decided to divest in 1996, collectively, the ("Non-Core Units"), are part of the Company's plan to focus on six key businesses in markets that have strong demographics and dynamic growth opportunities. The Company expects to complete the sales of the Non-Core Units in 1997. The net assets of the Non-Core Units have been classified under the caption net assets held for sale and are recorded at their aggregate carrying value of $18,684 and $286,700 on the accompanying condensed consolidated balance sheets at December 31, 1996 and March 31, 1997, respectively. The operating results of the Non-Core Units are included in the accompanying statements of condensed consolidated operations for the three-month periods ended March 31, 1996 and 1997. Total sales for the Non-Core Units were $68,616 and $66,203 for three-month periods ending March 31, 1996 and 1997, respectively. Operating income (loss) for the Non-Core Units was $(4,712) and $505 for the three-month periods ending March 31, 1996 and 1997, respectively.

4.   Inventories
     -----------

Inventories consist of the following:

                                               December 31,    March 31,
                                                   1996          1997
                                                   ----          ----
         Finished Goods                         $ 41,497       $ 13,047
         Work in Process                           2,111            118
         Raw Materials                            17,838         18,297
                                                --------       --------
                                                  61,446         31,462
         Less allowance for obsolescence           8,703          2,775
                                                --------       --------
                                                $ 52,743       $ 28,687
                                                ========       ========




5.   Long-term debt
     --------------

Long-term debt consists of the following:
                                            December 31,       March 31,
                                                  1996            1997
                                                  ----            ----
     Borrowings under New Bank Facilities     $  884,992     $   988,484
     8 1/2% Senior Notes due 2006, net           298,811         298,833
     10 1/4% Senior Notes due 2004               100,000         100,000
     10 5/8% Senior Notes due 2002               233,250         212,400
                                              ----------      ----------
     Total                                     1,517,053       1,599,717
     Acquisition obligation payable               54,633          55,926
                                              ----------      ----------
                                               1,571,686       1,655,643
        Less: current portion                      6,000           6,000
                                              ----------      ----------
                                              $1,565,686      $1,649,643
                                              ==========      ==========

In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest, from various brokers on the open market. The premium paid on the purchase and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $1,554 on the accompanying statement of condensed consolidated operations for the three months ending March 31, 1997. (See Note 8 - Subsequent Events).




6. Exchangeable Preferred Stock
   ----------------------------

Exchangeable Preferred Stock consists of the following:

                                                  December 31,       March 31,
                                                      1996              1997
                                                      ----              ----
$2.875 Senior Exchangeable Preferred Stock         $ 98,266          $ 98,334
$11.625 Series B Exchangeable Preferred Stock       150,513           155,043
$10.000 Series D Exchangeable Preferred Stock       193,950           194,101
                                                   --------          --------
                                                   $442,729          $447,478
                                                   ========          ========


$2.875 Senior Exchangeable Preferred Stock

The Company authorized 4,000,000 shares of $.01 par value Senior Preferred Stock, all of which was issued and outstanding at December 31, 1996 and March 31, 1997. The liquidation and redemption value at December 31, 1996 and March 31, 1997 was $100,000.

$11.625 Series B Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,531,526 shares and 1,576,036 shares of which were issued and outstanding at December 31, 1996 and March 31, 1997, respectively. The liquidation and redemption value at December 31, 1996 and March 31, 1997 was $153,153 and $157,604, respectively.

$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series D Preferred Stock, all of which was issued and outstanding at December 31, 1996 and March 31, 1997. The liquidation and redemption value at December 31, 1996 and March 31, 1997 was $200,000.


7.   Loss per Common Share
     ---------------------

Loss per common share for the three-month periods ended March 31, 1996 and 1997 was computed using the weighted average number of common stock shares outstanding during each period. The effect of the assumed exercise of non-qualified stock options is not included because the effect is antidilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.


8.  Subsequent Events
    -----------------

In April 1997, the Company completed two product-line acquisitions, QWIZ, Inc. in workplace learning and IntelliChoice, Inc. in business directories. The aggregate purchase price approximated $53,000.

On April 21, 1997, the Company entered into a credit agreement with The Chase Manhattan Bank, The Bank of New York, Bankers Trust Company and The Bank of Nova Scotia as agents (the "Credit Agreement"). Under the Credit Agreement, the Company has commitments of $150,000 which may be utilized through the incurrence of revolving credit loans. The proceeds of the Credit Agreement may be used for general corporate and working capital purposes, including the redemption of the 10 5/8% Senior Notes as well as to finance certain future acquisitions. The Credit Agreement expires on April 20, 1998. As of May 14, 1997, the Company has borrowed $80,000 under the Credit Agreement.

The amounts borrowed under the Credit Agreement bear interest, at the same rates per annum as the Bank Credit Facilities, at the Company's option: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 0.5% and (b) the prime commercial lending rate announced by the administrative agent from time to time; plus in each case, an applicable margin of up to 1/8 of 1% as specified in the Credit Agreement or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the Credit Agreement.

The Company has agreed to pay a commitment fee of 1/8 of 1% per annum on the daily average unutilized commitment of the $150,000 Credit Agreement.

On May 1, 1997, the Company redeemed $212,400 principal amount of 10 5/8% Senior Notes, at a redemption price of 104% of the outstanding principal amount thereof, plus accrued and unpaid interest to the date of redemption of $11,284.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     INTRODUCTION

     K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company". The following discussion and analysis of K-III's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company organizes its businesses into three segments: specialty media, education and information. Management believes that a meaningful comparison of the results of operations for 1996 and 1997 is obtained by using this segment information.




                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)


                                               Three Months Ended
                                                     March 31,
                                              1996              1997
                                              ----              ----
Sales, net:
     Specialty Media                       $ 164,047         $ 173,512
     Education                                83,052           104,887
     Information                              67,854            73,892
                                           ---------         ---------
         Total                             $ 314,953         $ 352,291
                                           =========         =========


Operating income (loss):
     Specialty Media                           8,230            17,569
     Education                                 4,911             5,837
     Information                                (182)            3,470
     Corporate                                (5,974)           (6,398)
                                           ---------         ---------

     Total                                     6,985            20,478


Other income (expense):
     Interest expense                        (28,358)          (34,341)
     Amortization of deferred financing
        and organizational costs                (900)             (842)
     Other, net                                1,533               474
                                           ---------         ---------

Loss before income tax benefit and
     extraordinary charge                    (20,740)          (14,231)

Income tax benefit - carryback claim              --             1,685
                                           ---------         ---------

Loss before extraordinary charge             (20,740)          (12,546)

Extraordinary charge - extinguishment
     of debt                                      --            (1,554)
                                           ---------         ---------

Net loss                                   $ (20,740)        $ (14,100)
                                           ==========        =========

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)
----------------------------------------------------------------------

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996:
--------------------------------------------------------------------------------

Consolidated Results:
---------------------

Consolidated sales increased by 11.9% to $352,291 in the first quarter of 1997 from $314,953 in 1996. The sales increase resulted from growth in all segments, as well as from the impact of recent acquisitions, in particular, Westcott which added $22,828 to the sales growth in the first quarter of 1997. Consolidated operating profit increased to $20,478 in the first quarter of 1997 as compared to operating profit of $6,985 in the same period in 1996. This improvement was primarily due to the increases in sales and a decrease in amortization of intangible assets, excess of purchase price over net assets acquired and paper price reductions. Average paper prices were 23.2% lower in the 1997 quarter versus 1996. Interest expense increased by $5,983 or 21.1% in the first quarter 1997 over 1996 primarily due to the increased level of borrowings associated with acquisitions. The consolidated net loss decreased by $6,640 to $14,100 in the first quarter of 1997 versus $20,740 in 1996 due primarily to the increase in operating profit.

Specialty Media:
----------------

The specialty media segment's sales increased by $9,465 or 5.8% in the first quarter of 1997 versus 1996 primarily due to greater advertising revenue, particularly at Seventeen, New York and the Company's telecommunications trade publications, plus certain acquisitions. The specialty media segment's operating profit increased to $17,569 in the first quarter 1997 from $8,230 in the 1996 period due to the increased sales, the impact of acquisitions and the stabilization of paper prices in 1997.

Education:
----------

The education segment's sales increased by $21,835 or 26.3% in the first quarter of 1997 versus 1996. The increase in sales reflected gains at Weekly Reader and Films for the Humanities and Sciences, along with the addition of Westcott which the Company acquired in May 1996, offset by declines at Newbridge Communications, Inc. Channel One's sales were held back because of one client's major advertising campaign which was deferred to the second quarter of 1997. The education segment had operating profit of $5,837 in the first quarter of 1997 versus an operating profit of $4,911 in 1996.

Information:
------------

The information segment's sales increased by $6,038 or 8.9% in the first quarter of 1997 over 1996. The increase in revenues was driven by double-digit organic growth in the apartment and home buyers guides, increased revenues at Bacon's CD-ROM database plus the effect of acquisitions. The operating profit for the information segment increased to $3,470 compared to an operating loss of $182 in the 1996 period.

Liquidity and Capital Resources
-------------------------------

Consolidated working capital (deficiency) including current maturities of long-term debt was $215,858 at March 31, 1997 compared to $(44,705) at December 31, 1996. Excluding the effect of the reclassification of net assets held for sale, consolidated working capital (deficiency) including current maturities of long-term debt would have been $(48,978) at March 31, 1997 compared to $(69,317) at December 31, 1996. Consolidated working capital reflects the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.


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

                                                   Three  Months Ended
                                                        March 31,
                                                  1996             1997
                                                  ----             ----
EBITDA:

     Specialty Media                         $   27,089       $   30,687
     Education                                   17,021           21,861
     Information                                 12,900           14,243
     Corporate                                   (5,798)          (6,750)
                                             ----------       ----------
     Total                                   $   51,212       $   60,041
                                             ==========       ==========


Net Cash Provided by (Used in)
       Operating Activities:

     Specialty Media                         $    6,360       $   17,559
     Education                                      697           (1,927)
     Information                                 13,461           15,639
     Corporate                                  (21,247)         (38,832)
                                             ----------       ----------
     Total                                   $     (729)      $   (7,561)
                                             ==========       ==========


Net Cash Used in Investing
       Activities:

     Specialty Media                         $ (184,844)      $  (42,856)
     Education                                   (2,292)          (4,201)
     Information                                (26,004)         (26,028)
     Corporate                                     (268)            (338)
                                             ----------       ----------
     Total                                   $ (213,408)      $  (73,423)
                                             ==========       ==========


Net Cash Provided by (Used in)
       Financing Activities:

     Specialty Media                         $   (3,372)      $      (43)
     Education                                   (1,443)             317
     Information                                 (1,630)             (34)
     Corporate                                  225,578           74,662
                                             ----------       ----------
     Total                                   $  219,133       $   74,902
                                             ==========       ==========


Excess (Deficiency) of Earnings
       to Fixed Charges:

     Specialty Media                         $    8,106       $   16,955
     Education                                    4,405            5,339
     Information                                 (1,148)           2,017
     Corporate                                  (32,103)         (38,542)
                                             ----------       ----------
     Total                                   $  (20,740)      $  (14,231)
                                             ==========       ==========


Excess (Deficiency) of Earnings
       to Fixed Charges and Preferred
       Stock Dividends:

     Specialty Media                         $    8,106       $   16,955
     Education                                    4,405            5,339
     Information                                 (1,148)           2,017
     Corporate                                  (38,947)         (50,868)
                                             ----------       ----------
     Total                                   $  (27,584)      $  (26,557)
                                             ==========       ==========

Consolidated EBITDA increased by $8,829 in the first quarter of 1997 over 1996 mainly as a result of growth from existing operations, new product additions and acquisitions of businesses. The net cash used in operating activities during the first quarter of 1997, after interest payments of $30,001, was $7,561 versus $729 in the first quarter of 1996, after interest payments of $11,617. Net cash used in operating activities increased by $6,832 during the first quarter of 1997 over 1996 due primarily to an increase in prepaid expenses and a decrease in accrued interest payable offset by EBITDA growth. Capital expenditures were $7,075 during the first quarter of 1997 which was an increase of $3,086 from the 1996 period. Payments for acquisitions of $66,435 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the first quarter of 1997.

The Company's earnings (defined as pretax income or loss from continuing operations) are inadequate to cover fixed charges and fixed charges plus preferred stock dividends by $20,740 and $27,584 for the first quarter of 1996 and $14,231 and $26,557 for the first quarter of 1997. Fixed charges consist of interest expense on long-term debt and other non-current obligations (including current maturities on long-term debt), amortization of deferred financing costs, write-off of deferred financing costs and that portion of operating rental expense that represents interest. Such earnings have been reduced by non-cash charges (including depreciation, amortization and non-cash dividends) of approximately $50,777 and $47,022 for the first quarter of 1996 and 1997, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges and fixed charges plus preferred stock dividends by approximately $26,068 and $23,193 for the first quarter of 1996 and $28,340 and $20,465 for the first quarter of 1997.

Recent Developments
-------------------

In April 1997, the Company completed two product-line acquisitions, QWIZ, Inc. in workplace learning and IntelliChoice, Inc. in business directories. The aggregate purchase price approximated $53,000.

On April 21, 1997, the Company entered into a credit agreement with The Chase Manhattan Bank, The Bank of New York, Bankers Trust Company and The Bank of Nova Scotia as agents (the "Credit Agreement"). Under the Credit Agreement, the Company has commitments of $150,000 which may be utilized through the incurrence of revolving credit loans. The proceeds of the Credit Agreement may be used for general corporate and working capital purposes, including the redemption of the 10 5/8% Senior Notes as well as to finance certain future acquisitions. The Credit Agreement expires on April 20, 1998. As of May 14, 1997, the Company has borrowed $80,000 under the Credit Agreement.

The amounts borrowed under the Credit Agreement bear interest, at the same rates per annum as the Bank Credit Facilities, at the Company's option: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 0.5% and (b) the prime commercial lending rate announced by the administrative agent from time to time; plus in each case, an applicable margin of up to 1/8 of 1% as specified in the Credit Agreement or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the Credit Agreement.

The Company has agreed to pay a commitment fee of 1/8 of 1% per annum on the daily average unutilized commitment of the $150,000 Credit Agreement.

On May 1, 1997, the Company redeemed $212,400 principal amount of 10 5/8% Senior Notes, at a redemption price of 104% of the outstanding principal amount thereof, plus accrued and unpaid interest to the date of redemption of $11,284.


Impact of Inflation
-------------------

The impact of inflation was immaterial during 1996 and 1997 with the exception of paper prices in early 1996. Paper prices declined around mid-year 1996 and continued that trend through the first quarter of 1997. Overall, the Company's average paper prices were 23.2% lower in the first quarter 1997 over 1996. In the first quarter of 1997, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

Forward Looking Information
---------------------------

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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        K-III Communications Corporation
                                                  (Registrant)





Date: May 15, 1997                      /s/ William F. Reilly
      ------------                      ----------------------
                                        Chairman and Director
                                        (Principal Executive Officer)




Date: May 14, 1997                      /s/ Curtis A. Thompson
      ------------                      ------------------------
                                        Vice President
                                        (Principal Accounting Officer)