Form 10-Q
period 1997-06-30
K III COMMUNICATIONS CORP
filed 1997-08-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For Quarter Ended: June 30, 1997


                         Commission file number: 1-11106


                        K-III COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   13-3647573

-------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

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
         Yes      X        No
                -----         -----

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1997: 129,384,319

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                       PAGE

Part I.  Financial Information

         Item 1. Financial Statements
         -------
                 Condensed Consolidated Balance Sheets
                 (Unaudited) as of December 31, 1996 and
                 June 30, 1997                                            2

                 Condensed Statements of Consolidated
                 Operations (Unaudited) for the six months
                 ended June 30, 1996 and 1997                             3

                 Condensed Statements of Consolidated
                 Operations (Unaudited) for the three months
                 ended June 30, 1996 and 1997                             4

                 Condensed Statements of Consolidated
                 Cash Flows (Unaudited) for the six months
                 ended June 30, 1996 and 1997                             5

                 Notes to Condensed Consolidated
                 Financial Statements (Unaudited)                      6-11

         Item 2. Management's Discussion and Analysis of
         ------  Financial Condition and Results of Operations        12-20

Part II.   Other Information

         Item 4. Submission of Matters to a Vote of Security Holders     21
         -------

Signatures                                                               22

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                                              December 31,        June 30,
                                                                                                  1996              1997
                                                                                                  ----              ----
                                                                                  (dollars in thousands, except per share amounts)

ASSETS
Current assets:
    Cash and cash equivalents                                                               $      36,655   $     26,268
    Accounts receivable, net                                                                      233,603        172,597
    Inventories, net                                                                               52,743         27,711
    Net assets held for sale                                                                       18,684        274,736
    Prepaid expenses and other                                                                     34,834         49,226
                                                                                            -------------   ------------
    Total current assets                                                                          376,519        550,538

Property and equipment, net                                                                       122,823        100,394
Other intangible assets, net                                                                      781,316        668,712
Excess of purchase price over net
    assets acquired, net                                                                          971,665        963,085
Deferred income tax asset, net                                                                    176,200        176,200
Other non-current assets                                                                          123,692        104,534
                                                                                            -------------   ------------
                                                                                            $   2,552,215   $  2,563,463
                                                                                            =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                        $     107,258   $     58,971
    Accrued interest payable                                                                       22,150         23,026
    Accrued expenses and other                                                                    140,959        115,567
    Deferred revenues                                                                             144,857        127,501
    Current maturities of long-term debt                                                            6,000          6,000
                                                                                            -------------   ------------
    Total current liabilities                                                                     421,224        331,065
                                                                                            -------------   ------------

Long-term debt                                                                                  1,565,686      1,713,057
                                                                                            -------------   ------------
Other non-current liabilities                                                                      35,062         31,828
                                                                                            -------------   ------------
Exchangeable preferred stock                                                                      442,729        447,776
                                                                                            -------------   ------------
Common stock subject to redemption  ($.01 par value,
    643,310 shares and 443,470 shares outstanding at
    December 31, 1996 and June 30, 1997, respectively)                                              5,957          4,052
                                                                                            -------------   ------------
Shareholders' equity:
    Common stock ($.01 par value, 128,349,045 shares
    and 128,895,484 shares outstanding at December 31, 1996 and
    June 30, 1997, respectively)                                                                    1,283          1,289
    Additional paid-in capital                                                                    772,642        776,150
    Accumulated deficit                                                                          (691,098)      (740,126)
    Cumulative foreign currency translation adjustments                                            (1,270)        (1,628)
                                                                                            -------------   ------------

    Total shareholders' equity                                                                     81,557         35,685
                                                                                            -------------   ------------

                                                                                            $   2,552,215   $  2,563,463
                                                                                            =============   ============

            See notes to condensed consolidated financial statements.

               K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,

                                                                                 1996                 1997
                                                                     (dollars in thousands, except per share amounts)

Sales, net:
    Specialty Media                                                      $      333,647      $      361,174
    Education                                                                   172,294             199,562
    Information                                                                 144,692             160,317
                                                                         --------------      --------------
Total sales, net                                                                650,633             721,053

Operating costs and expenses:
    Cost of goods sold                                                          166,461             159,663
    Marketing and selling                                                       122,143             138,718
    Distribution, circulation and fulfillment                                   110,052             127,249
    Editorial                                                                    47,089              59,677
    Other general expenses                                                       72,542              80,839
    Corporate administrative expenses                                             9,851              12,710
    Depreciation and amortization of prepublication
        costs, property and equipment                                            16,653              18,224
    Amortization of intangible assets, excess of
        purchase price over net assets acquired and other                        75,577              63,977
                                                                         --------------      --------------
Operating income                                                                 30,265              59,996

Other income (expense):
    Interest expense                                                            (57,597)            (68,963)
    Amortization of deferred financing costs                                     (1,867)             (1,582)
    Other, net                                                                    1,393                  18
                                                                         --------------      --------------
Loss before income tax benefit and extraordinary charge                         (27,806)            (10,531)

Income tax benefit - carryback claim                                                  -               1,685
                                                                         --------------      --------------

Loss before extraordinary charge                                                (27,806)             (8,846)

Extraordinary charge - extinguishment of debt                                    (7,572)            (15,401)
                                                                         --------------      --------------

Net loss                                                                        (35,378)            (24,247)

Preferred stock dividends:
    Non-cash                                                                     (8,054)             (4,451)
    Cash                                                                        (11,194)            (20,330)
                                                                         --------------      --------------
Loss applicable to common shareholders                                   $      (54,626)     $      (49,028)
                                                                         ==============      ==============

Loss applicable to common shareholders per common share:

Loss before extraordinary charge                                         $        (0.36)     $        (0.26)


Extraordinary charge                                                     $        (0.06)     $        (0.12)
                                                                         --------------      --------------


Net loss                                                                 $        (0.42)     $        (0.38)
                                                                         ==============      ==============


Weighted average common shares outstanding                                  128,645,188         129,201,826
                                                                         ===============     ==============

            See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                      Three Months Ended
                                                                                            June 30,

                                                                                  1996                1997
                                                                        (dollars in thousands, except per share amounts)

Sales, net:
    Specialty Media                                                      $       169,600     $      187,662
    Education                                                                     89,242             94,675
    Information                                                                   76,838             86,425
                                                                         ---------------     --------------
Total sales, net                                                                 335,680            368,762

Operating costs and expenses:
    Cost of goods sold                                                            83,016             79,565
    Marketing and selling                                                         61,345             68,516
    Distribution, circulation and fulfillment                                     54,571             63,862
    Editorial                                                                     24,944             30,367
    Other general expenses                                                        36,468             38,336
    Corporate administrative expenses                                              4,053              5,960
    Depreciation and amortization of
        prepublication costs, property and equipment                               8,979              8,385
    Amortization of intangible assets, excess of
        purchase price over net assets acquired and other                         39,024             34,253
                                                                         ---------------     --------------
Operating income                                                                  23,280             39,518

Other expense:
    Interest expense                                                             (29,239)           (34,622)
    Amortization of deferred financing costs                                        (967)              (740)
    Other, net                                                                      (140)              (456)
                                                                         ---------------     --------------

Income (loss) before extraordinary charge                                         (7,066)             3,700

Extraordinary charge - extinguishment of debt                                     (7,572)           (13,847)
                                                                         ---------------     --------------
Net loss                                                                         (14,638)           (10,147)

Preferred stock dividends:
    Non-cash                                                                      (4,084)                 -
    Cash                                                                          (8,319)           (12,455)
                                                                         ---------------     --------------
Loss applicable to common shareholders                                   $       (27,041)    $      (22,602)
                                                                         ===============     ==============

Loss applicable to common shareholders per common share:

Loss before extraordinary charge                                         $         (0.15)    $        (0.07)

Extraordinary charge                                                     $         (0.06)    $        (0.11)

                                                                         ---------------     --------------
Net loss                                                                 $         (0.21)    $        (0.18)
                                                                         ===============     ==============


Weighted average common shares outstanding                                   128,787,528        129,289,307
                                                                         ===============     ==============


            See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                   Six Months Ended
                                                                                       June 30,

                                                                                 1996          1997
                                                                               (dollars in thousands)

Operating activities:
    Net loss                                                            $     (35,378)    $   (24,247)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Extraordinary charge - extinguishment of debt                         7,572          15,401
          Depreciation, amortization and other                                 94,097          83,783
          Accretion of discount on acquisition obligation,
              distribution advance and other                                    3,112           3,305
          Other, net                                                           (1,391)           (177)

       Changes in operating assets and liabilities:
       (Increase) Decrease in:
          Accounts receivable, net                                              3,883          22,515
          Inventories, net                                                     14,814           1,130
          Prepaid expenses and other                                          (13,159)        (11,333)
       Increase (Decrease) in:
          Accounts payable                                                    (23,892)        (29,085)
          Accrued interest payable                                             11,509             876
          Accrued expenses and other                                          (26,356)        (16,185)
          Deferred revenues                                                   (22,750)        (18,737)
          Other non-current liabilities                                          (946)         (1,844)
                                                                        -------------    ------------

          Net cash provided by operating activities                            11,115          25,402
                                                                        -------------    ------------

Investing activities:
    Additions to property, equipment and other                                (10,158)        (14,708)
    Proceeds from sales of property, equipment and other                          529             105
    Proceeds from sales of businesses and other                                 6,013           5,423
    Payments for businesses acquired                                         (649,436)       (142,291)
                                                                        -------------    ------------

          Net cash used in investing activities                              (653,052)       (151,471)
                                                                        -------------    ------------

Financing activities:
    Borrowings under credit agreements                                      1,619,324         523,930
    Repayments of borrowings under credit agreements                       (1,153,000)       (142,950)
    Repayment of Chase Term Loan                                             (150,000)              -
    Repayment of BONY Term Loan                                              (150,000)              -
    Proceeds from issuance of 8 1/2% Senior Notes, net of discount            298,734               -
    Repayment of acquisition obligation                                        (3,000)         (3,000)
    Proceeds from issuance of common stock, net of redemptions                  2,652           2,203
    Proceeds from the issuance of Series C (exchanged into Series D)
       Preferred Stock, net of issuance costs                                 193,720               -
    Redemptions of 10 5/8% Senior Notes                                             -        (242,787)
    Dividends paid to preferred shareholders                                  (11,194)        (20,330)
    Deferred financing costs paid                                             (14,362)         (1,617)
    Other                                                                        (467)            233
                                                                        -------------    ------------

          Net cash provided by financing activities                           632,407         115,682
                                                                        -------------    ------------

Decrease in cash and cash equivalents                                          (9,530)        (10,387)
Cash and cash equivalents, beginning of period                                 27,226          36,655
                                                                        -------------    ------------
Cash and cash equivalents, end of period                                $      17,696    $     26,268
                                                                        =============    ============

Supplemental information:
    Cash interest paid                                                  $      44,697    $     67,060
                                                                        =============    ============


           See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (dollars in thousands, except per share amounts)


1.       Basis of Presentation
         ---------------------

K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the classification used in the current period. The operating results for the three and six-month periods ended June 30 are not necessarily indicative of the results that may be expected for a full year.

The Company's operations have been organized into three business segments: specialty media, education and information.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 becomes effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 will eliminate disclosure of primary earnings per share, which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents"), and instead requires reporting of "basic" earnings per share, which excludes Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully dilutive earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 becomes effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 129 requires certain disclosures regarding outstanding securities, preferred stock and redeemable stock. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which become effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, in the Company's consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting standards will have a material effect on the consolidated financial statements of the Company.

2.       Acquisitions
         ------------

During the six-month period ended June 30, 1997, the Company completed several acquisitions which were financed through borrowings under the Company's credit agreements. Cash payments for these acquisitions on an aggregate basis was $142,291 (net of liabilities assumed of approximately $19,955) and includes certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $72,937.

The preliminary purchase cost allocations for the 1997 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 1997; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1996, they would not have had a material impact on the results of operations for the three and six-month periods ended June 30, 1996 and 1997.

3.        Net Assets Held for Sale
          ------------------------

In September 1996, the Company decided to divest Katharine Gibbs Schools, Inc. ("Katharine Gibbs"). The net assets of Katharine Gibbs were classified under the caption net assets held for sale and were recorded at their carrying value on the accompanying condensed consolidated balance sheet as of December 31, 1996. (See Note 4 - Divestiture).

On March 11, 1997, the Company announced its intention to divest the following four non-core business units: Daily Racing Form Inc. (including Pro-Football Weekly), Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), New Woman magazine and Krames Communications Incorporated. Subsequent to March 11, 1997, the Company decided to sell Stagebill. These planned divestitures, (collectively, the "Non-Core Units"), are part of the Company's plan to focus on six key growth vehicles in markets that have dynamic growth opportunities. The Company expects to complete the sales of the Non-Core Units in 1997. The net assets of the Non-Core Units have been classified under the caption net assets held for sale and are recorded at their aggregate carrying value of $274,736 on the accompanying condensed consolidated balance sheet at June 30, 1997. The operating results of the Non-Core Units are included in the accompanying statements of condensed consolidated operations for the three and six-month periods ended June 30, 1996 and 1997. Total sales for the Non-Core Units were $72,457 and $136,755 and $65,309 and $125,654 for the three and six-month periods ended June 30, 1996 and 1997, respectively. Operating (loss) income for the Non-Core Units was $(67) and $(5,488) and $7,465 and $6,621 for the three and six-month periods ended June 30, 1996 and 1997, respectively. (See
Note 9 - Subsequent Events).

4.       Divestiture
         -----------

On May 30, 1997, the Company sold Katharine Gibbs pursuant to a stock purchase agreement and received a portion of the purchase price. The sale is subject to certain regulatory approvals and is expected to be completed by the end of 1997. The operating results of Katharine Gibbs prior to the divestiture are not material to the consolidated operations of the Company and are included in the accompanying statements of condensed consolidated operations for the three and six-month periods ended June 30, 1996 and 1997. The proceeds from the sale approximate the Company's carrying value of Katharine Gibbs.

5.       Inventories
         -----------

Inventories consist of the following:

                                                December 31,          June 30,
                                                    1996                1997
                                                    ----                ----
    Finished Goods                              $  41,497           $   12,570
    Work in Process                                 2,111                2,433
    Raw Materials                                  17,838               15,501
                                                ---------           ----------
                                                   61,446               30,504
    Less allowance for obsolescence                 8,703                2,793
                                                ---------           ----------
                                                $  52,743           $   27,711
                                                =========           ==========



6.       Long-term debt
         -------------

Long-term debt consists of the following:

                                                December 31,          June 30,
                                                    1996                1997
                                                    ----                ----
    Borrowings under Bank Credit Facilities   $   884,992          $ 1,185,982
    Borrowings under New Credit Facility                -               80,000
    8 1/2% Senior Notes due 2006, net             298,811              298,856
    10 1/4% Senior Notes due, 2004                100,000              100,000
    10 5/8% Senior Notes due 2002                 233,250                    -
                                              -----------          -----------

    Total                                       1,517,053            1,664,838
    Acquisition obligation payable                 54,633               54,219
                                              -----------          -----------
                                                1,571,686            1,719,057
    Less current portion                            6,000                6,000
                                              -----------          -----------
                                              $ 1,565,686          $ 1,713,057
                                              ===========          ===========


In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest from various brokers on the open market. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $13,847 and $15,401 on the accompanying statements of condensed consolidated operations for the three and six-month periods ended June 30, 1997.

The write-off of the unamortized deferred financing costs of $7,572 related to the Company's May 1996 bank debt refinancing has been reclassified as an extraordinary charge on the accompanying statements of condensed consolidated operations for the three and six-month periods ended June 30, 1996 to conform to the 1997 presentation.

On April 21, 1997, the Company entered into a new 364-day credit facility with The Bank of New York, Bankers Trust Company, The Bank of Nova Scotia and The Chase Manhattan Bank as agents (the "New Credit Facility") which expires April 20, 1998. Under the terms of the New Credit Facility, the Company has commitments of $150,000 which can be borrowed in the form of revolving loans.

The proceeds of all revolving loans under the New Credit Facility can be used for general corporate and working capital purposes of the Company and its subsidiaries, including, without limitation, the financing of permitted acquisitions.

The amounts borrowed pursuant to the New Credit Facility bear interest at rates per annum identical to those in the Bank Credit Facilities at the Company's option as follows: (i) the higher of (a) the Federal Funds Effective Rate plus 1/2% and (b) the prime lending rate as in effect from time to time (the "Base Rate"); plus in each case, an applicable margin of up to 1/8 of 1% as specified in the New Credit Facility or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2% to 1 1/2% as specified in the New Credit Facility.

Under the New Credit Facility, the Company has agreed to pay commitment fees equal to 1/8 of 1% per annum on the daily average aggregate unutilized revolving loan commitment.

The covenants in the New Credit Facility are identical to those in the Bank Credit Facilities and, among other things, limit the ability of the Company to change the nature of its businesses, incur certain indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and make certain restricted payments. The Company is also prohibited from declaring or making dividend payments on the common stock in excess of $25,000 per annum, unless the fixed charge coverage ratio, interest coverage ratio and leverage ratio are at certain levels as specified in the New Credit Facility.

As under the Bank Credit Facilities, borrowings under the New Credit Facility are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenue, income or equity of the Company.

In May 1997, the Company, through its Bank Credit Facilities, solicited commitments of $150,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Company has the right to solicit additional commitments of up to $100,000 under the Tranche B Facility. As of June 30, 1997, $150,000 was outstanding under the Tranche B Facility.

The commitments under the Tranche B Facility are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche B Facility loan commitments are as follows:

                            Years Ending
                             December 31,
                             -----------
         1999                $   15,000
         2000                    30,000
         2001                    30,000
         2002                    30,000
         2003                    30,000
         2004                    15,000
                             ----------
                             $  150,000




7.       Exchangeable Preferred Stock
         ----------------------------

Exchangeable Preferred Stock consists of the following:

                                                December 31,       June 30,
                                                     1996            1997
                                                     ----            ----
$2.875 Senior Exchangeable Preferred Stock      $   98,266     $    98,402
$11.625 Series B Exchangeable Preferred Stock      150,513         155,122
$10.000 Series D Exchangeable Preferred Stock      193,950         194,252
                                                ----------     -----------
                                                $  442,729     $   447,776
                                                ==========     ===========


$2.875 Senior Exchangeable Preferred Stock

The Company authorized 4,000,000 shares of $.01 par value Senior Preferred Stock, all of which was issued and outstanding at December 31, 1996 and June 30, 1997. The liquidation and redemption value at December 31, 1996 and June 30, 1997 was $100,000.

$11.625 Series B Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,531,526 shares and 1,576,036 shares of which were issued and outstanding at December 31, 1996 and June 30, 1997, respectively. The liquidation and redemption value at December 31, 1996 and June 30, 1997 was $153,153 and $157,604 respectively.

Commencing in the second quarter of 1997, the Company elected to satisfy its Series B Exchangeable Preferred Stock dividend requirements in cash.

$10.000 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series D Preferred Stock, all of which was issued and outstanding at December 31, 1996 and June 30, 1997. The liquidation and redemption value at December 31, 1996 and June 30, 1997 was $200,000.

8.       Loss per Common Share
         --------------------

Loss per common share for the three and six-month periods ended June 30, 1996 and 1997 was computed using the weighted average number of common stock shares outstanding during each period. The effect of the assumed exercise of non-qualified stock options is not included because the effect is anti-dilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

9.       Subsequent Events
         -----------------

In July 1997, the Company executed definitive agreements to sell the outstanding capital stock of Krames Communications Incorporated and the net assets of New Woman magazine. These sales are expected to close in August 1997. The Company also expects to recover the carrying value of these net assets held for sale.

In July and August 1997, the Company completed two product-line acquisitions in the specialty consumer magazines group for an aggregate purchase price of approximately $30,100.

In July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commence on January 1, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The weighted average fixed rate of interest under these agreements is 6.33%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company". The following discussion and analysis of K-III's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company organizes its businesses into three segments: specialty media (specialty consumer, technical and trade magazines), education (classroom and workplace learning) and information (consumer and business directories). Most of the Company's products are premier brands with leadership positions in the specialty niche markets in which such products compete. Management believes that a meaningful comparison of the results of operations for 1996 and 1997 is obtained by using this segment information.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                        Six Months Ended                   Three Months Ended
                                                            June 30,                            June 30,
                                                      1996            1997                 1996           1997
                                                      ----            ----                 ----           ----
Sales, net:
    Specialty Media                             $   333,647     $   361,174          $   169,600     $   187,662
    Education                                       172,294         199,562               89,242          94,675
    Information                                     144,692         160,317               76,838          86,425
                                                -----------     -----------          -----------     -----------
        Total                                   $   650,633     $   721,053          $   335,680     $   368,762
                                                ===========     ===========          ===========     ===========

Operating income (loss):
    Specialty Media                             $    23,810     $    45,190          $    15,291     $    27,621
    Education                                        10,037          12,611                5,126           6,774
    Information                                       6,633          14,649                7,104          11,179
    Corporate                                       (10,215)        (12,454)              (4,241)         (6,056)
                                                -----------     -----------          -----------     -----------
       Total                                         30,265          59,996               23,280          39,518

Other income (expense):
    Interest expense                                (57,597)        (68,963)             (29,239)        (34,622)
    Amortization of deferred financing
        costs                                        (1,867)         (1,582)                (967)           (740)
    Other, net                                        1,393              18                 (140)           (456)
                                                -----------     -----------          -----------     -----------

Income (loss) before income tax benefit
       and extraordinary charge                     (27,806)        (10,531)              (7,066)          3,700


Income tax benefit - carryback claim                      -           1,685                    -               -
                                                -----------     -----------          -----------     -----------
Income (loss) before extraordinary charge           (27,806)         (8,846)              (7,066)          3,700

Extraordinary charge - extinguishment
      of debt                                        (7,572)        (15,401)              (7,572)        (13,847)
                                                -----------     -----------          -----------     -----------


Net loss                                        $   (35,378)    $   (24,247)         $   (14,638)     $  (10,147)
                                                ============    ===========          ===========      ==========

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996:

Consolidated Results:

Consolidated sales increased by 10.8% to $721,053 in the 1997 period over 1996 due to strong growth in all segments as well as the impact of acquisitions, in particular Westcott which added $33,052 to revenue growth. Consolidated operating income was $59,996 in the 1997 period as compared to $30,265 in 1996. This 98.2% improvement was driven by an increase in sales, the impact of recent acquisitions and a decrease in amortization of intangible assets, excess of purchase price over net assets acquired and other, partially offset by increases in marketing and selling, distribution, circulation and fulfillment, and editorial expenses. Paper costs, which in the first six months of 1997 represented approximately 8% of the Company's total operating costs and expenses, were approximately 15% lower in the first six months of 1997 versus the same period in 1996. All three segments experienced declines in paper prices with the greatest impact occurring in the specialty media segment. As the Company had anticipated, paper prices have increased moderately during the third quarter of 1997. Interest expense increased by $11,366 or 19.7% in the 1997 period over 1996 primarily due to the increased level of borrowings associated with acquisitions. The consolidated loss before income tax benefit and extraordinary charge decreased by $17,275 to $10,531 in the first six months of 1997 versus $27,806 in the 1996 period due primarily to an increase in operating income, offset by an increase in interest expense. The $7,829 increase in the extraordinary charge reflects the aggregate premium paid on the redemptions of the Company's 10 5/8% Senior Notes and an additional write-off of deferred financing costs.


Specialty Media:

The specialty media segment's sales increased by $27,527 or 8.3% in the 1997 period over 1996 due largely to greater advertising and circulation revenue, particularly at Seventeen, the largest teen, fashion and beauty magazine in the United States, and Soap Opera Digest, which has become a weekly publication and continues to gain market share. Also, strong advertising revenue growth at the Company's telecommunications trade publications and certain acquisitions contributed to the increase in sales. Operating income increased by $21,380 or 89.8% in the 1997 period over 1996. The increase was the result of the increase in sales and the impact of acquisitions, as well as a decrease in paper prices.

Education:

     The education segment's sales increased by $27,268 or 15.8% in the 1997 period over 1996. The increase in sales reflected gains at Channel One and Films for the Humanities and Sciences, along with the addition of Westcott, which the Company acquired in May 1996, offset by declines at Newbridge Communications, Inc. ("Newbridge"), which the Company intends to divest by the end of 1997. The education segment's operating income increased to $12,611 in the 1997 period as compared to $10,037 in the 1996 period.

Information

     The information segment's sales increased by $15,625 or 10.8% in the 1997 period over 1996 primarily because of organic growth at both the Haas advertiser-sponsored apartment guides and Bacon's as well as acquisitions. The information segment's operating income increased to $14,649 in the 1997 period as compared to $6,633 in the 1996 period.




RESULTS OF OPERATIONS  (dollars in thousands, except per share amounts)

Three  Months  Ended June 30, 1997  Compared to the Three  Months Ended June 30,
1996:

Consolidated Results:

     Consolidated sales increased by 9.9% to $368,762 in the second quarter of 1997 from $335,680 in 1996. The sales increase resulted from organic growth in all segments, as well as the impact of recent acquisitions, in particular, Westcott which added $10,224 to the sales growth in the second quarter of 1997. Consolidated operating income increased to $39,518 in the second quarter of 1997 as compared to $23,280 in the same period in 1996. This 70% improvement was primarily due to the increases in sales, a decrease in amortization of intangible assets, excess of purchase price over net assets acquired and paper price reductions, partially offset by increases in marketing and selling, distribution, circulation and fulfillment, and editorial expenses. Paper costs, which in the second quarter of 1997 represented approximately 9% of the Company's total operating costs and expenses, were approximately 8% lower in the 1997 quarter versus 1996. All three segments experienced declines in paper prices with the greatest impact occurring in the specialty media segment. As the Company had anticipated, paper prices have increased moderately in the third quarter of 1997. Interest expense increased by $5,383 or 18.4% in the second quarter of 1997 over 1996 primarily due to the increased level of borrowing associated with acquisitions. The consolidated income (loss) before extraordinary charge was $3,700 in the second quarter of 1997 as compared to $(7,066) in the 1996 period. This improvement was the result of an increase in operating income, offset by an increase in interest expense. The $6,275 increase in the extraordinary charge reflects the aggregate premium paid on the redemptions of the Company's 10 5/8% Senior Notes and an additional write-off of deferred financing costs.

Specialty Media:

     The specialty media segment's sales increased by $18,062 or 10.7% in the second quarter of 1997 versus 1996 primarily due to greater circulation and advertising revenue, particularly at Seventeen, the largest teen, fashion and beauty magazine in the United States, Soap Opera Digest, which has become a weekly publication and continues to gain market share, and the Company's telecommunications and textiles publications, plus certain acquisitions. The specialty media segment's operating income increased to $27,621 in the second quarter of 1997 as compared to $15,291 in the 1996 period due to the increased sales, the impact of acquisitions and a decrease in paper prices in 1997.

Education:

The education segment's sales increased by $5,433 or 6.1% in the second quarter of 1997 versus 1996. The increase in sales reflected gains at Channel One and Films for the Humanities and Sciences along with the addition of Westcott, which the Company acquired in May 1996, offset by declines at Newbridge, which the Company intends to divest by the end of 1997. The education segment's operating income increased to $6,774 in the second quarter of 1997 as compared to $5,126 in the 1996 period.

Information:

The information segment's sales increased by $9,587 or 12.5% in the second quarter of 1997 versus 1996. The increase in revenues was driven by a 31% increase in the Haas advertiser-sponsored guides for apartments, computers and homes, increased revenues at Bacon's CD-ROM database plus the effect of acquisitions. The operating income for the information segment increased to $11,179 in the second quarter of 1997 as compared to $7,104 in the 1996 period.

Liquidity and Capital Resources

Consolidated working capital including current maturities of long-term debt was $219,473 at June 30, 1997 compared to a working capital deficiency of $(44,705) at December 31, 1996. Excluding the effect of the reclassification of net assets held for sale, consolidated working capital deficiency including current maturities of long-term debt would have been $(28,845) at June 30, 1997 compared to $(69,317) at December 31, 1996. Consolidated working capital reflects the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

Earnings before interest, taxes, depreciation, amortization and provision for one-time charges, or EBITDA, is a widely used and commonly reported standard measure utilized by analysts, investors and other interested parties in the analysis of the media industry. EBITDA is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. This information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.


                                                       Six Months Ended                    Three Months Ended
                                                           June 30,                             June 30,
                                                     1996            1997                 1996            1997
                                                     ----            ----                 ----            ----
EBITDA:

     Specialty Media                          $     61,684   $     73,384         $     34,306    $     42,697
     Education                                      36,293         44,940               19,272          23,079
     Information                                    34,369         36,583               21,758          22,340
     Corporate                                      (9,851)       (12,710)              (4,053)         (5,960)
                                              ------------   ------------         ------------    ------------

      Total                                   $    122,495   $    142,197         $     71,283    $     82,156
                                              ============   ============         ============    ============



Net Cash Provided by (Used in)
        Operating Activities:

     Specialty Media                          $     31,078   $     62,529          $    24,718    $     44,970
     Education                                       8,695         11,567                7,998          13,494
     Information                                    32,327         30,351               18,867          14,712
     Corporate                                     (60,985)       (79,045)             (39,738)        (40,213)
                                              ------------   ------------         ------------    ------------

        Total                                 $     11,115   $     25,402          $    11,845    $     32,963
                                              ============   ============          ===========    ============

Net Cash Used in Investing
        Activities:

     Specialty Media                          $   (194,028)  $    (44,905)         $    (9,184)   $     (2,049)
     Education                                    (423,487)       (62,400)            (421,195)        (58,199)
     Information                                   (35,085)       (43,510)              (9,081)        (17,482)
     Corporate                                        (452)          (656)                (184)           (318)
                                              ------------   ------------         ------------    ------------

        Total                                 $   (653,052)  $   (151,471)         $  (439,644)   $    (78,048)
                                              ============   ============          ===========    ============

Net Cash Provided by (Used in)
        Financing Activities:

     Specialty Media                          $     (5,526)  $     (1,642)        $     (2,154)   $     (1,599)
     Education                                      (1,606)            53                 (163)           (264)
     Information                                    (2,676)        (1,222)              (1,046)         (1,188)
     Corporate                                     642,215        118,493              416,636          43,831
                                              ------------   ------------         ------------    ------------

        Total                                 $    632,407   $    115,682         $    413,273    $     40,780
                                              ============   ============          ===========    ============

Excess (Deficiency) of Earnings
        to Fixed Charges:

     Specialty Media                          $     23,366   $     47,588         $     14,886    $     30,633
     Education                                       8,946         11,646                4,541           6,307
     Information                                     3,436          7,438                4,958           5,421
     Corporate                                     (63,554)       (77,203)             (31,451)        (38,661)
                                              ------------   ------------         ------------    ------------

        Total                                 $    (27,806)  $    (10,531)        $     (7,066)   $      3,700
                                              ============   ============          ===========    ============

Excess (Deficiency) of Earnings to
        Fixed Charges and Preferred Stock
        Dividends:

     Specialty Media                          $     23,366   $     47,588         $     14,886    $     30,633
     Education                                       8,946         11,646                4,541           6,307
     Information                                     3,436          7,438                4,958           5,421
     Corporate                                     (82,802)      (101,984)             (43,854)        (51,116)
                                              ------------   ------------         ------------    ------------

        Total                                 $    (47,054)  $    (35,312)        $    (19,469)   $     (8,755)
                                              ============   ============          ===========    ============

Consolidated EBITDA increased by $19,702 or 16.1% in the six months ended June 30, 1997 over 1996 mainly as a result of growth in existing operations, new product additions and acquisitions of products and businesses. The EBITDA increase in the specialty media segment was primarily due to strong organic growth in circulation and advertising revenue as well as savings from paper price declines. The EBITDA increase in the education segment is largely attributable to Westcott, which was acquired in the second quarter of 1996. The EBITDA increase in the information segment came from increases in advertising revenue at the apartment guides, distribution revenues at the consumer directories and new products at Bacon's. The net cash provided by operating activities during the six months ended June 30, 1997, after interest payments of $67,060, was $25,402. Net cash provided by operating activities increased by $14,287 during the six months ended June 30, 1997 over 1996 due primarily to EBITDA growth. Capital expenditures were $14,708 during the 1997 period which was an increase of $4,550 from the 1996 period. Payments for acquisitions of $142,291 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the first six months of 1997.

Consolidated EBITDA increased by $10,873 or 15.3% in the three months ended June 30, 1997 over 1996 mainly as a result of growth in existing operations, new product additions and acquisitions of products and businesses. The EBITDA increase in the specialty media segment was primarily due to strong organic growth in circulation and advertising revenue as well as savings from paper price declines. The EBITDA increase in the education segment is largely attributable to Westcott, which was acquired in the second quarter of 1996. The EBITDA increase in the information segment came from increases in advertising revenue at the apartment guides, distribution revenues at the consumer directories and new products at Bacon's. The net cash provided by operating activities during the three months ended June 30, 1997, after interest payments of $37,059, was $32,963. Net cash provided by operating activities increased by $21,118 during the three months ended June 30, 1997 over 1996 due primarily to EBITDA growth. Capital expenditures were $7,633 during the three months ended June 30, 1997 which was an increase of $1,464 from the 1996 period. Payments for acquisitions of $75,856 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the three months ended June 30, 1997.

The Company's earnings (defined as pretax income or loss from continuing operations) are inadequate to cover (exceed) fixed charges and fixed charges plus preferred stock dividends by $27,806 and $47,054 and $10,531 and $35,312 for the six-month periods ended June 30, 1996 and 1997, respectively, and $7,066 and $19,469 and $(3,700) and $8,755 for the three-month periods ended June 30, 1996 and 1997, respectively. Fixed charges consist of interest expense on long-term debt and other non-current obligations (including current maturities on long-term debt), amortization of deferred financing costs, and that portion of operating rental expense that represents interest. Such earnings have been reduced by non-cash charges (including depreciation, amortization and non-cash dividends) of approximately $105,263 and $91,539 for the six-month periods ended June 30, 1996 and 1997, respectively, and $54,486 and $44,517 for the three-month periods ended June 30, 1996 and 1997, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges and fixed charges plus preferred stock dividends by approximately $69,403 and $58,209 and $76,557 and $56,227 for the six-month periods ended June 30, 1996 and 1997 respectively, and $43,336 and $35,017 and $48,217 and $35,762 for the three-month periods ended June 30, 1996 and 1997, respectively.

Financing Arrangements
----------------------

In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest from various brokers on the open market. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $13,847 and $15,401 on the accompanying statements of condensed consolidated operations for the three and six-month periods ended June 30, 1997.

The write-off of the unamortized deferred financing costs of $7,572 related to the Company's May 1996 bank refinancing has been reclassified as an extraordinary charge on the accompanying statements of condensed consolidated operations for the three and six-month periods ended June 30, 1996 to conform to the 1997 presentation.

On April 21, 1997, the Company entered into a new 364-day credit facility with The Bank of New York, Bankers Trust Company, The Bank of Nova Scotia and The Chase Manhattan Bank as agents (the "New Credit Facility") which expires April 20, 1998. Under the terms of the New Credit Facility, the Company has commitments of $150,000 which can be borrowed in the form of revolving loans.

The proceeds of all revolving loans under the New Credit Facility can be used for general corporate and working capital purposes of the Company and its subsidiaries, including, without limitation, the financing of permitted acquisitions.

The amounts borrowed pursuant to the New Credit Facility bear interest at rates per annum identical to those in the Bank Credit Facilities at the Company's option as follows: (i) the higher of (a) the Federal Funds Effective Rate plus 1/2% and (b) the prime lending rate as in effect from time to time (the "Base Rate"); plus in each case, an applicable margin of up to 1/8 of 1% as specified in the New Credit Facility or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2% to 1 1/2% as specified in the New Credit Facility.

Under the New Credit Facility, the Company has agreed to pay commitment fees equal to 1/8 of 1% per annum on the daily average aggregate unutilized revolving loan commitment.

The covenants in the New Credit Facility are identical to those in the Bank Credit Facilities and, among other things, limit the ability of the Company to change the nature of its businesses, incur certain indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, make guarantees and make certain restricted payments. The Company is also prohibited from declaring or making dividend payments on the common stock in excess of $25,000 per annum, unless the fixed charge coverage ratio, interest coverage ratio and leverage ratio are at certain levels as specified in the New Credit Facility.

As under the Bank Credit Facilities, borrowings under the New Credit Facility are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenue, income or equity of the Company.

In May 1997, the Company, through its Bank Credit Facilities, solicited commitments of $150,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Company has the right to solicit additional commitments of up to $100,000 under the Tranche B Facility. As of June 30, 1997, $150,000 was outstanding under the Tranche B Facility.


The commitments under the Tranche B Facility are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche B Facility loan commitments are as follows:

                            Years Ending
                             December 31,
                             ------------
         1999                $   15,000
         2000                    30,000
         2001                    30,000
         2002                    30,000
         2003                    30,000
         2004                    15,000
                             ----------
                             $  150,000


Recent Developments
-------------------

In July 1997, the Company executed definitive agreements to sell the outstanding capital stock of Krames Communications Incorporated and the net assets of New Woman magazine. These sales are expected to close in August 1997. The Company also expects to recover the carrying value of these net assets held for sale.

In July and August 1997, the Company completed two product-line acquisitions in the specialty consumer magazines group for an aggregate purchase price of approximately $30,100.

In July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commence on January 1, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The weighted average fixed rate of interest under these agreements is 6.33%.



Impact of Inflation
-------------------

The impact of inflation was immaterial during 1996 and 1997 with the exception of paper prices in early 1996. Paper prices declined around mid-year 1996 and continued that trend through the first six months of 1997. Moderate paper price increases occurred in July 1997 for most of the grades of paper used by the Company. In the first six months of 1997, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.


Forward Looking Information
---------------------------

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events may occur which can affect the Company's results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Annual Meeting of Shareholders was held on May 15, 1997.

(b) At the meeting, incumbent directors William F. Reilly, Henry R. Kravis, George R. Roberts, Michael T. Tokarz, Perry Golkin, Charles G. McCurdy, Beverly C. Chell and Meyer Feldberg were re-elected.

(c) Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as to each such matter and each director.

(i)       Election of Directors:

An election of eight directors was held and the shares so present were voted as follows for the election of each of the following:

                               Number of                    Number of
                           Shares Voted For              Shares Withheld
                           ----------------              ---------------
William F. Reilly             121,861,143                      605,606
Henry R. Kravis               121,862,218                      604,531
George R. Roberts             119,152,419                    3,314,330
Michael T. Tokarz             121,864,034                      602,715
Perry Golkin                  121,874,580                      592,169
Charles G. McCurdy            121,864,866                      601,883
Beverly C. Chell              121,861,666                      605,083
Meyer Feldberg                121,874,235                      572,514


(ii) The approval of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 1997 was ratified with 122,441,074 votes for, 14,442 votes against and 11,233 votes abstaining.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        K-III Communications Corporation
                                  (Registrant)





Date:     August 13, 1997                 /s/  William F. Reilly
          --------------------        ----------------------------------------
                                                 (Signature)
                                 Chairman, Chief Executive Officer and Director
                                         (Principal Executive Officer)






Date:     August 13, 1997               /s/  Curtis A. Thompson
          --------------------        ----------------------------------------
                                                 (Signature)
                                        Vice President and Controller
                                        (Principal Accounting Officer)