Form 10-Q
period 1997-09-30
K III COMMUNICATIONS CORP
filed 1997-11-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                      For Quarter Ended: September 30, 1997


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

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 1997: 129,518,488

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE

Part I.  Financial Information

     Item 1.   Financial Statements
     -------
               Condensed Consolidated Balance Sheets
               (Unaudited) as of December 31, 1996 and
               September 30, 1997                                           2

               Condensed Statements of Consolidated
               Operations (Unaudited) for the nine months
               ended September 30, 1996 and 1997                            3

               Condensed Statements of Consolidated
               Operations (Unaudited) for the three months
               ended September 30, 1996 and 1997                            4

               Condensed Statements of Consolidated
               Cash Flows (Unaudited) for the nine months
               ended September 30, 1996 and 1997                            5

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                           6-11

     Item 2.   Management's Discussion and Analysis of
     -------   Financial Condition and Results of Operations             12-22

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   23
     -------

Part II.   Other Information:  None


Signatures                                                                  24

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                                 December 31,                   September 30,
                                                                                     1996                            1997
                                                                                    ------                          ------
                                                                               (dollars in thousands, except per share amounts)

ASSETS
Current assets:
    Cash and cash equivalents                                               $            36,655             $          21,693
    Accounts receivable, net                                                            233,603                       211,258
    Inventories, net                                                                     52,743                        28,809
    Net assets held for sale                                                             18,684                        65,008
    Prepaid expenses and other                                                           34,834                        55,940
                                                                           --------------------            ------------------
    Total current assets                                                                376,519                       382,708

Property and equipment, net                                                             122,823                        99,062
Other intangible assets, net                                                            781,316                       649,371
Excess of purchase price over net assets
      acquired, net                                                                     971,665                       992,586
Deferred income tax asset, net                                                          176,200                       176,200
Other non-current assets                                                                123,692                       104,386
                                                                           --------------------            ------------------
                                                                            $         2,552,215             $       2,404,313
                                                                           ====================            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable                                                        $           107,258             $          67,365
    Accrued interest payable                                                             22,150                         9,667
    Accrued expenses and other                                                          140,959                       161,831
    Deferred revenues                                                                   144,857                       157,580
    Current maturities of long-term debt                                                  6,000                         6,000
                                                                           --------------------            ------------------
    Total current liabilities                                                           421,224                       402,443
                                                                           --------------------            ------------------

Long-term debt                                                                        1,565,686                     1,525,223
                                                                           --------------------            ------------------
Other non-current liabilities                                                            35,062                        29,618
                                                                           --------------------            ------------------
Exchangeable preferred stock                                                            442,729                       569,527
                                                                           --------------------            ------------------
Common stock subject to redemption ($.01 par value, 643,310
    shares and 413,750 shares outstanding at December 31,
    1996 and September 30, 1997, respectively)                                            5,957                         4,234
                                                                           --------------------            ------------------
Shareholders' equity (deficiency):
    Common stock ($.01 par value, 128,349,045 shares and
    129,002,389 shares outstanding at December 31, 1996 and
    September 30, 1997, respectively)                                                     1,283                         1,290
    Additional paid-in capital                                                          772,642                       780,629
    Accumulated deficit                                                                (691,098)                     (900,256)
    Common stock in treasury, at cost (569,100 shares at
    September 30, 1997)                                                                       -                        (6,971)
    Cumulative foreign currency translation adjustments                                  (1,270)                       (1,424)
                                                                           --------------------            ------------------

    Total shareholders' equity (deficiency)                                              81,557                      (126,732)
                                                                           --------------------            ------------------

                                                                           $          2,552,215             $       2,404,313
                                                                           ====================            ==================

            See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                              Nine Months Ended
                                                                                                September 30,

                                                                                           1996              1997
                                                                                           ----              ----
                                                                                (dollars in thousands, except per share amounts)

Sales, net:
    Specialty Magazines                                                             $   505,090       $   553,409
    Education                                                                           268,277           289,702
    Information                                                                         221,684           246,886
                                                                                   ------------      ------------
Total sales, net                                                                        995,051         1,089,997

Operating costs and expenses:
    Cost of goods sold                                                                  250,806           247,298
    Marketing and selling                                                               183,937           204,514
    Distribution, circulation and fulfillment                                           169,444           195,910
    Editorial                                                                            74,804            90,300
    Other general expenses                                                              111,996           120,715
    Corporate administrative expenses                                                    15,336            19,256
    Depreciation and amortization of prepublication
         costs, property and equipment                                                   27,182            26,910
    Provision for loss on the sales of businesses, net and other                              -           138,640
    Amortization of intangibles assets, excess of
         purchase price over net assets acquired and other                              112,762            98,784
                                                                                   ------------      ------------
Operating income (loss)                                                                  48,784           (52,330)

Other income (expense):
    Interest expense                                                                    (91,313)         (103,728)
    Amortization of deferred financing costs                                             (2,784)           (2,323)
    Other, net                                                                            5,612               176
                                                                                   ------------      ------------
Loss before income tax benefit and extraordinary charge                                 (39,701)         (158,205)

Income tax benefit - carryback claim                                                          -             1,685
                                                                                   ------------      ------------

Loss before extraordinary charge                                                        (39,701)         (156,520)

Extraordinary charge - extinguishment of debt                                            (7,572)          (15,401)
                                                                                   ------------      ------------

Net loss                                                                                (47,273)         (171,921)

Preferred stock dividends:
    Non-cash                                                                            (12,257)           (4,451)
    Cash                                                                                (19,069)          (32,786)
                                                                                   ------------      ------------
Loss applicable to common shareholders                                              $   (78,599)      $  (209,158)
                                                                                   ============      ============

Loss applicable to common shareholders per common share:

Loss before extraordinary charge                                                    $     (0.55)      $     (1.50)

Extraordinary charge                                                                      (0.06)            (0.12)
                                                                                   ------------      ------------

Net loss                                                                            $     (0.61)      $     (1.62)
                                                                                   ============      ============

Weighted average common shares outstanding                                          128,721,459       129,271,743
                                                                                   ============      ============

            See notes to condensed consolidated financial statements.

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                               Three Months Ended
                                                                                                  September 30,

                                                                                          1996                     1997
                                                                                          ----                     ----
                                                                              (dollars in thousands, except per share amounts)

Sales, net:
    Specialty Magazines                                                          $      171,443          $        192,235
    Education                                                                            95,983                    90,140
    Information                                                                          76,992                    86,569
                                                                                ---------------         -----------------
Total sales, net                                                                        344,418                   368,944

Operating costs and expenses:
    Cost of goods sold                                                                   84,345                    87,635
    Marketing and selling                                                                61,794                    65,796
    Distribution, circulation and fulfillment                                            59,392                    68,661
    Editorial                                                                            27,715                    30,623
    Other general expenses                                                               39,454                    39,876
    Corporate administrative expenses                                                     5,485                     6,546
    Depreciation and amortization of prepublication
         costs, property and equipment                                                   10,529                     8,686
    Provision for loss on the sales of businesses, net and other                              -                   138,640
    Amortization of intangible assets, excess of
         purchase price over net assets acquired and other                               37,185                    34,807
                                                                                ---------------         -----------------
Operating income (loss)                                                                  18,519                  (112,326)

Other income (expense):
    Interest expense                                                                    (33,716)                  (34,765)
    Amortization of deferred financing costs                                               (917)                     (741)
    Other, net                                                                            4,219                       158
                                                                                ---------------         -----------------
Net loss                                                                                (11,895)                 (147,674)

Preferred stock dividends:
    Non-cash                                                                             (4,203)                        -
    Cash                                                                                 (7,875)                  (12,456)
                                                                                ---------------         -----------------
Loss applicable to common shareholders                                           $      (23,973)         $       (160,130)
                                                                                ===============         =================

Loss per common share                                                            $        (0.19)         $          (1.24)
                                                                                ===============         =================

Weighted average common shares outstanding                                          128,874,002               129,411,579
                                                                                ===============         =================

            See notes to condensed consolidated financial statements

                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                                 Nine Months Ended
                                                                                                    September 30,

                                                                                           1996                     1997
                                                                                           ----                     ----
                                                                                             (dollars in thousands)

Operating activities:
    Net loss                                                                    $       (47,273)         $      (171,921)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Extraordinary charge - extinguishment of debt                                 7,572                   15,401
            Depreciation, amortization and other                                        142,728                  128,017
            Provision for loss on the sales of businesses, net and other                      -                  138,640
            Accretion of discount on acquisition obligation,
               distribution advance and other                                             3,631                    4,957
            Other, net                                                                   (5,258)                     (21)

         Changes in operating assets and liabilities:
         (Increase) Decrease in:
            Accounts receivable, net                                                    (28,170)                  (9,798)
            Inventories, net                                                             20,971                    4,474
            Prepaid expenses and other                                                   (6,423)                 (14,619)
         Increase (Decrease) in:
            Accounts payable                                                            (17,477)                 (26,956)
            Accrued interest payable                                                     15,645                  (12,483)
            Accrued expenses and other                                                  (24,744)                 (14,232)
            Deferred revenues                                                             3,393                    8,672
            Other non-current liabilities                                                  (759)                  (4,014)
                                                                                ---------------          ---------------

            Net cash provided by operating activities                                    63,836                   46,117
                                                                                ---------------          ---------------

Investing activities:
    Additions to property, equipment and other, net                                     (18,103)                 (22,305)
    Proceeds from sales of businesses and other                                           5,788                  111,972
    Payments for businesses acquired                                                   (671,023)                (182,570)
                                                                                ---------------          ---------------

            Net cash used in investing activities                                      (683,338)                 (92,903)
                                                                                ---------------          ---------------

Financing activities:
    Borrowings under credit agreements                                                1,685,910                  739,031
    Repayments of borrowings under credit agreements                                 (1,218,800)                (547,200)
    Repayment of Chase Term Loan                                                       (150,000)                       -
    Repayment of BONY Term Loan                                                        (150,000)                       -
    Proceeds from issuance of 8 1/2% Senior Notes, net of discount                      298,734                        -
    Repayment of acquisition obligation                                                  (3,000)                  (3,000)
    Proceeds from issuance of common stock, net of redemptions                            2,951                    6,362
    Proceeds from the issuance of Series C (exchanged into Series D)
       Preferred Stock, net of issuance costs                                           193,720                        -
    Proceeds from the issuance of Series E Preferred Stock, net of
       issuance costs                                                                         -                  121,450
    Redemptions of 10 5/8% Senior Notes                                                       -                 (242,787)
    Purchases of common stock for the treasury                                                -                   (6,971)
    Dividends paid to preferred shareholders                                            (19,069)                 (32,786)
    Deferred financing costs paid                                                       (14,926)                  (1,821)
    Other                                                                                  (740)                    (454)
                                                                                ---------------          ---------------

            Net cash provided by financing activities                                   624,780                   31,824
                                                                                ---------------          ---------------

Increase (decrease) in cash and cash equivalents                                          5,278                  (14,962)
Cash and cash equivalents, beginning of period                                           27,226                   36,655
                                                                                ---------------          ---------------
Cash and cash equivalents, end of period                                        $        32,504          $        21,693
                                                                                ===============          ===============

Supplemental information:
     Cash interest paid                                                         $        73,420          $       113,215
                                                                                ===============          ===============

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

The Company's operations have been organized into three business segments: specialty magazines, education and information. The specialty magazines segment has in prior periods been referred to as the specialty media segment, but the Company believes that the term specialty magazines is more reflective of the focus of the segment.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 becomes effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 will eliminate disclosure of primary earnings per share, which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents"), and instead requires reporting of "basic" earnings per share, which excludes Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for calculating fully dilutive earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 becomes effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 129 requires certain disclosures regarding outstanding securities, preferred stock and redeemable stock. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which become effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, in the Company's consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting standards will have a material effect on the consolidated financial statements of the Company.

2.  Acquisitions
    ------------

During the nine-month period ended September 30, 1997, the Company completed several acquisitions which were financed through borrowings under the Company's credit agreements. Cash payments for these acquisitions on an aggregate basis was $182,570 (net of liabilities assumed of approximately $33,540) and includes certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $113,137.

The preliminary purchase cost allocations for the 1997 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 1997; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1996, they would not have had a material impact on the results of operations for the three and nine-month periods ended September 30, 1996 and 1997.

3.  Net Assets Held for Sale and Divestitures
    -----------------------------------------

In September 1996, the Company decided to divest Katharine Gibbs Schools, Inc. ("Katharine Gibbs"). The net assets of Katharine Gibbs were classified under the caption net assets held for sale and were recorded at their carrying value on the accompanying condensed consolidated balance sheet as of December 31, 1996. On May 30, 1997, the Company sold Katharine Gibbs pursuant to a stock purchase agreement and received a portion of the purchase price. The operating results of Katharine Gibbs prior to the divestiture are not material to the consolidated operations of the Company and are included in the accompanying statements of condensed consolidated operations for the three and nine-month periods ended September 30, 1996 and through the date of divestiture for the nine-month period ended September 30, 1997.

On March 11, 1997, the Company announced its intention to divest the following four non-core business units: The Daily Racing Form, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), New Woman magazine and Krames Communications Incorporated ("Krames"). Subsequently, the Company decided to sell Stagebill and Intertec Mailing Services. These planned divestitures are part of the Company's plan to focus on six key growth vehicles in markets that have dynamic growth opportunities.

During the third quarter, the Company completed the sale of the outstanding stock of Krames, certain net assets of New Woman magazine and the net assets of Intertec Mailing Services. The operating results of these divestitures prior to their sale were not material to the consolidated operations of the Company and are included in the accompanying statements of condensed consolidated operations for the three and nine-month periods ended September 30, 1996 and 1997.

The remaining planned divestitures, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), The Daily Racing Form and Stagebill are expected to be completed and have been classified under the caption net assets held for sale and are recorded at their aggregate carrying value of $65,008 on the accompanying condensed consolidated balance sheet at September 30, 1997.

Katharine Gibbs, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), The Daily Racing Form, Stagebill, Krames, New Woman magazine and Intertec Mailing Services are collectively referred to as the Non-Core Businesses ("Non-Core Businesses"). The Company recorded a provision aggregating $138,640 for the reduction of the carrying values of the Non-Core Businesses to the estimated realizable value of the net assets of such businesses. The operating results of the Non-Core Businesses are included in the accompanying statements of condensed consolidated operations for the three and nine-month periods ended September 30, 1996 and 1997. Total sales for the Non-Core Businesses were $79,614 and $63,226 for the three-month periods ended September 30, 1996 and 1997, respectively and $233,076 and $205,145 for the nine-month periods ended September 30, 1996 and 1997, respectively. Excluding the provision for the reduction of the carrying values, operating income (loss) for the Non-Core Businesses was $4,424 and $6,264 for the three-month periods ended September 30, 1996 and 1997, respectively and $(1,362) and $15,093 for the nine-month periods ended September 30, 1996 and 1997 respectively.


4.  Private Offering
    ----------------
On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share, all of which are issued and outstanding at September 30, 1997. Annual dividends of $9.20 per share on the Series E Preferred Stock are cumulative and payable quarterly, in cash, commencing February 1, 1998. Prior to November 1, 2002, the Series E Preferred Stock may be redeemed in whole or in part, at the option of the Company, at a redemption price equal to the sum of the aggregate liquidation preference plus accrued and unpaid dividends to the redemption date and the applicable make-whole premium as defined in the private offering prospectus. On or after November 1, 2002, the Series E Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series E Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series E Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 9.20% Class E Subordinated Debentures. The Series E Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of unamortized issuance costs) of $121,450 at September
30, 1997. Net proceeds from this private offering were used to pay down borrowings under the bank credit facilities. (See Note 10 - Subsequent Events).

5.  Inventories
    -----------
Inventories consist of the following:

                                         December 31,             September 30,
                                             1996                      1997
                                             ----                      ----
Finished Goods                           $  41,497                $   13,293
Work in Process                              2,111                     3,053
Raw Materials                               17,838                    15,230
                                         ---------                ----------
                                            61,446                    31,576
Less allowance for obsolescence              8,703                     2,767
                                         ---------                ----------
                                         $  52,743                $   28,809
                                         =========                ==========



6.  Long-term debt
    --------------

Long-term debt consists of the following:

                                         December 31,             September 30,
                                             1996                      1997
                                             ----                      ----
Borrowings under bank credit facilities  $   884,992              $  1,076,833
8 1/2% Senior Notes due 2006, net            298,811                   298,879
10 1/4% Senior Notes due 2004                100,000                   100,000
10 5/8% Senior Notes due 2002                233,250                         -
                                         -----------              ------------
Total                                      1,517,053                 1,475,712
Acquisition obligation payable                54,633                    55,511
                                         -----------              ------------
                                           1,571,686                 1,531,223
Less current portion                           6,000                     6,000
                                         -----------               -----------
                                         $ 1,565,686               $ 1,525,223
                                         ===========               ===========


In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest from various brokers on the open market. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $15,401 on the accompanying statement of condensed consolidated operations for the nine-month period ended September 30, 1997.

The write-off of the unamortized deferred financing costs of $7,572 related to the Company's May 1996 bank debt refinancing has been reclassified as an extraordinary charge on the accompanying statement of condensed consolidated operations for the nine-month period ended September 30, 1996 to conform to the 1997 presentation.

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

In May 1997, the Company, through its bank credit facilities, solicited commitments of $150,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Company has the right to solicit additional commitments of up to $100,000 under the Tranche B Facility. As of September 30, 1997, $150,000 was outstanding under the Tranche B Facility.

The commitments under the Tranche B Facility are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche B Facility loan commitments are as follows:

                     Years Ending
                     December 31,
                     -----------
    1999             $   15,000
    2000                 30,000
    2001                 30,000
    2002                 30,000
    2003                 30,000
    2004                 15,000
                     ----------
                     $  150,000
                     ==========

In July 1997, the Company repaid the $80,000 outstanding borrowings under the New Credit Facility and subsequently borrowed an equivalent amount under the bank credit facilities.

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


7.  Exchangeable Preferred Stock
    ----------------------------

Exchangeable Preferred Stock consists of the following:

                                                December 31,       September 30,
                                                    1996              1997
                                                    ----              ----
$2.875 Senior Exchangeable Preferred Stock      $  98,266        $   98,471
$11.625 Series B Exchangeable Preferred Stock     150,513           155,202
$10.00 Series D Exchangeable Preferred Stock      193,950           194,404
$9.20 Series E Exchangeable Preferred Stock             -           121,450
                                                ---------        ----------
                                                $ 442,729        $  569,527
                                                =========        ==========


$2.875 Senior Exchangeable Preferred Stock

The Company authorized 4,000,000 shares of $.01 par value Senior Preferred Stock, all of which was issued and outstanding at December 31, 1996 and September 30, 1997. The liquidation and redemption value at December 31, 1996 and September 30, 1997 was $100,000. In September 1997, the Company gave notice to call all outstanding shares of the Senior Preferred Stock effective November 3, 1997 (See Note 10 - Subsequent Events).

$11.625 Series B Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,531,526 shares and 1,576,036 shares of which were issued and outstanding at December 31, 1996 and September 30, 1997, respectively. The liquidation and redemption value at December 31, 1996 and September 30, 1997 was $153,153 and $157,604, respectively.

Commencing in the second quarter of 1997, the Company elected to satisfy its Series B Exchangeable Preferred Stock dividend requirements in cash.

$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series D Preferred Stock, all of which was issued and outstanding at December 31, 1996 and September 30, 1997. The liquidation and redemption value at December 31, 1996 and September 30, 1997 was $200,000.

$9.20 Series E Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value Series E Preferred Stock, all of which was issued and outstanding at September 30, 1997. The liquidation and redemption value at September 30, 1997 was $125,000. (See Note 4
- Private Offering).

8.  Common Stock
    ------------

On September 9, 1997, the Board of Directors authorized the Company to purchase up to $15,000 of its outstanding common shares for cash from time to time on the open market and through privately negotiated transactions (the "Repurchase Program"). In September 1997, in accordance with the Repurchase Program, the Company purchased 46,100 shares of its outstanding common stock which was recorded at a cost (including commissions) of $549 and classified as common stock in treasury on the condensed consolidated balance sheet at September 30, 1997.

On September 16, 1997, the Company purchased a block of 523,000 shares of the Company's common stock at a price of $12 1/4 per share. The shares were purchased in the open market through the New York Stock Exchange. The purchase of these shares was not part of the Repurchase Program. The shares are classified as common stock in treasury and are recorded at a cost (including commissions) of $6,422 on the condensed consolidated balance sheet at September 30, 1997.

9.  Loss per Common Share
    ---------------------

Loss per common share for the three and nine-month periods ended September 30, 1996 and 1997 was computed using the weighted average number of common stock shares outstanding during each period. The effect of the assumed exercise of non-qualified stock options is not included because the effect is anti-dilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

10. Subsequent Events
    -----------------

On October 30, 1997, the Company announced that on November 18, 1997 it is changing its name to PRIMEDIA Inc. to better reflect the "prime" positioning the Company has in six areas of specialized "media." On November 18, 1997 the Company's New York Stock Exchange symbol will change from KCC to PRM.

On November 3, 1997 the Company redeemed all 4,000,000 outstanding shares of $2.875 Senior Exchangeable Preferred Stock at a price of $26.45 per share, plus accrued and unpaid dividends, aggregating $105,864.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

K-III Communications Corporation, together with its subsidiaries, is collectively referred to as "K-III" or the "Company." On October 30, 1997, the Company announced that on November 18, 1997 it is changing its name to PRIMEDIA Inc. to better reflect the "prime" positioning the Company has in six areas of specialized "media."

The following discussion and analysis of the Company's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company organizes its businesses into three segments: specialty magazines (specialty consumer and technical and trade magazines), education (classroom and workplace learning) and information (consumer and business). The specialty magazines segment has in prior periods been referred to as the specialty media segment, but the Company believes the new name is more reflective of the focus of the segment. Most of the Company's products are premier brands with leadership positions in the specialty niche markets in which such products compete.

Management believes a meaningful comparison of the results of operations for 1996 and 1997 is obtained by using this segment information. This quarter, the Company begins presenting results from "continuing businesses" which exclude the results of the Non-Core Businesses, ("Continuing Businesses"). The Non-Core Businesses include Krames, Katharine Gibbs, New Woman and Intertec Mailing Services which have been divested; Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), for which there is an agreement in principle for sale, and The Daily Racing Form and Stagebill which are being held for sale. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.




                K-III COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                         Nine Months Ended                 Three Months Ended
                                                           September 30,                      September 30,
                                                        1996          1997               1996              1997
                                                        ----          ----               ----              ----

Sales, net from:
    Continuing Businesses:
      Specialty Magazines                          $   468,177   $   519,512         $   158,891    $   180,665
      Education                                        121,097       165,769              47,142         54,593
      Information                                      172,701       199,571              58,771         70,460
                                                   -----------   -----------         -----------    -----------
         Subtotal                                      761,975       884,852             264,804        305,718
    Non-Core Businesses                                233,076       205,145              79,614         63,226
                                                   -----------   -----------         -----------    -----------
         Total                                     $   995,051   $ 1,089,997         $   344,418    $   368,944
                                                   ===========   ===========         ===========    ===========

Operating income (loss) from:

    Continuing Businesses:
      Specialty Magazines                          $    46,845    $   70,393         $    20,009    $    23,098
      Education                                          2,079         3,287              (7,858)        (3,280)
      Information                                       17,127        16,637               7,634          6,878
      Corporate                                        (15,905)      (19,100)             (5,690)        (6,646)
                                                   -----------    ----------         -----------    -----------
         Subtotal                                       50,146        71,217              14,095         20,050
    Non-Core Businesses                                 (1,362)     (123,547)              4,424       (132,376)
                                                   -----------    ----------         -----------    -----------
         Total                                          48,784       (52,330)             18,519       (112,326)

Other income (expense):
      Interest expense                                 (91,313)     (103,728)            (33,716)       (34,765)
      Amortization of deferred financing
           costs                                        (2,784)       (2,323)               (917)          (741)
      Other, net                                         5,612           176               4,219            158
                                                   -----------    ----------         -----------    -----------
Loss before income tax benefit
       and extraordinary charge                        (39,701)     (158,205)            (11,895)      (147,674)


Income tax benefit - carryback claim                         -         1,685                   -              -
                                                   -----------    ----------         -----------    -----------

Loss before extraordinary charge                       (39,701)     (156,520)            (11,895)      (147,674)

Extraordinary charge - extinguishment
      of debt                                           (7,572)      (15,401)                  -              -
                                                   -----------    ----------         -----------    -----------
Net loss                                           $   (47,273)   $ (171,921)        $   (11,895)   $  (147,674)
                                                   ===========    ==========         ===========    ===========

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Nine months Ended September 30, 1997 Compared to Nine Months ended September 30, 1996:

Consolidated Results:

Sales from Continuing Businesses increased 16.1% to $884,852 in the 1997 period over 1996 sales of $761,975. Sales increased in all segments, with the greatest percentage increase coming from the education segment due to the 1996 acquisition of Westcott, which added $29,396. Consolidated sales as reported, including the Non-Core Businesses, increased by 9.5% to $1,089,997 in the 1997 period over 1996 reflecting the impact of the divestitures prior to the end of the 1997 period.

Operating income from Continuing Businesses increased by 42.0% to $71,217 in the 1997 period over 1996 due to operating income increases in the specialty magazines and education segments, with the larger increase coming from the specialty magazines segment. In 1997, the Company recorded a provision for loss on the sales of businesses of $138,640, primarily attributable to The Daily Racing Form. Consolidated operating income, including the Non-Core Businesses, before this provision in the 1997 period was $86,310, up 76.9% from the year ago period. This increase was driven by an increase in sales, the impact of acquisitions and a decrease in amortization of intangible assets, excess of purchase price over net assets acquired and other, partially offset by increases in marketing and selling, distribution, circulation and fulfillment, and editorial expenses. Paper costs, which in the first nine months of 1997 represented approximately 9% of the Company's total operating costs and expenses, were approximately 10% lower in the first nine months of 1997 versus the same period in 1996. Paper prices have been relatively stable in recent months. Consolidated operating loss as reported, including the Non-Core
Businesses and after deducting the provision for the loss on the sales of businesses, was $52,330 in the 1997 period as compared to operating income of $48,784 in 1996.

Interest expense increased by $12,415, or 13.6% in the 1997 period over 1996 primarily due to the increased level of borrowings associated with acquisitions. The increase in the level of borrowings has slowed due to the Company's focus on smaller acquisitions.

The consolidated loss before income tax benefit and extraordinary charge increased by $118,504 to $158,205 in the first nine months of 1997 versus 1996 due primarily to the provision for loss on the sales of businesses, offset by an increase in operating income before the provision. The $7,829 increase in the extraordinary charge reflects the aggregate premium paid on the redemptions of the Company's 10 5/8% Senior Notes and an additional write-off of related deferred financing costs.

Specialty Magazines:

Sales from Continuing Businesses increased 11.0% to $519,512 from $468,177 in 1996 due largely to internal growth. Growth was led by Seventeen, which achieved newsstand sales of over one million copies in August, Soap Opera Digest, which became a weekly publication during the period and strong advertising and circulation growth at many of the Company's magazines. The sales increase was also impacted by advertising revenue growth, particularly in technical and trade magazines and various acquisitions. Excluded from Continuing Businesses in both periods are New Woman, Stagebill and Intertec Mailing Services. Operating income from Continuing Businesses increased 50.3% to $70,393 from $46,845 in 1996 due to the sales increases as well as the decline in paper prices in 1997.


Education:

Sales from Continuing Businesses increased 36.9% to $165,769 from $121,097 in 1996. The increase in sales reflects the advertising growth at Channel One, and acquisitions, particularly Westcott, which the company acquired in May 1996. Excluded from Continuing Businesses in both periods are Krames, Katharine Gibbs and Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences). Operating income from Continuing Businesses increased 58.1% to $3,287 from $2,079 in 1996 due largely to new advertising and acquisitions.

Information:

Sales from Continuing Businesses increased 15.6% to $199,571 from $172,701 in 1996. The increase is largely attributable to strong growth at the apartment guides, including the start-up of new guides, acquisitions and strong performances at Bacon's and the directories units. Excluded from Continuing Businesses in both periods is The Daily Racing Form. Operating income from Continuing Businesses decreased 2.9% to $16,637 from $17,127 in 1996 due largely to an increase in amortization of intangible assets associated with acquisitions.

Non-Core Businesses:

Sales from the Non-Core Businesses declined 12.0% to $205,145 from $233,076 in 1996. The majority of this decline resulted from the divestitures of Krames, Katharine Gibbs and New Woman prior to the end of the 1997 period. The operating loss from Non-Core Businesses increased to $123,547 from $1,362 in 1996 due to the provision for loss on the sales of businesses of $138,640 in 1997, partially offset by a reduction in the amortization of intangible assets and excess of purchase price over net assets acquired associated with the Non-Core Businesses.

Three months Ended September 30, 1997 Compared to Three Months ended September 30, 1996:

Consolidated Results:

Sales from Continuing Businesses increased 15.5% to $305,718 in the 1997 period over 1996 sales of $264,804. Sales increased in all segments, with greater growth coming from existing operations than from acquisitions. Consolidated sales as reported, including the Non-Core Businesses, increased by 7.1% to $368,944 in the 1997 period over 1996 reflecting the impact of the divestitures prior to the end of the 1997 period.

Operating income from Continuing Businesses increased by 42.2% to $20,050 in the 1997 period over 1996 due to the operating income increases in the specialty magazines and education segments with the larger increase coming from the education segment. In the third quarter of 1997, the Company recorded a provision for loss on sales of businesses of $138,640, primarily attributable to The Daily Racing Form. Consolidated operating income, including the Non-Core Businesses, before this provision in the 1997 period was $26,314, up 42.1% from the year ago period. This increase was driven by an increase in sales, the impact of acquisitions and a decrease in amortization of intangible assets, excess of purchase price over net assets acquired and other, partially offset by increases in marketing and selling, distribution, circulation and fulfillment, and editorial expenses. Paper costs, which in the 1997 quarter represented approximately 9% of the Company's total operating costs and expenses, were approximately 5% lower in the 1997 quarter versus the same period in 1996. Paper prices have been relatively stable in recent months. Consolidated operating loss as reported, including the Non-Core Businesses, and after deducting the provision for loss on the sales of businesses was $112,326 in the 1997 period as compared to operating income of $18,519 in 1996.

Interest expense increased by $1,049, or 3.1% in the 1997 period over 1996 primarily due to the increased level of borrowings associated with acquisitions. The consolidated loss increased by $135,779 to $147,674 in the 1997 period versus 1996 due primarily to the provision for loss on the sales of businesses.

Specialty Magazines:

Sales from Continuing Businesses increased 13.7% to $180,665 from $158,891 in 1996 due largely to internal growth. Growth was led by Seventeen which achieved newsstand sales of over one million copies in August, Soap Opera Digest, which continues to show revenue and circulation growth due to increased circulation frequency, and strong advertising and circulation growth at Horticulture, Sport Compact Car, Super Chevy, Modern Bride, Automobile and others. Acquisitions, particularly in the automotive enthusiast field, added to sales during the quarter. The Company is now the largest publisher of automotive enthusiast magazines, publishing 40 titles including the top-selling automotive magazine on the newsstand, Low Rider. Technical and trade magazines experienced advertising revenue growth, particularly Electrical Power & Transmission, International Construction and Global Telephony. Excluded from Continuing Businesses in both periods are New Woman, Stagebill and Intertec Mailing Services. Operating income from Continuing Businesses increased 15.4% to $23,098 from $20,009 in 1996 due largely to the sales increases as well as to the decline in paper prices in 1997.


Education:

Sales from Continuing Businesses increased 15.8% to $54,593 from $47,142 in 1996. The increase in sales reflects the advertising growth at Channel One and acquisitions such as Cover Concepts and QWIZ. Westcott's sales were modestly lower than year ago levels reflecting the discontinuation of certain networks. Excluded from Continuing Businesses in both periods are Krames, Katharine Gibbs and Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences). Operating loss from Continuing Businesses decreased 58.3% to $3,280 from $7,858 due largely to new advertising and acquisitions.

Information:

Sales from Continuing Businesses increased 19.9% to $70,460 from $58,771 in 1996. The increase is largely attributable to strong growth at the apartment guides, which continue to add new advertisers and directories and increase distribution. Strong performances at Bacon's and the directories units and certain acquisitions added to the sales increase. Excluded from Continuing Businesses in both periods is The Daily Racing Form. Operating income from Continuing Businesses decreased 9.9% to $6,878 from $7,634 in 1996 due largely to an increase in amortization of intangible assets associated with acquisitions.

Non-Core Businesses:

Sales from the Non-Core Businesses declined 20.6% to $63,226 from $79,614 in 1996. The majority of this decline resulted from the divestitures of Krames, Katharine Gibbs and New Woman prior to the end of the 1997 period. The operating loss from the Non-Core Businesses was $132,376 compared to operating income of $4,424 in 1996 due to the provision for loss on the sales of businesses of $138,640 in 1997, partially offset by a reduction in the amortization of intangible assets and excess of purchase price over net assets acquired associated with the Non-Core Businesses.

Liquidity and Capital Resources

Consolidated working capital (deficiency) including current maturities of long-term debt was $(19,735) at September 30, 1997 compared to a working capital (deficiency) of $(44,705) at December 31, 1996. Excluding the effect of the reclassification of net assets held for sale, consolidated working capital (deficiency) including current maturities of long-term debt would have been $(76,491) at September 30, 1997 compared to $(69,317) at December 31, 1996.
Consolidated working capital (deficiency) reflects the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

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

                                                          Nine Months Ended                Three Months Ended
                                                            September 30,                     September 30,
                                                        1996            1997               1996          1997
                                                        ----            ----               ----          ----

EBITDA from:
    Continuing Businesses:
      Specialty Magazines                          $    96,374    $    113,854       $    33,875    $    39,141
      Education                                         41,109          49,724            10,774         12,585
      Information                                       44,834          47,986            15,711         18,189
      Corporate                                        (15,336)        (19,256)           (5,485)        (6,546)
                                                   -----------    ------------       -----------    -----------
         Subtotal                                      166,981         192,308            54,875         63,369
    Non-Core Businesses                                 21,747          19,696            11,358          6,438
                                                   -----------    ------------       -----------    -----------
         Total                                     $   188,728    $    212,004       $    66,233    $    69,807
                                                   ===========    ============       ===========    ===========

Net Cash Provided by (Used in)
        Operating Activities from:

    Continuing Businesses:
      Specialty Magazines                          $    72,488    $    103,596       $    39,454    $    39,675
      Education                                         22,038          20,541            15,298         13,237
      Information                                       40,891          43,133            10,347         15,126
      Corporate                                        (88,738)       (131,296)          (27,753)       (52,251)
                                                   -----------    ------------       -----------    -----------
         Subtotal                                       46,679          35,974            37,346         15,787
    Non-Core Businesses                                 17,157          10,143            15,375          4,928
                                                   -----------    ------------       -----------    -----------
        Total                                      $    63,836    $     46,117       $    52,721    $    20,715
                                                   ===========    ============       ===========    ===========



Net Cash Provided by (Used in)
        Investing Activities from:

    Continuing Businesses:
      Specialty Magazines                          $  (200,415)   $    (63,654)      $    (6,420)   $   (19,015)
      Education                                       (432,470)        (68,088)          (11,271)        (3,861)
      Information                                      (39,474)        (47,168)           (4,791)        (3,988)
      Corporate                                           (877)         (1,200)             (425)          (544)
                                                   -----------    ------------       -----------    -----------
         Subtotal                                     (673,236)       (180,110)          (22,907)       (27,408)
    Non-Core Businesses                                (10,102)         87,207            (7,379)        85,976
                                                   -----------    ------------       -----------    -----------
         Total                                     $  (683,338)   $    (92,903)      $   (30,286)   $    58,568
                                                   ===========    ============       ===========    ===========

Net Cash Provided by (Used in)
        Financing Activities from:

    Continuing Businesses:
      Specialty Magazines                          $    (5,493)   $     (1,876)      $       (46)   $      (292)
      Education                                         (1,528)           (813)             (230)          (260)
      Information                                       (1,022)           (256)               68           (174)
      Corporate                                        634,878          35,238            (7,337)       (83,255)
                                                   -----------    ------------       -----------    -----------
         Subtotal                                      626,835          32,293            (7,545)       (83,981)
    Non-Core Businesses                                 (2,055)           (469)              (82)           123
                                                   -----------    ------------       -----------    -----------
         Total                                     $   624,780    $     31,824       $    (7,627)   $   (83,858)
                                                   ===========    ============       ===========    ===========







                                                       Nine Months Ended                   Three Months Ended
                                                         September 30,                       September 30,
                                                     1996            1997                 1996            1997
                                                     ----            ----                 ----            ----

Excess (Deficiency) of Earnings
        to Fixed Charges from:

    Continuing Businesses:
      Specialty Magazines                          $    48,852    $     68,481       $    22,405    $    18,759
      Education                                          1,034           2,057            (8,139)        (3,723)
      Information                                       14,732          12,076             8,050          9,229
      Corporate                                       (102,277)       (116,583)          (38,723)       (39,380)
                                                   -----------    ------------       -----------    -----------
        Subtotal                                       (37,659)        (33,969)          (16,407)       (15,115)
    Non-Core Businesses                                 (2,042)       (124,236)            4,512       (132,559)
                                                   -----------    ------------       -----------    -----------
         Total                                     $   (39,701)   $   (158,205)      $   (11,895)   $  (147,674)
                                                   ===========    ============       ===========    ===========


Excess (Deficiency) of Earnings to
        Fixed Charges and Preferred Stock
        Dividends from:

    Continuing Businesses:
      Specialty Magazines                          $    48,852    $     68,481       $    22,405    $    18,759
      Education                                          1,034           2,057            (8,139)        (3,723)
      Information                                       14,732          12,076             8,050          9,229
      Corporate                                       (133,603)       (153,820)          (50,801)       (51,836)
                                                   -----------    ------------       -----------    -----------
         Subtotal                                      (68,985)        (71,206)          (28,485)       (27,571)
    Non-Core Businesses                                 (2,042)       (124,236)            4,512       (132,559)
                                                   -----------    ------------       -----------    -----------
         Total                                     $   (71,027)   $   (195,442)      $   (23,973)   $  (160,130)
                                                   ===========    ============       ===========    ===========



EBITDA from Continuing Businesses increased 15.2% to $192,308 in the nine months ended September 30, 1997 over 1996 mainly as a result of growth in existing operations, new product additions and acquisitions of products and businesses. EBITDA from Continuing Businesses in the specialty magazines segment increased 18.1% to $113,854 primarily due to strong organic growth in circulation and advertising revenue as well as savings from paper price declines. EBITDA from Continuing Businesses in the education segment increased 21.0% to $49,724 largely attributable to Westcott, which was acquired in the second quarter of 1996, other acquisitions and strong performance at the existing units. EBITDA from Continuing Businesses in the information segment increased 7.0% to $47,986 primarily due to increases in advertising revenue at the apartment guides and distribution revenues at the consumer directories. EBITDA from the Non-Core Businesses declined 9.4% to $19,696 in 1997 primarily as a result of the divestitures during the period. Net cash provided by operating activities during the nine months ended September 30, 1997, after interest payments of $113,215, was $46,117, a decrease of $17,719 over the same 1996 period, due primarily to an increase in interest payments. Net capital expenditures were $22,305 during the 1997 period which was an increase of $4,202 from the 1996 period. Payments for acquisitions of $182,570 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the first nine months of 1997.

EBITDA from Continuing Businesses increased by 15.5% to $63,369 in the three months ended September 30, 1997 over 1996 mainly as a result of growth in existing operations, new product additions and acquisitions of products and businesses. EBITDA from Continuing Businesses in the specialty magazines segment increased 15.6% to $39,141 primarily due to strong organic growth in circulation and advertising revenues as well as savings from paper price declines. EBITDA from Continuing Businesses in the education segment increased 16.8% to $12,585 largely attributable to continued strong performance at Channel One and certain acquisitions. EBITDA from Continuing Businesses in the information segment increased 15.8% to $18,189 mainly attributable to increases in advertising revenue at the apartment guides, distribution revenues at the consumer directories and new product introductions at various units. EBITDA from the Non-Core Businesses declined 43.3% to $6,438 in the third quarter of 1997 primarily as a result of the divestitures as well as from declines at Newbridge and The Daily Racing Form. Net cash provided by operating activities during the three months ended September 30, 1997, after interest payments of $46,155, was $20,715, a decrease of $32,006 over the same 1996 period, due primarily to an increase in interest payments. Net capital expenditures were $7,702 during the three months ended September 30, 1997 which was a decrease of $772 from the 1996 period. Payments for acquisitions of $40,279 (including certain immaterial purchase price adjustments relating to previous acquisitions) were made during the three months ended September 30, 1997.

The Company's earnings (defined as pretax income or loss from continuing operations) are inadequate to cover fixed charges by $39,701 and $158,205 for the nine-month periods ended September 30, 1996 and 1997, respectively, and $11,895 and $147,674 for the three-month periods ended September 30, 1996 and 1997, respectively. The Company's earnings (defined as pretax income or loss from continuing operations) are inadequate to cover fixed charges plus preferred stock dividends by $71,027 and $195,442 for the nine-month periods ended September 30, 1996 and 1997, respectively and $23,973 and $160,130 for the three-month periods ended September 30, 1996 and 1997, respectively. Fixed charges consist of interest expense on long-term debt and other non-current obligations (including current maturities on long-term debt), amortization of deferred financing costs, and that portion of operating rental expense that represents interest. Such earnings have been reduced by non-cash charges (including depreciation, amortization, provision for loss on the sales of businesses and non-cash dividends) of approximately $158,616 and $276,065 for the nine-month periods ended September 30, 1996 and 1997, respectively, and $53,353 and $184,526 for the three-month periods ended September 30, 1996 and 1997, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges by approximately $106,658 and $113,409 for the nine-month periods ended September 30, 1996 and 1997, respectively, and $37,255 and $36,852 for the three-month periods ended September 30, 1996 and 1997, respectively. Adjusted to eliminate these non-cash charges, earnings would have exceeded fixed charges plus preferred stock dividends by approximately $87,589 and $80,623 for the nine-month periods ended September 30, 1996 and 1997, respectively, and $29,380 and $24,396 for the three-month periods ended September 30, 1996 and 1997, respectively.

Financing Arrangements
----------------------

In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest from various brokers on the open market. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $15,401 on the accompanying statement of condensed consolidated operations for the nine-month period ended September 30, 1997.

The write-off of the unamortized deferred financing costs of $7,572 related to the Company's May 1996 bank debt refinancing has been reclassified as an extraordinary charge on the accompanying statement of condensed consolidated operations for the nine-month period ended September 30, 1996 to conform to the 1997 presentation.

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

In May 1997, the Company, through its bank credit facilities, solicited commitments of $150,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). The Company has the right to solicit additional commitments of up to $100,000 under the Tranche B Facility. As of September 30, 1997, $150,000 was outstanding under the Tranche B Facility.

The commitments under the Tranche B Facility are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche B Facility loan commitments are as follows:

                               Years Ending
                               December 31,
                               -----------
       1999                   $   15,000
       2000                       30,000
       2001                       30,000
       2002                       30,000
       2003                       30,000
       2004                       15,000
                              ----------
                              $  150,000
                              ==========

In July 1997, the Company repaid the $80,000 outstanding borrowings under the New Credit Facility and subsequently borrowed an equivalent amount under the bank credit facilities.

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


Recent Developments
-------------------

On October 30, 1997, the Company announced that on November 18, 1997 it is changing its name to PRIMEDIA Inc. to better reflect the "prime" positioning the Company has in six areas of specialized "media." On November 18, 1997 the Company's New York Stock Exchange symbol will change from KCC to PRM.

On November 3, 1997 the Company redeemed all 4,000,000 outstanding shares of $2.875 Senior Exchangeable Preferred Stock at a price of $26.45 per share, plus accrued and unpaid dividends, aggregating $105,864.

Impact of Inflation
-------------------

The impact of inflation was immaterial during 1996 and 1997 with the exception of paper prices in early 1996. Paper prices declined around mid-year 1996 and continued that trend through the first six months of 1997. Moderate paper price increases occurred in July 1997 for most of the grades of paper used by the Company. In the first nine months of 1997, paper costs represented approximately 9% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by K-III's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        K-III Communications Corporation
                                  (Registrant)





Date:     November 14, 1997         /s/  William F. Reilly
          -----------------        --------------------------------------------
                                                  (Signature)
                                 Chairman, Chief Executive Officer and Director
                                          (Principal Executive Officer)






Date:     November 14, 1997        /s/  Curtis A. Thompson
          -----------------        --------------------------------------------
                                                  (Signature)
                                         Vice President and Controller
                                         (Principal Accounting Officer)