Form 10-K405
period 1997-12-31
PRIMEDIA INC; PLAZA COMMUNICATIONS INC; EXCELLENCE IN TRAINING CORP; INDUSTRIAL TRAINING SYSTEMS CORP; INTELLICHOICE INC; BACONS INFORMATION INC; K III PRIME CORP; INTERTEC PUBLISHING CORP; FILMS FOR THE HUMANITIES & SCIENCES INC; R E R PUBLISHING CORP
filed 1998-03-30
CIK 884382, 720642, 767247, 801309, 849427, 871784, 884397, 884398, 884399, 884401

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

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-11106

                                 PRIMEDIA INC.
                  (FORMERLY K-III COMMUNICATIONS CORPORATION)
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

    The aggregate market value of the common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA at February 19, 1998 was approximately $275 million.

    As of February 19, 1998, 129,120,309 shares of PRIMEDIA's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
PRIMEDIA's notice of annual meeting and proxy statement for its 1998 annual meeting of shareholders into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                        EXACT NAME OF                          JURISDICTION OF       INDUSTRIAL         EMPLOYER
                   REGISTRANT AS SPECIFIED                     INCORPORATION OR    CLASSIFICATION     IDENTIFICATION
                       IN ITS CHARTER                            ORGANIZATION        CODE NUMBER         NUMBER
              ---------------------------------                ----------------  -------------------  -------------
The Apartment Guide of Nashville, Inc........................  Tennessee                   2741       62-1224076
Argus Publishers Corporation.................................  California                  2721       95-2219151
American Heat Video Productions, Inc. .......................  Missouri                    8299       43-1418177
ASTN, Inc. ..................................................  Delaware                    8299       75-2590386
A WEP Company................................................  California                  2721       95-4129732
Bacon's Information, Inc. ...................................  Delaware                    7389       36-4011543
Bankers Consulting Company...................................  Missouri                    8299       43-1771756
Bowhunter Magazine, Inc. ....................................  Pennsylvania                2721       23-2667502
Canoe & Kayak, Inc. .........................................  Delaware                    2721       41-1895510
Cardinal Business Media, Inc. ...............................  Delaware                    2721       23-2695564
Cardinal Business Media Holdings, Inc. ......................  Delaware                    2721       23-2695951
Channel One Communications Corp. ............................  Delaware                    4833       13-3783278
Climbing, Inc. ..............................................  Delaware                    2721       41-1885204
Cover Concepts Marketing Services, LLC.......................  Delaware                    7319       04-3370389
Cowles Business Media, Inc. .................................  Connecticut                 2721       06-0935977
Cowles Enthusiast Media, Inc. ...............................  Pennsylvania                2721       23-1577768
Cowles History Group, Inc. ..................................  Virginia                    2721       54-1606227
Cowles/Simba Information, Inc. ..............................  Connecticut                 2721       06-1281600
CSK Publishing Company Incorporated..........................  Delaware                    2721       13-3023395
Cumberland Publishing, Inc. .................................  Maryland                    2721       52-1758147
DRF Finance, Inc. ...........................................  Delaware                    2721       13-3616341
Daily Racing Form, Inc. .....................................  Delaware                    2721       13-3616342
Data Book, Inc. .............................................  Georgia                     2741       58-1482678
The Electronics Source Book, Inc. ...........................  Delaware                    2741       36-0645610
Excellence in Training Corporation...........................  Delaware                    8299       75-2532442
Films for the Humanities & Sciences, Inc. ...................  Delaware                    7812       13-1932571
Funk & Wagnalls Yearbook Corp. ..............................  Delaware                    2731       13-3603787
Gareth Stevens, Inc. ........................................  Wisconsin                   2731       39-1462742
GO LO Entertainment, Inc. ...................................  California                  7389       95-4307031
Guinn Communications, Inc. ..................................  Tennessee                   2741       62-1486552
Haas Publishing Companies, Inc. .............................  Delaware                    2741       58-1858150
Health & Sciences Network, Inc. .............................  California                  8299       95-3654568
Horse & Rider, Inc. .........................................  California                  2721       33-0480523
Intermodal Publishing Company, Ltd. .........................  New York                    2721       13-2633752
IDTN Leasing Corporation.....................................  Delaware                    8299       13-3414420
Industrial Training Systems Corporation......................  New Jersey                  8299       22-2070040
IntelliChoice, Inc. .........................................  California                  2721       77-0168905
Intertec Market Reports, Inc. ...............................  Delaware                    2721       36-1534790
Intertec Presentations, Inc. ................................  Colorado                    2721       84-0840004
Intertec Publishing Corporation..............................  Delaware                    2721       48-1071277
K-III HPC, Inc. .............................................  Delaware                    6719       58-2105885
K-III Prime Corporation......................................  Delaware                    6719       13-3631019
Kitplanes Acquisition Company................................  Delaware                    2721       95-4617433
Law Enforcement Television Network, Inc. ....................  Texas                       8299       75-2257839
Lifetime Learning Systems, Inc. .............................  Delaware                    2741       13-3783276
Little Rock Apartment Guide, Inc. ...........................  Arkansas                    2741       74-2298918
Lockert Jackson & Associates, Inc. ..........................  Washington                  8299       91-1395126
Low Rider Publishing Group, Inc..............................  California                  2721       95-4307029
McMullen Argus Publishing, Inc. .............................  California                  2721       95-2663753
Memphis Apartment Guide, Inc. ...............................  Tennessee                   2741       62-0964956
Musical America Publishing, Inc. ............................  Delaware                    2721       13-2782528
Nelson Information, Inc. ....................................  Delaware                    2741       13-3740812
Pictorial, Inc. .............................................  Indiana                     2731       35-1616640
Plaza Communications, Inc. ..................................  California                  2721       95-3053189
PRIMEDIA Holdings III Inc. ..................................  Delaware                    6719       13-3617238
PRIMEDIA Information Inc. ...................................  Delaware                    2721       13-3555670

                                                                STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                        EXACT NAME OF                          JURISDICTION OF       INDUSTRIAL         EMPLOYER
                   REGISTRANT AS SPECIFIED                     INCORPORATION OR    CLASSIFICATION     IDENTIFICATION
                       IN ITS CHARTER                            ORGANIZATION        CODE NUMBER         NUMBER
              ---------------------------------                ----------------  -------------------  -------------
PRIMEDIA Magazines Inc. .....................................  Delaware                    2721       13-3616344
PRIMEDIA Magazines Finance Inc. .............................  Delaware                    2721       13-3616343
PRIMEDIA Reference Inc. .....................................  Delaware                    2731       13-3603781
PRIMEDIA Special Interest Publications Inc. .................  Delaware                    2721       52-1654079
PRIMEDIA Workplace Learning, Inc. ...........................  Texas                       8299       75-2110878
QWIZ, Inc. ..................................................  Delaware                    7372       58-2302364
R.E.R. Publishing Corporation................................  New York                    2721       13-3090623
RetailVision, Inc. ..........................................  Delaware                    2721       03-0339898
Southwest Art, Inc. .........................................  Delaware                    2721       76-0233343
Straight Down, Inc...........................................  California                  2721       95-3824415
Symbol of Excellence Publishers, Inc. .......................  Alabama                     2721       63-0845698
Tel-A-Train, Inc.............................................  Delaware                    8299       75-2532446
The Virtual Flyshop, Inc. ...................................  Colorado                    2721       84-1318377
TI-IN Acquisition Corporation................................  Texas                       8299       75-2478738
Vegetarian Times, Inc. ......................................  Illinois                    2721       36-3636836
Weekly Reader Corporation....................................  Delaware                    2721       13-3603780
Westcott Communications Michigan, Inc. ......................  Michigan                    8299       38-2955660
Westcott ECI, Inc. ..........................................  Texas                       8299       75-2475419
Western Empire Publications, Inc. ...........................  Delaware                    2721       95-3363328

    The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

    The financial statements of the guarantor subsidiaries are omitted because PRIMEDIA believes the separate financial statements would not be material to the shareholders and potential investors. The total assets, revenues, income or equity of non-guarantor subsidiaries, both individually and on a combined basis are inconsequential in relation to the total assets, revenues, income or equity of PRIMEDIA. All of the equity securities of each of the additional registrants set forth in the table above are owned, either directly or indirectly, by PRIMEDIA, and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of PRIMEDIA or any of the additional registrants.

                                 PRIMEDIA INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1997

                           CROSS REFERENCE SHEET FOR
                            PARTS I, II, III AND IV

                                                                                                                           PAGE
                                                                                                                           -----
PART I
 Item 1.                Business......................................................................................           1
 Item 2.                Properties....................................................................................          10
 Item 3.                Legal Proceedings.............................................................................          10
 Item 4.                Submission of Matters to a Vote of Security Holders...........................................          10

PART II
 Item 5.                Market for Registrant's Common Equity and Related Stockholder Matters.........................          11
 Item 6.                Selected Financial Data.......................................................................          12
 Item 7.                Management's Discussion and Analysis of Financial Condition and Results of Operations.........          14
 Item 7A.               Quantitative and Qualitative Disclosures About Market Risk....................................          25
 Item 8.                Financial Statements and Supplementary Data...................................................          26
 Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          61
PART III     --         Omitted, except Item 10 as to Executive Officers is included as part of Part I
                        Item 1........................................................................................          61

PART IV
 Item 14.               Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          61

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    PRIMEDIA Inc. (which together with its subsidiaries (and its predecessors) is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is the authoritative source of specialized information for highly targeted audiences in the education, business and special interest consumer markets. Most of the Company's products have leadership positions in the specialty niche markets in which such products compete: specialty magazines (E.G., SEVENTEEN, AMERICAN BABY, SOAP OPERA DIGEST, TRUCKIN', SEW NEWS and TELEPHONY); education (E.G., CHANNEL ONE NETWORK, WEEKLY READER and PRIMEDIA Workplace Learning); and information (E.G., APARTMENT GUIDES, WARD'S, THE WORLD ALMANAC and BACON'S).

    The Company has achieved substantial revenue growth through the development of its franchises, combined with its operating expertise and a successful acquisition strategy. For the period starting in 1993 through 1997, sales have grown at a compound annual rate of 15% to $1,488 million. Operating loss in 1997 was $20.8 million compared to $7.7 million in 1993 (after deductions for amortization and depreciation of $184.2 million in 1997 and $143.3 million in
1993).

GROWTH STRATEGY

    PRIMEDIA's strategy is to address growing needs in today's information economy. Technology has created a flood of information. Consequently, management believes the key role of the media is shifting from making information broadly available across all audiences to sifting out and qualifying information for the benefit of specific audiences. The Company's products are authoritative information sources meeting customers' particular needs in the most beneficial formats--print, electronic, and multimedia. Its pursuit of this strategy in its targeted markets has enabled PRIMEDIA to achieve an average market share across all products of 60%, with 80% ranking number one or two in their markets.

    PRIMEDIA provides authoritative information in six areas that show superior growth: specialty consumer magazines and technical and trade magazines in the specialty magazine segment; classroom learning and workplace learning in the education segment; and consumer and business information products in the information segment. In each of these six areas, the Company offers authoritative information products that have a branded presence and leading market positions.

    The Company is taking advantage of fundamental growth trends in these six markets. The Company's specialty magazines take advantage of trends in the specialty consumer market where advertising growth has outpaced general interest magazine, broadcast television, radio and newspaper advertising growth since 1989. In classroom and workplace learning, PRIMEDIA is building on rising elementary and secondary school enrollments, increased spending on supplementary educational materials and the rapid growth in outsourced workplace education. The Company's consumer and business information products are capitalizing on the trend towards targeted marketing and away from general interest sources such as newspapers and the increased spending by businesses for information.

    The Company seeks to maximize its operating performance by capitalizing on its leading position in each of these growing markets. Each of PRIMEDIA's six growth vehicles has opportunities for expansion through both internal organic development and product line acquisitions. Organic growth results from both market expansion and product innovation in conventional and new media formats. Growth through product line acquisition is made possible by the constant availability of leading brands for sale in niche markets in PRIMEDIA's six growth areas. To support this aspect of growth, the Company has successfully developed a selective and disciplined process of identifying, evaluating and integrating acquired companies. The primary source of funds for these product line acquisitions is the cash generated by the Company's operations, which by their nature have high operating margins and low capital requirements. Net capital expenditures were approximately $31.1 million, $28.8 million and $23.4 million, or 2.1%, 2.1% and 2.2% of sales, in 1997, 1996 and 1995, respectively. Additionally, cash available for reinvestment is amplified because the Company pays virtually no income taxes largely as a result of having structured most of its acquisitions to create tax-deductible amortization of intangible assets which results in net operating losses.

    The Company has focused on the areas of its business that have the greatest potential for strong organic growth and growth through product line acquisitions. Those growth vehicles by segment are: specialty magazines--specialty consumer magazines and technical and trade magazines; education-- classroom learning and workplace learning; and information--consumer information and business information.

    On November 18, 1997, the Company changed its name to PRIMEDIA Inc. to better reflect the "prime" positioning the Company has in six areas of specialized "media." On November 18, 1997, the Company's New York Stock Exchange symbol was changed from KCC to PRM.

    Refer to Item 7 for a description of segment sales and income.

SPECIALTY MAGAZINES

    The specialty magazines segment consists of specialty consumer magazines and technical and trade magazines. In 1997, 60% of its 67 specialty consumer magazines and nearly 50% of its 65 technical and trade magazines, were number one in their respective markets. According to the WALL STREET JOURNAL, PRIMEDIA is the largest magazine publisher in the United States of America by ad page count. Some of the Company's specialty consumer magazines include SOAP OPERA DIGEST, SEVENTEEN, NEW YORK, CHICAGO, TRUCKIN' and SEW NEWS; leading technical and trade publications include TELEPHONY, FLEET OWNER and AMERICAN PRINTER.

SPECIALTY CONSUMER MAGAZINES

    The Company's specialty consumer magazines include SOAP OPERA DIGEST, MODERN BRIDE, SEVENTEEN, AMERICAN BABY, over 36 automotive titles, and 13 local bridal as well as sewing, crafts and other titles. The principal sources for specialty consumer magazines' sales are advertising and circulation. In the year ended December 31, 1997, approximately 54% of the specialty consumer magazines' sales were from advertising, 42% were from circulation and 4% were from other sources.

    SOAP OPERA DIGEST and SOAP OPERA WEEKLY are the leading publications covering soap operas aired on network television. SOAP OPERA DIGEST was a bi-weekly publication through 1996. In the spring of 1997, SOAP OPERA DIGEST became a weekly publication with an average circulation of 1.1 million per week. SOAP OPERA WEEKLY had an average 1997 circulation of 465,000. Both publications are distributed mainly at supermarket, convenience store and drugstore checkout counters with SOAP OPERA DIGEST also having a significant subscriber base. They compete for circulation on the basis of editorial content and quality against such publications as SOAP OPERA NEWS and SOAP OPERA MAGAZINE, both of which have substantially lower circulation.

    SEVENTEEN is the leading young women's fashion and beauty magazine based on both circulation and advertising pages, with fashion, boys, beauty, talent and lifestyle editorial targeted to girls aged 12 to 19. SEVENTEEN's monthly rate base is 2.3 million; it is the largest circulation teen and fashion and beauty magazine in the United States. Its principal competitor is YM. SEVENTEEN competes for circulation based on the nature and quality of its editorial.

    AMERICAN BABY, a baby care publication distributed monthly to approximately
1.7 million expectant and new parents, contains articles on all aspects of pregnancy and baby care. While the magazine competes with PARENTS, PARENTING and CHILD for the larger childcare market, AMERICAN BABY'S principal competitor is BABY TALK. AMERICAN BABY also offers several ancillary products including sampling and couponing programs and a cable television show.

    The Company's other specialty consumer magazines include AUTOMOBILE, which caters to the high-end automotive market, MODERN BRIDE, a guide to bridal fashions, home furnishings and honeymoons, the city magazines NEW YORK and CHICAGO, TRUCKIN', the leading truck customization publication, SEW NEWS, the premier sewing title and DOG WORLD, the leading publication for dog breeders. The Company's sales of the automotive titles are primarily newsstand driven; the sewing and crafts titles are primarily sold by subscription, and the other titles have significant sales both by subscription and on the newsstand. Subscriptions are obtained using printed advertisements, direct mail, clearinghouses and subscription cards in each magazine.

    In 1997, the Company acquired CONTEMPORARY BRIDE OF DETROIT, SHOTGUN NEWS, SURFING, CAR AUDIO AND ELECTRONICS, VETTE, MUSCLE MUSTANGS, LOW RIDER, and several other related titles. The Company, on January 8, 1998, executed a definitive agreement with McClatchy Newspapers, Inc. and Cowles Media Company (the "Cowles Transaction") to acquire Cowles Enthusiast Media consisting of specialty consumer magazines.

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

    In 1997, SEVENTEEN established a brand licensing program centered around the launch of select categories of SEVENTEEN-branded merchandise. This merchandise will begin to appear in retail outlets in mid-1998.

    With the 1997 launch of websites for SOAP OPERA DIGEST (www.soapdigest.com) and NEW YORK MAGAZINE (www.newyorkmag.com), the Company now has websites for the vast majority of its specialty consumer magazines.

    In 1997, the Company launched numerous special issues of titles including, but not limited to, SEVENTEEN, AUTOMOBILE MAGAZINE, HORTICULTURE and TRUCKIN'.

TECHNICAL AND TRADE MAGAZINES

    The Company publishes 65 technical and trade magazines that provide vital information to professionals in fields such as telecommunications (TELEPHONY and WIRELESS REVIEW), agriculture (SOYBEAN DIGEST), transportation (FLEET OWNER) and real estate (NATIONAL REAL ESTATE INVESTOR). In 1997, 31 of these publications ranked number one, and approximately 72% of these publications ranked number one or two, in the fields they serve based on advertising pages. These magazines are distributed primarily on a "controlled circulation" basis to members of a targeted industry group and provide career and business-enhancing technical and tutorial editorial content. Capitalizing on the centralized circulation, fulfillment, production and other back office services, new titles can be spun-off from existing titles or acquired and integrated.

    During 1997, approximately 78% of the sales of the technical and trade titles were generated from advertising. Because each of the technical and trade magazines is distributed almost exclusively to purchasing decision makers in a targeted industry group, product and service providers are able to focus their advertising. The advertising rates charged are based on the size of the circulation within the target group as well as competitive factors. These magazines compete for advertising on the basis of advertising rates, circulation, reach, editorial content and readership commitment. Advertising sales are made by in-house sales forces, supplemented by independent representatives in selected regions and overseas.

Classified advertising is sold through telemarketing. Magazine editorial is provided by in-house writers and freelance authors, well-known in their specific industry niches.

    In 1997, the Company announced a joint venture with Cheng Cheng Enterprises Holdings (China) Ltd. to publish technical and trade magazines in China. Additionally, the company acquired both Cardinal Business Media, Inc., a leading publisher of technical entertainment business magazines and REGISTERED REPRESENTATIVE, the leading magazine for retail brokers. As part of the Cowles Transaction, the Company will acquire Cowles Business Media consisting of 11 technical and trade magazine titles and 15 trade shows.

    In addition to its technical and trade magazines, the Company sponsors seminars and trade shows, including LIGHTING DIMENSIONS INTERNATIONAL, INTERNATIONAL WIRELESS COMMUNICATIONS EXPO and THE SATELLITE COMMUNICATIONS EXPO & CONFERENCE, serving the advertisers and readers of the corresponding publications.

    In the technical and trade magazine segment, the Company launched numerous new media products including 14 websites and a CD-ROM for ELECTRICAL WHOLESALING.

    In 1997, the Company introduced several new products. These include Internet sites for SOAP OPERA DIGEST (WWW.SOAPDIGEST.COM), NEW YORK (WWW.NEWYORKMAG.COM), and 14 other sites for technical and trade magazines. Many of these sites carry paid advertising. The Company also launched a brand licensing program at SEVENTEEN magazine.

EDUCATION

    The Company is a leading provider of supplemental educational materials and programming in the United States, targeting both classroom and workplace learning. PRIMEDIA's best-known brands in classroom learning include CHANNEL ONE and WEEKLY READER, and in workplace learning, PRIMEDIA Workplace Learning, formerly known as Westcott Communications. Classroom learning takes advantage of the growth in spending on supplementary educational materials and the projected increases in elementary and secondary school enrollments over the next decade (in particular, school enrollments are expected to rise 7% between 1995 and 2005). Workplace learning focuses on the $69 billion training market of which the outsourced segment is the fastest growing portion, expected to rise 142% between 1995 and 2005.

CLASSROOM LEARNING

    The Company operates CHANNEL ONE NETWORK, WEEKLY READER and Films for the Humanities and Sciences ("Films").

    CHANNEL ONE'S NETWORK news program, CHANNEL ONE NEWS, is the only daily news program targeted to secondary school students. CHANNEL ONE NEWS broadcasts every school day via satellite to over eight million students and 350,000 educators in approximately 12,000 secondary schools in the United States. CHANNEL ONE NETWORK pioneered the delivery of world events and educational programming into classrooms via satellite. Its award-winning daily news broadcast reaches more students than any other electronically delivered educational product. CHANNEL ONE NEWS has ten times the audience of the evening newscasts of ABC, CBS, NBC and cable networks.

    Schools sign up for the CHANNEL ONE NETWORK service under a three-year contract pursuant to which they agree to show CHANNEL ONE NEWS, in its entirety, on at least 90% of all school days. CHANNEL ONE NETWORK provides to schools a turnkey system of video cassette recorders and networked televisions. These products and services are provided to schools at no charge; sales are generated by two minutes of advertising shown during the 12-minute daily newscast. Substantially all school contracts have come up for renewal at least once and approximately 99% have been renewed in each renewal cycle.

    CHANNEL ONE NEWS is produced at CHANNEL ONE NETWORK'S Los Angeles studio, using staff anchors and correspondents who report from U.S. and international locations. CHANNEL ONE NETWORK has a library of over 1,500 broadcasts including approximately 200 single subject series, 60 of which have been released as educational videos.

    CHANNEL ONE NEWS has no direct competition in the schools but does compete for advertising dollars with other media aimed at teenagers. The Company's primary competitive advantage is its total audience of over eight million teenagers each school day. For 1997, approximately 64% of CHANNEL ONE NEWS' advertising sales were from contracts having terms of three or more years. The top five advertisers in 1997 by dollars were PepsiCo, M&M Mars, Quaker Oats, Reebok, and Nintendo, which together accounted for approximately 56% of advertising sales, and 93% of which was pursuant to multi-year contracts expiring between June 1998 and December 1999.

    CHANNEL ONE'S THE CLASSROOM CHANNEL offers a range of instructional programming to enhance the schools' curriculum. THE CLASSROOM CHANNEL offers an average of 80 minutes of daily programming at no charge to schools. In 1997, CHANNEL ONE NETWORK expanded its franchise by expanding the distribution of THE COLLEGE CHANNEL, a college preparation service produced in conjunction with The Princeton Review, to more than 5,000 high schools; increasing the traffic on its CHANNELONE.COM on-line network by more than 100%; licensing its programming in Thailand; and renewing its weekly ONEZONE news program for a second broadcast season on public television. Additionally, in 1997, CHANNEL ONE NETWORK acquired Cover Concepts, a publisher of customized school book covers.

    WEEKLY READER is the best-known and highest-circulation student newspaper in the United States, with over 6.6 million subscriptions for elementary school students alone. WEEKLY READER and its related products are sold in approximately 70% of all elementary schools and 59% of all secondary schools, and for the 1996-1997 school year had a 55% share of the elementary school market and a 38% share of the secondary school market.

    Eight separate editions of WEEKLY READER, each consisting of 26 issues per year, are distributed to elementary school students. Each edition is written and designed for a particular reading and comprehension level in order to bring current world news to children at a level commensurate with their comprehension abilities. A teacher's guide with background information, discussion topics and follow-up questions is included with each edition. In order to capitalize on its large teacher and school customer base for organic growth, WEEKLY READER launched SCIENCE SPIN, an optional monthly supplement with separate editions for grades K to 6. SCIENCE SPIN achieved an initial circulation of 510,000 in its first year of publication. Every full-color issue contains current and interesting science news tailored to student reading levels and the school curriculum.

    For the secondary school market, WEEKLY READER publishes eight other periodicals: READ MAGAZINE, WRITING, CURRENT EVENTS, CURRENT SCIENCE, CURRENT HEALTH I AND II, CAREER WORLD and KNOW YOUR WORLD EXTRA. These periodicals provide current information and skills practice in the curriculum areas of language arts, science, health and remedial reading. Editorial materials for these publications are generated by in-house writers and freelance authors. The Company's main competitors in these markets are Scholastic Corporation and Time Warner, Inc. WEEKLY READER generally competes on the basis of editorial quality, content and value.

    Films is the exclusive distributor of approximately 6,500 educational videos as well as videodiscs, CD-ROMs and related products that are sold primarily by direct mail to teachers, instructors and librarians serving primarily grades 8 to 12 and college markets. Films is the largest distributor of such products to colleges and high schools and competes on the basis of quality and breadth of the subject matter. In 1997, Films acquired the exclusive right to distribute the non-theatrical British Broadcasting Corporation videos to the U.S. education markets.

WORKPLACE LEARNING

    PRIMEDIA Workplace Learning, formerly Westcott Communications, Inc., is a leading provider of high quality workplace educational materials including video programming, print and computer based products. PRIMEDIA Workplace Learning has approximately 20,000 corporate and institutional subscribers. The group's satellite-delivered and video programming reaches three million professionals each year on more than 20 networks and is the premier provider of electronically-delivered workplace training in such fields as automotive, healthcare, banking, and insurance.

    The Company's leading networks include the Executive Education Network ("EXEN") and the Interactive Medical Networks ("IMN"). EXEN delivers executive education courses taught by professors from leading business schools including Harvard University, Columbia University and the University of Southern California to corporate and professional clients nationwide. In 1997, EXEN expanded internationally with its first live EXEN broadcast featuring expert leadership strategist John Kotter of Harvard. IMN offers a variety of live programming, telecourses and other video products, including graduate degree courses, in-service training and accredited continuing education programming, designed to reach multiple target audiences within the hospital setting.

    In 1997, PRIMEDIA Workplace Learning launched two networks: the WORKPLACE TRAINING NETWORK ("WTN") which provides satellite-delivered information on industrial safety and training and the PRIMEDIA FINANCIAL NETWORK ("PFN") which provides training for financial professionals, delivered by satellite and video.

    PRIMEDIA Workplace Learning does not have any multi-industry competitors in the workplace learning market. The Company competes with a number of businesses and governmental agencies that provide videotaped training material, consulting services and instruction via television, print, video, Internet or seminars.

    In 1997, PRIMEDIA Workplace Learning acquired Pictorial, the largest provider of specialized training and certification products for the insurance industry and QWIZ, the leading provider of computer-based office skills testing. Both acquisitions add critical training and testing expertise in growth industries.

INFORMATION

    The Company produces over 170 highly targeted consumer and business information products, most of which hold dominant positions in their niche markets. The Company's premier consumer information products include APARTMENT GUIDES, THE WORLD ALMANAC and such specialty reference products as FACTS ON FILE NEWS SERVICES which is used by public and institutional libraries. Its leading business directories include BACON'S for public relations professionals and NELSON for financial professionals.

    The growth in advertising supported consumer information (E.G.--targeted free publications, such as the APARTMENT GUIDES) is being driven by the desire of advertisers to reach their customers as cost effectively as possible. From 1995 to 2005, advertising revenue generated from free shopping guides is expected to nearly double. Consequently, APARTMENT GUIDES and PRIMEDIA's other targeted free publications should continue to provide significant opportunities for growth through new ventures and acquisitions. Business directories capitalize on the growth in business spending on information which is expected to increase 8% on a compound annual basis, between 1995 and 2005.

CONSUMER INFORMATION

    The Company publishes over 70 consumer directories and specialized reference products. These products are distributed nationally in retail outlets and are sold to public and institutional libraries. The Company publishes and distributes consumer guides in three categories: rental apartments, new homes and computer shopping. The Company's leading reference products include THE WORLD ALMANAC, FACTS ON FILE NEWS SERVICES and the Gareth Stevens line of juvenile reference works.

    The Company is the leading publisher of rental apartment guides in the United States with 63 local versions of its apartment guides, each of which is published no less frequently than quarterly and provides informational listings about featured apartment communities. All listed apartments are carried on the Internet at WWW.APTGUIDES.COM. These listings are paid for by apartment community managers, who need to fill vacant apartments, and who represent 100% of the apartment guide sales. The Company is the dominant information provider in apartment guides. The Company's only national competitor, FOR RENT, is present in 37 of the Company's markets. In those markets, on average, the Company captured 52% of total 1997 advertising pages, with FOR RENT capturing 43% of such advertising pages.

    In 1997, the Company acquired apartment guides in Dayton, Nashville, Memphis and Little Rock, and made its most successful launch ever in Salt Lake City. Additionally, the Company acquired a new homes guide in Austin.

    The Company's DistribuTech Division is the nation's largest distributor of free publications, including its own consumer directories and over 600 other titles. In 1997, it managed the distribution of its and other publishers' free publications to over 19,000 grocery, convenience and drug stores in 65 U.S. cities, as well as universities, military bases and major employers. The majority of these locations are operated under exclusive distribution agreements. The Company's consumer information guides typically are displayed in free standing, multi-pocket racks. DistribuTech generates substantial revenues by leasing additional distribution rack pockets to other publications that it also distributes. DistribuTech competes on the basis of its prime retail locations for its rack program.

    THE WORLD ALMANAC is the leading almanac in the English language ranked by unit sales and data content with approximately 1.0 million copies of the 1998 edition sold as of December 31, 1997. In 1997, the Company published the third annual edition of THE WORLD ALMANAC FOR KIDS, which sold approximately 220,000 copies. THE WORLD ALMANAC licenses its content for use on seven CD-ROM products and six on-line services. The Company's World Almanac Education Division sells reference books to the school and library market by catalog. Facts On File News Services publishes subscription products that are sold to schools and libraries. The flagship product, WORLD NEWS DIGEST, published weekly, is available in print, CD-ROM and on-line formats, and has a subscriber base of approximately 7,000.

    Gareth Stevens, a publisher and distributor of juvenile reference works and a distributor of multi-media products, was acquired by the Company in February 1997. Gareth Stevens has a title list of approximately 800 titles and its market focus is North America's primary and secondary school libraries and public libraries. Funk & Wagnalls' New Encyclopedia licenses its editorial content, for electronic delivery, to Microsoft Corporation as the textual basis for Microsoft's ENCARTA CD-ROM product and for use on four CD-ROM products and five on-line services. The Company experiences competition for its reference products from other print and electronic products from a variety of publishers.

BUSINESS INFORMATION

    The Company publishes nearly 100 specialized directories and databases focused on the specialized information needs of professionals in such areas as commerce, public relations, and transportation. The databases are compiled by an in-house editorial staff, marketed directly to subscribers and advertisers primarily by an in-house sales staff and distributed predominantly on a paid subscription basis. Products are available in the most appropriate format for the customer: Internet, CD-ROM, or print. The Company's Bacon's Information, Inc. publishes MEDIASOURCE, a CD-ROM directory for public relations and media professionals, as well as print directories including BACON'S INTERNATIONAL MEDIA DIRECTORY and BACON'S BUSINESS MEDIA DIRECTORY. To complement its public relations directories, the Company operates a periodicals clipping service. NELSON is a premier brand name in the institutional investment industry, providing specialized investment research and management information through products such as INSTITUTIONAL MARKETPLACE FOR WINDOWS.

    The Company also publishes newsletters that provide in-depth information on selected markets. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. This newsletter competes on the basis of the nature and quality of its editorial content. In addition, the Company publishes, in print and electronic formats, used vehicle valuation information. Other databases include THE ELECTRONICS SOURCE BOOK and AC-U-KWIK.

    Most of the business directories published by the Company have no competition. Where competition does exist, in most cases, the Company's publication is dominant. Competition is on the basis of price and quality of data. Management believes that the comprehensiveness and quality of its data and the specialized focus of its publications have prevented others from launching competing publications or competing effectively.

    In 1997, the Company acquired INTELLICHOICE, the leading provider of Internet-based automobile cost information over the life of the automobile.

    In 1997, the Company released several CD-ROM products, including THE BLUEBOOK OF LOGISTICS EXECUTIVES and ELECTRICAL WHOLESALING.

NON-CORE BUSINESSES SOLD

    As part of its strategy to focus on areas of its business that have the greatest potential for growth, the Company divested certain businesses that did not fit within its growth vehicles. Those businesses are: Krames Communications, the Katharine Gibbs Schools, Newbridge Book Clubs, Newbridge Educational Publishing, NEW WOMAN magazine, STAGEBILL, and Intertec Mailing Services. The Company intends to divest THE DAILY RACING FORM, a national daily newspaper covering thoroughbred horse racing.

PRODUCTION AND FULFILLMENT

    Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that outside printing services at competitive prices are readily available. With the exception of PRIMEDIA Workplace Learning and Films, which produce video products in-house, and most Internet sites, all other production of electronic and video products is performed by third party vendors.

    The principal raw material used in the Company's products is paper. The Company has paper supply contracts and, in almost all cases, supplies paper used by its outside printers. The Company believes that even if at some point in the future paper is in limited supply, the existing arrangements providing for the supply of paper will be adequate. The Company was able to meet its paper requirements during 1997. In 1997, approximately 39% and 34% of the Company's paper purchases were supplied through Lindenmeyr Central and Bulkley Dunton, respectively. The Company's relationship with these suppliers is good and is expected to continue to be good for the foreseeable future.

    Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printer. Other products are sent from warehouses and other facilities operated by the Company.

COMPANY ORGANIZATION

    PRIMEDIA was incorporated on November 22, 1991 in the State of Delaware. The principal executive office of the Company is located at 745 Fifth Avenue, New York, New York 10151, telephone number (212) 745-0100.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of PRIMEDIA:

     NAME                                                  AGE                           POSITION(S)
-----------------------------------------------------      ---      -----------------------------------------------------
William F. Reilly....................................          59   Chairman of the Board and Chief Executive Officer and
                                                                      Director
Charles G. McCurdy...................................          42   President and Director
Beverly C. Chell.....................................          55   Vice Chairman, General Counsel, Secretary and
                                                                      Director
Jack L. Farnsworth...................................          52   Executive Vice President
James A. Warner......................................          44   Vice President
Richard J. LeBrasseur................................          55   Vice President
Michaelanne C. Discepolo.............................          45   Vice President, Human Resources
George Philips.......................................          67   Vice President
Douglas B. Smith.....................................          37   Vice President and Treasurer
Curtis A. Thompson...................................          46   Vice President and Controller

    Mr. Reilly is Chairman of the Board, Chief Executive Officer and a Director of PRIMEDIA and has served in such capacities since November 1991. Mr. Reilly is also a director of FMC Corporation.

    Mr. McCurdy is President and a Director of PRIMEDIA and has served in such capacities since November 1991 and was Treasurer from 1991 to August 1993.

    Ms. Chell is Vice Chairman, General Counsel, Secretary and a Director of PRIMEDIA. Ms. Chell has served as Vice Chairman, General Counsel and Secretary since November 1991 and as a Director since March 1992. She is also a director of Mecklermedia Corporation.

    Mr. Farnsworth has been Executive Vice President of PRIMEDIA since May 1997, Vice President of PRIMEDIA since May 1992, President of PRIMEDIA Information Group since May 1992 and President of PRIMEDIA Workplace Learning, Inc. since June 1996.

    Mr. Warner has been a Vice President of PRIMEDIA since March 1998 and President of PRIMEDIA Specialty Magazines since February 1998. Prior to that time, he was President of the CBS Television Network starting in 1995. From 1989 to 1995 he was President of CBS Enterprises.

    Mr. LeBrasseur has been a Vice President of PRIMEDIA since March 1998, President of the Supplemental Education Group since October 1997 and President and Chief Executive Officer of Weekly Reader Corporation since April 1993.

    Ms. Discepolo is Vice President, Human Resources of PRIMEDIA.

    Mr. Philips has been a Vice President of PRIMEDIA since May 1992.

    Mr. Smith has been a Vice President of PRIMEDIA since May 1997 and Treasurer of PRIMEDIA since August 1993. Prior to that time he was at The Bank of New York starting in 1982 holding various positions. He held the position of Senior Vice President prior to joining PRIMEDIA.

    Mr. Thompson is a Vice President and Controller of PRIMEDIA and has served in such capacities since November 1991.

    The business address of the above executive officers of the Company is the address of the principal executive office of PRIMEDIA.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 6,300 full- and part-time employees, of whom approximately 20 were union members. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

    The Company's principal leased properties used by the education segment are located in California, Connecticut, Iowa, New Jersey, New York, Tennessee and Texas; used by the information segment are in Arizona, California, Georgia, Illinois, Indiana, Iowa, Maryland, New Jersey, New York, Ohio and Wisconsin; and used by the specialty magazines segment are in Alabama, California, Colorado, Connecticut, Georgia, Illinois, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Texas. Property is owned by the Company and used in the information segment in New Jersey and Georgia and in the specialty magazines segment in California, Illinois and Missouri. The Company's only production facilities are small printing operations for THE DAILY RACING FORM and Films, broadcast production facilities for PRIMEDIA Workplace Learning and CHANNEL ONE and video duplicating facilities for PRIMEDIA Workplace Learning and Films. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 1997, to which the Company is or was a party other than ordinary routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    PRIMEDIA Common Stock is listed on the New York Stock Exchange. As of February 19, 1998, there were 323 holders of record of PRIMEDIA Common Stock. The Company has not and has no present intention to pay dividends on its Common Stock. High and low sales prices for 1997 and 1996 were as follows:

                                                                        1997 SALES PRICE
                                                                      --------------------
QUARTER ENDED                                                           HIGH        LOW
--------------------------------------------------------------------  ---------  ---------
March 31............................................................  $  12 3/4  $   9 1/2
June 30.............................................................  $  13 1/8  $      10
September 30........................................................  $  12 3/4  $  10 3/4
December 31.........................................................  $ 13 7/16  $  11 5/8


                                                                        1996 SALES PRICE
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

    On September 26, 1997, PRIMEDIA completed a private offering of 1,250,000 shares of $9.20 Series E Exchangeable Preferred Stock Redeemable 2009, par value $.01 per share, liquidation preference $100 per share (the "Series E Preferred Stock"). All shares of the Series E Preferred Stock were sold initially to Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc., as the placement agents (the "Placement Agents"). The Placement Agents subsequently sold the Series E Preferred Stock to qualified institutional buyers and accredited investors in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The aggregate offering price for the Series E Preferred Stock was $125 million; and the net proceeds to PRIMEDIA, after deduction of discounts, commissions and expenses, were approximately $121.5 million. The net proceeds were used to redeem the 4,000,000 outstanding shares of $2.875 Senior Exchangeable Preferred Stock of PRIMEDIA, par value $.01 per share, liquidation preference $25.00 per share on November 3, 1997 at a redemption price of $26.45 per share plus accrued and unpaid dividends to the redemption date and to repay borrowings outstanding under PRIMEDIA's Bank Credit Facilities (as defined herein). Pursuant to a Registration Rights Agreement between PRIMEDIA and the Placement Agents, PRIMEDIA caused to become effective on January 16, 1998 a Registration Statement (Registration No. 333-38451) for 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock Redeemable 2009, par value $.01 per share, liquidation preference $100 per share (the "Series F Preferred Stock"). The shares of Series F Preferred Stock are exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of PRIMEDIA. The exchange of shares of Series E Preferred Stock in exchange for Series F Preferred Stock was completed on February 17, 1998. There were no cash proceeds to PRIMEDIA from such exchange.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data were derived from the consolidated financial statements of the Company which are included elsewhere in this Annual Report. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included herein.

                         PRIMEDIA INC. AND SUBSIDIARIES

                                                                      YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1997        1996         1995         1994         1993
                                                   ----------  -----------  -----------  -----------  -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Sales, net.......................................  $1,487,595  $ 1,374,449  $ 1,046,329  $   964,648  $   844,748
Depreciation and amortization....................     184,165      190,702      192,276      136,866      143,267
Other charges(1).................................     138,640           --       50,114       15,025        2,644
Operating income (loss)(2).......................     (20,793)      85,901      (26,275)      10,203       (7,669)
Interest expense.................................     136,625      124,601      105,837       78,351       74,336
Income tax benefit(3)............................       1,685       53,300       59,600       42,100           --
Income (loss) before extraordinary charge........    (157,439)      17,597      (75,435)     (29,529)     (86,496)
Extraordinary charge-extinguishment of debt(4)...     (15,401)      (9,553)          --      (11,874)          --
Net income (loss)(2).............................    (172,840)       8,044      (75,435)     (41,403)     (86,496)
Preferred stock dividends(5).....................      65,073       43,526       28,978       25,959       22,290
Loss applicable to common shareholders...........    (237,913)     (35,482)    (104,413)     (67,362)    (108,786)
Basic and diluted loss applicable to common
  shareholders per common share(2)(6):
  Loss before extraordinary charge...............  $    (1.72) $      (.20) $      (.92) $      (.55) $     (1.22)
                                                   ----------  -----------  -----------  -----------  -----------
                                                   ----------  -----------  -----------  -----------  -----------
  Net loss.......................................  $    (1.84) $      (.27) $      (.92) $      (.67) $     (1.22)
                                                   ----------  -----------  -----------  -----------  -----------
                                                   ----------  -----------  -----------  -----------  -----------
Basic and diluted common shares outstanding......  129,304,900 128,781,518  113,218,711  101,171,427   89,295,531
OTHER DATA:
EBITDA(7)........................................  $  302,012  $   276,603  $   216,115  $   162,094  $   138,242
Capital expenditures, net........................      31,108       28,790       23,414       14,184       11,485
Net cash provided by operating activities........     125,360      150,192       64,062       64,890       27,072
Net cash used in investing activities............    (185,725)    (721,709)    (318,712)    (442,126)     (95,669)
Net cash provided by financing activities........      46,688      580,946      263,644      383,924       63,579


                                                                          AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1997        1996         1995         1994         1993
                                                   ----------  -----------  -----------  -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $   22,978  $    36,655  $    27,226  $    18,232  $    11,544
Working capital (deficiency)(8)..................    (146,245)     (44,705)     (56,560)       1,338        3,605
Intangible assets, gross.........................   2,508,650    2,649,805    1,996,564    1,656,590    1,343,482
    Less: accumulated amortization...............     736,597      896,824      762,393      602,542      504,538
                                                   ----------  -----------  -----------  -----------  -----------
Intangible assets, net...........................   1,772,053    1,752,981    1,234,171    1,054,048      838,944
Total assets.....................................   2,485,990    2,552,215    1,881,416    1,589,692    1,166,502
Long-term debt(9)................................   1,656,541    1,565,686    1,134,916    1,034,689      661,297
Exchangeable preferred stock.....................     470,280      442,729      231,606      216,229      202,453
Common stock subject to redemption...............       4,376        5,957       28,022       16,552       25,287
Shareholders' equity (deficiency):
    Common stock.................................       1,298        1,283        1,259        1,053          947
    Additional paid-in capital...................     780,191      772,642      748,194      572,940      488,541
    Accumulated deficit..........................    (929,011)    (691,098)    (655,616)    (551,203)    (483,841)
    Cumulative foreign currency translation
      adjustments................................      (1,543)      (1,270)      (1,275)      (1,324)      (1,220)
    Common stock in treasury, at cost............     (13,158)          --           --           --           --
                                                   ----------  -----------  -----------  -----------  -----------
Total shareholders' equity (deficiency)..........  $ (162,223) $    81,557  $    92,562  $    21,466  $     4,427
                                                   ----------  -----------  -----------  -----------  -----------
                                                   ----------  -----------  -----------  -----------  -----------

                       (See notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1) Represents net provision for loss on the sales of businesses in 1997, 1995 and 1994, provision for restructuring and other costs in 1995 and provision for write-down of real estate no longer utilized in 1993.

(2) The adoption of a change in method of accounting for direct-response advertising costs effective July 1, 1994, resulted in an increase in operating income (decrease in operating loss), an equal decrease in net loss (increase in net income) and a decrease in basic and diluted loss per common share of approximately $3,128 ($.02 per share), $2,000 ($.02 per share), $11,800 ($.10 per share) and $9,800 ($.10 per share) for the years ended December 31, 1997, 1996, 1995 and 1994, respectively.

(3) At December 31, 1997, 1996, 1995 and 1994, management of the Company reviewed recent operating results for the years then ended and projected future operating results for the years through December 31, 2003. At December 31, 1997, the Company's management determined that no adjustment to net deferred income tax assets was required. In prior years, management determined that a portion of the net deferred income tax assets at December 31, 1996, 1995 and 1994 would likely be realized. Accordingly, the Company recorded an income tax benefit of $53,300 in 1996, $59,600 in 1995 and $42,100 in 1994. For the year ended December 31, 1997, the Company recorded an income tax carryback claim of $1,685. At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $749,000 which will be available to reduce future taxable income. In addition to the NOLs, management estimates that approximately $864,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

(4) Represents the write-off of unamortized deferred financing costs. For the years ended December 31, 1997 and 1996, amount also includes the premiums paid on the redemptions of the 10 5/8% Senior Notes.

(5) In 1997, the Company recorded a preferred stock dividend accrual in the amount of $9,517. Of the total dividend accrual recorded in 1997, the amounts that relate to prior periods were not material.

(6) Basic and diluted loss per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 17 of the notes to the audited consolidated financial statements included elsewhere in this Annual Report. Previously reported loss per share amounts have been restated as required by the adoption of a new accounting pronouncement.

(7) Earnings before interest, taxes, depreciation, amortization and provision for one-time charges ("EBITDA") is not intended to represent cash flow from operations and should not be considered as an alternative to net income
    (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

(8) Includes current maturities of long-term debt and assets held for sale.

(9) Excludes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

INTRODUCTION

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included herein. The Company organizes its businesses into three segments: specialty magazines, education and information. The specialty magazines segment has in prior periods been referred to as the specialty media segment, but the Company believes the new name is more reflective of the focus of the segment.

    Management believes a meaningful comparison of the results of operations for 1997, 1996 and 1995 is obtained by using segment information. This year, the Company begins presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"), which are either sold businesses or businesses held for sale. The Non-Core Businesses include Krames Communications Incorporated ("Krames"), The Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), NEW WOMAN, Intertec Mailing Services, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), and STAGEBILL which have been divested and THE DAILY RACING FORM which is being held for sale. Management believes that this presentation is the most useful way to analyze the historical trends of its businesses.

SELECTED FINANCIAL DATA

    PRIMEDIA is a targeted information company, focused on highly specialized niches of the specialty magazine, education and information markets.

    SPECIALTY MAGAZINES (57.9% of sales from Continuing Businesses, 67.0% of operating income from Continuing Businesses before corporate overhead and 50.5% of EBITDA from Continuing Businesses before corporate overhead): Includes 67 specialty consumer magazines such as SEVENTEEN, SOAP OPERA DIGEST, NEW YORK, CHICAGO, AMERICAN BABY and LOW RIDER plus 65 technical and trade magazines including TELEPHONY, FLEET OWNER and REGISTERED REPRESENTATIVE.

    This group focuses on reaching enthusiasts, or those interested in the key topics (hobbies, lifestyles, industry, etc.) that its customers demand, while providing its advertisers with the most efficient mechanism for reaching the targeted audience through print, Internet and other allied products.

    EDUCATION (18.6% of sales from Continuing Businesses, 5.2% of operating income from Continuing Businesses before corporate overhead and 22.9% of EBITDA from Continuing Businesses before corporate overhead): Includes classroom learning products such as CHANNEL ONE NEWS, WEEKLY READER and Films for the Humanities and Sciences, plus PRIMEDIA Workplace Learning (formerly Westcott Communications, Inc.).

    The classroom learning group targets grades Kindergarten through 12 with highly targeted supplemental periodical, video and network products to help teach students. The workplace learning group is the leading provider of high quality workplace learning programs in such fields as healthcare, automotive, banking and insurance.

    INFORMATION (23.5% of sales from Continuing Businesses, 27.8% of operating income from Continuing Businesses before corporate overhead and 26.6% of EBITDA from Continuing Businesses before corporate overhead): Includes over 70 consumer guides such as APARTMENT GUIDES, MICROTIMES and new homes guides; specialized reference products such as THE WORLD ALMANAC and Facts On File News Services; and nearly 100 specialized directories.

    The information segment produces consumer and business information products in a variety of formats for decision makers in business, professional and special interest consumer markets. The information is compiled and sold as reference works, CD-ROMs, almanacs and directories.

    In 1997, PRIMEDIA executed a focusing program to accelerate growth, divest Non-Core Businesses, and strengthen its balance sheet. Proceeds from the sales of the Non-Core Businesses, excluding THE DAILY RACING FORM which is expected to be sold in 1998, were $171,575 net of direct selling expenses. The Company incurred a provision for loss on sales of businesses in the 1997 third quarter of $138,640, primarily associated with the write-down of the net assets of THE DAILY RACING FORM.

    Additional selected financial data for the Company organized on the foregoing basis are presented below:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Sales, Net:
  Continuing Businesses:
      Specialty Magazines...............................................  $    718,134  $    635,392  $    409,308
      Education.........................................................       230,057       181,972       127,660
      Information.......................................................       292,053       249,936       202,240
                                                                          ------------  ------------  ------------
        Subtotal........................................................     1,240,244     1,067,300       739,208
  Non-Core Businesses...................................................       247,351       307,149       307,121
                                                                          ------------  ------------  ------------
        Total...........................................................  $  1,487,595  $  1,374,449  $  1,046,329
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Depreciation, Amortization and Other Charges(1):
  Continuing Businesses:
      Specialty Magazines...............................................  $     66,134  $     71,424  $     53,347
      Education.........................................................        64,326        51,706        77,320
      Information.......................................................        45,276        37,306        54,052
      Corporate.........................................................            99           779           703
                                                                          ------------  ------------  ------------
        Subtotal........................................................       175,835       161,215       185,422
  Non-Core Businesses...................................................       146,970        29,487        56,968
                                                                          ------------  ------------  ------------
        Total...........................................................  $    322,805  $    190,702  $    242,390
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Operating Income (Loss):
  Continuing Businesses:
      Specialty Magazines...............................................  $     91,295  $     64,971  $     36,504
      Education.........................................................         7,130         7,232       (32,126)
      Information.......................................................        37,823        36,668         4,513
      Corporate.........................................................       (25,644)      (22,276)      (17,737)
                                                                          ------------  ------------  ------------
        Subtotal........................................................       110,604        86,595        (8,846)
  Non-Core Businesses...................................................      (131,397)         (694)      (17,429)
                                                                          ------------  ------------  ------------
        Total...........................................................       (20,793)       85,901       (26,275)

                                                   (CONTINUED ON FOLLOWING PAGE)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Other Income (Expense):
  Interest expense......................................................      (136,625)     (124,601)     (105,837)
  Amortization of deferred financing and organizational costs...........        (3,071)       (3,662)       (3,135)
  Other, net............................................................         1,365         6,659           212
                                                                          ------------  ------------  ------------
Loss before income tax benefit and extraordinary charge.................      (159,124)      (35,703)     (135,035)
Income tax benefit......................................................         1,685        53,300        59,600
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary charge...............................      (157,439)       17,597       (75,435)
Extraordinary charge--extinguishment of debt............................       (15,401)       (9,553)      --
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $   (172,840) $      8,044  $    (75,435)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------
(1) Other charges includes net provision for loss on the sales of businesses in 1997 and 1995 and provision for restructuring and other costs in 1995.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

    Sales from Continuing Businesses increased 16.2% to $1,240,244 in 1997 from $1,067,300 in 1996 due to sales increases in all segments. Sales as reported, including the Non-Core Businesses, increased by 8.2% in 1997 over 1996.

    Operating income from Continuing Businesses increased 27.7% to $110,604 during 1997 from $86,595 during 1996. This increase is attributable to the sales increase as well as declines in paper costs which began declining in 1996.

    Interest expense increased by $12,024 or 9.7% in 1997 over 1996 reflecting increased borrowings associated with acquisitions.

    The loss before income tax benefit and extraordinary charge increased by $123,421 to $159,124 during 1997 compared to $35,703 during 1996. This increase is attributable to the provision for loss on the sales of businesses of $138,640 recorded during the third quarter of 1997.

    At December 31, 1997 and 1996, management of the Company reviewed recent operating results for the years then ended and projected future operating results for the years through 2003. The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1997 and that an income tax benefit of $53,300 should be recognized at December 31, 1996. The Company reported a Federal income tax carryback claim of $1,685 in 1997.

    The extraordinary charge in 1997 reflects the aggregate premium paid of $9,537 on the redemption of the Company's 10 5/8% Senior Notes and an additional write-off of related deferred financing costs of $5,864. The extraordinary charge of $9,553 in 1996 resulted primarily from the write-off of deferred financing costs relating to the replacement of the Company's then existing credit facilities with new credit facilities.

SPECIALTY MAGAZINES

    Results from Continuing Businesses exclude NEW WOMAN, STAGEBILL and Intertec Mailing Services. Sales from Continuing Businesses increased 13.0% to $718,134 in 1997 from $635,392 in 1996 due largely to $24,388 of advertising and circulation growth at SEVENTEEN, which achieved record revenues in 1997, and at SOAP OPERA DIGEST, which became a weekly publication during 1997. Technical and trade magazines also showed strong growth, and revenue from Internet advertising, while still a small portion of the segment, grew significantly. Acquisitions such as LOW RIDER, MUSCLE MUSTANG, SURFING, REGISTERED REPRESENTATIVE and MIX, also contributed $51,544 to the sales growth.

    Operating income from Continuing Businesses increased 40.5% to $91,295 in 1997 from $64,971 in 1996 due to the sales increase as well as declines in paper costs which began declining in 1996.

EDUCATION

    Results from Continuing Businesses exclude Krames, Katharine Gibbs and Newbridge (excluding Films for the Humanities and Sciences). Sales from Continuing Businesses increased 26.4% to $230,057 from $181,972 in 1996. The increase is attributable to advertising growth at CHANNEL ONE, and the acquisitions of PRIMEDIA Workplace Learning, QWIZ, Cover Concepts and Pictorial which added $43,995 to sales growth.

    Operating income from Continuing Businesses decreased 1.4% to $7,130 in 1997 from $7,232 in 1996 due primarily to increased goodwill and other intangible amortization expense resulting from acquisitions.

INFORMATION

    Results from Continuing Businesses exclude THE DAILY RACING FORM. Sales from Continuing Businesses increased 16.9% to $292,053 from $249,936 in 1996. This increase is largely attributable to approximately a $32,000 increase at the apartment guides, including the start-up of new guides and acquisitions, and strong performance at BACON'S and the directory units.

    Operating income from Continuing Businesses increased 3.1% to $37,823 in 1997 from $36,668 in 1996, largely attributable to the strong sales increases at the apartment guides partially offset by an $8,000 increase in amortization expense resulting from acquisitions and increases in other operating expenses.

CORPORATE

    Corporate expenses increased 15.1% to $25,644 in 1997 from $22,276 in 1996, largely attributable to an increase in corporate headcount to accommodate the growth of the Company as well as a one-time executive death benefit.

NON-CORE BUSINESSES

    Sales from Non-Core Businesses declined 19.5% to $247,351 from $307,149 in 1996. Most of this decline resulted from the divestitures of Krames, Katharine Gibbs and NEW WOMAN during 1997, and lower revenue levels at Newbridge (excluding Films for the Humanities and Sciences) and THE DAILY RACING FORM. The operating loss from Non-Core Businesses increased to $131,397 in 1997 from $694 in 1996, attributable to the $138,640 provision for the loss on the sales of businesses.

1996 COMPARED TO 1995

    Sales from Continuing Businesses increased 44.4% to $1,067,300 in 1996 from $739,208 in 1995. Sales increased due to internal growth in all segments as well as the impact of acquisitions. Specifically, the acquisitions of Cahners Consumer Magazines ("Cahners"), PRIMEDIA Workplace Learning and the trade magazines of Argus Inc. ("Argus") added approximately $199,144 to sales growth. Sales as reported, including the Non-Core Businesses, increased by 31.4% in 1996 over 1995.

    Operating income (loss) from Continuing Businesses increased to $86,595 during 1996 from $(8,846) during 1995. This improvement was driven by increases in sales, the impact of acquisitions and the impact of several one-time, principally non-cash charges totaling $68,072 in the second quarter of 1995. This increase was achieved despite an increase in average purchase prices for paper in the first half of 1996.

    Interest expense increased by $18,764 or 17.7% in 1996 over 1995 primarily due to increased borrowings associated with acquisitions.

    The Company reported an income tax benefit of $53,300 in 1996 compared to $59,600 in 1995 associated with the partial recognition of NOLs and other deferred income tax assets. At the end of each year, the Company reviewed its recent operating results and projected future operating results and determined that there should be sufficient future taxable income so that a portion of the net deferred income tax assets would likely be realized. Such future taxable income is determined principally from management's projection of future operating results in conjunction with scheduled reductions in intangible asset amortization expense. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reductions in taxable income could occur as a result of many external factors including but not limited to increased paper and postage costs and rates of interest.

    The $9,553 extraordinary charge in 1996 reflects the aggregate premium paid on the redemptions of the Company's 10 5/8% Senior Notes and the write-off of unamortized deferred financing costs. The Company reported consolidated net income of $8,044 in 1996 versus a consolidated net loss of $75,435 in 1995.

SPECIALTY MAGAZINES

    Results from Continuing Businesses exclude NEW WOMAN, STAGEBILL and Intertec Mailing Services. Sales from Continuing Businesses increased 55.2% to $635,392 in 1996 from $409,308 in 1995 due largely to growth of existing properties as well as the impact of the Cahners and Argus acquisitions. The increases at the existing properties were primarily due to the double-digit organic revenue growth at the specialty consumer magazines led by SEVENTEEN, SOAP OPERA DIGEST, TRUCKIN' and CRAFTS. The full year effect of Argus, acquired in December 1995, and Cahners, acquired in January 1996, contributed $51,459 and $95,397, respectively, to the 1996 sales growth.

    Operating income from Continuing Businesses increased by $28,467 or 78.0% in 1996 over 1995. This increase was the result of an increase in sales partially offset by an increase in average paper prices in 1996 over 1995.

EDUCATION

    Results from Continuing Businesses exclude Krames, Katharine Gibbs and Newbridge (excluding Films for the Humanities and Sciences). Sales from Continuing Businesses increased 42.5% to $181,972 in 1996 from $127,660 in 1995. The growth is attributable to sales increases at WEEKLY READER and Films for the Humanities and Sciences and the addition of PRIMEDIA Workplace Learning.

    Operating income (loss) from Continuing Businesses increased to $7,232 in 1996 from $(32,126) in 1995. This improvement is primarily due to the one-time charges in the second quarter of 1995 for the provision for loss associated with the sale of Newfield Publications, Inc.

INFORMATION

    Results from Continuing Businesses exclude THE DAILY RACING FORM. Sales from Continuing Businesses increased 23.6% to $249,936 in 1996 from $202,240 in 1995. This increase is largely attributable to double-digit organic growth at the apartment guides as well as the impact of acquisitions which contributed approximately $17,600 to the increase in sales.

    Operating income from Continuing Businesses increased to $36,668 in 1996 from $4,513 in 1995, largely attributable to the increase in sales and a decrease in amortization expense. Goodwill and intangible amortization expense decreased by $24,277 in 1996 over 1995 primarily as a result of an adjustment to the carrying values of goodwill and other intangibles totaling approximately $18,000 in the second quarter of 1995.

CORPORATE

    Corporate expenses increased 25.6% to $22,276 in 1996 from $17,737 in 1995, largely attributable to an increase in corporate headcount to accommodate the growth of the Company.

NON-CORE BUSINESSES

    The operating loss from Non-Core Businesses decreased to $694 in 1996 from $17,429 in 1995, attributable to the one-time restructuring charge recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information regarding the Company's EBITDA and other net cash flow items. Data is presented for both Continuing Businesses and Non-Core Businesses.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
EBITDA(1):
  Continuing Businesses:
    Specialty Magazines....................................................  $   157,429  $   136,395  $    89,851
    Education..............................................................       71,456       58,938       45,194
    Information............................................................       83,099       73,974       58,565
    Corporate..............................................................      (25,545)     (21,497)     (17,034)
                                                                             -----------  -----------  -----------
      Subtotal.............................................................      286,439      247,810      176,576
  Non-Core Businesses......................................................       15,573       28,793       39,539
                                                                             -----------  -----------  -----------
      Total................................................................  $   302,012  $   276,603  $   216,115
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net Cash Provided by (Used in) Operating Activities:
  Continuing Businesses:
    Specialty Magazines....................................................  $   152,323  $   125,437  $    69,853
    Education..............................................................       57,103       59,063       26,716
    Information............................................................       66,690       61,106       64,646
    Corporate..............................................................     (162,248)    (129,090)    (111,521)
                                                                             -----------  -----------  -----------
      Subtotal.............................................................      113,868      116,516       49,694
  Non-Core Businesses......................................................       11,492       33,676       14,368
                                                                             -----------  -----------  -----------
      Total................................................................  $   125,360  $   150,192  $    64,062
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Net Cash Provided by (Used in) Investing Activities:
  Continuing Businesses:
    Specialty Magazines....................................................  $  (137,414) $  (213,203) $  (234,755)
    Education..............................................................     (165,657)    (434,603)      10,441
    Information............................................................      (46,397)     (58,813)     (82,371)
    Corporate..............................................................       (1,740)      (1,735)      (2,424)
                                                                             -----------  -----------  -----------
      Subtotal.............................................................     (351,208)    (708,354)    (309,109)
  Non-Core Businesses......................................................      165,483      (13,355)      (9,603)
                                                                             -----------  -----------  -----------
      Total................................................................  $  (185,725) $  (721,709) $  (318,712)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net Cash Provided by (Used in) Financing Activities:
  Continuing Businesses:
    Specialty Magazines....................................................  $    (4,318) $   (10,073) $    (5,332)
    Education..............................................................       (1,586)      (2,653)        (160)
    Information............................................................       (2,982)      (4,698)      (2,094)
    Corporate..............................................................       54,656      600,156      272,293
                                                                             -----------  -----------  -----------
      Subtotal.............................................................       45,770      582,732      264,707
  Non-Core Businesses......................................................          918       (1,786)      (1,063)
                                                                             -----------  -----------  -----------
      Total................................................................  $    46,688  $   580,946  $   263,644
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

    Consolidated working capital deficiency including current maturities of long-term debt was $146,245 at December 31, 1997 compared to $44,705 at December 31, 1996. Consolidated working capital deficiency reflects certain industry working capital practices and accounting principles, including the expensing of editorial and product development costs when incurred and the recording of unearned subscription income as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

1997 COMPARED TO 1996

    Consolidated EBITDA from Continuing Businesses increased by 15.6% to $286,439 in 1997 from $247,810 in 1996 because of higher revenues, paper price declines and acquisitions of new businesses.

    EBITDA from Continuing Businesses in the Specialty Magazines segment increased 15.4% in 1997 to $157,429 from $136,395 in 1996. This increase is attributable to strong organic revenue growth, paper price declines and acquisitions.

    EBITDA from Continuing Businesses in the Education segment increased 21.2% to $71,456 in 1997 from $58,938 in 1996 due to advertising revenue growth at CHANNEL ONE and the inclusion of acquisitions including PRIMEDIA Workplace Learning.

    EBITDA from Continuing Businesses in the Information segment increased 12.3% in 1997 to $83,099 from $73,974 in 1996 primarily due to growth at the APARTMENT GUIDES which was attributable to increased advertising revenue and the impact of acquisitions.

    EBITDA from Non-Core Businesses declined 45.9% to $15,573 in 1997 from $28,793 in 1996, due to sales declines at Newbridge (excluding Films for the Humanities and Sciences) and THE DAILY RACING FORM.

    The reported net cash provided by operating activities during the year ended December 31, 1997, after interest payments of $142,421, was $125,360, a decrease of $24,832 over the 1996 period, due primarily to an increase in interest payments.

    The reported net cash used in investing activities decreased in 1997 as a result of decreased acquisition activities. The Company spent $326,192 for acquisitions during 1997 compared with $700,990 in 1996. The reported net capital expenditures were $31,108 during the 1997 period, an 8.1% increase from $28,790 in 1996. Increased investment in production and new product technology is expected to result in increased capital spending in 1998.

    The reported net cash provided by financing activities decreased in 1997 as a result of reduced debt and stock issuances during 1997 as well as the redemption of certain outstanding borrowings.

1996 COMPARED TO 1995

    Consolidated EBITDA from Continuing Businesses increased by 40.3% to $247,810 in 1996 from $176,576 in 1995 because of growth from existing operations, new product additions and acquisitions of businesses.

    EBITDA from Continuing Businesses in the Specialty Magazines segment increased 51.8% in 1996 to $136,395 from $89,851 in 1995 due to strong organic growth in circulation and advertising as well as acquisitions.

    EBITDA from Continuing Businesses in the Education segment increased 30.4% to $58,938 in 1996 from $45,194 in 1995 due to advertising revenue growth at CHANNEL ONE and the inclusion of the acquisition of PRIMEDIA Workplace Learning.

    EBITDA from Continuing Businesses in the Information segment increased 26.3% in 1996 to $73,974 from $58,565 in 1995 due to increased advertising revenues in the apartment guides and a portion of Intertec as well as the inclusion of acquisitions.

    EBITDA from Non-Core Businesses declined 27.2% to $28,793 in 1996 from $39,539 in 1995, primarily due to the sales decline at Newbridge (excluding Films for the Humanities and Sciences).

    The reported net cash provided by operating activities during the year ended December 31, 1996, after interest payments of $111,752, was $150,192, an increase of $86,130 over the 1995 period, primarily due to EBITDA growth.

    The reported net cash used in investing activities increased as a result of increased acquisition activities, substantially all of which were financed with borrowings under the then existing credit agreements and funds from operations. Payments for businesses acquired of $700,990 were made during the year ended December 31, 1996 as compared to $353,954 in 1995. The reported net capital expenditures were $28,790 during the 1996 period, a 23.0% increase from $23,414 in 1995. These expenditures included data processing equipment, televisions, videocassette recorders, satellite dishes, furniture and leasehold improvements and were financed with net cash provided by operations.

    The reported net cash provided by financing activities increased in 1996 as a result of increased debt and preferred stock issuances.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1997, the Company had NOLs of approximately $749,000 which will be available to reduce future taxable income. In addition, management estimates that approximately $864,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

FINANCING ARRANGEMENTS

    In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest from various brokers on the open market. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $15,401 on the accompanying statement of consolidated operations for the year ended December 31, 1997.

    On April 21, 1997, the Company entered into a new 364-day credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facility") which expires April 20, 1998. Under the terms of the New Credit Facility, the Company has commitments of $150,000 which can be borrowed in the form of revolving loans to be used for general corporate and working capital purposes as well as to finance certain future acquisitions.

    The amounts borrowed pursuant to the New Credit Facility bear interest at rates per annum identical to those in the previously existing credit facilities ("Credit Facilities"). The New Credit Facility combined with the Credit Facilities are collectively referred to as the "Bank Credit Facilities." At December 31, 1997, the Company had two interest rate swap agreements in effect with an aggregate notional amount of $200,000 and an interest rate cap agreement based on a notional principal amount of $100,000. Under the outstanding swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest, each quarter, for the term of the agreements. As of December 31, 1997, the weighted average variable rate and weighted average fixed rate were 5.88% and 6.68%, respectively. In addition, in July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commence on January 2, 1998, the Company will receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company will pay a fixed rate of interest, each quarter, for the terms of the respective agreements.

    The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap and cap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

    Under the Bank Credit Facilities, the Company has total commitments of $1,550,000 and can borrow up to $1,650,000 in the aggregate. As of December 31, 1997, aggregate borrowings under the Bank Credit Facilities were $1,218,101. As of December 31, 1997, the amounts borrowed under the Bank Credit Facilities bore interest at a weighted average variable interest rate of 7.05%. Also, at December 31, 1997, the Company had outstanding $100,000 of 10 1/4% Senior Notes, $300,000 of 8 1/2% Senior Notes, 1,576,036 shares of $11.625 Series B
Exchangeable Preferred Stock, 2,000,000 shares of $10.00 Series D Exchangeable Preferred Stock and 1,250,000 shares of $9.20 Series E Exchangeable Preferred Stock.

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1 and its maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenues, income, or equity of the Company.

    The aggregate mandatory reductions of the commitments under the Bank Credit Facilities are $150,000 in 1998, $90,000 in 1999, $280,000 per year in 2000 through 2003 with a final reduction or paydown of $190,000 in 2004. The 10 1/4% Senior Notes mature in June 2004 and the 8 1/2% Senior Notes mature in February 2006. The per annum principal and interest payments relating to an acquisition obligation are scheduled to be $14,333, $21,167, $19,167, and $8,833 to be made in semi-annual installments in 1998 through 2001, respectively. The Company's aggregate lease obligations for 1998, 1999 and 2000 are expected to be approximately $30,000, $27,000 and $24,000, respectively. The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which became effective for the Company's 1997 consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 eliminates the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which excludes Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology and criteria for calculating and reporting fully diluted earnings per share. The adoption of this new accounting standard did not have a material effect on the reported loss per share of the Company. SFAS No. 128 also required previously reported loss per share to be restated.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which become effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, in the Company's consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting standards will have a material effect on the consolidated financial statements of the Company.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

RECENT DEVELOPMENTS

    On January 8, 1998, the Company entered into a Stock Purchase Agreement pursuant to which it will acquire the Cowles Enthusiast Media and Cowles Business Media divisions of Cowles Media Company from McClatchy Newspapers, Inc. ("McClatchy") for approximately $200,000. The transaction is subject to the completion of McClatchy's purchase of Cowles Media Company, which is expected to close by March 31, 1998.

    In January 1998, the Company elected to terminate its defined benefit pension plan effective March 31, 1998. In connection with this termination, the Company froze benefit accruals effective December 31, 1997. In the opinion of the Company's management, the plan termination is adequately accrued for and will not have a material impact on the Company's consolidated financial statements. Plan participants will be eligible to participate in the Company's defined contribution plans.

    On February 5, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with KKR (the "KKR Fund"), executed an agreement with the Company pursuant to which the KKR Fund will pay $200,000 for 16,666,667 newly issued shares of common stock from the Company (the "KKR Fund Investment"). It is expected that the KKR Fund Investment will be consummated in March 1998.

    On February 17, 1998, the Company exchanged the 1,250,000 shares of its $9.20 Series E Exchangeable Preferred Stock for 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the $9.20 Series E Exchangeable Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933.

    On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $8.625 Series G Exchangeable Preferred Stock for $250,000 and $250,000 principal amount of 7 5/8% Senior Notes Due 2008. The net proceeds of these offerings will be used to redeem all of the Company's outstanding $11.625 Series B Exchangeable Preferred Stock at $105.80 per share plus accrued and unpaid dividends and to reduce outstanding bank borrowings.

IMPACT OF INFLATION

    The impact of inflation was immaterial during 1997 and 1996. Paper prices, which had risen significantly during 1995 and early 1996, declined around mid-year 1996 and continued that trend through the first six months of 1997. Moderate paper price increases occurred in July 1997 for most of the grades of paper used by the Company. During 1997, paper costs represented approximately 7.8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

YEAR 2000

    The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, relates to the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. An assessment of the Company's systems indicates that the costs associated with solving the Year 2000 problem will be immaterial, due largely to investments already made in information systems in recent years. A significant portion of the Company's efforts related to this issue involves assessing vendor compliance and developing contingency plans to deal with situations where significant vendors are perceived to be at risk from the Year 2000 problem.

FORWARD-LOOKING INFORMATION

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS

PRIMEDIA INC. AND SUBSIDIARIES
  Report of Independent Auditors--Deloitte & Touche LLP................................         27
  Statements of Consolidated Operations for the Years Ended December 31, 1997, 1996 and
    1995...............................................................................         28
  Consolidated Balance Sheets as of December 31, 1997 and 1996.........................         29
  Statements of Consolidated Cash Flows for the Years Ended December 31, 1997, 1996 and
    1995...............................................................................         30
  Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31,
    1997, 1996 and 1995................................................................         31
  Notes to Consolidated Financial Statements for the Years Ended December 31, 1997,
    1996 and 1995......................................................................         33

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated operations, shareholders' equity (deficiency), and consolidated cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
New York, New York
January 27, 1998
(February 17, 1998 as to Note 25)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                      NOTES       1997         1996         1995
                                                                    ---------  -----------  -----------  ----------
Sales, net:
  Specialty Magazines.............................................             $   754,410  $   684,341  $  452,373
  Education.......................................................                 379,552      376,217     330,414
  Information.....................................................                 353,633      313,891     263,542
                                                                               -----------  -----------  ----------
Total sales, net..................................................               1,487,595    1,374,449   1,046,329

Operating costs and expenses:
  Cost of goods sold..............................................                 341,879      337,065     251,347
  Marketing and selling...........................................                 271,351      249,301     177,167
  Distribution, circulation and fulfillment.......................                 262,151      230,533     188,147
  Editorial.......................................................                 120,952      104,484      73,703
  Other general expenses..........................................                 163,705      154,966     122,816
  Corporate administrative expenses...............................                  25,545       21,497      17,034
  Depreciation and amortization of prepublication costs, property
    and equipment.................................................    9, 11         37,334       38,233      25,761
  Provision for loss on the sales of businesses and other, net....      4          138,640           --      35,447
  Restructuring and other costs...................................      5               --           --      14,667
  Amortization of intangible assets, excess of purchase price over
    net assets acquired and other.................................    6, 10        146,831      152,469     166,515
                                                                               -----------  -----------  ----------

Operating income (loss)...........................................                 (20,793)      85,901     (26,275)
Other income (expense):
  Interest expense................................................                (136,625)    (124,601)   (105,837)
  Amortization of deferred financing and organizational costs.....     11           (3,071)      (3,662)     (3,135)
  Other, net......................................................      4            1,365        6,659         212
                                                                               -----------  -----------  ----------
Loss before income tax benefit and extraordinary charge...........                (159,124)     (35,703)   (135,035)
Income tax benefit................................................     14            1,685       53,300      59,600
                                                                               -----------  -----------  ----------
Income (loss) before extraordinary charge.........................                (157,439)      17,597     (75,435)
Extraordinary charge--extinguishment of debt......................                 (15,401)      (9,553)         --
                                                                               -----------  -----------  ----------
Net income (loss).................................................                (172,840)       8,044     (75,435)

Preferred stock dividends:
  Cash............................................................                 (45,305)     (26,944)    (11,500)
  Non-cash dividends in kind......................................                  (4,451)     (16,582)    (17,478)
  Senior Preferred Stock redemption premium.......................     15           (5,800)          --          --
  Dividend accrual................................................     15           (9,517)          --          --
                                                                               -----------  -----------  ----------
Loss applicable to common shareholders............................             $  (237,913) $   (35,482) $ (104,413)
                                                                               -----------  -----------  ----------
                                                                               -----------  -----------  ----------
Basic and diluted loss applicable to common shareholders per
  common share:                                                        17
  Loss before extraordinary charge................................             $     (1.72) $      (.20) $     (.92)
  Extraordinary charge............................................                    (.12)        (.07)         --
                                                                               -----------  -----------  ----------
  Net loss........................................................             $     (1.84) $      (.27) $     (.92)
                                                                               -----------  -----------  ----------
                                                                               -----------  -----------  ----------
Basic and diluted common shares outstanding.......................     17      129,304,900  128,781,518  113,218,711
                                                                               -----------  -----------  ----------
                                                                               -----------  -----------  ----------

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                             NOTES         1997          1996
                                                                                       ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................               $     22,978  $     36,655
  Accounts receivable, net..............................................       7            199,289       233,603
  Inventories, net......................................................       8             27,597        52,743
  Net assets held for sale..............................................       4             38,665        18,684
  Prepaid expenses and other............................................                     33,971        34,834
                                                                                       ------------  ------------
      Total current assets..............................................                    322,500       376,519

Property and equipment, net.............................................       9            116,361       122,823
Other intangible assets, net............................................      10            660,268       781,316
Excess of purchase price over net assets acquired, net..................      10          1,111,785       971,665
Deferred income tax asset, net..........................................      14            176,200       176,200
Other non-current assets................................................      11             98,876       123,692
                                                                                       ------------  ------------
                                                                                       $  2,485,990  $  2,552,215
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable......................................................               $     95,546  $    107,258
  Accrued interest payable..............................................                     13,622        22,150
  Accrued expenses and other............................................      12            204,770       140,959
  Deferred revenues.....................................................                    140,474       144,857
  Current maturities of long-term debt..................................      13             14,333         6,000
                                                                                       ------------  ------------
      Total current liabilities.........................................                    468,745       421,224
                                                                                       ------------  ------------
Long-term debt..........................................................    13, 25        1,656,541     1,565,686
                                                                                       ------------  ------------
Other non-current liabilities...........................................                     48,271        35,062
                                                                                       ------------  ------------
Commitments and contingencies                                                 21

Exchangeable preferred stock (aggregated liquidation and redemption values of $482,604 and $453,153 at December 31, 1997 and 1996,
  respectively).........................................................      15            470,280       442,729
                                                                                       ------------  ------------
Common stock subject to redemption ($.01 par value, 402,650 shares and
  643,310 shares outstanding at December 31, 1997 and 1996,
  respectively).........................................................      16              4,376         5,957
                                                                                       ------------  ------------
Shareholders' equity (deficiency):
  Common stock ($.01 par value, 250,000,000 shares authorized;
    129,797,078 shares and 128,349,045 shares issued at December 31,
    1997 and 1996, respectively)........................................      16              1,298         1,283
  Additional paid-in capital............................................      16            780,191       772,642
  Accumulated deficit...................................................      18           (929,011)     (691,098)
  Cumulative foreign currency translation adjustments...................                     (1,543)       (1,270)
  Common stock in treasury, at cost (1,048,600 shares at December 31,
    1997)...............................................................      16            (13,158)      --
                                                                                       ------------  ------------
      Total shareholders' equity (deficiency)...........................                   (162,223)       81,557
                                                                                       ------------  ------------
                                                                                       $  2,485,990  $  2,552,215
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1997        1996       1995
                                                                                ----------  ----------  ---------

OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $ (172,840) $    8,044  $ (75,435)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation, amortization and other......................................     187,236     194,364    195,411
    Provision for loss on the sales of businesses and other, net..............     138,640          --     35,447
    Accretion of discount on acquisition obligation, distribution advance and
      other...................................................................       7,343       6,398      8,147
    Extraordinary charge - extinquishment of debt.............................      15,401       9,553         --
    Non-cash income tax benefit...............................................          --     (53,300)   (59,600)
    Other, net................................................................      (1,090)     (6,213)      (122)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable, net..................................................       7,885     (24,692)    (2,525)
    Inventories, net..........................................................       8,738      24,531    (23,630)
    Prepaid expenses and other................................................     (10,433)       (598)   (13,127)
    Increase (decrease) in:
    Accounts payable..........................................................      (7,366)      5,807      6,742
    Accrued interest payable..................................................      (8,528)     12,824      1,131
    Accrued expenses and other................................................     (16,864)    (12,674)   (26,857)
    Deferred revenues.........................................................     (17,377)    (11,201)    16,971
    Other non-current liabilities.............................................      (5,385)     (2,651)     1,509
                                                                                ----------  ----------  ---------
    Net cash provided by operating activities.................................     125,360     150,192     64,062
                                                                                ----------  ----------  ---------
INVESTING ACTIVITIES:
  Additions to property, equipment and other, net.............................     (31,108)    (28,790)   (23,414)
  Proceeds from sales of businesses...........................................     171,575       8,071     58,656
  Payments for businesses acquired............................................    (326,192)   (700,990)  (353,954)
                                                                                ----------  ----------  ---------
    Net cash used in investing activities.....................................    (185,725)   (721,709)  (318,712)
                                                                                ----------  ----------  ---------
FINANCING ACTIVITIES:
  Borrowings under credit agreements..........................................   1,028,049   1,683,787    622,459
  Repayments of borrowings under credit agreements............................    (694,950) (1,384,800)  (522,500)
  Proceeds from issuance of 8 1/2% Senior Notes, net of discount..............          --     298,734         --
  Payments of acquisition obligation..........................................      (6,000)     (6,000)    (6,000)
  Payments of floating rate indebtedness......................................          --    (150,000)        --
  Proceeds from issuance of common stock, net of redemptions..................       7,843       3,498    187,520
  Proceeds from issuance of Old Preferred Stock...............................          --          --     50,000
  Proceeds from issuance of Series C (exchanged into Series D) Preferred
    Stock, net of issuance costs..............................................          --     193,451         --
  Proceeds from issuance of Series E (exchanged into Series F) Preferred
    Stock, net of issuance costs..............................................     120,434          --         --
  Redemption of Old Preferred Stock...........................................          --          --    (52,691)
  Redemption of Senior Preferred Stock........................................    (105,800)         --         --
  Redemptions and purchases of 10 5/8% Senior Notes...........................    (242,787)    (17,655)        --
  Purchases of common stock for the treasury..................................     (13,158)         --         --
  Dividends paid to preferred stock shareholders..............................     (45,305)    (26,944)   (11,500)
  Deferred financing costs paid...............................................      (1,372)    (13,132)    (3,204)
  Other.......................................................................        (266)          7       (440)
                                                                                ----------  ----------  ---------
    Net cash provided by financing activities.................................      46,688     580,946    263,644
                                                                                ----------  ----------  ---------
Increase (decrease) in cash and cash equivalents..............................     (13,677)      9,429      8,994
Cash and cash equivalents, beginning of year..................................      36,655      27,226     18,232
                                                                                ----------  ----------  ---------
Cash and cash equivalents, end of year........................................  $   22,978  $   36,655  $  27,226
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------
SUPPLEMENTAL INFORMATION:
  Businesses acquired:
    Fair value of assets acquired.............................................  $  406,382  $  779,192  $ 429,810
    Liabilities assumed.......................................................      80,190      78,202     75,856
                                                                                ----------  ----------  ---------
    Cash paid for businesses acquired.........................................  $  326,192  $  700,990  $ 353,954
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------
  Interest paid...............................................................  $  142,421  $  111,752  $ 102,040
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------
  Non-cash investing and financing activities:
    Assets acquired under capital lease obligations...........................  $   15,760  $       --  $  11,738
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------
    Preferred stock dividends in kind.........................................  $    4,451  $   16,582  $  17,478
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------
    Accretion in carrying value of preferred stock............................  $    2,666  $    1,090  $     590
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------
    Accretion (reduction) in carrying value of common stock subject to
      redemption..............................................................  $      755  $     (885) $   9,927
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance at January 1, 1995........................................................................................
Issuances of common stock, net of issuance costs..................................................................
Expiration of redemption feature on common stock subject to redemption............................................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind..................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........................................................
Old Preferred Stock--dividends in kind............................................................................
Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................................................................
    $11.625 Series B Exchangeable Preferred Stock.................................................................
    Common stock subject to redemption............................................................................
Cumulative foreign currency translation adjustments...............................................................
Net loss..........................................................................................................
Balance at December 31, 1995......................................................................................
Issuances of common stock, net of issuance costs..................................................................
Expiration of redemption feature on common stock subject to redemption............................................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind..................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........................................................
$10.00 Series D Exchangeable Preferred Stock--cash dividends......................................................

Reduction (accretion) of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................................................................
    $11.625 Series B Exchangeable Preferred Stock.................................................................
    $10.00 Series D Exchangeable Preferred Stock..................................................................
    Common stock subject to redemption............................................................................
Cumulative foreign currency translation adjustments...............................................................
Net income........................................................................................................
Balance at December 31, 1996......................................................................................
Issuances of common stock, net of issuance costs..................................................................
Purchases of treasury stock.......................................................................................
Expiration of redemption feature on common stock subject to redemption............................................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind..................................................
$11.625 Series B Exchangeable Preferred Stock--dividends..........................................................
$2.875 Senior Exchangeable Preferred Stock--dividends.............................................................
$10.00 Series D Exchangeable Preferred Stock--dividends...........................................................
$9.20 Series E Exchangeable Preferred Stock--dividends............................................................
$2.875 Senior Exchangeable Preferred Stock Redemption Premium.....................................................

Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................................................................
    $11.625 Series B Exchangeable Preferred Stock.................................................................
    $10.00 Series D Exchangeable Preferred Stock..................................................................
    $9.20 Series E Exchangeable Preferred Stock...................................................................
    Common stock subject to redemption............................................................................
Cumulative foreign currency translation adjustments...............................................................
Net loss..........................................................................................................
Balance at December 31, 1997......................................................................................

                See notes to consolidated financial statements.

                                                         CUMULATIVE
                                                           FOREIGN         COMMON STOCK
       COMMON STOCK          ADDITIONAL                   CURRENCY         IN TREASURY
---------------------------    PAID-IN    ACCUMULATED    TRANSLATION   --------------------
    SHARES        AMOUNT       CAPITAL      DEFICIT      ADJUSTMENTS    SHARES     AMOUNT      TOTAL
--------------  -----------  -----------  ------------  -------------  ---------  ---------  ---------
   105,337,809   $   1,053    $ 572,940    $ (551,203)    $  (1,324)          --  $      --  $  21,466
    20,435,782         204      184,964                                                        185,168
       147,630           2          807                                                            809
                                              (14,787)                                         (14,787)
                                              (11,500)                                         (11,500)
                                               (2,691)                                          (2,691)
                                   (273)                                                          (273)
                                   (317)                                                          (317)
                                 (9,927)                                                        (9,927)
                                                                 49                                 49
                                              (75,435)                                         (75,435)
--------------  -----------  -----------  ------------  -------------  ---------  ---------  ---------
   125,921,221       1,259      748,194      (655,616)       (1,275)      --         --         92,562
       681,890           7        3,440                                                          3,447
     1,745,934          17       21,213                                                         21,230
                                              (16,582)                                         (16,582)
                                              (11,500)                                         (11,500)
                                              (15,444)                                         (15,444)

                                   (273)                                                          (273)
                                   (317)                                                          (317)
                                   (500)                                                          (500)
                                    885                                                            885
                                                                  5                                  5
                                                8,044                                            8,044
--------------  -----------  -----------  ------------  -------------  ---------  ---------  ---------
   128,349,045       1,283      772,642      (691,098)       (1,270)      --         --         81,557
     1,209,693          12        8,404                                                          8,416
                                                                       1,048,600    (13,158)   (13,158)
       238,340           3        2,566                                                          2,569
                                               (4,451)                                          (4,451)
                                              (16,794)                                         (16,794)
                                              (11,564)                                         (11,564)
                                              (23,333)                                         (23,333)
                                               (3,131)                                          (3,131)
                                               (5,800)                                          (5,800)

                                 (1,734)                                                        (1,734)
                                   (317)                                                          (317)
                                   (546)                                                          (546)
                                    (69)                                                           (69)
                                   (755)                                                          (755)
                                                               (273)                              (273)
                                             (172,840)                                        (172,840)
--------------  -----------  -----------  ------------  -------------  ---------  ---------  ---------
   129,797,078   $   1,298    $ 780,191    $ (929,011)    $  (1,543)   1,048,600  $ (13,158) $(162,223)
--------------  -----------  -----------  ------------  -------------  ---------  ---------  ---------
--------------  -----------  -----------  ------------  -------------  ---------  ---------  ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

    PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is the authoritative source for specialized information to targeted markets. The Company's three business segments are specialty magazines, education and information. The specialty magazines segment has in prior years been referred to as the specialty media segment, but the Company believes that the term specialty magazines is more reflective of the focus of the segment. The specialty magazines segment includes PRIMEDIA Consumer Magazines, PRIMEDIA Special Interest Publications (formerly PJS Publications, Inc.), McMullen Argus and the majority of Intertec. The specialty magazines segment is concentrated primarily on specialty consumer magazines, and technical and trade magazines. The education segment includes CHANNEL ONE, Films for the Humanities and Sciences, PRIMEDIA Workplace Learning (formerly Westcott Communications) and WEEKLY READER. This segment specializes in providing educational materials to the classroom learning and workplace learning markets. The information segment includes PRIMEDIA Reference, PRIMEDIA Information, Haas, BACON'S, NELSON, a portion of Intertec and THE DAILY RACING FORM. The information segment produces consumer and business information products in a variety of formats for decision makers in business, professional and special interest consumer markets. The information is compiled and sold as guides, reference works, newspapers, CD-ROMs, almanacs, directories and via the Internet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.

    Significant accounting estimates used include estimates for sales returns and allowances and estimates for the realization of deferred tax assets. Management has exercised reasonableness in deriving these estimates. However, actual results may differ from these estimates.

    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the presentation used in the current period.

    In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which became effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 eliminates the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which excludes Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology and criteria for calculating and reporting fully diluted earnings per share. The adoption of this new accounting standard did not have a material effect on the reported loss per share of the Company. SFAS No. 128 also required previously reported loss per share to be restated (see Note 17).

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which become effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) during a period from transactions and other events and circumstances from non-owner sources, in the Company's consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting standards will have a material effect on the consolidated financial statements of the Company.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

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

    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from 6 months to 2 years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and circulation expenses on the accompanying statements of consolidated operations. Advertising expense was $122,365, $121,158 and $88,176 during the years ended December 31, 1997, 1996 and 1995, respectively (see Note 11).

    DEFERRED FINANCING COSTS. Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED WIRING AND INSTALLATION COSTS. Wiring and installation costs incurred by CHANNEL ONE and PRIMEDIA Workplace Learning have been capitalized and are being amortized by the straight-line method over the related estimated useful lives which range from five to 15 years.

    $2.875 SENIOR EXCHANGEABLE PREFERRED STOCK ("SENIOR PREFERRED STOCK"), $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK ("SERIES B PREFERRED STOCK"), $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK ("SERIES D PREFERRED STOCK") and the $9.20 SERIES E EXCHANGEABLE PREFERRED STOCK ("SERIES E PREFERRED
STOCK"). The Senior Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock are stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being amortized (using the interest method) by periodic charges to additional paid-in capital.

    COMMON STOCK SUBJECT TO REDEMPTION. The common stock subject to redemption is stated at redemption value which at December 31, 1997 and 1996, is equal to quoted market value. The difference between the carrying value of such stock and its redemption value is being amortized by periodic charges to additional paid-in capital.

    COMPUTER SOFTWARE. Computer software costs are expensed as incurred, except for certain costs incurred in connection with computer software to be sold, leased or otherwise marketed. These costs, limited to production costs subsequent to establishing technological feasibility, are reported as other non-current assets and amortized over the estimated period of future benefit using the straight-line method.

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

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND INTANGIBLE
ASSETS. Intangible assets are being amortized using both accelerated and straight-line methods over periods ranging from 1/4 of 1 year to 40 years. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses.

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Newsstand sales are recognized as income at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. PRIMEDIA Workplace Learning subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue principally upon shipment, net of an allowance for returns which is provided based on sales. Distribution costs charged to customers are recognized as revenue when the related product is shipped. CHANNEL ONE advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value.

    FOREIGN CURRENCY. Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in the cumulative foreign currency translation adjustments account in shareholders' equity (deficiency).

3. ACQUISITIONS

    The Company acquired certain net assets or stock of:

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

    1996--Cahners Consumer Magazines ("Cahners"), a publisher of specialty consumer magazines including AMERICAN BABY, MODERN BRIDE, SAIL and POWER & MOTORYACHT, along with 20 related properties and PRIMEDIA Workplace Learning, which utilizes various multi-media technologies to provide workplace training, news, and information to professionals and students in the corporate and professional, automotive, banking, government and public service, education, healthcare, and interactive distance training markets. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1996.

    The foregoing acquisitions, except Cahners and PRIMEDIA Workplace Learning, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations. The following unaudited pro forma information presents the results of operations of the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS (CONTINUED)
Company as if the acquisitions of Cahners and PRIMEDIA Workplace Learning had taken place on January 1, 1995:

                                                                     YEARS ENDED DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
Sales, net........................................................  $  1,413,930  $  1,238,254
Operating income (loss)...........................................        82,100       (12,563)
Income (loss) before extraordinary charge.........................         1,314      (106,012)
Loss applicable to common shareholders before extraordinary
  charge..........................................................       (42,212)     (134,990)
Basic and diluted loss applicable to common shareholders per
  common share before extraordinary charge........................          (.33)        (1.19)

    1997--a provider of interactive, computer-based testing and training products; a leading electronic automotive cost guide; a publisher of automotive enthusiast magazines including LOW RIDER, ARTE, LOW RIDER BICYCLE and LOW RIDER JAPAN; the publisher of REGISTERED REPRESENTATIVE, a trade magazine edited for and circulated to the retail securities industry in the United States; a publisher of specialty magazines targeting the professional recording, sound and music production industry; and the leading provider of highly specialized training and certification software products for the insurance industry. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1997. The 1997 acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned current year's acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at December 31, 1997; however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition.

4. DIVESTITURES

    In 1995, the Company sold certain technical and trade magazines, PREMIERE magazine and Newfield. In connection with these sales, the Company has received aggregate cash proceeds of $58,656 in 1995 and $1,000 in 1997 and has recorded amounts due from buyer of approximately $4,000 and $5,000 on the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively. In connection with these sales, the Company recorded a net aggregate provision for loss on the sales of businesses of $35,447 for the year ended December 31, 1995.

    During the second quarter of 1996, the Company completed the sale of certain technical and trade magazines, which were acquired in 1995 and upon acquisition were designated to be sold. The differences between the proceeds received and the carrying values of the assets sold were treated as adjustments to the excess of purchase price over net assets acquired related to the retained businesses. In addition, during the second quarter of 1996, the Company sold a monthly tabloid targeted to electronic design engineers for consideration of a motion picture and television production magazine and cash proceeds. During the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES (CONTINUED)
fourth quarter of 1996, the Company completed the sale of the Kits and Leaflets Division of PRIMEDIA Special Interest Publications and certain specialty consumer magazines. In connection with these sales, the Company received aggregate cash proceeds of $8,071 and recorded a net gain on sale of businesses of approximately $5,800.

    During September 1996, the Company decided to divest Katharine Gibbs and recorded its net assets at net realizable value as net assets held for sale on the accompanying consolidated balance sheet at December 31, 1996.

    On March 11, 1997, the Company announced its intention to divest the following four non-core business units: THE DAILY RACING FORM, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), NEW WOMAN magazine, and Krames Communications Incorporated ("Krames"). Subsequently, the Company decided to sell STAGEBILL and Intertec Mailing Services. These planned divestitures combined with Katharine Gibbs are collectively referred to as the Non-Core Businesses ("Non-Core Businesses") and are part of the Company's plan to focus on six key growth vehicles in markets that have dynamic growth opportunities.

    During the second quarter of 1997, the Company completed the sale of Katharine Gibbs. During the third quarter of 1997, the Company recorded a provision aggregating $138,640 for the reduction of the carrying values of Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), THE DAILY RACING FORM, STAGEBILL, Krames, NEW WOMAN magazine and Intertec Mailing Services to the estimated realizable value of the net assets of such businesses. During the third quarter, the Company also completed the sales of Krames, NEW WOMAN magazine and Intertec Mailing Services. During the fourth quarter, the Company completed the sales of Newbridge Book Clubs, Newbridge Educational Publishing and STAGEBILL. In connection with these sales, the Company received aggregate proceeds of $171,575 net of direct selling expenses.

    The remaining planned divestiture of THE DAILY RACING FORM is expected to be completed during 1998. Its net assets have been recorded at net realizable value as net assets held for sale on the accompanying consolidated balance sheet at December 31, 1997.

    The operating results of the Non-Core Businesses are included on the accompanying statements of consolidated operations for the years ended December 31, 1997, 1996 and 1995. Total sales for the Non-Core Businesses were $247,351, $307,149 and $307,121 for the years ended December 31, 1997, 1996 and 1995, respectively. Excluding the 1997 provision for loss on the sales of businesses and other, net, operating income (loss) for the Non-Core Businesses was $7,243, $(694) and $(17,429) for the years ended December 31, 1997, 1996 and 1995, respectively.

5. RESTRUCTURING AND OTHER COSTS

    In the second quarter of 1995, the Company recorded charges of $14,667 related to a corporate restructuring effort at Newbridge Communications, Inc. ("Newbridge"), its professional book club business, and the completion of a manufacturing outsourcing effort at THE DAILY RACING FORM. Included in the restructuring charge of $7,272 were employee separation costs of $1,287, litigation matters of $3,349, a write-down of inventory and other assets of $2,086 related to the exit of a product line at Newbridge and costs associated with the termination of a real estate lease which is no longer needed in the operations of THE DAILY RACING FORM of $550. Included in the other costs of $7,395 were costs incurred and associated

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. RESTRUCTURING AND OTHER COSTS (CONTINUED) with the correction of customer and accounting systems and write-down of certain assets. During early 1995, the Company experienced certain operational problems at Newbridge relating to periodic mailings which described its then current product offerings. These operational problems resulted in higher than normal levels of bad debts and returns. In addition, Newbridge implemented a new customer information processing system which inadvertently suppressed a number of customer and product offering mailings resulting in lower than anticipated demand for certain products and a corresponding increase in obsolete inventory. Subsequently, the operational and new system problems were corrected. As a result of these operational problems, provisions for inventory obsolescence of approximately $2,500 and for bad debts of approximately $3,500 were recorded, along with expenses associated with the outside consultants and systems corrections of approximately $1,400. Approximately $700, $1,200 and $4,100 of the restructuring and other charges were paid in cash in 1997, 1996 and 1995, respectively. At December 31, 1997, $700 of these charges is included in accrued liabilities.

6. ADJUSTMENTS TO THE CARRYING VALUES OF LONG-LIVED ASSETS

    In accordance with its accounting policy, during 1995, the Company recorded aggregate write-downs of $17,958 and $5,786 to the carrying values of the identifiable intangible assets and goodwill of PRIMEDIA Reference and a product line of Newbridge, respectively. These adjustments are included in amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations for the year ended December 31, 1995 and affect the operating results of the information and education segments.

7. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Accounts receivable...................................................  $  236,819  $  273,119
Less: Allowance for doubtful accounts.................................      10,521      15,418
     Allowance for returns and rebates................................      27,009      24,098
                                                                        ----------  ----------
                                                                        $  199,289  $  233,603
                                                                        ----------  ----------
                                                                        ----------  ----------

8. INVENTORIES, NET

    Inventories consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Finished goods..........................................................  $  12,271  $  41,497
Work in process.........................................................      3,314      2,111
Raw materials...........................................................     14,494     17,838
                                                                          ---------  ---------
                                                                             30,079     61,446
Less: Allowance for obsolescence........................................      2,482      8,703
                                                                          ---------  ---------
                                                                          $  27,597  $  52,743
                                                                          ---------  ---------
                                                                          ---------  ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                                              DECEMBER 31,
                                                        RANGE OF LIVES   ----------------------
                                                            (YEARS)         1997        1996
                                                        ---------------  ----------  ----------
Land..................................................        --         $    4,986  $    2,022
Buildings and improvements............................          1-40         33,808      24,219
Furniture and fixtures................................          4-10         28,135      26,027
Machinery and equipment...............................          2-10         81,226      94,091
School equipment......................................          5-10         58,665      55,860
Other.................................................          2-7           2,992       2,401
                                                                         ----------  ----------
                                                                            209,812     204,620
Less: Accumulated depreciation and amortization.......                       93,451      81,797
                                                                         ----------  ----------
                                                                         $  116,361  $  122,823
                                                                         ----------  ----------
                                                                         ----------  ----------

    Included in property and equipment are assets which were acquired under capital leases in the amount of $27,498 and $11,738 with accumulated amortization of $3,043 and $1,739 at December 31, 1997 and 1996, respectively (see Note 21).

10. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                                                            DECEMBER 31,
                                                    RANGE OF LIVES   --------------------------
                                                        (YEARS)          1997          1996
                                                    ---------------  ------------  ------------
Trademarks........................................         40        $    342,645  $    448,490
Membership, subscriber and customer lists.........           2-20         456,716       504,951
Non-compete agreements............................           1-10         194,116       227,312
Trademark license agreements......................           2-15           2,909        17,500
Copyrights........................................          12-20          25,715        47,849
Video library.....................................           1-7           14,837        14,837
Databases.........................................           4-12          10,577       121,377
Advertiser lists..................................         .25-15         223,443       133,850
Distribution agreements...........................           1-7           11,525        15,336
Other.............................................         1.5-15          19,647        63,875
                                                                     ------------  ------------
                                                                        1,302,130     1,595,377
Less: Accumulated amortization....................                        641,862       814,061
                                                                     ------------  ------------
                                                                     $    660,268  $    781,316
                                                                     ------------  ------------
                                                                     ------------  ------------

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $94,735 and $82,763 at December 31, 1997 and 1996, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------

Deferred financing costs, net.........................................  $   15,276  $   22,814
Deferred wiring and installation costs, net...........................      54,387      58,086
Direct-response advertising costs, net................................      16,520      28,452
Prepublication and programming costs, net.............................       4,526       6,506
Other.................................................................       8,167       7,834
                                                                        ----------  ----------
                                                                        $   98,876  $  123,692
                                                                        ----------  ----------
                                                                        ----------  ----------

    The deferred financing costs are net of accumulated amortization of $5,093 and $9,794 at December 31, 1997 and 1996, respectively. The deferred wiring and installation costs are net of accumulated amortization of $18,718 and $12,850 at December 31, 1997 and 1996, respectively. Direct-response advertising costs are net of accumulated amortization of $53,840 and $70,661 at December 31, 1997 and 1996, respectively. Prepublication and programming costs are net of accumulated amortization of $6,843 and $7,968 at December 31, 1997 and 1996, respectively.

12. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------

Payroll, commissions and related employee benefits....................  $   53,494  $   40,553
Systems costs.........................................................       2,066       2,991
Rent and lease liabilities............................................      27,247      13,502
Retail display costs and allowances...................................      10,407       8,263
Promotion costs.......................................................       2,739       2,663
Royalties.............................................................       8,367       8,362
Circulation costs.....................................................       6,037       5,420
Professional fees.....................................................      12,319       4,408
Taxes.................................................................      18,528      17,162
Customer advances.....................................................         946       2,482
Deferred purchase price...............................................      16,204       8,231
Other.................................................................      46,416      26,922
                                                                        ----------  ----------
                                                                        $  204,770  $  140,959
                                                                        ----------  ----------
                                                                        ----------  ----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Borrowings under Bank Credit Facilities...........................  $  1,218,101  $    884,992
10 5/8% Senior Notes Due 2002.....................................            --       233,250
10 1/4% Senior Notes Due 2004.....................................       100,000       100,000
 8 1/2% Senior Notes Due 2006.....................................       298,902       298,811
                                                                    ------------  ------------
                                                                       1,617,003     1,517,053
Acquisition obligation payable....................................        53,871        54,633
                                                                    ------------  ------------
                                                                       1,670,874     1,571,686
Less: Current maturities of long-term debt........................        14,333         6,000
                                                                    ------------  ------------
                                                                    $  1,656,541  $  1,565,686
                                                                    ------------  ------------
                                                                    ------------  ------------

    On May 31, 1996, the Company replaced its existing credit facilities under the Revolving Credit Agreement, BONY Term Loan and the Chase Term Loan through which the Company could borrow $970,000 in the aggregate with new credit facilities with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "Credit Facilities"). The Company used approximately $910,000 of the borrowings under the Credit Facilities to repay borrowings under the previously existing credit facilities and to pay certain related fees and expenses.

    The Credit Facilities are comprised of a $750,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $250,000 Term Loan ("Term Loan") and an additional $250,000 Revolving Loan Commitment ("Revolver/Term Loan"). In addition, the Company has the right to solicit commitments of up to $250,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). In May 1997, the Company solicited commitments of $150,000 ("Tranche B Loan Commitment") under the Tranche B Facility. The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. The Tranche B Facility may be utilized through the incurrence of Tranche B revolving credit loans. The borrowings under the Credit Facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. LONG-TERM DEBT (CONTINUED)
    The commitments under the Tranche A Loan Commitment and the Tranche B Loan Commitment are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche A Loan Commitment are as follows:

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
                                                                                  ------------
                                                                                  ------------

    The mandatory reductions for the Tranche B Loan Commitment are as follows:

                                                                                  YEARS ENDING
                                                                                  DECEMBER 31,
                                                                                  ------------
1999............................................................................   $   15,000
2000............................................................................       30,000
2001............................................................................       30,000
2002............................................................................       30,000
2003............................................................................       30,000
2004............................................................................       15,000
                                                                                  ------------
                                                                                   $  150,000
                                                                                  ------------
                                                                                  ------------

    The mandatory reductions for the Tranche B Loan Commitment are based on defined percentages of the total Tranche B Loan Commitment. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

    The principal amounts of the Term Loan and the Revolver/Term Loan will each be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $25,000 on June 30, 2000, installments of $25,000 on each payment date thereafter through December 31, 2003 and a final payment of $50,000 on June 30, 2004.

    On April 21, 1997, the Company entered into a new 364-day credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facility") which expires April 20, 1998. Under the terms of the New Credit Facility, the Company has commitments of $150,000 which can be borrowed in the form of revolving loans to be used for general, corporate and working capital purposes as well as to finance certain future acquisitions.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. LONG-TERM DEBT (CONTINUED)
    At December 31, 1997, the Company has commitments of $1,550,000 and can borrow up to $1,650,000 in the aggregate under the Credit Facilities and the New Credit Facility (collectively referred to as the "Bank Credit Facilities").

    As of December 31, 1997, the borrowings under the Bank Credit Facilities consist of the $568,101 under the Tranche A Loan Commitment, $250,000 under the Revolver/Term Loan, $150,000 under the Tranche B Loan Commitment and $250,000 under the Term Loan.

    The amounts borrowed pursuant to the Bank Credit Facilities bear interest, at the Company's option as follows: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 1/2 of 1% and (b) the prime commercial lending rate announced by the Agent from time to time (in each case, the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the Bank Credit Facilities or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the Bank Credit Facilities. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the Bank Credit Facilities. During 1997, the weighted average interest rate on the Bank Credit Facilities was 7.11%. During 1996, the weighted average interest rates on the Revolving Credit Agreement, BONY Term Loan, Chase Term Loan and Bank Credit Facilities were 7.04%, 7.50%, 6.94% and 7.07%, respectively. Interest rates on the borrowings under the Bank Credit Facilities outstanding at December 31, 1997 ranged from 7.04% to 8.50%. Interest rates on the borrowings under the Bank Credit Facilities outstanding at December 31, 1996 ranged from 7.00% to 7.13%.

    Under the Credit Facilities, the Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average aggregate unutilized commitment under the Tranche A Loan Commitment and the Tranche B Loan Commitment. The Company has also agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. Under the New Credit Facility, the Company has agreed to pay commitment fees equal to 1/8 of 1% per annum on the daily average aggregate unutilized revolving loan commitment.

    10 5/8% SENIOR NOTES. During November and December 1996, the Company purchased $16,750 of the 10 5/8% Senior Notes at a premium of 105.4% plus accrued interest from various brokers on the open market. In January 1997, the Company purchased, in aggregate, $20,850 of the 10 5/8% Senior Notes at a weighted average price of 105%, plus accrued and unpaid interest from various brokers on the open market. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $15,401 on the accompanying statement of consolidated operations for the year ended December 31, 1997.

    10 1/4% SENIOR NOTES. Interest is payable semi-annually in June and December at an annual rate of 10 1/4%. The 10 1/4% Senior Notes mature on June 1, 2004, with no sinking fund requirements. The 10 1/4% Senior Notes may not be redeemed prior to June 1, 1999 other than in connection with a change of control. Beginning in 1999 and thereafter, the 10 1/4% Senior Notes are redeemable at prices ranging from 104.95% with annual reductions to 100% in 2002 plus accrued and unpaid interest.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. LONG-TERM DEBT (CONTINUED)
    8 1/2% SENIOR NOTES. On January 24, 1996, the Company completed a private offering of $300,000 of 8 1/2% Senior Notes. The 8 1/2% Senior Notes were issued at 99.578% with related issuance costs of approximately $7,000. On August 21, 1996, the Company exchanged its 8 1/2% Senior Notes ("Old Notes") for a new series of $300,000 8 1/2% Senior Notes Due 2006 ("New Notes"). The New Notes have been registered under the Securities Act of 1933. The New Notes mature on February 1, 2006, with no sinking fund requirements. Interest on the New Notes is payable semi-annually in February and August at the annual rate of 8 1/2%. The New Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the New Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest. Net proceeds from the Old Notes of approximately $293,000 were primarily used to pay down borrowings under the Revolving Credit Agreement.

    The 10 1/4% Senior Notes and 8 1/2% Senior Notes (together referred to as the "Senior Notes"), and the Bank Credit Facilities, all rank senior in right of payment to all subordinated indebtedness of PRIMEDIA Inc. (a holding company).

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenues, income or equity of the Company.

    ACQUISITION OBLIGATION. In connection with the acquisition of certain of the Company's specialty consumer magazine operations and THE DAILY RACING FORM, an obligation was recorded equivalent to the present value of the principal and interest payments of the notes payable in the amount of $53,871 at December 31, 1997 and $54,633 at December 31, 1996. The interest rate used in calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such obligation at the time of the acquisition. Principal and interest amounts aggregating $63,500 will be repaid from June 1998 through June 2001.

    INTEREST RATE SWAP AGREEMENTS. In May 1995, the Company entered into two, three-year interest rate swap agreements with an aggregate notional amount of $200,000. Under the outstanding swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest which increases each year during the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 6.5%, respectively, in 1997, 5.5% and 6.2%, respectively, in 1996 and 6.0% and 6.1%, respectively, in 1995. Also, in May 1995, the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. LONG-TERM DEBT (CONTINUED)
Company entered into a three-year interest rate cap agreement. As a result of this transaction, the Company currently has the right to receive payments based on a notional principal amount of $100,000 to the extent that three-month LIBOR exceeds 7.75% in year one, 8.75% in year two and 9.75% in year three of the agreement. Any interest differential received is recognized as an adjustment to interest expense. The interest rate cap fee is recognized as an adjustment to interest expense over the life of the interest rate cap agreement.

    In the fourth quarter of 1996, the Company entered into six, one-year interest rate swap agreements with an aggregate notional amount of $600,000. Under these swap agreements, the Company received a floating rate of interest based on three-month LIBOR, which resets quarterly, and paid a fixed rate of interest, each quarter, for the term of the agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 5.8%, respectively, in 1997 and 5.5% and 5.8%, respectively, in 1996. These interest rate swap agreements expired during the fourth quarter of 1997.

    In July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commence on January 2, 1998, the Company will receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company will pay a fixed rate of interest, each quarter, for the terms of the respective agreements.

    The net interest differential, related to the interest rate swap agreements and the interest rate cap agreement, charged to interest expense in 1997, 1996 and 1995 was $2,048, $1,943 and $539, respectively. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap and cap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. INCOME TAXES

    At December 31, 1997, the Company had aggregate net operating loss carryforwards for Federal and state income tax purposes ("NOLs") of approximately $749,000 which will be available to reduce future taxable income. The utilization of such NOLs is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOL. The NOLs are scheduled to expire in the following years:

2003..............................................................  $  24,900
2004..............................................................     60,300
2005..............................................................    121,800
2006..............................................................     93,400
2007..............................................................     82,700
2008..............................................................     83,700
2009..............................................................     68,900
2010..............................................................    156,100
2011..............................................................     26,100
2012..............................................................     31,100
                                                                    ---------
                                                                    $ 749,000
                                                                    ---------
                                                                    ---------

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                                         DECEMBER 31, 1997
                                                                                 ---------------------------------
                                                                                  FEDERAL      STATE      TOTAL
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory.............................  $    2,187  $     641  $    2,828
Difference between book and tax basis of accrued expenses and other............      16,075      4,709      20,784
Reserves not currently deductible..............................................       2,615        766       3,381
Difference between book and tax basis of other intangible assets...............      80,945     23,714     104,659
Operating loss carryforwards...................................................     215,832     44,065     259,897
                                                                                 ----------  ---------  ----------
Total..........................................................................     317,654     73,895     391,549
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible assets...............      39,283     11,508      50,791
Difference between book and tax basis of property and equipment................      16,405      4,806      21,211
Other..........................................................................      19,424      5,691      25,115
                                                                                 ----------  ---------  ----------
Total..........................................................................      75,112     22,005      97,117
                                                                                 ----------  ---------  ----------
Net deferred income tax assets.................................................     242,542     51,890     294,432
Less: Valuation allowances.....................................................      85,500     32,732     118,232
                                                                                 ----------  ---------  ----------
Net............................................................................  $  157,042  $  19,158  $  176,200
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. INCOME TAXES (CONTINUED)

                                                                                         DECEMBER 31, 1996
                                                                                 ---------------------------------
                                                                                  FEDERAL      STATE      TOTAL
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory.............................  $    3,550  $   1,041  $    4,591
Difference between book and tax basis of accrued expenses and other............      18,583      5,444      24,027
Reserves not currently deductible..............................................       2,277        667       2,944
Difference between book and tax basis of other intangible assets...............      31,043      9,094      40,137
Operating loss carryforwards...................................................     192,267     56,326     248,593
                                                                                 ----------  ---------  ----------
Total..........................................................................     247,720     72,572     320,292
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible assets...............      32,612      9,554      42,166
Difference between book and tax basis of property and equipment................      11,382      3,335      14,717
Other..........................................................................       9,757      2,858      12,615
                                                                                 ----------  ---------  ----------
Total..........................................................................      53,751     15,747      69,498
                                                                                 ----------  ---------  ----------
Net deferred income tax assets.................................................     193,969     56,825     250,794
Less: Valuation allowances.....................................................      36,927     37,667      74,594
                                                                                 ----------  ---------  ----------
Net............................................................................  $  157,042  $  19,158  $  176,200
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

    At December 31, 1997, 1996 and 1995, management of the Company reviewed recent operating results and projected future operating results. At the end of each of the respective years, management determined that a portion of the net deferred income tax assets would likely be realized. The amount of the net deferred income tax assets was not adjusted in 1997. In 1996, the Company reduced the valuation allowances by $62,400 and recorded an income tax benefit of $53,300 ($47,500 and $5,800 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $9,100; and in 1995, the Company reduced the valuation allowances by $67,700 and recorded an income tax benefit of $59,600 ($53,100 and $6,500 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $8,100. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. After the reduction in the valuation allowances discussed above, there was a net increase in the valuation allowance of $43,638 during 1997 and net decreases in the valuation allowances of $59,420 and $1,404 during 1996 and 1995, respectively.

    A portion of the valuation allowances in the amount of approximately $39,000 at December 31, 1997 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                                                 DECEMBER 31,
                                                                                               1997        1996
                                                                                            ----------  ----------
$2.875 Senior Exchangeable Preferred Stock................................................  $   --      $   98,266
$11.625 Series B Exchangeable Preferred Stock.............................................     155,281     150,513
$10.00 Series D Exchangeable Preferred Stock..............................................     194,495     193,950
$9.20 Series E Exchangeable Preferred Stock...............................................     120,504      --
                                                                                            ----------  ----------
                                                                                            $  470,280  $  442,729
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    $2.875 SENIOR EXCHANGEABLE PREFERRED STOCK

    The Company authorized 4,000,000 shares of $.01 par value Senior Preferred Stock, all of which was issued and outstanding at December 31, 1996. The liquidation and redemption value at December 31, 1996 was $100,000. Annual dividends of $2.875 per share on the Senior Preferred Stock were cumulative and payable quarterly. In November 1997, the Company redeemed all 4,000,000 outstanding shares of the Senior Preferred Stock for $105,864, which includes a redemption premium of $5,800, plus accrued and unpaid dividends of $64.

    $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK

    The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,576,036 shares and 1,531,526 shares of which were issued and outstanding at December 31, 1997 and 1996, respectively. The liquidation and redemption value at December 31, 1997 and 1996 was $157,604 and $153,153, respectively. Annual dividends of $11.625 per share on the Series B Preferred Stock are cumulative and payable quarterly in cash or by issuing additional shares of the Series B Preferred Stock. Commencing in the second quarter of 1997, the Company elected to satisfy its Series B Preferred Stock dividend requirements in cash. On or after February 1, 1998, the Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series B Preferred Stock on May 1, 2005 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series B Preferred Stock is exchangeable at the option of the Company on or after an initial public offering of the Company's common stock for its 11 5/8% Class B Subordinated Exchange Debentures due 2005 provided no shares of the Senior Preferred Stock are then outstanding. Such debentures are subordinate to all existing and future liabilities and obligations of the Company and its subsidiaries. The Series B Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $155,281 and $150,513 at December 31, 1997 and 1996, respectively (see Note 25).

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

    On January 24, 1996, the Company completed a private offering of 2,000,000 shares of $.01 par value, $10.00 Series C Exchangeable Preferred Stock ("Series C Preferred Stock") at $100 per share. Annual dividends of $10.00 per share on the Series C Preferred Stock were cumulative and payable quarterly, in cash, commencing May 1, 1996. On August 21, 1996, the Company exchanged the Series C Preferred Stock

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. EXCHANGEABLE PREFERRED STOCK (CONTINUED) for 2,000,000 shares of $.01 par value, Series D Preferred Stock. Dividend payment terms of the Series D Preferred Stock are the same as the terms of the Series C Preferred Stock. The Series D Preferred Stock has been registered under the Securities Act of 1933. The liquidation and redemption value at December 31, 1997 and 1996 was $200,000. On and after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 10% Class D Subordinated Exchange Debentures due 2008 provided that no shares of the Senior Preferred Stock are outstanding on the date of exchange. Net proceeds from the Series C Preferred Stock offering of approximately $193,000 were primarily used to pay down borrowings under the Revolving Credit Agreement. The Series D Preferred Stock is recorded on the accompanying consolidated balance sheets at the aggregate redemption value (net of issuance costs) of $194,495 and $193,950 at December 31, 1997 and 1996, respectively.

    $9.20 SERIES E EXCHANGEABLE PREFERRED STOCK

    On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $9.20 Series E Preferred Stock at $100 per share, all of which are issued and outstanding at December 31, 1997. The liquidation and redemption value at December 31, 1997 was $125,000. Annual dividends of $9.20 per share on the Series E Preferred Stock are cumulative and payable quarterly, in cash, commencing February 1, 1998. Prior to November 1, 2002, the Series E Preferred Stock may be redeemed in whole or in part, at the option of the Company, at a redemption price equal to the sum of the aggregate liquidation preference plus accrued and unpaid dividends to the redemption date and the applicable make-whole premium as defined in the private offering prospectus. On or after November 1, 2002, the Series E Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series E Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series E Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 9.20% Class E Subordinated Debentures. The Series E Preferred Stock is recorded on the accompanying consolidated balance sheet at the aggregate redemption value (net of unamortized issuance costs) of $120,504 at December 31, 1997. Net proceeds from this private offering were used to pay down borrowings under the Bank Credit Facilities (see
Note 25).

    In 1997, the Company recorded a preferred stock dividend accrual in the amount of $9,517. Of the total dividend accrual recorded in 1997, the amounts that relate to prior periods were not material.

16. COMMON STOCK

    In October 1995, the Company increased the authorized number of shares of common stock by 50,000,000 shares to 250,000,000 shares. During November 1995, the Company completed a public offering of 17,250,000 shares of common stock at a price of $10.00 per share. Proceeds from this initial public offering, net of commissions and other related expenses of approximately $9,500, were approximately

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. COMMON STOCK (CONTINUED)
$163,000. The Company used the net proceeds from this initial public offering to repay borrowings outstanding under its Revolving Credit Agreement.

    SHARE REPURCHASE PROGRAM. On September 9, 1997, the Company announced that its board of directors had authorized a program for the Company to repurchase up to $15,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. During the year ended December 31, 1997, the Company repurchased 1,048,600 shares of common stock for $13,158 at a weighted average price of $12.52.

    STOCK PURCHASE AND OPTION PLAN. The PRIMEDIA Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the forms of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The stock options are granted with exercise prices at quoted market value at time of issuance. For the purpose of determining fair value prior to November 1995, it was recognized that the Company's common stock was not readily saleable to third parties at that time, and therefore, was valued at a discount to a publicly-traded common stock. The common stock issued prior to November 1995 and redeemed is included in the table of the activity of the common stock subject to redemption.

    COMMON STOCK SUBJECT TO REDEMPTION. Under the following circumstances, employees who purchased shares prior to the Company's initial public offering of common stock have the right to resell their shares of common stock to the
Company: termination of employment in connection with the sale of the business for which they work, death, disability or retirement after age 65. The resale feature expires five years after the effective purchase date of the common stock. Since inception of the Company, none of the employees has exercised such resale feature as a result of such sale, death, disability or retirement and the likelihood of significant resales because the stock is freely tradeable on the public market is considered by management to be remote.

    The following summarizes the activity of the common stock subject to redemption:

                                                                                               SHARES     AMOUNT
                                                                                              ---------  ---------
Balance at January 1, 1995..................................................................  2,152,180  $  17,217
Acquisitions of common stock held by management.............................................    (57,031)      (430)
Issuances of common stock...................................................................    458,994      3,274
Expiration of redemption feature............................................................   (147,630)      (809)
Accretion in carrying value.................................................................         --      9,927
                                                                                              ---------  ---------
Balance at December 31, 1995................................................................  2,406,513     29,179
Acquisitions of common stock held by management.............................................    (17,269)      (148)
Expiration of redemption feature............................................................  (1,745,934)   (21,230)
Reduction in carrying value.................................................................         --       (885)
                                                                                              ---------  ---------
Balance at December 31, 1996................................................................    643,310      6,916
Acquisitions of common stock held by management.............................................     (2,320)       (19)
Expiration of redemption feature............................................................   (238,340)    (2,569)
Accretion in carrying value.................................................................         --        755
                                                                                              ---------  ---------
Balance at December 31, 1997................................................................    402,650  $   5,083
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The redemption values of the common stock subject to redemption of $5,083 and $6,916 at December 31, 1997 and 1996, respectively, were based on a repurchase price of $12.625 per share and $10.75 per

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. COMMON STOCK (CONTINUED)
share which are the quoted market values at December 31, 1997 and 1996, respectively. Common stock subject to redemption is recorded on the accompanying consolidated balance sheets net of the amounts of notes receivable from employees (related to common stock issuances) outstanding of $707 and $959 at December 31, 1997 and 1996, respectively.

    ACCOUNTING FOR EMPLOYEE STOCK BASED COMPENSATION. The Plan has authorized grants of up to 25,000,000 shares of the Company's common stock or options to management personnel. The options are exercisable at the rate of 20% per year over a five-year period commencing on the effective date of the grant; however, some optionees have received credit for periods of employment with the Company and its predecessors and subsidiaries prior to the date the options were granted. All options granted pursuant to the Plan will expire no later than ten years from the date the option was granted.

    A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                   1997                                   1996                             1995
                   -------------------------------------  -------------------------------------  ------------------------
                                              WEIGHTED                               WEIGHTED
                                               AVERAGE                                AVERAGE
                                EXERCISE      EXERCISE                 EXERCISE      EXERCISE                 EXERCISE
                    OPTIONS       PRICE         PRICE      OPTIONS       PRICE         PRICE      OPTIONS       PRICE
                   ---------  -------------  -----------  ---------  -------------  -----------  ---------  -------------

Outstanding--
  beginning of
  year...........  13,211,212  $5.00-$11.94   $    6.69   12,326,087  $5.00-$ 8.00   $    5.98   9,610,447   $5.00-$8.00
  Granted........    135,800  1$0.88-$12.00   $   11.27   1,830,400  1$0.00-$11.94   $   11.12   3,139,325         $8.00
  Exercised......  (1,209,693)  $5.00-$11.81  $    6.96    (681,890)  $5.00-$ 8.00   $    5.36    (193,401)  $5.00-$8.00
  Forfeited......   (574,389)  $5.00-$11.81   $    9.22    (263,385)  $5.00-$ 8.00   $    7.69    (230,284)  $5.00-$8.00
                   ---------                              ---------                              ---------
Outstanding--end
  of the year....  11,562,930  $5.00-$12.00   $    6.58   13,211,212  $5.00-$11.94   $    6.69   12,326,087  $5.00-$8.00
                   ---------                              ---------                              ---------
                   ---------                              ---------                              ---------
Exercisable--end
  of the year....  8,953,280   $5.00-$11.94   $    5.73   8,707,528   $5.00-$ 8.00   $    5.38   7,269,817   $5.00-$8.00
                   ---------                              ---------                              ---------
                   ---------                              ---------                              ---------

                    WEIGHTED
                     AVERAGE
                    EXERCISE
                      PRICE
                   -----------
Outstanding--
  beginning of
  year...........   $    5.31
  Granted........   $    8.00
  Exercised......   $    5.19
  Forfeited......   $    6.28
Outstanding--end
  of the year....   $    5.98
Exercisable--end
  of the year....   $    5.18

    The weighted-average fair value per option for options granted in 1997, 1996 and 1995 was $4.45, $4.13 and $3.06, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1997:

                   NUMBER            WEIGHTED             WEIGHTED
   RANGE OF      OUTSTANDING     AVERAGE REMAINING         AVERAGE
EXERCISE PRICES  AT 12/31/97     CONTRACTUAL LIFE      EXERCISE PRICE
---------------  -----------  -----------------------  ---------------

    $5.00-$5.44   7,104,260                  4            $    5.00
          $7.00     125,400                  6            $    7.00
          $8.00   2,711,210                  8            $    8.00
  $10.00-$12.00   1,622,060                  9            $   11.12
                 -----------
                 11,562,930                  6            $    6.58
                 -----------
                 -----------

    SFAS No. 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. COMMON STOCK (CONTINUED)
expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1997, 1996 and 1995. The following weighted-average assumptions were used for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.65%, 6.36% and 6.34%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 27.70%, 20.83% and 22.59%; and a weighted-average expected life of the option of six years. The estimated fair value of options granted during 1997, 1996 and 1995 was $604, $7,560 and $9,592, respectively.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------

Pro forma net income (loss).......................................................  $(176,351) $   5,738  $ (76,388)
Pro forma loss applicable to common shareholders..................................  $(241,424) $ (37,788) $(105,366)
Pro forma basic and diluted loss per common share.................................  $   (1.87) $    (.29) $    (.93)

    The Company had reserved approximately 12,000,000 shares of the Company's common stock or options for future grants in connection with the Plan at December 31, 1997.

17. LOSS PER SHARE

    Loss per share has been determined based on income (loss) before extraordinary charge after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented.

    Options to purchase 11,562,930, 13,211,212, 12,326,087 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. ACCUMULATED DEFICIT

    The accumulated deficit of $929,011 at December 31, 1997 includes non-cash expenses related to the accumulated amortization of intangible assets, the excess of the purchase price over the net assets acquired and deferred financing costs, the write-offs of the unamortized balance of deferred financing costs associated with all previous financings, the restructuring and other costs and the net provision on sales of businesses in the aggregate amount of approximately $1,219,300 which is net of the non-cash income tax benefits aggregating $155,000 through December 31, 1997.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows:

                                                                                    DECEMBER 31,
                                                                   ----------------------------------------------
                                                                            1997                    1996
                                                                   ----------------------  ----------------------

                                                                    CARRYING                CARRYING
                                                                     VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
10 5/8% Senior Notes.............................................  $   --      $   --      $  233,250  $  260,950
10 1/4% Senior Notes.............................................     100,000     108,000     100,000     105,400
8 1/2% Senior Notes..............................................     298,902     307,470     298,811     291,750
Acquisition Obligation...........................................      53,871      55,329      54,633      55,339
Senior Preferred Stock...........................................      --          --          98,266     107,500
Series B Preferred Stock.........................................     155,281     169,818     150,513     154,684
Series D Preferred Stock.........................................     194,495     210,500     193,950     196,000
Series E Preferred Stock.........................................     120,504     125,000      --          --
Interest Rate Swap Agreements....................................         485         410         982       3,531
Purchased Interest Rate Cap Agreement............................         (43)     --            (159)         (2)

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

20. RETIREMENT PLANS

    Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $6,300 in 1997, $5,400 in 1996 and $5,200 in 1995.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. RETIREMENT PLANS (CONTINUED)
    In addition, the employees at PRIMEDIA Magazines and the non-union employees at THE DAILY RACING FORM are eligible to participate in a non-contributory defined benefit pension plan ("Pension Plan"). The benefits to be paid under the Pension Plan are based on years of service and compensation amounts for the highest consecutive five years of service in the most current ten years. The Pension Plan is funded by means of contributions by the Company to the plan's trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and other short-term investments. The components of the net periodic pension cost of the Pension Plan for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Service cost........................................................................  $   1,387  $   1,203  $     755
Interest cost.......................................................................      1,073        769        581
Actual investment gain on plan assets...............................................     (1,763)      (610)      (812)
Net amortization and deferral.......................................................        945        462        774
                                                                                      ---------  ---------  ---------
Net periodic pension cost...........................................................  $   1,642  $   1,824  $   1,298
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The following is a reconciliation of the funded status of the Pension Plan:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Actuarial present value of benefit obligation:
  Vested..............................................................  $  (10,737) $   (6,342)
  Non-vested..........................................................        (851)       (617)
                                                                        ----------  ----------
Accumulated benefit obligation........................................     (11,588)     (6,959)
Additional liability based on projected compensation levels...........      (6,448)     (5,118)
                                                                        ----------  ----------
Projected benefit obligation..........................................     (18,036)    (12,077)
Plan assets at fair value.............................................      13,391       5,473
                                                                        ----------  ----------
Projected benefit obligation in excess of plan assets.................      (4,645)     (6,604)
Unrecognized net loss (gain)..........................................      (1,440)        172
Obligation recorded at acquisition date...............................       2,587       2,861
                                                                        ----------  ----------
Accrued pension cost..................................................  $   (3,498) $   (3,571)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The obligation recorded at the acquisition date of PRIMEDIA Magazines and THE DAILY RACING FORM is the excess of the projected benefit obligation over the plan assets at the date of acquisition which is included in other non-current liabilities. The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.0% and 7.5% for 1997 and 1996, respectively. The weighted average rate of compensation increases used was 4.0% for 1997 and 1996. The weighted average expected long-term rate of return on plan assets was 8.5% for 1997 and 1996 (see Note
25).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $36,844, $31,561 and $24,409 for the years ended December 31, 1997, 1996 and 1995, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. Minimum rental commitments under noncancelable operating leases are approximately as follows:

                                                                     YEARS ENDING DECEMBER 31,
                                                                     -------------------------
1998...............................................................         $    26,868
1999...............................................................              22,759
2000...............................................................              20,218
2001...............................................................              15,365
2002...............................................................              12,504
Thereafter.........................................................              38,579
                                                                               --------
                                                                            $   136,293
                                                                               --------
                                                                               --------

    Future minimum lease payments under capital leases (see Note 9) are approximately as follows:

                                                                     YEARS ENDING DECEMBER 31,
                                                                     -------------------------
1998...............................................................         $     3,102
1999...............................................................               3,663
2000...............................................................               3,663
2001...............................................................               3,663
2002...............................................................               3,663
Thereafter.........................................................              23,379
                                                                                -------
                                                                                 41,133
Less: amount representing interest.................................              15,760
                                                                                -------
Present value of net minimum lease payments........................              25,373
Less: current portion..............................................               1,373
                                                                                -------
Long-term obligations (included in other non-current
  liabilities).....................................................         $    24,000
                                                                                -------
                                                                                -------

    CONTINGENCIES. The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

    At December 31, 1997, the Company had letters of credit outstanding of approximately $3,100.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. RELATED PARTY TRANSACTIONS

    During each of the years ended December 31, 1997, 1996 and 1995, the Company paid $1,000 in administrative and other fees to Kohlberg Kravis Roberts & Co. ("KKR"), an affiliated party. The Company paid an aggregate of $180, in directors' fees to certain partners of KKR during the years ended December 31, 1997, 1996 and 1995.

    On March 1, 1995, 3,125,000 shares of common stock were issued to a partnership affiliated with KKR at $8.00 per share which was the fair value per share at such date. On March 1, 1995, pursuant to the related certificate of designations, 2,500 shares of Series C Preferred Stock ("Old Preferred Stock") were authorized for issuance and 1,000 shares were issued to partnerships affiliated with KKR at $50,000 per share, which was the liquidation value per share at such date. The proceeds from both issuances were used to pay down the borrowings under the Revolving Credit Agreement. On August 3, 1995, the Company redeemed all 1,054 shares then outstanding (which included dividends accrued through redemption date) of the Old Preferred Stock at $50,000 per share for a total of $52,691. This transaction was financed with borrowings under the Revolving Credit Agreement (see Notes 13 and 25).

23. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                      FIRST         SECOND          THIRD         FOURTH
                                                     QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                                  -------------  -------------  -------------  -------------  -------------

FOR THE YEAR ENDED DECEMBER 31, 1997:
Sales, net......................................       $352,291       $368,762       $368,944       $397,598     $1,487,595
Operating income (loss).........................         20,478         39,518       (112,326)        31,537        (20,793)
Income (loss) before extraordinary charge.......        (12,546)         3,700       (147,674)          (919)      (157,439)
Extraordinary charge--extinguishment of debt....         (1,554)       (13,847)            --             --        (15,401)
Net loss........................................        (14,100)       (10,147)      (147,674)          (919)      (172,840)
Loss applicable to common shareholders..........        (26,426)       (22,602)      (160,130)       (28,755)      (237,913)
Basic and diluted loss applicable to common
  shareholders per common share:
  Loss before extraordinary charge..............          $(.19)         $(.07)        $(1.24)         $(.22)        $(1.72)
  Net loss......................................          $(.20)         $(.18)        $(1.24)         $(.22)        $(1.84)
Basic and diluted common shares outstanding.....    129,114,344    129,289,307    129,411,579    129,404,368    129,304,900

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)

                                                      FIRST         SECOND          THIRD         FOURTH
                                                     QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                                  -------------  -------------  -------------  -------------  -------------
FOR THE YEAR ENDED DECEMBER 31, 1996:
Sales, net......................................       $314,953       $335,680       $344,418       $379,398     $1,374,449
Operating income................................          6,985         23,280         18,519         37,117         85,901
Income (loss) before extraordinary charge.......        (20,740)        (7,066)       (11,895)        57,298         17,597
Extraordinary charge--extinguishment of debt....       --               (7,572)      --               (1,981)        (9,553)
Net income (loss)...............................        (20,740)       (14,638)       (11,895)        55,317          8,044
Income (loss) applicable to common
  shareholders..................................        (27,584)       (27,041)       (23,973)        43,116        (35,482)
Basic income (loss) applicable to common
  shareholders per common share:
  Income (loss) before extraordinary charge.....          $(.21)         $(.15)         $(.19)          $.35          $(.20)
  Net income (loss).............................          $(.21)         $(.21)         $(.19)          $.33          $(.27)
Diluted income (loss) applicable to common
  shareholders per common share:
  Income (loss) before extraordinary charge.....          $(.21)         $(.15)         $(.19)          $.34          $(.20)
  Net income (loss).............................          $(.21)         $(.21)         $(.19)          $.32          $(.27)
Basic common shares outstanding.................    128,502,847    128,787,528    128,874,002    128,961,695    128,781,518
Diluted common shares outstanding                   128,502,847    128,787,528    128,874,002    133,866,122    128,781,518

    The sum of the above quarterly per share amounts may not equal reported year-to-date per share amounts due to rounding.

    During the first quarter of 1997, the Company purchased, in aggregate $20,850 of the 10 5/8% Senior Notes from various brokers on the open market. The premium paid on the purchase and the write-off of the related deferred financing fees totaled $1,554. In the second quarter, the Company redeemed the remaining principal of the 10 5/8% Senior Notes. The aggregate premium paid and the write-off of the related deferred financing fees totaled $13,847. During the third quarter of 1997, the Company recorded a provision for loss on the sales of businesses and other in the amount of $138,640.

    As a result of previous bank refinancings, the Company wrote off $7,572 of unamortized deferred financings costs in the second quarter of 1996 and $1,981 of unamortized deferred financing costs in the fourth quarter of 1996. In addition, in the fourth quarter of 1996, the Company recognized an income tax benefit of $53,300.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into three business segments: specialty magazines, education and information (see Note 1). Summarized financial information by business segment as of December 31, 1997, 1996 and 1995 and for each of the years then ended is set forth below:

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
SALES, NET:
  Specialty Magazines...............................  $    754,410  $    684,341  $    452,373
  Education.........................................       379,552       376,217       330,414
  Information.......................................       353,633       313,891       263,542
                                                      ------------  ------------  ------------
  Total.............................................  $  1,487,595  $  1,374,449  $  1,046,329
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
OPERATING INCOME (LOSS):
  Specialty Magazines...............................  $     71,580  $     59,693  $     32,169
  Education.........................................        12,089        15,011       (32,024)
  Information.......................................       (78,818)       33,473        (8,683)
  Corporate.........................................       (25,644)      (22,276)      (17,737)
                                                      ------------  ------------  ------------
  Total.............................................  $    (20,793) $     85,901  $    (26,275)
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
TOTAL ASSETS:
  Specialty Magazines...............................  $    972,550  $    908,374  $    723,711
  Education.........................................       911,299       939,947       547,587
  Information.......................................       435,153       531,771       499,418
  Corporate.........................................       166,988       172,123       110,700
                                                      ------------  ------------  ------------
  Total.............................................  $  2,485,990  $  2,552,215  $  1,881,416
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
DEPRECIATION, AMORTIZATION AND OTHER CHARGES:
  Specialty Magazines...............................  $     86,364  $     76,281  $     58,100
  Education.........................................        68,275        64,228       107,284
  Information.......................................       171,138        53,091        79,435
  Corporate.........................................            99           764           706
                                                      ------------  ------------  ------------
  Total.............................................  $    325,876  $    194,364  $    245,525
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
CAPITAL EXPENDITURES, NET:
  Specialty Magazines...............................  $      9,353  $      8,252  $      5,724
  Education.........................................        16,258        14,460        10,750
  Information.......................................         3,757         4,343         4,516
  Corporate.........................................         1,740         1,735         2,424
                                                      ------------  ------------  ------------
  Total.............................................  $     31,108  $     28,790  $     23,414
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

------------------------

    There were no significant intersegment sales or transfers during 1997, 1996 and 1995. Operating income (loss) by business segment excludes interest income and interest expense. Corporate assets consist

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. BUSINESS SEGMENT INFORMATION (CONTINUED) primarily of cash, receivables, property and equipment and the net deferred income tax asset. Depreciation, amortization and other charges includes the amortization of deferred financing and organizational costs, the net provision for loss on sales of businesses of $138,640 and $35,447 in 1997 and 1995, respectively, and provision for restructuring and other costs of $14,667 in 1995.

25. SUBSEQUENT EVENTS

    On January 8, 1998, the Company entered into a Stock Purchase Agreement pursuant to which it will acquire the Cowles Enthusiast Media and Cowles Business Media divisions of Cowles Media Company from McClatchy Newspapers, Inc. ("McClatchy") for approximately $200,000. The transaction is subject to the completion of McClatchy's purchase of Cowles Media Company, which is expected to close by March 31, 1998.

    In January 1998, the Company elected to terminate its defined benefit pension plan (see Note 20) effective March 31, 1998. In connection with this termination, the Company froze benefit accruals effective December 31, 1997. In the opinion of the Company's management, the plan termination is adequately accrued for and will not have a material impact on the Company's consolidated financial statements. Plan participants will be eligible to participate in the Company's defined contribution plans.

    On February 5, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with KKR (the "KKR Fund"), executed an agreement with the Company pursuant to which the KKR Fund will pay $200,000 for 16,666,667 newly issued shares of common stock from the Company (the "KKR Fund Investment"). It is expected that the KKR Fund Investment will be consummated in March 1998.

    On February 17, 1998, the Company exchanged the 1,250,000 shares of its Series E Preferred Stock for 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933.

    On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $8.625 Series G Exchangeable Preferred Stock for $250,000 and $250,000 principal amount of 7 5/8% Senior Notes Due 2008. The net proceeds of these offerings will be used to redeem all of the Company's outstanding Series B Preferred Stock at $105.80 per share plus accrued and unpaid dividends and to reduce outstanding bank borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

    Items 10, 11, 12 and 13 are omitted, except for information as to Executive Officers set forth in Part I, Item 1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K.

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules

                                                                                                                PAGE
                                                                                                                -----
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       PRIMEDIA Inc. and Subsidiaries
         For the Year Ended December 31, 1997..............................................................         S-1
         For the Year Ended December 31, 1996..............................................................         S-2
         For the Year Ended December 31, 1995..............................................................         S-3
       Independent Auditors' Report on Schedules--Deloitte & Touche LLP....................................         S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

(b)--Reports on Form 8-K

                        --The Company has not filed any reports on Form 8-K during the fourth quarter of 1997.

(c)--Exhibits

                  3.1   --Certificate of Incorporation of K-III. (7)
                  3.2   --Certificate of Amendment to Certificate of Incorporation of K-III
                          (changing name to PRIMEDIA Inc.) (*)
                  3.3   --Certificate of Designations of the Senior Preferred Stock. (2)
                  3.4   --Certificate of Designations of the Series B Preferred Stock. (3)
                  3.5   --Certificate of Designations of the Series C Preferred Stock. (9)
                  3.6   --Amended and Restated By-laws of K-III. (7)
                  3.7   --Certificate of Incorporation of K-III Prime Corporation. (2)
                  3.8   --By-laws of K-III Prime Corporation. (2)
                  3.9   --Certificate of Incorporation of Intertec Publishing Corporation. (2)
                  3.10  --Amended and Restated By-laws of Intertec Publishing Corporation. (2)
                  3.11  --Certificate of Incorporation of Newbridge Communications, Inc. (2)

                  3.12  --Certificate of Amendment to Certificate of Incorporation of Newbridge
                          Communications, Inc. (changing name to Films for the Humanities and
                          Sciences, Inc.) (*)
                  3.13  --By-laws of Newbridge Communications, Inc. (2)
                  3.14  --Certificate of Incorporation of K-III Directory Corporation (1)
                  3.15  --Certificate of Amendment to Certificate of Incorporation of K-III
                          Directory Corporation (changing name to PRIMEDIA Information Inc.) (*)
                  3.16  --By-laws of K-III Directory Corporation (1)
                  3.17  --Certificate of Incorporation of R.E.R. Publishing Corporation. (2)
                  3.18  --Amended and Restated By-laws of R.E.R. Publishing Corporation. (2)
                  3.19  --Certificate of Incorporation of Intermodal Publishing Company, Ltd. (2)
                  3.20  --Amended and Restated By-laws of Intermodal Publishing Company, Ltd. (2)
                  3.21  --Certificate of Incorporation of Weekly Reader Corporation. (2)
                  3.22  --By-laws of Weekly Reader Corporation. (2)
                  3.23  --Certificate of Incorporation of K-III Reference Corporation. (9)
                  3.24  --Certificate of Amendment to Certificate of Incorporation of K-III
                          Reference Corporation (changing name to PRIMEDIA Reference Inc.) (*)
                  3.25  --By-laws of K-III Reference Corporation. (2)
                  3.26  --Certificate of Amendment to Certificate of Incorporation of Funk &
                          Wagnalls Corporation (changing name to K-III Reference Corporation) (12)
                  3.27  --Certificate of Incorporation of Funk & Wagnalls Yearbook Corp. (2)
                  3.28  --By-laws of Funk & Wagnalls Yearbook Corp. (2)
                  3.29  --Certificate of Incorporation of Daily Racing Form, Inc. (2)
                  3.30  --By-laws of Daily Racing Form, Inc. (2)
                  3.31  --Certificate of Incorporation of DRF Finance, Inc. (2)
                  3.32  --By-laws of DRF Finance, Inc. (2)
                  3.33  --Certificate of Incorporation of K-III Magazine Corporation. (2)
                  3.34  --Certificate of Amendment to Certificate of Incorporation of K-III Magazine
                          Corporation (changing name to PRIMEDIA Magazines Inc.) (*)
                  3.35  --By-laws of K-III Magazine Corporation. (2)
                  3.36  --Certificate of Incorporation of K-III Magazine Finance Corporation. (2)
                  3.37  --Certificate of Amendment to Certificate of Incorporation of K-III Magazine
                          Finance Corporation (changing name to PRIMEDIA Magazines Finance Inc.) (*)
                  3.38  --By-laws of K-III Magazine Finance Corporation. (2)
                  3.39  --Certificate of Incorporation of Musical America Publishing, Inc. (1)
                  3.40  --By-laws of Musical America Publishing, Inc. (1)
                  3.41  --Certificate of Incorporation of K-III Holdings Corporation III. (2)
                  3.42  --Certificate of Amendment to Certificate of Incorporation of K-III Holdings
                          Corporation III (changing name to PRIMEDIA Holdings III Inc.) (*)
                  3.43  --By-laws of K-III Holdings Corporation III. (2)
                  3.44  --Certificate of Incorporation of Nelson Information, Inc. (5)
                  3.45  --Certificate of Amendment to Certificate of Incorporation of Nelson
                          Publications, Inc. (changing name to Nelson Information, Inc.) (12)
                  3.46  --By-laws of Nelson Information, Inc. (5)
                  3.47  --Certificate of Incorporation of K-III HPC, Inc. (5)

                  3.48  --By-laws of K-III HPC, Inc. (5)
                  3.49  --Certificate of Incorporation of Haas Publishing Companies, Inc. (5)
                  3.50  --By-laws of Haas Publishing Companies, Inc. (5)
                  3.51  --Certificate of Incorporation of Lifetime Learning Systems, Inc. (8)
                  3.52  --By-laws of Lifetime Learning Systems, Inc. (8)
                  3.53  --Certificate of Incorporation of Channel One Communications Corporation.
                          (8)
                  3.54  --By-laws of Channel One Communications Corporation. (8)
                  3.55  --Certificate of Incorporation of Bacon's Information, Inc. (9)
                  3.56  --By-laws of Bacon's Information, Inc. (9)
                  3.57  --Certificate of Incorporation of Intertec Market Reports, Inc. (9)
                  3.58  --By-laws of Intertec Market Reports, Inc. (8)
                  3.59  --Certificate of Incorporation of Intertec Presentations, Inc. (9)
                  3.60  --By-laws of Intertec Presentations, Inc. (8)
                  3.61  --Certificate of Incorporation of Argus Publishers Corporation (9)
                  3.62  --By-laws of Argus Publishers Corporation (9)
                  3.63  --Certificate of Incorporation of PJS Publications, Inc. (8)
                  3.64  --Certificate of Amendment to Certificate of Incorporation of PJS
                          Publications, Inc. (changing name to PRIMEDIA Special Interest
                          Publications Inc.) (*)
                  3.65  --By-laws of PJS Publications, Inc. (8)
                  3.66  --Certificate of Incorporation of Symbol of Excellence Publishers, Inc. (8)
                  3.67  --By-laws of Symbol of Excellence Publishers, Inc. (8)
                  3.68  --Certificate of Incorporation of American Heat Video Productions, Inc. (12)
                  3.69  --By-laws of American Heat Video Productions, Inc. (12)
                  3.70  --Certificate of Incorporation of ASTN, Inc. (12)
                  3.71  --By-laws of ASTN, Inc. (12)
                  3.72  --Certificate of Incorporation of A WEP Company (12)
                  3.73  --By-laws of A WEP Company (12)
                  3.74  --Certificate of Incorporation of Bankers Consulting Company (12)
                  3.75  --By-laws of Bankers Consulting Company (12)
                  3.76  --Certificate of Incorporation of Data Book, Inc. (12)
                  3.77  --By-laws of Data Book, Inc. (12)
                  3.78  --Certificate of Incorporation of Excellence in Training Corporation (12)
                  3.79  --By-laws of Excellence in Training Corporation (12)
                  3.80  --Certificate of Incorporation of Gareth Stevens, Inc. (12)
                  3.81  --By-laws of Gareth Stevens, Inc. (12)
                  3.82  --Certificate of Incorporation of IDTN Leasing Corporation (12)
                  3.83  --By-laws of IDTN Leasing Corporation (12)
                  3.84  --Certificate of Incorporation of Industrial Training Systems Corporation
                          (12)
                  3.85  --By-laws of Industrial Training Systems Corporation (12)
                  3.86  --Certificate of Incorporation of Law Enforcement Television Network, Inc.
                          (TX) (12)
                  3.87  --By-laws of Law Enforcement Television Network, Inc. (TX) (12)
                  3.88  --Certificate of Incorporation of Lockert Jackson & Associates, Inc. (12)
                  3.89  --By-laws of Lockert Jackson & Associates, Inc. (12)

                  3.90  --Certificate of Incorporation of Straight Down, Inc. (12)
                  3.91  --Agreement of shareholders of Straight Down, Inc. (12)
                  3.92  --Certificate of Incorporation of Tel-A-Train, Inc. (12)
                  3.93  --By-laws of Tel-A-Train, Inc. (12)
                  3.94  --Certificate of Incorporation of TI-IN Acquisition Corporation (12)
                  3.95  --By-laws of TI-IN Acquisition Corporation (12)
                  3.96  --Certificate of Incorporation of Westcott Communications, Inc. (12)
                  3.97  --Certificate of Amendment to Certificate of Incorporation of Westcott
                          Communications, Inc. (changing name to PRIMEDIA Workplace Learning, Inc.)
                          (*)
                  3.98  --By-laws of Westcott Communications, Inc. (12)
                  3.99  --Certificate of Incorporation of Westcott Communications Michigan, Inc.
                          (12)
                 3.100  --By-laws of Westcott Communications Michigan, Inc. (12)
                 3.101  --Certificate of Incorporation of Westcott ECI, Inc. (12)
                 3.102  --By-laws of Westcott ECI, Inc. (12)
                 3.103  --Certificate of Incorporation of Western Empire Publications, Inc. (12)
                 3.104  --By-laws of Western Empire Publications, Inc. (12)
                 3.105  --Certificate of Incorporation of McMullen Argus Publishing, Inc. (12)
                 3.106  --By-laws of McMullen Argus Publishing, Inc. (12)
                 3.107  --Certificate of Incorporation of The Electronics Source Book, Inc. (12)
                 3.108  --By-laws of The Electronics Source Book, Inc. (12)
                 3.109  --Certificate of Incorporation of The Apartment Guide of Nashville, Inc. (*)
                 3.110  --By-laws of The Apartment Guide of Nashville, Inc. (*)
                 3.111  --Certificate of Incorporation of Cardinal Business Media, Inc. (*)
                 3.112  --By-laws of Cardinal Business Media, Inc. (*)
                 3.113  --Certificate of Incorporation of Cardinal Business Media Holdings, Inc. (*)
                 3.114  --By-laws of Cardinal Business Media Holdings, Inc. (*)
                 3.115  --Certificate of Formation of Cover Concepts Marketing Services, LLC (*)
                 3.116  --Limited Liability Company Agreement of Cover Concepts Marketing Services,
                          LLC (*)
                 3.117  --Certificate of Incorporation of CSK Publishing Company Incorporated (*)
                 3.118  --By-laws of CSK Publishing Company Incorporated (*)
                 3.119  --Certificate of Incorporation of GO LO Entertainment, Inc. (*)
                 3.120  --By-laws of GO LO Entertainment, Inc. (*)
                 3.121  --Certificate of Incorporation of Guinn Communications, Inc. (*)
                 3.122  --By-laws of Guinn Communications, Inc. (*)
                 3.123  --Certificate of Incorporation of Health & Sciences Network, Inc. (*)
                 3.124  --By-laws of Health & Sciences Network, Inc. (*)
                 3.125  --Certificate of Incorporation of IntelliChoice, Inc. (*)
                 3.126  --By-laws of IntelliChoice, Inc. (*)
                 3.127  --Certificate of Incorporation of Little Rock Apartment Guide, Inc. (*)
                 3.128  --By-laws of Little Rock Apartment Guide, Inc. (*)
                 3.129  --Certificate of Incorporation of Memphis Apartment Guide, Inc. (*)
                 3.130  --By-laws of Memphis Apartment Guide, Inc. (*)

                 3.131  --Certificate of Incorporation of Low Rider Publishing Group, Inc. (*)
                 3.132  --By-laws of Low Rider Publishing Group, Inc. (*)
                 3.133  --Certificate of Incorporation of Pictorial, Inc. (*)
                 3.134  --By-laws of Pictorial, Inc. (*)
                 3.135  --Certificate of Incorporation of Plaza Communications, Inc. (*)
                 3.136  --By-laws of Plaza Communications, Inc. (*)
                 3.137  --Certificate of Incorporation of QWIZ, Inc. (*)
                 3.138  --By-laws of QWIZ, Inc. (*)
                 3.139  --Certificate of Incorporation of Bowhunter Magazine, Inc. (*)
                 3.140  --By-laws of Bowhunter Magazine, Inc. (*)
                 3.141  --Certificate of Incorporation of Canoe & Kayak, Inc. (*)
                 3.142  --By-laws of Canoe & Kayak, Inc. (*)
                 3.143  --Certificate of Incorporation of Climbing, Inc. (*)
                 3.144  --By laws of Climbing, Inc. (*)
                 3.145  --Certificate of Incorporation of Cowles Business Media, Inc. (*)
                 3.146  --By-laws of Cowles Business Media, Inc. (*)
                 3.147  --Certificate of Incorporation of Cowles Enthusiast Media, Inc. (*)
                 3.148  --By-laws of Cowles Enthusiast Media, Inc. (*)
                 3.149  --Certificate of Incorporation of Cowles History Group, Inc. (*)
                 3.150  --By-laws of Cowles History Group, Inc. (*)
                 3.151  --Certificate of Incorporation of Cowles/Simba Information, Inc. (*)
                 3.152  --By-laws of Cowles/Simba Information, Inc. (*)
                 3.153  --Certificate of Incorporation of Cumberland Publishing, Inc. (*)
                 3.154  --By-laws of Cumberland Publishing, Inc. (*)
                 3.155  --Certificate of Incorporation of Horse & Rider, Inc. (*)
                 3.156  --By-laws of Horse & Rider, Inc. (*)
                 3.157  --Certificate of Incorporation of Kitplanes Acquisition Company (*)
                 3.158  --By-laws of Kitplanes Acquisition Company (*)
                 3.159  --Certificate of Incorporation of RetailVision, Inc. (*)
                 3.160  --By-laws of RetailVision, Inc. (*)
                 3.161  --Certificate of Incorporation of Southwest Art, Inc. (*)
                 3.162  --By-laws of Southwest Art, Inc. (*)
                 3.163  --Certificate of Incorporation of Vegetarian Times, Inc. (*)
                 3.164  --By-laws of Vegetarian Times, Inc. (*)
                 3.165  --Certificate of Incorporation of The Virtual Flyshop, Inc. (*)
                 3.166  --By-laws of The Virtual Flyshop, Inc. (*)
                  4.1   --10 5/8% Senior Note Indenture (including form of note and form of guarantee). (1)
                  4.2   --Form of 11 1/2% Subordinated Debenture Indenture,
                          (including form of debenture). (1)
                  4.3   --Form of Class B Subordinated Debenture Indenture
                          (including form of debenture). (2)
                  4.4   --10 1/4% Senior Note Indenture (including form of note and form of guarantee). (8)
                  4.5   --8 1/2% Senior Note Indenture (including forms of note and guarantee). (9)
                  4.6   --Form of Class D Subordinated Debenture Indenture. (11)

                  4.7   --Form of 9.20% Subordinated Debenture Indenture (including form of note).
                          (13)
                  4.8   --Form of Class G Subordinated Debenture (including form of debenture). (*)
                  4.9   --7 5/8% Senior Note Indenture (including form of note and form of guarantee). (*)
                 10.1   --Non-Competition Agreement, dated as of June 17, 1991, between News America
                          Holdings Incorporated, K-III Holdings Corporation III, K-III Magazines and
                          Daily Racing Form. (2)
                 10.2   --Agreement and Plan of Merger, dated as of April 22, 1996, by and among the
                          Company, K-III Prime Corporation, Acquiror Sub and Westcott. (10)
                 10.3   --$250,000 Credit Facility with The Chase Manhattan Bank, The Bank of New
                          York, Bankers Trust Company and The Bank of Nova Scotia, as agents
                          (including forms of Guaranty and Contribution Agreements). (12)
                 10.4   --$1,250,000 Credit Facility with The Chase Manhattan Bank, The Bank of New
                          York, Bankers Trust Company and the Bank of Nova Scotia,
                          as agents (including forms of Guaranty and Contribution Agreements). (12)
                 10.5   --$150,000 Credit Facility with The Chase Manhattan Bank, The Bank of New
                          York, Bankers Trust Company and The Bank of Nova Scotia, as agents
                          (including forms of Guaranty and Contribution Agreements) (*)
                +10.6   --Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan.
                          (7)
                +10.7   --Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and
                          Restated as of March 5, 1997. (12)
                +10.8   --Form of Common Stock Purchase Agreement between K-III and senior management. (2)
                +10.9   --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)
                +10.10  --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)
                 10.11  --Form of Common Stock Purchase Agreement between K-III and senior management. (2)
                 10.12  --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)
                +10.13  --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)
                 10.14  --Amended Registration Rights Agreement dated as of May 13, 1992 among
                          K-III, MA Associates, L.P., FP Associates, L.P., Magazine Associates,
                          L.P., Publishing Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (1)
                 10.15  --Registration Rights Agreement dated as of September 30, 1994 among K-III,
                          Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (8)
                 10.16  --Registration Rights Agreement dated as of March 1, 1995 among K-III and
                          Channel One Associates, L.P. with respect to common stock of K-III. (8)
                +10.17  --Free Cash Flow Long-Term Plan. (1)
                +10.18  --Executive Incentive Compensation Plan. (8)
                +10.19  --Pension Plan. (1)
                +10.20  --1995 Restoration Plan. (8)
                +10.21  --Form of K-III Communications Short Term Senior Executive
                          Non-Discretionary Plan. (7)

                +10.22  --Form of K-III Communications Short Term Senior Executive Performance Plan.
                          (7)
                +10.23  --Form of K-III Communications Corporation Directors' Deferred Compensation
                          Plan. (12)
                +10.24  --Agreement, dated as of December 24, 1996, between K-III Communications
                          Corporation and Harry A. McQuillen (12)
                +10.25  --Agreement, dated as of December 24, 1996, between K-III Communications
                          Corporation and Jack L. Farnsworth (12)
                 21     --Subsidiaries of K-III. (*)
                 27.1   --1997 Financial Data Schedule (*)
                 27.2   --1995 and 1996 Financial Data Schedule (*)

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

(8) Incorporated by reference to K-III Communications Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11106.

(9) Incorporated by reference to K-III Communications Corporation's Form 10-K for the year ended December 31, 1995, File No. 1-11106.

(10) Incorporated by reference to K-III Communications Corporation's Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-3691.

(12) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11106.

(13) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-38451.

(*) Filed herewith.

 + Executive contract or compensation plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 30, 1998.

                                             PRIMEDIA INC.

                                          By         /S/ BEVERLY C. CHELL
                                             ...................................
                                                     (Beverly C. Chell)
                                                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 30, 1998.

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

        /s/ CHARLES G. MCCURDY

               (Charles G. McCurdy)                  President and Director (Principal Financial Officer)

          /s/ BEVERLY C. CHELL

                (Beverly C. Chell)                   Vice Chairman, Secretary and Director

          /s/ MEYER FELDBERG                         Director
 ...................................................
                 (Meyer Feldberg)

            /s/ PERRY GOLKIN                         Director
 ...................................................
                  (Perry Golkin)

            /s/ HENRY KRAVIS                         Director
 ...................................................
                  (Henry Kravis)

         /s/ GEORGE R. ROBERTS                       Director
 ...................................................
                (George R. Roberts)

         /s/ MICHAEL T. TOKARZ                       Director
 ...................................................
                (Michael T. Tokarz)

         /s/ CURTIS A. THOMPSON                      Vice President and Controller (Principal Accounting Officer)
 ...................................................
               (Curtis A. Thompson)

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 30, 1998.

The Apartment Guide of Nashville, Inc.
Argus Publishers Corporation
American Heat Video Productions, Inc.
ASTN, Inc.
A WEP Company
Bacon's Information, Inc.
Bankers Consulting Company
Bowhunter Magazine, Inc.
Canoe & Kayak, Inc.
Cardinal Business Media, Inc.
Cardinal Business Media Holdings, Inc.
Channel One Communications Corp.
Climbing, Inc.
Cover Concepts Marketing Services, LLC
Cowles Business Media, Inc.
Cowles Enthusiast Media, Inc.
Cowles History Group, Inc.
Cowles/Simba Information, Inc.
CSK Publishing Company Incorporated
Cumberland Publishing, Inc.
DRF Finance, Inc.
Daily Racing Form, Inc.
Data Book, Inc.
The Electronics Source Book, Inc.
Excellence in Training Corporation
Films for the Humanities & Sciences, Inc.
Funk & Wagnalls Yearbook Corp.
Gareth Stevens, Inc.
GO LO Entertainment, Inc.
Guinn Communications, Inc.
Haas Publishing Companies, Inc.
Health & Sciences Network, Inc.
Horse & Rider, Inc.
Intermodal Publishing Company, Ltd.
IDTN Leasing Corporation
Industrial Training Systems Corporation
IntelliChoice, Inc.
Intertec Market Reports, Inc.
Intertec Presentations, Inc.

Intertec Publishing Corporation

K-III HPC, Inc.
K-III Prime Corporation
Kitplanes Acquisition Company
Law Enforcement Television Network, Inc.
Lifetime Learning Systems, Inc.
Little Rock Apartment Guide, Inc.
Lockert Jackson & Associates, Inc.
Low Rider Publishing Group, Inc.
McMullen Argus Publishing, Inc.
Memphis Apartment Guide, Inc.
Musical America Publishing, Inc.
Nelson Information, Inc.
Pictorial, Inc.
Plaza Communications, Inc.
PRIMEDIA Holdings III Inc.
PRIMEDIA Information Inc.
PRIMEDIA Magazines Inc.
PRIMEDIA Magazines Finance Inc.
PRIMEDIA Reference Inc.
PRIMEDIA Special Interest Publications Inc.
PRIMEDIA Workplace Learning, Inc.
QWIZ, Inc.
R.E.R. Publishing Corporation
RetailVision, Inc.
Southwest Art, Inc.
Straight Down, Inc.
Symbol of Excellence Publishers, Inc.
Tel-A-Train, Inc.
The Virtual Flyshop, Inc.
TI-IN Acquisition Corporation
Vegetarian Times, Inc.
Weekly Reader Corporation
Westcott Communications Michigan, Inc.
Westcott ECI, Inc.
Western Empire Publications, Inc.

By:        /s/ BEVERLY C. CHELL
           --------------------------------------
                     (Beverly C. Chell)
                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 30, 1998.

                    SIGNATURES                                                  TITLE
---------------------------------------------------  ------------------------------------------------------------


          /s/ WILLIAM F. REILLY                      Chairman and Director (Principal Executive Officer)
 ...................................................
                (William F. Reilly)

        /s/ CHARLES G. MCCURDY                       Vice Chairman, Chief Financial Officer and Director
 ...................................................    (Principal Financial Officer)
               (Charles G. McCurdy)

          /s/ BEVERLY C. CHELL                       Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

         /s/ CURTIS A. THOMPSON                      Vice President (Principal Accounting Officer)
 ...................................................
               (Curtis A. Thompson)

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                   BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                        END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS        PERIOD
--------------------------------------------------  ------------   ----------     ----------   -----------   --------------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 15,418      $ 20,904        $    850(1) $   (21,982)(3)  $      10,521
                                                                                    $  1,732(2)
                                                                                    $ (6,401)(4)
  Allowance for sales returns
    and rebates...................................    $ 24,098      $ 83,438        $ (3,378)(4) $   (77,149)(3)  $      27,009
Inventory
  Allowance for obsolescence......................    $  8,703      $  5,674        $    218(2) $    (4,837)(3)  $       2,482
                                                                                    $ (7,276)(4)

Accumulated amortization
  Goodwill........................................    $ 82,763      $ 29,024        $(17,026)(4) $       (26)(3)  $      94,735

  Other intangibles...............................    $814,061      $110,799        $(282,911)(4) $       (87)(3)  $     641,862

  Deferred financing costs........................    $  9,794      $  3,071        $     --   $    (7,772)(3)  $       5,093

  Deferred wiring and
    installation costs............................    $ 12,850      $  7,008        $     (7)(4) $    (1,133)(3)  $      18,718

  Prepublication and programming costs............    $  7,968      $  4,491        $ (3,489)(4) $    (2,127)(3)  $       6,843
  Direct-response advertising
    costs.........................................    $ 70,661      $ 42,659        $(49,320)(4) $   (10,160)(3)  $      53,840

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

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                  BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                       END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------------  ------------   ----------     ----------   ------------   ----------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 14,364      $ 21,438        $   62(1)   $(21,069)(3)   $  15,418
                                                                                    $  970(2)
                                                                                    $ (347)(4)
  Allowance for sales returns and
    rebates.......................................    $ 23,015      $ 79,819        $   --      $(78,736)(3)   $  24,098
Inventory
  Allowance for obsolescence......................    $  7,129      $  4,423        $  279(2)   $ (3,128)(3)   $   8,703

Accumulated amortization
  Goodwill........................................    $ 66,889      $ 23,576        $ (640)(4)  $ (7,062)(3)   $  82,763

  Other intangibles...............................    $695,504      $122,140        $(2,932)(4)  $   (651)(3)  $ 814,061

  Deferred financing costs........................    $  8,139      $  3,662        $   --      $ (2,007)(3)   $   9,794

  Deferred wiring and
    installation costs............................    $  7,163      $  6,753        $   --      $ (1,066)(3)   $  12,850

  Prepublication and programming costs............    $  4,121      $  5,963        $   --      $ (2,116)(3)   $   7,968

  Direct-response advertising costs...............    $ 29,569      $ 41,481        $   --      $   (389)(3)   $  70,661

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

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                     END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------  ------------   ----------     ----------   ----------   ----------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 13,482      $ 19,276       $ 1,195(1)   $(20,526)(3)  $  14,364
                                                                                   $   937(2)
  Allowance for sales returns and
    rebates.......................................    $ 23,543      $ 80,859       $   663(2)   $(82,072)(3)  $  23,015
                                                                                   $    22(2)
Inventory
  Allowance for obsolescence......................    $  5,138      $  2,662       $   622(1)   $ (1,463)(3)  $   7,129
                                                                                   $   170(2)
Accumulated amortization
  Goodwill........................................    $ 29,312      $ 37,572       $     5(2)   $     --     $  66,889

  Other intangibles...............................    $573,230      $122,609       $    --      $   (335)(3)  $ 695,504

  Deferred financing costs........................    $  5,004      $  3,135       $    --      $     --     $   8,139

  Deferred wiring and
    installation costs............................    $  1,413      $  6,334       $    --      $   (584)(3)  $   7,163

  Prepublication and programming costs............    $  6,732      $  1,954       $    --      $ (4,565)(3)  $   4,121

  Direct-response advertising costs...............    $  3,126      $ 28,774       $    --      $ (2,331)(3)  $  29,569

------------------------
Notes:

(1) Increases in related valuation account result from acquisitions.

(2) Increases in related valuation account result from the recovery of amounts previously written off.

(3) Deductions from related valuation account result from write-offs and actual returns.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated operations, consolidated cash flows and shareholders' equity (deficiency) for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 27, 1998 (February 17, 1998 as to Note 25); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PRIMEDIA Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
January 27, 1998
(February 17, 1998 as to Note 25)