Form 10-Q
period 1998-03-31
PRIMEDIA INC
filed 1998-05-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For Quarter Ended: March 31, 1998


                         Commission file number: 1-11106


                                  PRIMEDIA Inc.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-3647573

-------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                      745 Fifth Avenue, New York, New York
                      ------------------------------------
                    (Address of principal executive offices)

                                      10151
                                      -----
                                   (Zip Code)

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

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1998: 145,843,700

                                   PRIMEDIA Inc.

                                       INDEX
                                       -----

                                                                        PAGE
                                                                       ------
Part I.  Financial Information

     Item 1.   Financial Statements
     -------
               Condensed Consolidated Balance Sheets
               (Unaudited) as of December 31, 1997 and
               March 31, 1998                                               2

               Condensed Statements of Consolidated
               Operations (Unaudited) for the three months
               ended March 31, 1997 and 1998                                3

               Condensed Statements of Consolidated
               Cash Flows (Unaudited) for the three months
               ended March 31, 1997 and 1998                                4

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                          5-10


     Item 2.   Management's Discussion and Analysis of
     -------   Financial Condition and Results of Operations            11-18

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk  19
     -------


Part II.   Other Information:  None



Signatures                                                                 20

                           PRIMEDIA INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                          December 31,                     March 31,
                                                                              1997                            1998
                                                                         -------------                   ------------
                                                                         (dollars in thousands, except per share
                                                                                          amounts)

ASSETS
Current assets:
      Cash and cash equivalents                                      $         22,978                $         29,566
      Accounts receivable, net                                                199,289                         212,215
      Inventories, net                                                         27,597                          28,946
      Net assets held for sale                                                 38,665                          38,605
      Prepaid expenses and other                                               33,971                          32,260
                                                                     ----------------                ----------------
      Total current assets                                                    322,500                         341,592


Property and equipment, net                                                   116,361                         115,732
Other intangible assets, net                                                  660,268                         732,986
Excess of purchase price over net assets
      acquired, net                                                         1,111,785                       1,200,806
Deferred income tax assets, net                                               176,200                         176,200
Other non-current assets                                                       98,876                         112,181
                                                                     ----------------                ----------------
                                                                     $      2,485,990                $      2,679,497
                                                                     ================                ================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable                                               $         95,546                $         77,533
      Accrued interest payable                                                 13,622                          12,153
      Accrued expenses and other                                              204,770                         177,086
      Deferred revenues                                                       140,474                         149,150
      Current maturities of long-term debt                                     14,333                          14,333
                                                                     ----------------                ----------------
      Total current liabilities                                               468,745                         430,255
                                                                     ----------------                ----------------
Long-term debt                                                              1,656,541                       1,640,335
                                                                     ----------------                ----------------
Other non-current liabilities                                                  48,271                          46,167
                                                                     ----------------                ----------------
Exchangeable preferred stock                                                  470,280                         557,430
                                                                     ----------------                ----------------
Common stock subject to redemption ($.01 par value, 402,650
      shares and 360,319 shares outstanding at December 31,
      1997 and March 31, 1998, respectively)                                    4,376                           4,729
                                                                     ----------------                ----------------
Shareholders' equity (deficiency):
      Common stock ($.01 par value, 129,797,078 shares and
      145,481,220 shares outstanding at December 31, 1997 and
      March 31, 1998, respectively)                                             1,298                           1,455
      Additional paid-in capital                                              780,191                         978,129
      Accumulated deficit                                                    (929,011)                       (962,228)
      Accumulated other comprehensive loss                                     (1,543)                         (1,422)
      Common stock in treasury, at cost (1,048,600 shares and 1,218,600
      shares at December 31, 1997 and March 31, 1998, respectively)           (13,158)                        (15,353)
                                                                     ----------------                ----------------

      Total shareholders' equity (deficiency)                                (162,223)                            581
                                                                     ----------------                ----------------

                                                                     $      2,485,990                $      2,679,497
                                                                     ================                ================


                      See notes to condensed consolidated financial statements.

                                PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                1997                     1998
                                                                              -------                  -------
                                                                      (dollars in thousands, except per share amounts)

Sales, net:
      Specialty Magazines                                              $        174,113          $        194,229
      Education                                                                 113,868                    78,262
      Information                                                                64,310                    72,495
                                                                       ----------------          ----------------
Total sales, net                                                                352,291                   344,986

Operating costs and expenses:
      Cost of goods sold                                                         80,098                    81,440
      Marketing and selling                                                      70,202                    60,524
      Distribution, circulation and fulfillment                                  63,387                    63,126
      Editorial                                                                  29,310                    32,599
      Other general expenses                                                     42,503                    36,032
      Corporate administrative expenses                                           6,750                     6,377
      Depreciation and amortization of prepublication
         costs, property and equipment                                            9,839                     9,155
      Amortization of intangible assets, excess of
         purchase price over net assets acquired and other                       29,724                    31,451
                                                                       ----------------          ----------------
Operating income                                                                 20,478                    24,282

Other income (expense):
      Interest expense                                                          (34,341)                  (33,421)
      Amortization of deferred financing costs                                     (842)                     (752)
      Other, net                                                                    474                       159
                                                                       ----------------          ----------------

Loss before income tax benefit and extraordinary charge                         (14,231)                   (9,732)

Income tax benefit - carryback claim                                              1,685                         -
                                                                       ----------------          ----------------
Loss before extraordinary charge                                                (12,546)                   (9,732)

Extraordinary charge - extinguishment of debt                                    (1,554)                        -
                                                                       ----------------          ----------------

Net loss                                                                        (14,100)                   (9,732)

Preferred stock dividends:
      Cash                                                                       (7,875)                  (14,344)
      Non-cash dividends in kind                                                 (4,451)                        -
      Series B Preferred Stock redemption premium                                     -                    (9,141)
                                                                       ----------------          ----------------

Loss applicable to common shareholders                                 $        (26,426)         $        (33,217)
                                                                       ================          ================


Basic and diluted loss applicable to common shareholders per common share:
Loss before extraordinary charge                                       $          (0.19)         $          (0.25)
Extraordinary charge                                                              (0.01)                        -
                                                                       ----------------          ----------------
Net loss                                                               $          (0.20)         $          (0.25)
                                                                       ================          ================


Basic and diluted common shares outstanding                                 129,114,344               134,686,401
                                                                       ================          ================


                   See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                  1997                             1998
                                                                                --------                        ---------
                                                                                          (dollars in thousands)
Operating activities:
      Net loss                                                          $        (14,100)               $         (9,732)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation, amortization and other                                  40,405                          41,358
            Accretion of discount on acquisition obligation,
               distribution advance and other                                      1,653                           1,672
            Extraordinary charge - extinguishment of debt                          1,554                               -
            Other, net                                                               (95)                            (60)

         Changes in operating assets and liabilities:
         (Increase)Decrease in:
            Accounts receivable, net                                              13,714                          (3,947)
            Inventories, net                                                       1,408                          (1,223)
            Prepaid expenses and other                                            (9,847)                         (3,165)
         Increase (Decrease) in:
            Accounts payable                                                     (22,903)                        (18,881)
            Accrued interest payable                                               2,363                          (1,469)
            Accrued expenses and other                                           (12,745)                        (22,759)
            Deferred revenues                                                     (8,934)                         (1,021)
            Other non-current liabilities                                            (34)                            (86)
                                                                        ----------------                ----------------
            Net cash used in operating activities                                 (7,561)                        (19,313)
                                                                        ----------------                ----------------

Investing activities:
      Additions to property, equipment and other, net                             (6,988)                         (5,917)
      Proceeds from sales of businesses                                                -                             750
      Payments for businesses acquired                                           (66,435)                       (200,151)
      Investments in joint ventures                                                    -                          (3,655)
                                                                        ----------------                ----------------
            Net cash used in investing activities                                (73,423)                       (208,973)
                                                                        ----------------                ----------------

Financing activities:
      Borrowings under credit agreements                                         174,442                         362,946
      Repayments of borrowings under credit agreements                           (70,950)                       (628,900)
      Proceeds from issuances of common stock, net of redemptions                    975                         201,026
      Purchases of 10 5/8% Senior Notes                                          (21,891)                              -
      Redemption of Series B Preferred Stock                                           -                        (166,739)
      Proceeds from issuance of 7 5/8% Senior Notes, net of discount                   -                         248,562
      Proceeds from the issuance of Series G Preferred Stock,
         net of issuance costs                                                         -                         242,608
      Purchases of common stock for the treasury                                       -                          (2,195)
      Dividends paid to preferred stock shareholders                              (7,875)                        (16,099)
      Deferred financing costs paid                                                  (83)                         (5,352)
      Other                                                                          284                            (983)
                                                                        ----------------                ----------------
            Net cash provided by financing activities                             74,902                         234,874
                                                                        ----------------                ----------------

Increase (decrease) in cash and cash equivalents                                  (6,082)                          6,588
Cash and cash equivalents, beginning of period                                    36,655                          22,978
                                                                        ----------------                ----------------
Cash and cash equivalents, end of period                                $         30,573                $         29,566
                                                                        ================                ================
Supplemental information:
      Cash interest paid                                                $         30,001                $         32,874
                                                                        ================                ================


                  See notes to condensed consolidated financial statements.

                                  PRIMEDIA Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (dollars in thousands, except per share amounts)


1.       Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the current period. The operating results for the three-month periods ended March 31 is not necessarily indicative of the results that may be expected for a full year.

The Company's operations have been organized into three business segments: specialty magazines, education and information. In 1998, the Company reclassified PRIMEDIA Reference from the information segment to the education segment and has restated prior periods accordingly. The Company's management believes that the education segment is more reflective of the focus of the PRIMEDIA Reference products.


In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (see Note 11). In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's previous accounting policy, internal use software costs, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements for the three-months ended March 31, 1998.

2.       Acquisitions and Joint Ventures


During the three-month period ended March 31, 1998, the Company completed several acquisitions which were financed through borrowings under the Company's credit agreements. On March 19, 1998, the Company acquired the Cowles Enthusiast Media and Cowles Business Media divisions (collectively "Cowles") of Cowles Media Company from McClatchy Newspapers, Inc. This acquisition includes 25 enthusiast magazines, 11 technical and trade magazines and 15 trade shows. In addition, the Company made two product-line acquisitions in the specialty magazines segment and one in the information segment. Cash payments for these acquisitions on an aggregate basis approximated $200,000 (net of liabilities assumed of approximately $24,000) including certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $96,000.

The preliminary purchase cost allocations for the 1998 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 1998; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1997, they would not have had a material impact on the results of operations for the three-month periods ended March 31, 1997 and 1998.


In the first quarter of 1998, the Company created PRIMEDIA Ventures, a fund to invest in early-stage Internet companies and other technology opportunities such as commerce services, enterprise software applications and advertising-related technologies. Its first investment related to an on-line wedding gift registry service. In addition, the Company entered into a joint venture in China to publish trade magazines in Chinese language editions.


3.        Divestitures and Net Assets Held for Sale

As part of its strategy to focus on areas of its business that have the greatest potential for growth, during 1996 and 1997, the Company decided to divest the following non-core business units: Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Krames Communications Incorporated ("Krames"), Stagebill, Intertec Mailing Services and New Woman which have been divested and The Daily Racing Form which is currently being held for sale.


During the first quarter of 1998, the company decided to divest Nelson Information, Inc. ("Nelson"), and certain enthusiast titles, some of which have already been sold. In addition, the Company decided to discontinue the Funk and Wagnalls' products. The aforementioned divestitures and product discontinuations, as well as the units held for sale are collectively referred to as Non-Core Businesses.


The remaining planned divestitures of The Daily Racing Form and Nelson are expected to be completed during 1998 (see Note 12). The net assets of these properties have been recorded at net realizable value as net assets held for sale on the accompanying condensed consolidated balance sheet at March 31, 1998.

Total sales for the Non-Core Businesses were $76,597 and $16,463 for the three-month periods ended March 31, 1997 and 1998, respectively. Operating income (loss) for the Non-Core Businesses was $(1,054) and $1,753 for the three-month periods ended March 31, 1997 and 1998, respectively.

4.       $9.20 Series E Exchangeable Preferred Stock Exchange Offer

On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share. On February 17, 1998, the Company exchanged the Series E Preferred Stock for 1,250,000 shares of $9.20 Series F Exchangeable
Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock will accrue and will be cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock. The Series E / Series F Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of unamortized issuance costs) of $120,504 and $120,135 at December 31, 1997 and March 31, 1998, respectively.



5.       Private Offering

$8.625 Series G Exchangeable Preferred Stock

On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock are cumulative and payable quarterly, in cash, commencing July 1, 1998. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125 million of the aggregate liquidation preference of the Series G Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date subject to certain other restrictions. On or after April 1, 2003, the Series G Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006 plus accrued and unpaid dividends. The Company is required to redeem the Series G Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series G Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class G Subordinated Exchange Debentures due 2010. The Series G Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of discount and unamortized issuance costs) of $242,708 at March 31, 1998.

7 5/8% Senior Notes due 2008

On February 17, 1998, the Company completed a private offering of $250,000 7 5/8% Senior Notes due 2008, ("7 5/8% Senior Notes"). The 7 5/8% Senior Notes were issued at 99.425%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund. Interest on the 7 5/8% Senior Notes is payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. The 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest. The 7 5/8% Senior Notes are recorded on the accompanying condensed consolidated balance sheet at their aggregate redemption value (net of discount) of $248,570 at March 31, 1998.


Net proceeds from these private offerings were used to redeem the $11.625 Series B Exchangeable Preferred Stock ("Series B Preferred Stock") (see Note 9) and to repay borrowings outstanding under the Bank Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions.


6.       Related Party Transactions

On March 18, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co. ("KKR"), purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (the "KKR Fund Investment"). The net proceeds (after issuance costs) from the KKR Fund Investment were used to repay borrowings outstanding under the Bank Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions.



7.       Inventories, net:


Inventories consist of the following:

                                            December 31,             March 31,
                                                1997                   1998
                                          ----------------       ---------------

Finished goods                            $         12,271      $        10,112
Work in process                                      3,314                  213
Raw materials                                       14,494               20,975
                                          ----------------      ---------------
                                                    30,079               31,300
Less allowance for obsolescence                      2,482                2,354
                                          ----------------      ---------------
                                          $         27,597      $        28,946
                                          ================     ================




8.       Long-term debt

Long-term debt consists of the following:

                                            December 31,             March 31,
                                                1997                   1998
                                          ----------------       ---------------

Borrowings under Bank Credit Facilities   $      1,218,101       $      952,147


10 1/4% Senior Notes due 2004                      100,000              100,000
8 1/2% Senior Notes due 2006                       298,902              298,926
7 5/8% Senior Notes due 2008(see Note 5)                 -              248,570
                                          ----------------       --------------
                                                 1,617,003            1,599,643
Acquisition obligation payable                      53,871               55,025
                                          ----------------       --------------
                                                 1,670,874            1,654,668
Less current portion                                14,333               14,333
                                          ----------------       --------------
                                          $      1,656,541       $    1,640,335
                                          ================       ==============



In July 1997, in order to hedge its interest rate risk, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. In the first quarter of 1998, the weighted average variable and weighted average fixed interest rates on these swap agreements were 5.8% and 6.3%, respectively.


9.       Exchangeable Preferred Stock

Exchangeable Preferred Stock consists of the following:

                                                         December 31,               March 31,
                                                              1997                     1998
                                                       ---------------          ----------------
$11.625 Series B Exchangeable Preferred Stock          $        155,281          $              -
$10.00 Series D Exchangeable Preferred Stock                    194,495                   194,587
$9.20 Series E/Series F Exchangeable Preferred Stock            120,504                   120,135
$8.625 Series G Exchangeable Preferred Stock                          -                   242,708
                                                       ----------------          ----------------
                                                       $        470,280          $        557,430
                                                       ================          ================



$11.625 Series B Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,576,036 shares of which were issued and outstanding at December 31, 1997. The liquidation and redemption value at December 31, 1997 was $157,604.

On March 20, 1998, the Company redeemed all outstanding shares of Series B Preferred Stock at a price of $105.80 per share, plus accrued and unpaid dividends, aggregating approximately $169,000 (see Note 5).


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at December 31, 1997 and March 31, 1998. The liquidation and redemption value at December 31, 1997 and March 31, 1998 was $200,000.

$9.20 Series E/Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value Series E/Series F Preferred Stock, all of which was issued and outstanding at December 31, 1997 and March 31, 1998. The liquidation and redemption value at December 31, 1997 and March 31, 1998 was $125,000 (see Note 4).

$8.625 Series G Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value Series G Preferred Stock, all of which was issued and outstanding at March 31, 1998. The liquidation and redemption value at March 31, 1998 was $250,000 (see Note 5).




10.      Loss per Common Share

Loss per share for the three-month periods ended March 31, 1997 and 1998 has been determined based on loss before extraordinary charge after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive. Previously reported loss per share amounts have been restated as required by the adoption of SFAS No. 128, "Earnings Per Share" which became effective beginning in the fourth quarter of 1997.

11.      Comprehensive Income


Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of this new accounting standard did not have a material effect on the consolidated financial statements of the Company.

Comprehensive loss for the three-months ended March 31, 1997 and 1998 is presented in the following table:

                                              March 31,              March 31,
                                                 1997                  1998
                                           -------------          ------------

Net loss                                  $     (14,100)          $     (9,732)
Other comprehensive income (loss):
Foreign currency translation adjustments           (281)                   121
                                          -------------           ------------
Total comprehensive loss                  $     (14,381)                (9,611)
                                          =============           ============



12. Subsequent Events

On April 3, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective with the Company's 1999 consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.


On April 20, 1998, the 364-day credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facility") expired. As a result, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under its Bank Credit Facilities. On April 23, 1998, the Company entered into a definitive stock purchase agreement to sell Nelson to Thomson Information Services Inc.

On May 11, 1998, the Company commenced an offer to exchange its 7 5/8% Senior Notes and its 2,500,000 shares of Series G Preferred Stock issued in the Private Offering (see Note 5) for a new series of $250,000 7 5/8% Senior Notes due 2008 ("New Notes") and 2,500,000 shares of $8.625 Series H Exchangeable Preferred Stock ("Series H Preferred Stock"), (the "Exchange Offer"). The Exchange Offer is valid through June 10, 1998. The terms of the New Notes and the Series H Preferred Stock are the same as the terms of the 7 5/8% Senior Notes and Series G Preferred Stock except that the New Notes and the Series H Preferred Stock have been registered under the Securities Act of 1933. The Series H Preferred Stock is exchangeable into 8.625% Class H Subordinated Exchange Debentures due 2010, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Interest on the New Notes shall accrue from the last interest payment date on which interest was paid or, if no interest has been paid, from the original issuance date of the 7 5/8% Senior Notes. Dividends on the Series H Preferred Stock will accrue and will be cumulative from the last dividend payment date on which dividends were paid on shares of the Series G Preferred Stock.


For the period from April 1, 1998 through May 12, 1998, the Company completed three product-line acquisitions in the specialty magazines and information segments. The aggregate purchase price for such acquisitions was approximately $93,000, all of which was financed through borrowings under the Company's Bank Credit Facilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." The following discussion and analysis of the Company's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company organizes its businesses into three segments: specialty magazines (specialty consumer magazines and technical and trade magazines), education (classroom learning and workplace learning) and information (consumer information and business information).

In 1998, the Company reclassified PRIMEDIA Reference from the information segment to the education segment and has restated prior periods accordingly. The Company's management believes that the education segment is more reflective of the focus of the PRIMEDIA Reference products.


Management believes a meaningful comparison of the results of operations for the three-months ended March 31, 1997 and 1998 is obtained by using the segment information. In addition, the Company presents results from "continuing businesses" which exclude the results of the Non-Core Businesses, ("Continuing Businesses"). The Non-Core Businesses include: (i) Krames, Katharine Gibbs, New Woman, Intertec Mailing Services, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Stagebill and certain enthusiast titles, which have been divested, (ii) The Daily Racing Form and Nelson, which are being held for sale and (iii) the Funk and Wagnalls' products and certain enthusiast titles, which are being discontinued. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.

                                            PRIMEDIA INC.
                             Unaudited Results of Consolidated Operations
                                        (dollars in thousands)


                                                                         Three Months Ended
                                                                             March 31,
                                                                    1997                   1998
                                                              ----------------       ----------------

Sales, Net:
      Continuing Businesses:
         Specialty Magazines                                  $      161,107         $      193,043
         Education                                                    65,679                 77,650
         Information                                                  48,908                 57,830
                                                              --------------         --------------
            Subtotal                                                 275,694                328,523
      Non-Core Businesses                                             76,597                 16,463
                                                              --------------         --------------
            Total                                             $      352,291         $      344,986
                                                              ==============         ==============

Operating Income (Loss):
      Continuing Businesses:
         Specialty Magazines                                  $       19,254         $       17,663
         Education                                                     5,767                  4,760
         Information                                                   2,909                  6,641
         Corporate                                                    (6,398)                (6,535)
                                                              --------------         --------------
            Subtotal                                                  21,532                 22,529
      Non-Core Businesses                                             (1,054)                 1,753
                                                              --------------         --------------
            Total                                                     20,478                 24,282


Other Income (Expense):

      Interest expense                                               (34,341)               (33,421)
      Amortization of deferred financing and
         organizational costs                                           (842)                  (752)
      Other, net                                                         474                    159
                                                              --------------         --------------
Loss before income tax benefit and extraordinary
         charge                                                      (14,231)                (9,732)
Income tax benefit - carryback claim                                   1,685                      -
                                                              --------------         --------------
Loss before extraordinary charge                                     (12,546)                (9,732)
Extraordinary charge - extinguishment of debt                         (1,554)                     -
                                                              ==============         ==============
Net loss                                                      $      (14,100)        $       (9,732)
                                                              ==============         ==============


RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:

Consolidated Results:
Sales from Continuing Businesses increased 19.2% to $328,523 in the first quarter of 1998 from $275,694 in 1997, due to sales increases in all segments. Sales as reported , including the Non-Core Businesses, decreased by 2.1% in the first quarter of 1998 as compared to the same period in 1997.

Operating income from Continuing Businesses increased 4.6% to $22,529 during the first quarter of 1998 from $21,532 during the same period in 1997. This increase was primarily attributable to the sales growth which was partially offset by increased goodwill and other intangible amortization expense resulting from acquisitions. Operating income as reported, including the Non-Core Businesses, increased by 18.6% in the first quarter of 1998 as compared to the same period in 1997.

Interest expense decreased by $920 or 2.7% during the first quarter of 1998, reflecting the Company's replacement of its higher interest rate debt.

The loss before income tax benefit and extraordinary charge decreased by $4,499 to $9,732 during the first quarter of 1998 compared to $14,231 during 1997. This decrease is primarily attributable to the operating income growth.

The extraordinary charge in the first quarter of 1997 reflects the write-off of deferred financing costs and an interest premium associated with the redemption of a portion of the Company's 10 5/8% Senior Notes.

Specialty Magazines:


Results from Continuing Businesses exclude New Woman, Stagebill, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued. Sales from Continuing Businesses increased 19.8% to $193,043 during the first quarter of 1998 from $161,107 during the same period in 1997, due largely to the change at Soap Opera digest from a bi-weekly to a weekly magazine, advertising and circulation growth at Seventeen as well as advertising growth at various specialty consumer and technical and trade magazines which aggregated approximately $14,000. Acquisitions such as Park Avenue Publishing, Plaza Communications, Cardinal Business Media, Lapidary Journal and Cowles also contributed approximately $18,000 to the sales growth.

Operating income from Continuing Businesses decreased 8.3% to $17,663 during the first quarter of 1998 from $19,254 during the same period in 1997, due primarily to increased goodwill and other intangible amortization expense resulting from acquisitions as well as the Soap Opera Digest frequency change.


Education:

Results from Continuing Businesses exclude Krames, Katharine Gibbs and Newbridge (excluding Films for the Humanities and Sciences). Sales from Continuing Businesses increased 18.2% to $77,650 during the first quarter of 1998 from $65,679 during the same period in 1997 primarily attributable to the acquisitions of Cover Concepts, QWIZ and Pictorial.

Operating income from Continuing Businesses decreased 17.5% to $4,760 during the first quarter of 1998 from $5,767 during the same period in 1997, due primarily to increased goodwill and other intangible amortization expense resulting from acquisitions.

Information:

Results from Continuing Businesses exclude The Daily Racing Form, the Funk and Wagnalls' products and Nelson. Sales from Continuing Businesses increased 18.2% to $57,830 during the first quarter of 1998 from $48,908 during the same period in 1997. This increase is primarily attributable to advertising growth at the apartment guides approximating $6,500 as well as strong growth at Bacon's.

Operating income from Continuing Businesses increased to $6,641 during the first quarter of 1998 from $2,909 during the same period in 1997, due largely to the strong sales growth.

Non-Core Businesses:

Sales from Non-Core Businesses declined 78.5% to $16,463 during the first quarter of 1998 from $76,597 during the same period in 1997. Most of this decline resulted from the divestitures of certain Non-Core Businesses during the second half of 1997.

Operating income from Non-Core Businesses increased to $1,753 during the first quarter of 1998 from an operating loss of $1,054 during the same period in 1997, largely attributable to the divestitures of underperforming businesses such as Newbridge (excluding Films for the Humanities and Sciences), New Woman and Stagebill in the second half of 1997.

Liquidity and Capital Resources

Consolidated working capital deficiency including net assets held for sale and current maturities of long-term debt was $88,663 at March 31, 1998 as compared to $146,245 at December 31, 1997. Consolidated working capital deficiency reflects the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

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

                                                                         Three Months Ended
                                                                             March 31,
                                                                    1997                   1998
                                                              ----------------       ----------------

EBITDA:
      Continuing Businesses:
         Specialty Magazines                                  $       31,914         $        33,506
         Education                                                    20,680                  23,374
         Information                                                  10,350                  12,557
         Corporate                                                    (6,750)                 (6,377)
                                                              --------------         ---------------
            Subtotal                                                  56,194                  63,060
      Non-Core Businesses                                              3,847                   1,828
                                                              --------------         ---------------
            Total                                             $       60,041         $        64,888
                                                              ==============         ===============

Net Cash Provided by (Used in) Operating Activities:
      Continuing Businesses:
         Specialty Magazines                                  $       19,842         $        11,183
         Education                                                     4,031                   4,991
         Information                                                  11,409                  10,515
         Corporate                                                   (38,832)                (47,605)
                                                              --------------         ---------------
            Subtotal                                                  (3,550)                (20,916)
      Non-Core Businesses                                             (4,011)                  1,603
                                                              --------------         ---------------
            Total                                             $       (7,561)        $       (19,313)
                                                              ==============         ===============

Net Cash Provided by (Used in) Investing Activities:
      Continuing Businesses:
         Specialty Magazines                                  $      (42,694)        $      (185,504)
         Education                                                   (18,936)                 (6,424)
         Information                                                  (8,905)                (15,112)
         Corporate                                                      (338)                 (2,322)
                                                              --------------         ---------------
            Subtotal                                                 (70,873)               (209,362)
      Non-Core Businesses                                             (2,550)                    389
                                                              --------------         ---------------
            Total                                             $      (73,423)        $      (208,973)
                                                              ==============         ===============

Net Cash Provided by (Used in) Financing Activities:
      Continuing Businesses:
         Specialty Magazines                                  $          (14)        $        (1,545)
         Education                                                      (255)                   (881)
         Information                                                     (32)                   (221)
         Corporate                                                    74,662                 237,521
                                                              --------------         ---------------
            Subtotal                                                  74,361                 234,874
      Non-Core Businesses                                                541                       -
                                                              --------------         ---------------
            Total                                             $       74,902         $       234,874
                                                              ==============         ===============



EBITDA from Continuing Businesses increased by 12.2% to $63,060 in the three months ended March 31, 1998 over 1997 mainly as a result of growth in all segments attributable to existing operations and product acquisitions. EBITDA from Continuing Businesses in the specialty magazines segment increased 5.0% to $33,506 primarily due to strong organic advertising and circulation revenue growth and certain acquisitions, partially offset by reduced margins at Soap Opera Digest due to the change from a bi-weekly to a weekly magazine. EBITDA from Continuing Businesses in the education segment increased 13.0% to $23,374 largely attributable to certain product line acquisitions. EBITDA from Continuing Businesses in the information segment increased 21.3% to $12,557 due to increases in advertising revenue at the apartment guides and sales growth at Bacon's. EBITDA from the Non-Core Businesses declined 52.5% to $1,828 primarily as a result of the timing of divestitures most of which occurred in the second half of 1997.

Net cash used in  operating  activities,  as  reported,  during the three months ended March 31, 1998, after interest payments of $32,874, was $19,313, a decrease of $11,752 over the same 1997 period, due primarily to an increase in accounts receivable. Net capital expenditures were $5,917 during the three months ended March 31, 1998 which was a decrease of $1,071 from the 1997 period due to the timing of divestitures most of which occurred in the second half of 1997. Payments for acquisitions of $200,151 were made during the three months ended March 31, 1998 primarily for the Cowles acquisition and including certain immaterial purchase price adjustments relating to previous acquisitions. Net cash provided by financing activities, as reported, during the three months ended March 31, 1998 was $234,874 as compared to $74,902 in the same 1997 period. The increase was primarily attributable to increased borrowings associated with acquisitions.


Financing Arrangements

In July 1997, in order to hedge its interest rate risk, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. In the first quarter of 1998, the weighted average variable and weighted average fixed interest rates on these swap agreements were 5.8% and 6.3%, respectively.

On September 26, 1997, the Company completed a private offering of 1,250,000 shares of Series E Preferred Stock at $100 per share. On February 17, 1998, the Company exchanged the Series E Preferred Stock for 1,250,000 shares of Series F Preferred Stock. The terms of the Series F Preferred Stock are the same as the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock will accrue and will be cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock.

On February 17, 1998, the Company completed a private offering of 2,500,000 shares of Series G Preferred Stock at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock are cumulative and payable quarterly, in cash, commencing July 1, 1998. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125 million of the aggregate liquidation preference of the Series G Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date subject to certain other restrictions. On or after April 1, 2003, the Series G Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series G Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series G Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class G Subordinated Exchange Debentures due 2010.

On February 17, 1998, the Company completed a private offering of $250,000 7 5/8% Senior Notes. The 7 5/8% Senior Notes were issued at 99.425%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund. Interest on the 7 5/8% Senior Notes is payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. The 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest.

Net proceeds from these private offerings were used to redeem the Series B Preferred Stock and to repay borrowings outstanding under the Bank Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions.


On March 18, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with KKR, purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000. The net proceeds (after issuance costs) from the KKR Fund Investment were used to repay borrowings outstanding under the Bank Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions.


Recent Developments


On April 3, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective with the Company's 1999 consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

On April 20, 1998, the New Credit Facility expired. As a result, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under its Bank Credit Facilities.


On April 23, 1998, the Company entered into a definitive stock purchase agreement to sell Nelson to Thomson Information Services Inc.

On May 11, 1998, the Company commenced an offer to exchange its 7 5/8% Senior Notes and its 2,500,000 shares of Series G Preferred Stock issued in the Private Offering for $250,000 of New Notes and 2,500,000 shares of Series H Preferred Stock. The exchange offer is valid through June 10, 1998. The terms of the New Notes and the Series H Preferred Stock are the same as the terms of the 7 5/8% Senior Notes and Series G Preferred Stock except that the New Notes and the Series H Preferred Stock have been registered under the Securities Act of 1933. The Series H Preferred Stock is exchangeable into 8.625% Class H Subordinated Exchange Debentures due 2010, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Interest on the New Notes shall accrue from the last interest payment date on which interest was paid or, if no interest has been paid, from the original issuance date of the 7 5/8% Senior Notes. Dividends on the Series H Preferred Stock will accrue and will be cumulative from the last dividend payment date on which dividends were paid on shares of the Series G Preferred Stock.

For the period from April 1, 1998 through May 12, 1998, the Company completed three product-line acquisitions in the specialty magazines and information segments. The aggregate purchase price for such acquisitions was approximately $93,000, all of which was financed through borrowings under the Company's Bank Credit Facilities.





Impact of Inflation


The impact of inflation was immaterial during 1997 and through the first quarter of 1998. Paper prices declined through the first six months of 1997. Moderate paper price increases occurred in July 1997 and in January 1998 for most of the grades of paper used by the Company. In the first three months of 1998, paper costs represented approximately 9.0% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.


Forward-Looking Information

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events will occur which can affect the Company's results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)





Date:     May 14, 1998                       /s/  William F. Reilly
          ------------       --------------------------------------------------
                                                  (Signature)
                                Chairman, Chief Executive Officer and Director
                                          (Principal Executive Officer)






Date:     May 14, 1998                     /s/  Curtis A. Thompson
          ------------       --------------------------------------------------
                                                 (Signature)
                                         Vice President and Controller
                                         (Principal Accounting Officer)