Form 10-Q
period 1998-06-30
PRIMEDIA INC
filed 1998-08-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For Quarter Ended: June 30, 1998


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


Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1998: 145,400,960

                                  PRIMEDIA Inc.

                                      INDEX


                                                                        PAGE

Part I.  Financial Information

 Item 1.   Financial Statements
--------
           Condensed Consolidated Balance Sheets
           (Unaudited) as of December 31, 1997 and
           June 30, 1998
                                                                            2
           Condensed Statements of Consolidated
           Operations (Unaudited) for the six months
           ended June 30, 1997 and 1998                                     3

           Condensed Statements of Consolidated
           Operations (Unaudited) for the three months
           ended June 30, 1997 and 1998                                     4

           Condensed Statements of Consolidated
           Cash Flows (Unaudited) for the six months
           ended June 30, 1997 and 1998                                     5

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                              6-12

 Item 2.   Management's Discussion and Analysis of
 -------   Financial Condition and Results of Operations                13-22

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk      23
--------
 Item 4.   Submission of Matters to a Vote of Security Holders             24
--------

Part II.   Other Information:  None


Signatures                                                                 25

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                         December 31,                June 30,
                                                                             1997                      1998
                                                                        -------------             -------------
                                                                     (dollars in thousands, except per share amounts)

ASSETS
Current assets:
  Cash and cash equivalents                                             $     22,978              $     20,863
  Accounts receivable, net                                                   199,289                   206,211
  Inventories, net                                                            27,597                    36,786
  Net assets held for sale                                                    38,665                    23,900
  Prepaid expenses and other                                                  33,971                    38,489
                                                                        -------------             -------------
     Total current assets                                                    322,500                   326,249

Property and equipment, net                                                  116,361                   121,135
Other intangible assets, net                                                 660,268                   781,792
Excess of purchase price over net assets acquired, net                     1,111,785                 1,261,008
Deferred income tax asset, net                                               176,200                   176,200
Other non-current assets                                                      98,876                   112,824
                                                                        -------------             -------------
                                                                        $  2,485,990              $  2,779,208
                                                                        =============             =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
  Current liabilities:
  Accounts payable                                                      $     95,546              $     76,832
  Accrued interest payable                                                    13,622                    21,462
  Accrued expenses and other                                                 204,770                   201,615
  Deferred revenues                                                          140,474                   170,506
  Current maturities of long-term debt                                        14,333                    22,167
                                                                        -------------             -------------
     Total current liabilities                                               468,745                   492,582
                                                                        -------------             -------------

Long-term debt                                                             1,656,541                 1,689,526
                                                                        -------------             -------------
Other non-current liabilities                                                 48,271                    61,637
                                                                        -------------             -------------
Exchangeable preferred stock                                                 470,280                   557,448
                                                                        -------------             -------------
Common stock subject to redemption ($.01 par value,
  402,650 shares and 356,909 shares outstanding at December
  31, 1997 and June 30, 1998, respectively)                                    4,376                     4,274
                                                                        -------------             -------------
Shareholders' deficiency:
Common stock ($.01 par value, 129,797,078 shares and
  145,080,351 shares outstanding at December 31, 1997
  and June 30, 1998, respectively)                                             1,298                     1,451
  Additional paid-in capital                                                 780,191                   978,215
  Accumulated deficit                                                       (929,011)                 (982,655)
  Accumulated other comprehensive loss                                        (1,543)                   (1,557)
  Common stock in treasury, at cost (1,048,600 shares and 1,687,300
  shares at December 31, 1997 and June 30, 1998, respectively)               (13,158)                  (21,713)
                                                                        -------------             -------------

     Total shareholders' deficiency                                         (162,223)                  (26,259)
                                                                        -------------             -------------

                                                                        $  2,485,990              $  2,779,208
                                                                        =============             =============

            See notes to condensed consolidated financial statements.

                                 PRIMEDIA INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                   Six Months Ended
                                                                                        June 30,

                                                                               1997                     1998
                                                                               ----                     ----
                                                                      (dollars in thousands, except per share amounts)

Sales, net:
  Specialty Magazines                                                   $    363,477              $    441,574
  Education                                                                  221,355                   143,466
  Information                                                                136,221                   149,996
                                                                        -------------             -------------
Total sales, net                                                             721,053                   735,036

Operating costs and expenses:
  Cost of goods sold                                                         159,663                   170,624
  Marketing and selling                                                      138,718                   130,861
  Distribution, circulation and fulfillment                                  127,249                   128,710
  Editorial                                                                   59,677                    70,338
  Other general expenses                                                      80,839                    76,696
  Corporate administrative expenses                                           12,710                    13,222
  Depreciation and amortization of prepublication
     costs, property and equipment                                            18,224                    19,011
  Gain on the sale of business, net and other                                      -                    (1,849)
  Amortization of intangible assets, excess of purchase
     price over net assets acquired and other                                 63,977                    74,727
                                                                        -------------             -------------
Operating income                                                              59,996                    52,696

Other income (expense):
  Interest expense                                                           (68,963)                  (67,792)
  Amortization of deferred financing costs                                    (1,582)                   (1,585)
  Other, net                                                                      18                      (276)
                                                                        -------------             -------------

Loss before income tax benefit and extraordinary charge                      (10,531)                  (16,957)
Income tax benefit - carryback claim                                           1,685                         -
                                                                        -------------             -------------
Loss before extraordinary charge                                              (8,846)                  (16,957)
Extraordinary charge - extinguishment of debt                                (15,401)                        -
                                                                        -------------             -------------
Net loss                                                                     (24,247)                  (16,957)

Preferred stock dividends:
  Cash                                                                       (20,330)                  (27,546)
  Non-cash dividends in kind                                                  (4,451)                        -
  Series B Preferred Stock redemption premium                                      -                    (9,141)
                                                                        -------------             -------------
Loss applicable to common shareholders                                  $    (49,028)             $    (53,644)
                                                                        =============             =============

Basic and diluted loss applicable to common shareholders
  per common share:
  Loss before extraordinary charge                                      $       (.26)             $       (.38)
  Extraordinary charge                                                          (.12)                        -
                                                                        -------------             -------------
  Net loss                                                              $       (.38)             $       (.38)
                                                                        =============             =============

Basic and diluted common shares outstanding                              129,201,826               140,173,171
                                                                        =============             =============

                    See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                    Three Months Ended
                                                                                          June 30,

                                                                              1997                      1998
                                                                           ---------                 ---------
                                                                        (dollars in thousands, except per share amounts)
Sales, net:
  Specialty Magazines                                                   $    189,364              $    247,345
  Education                                                                  107,487                    65,204
  Information                                                                 71,911                    77,501
                                                                        -------------             -------------
Total sales, net                                                             368,762                   390,050

Operating costs and expenses:
  Cost of goods sold                                                          79,565                    89,184
  Marketing and selling                                                       68,516                    70,337
  Distribution, circulation and fulfillment                                   63,862                    65,584
  Editorial                                                                   30,367                    37,739
  Other general expenses                                                      38,336                    40,664
  Corporate administrative expenses                                            5,960                     6,845
  Depreciation and amortization of prepublication costs,
     property and equipment                                                    8,385                     9,856
  Gain on the sale of business, net and other                                      -                    (1,849)
  Amortization of intangible assets, excess of purchase
     price over net assets acquired and other                                 34,253                    43,276
                                                                        -------------             -------------

Operating income                                                              39,518                    28,414
Other expense:
  Interest expense                                                           (34,622)                  (34,371)
  Amortization of deferred financing costs                                      (740)                     (833)
  Other, net                                                                    (456)                     (435)
                                                                        -------------             -------------

Income (loss) before extraordinary charge                                      3,700                    (7,225)
Extraordinary charge - extinguishment of debt                                (13,847)                        -
                                                                        -------------             -------------
Net loss                                                                     (10,147)                   (7,225)

Preferred stock dividends:
  Cash                                                                       (12,455)                  (13,202)
                                                                        -------------             -------------
Loss applicable to common shareholders                                  $    (22,602)             $    (20,427)
                                                                        =============             =============

Basic and diluted loss applicable to common shareholders
  per common share:
  Loss before extraordinary charge                                      $       (.07)             $       (.14)
  Extraordinary charge                                                          (.11)                        -
                                                                        -------------             -------------
  Net loss                                                              $       (.18)             $       (.14)
                                                                        =============             =============

Basic and diluted common shares outstanding                              129,289,307               145,659,940
                                                                        =============             =============

            See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,

                                                                              1997                       1998
                                                                              ----                       ----
                                                                                   (dollars in thousands)

Operating activities:
  Net loss                                                              $    (24,247)             $    (16,957)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                            83,783                    95,323
     Gain on the sale of business, net and other                                   -                    (1,849)
     Accretion of discount on acquisition obligation, distribution
       advance and other                                                       3,305                     3,691
     Extraordinary charge - extinguishment of debt                            15,401                         -
     Other, net                                                                 (177)                      257
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable, net                                               22,515                    19,856
       Inventories, net                                                        1,130                    (4,705)
       Prepaid expenses and other                                            (11,333)                   (8,096)
     Increase (decrease) in:
       Accounts payable                                                      (29,085)                  (24,088)
       Accrued interest payable                                                  876                     7,840
       Accrued expenses and other                                            (16,185)                  (27,579)
       Deferred revenues                                                     (18,737)                  (13,918)
       Other non-current liabilities                                          (1,844)                   (1,543)
                                                                        -------------             -------------

        Net cash provided by operating activities                             25,402                    28,232
                                                                        -------------             -------------

Investing activities:
  Additions to property, equipment and other, net                            (14,603)                  (16,983)
  Proceeds from sales of businesses                                            5,423                    27,750
  Payments for businesses acquired                                          (142,291)                 (313,587)
  Investments in joint ventures                                                    -                    (3,655)
                                                                        -------------             -------------

        Net cash used in investing activities                               (151,471)                 (306,475)
                                                                        -------------             -------------

Financing activities:
  Borrowings under credit agreements                                         523,930                   520,265
  Repayments of borrowings under credit agreements                          (142,950)                 (727,400)
  Payments of acquisition obligation                                          (3,000)                   (3,000)
  Proceeds from issuances of common stock, net of redemptions                  2,203                   200,981
  Redemptions and purchases of 10 5/8% Senior Notes                         (242,787)                        -
  Redemption of Series B Preferred Stock                                           -                  (166,739)
  Proceeds from issuance of 7 5/8% Senior Notes, net of discount                   -                   248,562
  Proceeds from issuance of Series G Preferred Stock, net of
     issuance costs                                                                -                   242,299
  Purchases of common stock for the treasury                                       -                    (8,555)
  Dividends paid to preferred stock shareholders                             (20,330)                  (23,974)
  Deferred financing costs paid                                               (1,617)                   (5,269)
  Other                                                                          233                    (1,042)
                                                                        -------------             -------------

        Net cash provided by financing activities                            115,682                   276,128
                                                                        -------------             -------------

Decrease in cash and cash equivalents                                        (10,387)                   (2,115)
Cash and cash equivalents, beginning of period                                36,655                    22,978
                                                                        -------------             -------------
Cash and cash equivalents, end of period                                $     26,268              $     20,863
                                                                        =============             =============

Supplemental information:
  Cash interest paid                                                    $     67,060              $     58,578
                                                                        =============             =============

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

The Company's operations have been organized into three business segments: specialty magazines, education and information. In the first quarter of 1998, the Company reclassified PRIMEDIA Reference from the information segment to the education segment and has restated prior periods accordingly. The Company's management believes that the education segment is more reflective of the focus of the PRIMEDIA Reference products.

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (see Note 12). In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's previous accounting policy, internal use software costs, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SOP 98-1 resulted in an increase in operating income and a decrease in net loss of approximately $2,800 ($.02 per share) and approximately $4,100 ($.03 per share) for the three and six months ended June 30, 1998, respectively.

On April 3, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective with the Company's 1999 consolidated financial statements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which becomes effective for the Company's 2000 consolidated financial statements. SFAS No. 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. In the opinion of the Company's management, it is not anticipated that the adoption of these new accounting pronouncements will have a material effect on the consolidated financial statements of the Company.

2. Acquisitions and Joint Ventures
   --------------------------------

During the six-month period ended June 30, 1998, the Company completed several acquisitions which were financed through borrowings under the Company's credit agreements. On March 19, 1998, the Company acquired the Cowles Enthusiast Media and Cowles Business Media divisions (collectively "Cowles") of Cowles Media Company from McClatchy Newspapers, Inc. This acquisition includes 25 enthusiast magazines, 11 technical and trade magazines and 15 trade shows. On May 11, 1998, the Company completed the acquisition of American Trucker, a publisher of 18 regional truck "traders". In addition, the Company made five product-line acquisitions in the specialty magazines segment and three in the information segment. Cash payments for these acquisitions on an aggregate basis approximated $314,000 (net of liabilities assumed of approximately $76,000) including certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $172,000.

The preliminary purchase cost allocations for the 1998 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 1998; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1997, they would not have had a material impact on the results of operations for the three and six-month periods ended June 30, 1997 and 1998.

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

3.  Non-Core Businesses
    -------------------

As part of its strategy to focus on areas of its business that have the greatest potential for growth, during 1996 and 1997, the Company decided to divest the following non-core business units: Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Krames Communications Incorporated ("Krames"), Stagebill, Intertec Mailing Services and New Woman which have been divested and The Daily Racing Form which is currently being held for sale (see Note 13).

During the first quarter of 1998, the Company decided to divest Nelson Information, Inc. ("Nelson") and discontinue certain enthusiast titles, some of which have already been sold. In addition, the Company decided to discontinue the Funk and Wagnalls' products. During the second quarter of 1998, the Company completed the sale of the outstanding common stock of Nelson to Thomson Information Services Inc. In connection with the sale of Nelson, the Company recorded a gain which is included in gain on the sale of business, net and other on the accompanying condensed statements of consolidated operations for the three and six months ended June 30, 1998.


The aforementioned divestitures and product discontinuations, as well as the unit held for sale are collectively referred to as Non-Core Businesses. The net assets of The Daily Racing Form have been recorded at net realizable value as net assets held for sale on the accompanying condensed consolidated balance sheets at December 31, 1997 and June 30, 1998.


Total sales for the Non-Core Businesses were $78,888 and $19,089 for the three-month periods ended June 30, 1997 and 1998, respectively, and $155,485 and $35,552 for the six-month periods ended June 30, 1997 and 1998, respectively. Operating income for the Non-Core Businesses was $11,149 and $10,545 for the three-month periods ended June 30, 1997 and 1998, respectively, and $10,095 and $12,298 for the six-month periods ended June 30, 1997 and 1998, respectively.



4.  Network Shutdown
    ----------------

In June 1998, the Company decided, that effective August 1, 1998, it would discontinue Executive Education Network ("EXEN"), a PRIMEDIA Workplace Learning network, due to unprofitability and increased competition in this field. As a result, the Company recorded a $4,000 provision related to expected discontinuance costs, which was recorded net of the gain on the sale of Nelson. In addition, the Company recorded a $5,800 write-down of EXEN's excess of purchase price over net assets acquired and other intangible assets which is included in amortization expense. The provision and write-down are included on the accompanying condensed statements of consolidated operations for the three and six months ended June 30, 1998.



5.  $9.20 Series E Exchangeable Preferred Stock Exchange Offer
    ----------------------------------------------------------

On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock. The Series E / Series F Preferred Stock is recorded on the accompanying condensed consolidated balance sheets at the aggregate redemption value (net of unamortized issuance costs) of $120,504 and $120,207 at December 31, 1997 and June 30, 1998, respectively.

6.  Offerings
    ---------

$8.625 Series G / Series H Exchangeable Preferred Stock

On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of $8.625 Series H Exchangeable Preferred Stock ("Series H Preferred Stock"). The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006 plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010. The Series H Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of unamortized discount and issuance costs) of $242,562 at June 30, 1998.



7 5/8% Senior Notes due 2008

On February 17, 1998, the Company completed a private offering of $250,000 7 5/8% Senior Notes due 2008, (" Old 7 5/8% Senior Notes"). The Old 7 5/8% Senior Notes were issued at 99.425% and mature on April 1, 2008, with no sinking fund. Interest on the Old 7 5/8% Senior Notes was payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. On June 10, 1998, the Company exchanged the Old 7 5/8% Senior Notes for a new series of $250,000 7 5/8% Senior Notes due 2008 ("New 7 5/8% Senior Notes"). The terms of the New 7 5/8% Senior Notes are the same as the terms of the Old 7 5/8% Senior Notes except that the New 7 5/8% Notes have been registered under the Securities Act of 1933. The New 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the New 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest. The New 7 5/8% Senior Notes are recorded on the accompanying condensed consolidated balance sheet at their aggregate redemption value (net of unamortized discount) of $248,592 at June 30, 1998.

Net proceeds from these private offerings were used to redeem the $11.625 Series B Exchangeable Preferred Stock ("Series B Preferred Stock") (see Note 10) and to repay borrowings outstanding under the Bank Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions.

7.  Related Party Transactions
    --------------------------

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

8. Inventories, net:
   -----------------
Inventories consist of the following:

                                        December 31,               June 30,
                                            1997                     1998
                                           ------                   ------
Finished goods                        $       12,271          $       12,461
Work in process                                3,314                     184
Raw materials                                 14,494                  26,994
                                      ---------------         ---------------
                                              30,079                  39,639
Less allowance for obsolescence                2,482                   2,853
                                      ===============         ===============
                                      $       27,597          $       36,786
                                      ===============         ===============



9.  Long-term debt
    --------------
Long-term debt consists of the following:

                                                December 31,          June 30,
                                                    1997                1998
                                                  -------              ------
Borrowings under Bank Credit Facilities      $   1,218,101        $   1,010,966
10 1/4% Senior Notes due 2004                      100,000              100,000
 8 1/2% Senior Notes due 2006                      298,902              298,951
 7 5/8% Senior Notes due 2008 (see Note 6)               -              248,592
                                             -------------        -------------
                                                 1,617,003            1,658,509
Acquisition obligation payable                      53,871               53,184
                                             -------------        -------------
                                                 1,670,874            1,711,693
Less current portion                                14,333               22,167
                                             -------------        -------------
                                             $   1,656,541        $   1,689,526
                                             =============        =============


In July 1997, in order to hedge its interest rate risk, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. In May 1998, two interest rate swap agreements, which were entered into in May 1995 and have an aggregate notional amount of $200,000, expired. In the first six months of 1998, the weighted average variable and weighted average fixed interest rates on these swap agreements were 5.8% and 6.4%, respectively.

On April 20, 1998, the 364-day credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "New Credit Facility") expired. As a result, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under its Bank Credit Facilities.

10.  Exchangeable Preferred Stock
     ----------------------------

Exchangeable Preferred Stock consists of the following:

                                                          December 31,  June 30,
                                                             1997         1998
                                                            ------       ------
$11.625 Series B Exchangeable Preferred Stock           $ 155,281     $       -
$10.00 Series D Exchangeable Preferred Stock              194,495       194,679
$9.20 Series E / Series F Exchangeable Preferred Stock    120,504       120,207
$8.625 Series H Exchangeable Preferred Stock                    -       242,562
                                                        ---------     ---------
                                                        $ 470,280     $ 557,448
                                                        =========     =========



$11.625 Series B Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,576,036 shares of which were issued and outstanding at December 31, 1997. The liquidation and redemption value at December 31, 1997 was $157,604.

On March 20, 1998, the Company redeemed all outstanding shares of Series B Preferred Stock at a price of $105.80 per share, plus accrued and unpaid dividends, aggregating approximately $169,000 (see Note 6).


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at December 31, 1997 and June 30, 1998. The liquidation and redemption value at December 31, 1997 and June 30, 1998 was $200,000.

$9.20 Series E / Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value Series E / Series F Preferred Stock, all of which was issued and outstanding at December 31, 1997 and June 30, 1998. The liquidation and redemption value at December 31, 1997 and June 30, 1998 was $125,000 (see Note 5).

$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value Series H Preferred Stock, all of which was issued and outstanding at June 30, 1998. The liquidation and redemption value at June 30, 1998 was $250,000 (see Note 6).

11.  Loss per Common Share
     ---------------------

Loss per share for the three and six-month periods ended June 30, 1997 and 1998 has been determined based on loss before extraordinary charge after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive. The adoption of SFAS No. 128, "Earnings Per Share", which became effective beginning in the fourth quarter of 1997, did not result in the restatement of previously reported loss per share amounts for the three and six months ended June 30, 1997.




12.  Comprehensive Income
     ---------------------

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

Comprehensive loss for the six and three months ended June 30, 1997 and 1998 is presented in the following table:


                                                         Six Months Ended
                                                   June 30,           June 30,
                                                     1997               1998
                                                   -------            -------
Net loss                                       $   (24,247)        $   (16,957)
Other comprehensive loss:
  Foreign currency translation adjustments            (358)                (14)
                                               ============        ============
Total comprehensive loss                       $   (24,605)        $   (16,971)
                                               ============        ============


                                                        Three Months Ended
                                                   June 30,           June 30,
                                                     1997               1998
                                                   -------            -------
Net loss                                       $   (10,147)        $    (7,225)
Other comprehensive loss:
  Foreign currency translation adjustments             (77)               (135)
                                               ============        ============
Total comprehensive loss                       $   (10,224)        $    (7,360)
                                               ============        ============



13.  Subsequent Events
     ------------------

For the period from July 1, 1998 through August 13, 1998, the Company completed two product-line acquisitions in the education and information segments. The aggregate purchase price for such acquisitions was approximately $54,000, all of which was financed through borrowings under the Company's Bank Credit Facilities.

On July 23, 1998, the Company signed a definitive agreement to sell the outstanding stock of The Daily Racing Form to a group of investors led by the merchant banking affiliate of Alpine Capital Group of New York and journalist Steven Crist. The Company expects the proceeds from the sale to exceed the carrying value of The Daily Racing Form at June 30, 1998, and the Company expects the sale to be completed in the third quarter of 1998.

On August 7, 1998, the Company announced that it had completed its existing stock repurchase program and its Board of Directors has authorized a new program for the purchase of up to $15,000 of the Company's outstanding common shares. The Company has not established a specific timetable for the repurchases. The purchased shares will become treasury shares and will be available for general corporate purposes.

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

In the first quarter of 1998, the Company reclassified PRIMEDIA Reference from the information segment to the education segment and has restated prior periods accordingly. The Company's management believes that the education segment is more reflective of the focus of the PRIMEDIA Reference products.

Management believes a meaningful comparison of the results of operations for the three and six-months ended June 30, 1997 and 1998 is obtained by using the segment information. In addition, the Company presents results from "continuing businesses" which exclude the results of the Non-Core Businesses ("Continuing Businesses"). The Non-Core Businesses include: (i) Krames, Katharine Gibbs, New Woman, Intertec Mailing Services, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Stagebill, Nelson and certain enthusiast titles, which have been divested, (ii) The Daily Racing Form which is being held for sale (see "Recent Developments") and (iii) the Funk and Wagnalls' products and certain enthusiast titles, which are being discontinued. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.

                                  PRIMEDIA INC.
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                 Six Months Ended                         Three Months Ended
                                                     June 30,                                  June 30,
                                            1997                 1998                 1997                  1998
                                           ------               ------               ------                ------
Sales, Net
  Continuing Businesses:
    Specialty Magazines                $    336,036         $    440,155         $    174,929         $    247,112
    Education                               126,828              140,039               61,149               62,389
    Information                             102,704              119,290               53,796               61,460
                                       -------------        -------------        -------------        -------------
      Subtotal                              565,568              699,484              289,874              370,961
  Non-Core Businesses:                      155,485               35,552               78,888               19,089
                                       -------------        -------------        -------------        -------------
      Total                            $    721,053         $    735,036         $    368,762         $    390,050
                                       =============        =============        =============        =============


Operating Income (Loss):
  Continuing Businesses:
    Specialty Magazines                $     48,170         $     46,905         $     28,916         $     29,242
    Education                                 6,336              (10,023)                 569              (14,783)
    Information                               7,849               17,075                4,940               10,434
    Corporate                               (12,454)             (13,559)              (6,056)              (7,024)
                                       -------------        -------------        -------------        -------------
      Subtotal                               49,901               40,398               28,369               17,869
  Non-Core Businesses:                       10,095               12,298               11,149               10,545
                                       -------------        -------------        -------------        -------------
      Total                                  59,996               52,696               39,518               28,414

Other Income (Expense):
  Interest Expense                          (68,963)             (67,792)             (34,622)             (34,371)
  Amortization of deferred
   financing costs                           (1,582)              (1,585)                (740)                (833)
  Other, net                                     18                 (276)                (456)                (435)
                                       -------------        -------------        -------------        -------------
Income (loss) before income tax benefit
 and extraordinary charge                   (10,531)             (16,957)               3,700               (7,225)

Income tax benefit -carryback
 claim                                        1,685                    -                    -                    -
                                       -------------        -------------        -------------        -------------
Income (loss) before extraordinary
 charge                                      (8,846)             (16,957)               3,700               (7,225)
Extraordinary charge - extinguishment
 of debt                                    (15,401)                   -              (13,847)                   -
                                       -------------        -------------        -------------        -------------

Net loss                               $    (24,247)        $    (16,957)        $    (10,147)        $     (7,225)
                                       =============        =============        =============        =============



RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

Consolidated Results:
Sales from Continuing Businesses increased 23.7% to $699,484 in the first six months of 1998 from $565,568 in 1997, due to sales increases in all segments. Sales as reported, including the Non-Core Businesses, increased by 1.9% in the first six months of 1998 as compared to the same period in 1997.


Operating income from Continuing Businesses decreased 19.0% to $40,398 during the first six months of 1998 from $49,901 during the same period in 1997. This decrease was attributable to the EXEN shutdown provision, the satellite failure at Channel One as well as the reduced margins at Soap Opera Digest due to the change from a bi-weekly to a weekly publication. In addition, amortization expense increased due to the write-off of EXEN's goodwill and other intangible assets as well as acquisitions. These factors were partially offset by strength in the information segment. Operating income as reported, including the Non-Core Businesses, decreased by 12.2% in the first six months of 1998 as compared to the same period in 1997.


Interest expense decreased by $1,171 or 1.7% during the first six months of 1998 as compared to the first six months of 1997. Interest savings associated with the 1998 offerings were mitigated by increased borrowings to fund acquisitions during the 1998 period.

The extraordinary charge in the first six months of 1997 reflects the write-off of deferred financing costs and an interest premium associated with the redemption of the Company's 10 5/8% Senior Notes.

Specialty Magazines:

Results from Continuing Businesses exclude New Woman, Stagebill, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued. Sales from Continuing Businesses increased 31.0% to $440,155 during the first six months of 1998 from $336,036 during the same period in 1997, due largely to advertising and circulation growth at Seventeen as well as advertising growth at various other specialty consumer and technical and trade magazines which aggregated approximately $13,000. Acquisitions including Park Avenue Publishing, Plaza Communications, Cardinal Business Media, Lapidary Journal, American Trucker, Cowles Business Media and Cowles Enthusiast Media contributed approximately $85,000 to the sales growth.


Operating income from Continuing Businesses decreased 2.6% to $46,905 during the first six months of 1998 from $48,170 during the same period in 1997, due to increased goodwill and other intangible amortization expense resulting from acquisitions, the Soap Opera Digest frequency change, Cowles acquisition integration costs and increased product investments.


Education:


Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products. Sales from Continuing Businesses increased 10.4% to $140,039 during the first six months of 1998 from $126,828 during the same period in 1997 primarily attributable to the acquisitions of Cover Concepts, QWIZ and Pictorial, offset by reduced advertising revenue at Channel One due to the failure of PanAmSat's Galaxy IV satellite, which interrupted broadcasting for the last two weeks of the school year, and lower revenues at PRIMEDIA Workplace Learning.


Operating income (loss) from Continuing Businesses decreased to $(10,023) during the first six months of 1998 from $6,336 during the same period in 1997, due primarily to the EXEN shutdown provision, write-off of EXEN's goodwill and other intangible assets and the satellite failure at Channel One.

Information:

Results from Continuing Businesses exclude The Daily Racing Form, and Nelson. Sales from Continuing Businesses increased 16.1% to $119,290 during the first six months of 1998 from $102,704 during the same period in 1997. This increase is primarily attributable to advertising and distribution revenue growth at Haas, approximating $10,000, as well as strong growth at Bacon's.

Operating income from Continuing Businesses increased to $17,075 during the first six months of 1998 from $7,849 during the same period in 1997, due largely to the strong sales growth and declining other intangible asset amortization expense due to the use of accelerated amortization methods.

Non-Core Businesses:

Sales from Non-Core Businesses declined to $35,552 during the first six months of 1998 from $155,485 during the same period in 1997. Most of this decline resulted from the divestitures of certain Non-Core Businesses during the second half of 1997.

Operating income from Non-Core Businesses increased to $12,298 during the first six months of 1998 from $10,095 during the same period in 1997, largely attributable to the gain on the sale of Nelson, offset by the divestitures of certain Non-Core Businesses in the second half of 1997.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:

Consolidated Results:
Sales from Continuing Businesses increased 28.0% to $370,961 in the second quarter of 1998 from $289,874 in 1997, due to sales increases in all segments. Sales as reported , including the Non-Core Businesses, increased by 5.8% in the second quarter of 1998 as compared to the same period in 1997.


Operating income from Continuing Businesses decreased 37.0% to $17,869 during the second quarter of 1998 from $28,369 during the same period in 1997. This decrease was primarily attributable to the EXEN shutdown provision, the satellite failure at Channel One as well as the reduced margins at Soap Opera Digest due to the change from a bi-weekly to a weekly publication. In addition, amortization expense increased due to the write-off of EXEN's goodwill and other intangible assets as well as acquisitions. These factors were partially offset by strength in the information segment. Operating income as reported, including the Non-Core Businesses, decreased by 28.1% in the second quarter of 1998 as compared to the same period in 1997.


Interest expense decreased by .7% during the second quarter of 1998 as compared to the second quarter of 1997. Interest savings associated with the 1998 offerings were mitigated by increased borrowings to fund acquisitions during the 1998 period.

The extraordinary charge in the second quarter of 1997 reflects the write-off of deferred financing costs and an interest premium associated with the redemption of the Company's 10 5/8% Senior Notes.

Specialty Magazines:

Results from Continuing Businesses exclude New Woman, Stagebill, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued. Sales from Continuing Businesses increased 41.3% to $247,112 during the second quarter of 1998 from $174,929 during the same period in 1997, due largely to advertising and circulation growth at Seventeen as well as advertising growth at various other specialty consumer and technical and trade magazines which aggregated approximately $7,000. Acquisitions including Park Avenue Publishing, Plaza Communications, Cardinal Business Media, Lapidary Journal, American Trucker, Cowles Business Media and Cowles Enthusiast Media contributed approximately $67,000 to the sales growth.


Operating income from Continuing Businesses increased 1.1% to $29,242 during the second quarter of 1998 from $28,916 during the same period in 1997, due primarily to sales growth offset by increased goodwill and other intangible amortization resulting from acquisitions, the Soap Opera Digest frequency change, Cowles acquisition integration costs and increased product investments.


Education:

Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products. Sales from Continuing Businesses increased 2.0% to $62,389 during the second quarter of 1998 from $61,149 during the same period in 1997 primarily attributable to the acquisitions of Cover Concepts, QWIZ and Pictorial, offset by lower advertising revenue at Channel One due to the satellite failure.

Operating income (loss) from Continuing Businesses decreased to $(14,783) during the second quarter of 1998 from $569 during the same period in 1997, due primarily to the EXEN shutdown provision and write-off of related goodwill and other intangible assets and the satellite failure at Channel One.


Information:

Results from Continuing Businesses exclude The Daily Racing Form and Nelson. Sales from Continuing Businesses increased 14.2% to $61,460 during the second quarter of 1998 from $53,796 during the same period in 1997. This increase is primarily attributable to strong organic growth at Haas and Bacon's.

Operating income from Continuing Businesses increased to $10,434 during the second quarter of 1998 from $4,940 during the same period in 1997, due largely to the sales growth as well as a decline in intangible asset amortization expense.

Non-Core Businesses:

Sales from Non-Core Businesses declined 75.8% to $19,089 during the second quarter of 1998 from $78,888 during the same period in 1997. Most of this decline resulted from the divestitures of certain Non-Core Businesses during the second half of 1997.

Operating income from Non-Core Businesses decreased to $10,545 during the second quarter of 1998 from $11,149 during the same period in 1997, largely attributable to the divestitures of certain Non-Core Businesses in the second half of 1997, offset by the gain on the sale of Nelson.


Liquidity and Capital Resources

Consolidated working capital deficiency including net assets held for sale and current maturities of long-term debt was $166,333 at June 30, 1998 as compared to $146,245 at December 31, 1997. Consolidated working capital deficiency reflects the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

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



                                                Six Months Ended                         Three Months Ended
                                                     June 30,                                  June 30,
                                             1997                 1998                 1997                 1998
                                            ------               ------               ------               ------
EBITDA:
  Continuing Businesses:
    Specialty Magazines                $     75,505         $     86,211         $     43,591         $     52,705
    Education                                40,693               36,892               20,013               13,518
    Information                              23,488               29,139               13,138               16,582
    Corporate                               (12,710)             (13,222)              (5,960)              (6,845)
                                       -------------        -------------        -------------        -------------
      Subtotal                              126,976              139,020               70,782               75,960
  Non-Core Businesses                        15,221                5,565               11,374                3,737
                                       -------------        -------------        -------------        -------------
      Total                            $    142,197         $    144,585         $     82,156         $     79,697
                                       =============        =============        =============        =============


Net Cash Provided by (Used in)
 Operating Activities:
  Continuing Businesses:
    Specialty Magazines                $     64,740         $     55,603         $     44,898         $     44,420
    Education                                15,395               20,562               11,364               15,571
    Information                              19,544               27,857                8,135               17,342
    Corporate                               (79,045)             (76,559)             (40,213)             (28,954)
                                       ------------         -------------        -------------        -------------
      Subtotal                               20,634               27,463               24,184               48,379
  Non-Core Businesses                         4,768                  769                8,779                 (834)
                                       -------------        -------------        -------------        -------------
      Total                            $     25,402         $     28,232         $     32,963         $     47,545
                                       ============         =============        =============        =============


Net Cash Provided by (Used in)
 Investing Activities:
  Continuing Businesses:
    Specialty Magazines                $    (44,718)        $   (295,057)        $     (2,024)        $   (109,553)
    Education                               (81,802)             (11,215)             (62,866)              (4,791)
    Information                             (25,225)             (23,257)             (16,320)              (8,145)
    Corporate                                  (656)              (3,742)                (318)              (1,420)
                                       -------------        -------------        -------------        -------------
      Subtotal                             (152,401)            (333,271)             (81,528)            (123,909)
  Non-Core Businesses                           930               26,796                3,480               26,407
                                       -------------        -------------        -------------        -------------
      Total                            $   (151,471)        $   (306,475)        $    (78,048)        $    (97,502)
                                       =============        =============        =============        =============


Net Cash Provided by (Used in)
 Financing Activities:
  Continuing Businesses:
    Specialty Magazines                $     (1,606)        $     (3,170)        $     (1,592)        $     (1,625)
    Education                                  (559)              (1,167)                (304)                (286)
    Information                              (1,199)              (2,653)              (1,167)              (2,432)
    Corporate                               118,493              283,078               43,831               45,557
                                       -------------        -------------        -------------        -------------
      Subtotal                              115,129              276,088               40,768               41,214
  Non-Core Businesses                           553                   40                   12                   40
                                       -------------        -------------        -------------        -------------
      Total                            $    115,682         $    276,128         $     40,780         $     41,254
                                       =============        =============        =============        =============

EBITDA from Continuing Businesses increased by 9.5% to $139,020 in the six months ended June 30, 1998 over 1997 mainly as a result of growth in the specialty magazines and information segments attributable to existing operations and product acquisitions. EBITDA from Continuing Businesses in the specialty magazines segment increased 14.2% to $86,211 primarily due to growth from acquisitions, partially offset by reduced margins at Soap Opera Digest due to the change from a bi-weekly to a weekly magazine, integration costs associated with the Cowles acquisition and increased product investments. EBITDA from Continuing Businesses in the education segment decreased 9.3% to $36,892 largely attributable to the satellite failure at Channel One and increased losses incurred at EXEN, which was discontinued on August 1, 1998. EBITDA from Continuing Businesses in the information segment increased 24.1% to $29,139 due to revenue growth at Haas and Bacon's. EBITDA from the Non-Core Businesses declined to $5,565 primarily as a result of the timing of divestitures most of which occurred in the second half of 1997.


Net cash provided by operating activities, as reported, during the six months ended June 30, 1998, after interest payments of $58,578, was $28,232, an increase of $2,830 over the same 1997 period, due primarily to EBITDA growth. Net capital expenditures were $16,983 during the six months ended June 30, 1998 which was an increase of $2,380 from the 1997 period due to increased capitalized software expenditures, offset by a decrease due to the timing of divestitures most of which occurred in the second half of 1997. Payments for acquisitions of $313,587 were made during the six months ended June 30, 1998 for the Cowles, American Trucker and other product line acquisitions. Net cash provided by financing activities, as reported, during the six months ended June 30, 1998 was $276,128 as compared to $115,682 in the same 1997 period. The increase was primarily attributable to increased borrowings associated with acquisitions.


EBITDA from Continuing Businesses increased by 7.3% to $75,960 in the three months ended June 30, 1998 over 1997 mainly as a result of growth in the specialty magazines and information segments attributable to existing operations and product acquisitions. EBITDA from Continuing Businesses in the specialty magazines segment increased 20.9% to $52,705 primarily due to advertising and circulation revenue growth and certain acquisitions, partially offset by reduced margins at Soap Opera Digest, Cowles acquisition integration costs and additional product investments. EBITDA from Continuing Businesses in the education segment decreased 32.5% to $13,518 largely attributable to the satellite failure at Channel One and increased losses incurred at EXEN. EBITDA from Continuing Businesses in the information segment increased 26.2% to $16,582 due to strong organic growth at Haas and Bacon's. EBITDA from the Non-Core Businesses declined to $3,737 primarily as a result of the timing of divestitures most of which occurred in the second half of 1997.


Net cash provided by operating activities, as reported, during the three months ended June 30, 1998, after interest payments of $25,704, was $47,545, an increase of $14,582 over the same 1997 period, due primarily to strong accounts receivable collections. Net capital expenditures were $11,066 during the three months ended June 30, 1998 which was an increase of $3,451 from the 1997 period due to increased capitalized software expenditures, offset by a decrease due to the timing of divestitures, most of which occurred in the second half of 1997. Payments for acquisitions of $113,436 were made during the three months ended June 30, 1998 for the American Trucker and other product line acquisitions. Net cash provided by financing activities, as reported, during the three months ended June 30, 1998 was $41,254 as compared to $40,780 in the same 1997 period, representing an increase of 1.2%.

Financing Arrangements

In July 1997, in order to hedge its interest rate risk, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. In May 1998, two interest rate swap agreements, which were entered into in May 1995 and have an aggregate notional amount of $200,000, expired. In the first six months of 1998, the weighted average variable and weighted average fixed interest rates on these swap agreements were 5.8% and 6.4%, respectively.

On September 26, 1997, the Company completed a private offering of 1,250,000 shares of Series E Preferred Stock at $100 per share. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000 shares of Series F Preferred Stock. The terms of the Series F Preferred Stock are the same as the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F
Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock.

On February 17, 1998, the Company completed a private offering of 2,500,000 shares of Series G Preferred Stock at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of Series H Preferred Stock. The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006 plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010.

On February 17, 1998, the Company completed a private offering of $250,000 Old 7 5/8% Senior Notes. The Old 7 5/8% Senior Notes were issued at 99.425% and mature on April 1, 2008, with no sinking fund. Interest on the Old 7 5/8% Senior Notes was payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. On June 10, 1998, the Company exchanged the Old 7 5/8% Senior Notes for $250,000 New 7 5/8% Senior Notes. The terms of the New 7 5/8% Senior Notes are the same as the terms of the Old 7 5/8% Senior Notes except that the New 7 5/8% Notes have been registered under the Securities Act of 1933. The New 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the New 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest.

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

On April 20, 1998, the 364-day credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents expired. As a result, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under its Bank Credit Facilities.


Recent Developments

For the period from July 1, 1998 through August 13, 1998, the Company completed two product-line acquisitions in the education and information segments. The aggregate purchase price for such acquisitions was approximately $54,000, all of which was financed through borrowings under the Company's Bank Credit Facilities.

On July 23, 1998, the Company signed a definitive agreement to sell the outstanding stock of The Daily Racing Form to a group of investors led by the merchant banking affiliate of Alpine Capital Group of New York and journalist Steven Crist. The Company expects the proceeds from the sale to exceed the carrying value of The Daily Racing Form at June 30, 1998 and the Company expects the sale to be completed in the third quarter of 1998.

On August 7, 1998, the Company announced that it had completed its existing stock repurchase program and its Board of Directors has authorized a new program for the purchase of up to $15,000 of the Company's outstanding common shares. The Company has not established a specific timetable for the repurchases. The purchased shares will become treasury shares and will be available for general corporate purposes.

Impact of Inflation

The impact of inflation was immaterial during 1997 and through the first six months of 1998. Paper prices declined through the first six months of 1997. Moderate paper price increases occurred in July 1997 and in January 1998 for most of the grades of paper used by the Company. In the first six months of 1998, paper costs represented approximately 9% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and can be expected to increase in the future. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

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

(a)       The Annual Meeting of Shareholders was held on May 21, 1998.

(b) At the meeting, incumbent directors William F. Reilly, Henry R. Kravis, George R. Roberts, Michael T. Tokarz, Perry Golkin, Charles G. McCurdy, Beverly
C. Chell and Meyer Feldberg were re-elected.

(c) Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as to each such matter and director.

(i)       Election of Directors:

An election of eight directors was held and the shares so present were voted for as follows for the election of each of the following:

                                Number of                         Number of
                            Shares Voted For                   Shares Withheld
                           -------------------                ----------------

William F. Reilly              139,853,154                         391,198
Henry R. Kravis                139,851,661                         392,691
George R. Roberts              139,852,671                         391,681
Michael T. Tokarz              139,852,671                         391,681
Perry Golkin                   139,852,015                         392,337
Charles G. McCurdy             139,854,691                         389,661
Beverly C. Chell               139,854,590                         389,762
Meyer Feldberg                 139,878,511                         365,841



(ii) The approval of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 1998 was ratified with 140,219,339 votes for, 9,535 votes against and 15,478 votes abstaining.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)





Date:     August 14, 1998                    /s/  William F. Reilly
          -----------------       --------------------------------------
                                 (Signature)
                                  Chairman, Chief Executive Officer and Director
                                 (Principal Executive Officer)






Date:     August 14, 1998                  /s/  Curtis A. Thompson
          -----------------        --------------------------------------
                                   (Signature)
                                    Vice President and Controller
                                   (Principal Accounting Officer)