Form 10-Q
period 1998-09-30
PRIMEDIA INC
filed 1998-11-16
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                      For Quarter Ended: September 30, 1998


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
         Yes      X        No
               ------          ------

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 1998: 144,643,021

                                  PRIMEDIA Inc.

                                      INDEX


                                                                      PAGE

Part I.  Financial Information

 Item 1.   Financial Statements
 -------
           Condensed Consolidated Balance Sheets
           (Unaudited) as of September 30, 1998 and
           December 31, 1997                                            2

           Condensed Statements of Consolidated
           Operations (Unaudited) for the nine months
           ended September 30, 1998 and 1997                            3

           Condensed Statements of Consolidated
           Operations (Unaudited) for the three months
           ended September 30, 1998 and 1997                            4

           Condensed Statements of Consolidated
           Cash Flows (Unaudited) for the nine months
           ended September 30, 1998 and 1997                            5

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                             6-12

 Item 2.   Management's Discussion and Analysis of
 -------   Financial Condition and Results of Operations                13-23

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk   24
 -------


Part II.   Other Information:

 Item 6.   Exhibits and Reports on Form 8-K                             25
 -------

           Signatures                                                   26

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                     September 30,              December 31,
                                                                                         1998                       1997
                                                                                   ---------------            ---------------
                                                                                 (dollars in thousands, except per share amounts)

ASSETS
Current assets:
   Cash and cash equivalents                                                       $       24,215             $       22,978
   Accounts receivable, net                                                               250,081                    199,289
   Inventories, net                                                                        44,289                     27,597
   Net assets held for sale                                                                     -                     38,665
   Prepaid expenses and other                                                              42,696                     33,971
                                                                                   ---------------            ---------------
   Total current assets                                                                   361,281                    322,500

Property and equipment, net                                                               128,716                    116,361
Other intangible assets, net                                                              813,857                    660,268
Excess of purchase price over net assets acquired, net                                  1,379,956                  1,111,785
Deferred income tax asset, net                                                            176,200                    176,200
Other non-current assets                                                                  114,014                     98,876
                                                                                   ---------------            ---------------
                                                                                   $    2,974,024             $    2,485,990
                                                                                   ===============            ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                $       94,914             $       95,546
   Accrued interest payable                                                                21,818                     13,622
   Accrued expenses and other                                                             321,888                    204,770
   Deferred revenues                                                                      204,735                    140,474
   Current maturities of long-term debt                                                    22,167                     14,333
                                                                                   ---------------            ---------------
   Total current liabilities                                                              665,522                    468,745
                                                                                   ---------------            ---------------

Long-term debt                                                                          1,746,985                  1,656,541
                                                                                   ---------------            ---------------
Other non-current liabilities                                                              55,146                     48,271
                                                                                   ---------------            ---------------
Exchangeable preferred stock                                                              557,347                    470,280
                                                                                   ---------------            ---------------
Common stock subject to redemption  ($.01 par value,  394,120 shares and 402,650
   shares outstanding at September 30, 1998 and December 31, 1997, respectively)            3,772                      4,376
                                                                                   ---------------            ---------------
Shareholders' deficiency:
   Common stock ($.01 par value,  146,794,301  shares and  129,797,078  shares
   issued at September 30, 1998 and December 31, 1997, respectively)                        1,468                      1,298
   Additional paid-in capital                                                             978,792                    780,191
   Accumulated deficit                                                                 (1,005,172)                  (929,011)
   Accumulated other comprehensive loss                                                    (1,663)                    (1,543)
   Common stock in treasury, at cost (2,281,200 shares and 1,048,600 shares at
     September 30, 1998 and December 31, 1997, respectively)                              (28,173)                   (13,158)
                                                                                   ---------------            ---------------
   Total shareholders' deficiency                                                         (54,748)                  (162,223)
                                                                                   ---------------            ---------------

                                                                                   $    2,974,024             $    2,485,990
                                                                                   ===============            ===============

            See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                    September 30,

                                                                                         1998                       1997
                                                                                   ---------------            --------------
                                                                                (dollars in thousands, except per share amounts)
Sales, net:
  Specialty Magazines                                                              $      672,382             $      556,990
  Education                                                                               233,117                    326,480
  Information                                                                             221,833                    206,527
                                                                                   ---------------            ---------------
Total sales, net                                                                        1,127,332                  1,089,997

Operating costs and expenses:
  Cost of goods sold                                                                      265,898                    247,298
  Marketing and selling                                                                   202,555                    204,514
  Distribution, circulation and fulfillment                                               192,664                    195,910
  Editorial                                                                               105,387                     90,300
  Other general expenses                                                                  119,324                    120,715
  Corporate administrative expenses                                                        19,725                     19,256
  Depreciation and amortization of property and equipment                                  29,533                     26,910
  (Gain) loss on the sales of businesses, net and other                                    (7,216)                   138,640
  Amortization of intangible assets, excess of purchase
     price over net assets acquired and other                                             116,983                     98,784
                                                                                   ---------------            ---------------

Operating income (loss)                                                                    82,479                    (52,330)
Other income (expense):
  Interest expense                                                                       (105,455)                  (103,728)
  Amortization of deferred financing costs                                                 (2,307)                    (2,323)
  Other, net                                                                                 (858)                       176
                                                                                   ---------------            ---------------

Loss before income tax benefit and extraordinary charge                                   (26,141)                  (158,205)
Income tax benefit - carryback claim                                                            -                      1,685
                                                                                   ---------------            ---------------
Loss before extraordinary charge                                                          (26,141)                  (156,520)
Extraordinary charge - extinguishment of debt                                                   -                    (15,401)
                                                                                   ---------------            ---------------
Net loss                                                                                  (26,141)                  (171,921)

Preferred stock dividends:
  Cash                                                                                    (40,879)                   (32,786)
  Non-cash dividends in kind                                                                    -                     (4,451)
  Series B Preferred Stock redemption premium                                              (9,141)                         -
                                                                                   ---------------            ---------------
Loss applicable to common shareholders                                             $      (76,161)            $     (209,158)
                                                                                   ===============            ===============

Basic and diluted loss applicable to common shareholders per common share
  Loss before extraordinary charge                                                 $         (.54)            $        (1.50)
  Extraordinary charge                                                                          -                      (0.12)
                                                                                   ---------------           ----------------
  Net loss                                                                         $         (.54)            $        (1.62)
                                                                                   ===============           ================

Basic and diluted common shares outstanding                                           141,861,758                129,271,743
                                                                                   ===============           ================

            See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                    September 30,

                                                                                         1998                        1997
                                                                                   ---------------            ----------------
                                                                                (dollars in thousands, except per share amounts)
Sales, net:
  Specialty Magazines                                                              $      230,808             $       193,513
  Education                                                                                89,651                     105,125
  Information                                                                              71,837                      70,306
                                                                                   ---------------            ----------------
Total sales, net                                                                          392,296                     368,944

Operating costs and expenses:
  Cost of goods sold                                                                       95,274                      87,635
  Marketing and selling                                                                    71,694                      65,796
  Distribution, circulation and fulfillment                                                63,954                      68,661
  Editorial                                                                                35,049                      30,623
  Other general expenses                                                                   42,628                      39,876
  Corporate administrative expenses                                                         6,503                       6,546
  Depreciation and amortization of property and equipment                                  10,522                       8,686
  (Gain) loss on the sales of businesses, net and other                                    (5,367)                    138,640
   Amortization of intangible assets, excess of purchase
     price over net assets acquired and other                                              42,256                      34,807
                                                                                   ---------------            ----------------

Operating income (loss)                                                                    29,783                    (112,326)
Other income (expense):
  Interest expense                                                                        (37,663)                    (34,765)
  Amortization of deferred financing costs                                                   (722)                       (741)
  Other, net                                                                                 (582)                        158
                                                                                   ---------------            ----------------
Net loss                                                                                   (9,184)                   (147,674)

Preferred stock dividends:
  Cash                                                                                    (13,333)                    (12,456)
                                                                                   ---------------            ----------------
Loss applicable to common shareholders                                             $      (22,517)            $      (160,130)
                                                                                   ===============            ================

Basic and diluted loss applicable to common shareholders per
  common share                                                                     $         (.15)            $         (1.24)
                                                                                   ===============            ================

Basic and diluted common shares outstanding                                           145,238,934                 129,411,579
                                                                                   ===============            ================

            See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                  September 30,

                                                                                         1998                 1997
                                                                                   ---------------       --------------
                                                                                            (dollars in thousands)

Operating activities:
  Net loss                                                                         $      (26,141)       $    (171,921)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                                      148,823              128,017
       Non cash (gain) loss on the sales of businesses, net and other                     (21,291)             138,640
       Accretion of discount on acquisition obligation,
         distribution advance and other                                                     7,397                4,957
       Extraordinary charge - extinguishment of debt                                            -               15,401
       Other, net                                                                             668                  (21)
     Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, net                                                          (13,727)              (9,798)
        Inventories, net                                                                   (5,503)               4,474
        Prepaid expenses and other                                                        (11,473)             (14,619)
      Increase (decrease) in:
        Accounts payable                                                                   (9,568)             (26,956)
        Accrued interest payable                                                            8,196              (12,483)
        Accrued expenses and other                                                        (28,544)             (14,232)
        Deferred revenues                                                                  12,425                8,672
        Other non-current liabilities                                                     (11,170)              (4,014)
                                                                                   ---------------       --------------

        Net cash provided by operating activities                                          50,092               46,117
                                                                                   ---------------       --------------

Investing activities:
  Additions to property, equipment and other, net                                         (27,794)             (22,305)
  Proceeds from sales of businesses                                                        67,290              111,972
  Payments for businesses acquired                                                       (393,122)            (182,570)
  Investments in joint ventures                                                            (4,871)                   -
                                                                                   ---------------       --------------

        Net cash used in investing activities                                            (358,497)             (92,903)
                                                                                   ---------------       --------------

Financing activities:
  Borrowings under credit agreements                                                      697,511              739,031
  Repayments of borrowings under credit agreements                                       (848,400)            (547,200)
  Payments of acquisition obligation                                                       (3,000)              (3,000)
  Proceeds from issuances of common stock, net of redemptions                             201,408                6,362
  Redemptions and purchases of 10 5/8% Senior Notes                                             -             (242,787)
  Redemption of Series B Preferred Stock                                                 (166,739)                   -
  Proceeds from issuance of Series E Preferred Stock, net of issuance costs                     -              121,450
  Proceeds from issuance of 7 5/8% Senior Notes, net of discount                          248,562                    -
  Proceeds from issuance of Series G Preferred Stock, net of issuance costs               241,911                    -
  Purchases of common stock for the treasury                                              (15,015)              (6,971)
  Dividends paid to preferred stock shareholders                                          (39,754)             (32,786)
  Deferred financing costs paid                                                            (5,320)              (1,821)
  Other                                                                                    (1,522)                (454)
                                                                                   ---------------       --------------

        Net cash provided by financing activities                                         309,642               31,824
                                                                                   ---------------       --------------

Increase (decrease) in cash and cash equivalents                                            1,237              (14,962)
Cash and cash equivalents, beginning of period                                             22,978               36,655
                                                                                   ---------------       --------------
Cash and cash equivalents, end of period                                           $       24,215        $      21,693
                                                                                   ===============       ==============

Supplemental information:
  Cash interest paid                                                               $       91,892        $     113,215
                                                                                   ===============       ==============

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

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (see Note 12). In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's previous accounting policy, internal use software costs, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SOP 98-1 resulted in an increase in operating income and a decrease in net loss of approximately $2,400 ($.02 per share) and approximately $6,600 ($.05 per share) for the three and nine months ended September 30, 1998, respectively.

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

2.       Acquisitions and Joint Ventures

During the nine-month period ended September 30, 1998, the Company completed several acquisitions, in all segments, which were financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were $393,122 (net of liabilities assumed of approximately $228,000) including certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $271,000.

The preliminary purchase cost allocations for the 1998 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 1998; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1997, they would not have had a material impact on the results of operations for the three and nine-month periods ended September 30, 1997 and 1998.

In the first quarter of 1998, the Company created PRIMEDIA Ventures, a fund to invest in early-stage Internet companies and other technology opportunities such as commerce services, enterprise software applications and advertising-related technologies. Its investments include an on-line wedding gift registry service, a joint venture in China to publish trade magazines in Chinese language editions and subscription based internet services for building relationships.

3.       Non-Core Businesses

In 1997, as part of its strategy to focus on areas of its business that have the greatest potential for growth, the Company divested the following non-core business units: Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Krames Communications Incorporated ("Krames"), Stagebill, Intertec Mailing Services and New Woman.

During the second quarter of 1998, the Company completed the sale of the outstanding common stock of Nelson Publications, Inc. ("Nelson") to Thomson
Information Services Inc. During the third quarter of 1998, the Company completed its formal divestiture program with the sale of The Daily Racing Form to a group of investors led by the merchant banking affiliate of Alpine Capital Group of New York and journalist Steven Crist (See Item 6 - Exhibits and Reports on Form 8-K). In connection with the sales of Nelson and The Daily Racing Form, the Company recorded gains which are included in (gain) loss on the sales of businesses, net and other on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 1998.

In 1998, the Company also decided to divest and discontinue certain enthusiast titles and Funk and Wagnall's products. All of the aforementioned divestitures and product discontinuations are collectively referred to as Non-Core Businesses.

Total sales for the Non-Core Businesses were $6,228 and $72,015 for the three months ended September 30, 1998 and 1997, respectively, and $41,780 and $227,500 for the nine months ended September 30, 1998 and 1997, respectively. Operating income (loss) for the Non-Core Businesses was $14,717 and $(131,690) for the three months ended September 30, 1998 and 1997, respectively, and $27,015 and $(121,595) for the nine months ended September 30, 1998 and 1997, respectively.

4.       Network Shutdown and Restructuring

On August 1, 1998, the Company discontinued Executive Education Network ("EXEN"), a PRIMEDIA Workplace Learning network, due to unprofitability and increased competition in this field. As a result, the Company recorded a $4,000 provision related to expected discontinuance costs, which is recorded net of the gains on the sales of Nelson and The Daily Racing Form. In addition, the Company recorded a $5,800 write-down of EXEN's excess of purchase price over net assets acquired and other intangible assets which is included in amortization expense.

During the third quarter of 1998, the Company recorded approximately $8,500 of severance costs related to a restructuring. This charge is recorded net of the gains on the sales of Nelson and The Daily Racing Form.


5.       $9.20 Series E Exchangeable Preferred Stock Exchange Offer

On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the terms of the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock. The Series E / Series F Preferred Stock is recorded on the accompanying condensed consolidated balance sheets at the aggregate redemption value (net of unamortized issuance costs) of $120,233 and $120,504 at September 30, 1998 and December 31, 1997, respectively.

6.       Offerings

$8.625 Series G / Series H Exchangeable Preferred Stock

On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of $8.625 Series H Exchangeable Preferred Stock ("Series H Preferred Stock"). The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date with the net proceeds of one or more public offerings, subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006 plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010. The Series H Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at the aggregate redemption value (net of unamortized discount and issuance costs) of $242,343 at September 30, 1998.

7 5/8% Senior Notes due 2008

On February 17, 1998, the Company completed a private offering of $250,000 7 5/8% Senior Notes due 2008, (" Old 7 5/8% Senior Notes"). The Old 7 5/8% Senior Notes were issued at 99.425% and mature on April 1, 2008, with no sinking fund. Interest on the Old 7 5/8% Senior Notes was payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. On June 10, 1998, the Company exchanged the Old 7 5/8% Senior Notes for a new series of $250,000 7 5/8% Senior Notes due 2008 ("New 7 5/8% Senior Notes"). The terms of the New 7 5/8% Senior Notes are the same as the terms of the Old 7 5/8% Senior Notes except that the New 7 5/8% Notes have been registered under the Securities Act of 1933. The New 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the New 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest. The New 7 5/8% Senior Notes are recorded on the accompanying condensed consolidated balance sheet at their aggregate redemption value (net of unamortized discount) of $248,615 at September 30, 1998.

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

8. Inventories, net:

Inventories consist of the following:

                                       September 30,        December 31,
                                           1998                 1997
                                      ------------           -----------
Finished goods                        $     21,717           $    12,271
Work in process                                247                 3,314
Raw materials                               25,828                14,494
                                      ------------           -----------
                                            47,792                30,079
Less allowance for obsolescence              3,503                 2,482
                                      ============           ===========
                                      $     44,289           $    27,597
                                      ============           ===========

9.       Long-term debt

Long-term debt consists of the following:

                                              September 30,    December 31,
                                                  1998             1997
                                             -------------     ------------
Borrowings under Bank Credit Facilities      $  1,067,212      $  1,218,101
10 1/4% Senior Notes due 2004                     100,000           100,000
 8 1/2% Senior Notes due 2006                     298,976           298,902
 7 5/8% Senior Notes due 2008 (see Note 6)        248,615                 -
                                             ------------      ------------
                                                1,714,803         1,617,003
Acquisition obligation payable                     54,349            53,871
                                             ------------      ------------
                                                1,769,152         1,670,874
Less current portion                               22,167            14,333
                                             ------------      ------------
                                             $  1,746,985      $  1,656,541
                                             ============      ============


In order to hedge its interest rate risk, the Company entered into four, three-year and two, four-year interest rate swap agreements, which commenced on January 2, 1998, with an aggregate notional amount of $600,000. Under these swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. In May 1998, two interest rate swap agreements, which were entered into in May 1995 and had an aggregate notional amount of $200,000, expired. In the first nine months of 1998, the weighted average variable and weighted average fixed interest rates on these swap agreements were 5.7% and 6.4%, respectively.

On April 20, 1998, the 364-day $150,000 credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents expired. As of September 30, 1998, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under its Bank Credit Facilities.

10.      Exchangeable Preferred Stock

Exchangeable Preferred Stock consists of the following:

                                                       September 30,        December 31,
                                                            1998                1997
                                                        ----------          ----------
$11.625 Series B Exchangeable Preferred Stock           $       -          $   155,281
$10.00 Series D Exchangeable Preferred Stock              194,771              194,495
$9.20 Series E / Series F Exchangeable Preferred Stock    120,233              120,504
$8.625 Series H Exchangeable Preferred Stock              242,343                    -
                                                        ---------          -----------
                                                        $ 557,347          $   470,280
                                                        =========          ===========


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


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 1998 and December 31, 1997. The liquidation and redemption value at September 30, 1998 and December 31, 1997 was $200,000.

$9.20 Series E / Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value Series E / Series F Preferred Stock, all of which was issued and outstanding at September 30, 1998 and December 31, 1997. The liquidation and redemption value at September 30, 1998 and December 31, 1997 was $125,000 (see Note 5).

$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value Series H Preferred Stock, all of which was issued and outstanding at September 30, 1998. The liquidation and redemption value at September 30, 1998 was $250,000 (see Note
6).

11.      Loss per Common Share

Loss per share for the three and nine-month periods ended September 30, 1998 and 1997 has been determined based on loss before extraordinary charge after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive. The adoption of SFAS No. 128, "Earnings Per Share", which became effective beginning in the fourth quarter of 1997, did not result in the restatement of previously reported loss per share amounts for the three and nine months ended September 30, 1997.

12.      Comprehensive Income

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

Comprehensive loss for the three and nine months ending September 30, 1998 and 1997 is presented in the following table:


                                                     Three Months Ended
                                               September 30,      September 30,
                                                   1998               1997
                                             --------------     ---------------
Net loss                                     $      (9,184)     $     (147,674)
Other comprehensive loss:
  Foreign currency translation adjustments            (106)                204
                                             ==============     ===============
Total comprehensive loss                     $      (9,290)     $     (147,470)
                                             ==============     ===============


                                                      Nine Months Ended
                                                September 30,     September 30,
                                                   1998               1997
                                             --------------     ---------------
Net loss                                     $     (26,141)     $     (171,921)
Other comprehensive loss:
 Foreign currency translation adjustments             (120)               (154)
                                             ==============     ===============
Total comprehensive loss                     $     (26,261)     $     (172,075)
                                             ==============     ===============



13. Subsequent Events

Through November 13, 1998, the Company has completed two acquisitions in the specialty magazines and education segments with an aggregate purchase price of approximately $44,000.

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

Management believes a meaningful comparison of the results of operations for the three and nine months ended September 30, 1998 and 1997 is obtained by using the segment information. In addition, the Company presents results from "continuing businesses" which exclude the results of the Non-Core Businesses ("Continuing Businesses"). The Non-Core Businesses include: (i) Krames, Katharine Gibbs, New Woman, Intertec Mailing Services, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Stagebill, Nelson, The Daily Racing Form and certain enthusiast titles, which have been divested, and (ii) the Funk and Wagnalls' products and certain enthusiast titles, which are being discontinued. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.

                                  PRIMEDIA INC.
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)


                                                   Three Months Ended                            Nine Months Ended
                                                      September 30,                                 September 30,
                                                1998                 1997                   1998                    1997
                                          ----------------     ----------------        --------------         ----------------
Sales, Net:
  Continuing Businesses:
     Specialty Magazines                  $       230,818      $       180,141         $     670,973          $       516,177
     Education                                     87,922               63,142               227,961                  189,970
     Information                                   67,328               53,646               186,618                  156,350
                                          ----------------     ----------------        --------------         ----------------
       Subtotal                                   386,068              296,929             1,085,552                  862,497
     Non-Core Businesses                            6,228               72,015                41,780                  227,500
                                          ----------------     ----------------        --------------         ----------------
       Total                              $       392,296      $       368,944         $   1,127,332          $     1,089,997
                                          ================     ================        ==============         ================


Operating Income (Loss):
  Continuing Businesses:
     Specialty Magazines                  $        21,082      $        24,063         $      67,987          $        72,233
     Education                                     (5,746)              (3,070)              (15,769)                   3,266
     Information                                    6,950                5,017                24,025                   12,866
     Corporate                                     (7,220)              (6,646)              (20,779)                 (19,100)
                                          ----------------     ----------------        --------------         ----------------
       Subtotal                                    15,066               19,364                55,464                   69,265
     Non-Core Businesses                           14,717             (131,690)               27,015                 (121,595)
                                          ----------------     ----------------        --------------         ----------------
       Total                                       29,783             (112,326)               82,479                  (52,330)


Other Income (Expense):
  Interest Expense                                (37,663)             (34,765)             (105,455)                (103,728)
  Amortization of deferred
    financing costs                                  (722)                (741)               (2,307)                  (2,323)
  Other, net                                         (582)                 158                  (858)                     176
                                          ----------------     ----------------        --------------         ----------------
Loss before income tax benefit
  and extraordinary charge                         (9,184)            (147,674)              (26,141)                (158,205)
Income tax benefit - carryback claim                    -                    -                     -                    1,685
                                          ----------------     ----------------        --------------         ----------------
Loss before extraordinary
  charge                                           (9,184)            (147,674)              (26,141)                (156,520)
Extraordinary charge - extinguishment
  of debt                                               -                    -                     -                  (15,401)
                                          ----------------     ----------------        --------------         ----------------
Net loss                                  $        (9,184)     $      (147,674)        $     (26,141)         $      (171,921)
                                          ================     ================        ==============         ================


RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997:

Consolidated Results:

Sales from Continuing Businesses increased 25.9% to $1,085,552 in the first nine months of 1998 from $862,497 in 1997, due to sales increases in all segments. Sales as reported, including the Non-Core Businesses, increased by 3.4% in the first nine months of 1998 as compared to the same period in 1997.

Operating income from Continuing Businesses decreased 19.9% to $55,464 during the first nine months of 1998 from $69,265 during the same period in 1997. This decrease was attributable to the restructuring costs, the EXEN shutdown provision, increased paper costs, the satellite failure at Channel One as well as the reduced margins at Soap Opera Digest due to the change from a bi-weekly to a weekly publication. In addition, amortization expense increased due to the write-off of EXEN's goodwill and other intangible assets as well as acquisitions. These factors were partially offset by the sales increases during 1998. Operating income (loss) as reported, including the Non-Core Businesses, increased to $82,479 in the first nine months of 1998 from $(52,330) during the same period in 1997. The change is primarily due to the $138,640 provision for loss on the sale of certain Non-Core Businesses recorded during the third quarter of 1997.

Interest expense increased by 1.7% during the first nine months of 1998 as compared to the first nine months of 1997. Additional interest from increased borrowings to fund acquisitions during the period was mitigated by interest savings associated with the 1998 offerings.

The extraordinary charge in the first nine months of 1997 reflects the write-off of deferred financing costs and an interest premium associated with the redemption of the Company's 10 5/8% Senior Notes.

Specialty Magazines:

Sales from Continuing Businesses increased 30.0% to $670,973 during the first nine months of 1998 from $516,177 during the same period in 1997, due primarily to acquisitions as well as advertising and circulation growth at various specialty consumer and technical and trade magazines, particularly Seventeen.

Operating income from Continuing Businesses decreased 5.9% to $67,987 during the first nine months of 1998 from $72,233 during the same period in 1997, due to restructuring costs, increased goodwill and other intangible amortization expense resulting from acquisitions, the Soap Opera Digest frequency change, Cowles acquisition integration costs and increased paper costs. These factors were partially offset by the sales growth during the period.

Results from Continuing Businesses exclude New Woman, Stagebill, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued.

Education:

Sales from Continuing Businesses increased 20.0% to $227,961 during the first nine months of 1998 from $189,970 during the same period in 1997 primarily attributable to acquisitions, offset by reduced advertising revenue at Channel One due to the failure of PanAmSat's Galaxy IV satellite, which interrupted broadcasting for two weeks during the second quarter, and lower revenues at certain PRIMEDIA Workplace Learning networks.

Operating income (loss) from Continuing Businesses decreased to $(15,769) during the first nine months of 1998 from $3,266 during the same period in 1997, due primarily to the restructuring costs, the EXEN shutdown provision, the write-off of EXEN's goodwill and other intangible assets and the satellite failure at Channel One.

Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products.

Information:

Sales from Continuing Businesses increased 19.4% to $186,618 during the first nine months of 1998 from $156,350 during the same period in 1997. This increase is primarily attributable to advertising and distribution revenue growth at Haas, as well as strong growth at Bacon's and acquisitions, offset by one-time telemarketing write-offs at PRIMEDIA Information.

Operating income from Continuing Businesses increased to $24,025 during the first nine months of 1998 from $12,866 during the same period in 1997, due largely to the strong sales growth and declining other intangible asset amortization expense due to the use of accelerated amortization methods.

Results from Continuing Businesses exclude The Daily Racing Form and Nelson.

Non-Core Businesses:

Sales from Non-Core Businesses declined to $41,780 during the first nine months of 1998 from $227,500 during the same period in 1997 due to the divestitures of most of the Non-Core Businesses during 1997.

Operating income (loss) from Non-Core Businesses increased to $27,015 during the first nine months of 1998 from $(121,595) during the same period in 1997, largely attributable to losses on the sales of certain Non-Core Businesses in 1997.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

Consolidated Results:

Sales from Continuing Businesses increased 30.0% to $386,068 in the third quarter of 1998 from $296,929 in 1997, due to sales increases in all segments. Sales as reported , including the Non-Core Businesses, increased by 6.3% in the third quarter of 1998 as compared to the same period in 1997.

Operating income from Continuing Businesses decreased 22.2% to $15,066 during the third quarter of 1998 from $19,364 during the same period in 1997. This decrease was primarily due to the restructuring costs and increased goodwill and other intangible amortization resulting from acquisitions, which were partially offset by sales growth during the period. Operating income (loss) as reported, including the Non-Core Businesses, increased to $29,783 in the third quarter of 1998 compared to $(112,326) in the same period in 1997. The change is primarily due to the $138,640 provision for loss on the sale of certain Non-Core Businesses recorded during the third quarter of 1997.

Interest expense increased by 8.3% during the third quarter of 1998 as compared to the third quarter of 1997 as a result of increased borrowings to fund acquisitions.

Specialty Magazines:

Sales from Continuing Businesses increased 28.1% to $230,818 during the third quarter of 1998 from $180,141 during the same period in 1997, due primarily to acquisitions as well as advertising and circulation growth at various specialty consumer and technical and trade magazines, particularly Seventeen. These increases were offset by a decrease in circulation revenue from the soap opera titles.

Operating income from Continuing Businesses decreased 12.4% to $21,082 during the third quarter of 1998 from $24,063 during the same period in 1997, due primarily to the restructuring costs, increased goodwill and other intangible amortization resulting from acquisitions and the Soap Opera Digest frequency change, partially offset by the growth in sales during the period.

Results from Continuing Businesses exclude New Woman, Stagebill, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued.

Education:

Sales from Continuing Businesses increased 39.2% to $87,922 during the third quarter of 1998 from $63,142 during the same period in 1997 primarily attributable to acquisitions as well as Channel One advertising growth.

Operating loss from Continuing Businesses increased to $5,746 during the third quarter of 1998 from $3,070 during the same period in 1997, due primarily to the restructuring costs.

Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products.

Information:

Sales from Continuing Businesses increased 25.5% to $67,328 during the third quarter of 1998 from $53,646 during the same period in 1997. This increase is primarily attributable to strong organic growth at Haas and Bacon's and acquisitions, offset by one-time telemarketing write-offs at PRIMEDIA Information.

Operating income from Continuing Businesses increased to $6,950 during the third quarter of 1998 from $5,017 during the same period in 1997, due largely to the sales growth as well as a decline in intangible asset amortization expense.

Results from Continuing Businesses exclude The Daily Racing Form and Nelson.

Non-Core Businesses:

Sales from Non-Core Businesses declined to $6,228 during the third quarter of 1998 from $72,015 during the same period in 1997, due to the divestitures of certain Non-Core Businesses during 1997 and 1998.

Operating income (loss) from Non-Core Businesses increased to $14,717 during the third quarter of 1998 from $(131,690) during the same period in 1997, largely attributable to losses on the sales of certain Non-Core Businesses during the third quarter of 1997.


Liquidity and Capital Resources

Consolidated working capital deficiency including net assets held for sale and current maturities of long-term debt was $304,241 at September 30, 1998 as compared to $146,245 at December 31, 1997. Consolidated working capital deficiency reflects the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

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





                                                    Three Months Ended                            Nine Months Ended
                                                       September 30,                                 September 30,
                                                 1998                1997                    1998                 1997
                                           ---------------     ---------------          ---------------      ---------------
EBITDA:
  Continuing Businesses:
     Specialty Magazines                   $       46,141      $       39,990           $      132,352       $      115,495
     Education                                     21,345              14,472                   58,237               55,165
     Information                                   14,349              12,418                   43,488               35,906
     Corporate                                     (6,503)             (6,546)                 (19,725)             (19,256)
                                           ---------------     ---------------          ---------------      ---------------
       Subtotal                                    75,332              60,334                  214,352              187,310
     Non-Core Businesses                            1,862               9,473                    7,427               24,694
                                           ---------------     ---------------          ---------------      ---------------
       Total                               $       77,194      $       69,807           $      221,779       $      212,004
                                           ===============     ===============          ===============      ===============


Net Cash Provided by (Used in)
 Operating Activities:
  Continuing Businesses:
     Specialty Magazines                   $       41,771      $       40,714           $       97,374       $      105,454
     Education                                     11,243              11,876                   31,805               27,271
     Information                                   15,911              16,284                   43,768               35,828
     Corporate                                    (47,110)            (52,251)                (123,669)            (131,296)
                                           ---------------     ---------------          ---------------      ---------------
       Subtotal                                    21,815              16,623                   49,278               37,257
     Non-Core Businesses                               45               4,092                      814                8,860
                                           ---------------     ---------------          ---------------      ---------------
       Total                               $       21,860      $       20,715           $       50,092       $       46,117
                                           ===============     ===============          ===============      ===============


Net Cash Provided by (Used in)
 Investing Activities:
  Continuing Businesses:
     Specialty Magazines                   $       (8,007)     $      (19,034)          $     (303,064)      $      (63,752)
     Education                                    (12,751)             (3,893)                 (23,966)             (85,695)
     Information                                  (68,494)             (1,664)                 (91,751)             (26,889)
     Corporate                                     (2,230)               (544)                  (5,972)              (1,200)
                                           ---------------     ---------------          ---------------      ---------------
       Subtotal                                   (91,482)            (25,135)                (424,753)            (177,536)
     Non-Core Businesses                           39,460              83,703                   66,256               84,633
                                           ---------------     ---------------          ---------------      ---------------
       Total                               $      (52,022)     $       58,568           $     (358,497)      $      (92,903)
                                           ===============     ===============          ===============      ===============


Net Cash Provided by (Used in)
 Financing Activities:
  Continuing Businesses:
     Specialty Magazines                   $       (2,380)     $         (270)          $       (5,550)      $       (1,876)
     Education                                     (1,894)               (261)                  (3,061)                (820)
     Information                                      203                (174)                  (2,450)              (1,373)
     Corporate                                     37,523             (83,255)                 320,601               35,238
                                           ---------------     ---------------          ---------------      ---------------
       Subtotal                                    33,452             (83,960)                 309,540               31,169
     Non-Core Businesses                               62                 102                      102                  655
                                           ---------------     ---------------          ---------------      ---------------
       Total                               $       33,514      $      (83,858)          $      309,642       $       31,824
                                           ===============     ===============          ===============      ===============



EBITDA from Continuing Businesses increased by 14.4% to $214,352 in the nine months ended September 30, 1998 over 1997 mainly as a result of sales growth in the all segments attributable to existing operations and product acquisitions. EBITDA from Continuing Businesses in the specialty magazines segment increased 14.6% to $132,352 primarily due to growth from acquisitions, partially offset by increased paper costs, reduced margins at Soap Opera Digest due to the change from a bi-weekly to a weekly magazine and integration costs associated with the Cowles acquisition. EBITDA from Continuing Businesses in the education segment increased 5.6% to $58,237 largely attributable to acquisitions. EBITDA from Continuing Businesses in the information segment increased 21.1% to $43,488 due to sales growth at Haas as well as acquisitions. EBITDA from the Non-Core
Businesses declined to $7,427 primarily as a result of the timing of divestitures most of which occurred in 1997.

Net cash provided by operating activities, as reported, during the nine months ended September 30, 1998, after interest payments of $91,892, was $50,092, an increase of 8.6% over the same 1997 period, due primarily to EBITDA growth. Net capital expenditures were $27,794 during the nine months ended September 30, 1998 which was an increase of 24.6% from the 1997 period due to increased capitalized software expenditures, offset by a decrease due to the timing of divestitures most of which occurred in 1997. Payments for acquisitions of $393,122 were made during the nine months ended September 30, 1998. Net cash provided by financing activities, as reported, during the nine months ended September 30, 1998 was $309,642 as compared to $31,824 in the same 1997 period. The increase was primarily attributable to increased borrowings associated with acquisitions.

EBITDA from Continuing Businesses increased by 24.9% to $75,332 in the three months ended September 30, 1998 over 1997 as a result of sales growth in all segments attributable to existing operations and product acquisitions. EBITDA from Continuing Businesses in the specialty magazines segment increased 15.4% to $46,141 primarily due to advertising and circulation revenue growth and certain acquisitions, partially offset by reduced margins at Soap Opera Digest. EBITDA from Continuing Businesses in the education segment increased 47.5% to $21,345 largely attributable to acquisitions. EBITDA from Continuing Businesses in the information segment increased 15.6% to $14,349 due to strong organic growth at Haas and acquisitions. EBITDA from the Non-Core Businesses declined to $1,862 primarily as a result of the timing of divestitures most of which occurred in 1997.

Net cash provided by operating activities, as reported, during the three months ended September 30, 1998, after interest payments of $33,314 was $21,860, an increase of 5.5% over the same 1997 period, due primarily to increased EBITDA. Net capital expenditures were $10,811 during the three months ended September 30, 1998 which was an increase of 40.4% from the 1997 period due to increased capitalized software expenditures, offset by a decrease due to the timing of divestitures, most of which occurred in 1997. Payments for acquisitions of $79,535 were made during the three months ended September 30, 1998. Net cash provided by (used in) financing activities, as reported, during the three months ended September 30, 1998 was $33,514 as compared to $(83,858) in the same 1997 period, due primarily to payments made on the Bank Credit Facilities in the third quarter of 1997.

Financing Arrangements

In order to hedge its interest rate risk, the Company entered into four, three-year and two, four-year interest rate swap agreements, which commenced on January 2, 1998, with an aggregate notional amount of $600,000. Under these swap agreements, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. In May 1998, two interest rate swap agreements, which were entered into in May 1995 and had an aggregate notional amount of $200,000, expired. In the first nine months of 1998, the weighted average variable and weighted average fixed interest rates on these swap agreements were 5.7% and 6.4%, respectively.

On September 26, 1997, the Company completed a private offering of 1,250,000 shares of Series E Preferred Stock at $100 per share. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000 shares of Series F Preferred Stock. The terms of the Series F Preferred Stock are the same as the terms of the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock.

On February 17, 1998, the Company completed a private offering of 2,500,000 shares of Series G Preferred Stock at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of Series H Preferred Stock. The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date with the net proceeds of one or more public offerings, subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006 plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010.

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

On April 20, 1998, the 364-day $150,000 credit facility with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents expired. As of September 30, 1998, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under its Bank Credit Facilities.


Recent Developments

Through November 13, 1998, the Company has completed two acquisitions in the specialty magazines and education segments with an aggregate purchase price of approximately $44,000.


Impact of Inflation

The impact of inflation was immaterial during 1997 and through the first nine months of 1998. Paper prices declined through the first nine months of 1997. Moderate paper price increases occurred in July 1997 and in January 1998 for most of the grades of paper used by the Company. In the first nine months of 1998, paper costs represented approximately 9% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and are expected to increase moderately in the first quarter of 1999. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

Year 2000 Readiness Disclosure


PRIMEDIA has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem potentially exists for most companies since many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. Although the Company does not believe that the Year 2000 problem will have a material effect on its operations or results, the Company has undertaken certain actions described below to mitigate the results thereof.

PRIMEDIA instituted a company-wide Year 2000 Project ("Project") beginning early 1997. The Project addresses issues regarding computer infrastructure, system software and third-party vendors. The Project has been divided into four phases:
(1) inventorying all computer systems and identifying those with Year 2000 issues; (2) assessment including prioritization; (3) remediation including modification, upgrading and replacement; and (4) testing. The Company's senior management and the Board of Directors receive regular updates on the status of the Project. As of September 30, 1998, phase 1 and 2 have been completed. The remediation and testing phases with respect to the Company's own operations are currently being performed and are expected to be completed by July 1999.

PRIMEDIA has communicated with significant third-party vendors that provide services to the Company's operations. This has enabled PRIMEDIA to assess the Year 2000 readiness of the third-party vendors and, in turn, the Company's vulnerability to their non-compliance. These vendors include paper suppliers and service entities that provide print and distribution services. Although the Company may not be able to assure itself as to the Year 2000 compliance by such vendors, the Company will remain involved with the vendors' progress and is in the process of developing contingency plans which are expected to be in place by March 1999.

The total costs associated with required remediation by the Company are expected to be approximately $11.0 million of which approximately $6.0 million had been expended through September 30, 1998 through funding from existing operations. The remaining $5.0 million is expected to be incurred by early 1999 and is not expected to have a material effect on the Company's liquidity or results of operations. These costs include the replacement of systems and equipment, outside consultants and software repairs. The project has been integrated into the Company's overall technology upgrading plans and no important information technology plans have been deferred.

At this time, the Company believes the risks associated with the Year 2000 problem lie within third-party vendor compliance. These risks are associated with certain production and distribution processes and could involve a loss of revenue. While an estimate of the revenue loss cannot be determined at this time, the Company believes that the diversity of its product lines would mitigate such risks until such time that the problem has been remedied.

Forward-Looking Information

This report contains cetain forward-looking statements concerning the Company's operations, economic performance, financial condition and Year 2000 problem activities. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events will occur which can affect the Company's results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

Form 8-K was filed on or about August 31, 1998 to report the divestiture of the Daily Racing Form, Inc. and its two wholly-owned subsidiaries, DRF Finance, Inc. and Daily Racing Form of Canada, Ltd. The filing included Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits. Included in Item 7 were unaudited pro forma statements of consolidated operations for the six months ended June 30, 1998 and for the year ended December 31, 1997 and an unaudited consolidated balance sheet at June 30, 1998.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)





Date: November 15, 1998         /s/  William F. Reilly
      -----------------         ----------------------------------------------
                                                (Signature)
                                Chairman, Chief Executive Officer and Director
                                         (Principal Executive Officer)






Date: November 15, 1998         /s/  Curtis A. Thompson
      -----------------         ----------------------------------------------
                                                (Signature)
                                      Vice President and Controller
                                      (Principal Accounting Officer)