Form 10-K405
period 1998-12-31
PRIMEDIA INC; PLAZA COMMUNICATIONS INC; EXCELLENCE IN TRAINING CORP; INDUSTRIAL TRAINING SYSTEMS CORP; INTELLICHOICE INC; BACONS INFORMATION INC; PRIMEDIA INTERTEC CORP; FILMS FOR THE HUMANITIES & SCIENCES INC; R E R PUBLISHING CORP; INTERMODAL PUBLISHING COMPANY LTD
filed 1999-03-25
CIK 884382, 720642, 767247, 801309, 849427, 871784, 884398, 884399, 884401, 884402

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

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

    The aggregate market value of the common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA at February 28, 1999 was approximately $246 million.

    As of February 28, 1999, 144,581,422 shares of PRIMEDIA's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
PRIMEDIA's notice of annual meeting and proxy statement for its 1999 annual meeting of shareholders into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                        EXACT NAME OF                          JURISDICTION OF       INDUSTRIAL         EMPLOYER
                   REGISTRANT AS SPECIFIED                     INCORPORATION OR    CLASSIFICATION     IDENTIFICATION
                       IN ITS CHARTER                            ORGANIZATION        CODE NUMBER         NUMBER
              ---------------------------------                ----------------  -------------------  -------------
American Guidance Service, Inc. .............................  Minnesota                   2731       41-0802162
AGS International Sales, Inc. ...............................  Minnesota                   2731       41-0982023
American Heat Video Productions, Inc. .......................  Missouri                    8299       43-1418177
The Apartment Guide of Nashville, Inc........................  Tennessee                   2741       62-1224076
Argus Publishers Corporation.................................  California                  2721       95-2219151
Bacon's Information, Inc. ...................................  Delaware                    7389       36-4011543
Bankers Consulting Company...................................  Missouri                    8299       43-1771756
Bowhunter Magazine, Inc. ....................................  Pennsylvania                2721       23-2667502
Cambridge Research Group, Ltd. ..............................  West Virginia               7812       55-0613105
Canoe & Kayak, Inc. .........................................  Delaware                    2721       41-1895510
Cardinal Business Media, Inc. ...............................  Delaware                    2721       23-2695564
Cardinal Business Media Holdings, Inc. ......................  Delaware                    2721       23-2695951
Channel One Communications Corp. ............................  Delaware                    4833       13-3783278
Climbing, Inc. ..............................................  Delaware                    2721       41-1885204
CommCorp. LLC................................................  California                  2721       95-4653392
Cover Concepts Marketing Services, LLC.......................  Delaware                    7319       04-3370389
Cowles Business Media, Inc. .................................  Connecticut                 2721       06-0935977
Cowles History Group, Inc. ..................................  Virginia                    2721       54-1606227
CSK Publishing Company Incorporated..........................  Delaware                    2721       13-3023395
Cumberland Publishing, Inc. .................................  Maryland                    2721       52-1758147
The Electronics Source Book, Inc. ...........................  Delaware                    2741       33-0645610
Excellence in Training Corporation...........................  Delaware                    8299       75-2532442
Films for the Humanities & Sciences, Inc. ...................  Delaware                    7812       13-1932571
Funk & Wagnalls Yearbook Corp. ..............................  Delaware                    2731       13-3603787
Gareth Stevens, Inc. ........................................  Wisconsin                   2731       39-1462742
GO LO Entertainment, Inc. ...................................  California                  7389       95-4307031
Guinn Communications, Inc. ..................................  Tennessee                   2741       62-1486552
Haas Publishing Companies, Inc. .............................  Delaware                    2741       58-1858150
Health & Sciences Network, Inc. .............................  California                  8299       95-3654568
Horse & Rider, Inc. .........................................  California                  2721       33-0480523
Intermodal Publishing Company, Ltd. .........................  New York                    2721       13-2633752
IDTN Leasing Corporation.....................................  Delaware                    8299       13-3414420
Industrial Training Systems Corporation......................  New Jersey                  8299       22-2070040
IntelliChoice, Inc. .........................................  California                  2721       77-0168905
Kitplanes Acquisition Company................................  Delaware                    2721       95-4617433
Law Enforcement Television Network, Inc. ....................  Texas                       8299       75-2257839
Lifetime Learning Systems, Inc. .............................  Delaware                    2741       13-3783276
Little Rock Apartment Guide, Inc. ...........................  Arkansas                    2741       74-2298918
Lockert Jackson & Associates, Inc. ..........................  Washington                  8299       91-1395126
Low Rider Publishing Group, Inc..............................  California                  2721       95-4307029
Maddux Publishing, Inc. .....................................  Florida                     2741       59-2338050
McMullen Argus Publishing, Inc. .............................  California                  2721       95-2663753
Memphis Apartment Guide, Inc. ...............................  Tennessee                   2741       62-0964956
Miramar Communications Inc. .................................  California                  2721       95-2845391
Pictorial, Inc. .............................................  Indiana                     2731       35-1616640
Plaza Communications, Inc. ..................................  California                  2721       95-3053189
PRIMEDIA Enthusiast Publications, Inc. ......................  Pennsylvania                2721       23-1577768
PRIMEDIA Holdings III Inc. ..................................  Delaware                    6719       13-3617238
PRIMEDIA Information Inc. ...................................  Delaware                    2721       13-3555670
PRIMEDIA Intertec Corporation ...............................  Delaware                    2721       48-1071277
PRIMEDIA Magazines Inc. .....................................  Delaware                    2721       13-3616344
PRIMEDIA Magazines Finance Inc. .............................  Delaware                    2721       13-3616343
PRIMEDIA Reference Inc. .....................................  Delaware                    2731       13-3603781
PRIMEDIA Special Interest Publications Inc. .................  Delaware                    2721       52-1654079
PRIMEDIA Ventures, Inc. .....................................  Delaware                    6799       13-4019919
PRIMEDIA Workplace Learning, Inc. ...........................  Texas                       8299       75-2110878

                                                                STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                        EXACT NAME OF                          JURISDICTION OF       INDUSTRIAL         EMPLOYER
                   REGISTRANT AS SPECIFIED                     INCORPORATION OR    CLASSIFICATION     IDENTIFICATION
                       IN ITS CHARTER                            ORGANIZATION        CODE NUMBER         NUMBER
              ---------------------------------                ----------------  -------------------  -------------
QWIZ, Inc. ..................................................  Delaware                    7372       58-2302364
R.E.R. Publishing Corporation................................  New York                    2721       13-3090623
RetailVision, Inc. ..........................................  Delaware                    2721       03-0339898
Simba Information ...........................................  Connecticut                 2721       06-1281600
Southwest Art, Inc. .........................................  Delaware                    2721       76-0233343
Symbol of Excellence Publishers, Inc. .......................  Alabama                     2721       63-0845698
Tel-A-Train, Inc.............................................  Delaware                    8299       75-2532446
The Virtual Flyshop, Inc. ...................................  Colorado                    2721       84-1318377
TI-IN Acquisition Corporation................................  Texas                       8299       75-2478738
TSECRP, Inc. ................................................  California                  2721       95-4259640
Vegetarian Times, Inc. ......................................  Illinois                    2721       36-3636836
Weekly Reader Corporation....................................  Delaware                    2721       13-3603780
Westcott Communications Michigan, Inc. ......................  Michigan                    8299       38-2955660
Westcott ECI, Inc. ..........................................  Texas                       8299       75-2475419
Western Empire Publications, Inc. ...........................  Delaware                    2721       95-3363328

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

                                 PRIMEDIA INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1998

                           CROSS REFERENCE SHEET FOR
                            PARTS I, II, III AND IV

                                                                                                                           PAGE
                                                                                                                           -----
PART I
 Item 1.                Business......................................................................................           1
 Item 2.                Properties....................................................................................           8
 Item 3.                Legal Proceedings.............................................................................           8
 Item 4.                Submission of Matters to a Vote of Security Holders...........................................           8

PART II
 Item 5.                Market for Registrant's Common Equity and Related Stockholder Matters.........................           9
 Item 6.                Selected Financial Data.......................................................................          10
 Item 7.                Management's Discussion and Analysis of Financial Condition and Results of Operations.........          12
 Item 7A.               Quantitative and Qualitative Disclosures About Market Risk....................................          24
 Item 8.                Financial Statements and Supplementary Data...................................................          25
 Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          62
PART III     --         Omitted, except Item 10 as to Executive Officers is included as part of Part I
                        Item 1........................................................................................          62

PART IV
 Item 14.               Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          62

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    PRIMEDIA Inc. (which together with its subsidiaries and its predecessors is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is a targeted media company providing highly specialized information in the consumer, business-to-business and education markets. In 1998, eighty-five percent of the Company's products held the number one or number two positions in the niches in which they compete. Some examples by segment include specialty magazines (specialty consumer: SEVENTEEN, SOAP OPERA DIGEST, FLY FISHERMAN, and technical and trade: TELEPHONY and NATIONAL REAL ESTATE INVESTOR); information (consumer: APARTMENT GUIDES, NEW HOME GUIDES, business: WARD'S and BACON'S); and education (classroom: CHANNEL ONE NETWORK and WEEKLY READER and workplace: Pictorial's APPOINTPAK software.

    The Company has achieved substantial revenue growth through the development of its brands, combined with its operating expertise and a successful acquisition strategy. For the period starting in 1994 through 1998, sales have grown at a compound annual rate of 13% to $1,573.6 million. Operating income in 1998 was $118.2 million compared to $10.2 million in 1994 (after charges for amortization and depreciation of $219.0 million in 1998 and $136.9 million in 1994.)

GROWTH STRATEGY

    PRIMEDIA's strategy is to address growing information needs in specific niche markets. Its portfolio of leadership brands utilizes the "full media arsenal" of print, live events, video and interactive, including the Internet, to reach its customers in the most effective means possible. The Company also adds ancillary and spin-off products to reach its customers.

    Many of the Company's products, such as those provided by PRIMEDIA's specialty consumer magazines, technical and trade magazines, CHANNEL ONE NEWS and the apartment and new and resale homes guides provide advertisers with an opportunity to directly reach niche market audiences. PRIMEDIA's products are a vital sales channel into these markets. In 1998, 42% of PRIMEDIA's revenues were related to such "lead generation" advertising. Only 9% of revenues were derived from brand awareness advertising.

    The Company has exploited the Internet to take advantage of the opportunities that this new medium affords our targeted media properties. The Company has 177 Internet sites which complement our product lines, and provide sources of additional revenue from content delivery, advertising, subscriptions and e-commerce.

    Within each segment, we take advantage of these trends toward targeted media. The Company's specialty magazines take advantage of trends in the specialty consumer market where advertising growth has substantially outpaced that of general interest magazine, broadcast television, radio and newspaper advertising growth since 1989. The Company's consumer and business information products are capitalizing on the trend towards targeted marketing and away from general interest sources such as newspapers and the increased spending by businesses for information. In classroom and workplace learning, PRIMEDIA is building on rising elementary and secondary school enrollments, increased spending on supplementary educational materials and the rapid growth in outsourced workplace education.

    The Company seeks to maximize its operating performance by capitalizing on its leading position in each of these growing markets. Each of PRIMEDIA's businesses has opportunities for expansion through both internal organic development and product-line acquisitions. Organic growth results from both market expansion and product innovation in conventional and new media formats. Growth through product-line acquisition is made possible by the constant availability of leading brands for sale in niche markets related to PRIMEDIA's business. To support this aspect of growth, the Company has successfully developed a selective and disciplined process of identifying, evaluating and integrating acquired companies. A significant source of funds for these product-line acquisitions is the cash generated by the Company's operations, which by their nature have high operating margins and low capital requirements. Net capital expenditures were approximately $55.2 million, $31.1 million and $28.8 million, or 3.5%, 2.1% and 2.1% of sales, in 1998, 1997 and 1996, respectively. Additionally, cash available for reinvestment is amplified because the Company pays virtually no income taxes. This results largely from having structured most of its acquisitions to create tax-deductible amortization of intangible assets which has generated net operating losses.

    Refer to Item 7 for a description of segment sales and income.

SPECIALTY MAGAZINES

    The specialty magazines segment consists of specialty consumer magazines and technical and trade magazines. In 1998, 63% of its 100 specialty consumer magazines and nearly 50% of its 79 technical and trade magazines, were number one in their respective markets. According to THE WALL STREET JOURNAL, PRIMEDIA is the largest magazine publisher in the United States of America by ad page count, and PRIMEDIA publishes more magazines than any other Company.

SPECIALTY CONSUMER MAGAZINES

    The Company is the largest specialty consumer magazine company in the U.S., with 100 titles including SEVENTEEN, SOAP OPERA DIGEST, FLY FISHERMAN, AMERICAN BABY, HORTICULTURE, POWER & MOTORYACHT and leadership positions in such categories as automotive, crafts, teens, outdoor recreation, city magazines and bridal. The principal sources for specialty consumer magazines' sales are endemic advertising, circulation and ancillary revenues. In the year ended December 31, 1998, approximately 54% of the sales were from advertising, 28% from circulation and 18% were from ancillary sources.

    Readers value specialty consumer magazines for their targeted editorial content and also rely on them as catalogs of products in the relevant topic areas. This catalog aspect makes the specialty consumer magazines important media buys for advertisers. Advertising sales for the Company's specialty consumer magazines are generated largely by in-house sales forces. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company's specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of quality and targeted editorial, which is provided by in-house and free-lance writers.

    The Company is the largest publisher of teen magazines. SEVENTEEN is the leading young women's fashion and beauty magazine based on both circulation and advertising pages, with fashion, boys, beauty, talent and lifestyle editorial targeted to girls aged 12 to 24. SEVENTEEN'S monthly rate base is 2.35 million and its total monthly readership is 14.2 million. Its principal competitor is YM. SEVENTEEN competes for circulation based on the nature and quality of its editorial. It offers several special issues and a frequently visited Internet site, SEVENTEEN.COM. The 1998 acquisition of nine titles including TEEN BEAT and BOP formed the new Youth Entertainment Group and gave the Company access to the 10 to 13 age market.

    In the soap opera publication area, in 1998, PRIMEDIA commanded a 75% market share through its SOAP OPERA DIGEST and SOAP OPERA WEEKLY. SOAP OPERA DIGEST has been a weekly publication since 1997 with a 1998 average circulation of 1.1 million per week. SOAP OPERA WEEKLY had an average 1998 circulation of 406,000. Both publications are distributed mainly at supermarket, convenience store and drugstore checkout counters with SOAP OPERA DIGEST also having a significant subscriber base. In early 1999, two of the Company's main competitive soap opera magazines closed publication. SOAP OPERA DIGEST and SOAP OPERA WEEKLY compete for circulation on the basis of editorial content and quality against such publications as SOAP OPERA UPDATE and SOAPS IN DEPTH, both of which have substantially lower circulation.

    The Company publishes 31 automotive enthusiast magazines, including AUTOMOBILE, catering to the high-end automotive market, as well as such highly specialized titles as LOWRIDER, the largest selling retail magazine in the automotive category, TRUCKIN', the leading truck customization publication, MUSCLE MUSTANG & FAST FORDS, VETTE and SPORT COMPACT CAR.

    In the baby care category, the Company publishes AMERICAN BABY, a monthly publication distributed to approximately 1.5 million expectant and new parents, HEALTHY KIDS, a bi-monthly publication for parents and children from birth to age ten, plus a series of ancillary products such as cable television, sampling and couponing programs. The unit's principal competitor is BABY TALK.

    The Company is a leading provider of information for brides through MODERN BRIDE plus 13 regional bridal magazines, and owns two city magazines, CHICAGO and NEW YORK.

    In the outdoor recreation market, the Company is the leading publisher of magazines for fishing enthusiasts with such titles as FLY FISHERMAN and IN-FISHERMAN, and for equine enthusiasts with such titles as EQUUS and PRACTICAL HORSEMAN. Other leading outdoor recreation titles include SAIL, POWER & MOTORYACHT and SURFING.

    The Company has a mix of sales between retail (largely newsstand and other retail outlets) and subscription with a mix more heavily weighted toward retail. The 1998 acquisition of Cowles Enthusiast Media balanced the mix between retail and subscription.

    The Company introduced 33 new products in 1998, including special issues, ancillary products and Internet sites.

TECHNICAL AND TRADE MAGAZINES

    The company is the third largest U.S. publisher of technical and trade magazines with 79 titles that provide vital information to professionals in such fields as telecommunications (TELEPHONY), agriculture (SOYBEAN DIGEST), transportation (FLEET OWNER), real estate (NATIONAL REAL ESTATE INVESTOR), professional services (REGISTERED REPRESENTATIVE), and marketing (CATALOG AGE). In 1998, 81% of these titles ranked number one or two in the fields they serve based on advertising pages. In 1998, 85% of revenues was derived from advertising as these magazines are distributed on a controlled circulation basis, meaning that they are distributed free of charge to readers.

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

    In addition to its technical and trade magazines, the Company sponsors seminars and trade shows, serving the advertisers and readers of the corresponding publications, including LIGHTING DIMENSIONS INTERNATIONAL, INTERNATIONAL WIRELESS COMMUNICATIONS EXPO and THE SATELLITE COMMUNICATIONS EXPO & CONFERENCE.

    In 1998, the Company increased its spending on Internet site development and expects to be a leader in developing vertical online communities enabling its readers to gain additional information and services and advertisers to reach our targeted customers. These vertical online communities will be an additional source of revenue. Some sites include TELEPHONY'S INTERNETTELEPHONY.COM, the agriculture group's HOMEFARM.COM and the publishing group's MEDIACENTRAL.COM.

INFORMATION

    The Company produces over 200 highly targeted consumer and business information products, most of which hold dominant positions in their niche markets. The Company's premier consumer information products include Apartment Guides, such business directories include Bacon's for public relations professionals and INTELLICHOICE, which is largely Internet delivered, for automotive buyers.

    The growth in advertising supported consumer information (e.g.--targeted free publications, such as the Apartment Guides) is being driven by the desire of advertisers to reach their customers as cost effectively as possible. From 1995 to 2005, advertising revenue generated from free shopping guides is expected to nearly double. Consequently, Apartment Guides and PRIMEDIA's other targeted free publications should continue to provide significant opportunities for growth through new ventures and acquisitions. Business directories capitalize on the growth in directory spending which is expected to increase 75% between 1996 and 2001.

CONSUMER INFORMATION

    The Company is the largest publisher of rental apartment guides in the U.S. with 70 local versions of its apartment guides, most of which are distributed monthly and provide informational listings about featured apartment communities. Advertising community managers who need to fill vacant apartments and who represent 100% of the apartment guide sales pay for these listings. The Company is the dominant information provider in apartment guides and continues to gain in market share from newspaper classifieds and competitors due to the cost effectiveness of its products as measured by cost per lease to the advertiser. The Company's only national competitor, FOR RENT, is present in 42 of the Company's markets. In those markets, on average, the Company captured 53% of total 1998 advertising pages, with FOR RENT capturing 47% of such pages.

    In 1998, the Company's presence on the Internet through APARTMENTGUIDE.COM was expanded through agreements with Excite, Netscape, Webcrawler and Yahoo!, and the site, which carries all advertising included in the print products, became the largest apartment rental site on the Internet.

    In 1998, the Company became a leader in new home guides through the acquisition of 12 guides in seven major markets including northern California, southern California, Denver, Phoenix, Dallas-Fort Worth, Tampa Bay and Columbus. These guides were added to the existing new home guides in the Philadelphia, New Jersey, Raleigh, Atlanta and Austin markets.

    A strategic advantage is the Company's DistribuTech Division which is the nation's largest distributor of free publications, including its own consumer directories and over 1,300 other titles. In 1998, it managed the distribution of HPC Publications' and other publishers' free publications to over 21,000 grocery, convenience, video and drug stores in 64 metropolitan areas, as well as universities, military bases and major employers. The majority of these locations are operated under exclusive distribution agreements. The Company's consumer information guides typically are displayed in free-standing, multi-pocket racks. DistribuTech generates substantial revenues by leasing additional distribution rack pockets to other publications that it also distributes. DistribuTech competes on the basis of its prime retail locations for its rack program.

BUSINESS INFORMATION

    The Company, with over 100 products, is the leading publisher of directories and databases addressing the specialized information needs of professionals in such areas as government information technology procurement (FEDERAL SOURCES, INC.), public relations (BACON'S INFORMATION), performing arts (MUSICAL AMERICA), transportation (WARD'S and INTELLICHOICE), construction (MACHINERY INFORMATION DIVISION) and media (SIMBA). These databases are increasingly being made available via CD-ROM or the Internet in addition to print. This allows for greater functionality to the user (updatability of the product as a data management system), and opportunity for product and brand extension. Databases are compiled by an in-house editorial staff, marketed directly to subscribers and advertisers primarily by an in-house staff and distributed predominantly on a paid subscription basis.

    The Company also publishes periodicals that provide in-depth information on selected markets. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes, in print and electronic formats, used vehicle valuation information. Other databases include THE ELECTRONICS SOURCE BOOK and AC-U-KWIK.

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

    In 1998, the Company acquired Federal Sources, Inc. (FSI). FSI is the leading provider of information technology-related databases to companies competing for public sector information technology contracts. Its products are delivered via the Internet and FSI is also expanding its presence at the state and municipality level.

EDUCATION

    The Company is a leading provider of supplemental educational materials and programming in the United States, targeting both classroom and workplace learning. PRIMEDIA's best-known brands in classroom learning include Channel One and WEEKLY READER, and in workplace learning, PRIMEDIA Workplace Learning. Classroom learning takes advantage of the growth in spending on supplementary educational materials and the projected increases in elementary and secondary school enrollments over the next decade (in particular, school enrollments are expected to rise 4% between 1997 and 2007). Workplace learning focuses on the $14 billion outsourced training market which is expected to rise 121% between 1995 and 2005.

CLASSROOM LEARNING

    The Company is one of the largest supplemental education companies in the U.S., with such properties as CHANNEL ONE NETWORK, WEEKLY READER, Films for the Humanities and Sciences ("Films") and American Guidance Service.

    Channel One's Network news program, CHANNEL ONE NEWS, is the only daily news program targeted to secondary school students. CHANNEL ONE NEWS broadcasts every school day via satellite to over eight million students and 350,000 educators in approximately 12,000 secondary schools in the United States, reaching more students than any other electronically delivered educational product. CHANNEL ONE NEWS has ten times the teenage audience of the evening newscasts of ABC, CBS, NBC and the cable networks combined.

    Schools sign up for the CHANNEL ONE NETWORK service under a three-year contract pursuant to which they agree to show CHANNEL ONE NEWS, in its entirety, on at least 90% of all school days. CHANNEL ONE NETWORK provides to schools a turnkey system of video cassette recorders and networked televisions. These products and services are provided to schools at no charge; sales are generated by two minutes of advertising shown during the 12-minute daily newscast. In addition, CHANNEL ONE CONNECTION provides 90 minutes of educational programming per school day at no charge. Substantially all school contracts have come up for renewal at least once and approximately 99% have been renewed in each renewal cycle.

    CHANNEL ONE NETWORK has a library of over 1,600 broadcasts including approximately 225 single subject series, 60 of which have been released as educational videos. The Company's CHANNELONE.COM online network and its TEACH1.COM provide supplemental information to students and educators.

    CHANNEL ONE NEWS has no direct competition in the schools but does compete for advertising dollars with other media aimed at teenagers. In the fourth quarter of 1998, CHANNEL ONE NEWS achieved "sold-out" advertising status for the first time. The Company's primary competitive advantage is its total audience of over eight million teenagers each school day.

    WEEKLY READER is the best-known and highest-circulation student newspaper in the United States, with over 6.3 million subscriptions for elementary school students alone. WEEKLY READER and its related products are sold in approximately 65% of all elementary schools and 55% of all secondary schools, and for the 1997-1998 school year had a 52% share of the elementary school market and a 37% share of the secondary school market.

    For the secondary school market, WEEKLY READER publishes eight other periodicals: READ MAGAZINE, WRITING, CURRENT EVENTS, CURRENT HEALTH I AND II, CAREER WORLD and KNOW YOUR WORLD EXTRA. The Company's main competitors in these markets are Scholastic Corporation and Time Warner, Inc. WEEKLY READER generally competes on the basis of editorial quality, content and value.

    Films is the exclusive distributor of approximately 6,500 educational videos, videodiscs, CD-ROMs and related products that are sold primarily by direct mail to teachers, instructors and librarians serving primarily grades 8 to 12 and college markets. Films is the largest distributor of such products to colleges and high schools and competes on the basis of quality and breadth of the subject matter. In 1998, it acquired Cambridge Educational adding an additional 4,700 videos and CD-ROMs.

    American Guidance Service, acquired in 1998, is the largest provider of individualized tests and assessments for students with special needs. The unit is taking advantage of the growing focus by school districts on assessment and curricular needs of such students.

WORKPLACE LEARNING

    PRIMEDIA Workplace Learning is a leading provider of high quality accreditation-oriented vocational networks, largely delivered via satellite, and associated products such as video programming, print and computer based products. It is a leader in such markets as automotive (AUTOMOTIVE SATELLITE TELEVISION NETWORK), industrial (INDUSTRIAL TRAINING SYSTEMS), healthcare (HEALTH AND SCIENCES TELEVISION NETWORK) government (LAW ENFORCEMENT TRAINING NETWORK) and banking (BANKERS TRAINING AND CONSULTING COMPANY). Its Pictorial unit is the largest provider of specialized training and certification products for the insurance industry and QWIZ is the leading provider of computer-based office skills testing.

    During 1998 and the first quarter of 1999, the Company further refined its workplace learning strategy, and closed its executive education units (EXEN and IDTN) and four small, start-up networks (see Recent Developments).

PRODUCTION AND FULFILLMENT

    Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services can be purchased at good prices. With the exception of video products of PRIMEDIA Workplace Learning, Channel One and Films, and most Internet sites, all other production of electronic and video products is performed by third party vendors.

    The principal raw material used in the Company's products is paper. The Company has paper supply contracts and, in almost all cases, supplies paper used by its outside printers. The Company believes that even if at some point in the future paper is in limited supply, the existing arrangements providing for the supply of paper will be adequate. The Company was able to meet its paper requirements during 1998. In 1998, approximately 47% and 20% of the Company's paper purchases were supplied through Lindenmeyr Central and Graphic Communications, respectively. The Company's relationship with these suppliers is good and is expected to continue to be good for the foreseeable future.

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

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of PRIMEDIA:

     NAME                                                  AGE                           POSITION(S)
-----------------------------------------------------      ---      -----------------------------------------------------
William F. Reilly....................................          60   Chairman of the Board and Chief Executive Officer and
                                                                      Director
Charles G. McCurdy...................................          43   President and Director
Beverly C. Chell.....................................          56   Vice Chairman, General Counsel, Secretary and
                                                                      Director
Curtis A. Thompson...................................          47   Vice President
Richard J. LeBrasseur................................          56   Vice President
Michaelanne C. Discepolo.............................          46   Vice President, Human Resources
Douglas B. Smith.....................................          38   Vice President and Treasurer
Robert J. Sforzo.....................................          51   Vice President and Controller

    Mr. Reilly is Chairman of the Board, Chief Executive Officer and a Director of PRIMEDIA. Mr. Reilly is also a director of FMC Corporation.

    Mr. McCurdy is President and a Director of PRIMEDIA and was Treasurer from 1991 to August 1993.

    Ms. Chell is Vice Chairman, General Counsel, Secretary and a Director of PRIMEDIA.

    Mr. Thompson had been Vice President and Controller of PRIMEDIA since November 1991. In October 1998, he was named to the position of President and Chief Executive Officer of the PRIMEDIA Information Group while retaining the title of Vice President.

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

    Mr. Sforzo has been Vice President and Controller of PRIMEDIA since October 1998. Prior to that time, he was the Vice President of Internal Audit starting in June 1997. From September 1994 to June 1997 he was the Executive Vice President and Chief Financial Officer of The Katharine Gibbs Schools, Inc. Prior to that time, he was the Corporate Controller at The Olsten Corporation.

    The business address of the above executive officers of the Company is the address of the principal executive office of PRIMEDIA.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 7,600 full- and part-time employees, of whom none were union members. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

    The Company's principal leased properties used by the specialty magazines segment are located in California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan, Minnesota, Mississippi, New York, Pennsylvania, Texas and Virginia; used by the information segment are located in Arizona, California, Colorado, Georgia, Illinois, Maryland, New Jersey, New York and Virginia; and used by the education segment are located in California, Connecticut, Georgia, Indiana, Minnesota, New Jersey, New York, Ohio, Tennessee, Texas, West Virginia and Wisconsin. Property is owned by the Company and used in the specialty magazines segment in California, Illinois, Indiana, Minnesota and Mississippi, in the information segment in New Jersey and Georgia and in the education segment in Minnesota and West Virginia. The Company's only production facilities are small printing operations for Films, broadcast production facilities for PRIMEDIA Workplace Learning and Channel One and video duplicating facilities for PRIMEDIA Workplace Learning and Films. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 1998, to which the Company is or was a party other than ordinary routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    PRIMEDIA Common Stock is listed on the New York Stock Exchange. As of February 28, 1999, there were 268 holders of record of PRIMEDIA Common Stock. The Company has not and has no present intention to pay dividends on its Common Stock. High and low sales prices for 1998 and 1997 were as follows:

                                                                       1998 SALES PRICE
                                                                     --------------------
QUARTER ENDED                                                          HIGH        LOW
-------------------------------------------------------------------  ---------  ---------
March 31...........................................................  $14 7/8    $11 13/16
June 30............................................................  $15        $12 13/16
September 30.......................................................  $13 13/16  $ 9 1/4
December 31........................................................  $11 15/16  $ 9 5/8


                                                                       1997 SALES PRICE
                                                                     --------------------
QUARTER ENDED                                                          HIGH        LOW
-------------------------------------------------------------------  ---------  ---------
March 31...........................................................  $12 3/4    $ 9 1/2
June 30............................................................  $13 1/8    $10
September 30.......................................................  $12 3/4    $10 3/4
December 31........................................................  $13 7/16   $11 5/8

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                                                                      YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1998        1997         1996         1995         1994
                                                   ----------  -----------  -----------  -----------  -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Sales, net.......................................  $1,573,573  $ 1,487,595  $ 1,374,449  $ 1,046,329  $   964,648
Depreciation and amortization....................     218,969      184,165      190,702      192,276      136,866
Other (income) charges(1)........................      (7,216)     138,640           --       50,114       15,025
Operating income (loss)(2).......................     118,157      (20,793)      85,901      (26,275)      10,203
Interest expense.................................     144,442      136,625      124,601      105,837       78,351
Income tax benefit(3)............................          --        1,685       53,300       59,600       42,100
Income (loss) before extraordinary charge........     (37,736)    (157,439)      17,597      (75,435)     (29,529)
Extraordinary charge-extinguishment of debt(4)...          --      (15,401)      (9,553)          --      (11,874)
Net income (loss)(2).............................     (37,736)    (172,840)       8,044      (75,435)     (41,403)
Preferred stock dividends(5).....................      63,285       65,073       43,526       28,978       25,959
Loss applicable to common shareholders...........    (101,021)    (237,913)     (35,482)    (104,413)     (67,362)
Basic and diluted loss applicable to common
  shareholders per common share(2)(6):
  Loss before extraordinary charge...............  $     (.71) $     (1.72) $      (.20) $      (.92) $      (.55)
                                                   ----------  -----------  -----------  -----------  -----------
                                                   ----------  -----------  -----------  -----------  -----------
  Net loss.......................................  $     (.71) $     (1.84) $      (.27) $      (.92) $      (.67)
                                                   ----------  -----------  -----------  -----------  -----------
                                                   ----------  -----------  -----------  -----------  -----------
Basic and diluted common shares outstanding......  142,529,024 129,304,900  128,781,518  113,218,711  101,171,427
OTHER DATA:
EBITDA(7)........................................  $  329,910  $   302,012  $   276,603  $   216,115  $   162,094
Capital expenditures, net........................      55,238       31,108       28,790       23,414       14,184
Net cash provided by operating activities........     140,804      125,360      150,192       64,062       64,890
Net cash used in investing activities............    (609,621)    (185,725)    (721,709)    (318,712)    (442,126)
Net cash provided by financing activities........     470,377       46,688      580,946      263,644      383,924


                                                                          AT DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1998        1997         1996         1995         1994
                                                   ----------  -----------  -----------  -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $   24,538  $    22,978  $    36,655  $    27,226  $    18,232
Working capital (deficiency)(8)..................    (234,045)    (146,245)     (44,705)     (56,560)       1,338
Intangible assets, gross.........................   3,171,598    2,508,650    2,649,805    1,996,564    1,656,590
    Less: accumulated amortization...............     914,854      736,597      896,824      762,393      602,542
                                                   ----------  -----------  -----------  -----------  -----------
Intangible assets, net...........................   2,256,744    1,772,053    1,752,981    1,234,171    1,054,048
Total assets.....................................   3,041,074    2,485,990    2,552,215    1,881,416    1,589,692
Long-term debt(9)................................   1,928,892    1,656,541    1,565,686    1,134,916    1,034,689
Exchangeable preferred stock.....................     557,841      470,280      442,729      231,606      216,229
Common stock subject to redemption...............       2,964        4,376        5,957       28,022       16,552
Shareholders' equity (deficiency):
    Common stock.................................       1,470        1,298        1,283        1,259        1,053
    Additional paid-in capital...................     979,720      780,191      772,642      748,194      572,940
    Accumulated deficit..........................  (1,030,032)    (929,011)    (691,098)    (655,616)    (551,203)
    Accumulated other comprehensive loss.........      (1,720)      (1,543)      (1,270)      (1,275)      (1,324)
    Common stock in treasury, at cost............     (33,141)     (13,158)          --           --           --
                                                   ----------  -----------  -----------  -----------  -----------
Total shareholders' equity (deficiency)..........  $  (83,703) $  (162,223) $    81,557  $    92,562  $    21,466
                                                   ----------  -----------  -----------  -----------  -----------
                                                   ----------  -----------  -----------  -----------  -----------

                       (See notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1) Represents (gain) loss on the sales of businesses, net and other in 1998, 1997, 1995 and 1994 and provision for restructuring and other costs in 1995.

(2) The adoption of a change in method of accounting for internal use software costs effective January 1, 1998, resulted in an increase in operating income, an equal decrease in net loss and a decrease in basic and diluted loss per common share of approximately $12,450 ($.09 per share) for the year ended December 31, 1998.

(3) At December 31, 1998 and 1997, the Company's management determined that no adjustment to net deferred income tax assets was required. In prior years, management determined that a portion of the net deferred income tax assets would likely be realized and accordingly, the Company recorded an income tax benefit of $53,300 in 1996, $59,600 in 1995 and $42,100 in 1994. For the
    year ended December 31, 1997, the Company recorded an income tax carryback claim of $1,685. At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") and capital loss carryforwards of approximately $901,400 which will be available to reduce future taxable income. In addition, management estimates that approximately $1,130,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

(4) Represents the write-off of unamortized deferred financing costs. For the years ended December 31, 1997 and 1996, amount also includes the premiums paid on the redemptions of the 10 5/8% Senior Notes.

(5) Includes the premiums paid on the redemptions of the $11.625 Series B Exchangeable Preferred Stock ("Series B Preferred Stock") and the $2.875 Senior Exchangeable Preferred Stock in 1998 and 1997, respectively. In 1997, the Company recorded a preferred stock dividend accrual in the amount of $9,517. Of the total dividend accrual recorded in 1997, the amounts that relate to prior periods were not material.

(6) Basic and diluted loss per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 15 of the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

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

(8) Includes current maturities of long-term debt and net assets held for sale, where applicable.

(9) Excludes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

INTRODUCTION

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included herein. The Company organizes its businesses into three segments: specialty magazines, information and education.

    Management believes a meaningful comparison of the results of operations for 1998, 1997 and 1996 is obtained by using segment information as well as results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"), which are either sold businesses or product discontinuances. In 1998, the Company reclassified certain product lines as Non-Core Businesses and has restated prior periods accordingly. The Non-Core Businesses include: (i) Krames Communications Incorporated ("Krames"), The Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), NEW WOMAN, Intertec Mailing Services, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), STAGEBILL, Nelson Information Inc. ("Nelson"), THE DAILY RACING FORM and certain enthusiast titles which have been divested, and
(ii) the Funk and Wagnalls' products and certain enthusiast titles which are being discontinued. Management believes that this presentation is the most useful way to analyze the historical trends of its businesses.

    In 1998, the Company reclassified PRIMEDIA Reference from the information segment to the education segment and has restated prior periods accordingly. The Company's management believes that the education segment is more reflective of the focus of the PRIMEDIA Reference products.

SELECTED FINANCIAL DATA

    PRIMEDIA is a targeted media company, focused on highly specialized niches of the specialty magazine, information and education markets.

    SPECIALTY MAGAZINES (60.6% of sales from Continuing Businesses, 76.5% of operating income from Continuing Businesses before corporate overhead and 53.2% of EBITDA from Continuing Businesses before corporate overhead): Includes 100 specialty consumer magazines such as SEVENTEEN, SOAP OPERA DIGEST, NEW YORK, CHICAGO, AMERICAN BABY and FLY FISHERMAN plus 79 technical and trade magazines including TELEPHONY, FLEET OWNER and REGISTERED REPRESENTATIVE.

    This segment focuses on reaching enthusiasts, or those interested in the key topics (hobbies, lifestyles, industry, etc.) that its customers demand, while providing its advertisers with the most efficient mechanism for reaching the targeted audience through print, the Internet and other allied products.

    INFORMATION (17.8% of sales from Continuing Businesses, 35.9% of operating income from Continuing Businesses before corporate overhead and 21.1% of EBITDA from Continuing Businesses before corporate overhead): Includes over 100 consumer guides such as Apartment Guides, New Homes Guides, MICROTIMES, and over 100 specialized directories.

    The information segment produces consumer and business information products in a variety of formats, including print, CD-ROM and the Internet, for decision makers in business, professional and special interest consumer markets.

    EDUCATION (21.6% of sales from Continuing Businesses, (12.4)% of operating income from Continuing Businesses before corporate overhead and 25.7% of EBITDA from Continuing Businesses before corporate overhead): Includes classroom learning products such as CHANNEL ONE NEWS, WEEKLY READER,

Films for the Humanities and Sciences, American Guidance Service plus PRIMEDIA Workplace Learning.

    This segment targets grades Kindergarten through 12 with highly targeted supplemental periodicals, video and network products to help teach students and is also the leading provider of high-quality workplace learning programs in such fields as healthcare, automotive, banking and insurance.

    In 1998, PRIMEDIA completed its focusing program to accelerate growth by divesting Non-Core Businesses. Proceeds from the sales of the Non-Core Businesses in 1998 were $61,090 net of direct selling expenses. In 1998, the Company recorded a gain on sales of businesses of $19,716, associated with the sales of THE DAILY RACING FORM, Nelson and certain enthusiast titles. As a result, the Company's focusing program generated total proceeds of $232,665 and resulted in a cumulative net loss on sales of businesses and other of $118,924 for the two-year period ended December 31, 1998.

    Additional selected financial data for the Company organized on the foregoing basis are presented below:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Sales, Net:
  Continuing Businesses:
      Specialty Magazines...............................................  $    927,501  $    714,464  $    629,001
      Information.......................................................       272,819       228,145       190,014
      Education.........................................................       330,790       269,246       209,366
                                                                          ------------  ------------  ------------
        Subtotal........................................................     1,531,110     1,211,855     1,028,381
  Non-Core Businesses...................................................        42,463       275,740       346,068
                                                                          ------------  ------------  ------------
        Total...........................................................  $  1,573,573  $  1,487,595  $  1,374,449
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Depreciation, Amortization and Other Charges(1):
  Continuing Businesses:
      Specialty Magazines...............................................  $     94,152  $     66,407  $     71,195
      Information.......................................................        30,339        33,971        25,940
      Education.........................................................       105,542        71,702        54,589
      Corporate.........................................................         1,284            99           779
                                                                          ------------  ------------  ------------
        Subtotal........................................................       231,317       172,179       152,503
  Non-Core Businesses...................................................       (19,564)      150,626        38,199
                                                                          ------------  ------------  ------------
        Total...........................................................  $    211,753  $    322,805  $    190,702
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Operating Income (Loss):
  Continuing Businesses:
      Specialty Magazines...............................................  $     92,952  $     93,055  $     65,598
      Information.......................................................        43,630        29,671        31,413
      Education.........................................................       (15,142)       10,131        11,962
      Corporate.........................................................       (29,608)      (25,644)      (22,276)
                                                                          ------------  ------------  ------------
        Subtotal........................................................        91,832       107,213        86,697
  Non-Core Businesses...................................................        26,325      (128,006)         (796)
                                                                          ------------  ------------  ------------
        Total...........................................................       118,157       (20,793)       85,901

                                                   (CONTINUED ON FOLLOWING PAGE)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Other Income (Expense):
  Interest expense......................................................      (144,442)     (136,625)     (124,601)
  Amortization of deferred financing costs..............................        (3,046)       (3,071)       (3,662)
  Other, net............................................................        (8,405)        1,365         6,659
                                                                          ------------  ------------  ------------
Loss before income tax benefit and extraordinary charge.................       (37,736)     (159,124)      (35,703)
Income tax benefit......................................................            --         1,685        53,300
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary charge...............................       (37,736)     (157,439)       17,597
Extraordinary charge--extinguishment of debt............................            --       (15,401)       (9,553)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $    (37,736) $   (172,840) $      8,044
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------
(1) Other charges include (gain) loss on the sales of businesses, net and other in 1998 and 1997.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 26.3% to $1,531,110 in 1998 from $1,211,855 in 1997, due to sales increases in all segments. Sales as reported, including the Non-Core Businesses, increased by 5.8% in 1998 as compared to the same period in 1997.

    Operating income from Continuing Businesses decreased 14.3% to $91,832 during 1998 from $107,213 during the same period in 1997. This decrease was attributable to increased paper costs, management reorganization costs, the EXEN shutdown provision, the satellite failure at Channel One as well as the reduced margins at SOAP OPERA DIGEST due to the change from a bi-weekly to a weekly publication. In addition, amortization expense increased due to the write-off of EXEN's goodwill and other intangible assets as well as acquisitions. These factors were partially offset by the sales increases during 1998. Operating income (loss) as reported, including the Non-Core Businesses, increased to $118,157 in 1998 from $(20,793) during the same period in 1997. The change is primarily due to the $138,640 provision for loss on the sale of certain Non-Core Businesses recorded during the third quarter of 1997.

    Interest expense increased by 5.7% during 1998 as compared to 1997. Additional interest from increased borrowings to fund acquisitions during the period was partially mitigated by interest savings associated with the 1998 offerings (see Financing Arrangements).

    Other expense, net in 1998 primarily represents a final legal settlement relating to the acquisition of McMullen and Yee.

    The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1998 and 1997.

SPECIALTY MAGAZINES:

    Sales from Continuing Businesses increased 29.8% to $927,501 in 1998 from $714,464 in 1997, due to advertising and circulation growth at various specialty consumer and technical and trade magazines, particularly SEVENTEEN, as well as approximately $185,700 from acquisitions.

    Operating income from Continuing Businesses decreased $103 to $92,952 in 1998 from $93,055 in 1997, due to increased goodwill and other intangible amortization expense resulting from acquisitions, the SOAP OPERA DIGEST frequency change, weakness in the soap opera market, Cowles acquisition integration costs, increased paper costs and management reorganization costs. These factors were offset by the sales growth during the period.

    Results from Continuing Businesses exclude NEW WOMAN, STAGEBILL, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued.

INFORMATION:

    Sales from Continuing Businesses increased 19.6% to $272,819 in 1998 from $228,145 in 1997. This increase is attributable to approximately $22,500 of advertising and distribution revenue growth at the apartment and new homes guides, as well as strong growth at Bacon's and acquisitions, offset by a one-time telemarketing write-off at PRIMEDIA Information.

    Operating income from Continuing Businesses increased 47.0% to $43,630 in 1998 from $29,671 in 1997, due largely to the strong sales growth.

    Results from Continuing Businesses exclude THE DAILY RACING FORM and Nelson.

EDUCATION:

    Sales from Continuing Businesses increased 22.9% to $330,790 in 1998 from $269,246 in 1997 primarily attributable to approximately $63,300 from acquisitions, offset by lower revenues at certain PRIMEDIA Workplace Learning networks. Advertising revenue also declined at Channel One due to the failure of PanAmSat's Galaxy IV satellite, which interrupted broadcasting for two weeks during the second quarter.

    Operating income (loss) from Continuing Businesses decreased to $(15,142) in 1998 from $10,131 in 1997, due to the EXEN shutdown provision, including the write-off of goodwill and other intangible assets, the satellite failure at Channel One and management reorganization costs.

    Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products.

CORPORATE:

    Corporate expenses increased to $29,608 in 1998 from $25,644 in 1997, largely attributable to an increase in corporate headcount which is reflective of the growth of the Company.

NON-CORE BUSINESSES:

    Sales from Non-Core Businesses declined to $42,463 in 1998 from $275,740 in 1997 due to the divestitures of most of the Non-Core Businesses during 1997.

    Operating income (loss) from Non-Core Businesses increased to $26,325 in 1998 from $(128,006) in 1997, largely attributable to losses on the sales of certain Non-Core Businesses in 1997.

1997 COMPARED TO 1996

CONSOLIDATED RESULTS

    Sales from Continuing Businesses increased 17.8% to $1,211,855 in 1997 from $1,028,381 in 1996 due to sales increases in all segments. Sales as reported, including the Non-Core Businesses, increased by 8.2% in 1997 over 1996.

    Operating income from Continuing Businesses increased 23.7% to $107,213 during 1997 from $86,697 during 1996. This increase is attributable to the sales increase as well as declines in paper costs which began in 1996.

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

    At December 31, 1997 and 1996, management of the Company reviewed recent operating results for the years then ended and projected future operating results for the years through 2003. The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1997 and that an income tax benefit of $53,300 should be recognized at December 31, 1996 associated with the partial recognition of NOLs and other deferred income tax assets. The Company reported a Federal income tax carryback claim of $1,685 in 1997.

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

SPECIALTY MAGAZINES

    Sales from Continuing Businesses increased 13.6% to $714,464 in 1997 from $629,001 in 1996 due to approximately $24,400 of advertising and circulation growth at SEVENTEEN, which achieved record revenues in 1997, and at SOAP OPERA DIGEST, which became a weekly publication during 1997. Technical and trade magazines also showed strong growth, and revenue from Internet advertising, while still a small portion of the segment, grew significantly. Acquisitions such as LOWRIDER, MUSCLE MUSTANG & FAST FORDS, SURFING, REGISTERED REPRESENTATIVE and MIX, also contributed approximately $51,500 to the sales growth.

    Operating income from Continuing Businesses increased 41.9% to $93,055 in 1997 from $65,598 in 1996 due to the sales increase as well as declines in paper costs, which began in 1996.

    Results from Continuing Businesses exclude NEW WOMAN, STAGEBILL, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued.

INFORMATION

    Sales from Continuing Businesses increased 20.1% to $228,145 from $190,014 in 1996. This increase is largely attributable to growth at the Apartment Guides approximating $32,000, including the start-up of new guides and acquisitions, and strong performance at Bacon's and the directory units.

    Operating income from Continuing Businesses decreased 5.5% to $29,671 in 1997 from $31,413 in 1996, largely attributable to an increase in amortization expense resulting from acquisitions, partially offset by sales increases.

    Results from Continuing Businesses exclude THE DAILY RACING FORM and Nelson.

EDUCATION

    Sales from Continuing Businesses increased 28.6% to $269,246 from $209,366 in 1996. The increase is attributable to advertising growth at Channel One, and the acquisitions of PRIMEDIA Workplace Learning, QWIZ, Cover Concepts and Pictorial which added approximately $44,000 to sales growth.

    Operating income from Continuing Businesses decreased 15.3% to $10,131 in 1997 from $11,962 in 1996 due primarily to increased goodwill and other intangible amortization expense resulting from acquisitions.

    Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products.

CORPORATE

    Corporate expenses increased to $25,644 in 1997 from $22,276 in 1996, largely attributable to an increase in corporate headcount which is reflective of the growth of the Company as well as a one-time executive death benefit.

NON-CORE BUSINESSES

    Sales from Non-Core Businesses declined 20.3% to $275,740 from $346,068 in 1996. Most of this decline resulted from the divestitures of Krames, Katharine Gibbs and NEW WOMAN during 1997, and lower revenue levels at Newbridge (excluding Films for the Humanities and Sciences) and THE DAILY RACING FORM. The operating loss from Non-Core Businesses increased to $128,006 in 1997 from $796 in 1996, attributable to the $138,640 provision for the loss on the sales of businesses.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information regarding the Company's EBITDA and other net cash flow items. Data is presented for both Continuing Businesses and Non-Core Businesses.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1998         1997         1996
                                                                                 -----------  -----------  -----------
EBITDA(1):
  Continuing Businesses:
    Specialty Magazines........................................................  $   187,104  $   159,462  $   136,793
    Information................................................................       73,969       63,642       57,353
    Education..................................................................       90,400       81,833       66,551
    Corporate..................................................................      (28,324)     (25,545)     (21,497)
                                                                                 -----------  -----------  -----------
      Subtotal.................................................................      323,149      279,392      239,200
  Non-Core Businesses..........................................................        6,761       22,620       37,403
                                                                                 -----------  -----------  -----------
      Total....................................................................  $   329,910  $   302,012  $   276,603
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

Net Cash Provided by (Used in) Operating Activities:
  Continuing Businesses:
    Specialty Magazines........................................................  $   154,251  $   154,094  $   125,062
    Information................................................................       73,808       55,443       48,277
    Education..................................................................       70,480       67,415       66,587
    Corporate..................................................................     (156,645)    (162,248)    (129,090)
                                                                                 -----------  -----------  -----------
      Subtotal.................................................................      141,894      114,704      110,836
  Non-Core Businesses..........................................................       (1,090)      10,656       39,356
                                                                                 -----------  -----------  -----------
      Total....................................................................  $   140,804  $   125,360  $   150,192
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

Net Cash Provided by (Used in) Investing Activities:
  Continuing Businesses:
    Specialty Magazines........................................................  $  (414,975) $  (137,604) $  (219,821)
    Information................................................................      (96,521)     (28,185)     (36,693)
    Education..................................................................     (148,727)    (183,381)    (453,167)
    Corporate..................................................................       (9,442)      (1,740)      (1,735)
                                                                                 -----------  -----------  -----------
      Subtotal.................................................................     (669,665)    (350,910)    (711,416)
  Non-Core Businesses..........................................................       60,044      165,185      (10,293)
                                                                                 -----------  -----------  -----------
      Total....................................................................  $  (609,621) $  (185,725) $  (721,709)
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1998         1997         1996
                                                                                 -----------  -----------  -----------
Net Cash Provided by (Used in) Financing Activities:
  Continuing Businesses:
    Specialty Magazines........................................................  $   (12,060) $    (4,320) $   (10,073)
    Information................................................................       (2,431)      (2,908)      (4,159)
    Education..................................................................       (4,943)      (1,657)      (3,153)
    Corporate..................................................................      489,751       54,656      600,156
                                                                                 -----------  -----------  -----------
      Subtotal.................................................................      470,317       45,771      582,771
  Non-Core Businesses..........................................................           60          917       (1,825)
                                                                                 -----------  -----------  -----------
      Total....................................................................  $   470,377  $    46,688  $   580,946
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

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

    Consolidated working capital deficiency, which includes current maturities of long-term debt and in 1997, net assets held for sale, was $234,045 at December 31, 1998 compared to $146,245 at December 31, 1997. Consolidated working capital deficiency reflects certain industry working capital practices and accounting principles, including the expensing of editorial and product development costs when incurred and the recording of deferred revenues as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

1998 COMPARED TO 1997

    Consolidated EBITDA from Continuing Businesses increased by 15.7% to $323,149 in 1998 from $279,392 in 1997 mainly as a result of acquisitions in all segments and sales growth attributable to existing operations in the specialty magazines and information segments partially offset by higher costs associated with the growth in sales.

    EBITDA from Continuing Businesses in the specialty magazines segment increased 17.3% to $187,104 primarily due to growth from acquisitions and advertising and circulation growth at SEVENTEEN, partially offset by increased paper costs, reduced margins at SOAP OPERA DIGEST due to the change from a bi-weekly to a weekly magazine, weakness in the soap opera market and integration costs associated with the Cowles acquisition.

    EBITDA from Continuing Businesses in the information segment increased 16.2% to $73,969 due to sales growth at HPC Publications and Bacon's as well as acquisitions.

    EBITDA from Continuing Businesses in the education segment increased 10.5% to $90,400, which is largely attributable to acquisitions offset by losses associated with certain networks at PRIMEDIA Workplace Learning and the satellite failure at Channel One.

    Corporate expenses increased to $28,324 in 1998 from $25,545 in 1997, largely attributable to an increase in corporate headcount which is reflective of the growth of the Company.

    EBITDA from the Non-Core Businesses declined to $6,761 primarily as a result of the timing of divestitures and product discontinuances most of which occurred in 1997.

    Net cash provided by operating activities, as reported, during 1998, after interest payments of $139,623, was $140,804, an increase of 12.3% over 1997, due primarily to EBITDA growth.

    Net cash used in investing activities, as reported, increased in 1998 primarily attributable to increased spending on acquisitions. Payments for acquisitions of $609,602 were made in 1998 as compared to $326,192 in 1997. Net capital expenditures increased by $24,130 or 77.6% to $55,238 in 1998 from 1997 primarily due to increased capitalized software expenditures.

    Net cash provided by financing activities, as reported, increased $423,689 to $470,377 in 1998 as compared to $46,688 in 1997. The increase was primarily attributable to increased borrowings associated with acquisitions.

1997 COMPARED TO 1996

    Consolidated EBITDA from Continuing Businesses increased by 16.8% to $279,392 in 1997 from $239,200 in 1996 because of higher revenues, paper price declines and acquisitions of new businesses.

    EBITDA from Continuing Businesses in the specialty magazines segment increased 16.6% in 1997 to $159,462 from $136,793 in 1996. This increase is attributable to strong organic revenue growth, paper price declines and acquisitions.

    EBITDA from Continuing Businesses in the information segment increased 11.0% in 1997 to $63,642 from $57,353 in 1996 primarily due to growth at the Apartment Guides which was attributable to increased advertising revenue and the impact of acquisitions.

    EBITDA from Continuing Businesses in the education segment increased 23.0% to $81,833 in 1997 from $66,551 in 1996 due to advertising revenue growth at Channel One and the inclusion of acquisitions including PRIMEDIA Workplace Learning.

    Corporate expenses increased to $25,545 in 1997 from $21,497 in 1996, largely attributable to an increase in corporate headcount which is reflective of the growth of the Company as well as a one-time executive death benefit.

    EBITDA from Non-Core Businesses declined 39.5% to $22,620 in 1997 from $37,403 in 1996, due to sales declines at Newbridge (excluding Films for the Humanities and Sciences) and THE DAILY RACING FORM.

    Net cash provided by operating activities, as reported, during the year ended December 31, 1997, after interest payments of $142,421, was $125,360, a decrease of $24,832 from the 1996 period, due primarily to an increase in interest payments.

    Net cash used in investing activities, as reported, decreased in 1997 as a result of decreased acquisition activities. The Company spent $326,192 for acquisitions during 1997 compared with $700,990 in 1996. The reported net capital expenditures were $31,108 during the 1997 period, an 8.1% increase from $28,790 in 1996.

    Net cash provided by financing activities, as reported, decreased in 1997 as a result of reduced debt and stock issuances during 1997 as well as the redemption of certain outstanding borrowings.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1998, the Company had NOLs and capital loss carryforwards of approximately $901,400 which will be available to reduce future taxable income. In addition, management estimates that approximately $1,130,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

FINANCING ARRANGEMENTS

    On February 17, 1998, the Company completed a private offering of $250,000
7 5/8% Senior Notes Due 2008 ("Old 7 5/8% Senior Notes"). The Old 7 5/8% Senior Notes were issued at 99.425% with related issuance costs of approximately $4,000 and mature on April 1, 2008, with no sinking fund requirements. Interest on the Old 7 5/8% Senior Notes was payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. On June 10, 1998, the Company exchanged the Old 7 5/8% Senior Notes for a new series of $250,000 7 5/8% Senior Notes Due 2008 ("New 7 5/8% Senior Notes"). The terms of the New 7 5/8% Senior Notes are the same as the terms of the Old 7 5/8% Senior Notes except that the New 7 5/8% Senior Notes have been registered under the Securities Act of 1933. The New 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the New 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest. The New 7 5/8% Senior Notes are recorded on the accompanying consolidated balance sheet at their aggregate redemption value (net of unamortized discount) of $248,643 at December 31, 1998.

    On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $.01 par value, $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock ("Series H Preferred Stock"). The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date, with the net proceeds of one or more public offerings, subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010. The Series H Preferred Stock is recorded on the accompanying consolidated balance sheet at its aggregate redemption value (net of unamortized issuance costs) of $242,493.

    Net proceeds from these offerings of approximately $486,000 were primarily used to redeem the $11.625 Series B Exchangeable Preferred Stock and to pay down borrowings under its bank credit facilities which amounts may be reborrowed for general corporate purposes including acquisitions.

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

    On March 20, 1998, the Company redeemed all of the outstanding shares of the $11.625 Series B Exchangeable Preferred Stock at a price of $105.80 per share, plus accrued and unpaid dividends aggregating approximately $169,000.

    On April 20, 1998, the Company's 364-day credit facility expired. The Company had commitments of $150,000.

    Under the bank credit facilities, the Company has total commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate. As of December 31, 1998, aggregate borrowings under the bank credit facilities were $1,258,236. As of December 31, 1998, the amounts borrowed under the bank credit facilities bore interest at a weighted average variable interest rate of 6.96%. Also, at December 31, 1998, the Company had outstanding $100,000 of 10 1/4% Senior Notes, $300,000 of 8 1/2% Senior Notes, $250,000 of 7 5/8% Senior Notes, 2,000,000
shares of $10.00 Series D Exchangeable Preferred Stock, 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock and 2,500,000 shares of $8.625 Series H Preferred Stock.

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock in excess of $25,000 in any given year. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to
1. The Company's maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenues, income or equity of the Company.

    The aggregate mandatory reductions of the commitments under the bank credit facilities are $90,000 in 1999, $280,000 per year in 2000 through 2003 with a final reduction or paydown of $190,000 in 2004. The 10 1/4% Senior Notes mature in June 2004, the 8 1/2% Senior Notes mature in February 2006 and the New 7 5/8% Senior Notes mature in April 2008. The per annum principal and interest payments relating to an acquisition obligation are scheduled to be $21,167, $19,167, and $8,833 to be made in semi-annual installments in 1999 through 2001, respectively. The Company's aggregate lease obligations for 1999, 2000 and 2001 are expected to be approximately $37,000, $35,000 and $29,000, respectively. The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which became effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources during a period. SFAS No. 131 requires the disclosure of certain financial and descriptive information related to a Company's reportable operating segments. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain previously required disclosures. The adoption of these new accounting standards did not have a material effect on the consolidated financial statements of the Company.

    In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's previous accounting policy, costs for internal use software, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SOP 98-1 resulted in an increase in operating income and a decrease in net loss of approximately $12,450 ($.09 per share) for the year ended December 31, 1998.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective for the Company's 1999 consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of SOP 98-5 will have a material effect on the consolidated financial statements of the Company. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for the Company's 2000 consolidated financial statements. SFAS No. 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's balance sheet. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

RECENT DEVELOPMENTS

    On February 22, 1999, the Company announced the closing by PRIMEDIA Workplace Learning of five unprofitable and recently launched product lines as part of a program to return the Company's focus to accreditation-oriented vocational networks and associated products. Accordingly, PRIMEDIA expects to record a charge related to this refocusing for severance, lease discontinuance for transponders and office sites, recoverability of certain assets, related goodwill and other items against its 1999 first quarter results. The Company is currently in the process of calculating the pre-tax charge, which is estimated to be between $20,000 and $24,000. PRIMEDIA Workplace Learning is included in the education segment.

    Through March 3, 1999, the Company completed five product-line acquisitions in all segments. The aggregate purchase price was approximately $35,000 and was financed primarily through borrowings under the Company's bank credit facilities.

    On March 11, 1999, the Company completed an amendment and restatement of its bank credit facilities to increase them by $250,000 to $1,650,000. The final maturity date is July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999. There are currently no borrowings under the bank revolving credit facility.

IMPACT OF INFLATION

    The impact of inflation was immaterial during 1998, 1997 and 1996. Paper prices, which had risen significantly during early 1996, declined around mid-year 1996 and continued that trend through the first six months of 1997. Moderate paper price increases occurred in July 1997 and in January 1998 for most of the grades of paper used by the Company and began to decline in October 1998. During 1998, paper costs represented approximately 9.1% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs have increased slightly in January 1999. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of the effects of inflation.

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

    PRIMEDIA instituted a company-wide Year 2000 Project ("Project") beginning in early 1997. The Project addresses issues regarding computer infrastructure (commonly referred to as "IT Systems"), Non-IT Systems, system software and third-party vendors. The Project has been divided into four phases: (1) inventorying all computer systems and identifying those with Year 2000 issues;
(2) assessment including prioritization; (3) remediation including modification, upgrading and replacement; and (4) testing. The Company's senior management and the board of directors receive regular updates on the status of the Project. As of December 31, 1998, phase 1 and 2 have been completed. The remediation and testing phases with respect to the Company's own operations are currently being performed and are expected to be completed by July 1999.

    PRIMEDIA has communicated with significant third-party vendors that provide services to the Company's operations. This has enabled PRIMEDIA to assess the Year 2000 readiness of the third-party vendors and, in turn, the Company's vulnerability to their noncompliance. These vendors include the paper suppliers and service entities that provide print and distribution services. Although the Company may not be able to assure itself as to the Year 2000 compliance by such vendors, the Company will remain involved with the vendors' progress and is evaluating the need for related contingency planning.

    The total costs associated with required remediation by the Company are expected to be approximately $13,000 of which approximately $8,000 had been expended through December 31, 1998 through funding from existing operations. The remaining $5,000 is expected to be incurred by early 1999 and is not expected to have a material effect on the Company's liquidity or results of operations. These costs include the replacement of systems and equipment, outside consultants and software repairs. The Project has been integrated into the Company's overall technology upgrading plans and no important information technology plans have been deferred.

    At this time, the Company believes the risks associated with the Year 2000 problem lie within third-party vendor compliance. These risks are associated with certain production and distribution processes and could involve a loss of revenue. While an estimate of the revenue loss cannot be determined at this time, the Company believes that the diversity of its product lines would mitigate any losses until such time that the problem has been remedied.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to the impact of changes in interest rates. In the normal course of business, the Company manages fluctuations in interest rates through the use of swap agreements to hedge a majority of its floating rate borrowings. The Company's objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and projected weighted average interest rates by contractual maturity dates. For variable rate instruments, we have indicated the applicable floating rate index.

                                                                                                                        FAIR VALUE
                                           1999       2000       2001       2002       2003     THEREAFTER     TOTAL    AT 12/31/98
                                         ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt....................  $  18,002  $  17,561  $   8,616  $      --  $      --   $ 650,000   $ 694,179   $ 704,679
    Average Interest Rate..............      8.61%      8.49%      8.43%      8.43%      8.43%       7.51%       7.90%

    Variable Rate Debt.................  $      --  $ 228,236  $ 280,000  $ 280,000  $ 280,000   $ 190,000   $1,258,236  $1,258,236
    Average Interest Rate--Forward
      LIBOR Curve Plus Determined
      Spread...........................      6.71%      6.76%      6.86%      6.89%      7.01%       7.24%       6.84%


                                                                            FAIR
                                                                            VALUE
                                                                             AT
                                           1999       2000       2001     12/31/98
                                         ---------  ---------  ---------  ---------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive Variable--Notional
    Amount                               $ 600,000  $ 600,000  $ 200,000  $  18,519
  Average pay rate.....................      6.33%      6.33%      6.30%
  Average receive rate--Forward LIBOR
    Curve..............................      5.21%      5.63%      5.98%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

PRIMEDIA INC. AND SUBSIDIARIES

  Report of Independent Auditors--Deloitte & Touche LLP................................         26

  Statements of Consolidated Operations for the Years Ended December 31, 1998, 1997 and
    1996...............................................................................         27

  Consolidated Balance Sheets as of December 31, 1998 and 1997.........................         28

  Statements of Consolidated Cash Flows for the Years Ended December 31, 1998, 1997 and
    1996...............................................................................         29

  Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31,
    1998, 1997 and 1996................................................................         30

  Notes to Consolidated Financial Statements for the Years Ended December 31, 1998,
    1997 and 1996......................................................................         32

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related statements of consolidated operations, shareholders' equity (deficiency), and consolidated cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for internal use computer software costs to conform with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" of the American Institute of Certified Public Accountants in 1998.

DELOITTE & TOUCHE LLP
New York, New York
January 27, 1999
(March 11, 1999 as to Note 23)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                    NOTES       1998         1997         1996
                                                                  ---------  -----------  -----------  -----------
Sales, net......................................................     22      $ 1,573,573  $ 1,487,595  $ 1,374,449

Operating costs and expenses:
  Cost of goods sold............................................                 367,466      341,879      337,065
  Marketing and selling.........................................                 280,323      271,351      249,301
  Distribution, circulation and fulfillment.....................                 260,428      262,151      230,533
  Editorial.....................................................                 145,235      120,952      104,484
  Other general expenses........................................                 161,887      163,705      154,966
  Corporate administrative expenses.............................     20           28,324       25,545       21,497
  Depreciation and amortization of prepublication costs,
    property and equipment......................................    7, 9          42,214       37,334       38,233
  (Gain) loss on the sales of businesses, net and other.........    4, 18         (7,216)     138,640           --
  Amortization of intangible assets, excess of purchase price
    over net assets acquired and other..........................    4, 8         176,755      146,831      152,469
                                                                             -----------  -----------  -----------

Operating income (loss).........................................                 118,157      (20,793)      85,901
Other income (expense):
  Interest expense..............................................                (144,442)    (136,625)    (124,601)
  Amortization of deferred financing costs......................      9           (3,046)      (3,071)      (3,662)
  Other, net....................................................      4           (8,405)       1,365        6,659
                                                                             -----------  -----------  -----------
Loss before income tax benefit and extraordinary charge.........                 (37,736)    (159,124)     (35,703)
Income tax benefit..............................................     12               --        1,685       53,300
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary charge.......................                 (37,736)    (157,439)      17,597
Extraordinary charge--extinguishment of debt....................                      --      (15,401)      (9,553)
                                                                             -----------  -----------  -----------
Net income (loss)...............................................                 (37,736)    (172,840)       8,044

Preferred stock dividends:
  Cash..........................................................                 (54,144)     (54,822)     (26,944)
  Non-cash dividends in kind....................................                      --       (4,451)     (16,582)
  Preferred stock redemption premiums...........................     13           (9,141)      (5,800)          --
                                                                             -----------  -----------  -----------
Loss applicable to common shareholders..........................             $  (101,021) $  (237,913) $   (35,482)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Basic and diluted loss applicable to common shareholders per
  common share:                                                      15
  Loss before extraordinary charge..............................             $      (.71) $     (1.72) $      (.20)
  Extraordinary charge..........................................                      --         (.12)        (.07)
                                                                             -----------  -----------  -----------
  Net loss......................................................             $      (.71) $     (1.84) $      (.27)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Basic and diluted common shares outstanding.....................     15      142,529,024  129,304,900  128,781,518
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                             NOTES         1998          1997
                                                                                       ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................               $     24,538  $     22,978
  Accounts receivable, net..............................................       5            247,138       199,289
  Inventories, net......................................................       6             41,254        27,597
  Net assets held for sale..............................................       4                 --        38,665
  Prepaid expenses and other............................................                     34,212        33,971
                                                                                       ------------  ------------
      Total current assets..............................................                    347,142       322,500

Property and equipment, net.............................................       7            147,658       116,361
Other intangible assets, net............................................       8            730,241       660,268
Excess of purchase price over net assets acquired, net..................       8          1,526,503     1,111,785
Deferred income tax asset, net..........................................      12            176,200       176,200
Other non-current assets................................................       9            113,330        98,876
                                                                                       ------------  ------------
                                                                                       $  3,041,074  $  2,485,990
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................................               $    118,637  $     95,546
  Accrued interest payable..............................................                     20,451        13,622
  Accrued expenses and other............................................      10            223,801       204,770
  Deferred revenues.....................................................                    197,131       140,474
  Current maturities of long-term debt..................................      11             21,167        14,333
                                                                                       ------------  ------------
      Total current liabilities.........................................                    581,187       468,745
                                                                                       ------------  ------------
Long-term debt..........................................................    11, 23        1,928,892     1,656,541
                                                                                       ------------  ------------
Other non-current liabilities...........................................                     53,893        48,271
                                                                                       ------------  ------------
Commitments and contingencies                                                 19

Exchangeable preferred stock (aggregated liquidation and redemption values of $575,000 and $482,604 at December 31, 1998 and 1997,
  respectively).........................................................      13            557,841       470,280
                                                                                       ------------  ------------
Common stock subject to redemption ($.01 par value, 294,119 shares and
  402,650 shares outstanding at December 31, 1998 and 1997,
  respectively).........................................................      14              2,964         4,376
                                                                                       ------------  ------------
Shareholders' deficiency:
  Common stock ($.01 par value, 250,000,000 shares authorized;
    146,966,562 shares and 129,797,078 shares issued at December 31,
    1998 and 1997, respectively)........................................    14, 20            1,470         1,298
  Additional paid-in capital............................................    14, 20          979,720       780,191
  Accumulated deficit...................................................      16         (1,030,032)     (929,011)
  Accumulated other comprehensive loss..................................                     (1,720)       (1,543)
  Common stock in treasury, at cost (2,752,300 shares and 1,048,600
    shares at December 31, 1998 and 1997, respectively).................      14            (33,141)      (13,158)
                                                                                       ------------  ------------
      Total shareholders' deficiency....................................                    (83,703)     (162,223)
                                                                                       ------------  ------------
                                                                                       $  3,041,074  $  2,485,990
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1998        1997        1996
                                                                                ---------  ----------  ----------

OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $ (37,736) $ (172,840) $    8,044
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................    222,015     187,236     194,364
    Non-cash (gain) loss on the sales of businesses, net and other............    (21,291)    138,640          --
    Accretion of discount on acquisition obligation, distribution advance and
      other...................................................................      9,264       7,343       6,398
    Extraordinary charge - extinguishment of debt.............................         --      15,401       9,553
    Non-cash income tax benefit...............................................         --          --     (53,300)
    Other, net................................................................      3,114      (1,090)     (6,213)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable, net..................................................     (8,601)      7,885     (24,692)
    Inventories, net..........................................................       (739)      8,738      24,531
    Prepaid expenses and other................................................       (565)    (10,433)       (598)
    Increase (decrease) in:
    Accounts payable..........................................................     11,245      (7,366)      5,807
    Accrued interest payable..................................................      6,829      (8,528)     12,824
    Accrued expenses and other................................................    (26,500)    (16,864)    (12,674)
    Deferred revenues.........................................................     (4,853)    (17,377)    (11,201)
    Other non-current liabilities.............................................    (11,378)     (5,385)     (2,651)
                                                                                ---------  ----------  ----------
    Net cash provided by operating activities.................................    140,804     125,360     150,192
                                                                                ---------  ----------  ----------
INVESTING ACTIVITIES:
  Additions to property, equipment and other, net.............................    (55,238)    (31,108)    (28,790)
  Proceeds from sales of businesses...........................................     62,690     171,575       8,071
  Payments for businesses acquired............................................   (609,602)   (326,192)   (700,990)
  Investments in joint venture and other......................................     (7,471)         --          --
                                                                                ---------  ----------  ----------
    Net cash used in investing activities.....................................   (609,621)   (185,725)   (721,709)
                                                                                ---------  ----------  ----------
FINANCING ACTIVITIES:
  Borrowings under credit agreements..........................................  1,014,535   1,028,049   1,683,787
  Repayments of borrowings under credit agreements............................   (975,900)   (694,950) (1,384,800)
  Proceeds from issuance of 8 1/2% Senior Notes, net of discount..............         --          --     298,734
  Proceeds from issuance of 7 5/8% Senior Notes, net of discount..............    248,562          --          --
  Payments of acquisition obligation..........................................    (14,333)     (6,000)     (6,000)
  Payments of floating rate indebtedness......................................         --          --    (150,000)
  Proceeds from issuance of common stock, net of redemptions..................    202,020       7,843       3,498
  Proceeds from issuance of Series C (exchanged into Series D) Preferred
    Stock, net of issuance costs..............................................         --          --     193,451
  Proceeds from issuance of Series E (exchanged into Series F) Preferred
    Stock, net of issuance costs..............................................         --     120,434          --
  Proceeds from issuance of Series G (exchanged into Series H) Preferred
    Stock, net of issuance costs..............................................    241,911          --          --
  Redemption of Series B Preferred Stock......................................   (166,739)         --          --
  Redemption of Senior Preferred Stock........................................         --    (105,800)         --
  Redemptions and purchases of 10 5/8% Senior Notes...........................         --    (242,787)    (17,655)
  Purchases of common stock for the treasury..................................    (19,983)    (13,158)         --
  Dividends paid to preferred stock shareholders..............................    (53,019)    (45,305)    (26,944)
  Deferred financing costs paid...............................................     (5,321)     (1,372)    (13,132)
  Other.......................................................................     (1,356)       (266)          7
                                                                                ---------  ----------  ----------
    Net cash provided by financing activities.................................    470,377      46,688     580,946
                                                                                ---------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................      1,560     (13,677)      9,429
Cash and cash equivalents, beginning of year..................................     22,978      36,655      27,226
                                                                                ---------  ----------  ----------
Cash and cash equivalents, end of year........................................  $  24,538  $   22,978  $   36,655
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
SUPPLEMENTAL INFORMATION:
  Businesses acquired:
    Fair value of assets acquired.............................................  $ 741,847  $  406,382  $  779,192
    Liabilities assumed.......................................................    132,245      80,190      78,202
                                                                                ---------  ----------  ----------
    Cash paid for businesses acquired.........................................  $ 609,602  $  326,192  $  700,990
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
  Interest paid...............................................................  $ 139,623  $  142,421  $  111,752
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
  Non-cash investing and financing activities:
    Assets acquired under capital lease obligations...........................  $  15,679  $   15,760  $       --
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
    Preferred stock dividends in kind.........................................  $      --  $    4,451  $   16,582
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
    Accretion in carrying value of preferred stock............................  $   3,733  $    2,666  $    1,090
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
    Accretion (reduction) in carrying value of common stock subject to
      redemption..............................................................  $    (221) $      755  $     (885)
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance at January 1, 1996........................................................................................
Comprehensive income:
    Net income....................................................................................................
    Other comprehensive income--foreign currency translation adjustments..........................................
    Comprehensive income..........................................................................................
Issuances of common stock, net of issuance costs..................................................................
Expiration of redemption feature on common stock subject to redemption............................................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind..................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........................................................
$10.00 Series D Exchangeable Preferred Stock--cash dividends......................................................

Reduction (accretion) of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................................................................
    $11.625 Series B Exchangeable Preferred Stock.................................................................
    $10.00 Series D Exchangeable Preferred Stock..................................................................
    Common stock subject to redemption............................................................................
Balance at December 31, 1996......................................................................................
Comprehensive loss:
    Net loss......................................................................................................
    Other comprehensive loss--foreign currency translation adjustments............................................
    Comprehensive loss............................................................................................
Issuances of common stock, net of issuance costs..................................................................
Purchases of treasury stock.......................................................................................
Expiration of redemption feature on common stock subject to redemption............................................
$11.625 Series B Exchangeable Preferred Stock--dividends in kind..................................................
$11.625 Series B Exchangeable Preferred Stock--cash dividends.....................................................
$2.875 Senior Exchangeable Preferred Stock--cash dividends........................................................
$10.00 Series D Exchangeable Preferred Stock--cash dividends......................................................
$9.20 Series E Exchangeable Preferred Stock--cash dividends.......................................................
$2.875 Senior Exchangeable Preferred Stock Redemption Premium.....................................................

Accretion of differences between carrying value and redemption value of:
    $2.875 Senior Exchangeable Preferred Stock....................................................................
    $11.625 Series B Exchangeable Preferred Stock.................................................................
    $10.00 Series D Exchangeable Preferred Stock..................................................................
    $9.20 Series E Exchangeable Preferred Stock...................................................................
    Common stock subject to redemption............................................................................
Balance at December 31, 1997......................................................................................
Comprehensive loss:
    Net loss......................................................................................................
    Other comprehensive loss--foreign currency translation adjustments............................................
    Comprehensive loss............................................................................................
Issuances of common stock, net of issuance costs..................................................................
Purchases of treasury stock.......................................................................................
Expiration of redemption feature on common stock subject to redemption............................................
$11.625 Series B Exchangeable Preferred Stock--cash dividends.....................................................
$11.625 Series B Exchangeable Preferred Stock Redemption Premium..................................................
$10.00 Series D Exchangeable Preferred Stock--cash dividends......................................................
$9.20 Series F Exchangeable Preferred Stock--cash dividends.......................................................
$8.625 Series H Exchangeable Preferred Stock--cash dividends......................................................

Reduction (accretion) of differences between carrying value and redemption value of:
    $11.625 Series B Exchangeable Preferred Stock.................................................................
    $10.00 Series D Exchangeable Preferred Stock..................................................................
    $9.20 Series F Exchangeable Preferred Stock...................................................................
    $8.625 Series H Exchangeable Preferred Stock..................................................................
    Common stock subject to redemption............................................................................

Balance at December 31, 1998......................................................................................

                See notes to consolidated financial statements.

                                                          CUMULATIVE         COMMON STOCK
       COMMON STOCK          ADDITIONAL                      OTHER           IN TREASURY
---------------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE   --------------------
    SHARES        AMOUNT       CAPITAL      DEFICIT      INCOME (LOSS)    SHARES     AMOUNT      TOTAL
--------------  -----------  -----------  ------------  ---------------  ---------  ---------  ---------
   125,921,221   $   1,259    $ 748,194    $ (655,616)     $  (1,275)       --      $  --      $  92,562
                                                8,044                                              8,044
                                                                   5                                   5
                                                                                               ---------
                                                                                                   8,049
                                                                                               ---------
       681,890           7        3,440                                                            3,447
     1,745,934          17       21,213                                                           21,230
                                              (16,582)                                           (16,582)
                                              (11,500)                                           (11,500)
                                              (15,444)                                           (15,444)

                                   (273)                                                            (273)
                                   (317)                                                            (317)
                                   (500)                                                            (500)
                                    885                                                              885
--------------  -----------  -----------  ------------       -------     ---------  ---------  ---------
   128,349,045       1,283      772,642      (691,098)        (1,270)       --         --         81,557
                                             (172,840)                                          (172,840)
                                                                (273)                               (273)
                                                                                               ---------
                                                                                                (173,113)
                                                                                               ---------
     1,209,693          12        8,404                                                            8,416
                                                                         1,048,600    (13,158)   (13,158)
       238,340           3        2,566                                                            2,569
                                               (4,451)                                            (4,451)
                                              (16,794)                                           (16,794)
                                              (11,564)                                           (11,564)
                                              (23,333)                                           (23,333)
                                               (3,131)                                            (3,131)
                                               (5,800)                                            (5,800)

                                 (1,734)                                                          (1,734)
                                   (317)                                                            (317)
                                   (546)                                                            (546)
                                    (69)                                                             (69)
                                   (755)                                                            (755)
--------------  -----------  -----------  ------------       -------     ---------  ---------  ---------
   129,797,078       1,298      780,191      (929,011)        (1,543)    1,048,600    (13,158)  (162,223)
                                              (37,736)                                           (37,736)
                                                                (177)                               (177)
                                                                                               ---------
                                                                                                 (37,913)
                                                                                               ---------
    17,083,484         171      201,986                                                          202,157
                                                                         1,703,700    (19,983)   (19,983)
        86,000           1        1,055                                                            1,056
                                               (4,022)                                            (4,022)
                                               (9,141)                                            (9,141)
                                              (20,000)                                           (20,000)
                                              (11,436)                                           (11,436)
                                              (18,686)                                           (18,686)

                                 (2,317)                                                          (2,317)
                                   (546)                                                            (546)
                                   (288)                                                            (288)
                                   (582)                                                            (582)
                                    221                                                              221
--------------  -----------  -----------  ------------       -------     ---------  ---------  ---------

   146,966,562   $   1,470    $ 979,720    $(1,030,032)    $  (1,720)    2,752,300  $ (33,141) $ (83,703)
--------------  -----------  -----------  ------------       -------     ---------  ---------  ---------
--------------  -----------  -----------  ------------       -------     ---------  ---------  ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

    PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is the authoritative source for specialized information to targeted markets. The Company's three business segments are specialty magazines, information and education. In 1998, the Company reclassified PRIMEDIA Reference from the information segment to the education segment and has restated prior periods accordingly. The Company's management believes that the education segment is more reflective of the focus of the PRIMEDIA Reference products.

    The specialty magazines segment includes PRIMEDIA Consumer Magazines, PRIMEDIA Special Interest Publications, McMullen Argus, PRIMEDIA Enthusiast Publications and the majority of PRIMEDIA Intertec. The specialty magazines segment is concentrated primarily on specialty consumer magazines, and technical and trade magazines. The information segment includes PRIMEDIA Information, HPC Publications, Bacon's and a portion of PRIMEDIA Intertec. The information segment produces consumer and business information products in a variety of formats for decision makers in business, professional and special interest consumer markets. The information is compiled and sold as guides, newsletters, CD-ROMs, directories and via the Internet. The education segment includes Channel One, PRIMEDIA Reference, Films for the Humanities and Sciences, PRIMEDIA Workplace Learning, American Guidance Service and WEEKLY READER. This segment specializes in providing educational materials to the classroom learning and workplace learning markets.

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

    Significant accounting estimates used include estimates for sales returns and allowances, bad debts and estimates for the realization of deferred tax assets. Management has exercised reasonableness in deriving these estimates. However, actual results may differ from these estimates.

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the presentation used in the current period.

    RECENT ACCOUNTING PRONOUNCEMENTS. In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which became effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources during a period. SFAS No. 131 requires the disclosure of certain financial and descriptive information related to a Company's reportable operating segments. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain previously required disclosures. The adoption of these new accounting standards did not have a material effect on the consolidated financial statements of the Company.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's previous accounting policy, costs for internal use software, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SOP 98-1 resulted in an increase in operating income and a decrease in net loss of approximately $12,450 ($.09 per share) for the year ended December 31, 1998.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective for the Company's 1999 consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of SOP 98-5 will have a material effect on the consolidated financial statements of the Company. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company's 2000 consolidated financial statements. SFAS No. 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's balance sheet. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

    CASH AND CASH EQUIVALENTS. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

    INVENTORIES. Inventories, including paper, purchased manuscripts, photographs and art, are valued at the lower of cost or market, principally on a first-in, first-out ("FIFO") basis.

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

    INVESTMENTS IN JOINT VENTURE AND OTHER. Investments in which the Company has at least a 20 percent, but not more than a 50 percent interest, are accounted for under the equity method. Investments in companies below 20 percent are accounted for under the cost method. The fair value of these investments approximate cost and are recorded in other non-current assets on the accompanying consolidated balance sheet.

    EDITORIAL AND PRODUCT DEVELOPMENT COSTS. Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from 6 months to 2 years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and circulation expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $54,700, $122,400 and $121,200 during the years ended December 31, 1998, 1997 and 1996, respectively (see Note 9).

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

    $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK ("SERIES B PREFERRED STOCK"), $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK ("SERIES D PREFERRED STOCK"), $9.20 SERIES E/SERIES F EXCHANGEABLE PREFERRED STOCK ("SERIES E/SERIES F PREFERRED STOCK") AND $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK ("SERIES H PREFERRED STOCK"). The Series B Preferred Stock, Series D Preferred Stock, Series E/Series F Preferred Stock and Series H Preferred Stock are stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being amortized (using the interest method) by periodic charges to additional paid-in capital.

    COMMON STOCK SUBJECT TO REDEMPTION. The common stock subject to redemption is stated at redemption value which is equal to quoted market value. The difference between the carrying value of such stock and its redemption value is being amortized by periodic charges to additional paid-in capital.

    COMPUTER SOFTWARE. Costs incurred in connection with computer software to be sold, leased or otherwise marketed, which represent production costs subsequent to establishing technological feasibility, are reported as other non-current assets and amortized to cost of goods sold over the estimated period of future benefit using the straight-line method. Costs incurred to develop or obtain computer software for internal use are capitalized and recorded in property and equipment. These costs are amortized over the estimated period of future benefit using the straight-line method.

    INTEREST RATE SWAP AGREEMENTS. The Company's interest rate swap agreements are designated and effective as modifications to existing debt obligations to reduce the impact of changes in the interest rates on its floating rate borrowings and, accordingly, are accounted for using the settlement method of accounting. The differentials to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as adjustments to interest expense. The Company considers swap terms including the reference rate, payment and maturity dates and the notional amount in determining if an interest rate swap agreement is effective at modifying an existing debt obligation. If the criteria for designation are no longer met or the underlying instrument matures or is extinguished, the Company will

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) account for outstanding swap agreements at fair market value and any resulting gain or loss will be recognized as other income or expense. Any gains or losses upon early termination of the agreements will be deferred and amortized over the shorter of the remaining life of the hedged existing debt obligation or the original life of the interest rate swap agreement.

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

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Newsstand sales are recognized as income at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. PRIMEDIA Workplace Learning subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns which is provided based on sales. Distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value.

    FOREIGN CURRENCY. Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in the accumulated other comprehensive loss account in shareholders' equity (deficiency).

3. ACQUISITIONS AND JOINT VENTURE AND OTHER

    ACQUISITIONS.  The Company acquired certain net assets or stock of:

    1996-Cahners Consumer Magazines ("Cahners"), a publisher of specialty consumer magazines including AMERICAN BABY, MODERN BRIDE, SAIL and POWER & MOTORYACHT, along with 20 related properties and PRIMEDIA Workplace Learning, which utilizes various multi-media technologies to provide workplace

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND JOINT VENTURE AND OTHER (CONTINUED) training, news, and information to professionals and students in the corporate and professional, automotive, banking, government and public service, education, healthcare, and interactive distance training markets. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1996.

    The foregoing acquisitions, except PRIMEDIA Workplace Learning, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of PRIMEDIA Workplace Learning had taken place on January 1, 1996:

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                                1996
                                                                       -----------------------
Sales, net...........................................................       $   1,413,930
Operating income.....................................................              82,100
Income before extraordinary charge...................................               1,314
Loss applicable to common shareholders before
  extraordinary charge...............................................             (42,212)
Basic and diluted loss applicable to common shareholders
  per common share before extraordinary charge.......................                (.33)

    1997-QWIZ, a provider of interactive, computer-based testing and training products; a leading electronic automotive cost guide; a publisher of automotive enthusiast magazines including LOWRIDER, ARTE, LOWRIDER BICYCLE and LOWRIDER JAPAN; the publisher of REGISTERED REPRESENTATIVE, a trade magazine edited for and circulated to the retail securities industry in the United States; a publisher of specialty magazines targeting the professional recording, sound and music production industry; and the leading provider of highly specialized training and certification software products for the insurance industry. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1997. The 1997 acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    1998-Cowles Enthusiast Media and Cowles Business Media, publishers of 25 enthusiast titles, 11 technical and trade magazines and newsletters including, FLY FISHERMAN, VEGETARIAN TIMES and CABLE WORLD; American Guidance Service, a leading publisher of assessments, textbooks and instructional materials for students with special education needs; and American Trucker, a publisher of 18 regional monthly journals. In addition to the aforementioned, the Company completed several smaller acquisitions during 1998. The 1998 acquisitions, had they occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations. The 1998 acquisitions affected all segments and were financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were $609,602 (net of liabilities assumed of approximately $132,000), including certain immaterial purchase price adjustments. The excess purchase price over net assets acquired was approximately $462,000.

    The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned current year's acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND JOINT VENTURE AND OTHER (CONTINUED) may differ from those set forth on the accompanying consolidated balance sheet at December 31, 1998; however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition.

    JOINT VENTURE AND OTHER. In 1998, the Company created PRIMEDIA Ventures, a fund to invest in early-stage Internet companies and other technology opportunities such as commerce services, enterprise software applications and advertising-related technologies. Its investments include an online wedding gift registry service, subscription based Internet services for building relationships, a provider of online loyalty and rewards programs and an Internet platform for staging live interactive presentations. In addition, PRIMEDIA Intertec made an investment in a joint venture in China to publish trade magazines in Chinese language editions. The investments aggregated $7,471 during 1998 (see Note 2).

4. DIVESTITURES AND NON-CORE BUSINESSES

    During 1996, the Company completed the sale of certain technical and trade magazines, which were acquired in 1995 and upon acquisition were designated to be sold. The differences between the proceeds received and the carrying values of the assets sold were treated as adjustments to the excess of purchase price over net assets acquired related to the retained businesses. In addition, the Company sold a monthly tabloid targeted to electronic design engineers for consideration of a motion picture and television production magazine and cash proceeds. During 1996, the Company also completed the sale of the Kits and Leaflets Division of PRIMEDIA Special Interest Publications and certain specialty consumer magazines. In connection with these sales, the Company received aggregate cash proceeds of $8,071 and recorded a net gain on sale of businesses of approximately $5,800.

    During 1996, the Company decided to divest Katharine Gibbs. In 1997, the Company announced its intention to divest the following non-core business units:
THE DAILY RACING FORM, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), NEW WOMAN magazine, Krames Communications Incorporated ("Krames"), STAGEBILL and Intertec Mailing Services. In 1998, the Company decided to divest Nelson Information, Inc. ("Nelson") and certain enthusiast titles as well as discontinue the Funk and Wagnalls' products and certain other enthusiast titles. These planned divestitures and discontinuances are collectively referred to as the Non-Core Businesses and are part of the Company's plan to focus on markets that have dynamic growth opportunities.

    During the second quarter of 1997, the Company completed the sale of Katharine Gibbs with proceeds net of direct selling expenses approximating carrying value. During the third quarter of 1997, the Company recorded a provision aggregating $138,640 for the reduction of the carrying values of Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), THE DAILY RACING FORM, STAGEBILL, Krames, NEW WOMAN magazine and Intertec Mailing Services to the estimated realizable value of the net assets of such businesses. During the second half of 1997, the Company completed the sales of Krames, NEW WOMAN magazine, Intertec Mailing Services, Newbridge Book Clubs, Newbridge Educational Publishing and STAGEBILL. In connection with these sales, the Company received aggregate proceeds of $171,575 net of direct selling expenses.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES AND NON-CORE BUSINESSES (CONTINUED)
    In 1998, the Company completed its focusing program with the sales of Nelson, certain enthusiast titles and THE DAILY RACING FORM. In connection with these sales, the Company recorded a gain of $19,716 and has received aggregate proceeds of $61,090 net of direct selling expenses.

    The operating results of the Non-Core Businesses are included in the accompanying statements of consolidated operations up to their date of disposition for the years ended December 31, 1998, 1997 and 1996. Total sales for the Non-Core Businesses were $42,463, $275,740 and $346,068 for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding the (gain) loss on the sales of businesses net, and other, operating income (loss) for the Non-Core Businesses was $6,609, $10,634 and $(796) for the years ended December 31, 1998, 1997 and 1996, respectively.

    On August 1, 1998, the Company also discontinued Executive Education Network ("EXEN"), a PRIMEDIA Workplace Learning network, due to unprofitability and increased competition in this field. As a result, the Company recorded a $4,000 provision related to discontinuance costs, which is recorded net of gains on the sales of Nelson and THE DAILY RACING FORM, in (gain) loss on the sales of businesses, net and other on the accompanying statement of consolidated operations. In addition, the Company recorded a $5,800 write-down of EXEN's excess of purchase price over net assets acquired and other intangible assets which is included in amortization expense (see Note 8 and Note 23).

5. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Accounts receivable...................................................  $  284,441  $  236,819
Less: Allowance for doubtful accounts.................................      15,796      10,521
     Allowance for returns and rebates................................      21,507      27,009
                                                                        ----------  ----------
                                                                        $  247,138  $  199,289
                                                                        ----------  ----------
                                                                        ----------  ----------

6. INVENTORIES, NET

    Inventories consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Finished goods..........................................................  $  21,974  $  12,271
Work in process.........................................................        223      3,314
Raw materials...........................................................     22,262     14,494
                                                                          ---------  ---------
                                                                             44,459     30,079
Less: Allowance for obsolescence........................................      3,205      2,482
                                                                          ---------  ---------
                                                                          $  41,254  $  27,597
                                                                          ---------  ---------
                                                                          ---------  ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                                              DECEMBER 31,
                                                        RANGE OF LIVES   ----------------------
                                                            (YEARS)         1998        1997
                                                        ---------------  ----------  ----------
Land..................................................             --    $    4,160  $    4,986
Buildings and improvements............................          1-40         53,053      33,808
Furniture and fixtures................................          5-10         34,748      28,135
Machinery and equipment...............................          3-10        105,594      81,226
Internal use software.................................          3-5          14,091          --
School equipment......................................          5-10         63,111      58,665
Other.................................................          1-7           8,533       2,992
                                                                         ----------  ----------
                                                                            283,290     209,812
Less: Accumulated depreciation and amortization.......                      135,632      93,451
                                                                         ----------  ----------
                                                                         $  147,658  $  116,361
                                                                         ----------  ----------
                                                                         ----------  ----------

    Included in property and equipment are assets which were acquired under capital leases in the amount of $31,439 and $27,498 with accumulated amortization of $493 and $3,043 at December 31, 1998 and 1997, respectively (see
Note 19). In 1998, the Company replaced its existing satellite capital lease with a new capital lease.

8. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                                                            DECEMBER 31,
                                                    RANGE OF LIVES   --------------------------
                                                        (YEARS)          1998          1997
                                                    ---------------  ------------  ------------
Trademarks........................................         40        $    391,764  $    342,645
Membership, subscriber and customer lists.........           2-20         582,812       456,716
Non-compete agreements............................           1-10         227,108       194,116
Trademark license agreements......................           1-40           3,721         2,909
Copyrights........................................           3-20          36,594        25,715
Video library.....................................           1-7           14,837        14,837
Databases.........................................          10-12          10,577        10,577
Advertiser lists..................................         .25-20         200,069       223,443
Distribution agreements...........................           1-7           11,525        11,525
Other.............................................           1-15          28,994        19,647
                                                                     ------------  ------------
                                                                        1,508,001     1,302,130
Less: Accumulated amortization....................                        777,760       641,862
                                                                     ------------  ------------
                                                                     $    730,241  $    660,268
                                                                     ------------  ------------
                                                                     ------------  ------------

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $137,094 and $94,735 at December 31, 1998 and 1997, respectively (see Note 4).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

Deferred financing costs, net.........................................  $   16,617  $   15,276
Deferred wiring and installation costs, net...........................      49,822      54,387
Direct-response advertising costs, net................................      17,466      16,520
Prepublication and programming costs, net.............................      12,652       4,526
Investments in joint venture and other................................       6,843          --
Other.................................................................       9,930       8,167
                                                                        ----------  ----------
                                                                        $  113,330  $   98,876
                                                                        ----------  ----------
                                                                        ----------  ----------

    The deferred financing costs are net of accumulated amortization of $7,309 and $5,093 at December 31, 1998 and 1997, respectively. The deferred wiring and installation costs are net of accumulated amortization of $24,523 and $18,718 at December 31, 1998 and 1997, respectively. Direct-response advertising costs are net of accumulated amortization of $70,113 and $53,840 at December 31, 1998 and 1997, respectively. Prepublication and programming costs are net of accumulated amortization of $11,765 and $6,843 at December 31, 1998 and 1997, respectively.

10. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

Payroll, commissions and related employee benefits....................  $   68,350  $   53,494
Systems costs.........................................................       1,357       2,066
Rent and lease liabilities............................................      33,028      27,247
Retail display costs and allowances...................................      14,042      10,407
Promotion costs.......................................................       3,569       2,739
Royalties.............................................................       7,053       8,367
Circulation costs.....................................................       5,253       6,037
Professional fees.....................................................      10,877      12,319
Taxes.................................................................      17,290      18,528
Customer advances.....................................................       1,448         946
Deferred purchase price...............................................      10,853      16,204
Other.................................................................      50,681      46,416
                                                                        ----------  ----------
                                                                        $  223,801  $  204,770
                                                                        ----------  ----------
                                                                        ----------  ----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Borrowings under Credit Facilities................................  $  1,258,236  $  1,218,101
10 1/4% Senior Notes Due 2004.....................................       100,000       100,000
 8 1/2% Senior Notes Due 2006.....................................       299,001       298,902
 7 5/8% Senior Notes Due 2008.....................................       248,643            --
                                                                    ------------  ------------
                                                                       1,905,880     1,617,003
Acquisition obligation payable....................................        44,179        53,871
                                                                    ------------  ------------
                                                                       1,950,059     1,670,874
Less: Current maturities of long-term debt........................        21,167        14,333
                                                                    ------------  ------------
                                                                    $  1,928,892  $  1,656,541
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company has credit facilities with The Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "Credit Facilities"). The Credit Facilities are comprised of a $750,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $250,000 Term Loan ("Term Loan") and an additional $250,000 Revolving Loan Commitment ("Revolver/ Term Loan"). In addition, the Company has the right to solicit commitments of up to $250,000 under the Tranche B Revolving Loan Facility ("Tranche B Facility"). In May 1997, the Company solicited commitments of $150,000 ("Tranche B Loan Commitment") under the Tranche B Facility. The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. The Tranche B Facility may be utilized through the incurrence of Tranche B revolving credit loans. The borrowings under the Credit Facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions.

    The commitments under the Tranche A Loan Commitment and the Tranche B Loan Commitment are subject to mandatory reductions semi-annually on June 30 and December 31 with the first reduction on June 30, 1999 and the final reduction on June 30, 2004. The mandatory reductions for the Tranche A Loan Commitment are as follows:

YEARS ENDING
DECEMBER 31,
--------------------------------------------------------------------------------
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
                                                                                  ------------
                                                                                  ------------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    The mandatory reductions for the Tranche B Loan Commitment are as follows:

YEARS ENDING
DECEMBER 31,
--------------------------------------------------------------------------------
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

    On April 20, 1998, the Company's 364-day credit facility (the "New Credit Facility") expired. The Company had commitments of $150,000.

    At December 31, 1998, the borrowings under the Credit Facilities consist of $628,236 under the Tranche A Loan Commitment, $250,000 under the Revolver/Term Loan, $130,000 under the Tranche B Loan Commitment and $250,000 under the Term Loan.

    At December 31, 1998, the Company has commitments of $1,400,000 and can borrow up to $1,500,000 in the aggregate under the Credit Facilities.

    The amounts borrowed pursuant to the Credit Facilities bear interest, at the Company's option as follows: (i) the higher of (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 1/2 of 1% and (b) the prime commercial lending rate announced by the Agent from time to time (in each case, the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the Credit Facilities or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the Credit Facilities. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the Credit Facilities. During 1998 and 1997, the weighted average interest rate on the Credit Facilities was 6.84% and 7.11%, respectively. Interest rates on the borrowings outstanding under the Credit Facilities ranged from 6.35% to 8.50% in 1998 and from 7.04% to 8.50% in 1997. Interest rates on the borrowings outstanding under the Credit Facilities ranged from 6.72% to 7.88% at December 31, 1998.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    Under the Credit Facilities, the Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average aggregate unutilized commitment under the Tranche A Loan Commitment and the Tranche B Loan Commitment. The Company has also agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. Under the New Credit Facility, the Company had agreed to pay commitment fees equal to 1/8 of 1% per annum on the daily average aggregate unutilized revolving loan commitment.

    10 5/8% SENIOR NOTES.  The Company purchased $16,750 and $20,850 of the
10 5/8% Senior Notes in 1996 and 1997, respectively. On May 1, 1997, the Company redeemed the $212,400 remaining principal amount of the 10 5/8% Senior Notes at 104% plus accrued and unpaid interest. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $15,401 on the accompanying statement of consolidated operations for the year ended December 31, 1997.

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

    8 1/2% SENIOR NOTES. Interest is payable semi-annually in February and August at an annual rate of 8 1/2%. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund requirements. The 8 1/2% Senior Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest.

    7 5/8% SENIOR NOTES. On February 17, 1998, the Company completed a private offering of $250,000 7 5/8% Senior Notes Due 2008, ("Old 7 5/8% Senior Notes"). The Old 7 5/8% Senior Notes were issued at 99.425% with related issuance costs of approximately $4,000 and mature on April 1, 2008, with no sinking fund requirements. Interest on the Old 7 5/8% Senior Notes was payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. On June 10, 1998, the Company exchanged the Old 7 5/8% Senior Notes for a new series of $250,000 7 5/8% Senior Notes Due 2008 ("New 7 5/8% Senior Notes"). The terms of the New 7 5/8% Senior Notes are the same as the terms of the Old 7 5/8% Senior Notes except that the New 7 5/8% Senior Notes have been registered under the Securities Act of 1933. The New 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the New 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest. Net proceeds from the issuance of the Old 7 5/8% Senior Notes of approximately $244,000 were primarily used to redeem the Series B Preferred Stock and to pay down borrowings under the Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions.

    The 10 1/4% Senior Notes, 8 1/2% Senior Notes and the New 7 5/8% Senior Notes (together referred to as the "Senior Notes"), and the Credit Facilities, all rank senior in right of payment to all subordinated indebtedness of PRIMEDIA Inc. (a holding company).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock in excess of $25,000 in any given year. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to
1. The Company's maximum allowable leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned subsidiaries of the Company. Such guarantees are full, unconditional and joint and several. The separate financial statements of the domestic subsidiaries are not presented because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The Company's foreign subsidiaries are not guarantors of the above indebtedness. The total assets, revenues, income or equity of such foreign subsidiaries, both individually and on a combined basis, are inconsequential in relation to the total assets, revenues, income or equity of the Company.

    ACQUISITION OBLIGATION. In connection with the acquisition of certain of the Company's specialty consumer magazine operations and THE DAILY RACING FORM, an obligation was recorded equivalent to the present value of the principal and interest payments of the notes payable in the amount of $44,179 at December 31, 1998 and $53,871 at December 31, 1997. The interest rate used in calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such obligation at the time of the acquisition. Principal and interest amounts aggregating $49,167 will be repaid from June 1999 through June 2001.

    INTEREST RATE SWAP AGREEMENTS. In May 1995, the Company entered into two, three-year interest rate swap agreements with an aggregate notional amount of $200,000 which expired in May 1998. Under these swap agreements, the Company received a floating rate of interest based on three-month LIBOR, which reset quarterly, and paid a fixed rate of interest which increased each year during the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 6.7%, respectively, in 1998, 5.7% and 6.5%, respectively, in 1997 and 5.5% and 6.2%, respectively, in 1996. Also, in May 1995, the Company entered into a three-year interest rate cap agreement which expired in May 1998. As a result of this transaction, the Company had the right to receive payments based on a notional principal amount of $100,000 to the extent that three-month LIBOR exceeded 7.75% in year one, 8.75% in year two and 9.75% in year three of the agreement. Any interest differential received was recognized as an adjustment to interest expense. The interest rate cap fee was recognized as an adjustment to interest expense over the life of the interest rate cap agreement.

    In the fourth quarter of 1996, the Company entered into six, one-year interest rate swap agreements with an aggregate notional amount of $600,000. Under these swap agreements, the Company received a floating rate of interest based on three-month LIBOR, which reset quarterly, and paid a fixed rate of interest, each quarter, for the term of the agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 5.8%, respectively, in 1997 and 5.5% and 5.8%, respectively, in 1996. These interest rate swap agreements expired during the fourth quarter of 1997.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    In July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.6% and 6.3%, respectively, in 1998.

    The net interest differential, related to the interest rate swap agreements and the interest rate cap agreement, charged to interest expense in 1998, 1997 and 1996 was $4,674, $2,048 and $1,943, respectively. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

12. INCOME TAXES

    At December 31, 1998, the Company had aggregate net operating and capital loss carryforwards for Federal and state income tax purposes of approximately $901,400 which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The capital losses may only be used to offset future capital gains. The NOLs and capital losses are scheduled to expire in the following years:

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)

                                                                          CAPITAL
                                                                NOLS      LOSSES      TOTAL
                                                             ----------  ---------  ----------
2002.......................................................  $       --  $  15,200  $   15,200
2003.......................................................      24,900     66,500      91,400
2004.......................................................      60,400         --      60,400
2005.......................................................     121,800         --     121,800
2006.......................................................      93,400         --      93,400
2007.......................................................      82,700         --      82,700
2008.......................................................      82,700         --      82,700
2009.......................................................      68,900         --      68,900
2010.......................................................     154,900         --     154,900
2011.......................................................      25,400         --      25,400
2012.......................................................      76,900         --      76,900
2018(*)....................................................      27,700         --      27,700
                                                             ----------  ---------  ----------
                                                             $  819,700  $  81,700  $  901,400
                                                             ----------  ---------  ----------
                                                             ----------  ---------  ----------

------------------------

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of NOLs arising after January 1, 1998 was extended from 15 to 20 years.

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                                         DECEMBER 31, 1998
                                                                                 ---------------------------------
                                                                                  FEDERAL      STATE      TOTAL
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory.............................  $      452  $     133  $      585
Difference between book and tax basis of accrued expenses and other............      24,298      7,118      31,416
Reserves not currently deductible..............................................         499        146         645
Difference between book and tax basis of other intangible assets...............      47,484     13,911      61,395
Operating loss carryforwards...................................................     242,586     46,530     289,116
Capital loss carryforwards.....................................................      28,023      1,634      29,657
                                                                                 ----------  ---------  ----------
Total..........................................................................     343,342     69,472     412,814
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible assets...............      59,219     17,349      76,568
Difference between book and tax basis of property and equipment................       9,396      2,753      12,149
Other..........................................................................      14,102      4,131      18,233
                                                                                 ----------  ---------  ----------
Total..........................................................................      82,717     24,233     106,950
                                                                                 ----------  ---------  ----------
Net deferred income tax assets.................................................     260,625     45,239     305,864
Less: Valuation allowances.....................................................     107,969     21,695     129,664
                                                                                 ----------  ---------  ----------
Net............................................................................  $  152,656  $  23,544  $  176,200
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)

                                                                                         DECEMBER 31, 1997
                                                                                 ---------------------------------
                                                                                  FEDERAL      STATE      TOTAL
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory.............................  $    2,187  $     641  $    2,828
Difference between book and tax basis of accrued expenses and other............      16,075      4,709      20,784
Reserves not currently deductible..............................................       2,615        766       3,381
Difference between book and tax basis of other intangible assets...............      80,945     23,714     104,659
Operating loss carryforwards...................................................     215,832     44,065     259,897
                                                                                 ----------  ---------  ----------
Total..........................................................................     317,654     73,895     391,549
                                                                                 ----------  ---------  ----------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible assets...............      39,283     11,508      50,791
Difference between book and tax basis of property and equipment................      16,405      4,806      21,211
Other..........................................................................      19,424      5,691      25,115
                                                                                 ----------  ---------  ----------
Total..........................................................................      75,112     22,005      97,117
                                                                                 ----------  ---------  ----------
Net deferred income tax assets.................................................     242,542     51,890     294,432
Less: Valuation allowances.....................................................      89,886     28,346     118,232
                                                                                 ----------  ---------  ----------
Net............................................................................  $  152,656  $  23,544  $  176,200
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

    At December 31, 1998, 1997 and 1996, management of the Company reviewed recent operating results and projected future operating results. At the end of each of the respective years, management determined that a portion of the net deferred income tax assets would likely be realized. The amounts of the net deferred income tax assets were not adjusted in 1998 and 1997. In 1996, the Company reduced the valuation allowances by $62,400 and recorded an income tax benefit of $53,300 ($46,200 and $7,100 related to Federal and state income tax benefits, respectively) and a reduction of the excess of purchase price over net assets acquired of $9,100. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. There were net increases in the valuation allowances of $11,432 and $43,638 during 1998 and 1997, respectively.

    A portion of the valuation allowances in the amount of approximately $71,000 at December 31, 1998 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                                                 DECEMBER 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
$11.625 Series B Exchangeable Preferred Stock.............................................  $       --  $  155,281
$10.00 Series D Exchangeable Preferred Stock..............................................     195,042     194,495
$9.20 Series E/Series F Exchangeable Preferred Stock......................................     120,306     120,504
$8.625 Series H Exchangeable Preferred Stock..............................................     242,493          --
                                                                                            ----------  ----------
                                                                                            $  557,841  $  470,280
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    $11.625 SERIES B EXCHANGEABLE PREFERRED STOCK. The Company authorized 2,000,000 shares of $.01 par value Series B Preferred Stock, 1,576,036 shares of which were issued and outstanding at December 31, 1997. The liquidation and redemption value at December 31, 1997 was $157,604. Annual dividends of $11.625 per share on the Series B Preferred Stock were cumulative and payable quarterly in cash or by issuing additional shares of the Series B Preferred Stock. Commencing in the second quarter of 1997, the Company elected to satisfy its Series B Preferred Stock dividend requirements in cash. On March 20, 1998, the Company redeemed all of the outstanding shares of the Series B Preferred Stock at a price of $105.80 per share, plus accrued and unpaid dividends aggregating approximately $169,000.

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK. In 1996, the Company completed an offering of 2,000,000 shares of $.01 par value, Series D Preferred Stock at $100 per share. Annual dividends of $10.00 per share on the Series D Preferred Stock are cumulative and payable quarterly, in cash. The liquidation and redemption value at December 31, 1998 and 1997 was $200,000. On or after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Subordinated Exchange Debentures due 2008.

    $9.20 SERIES E/SERIES F EXCHANGEABLE PREFERRED STOCK. On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $.01 par value, $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share. Annual dividends of $9.20 per share on the Series E Preferred Stock were cumulative and payable quarterly, in cash, commencing February 1, 1998. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the terms of the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock. As of December 31, 1998 and 1997, all shares of the Series E/Series F Preferred Stock were issued and outstanding and the liquidation and redemption value of

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK (CONTINUED) the Series E/Series F Preferred Stock was $125,000. Net proceeds from this private offering were used to pay down borrowings under the Credit Facilities.

    $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK. On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $.01 par value, $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of $.01 par value, Series H Preferred Stock. The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date, with the net proceeds of one or more public offerings, subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010. Net proceeds from the issuance of Series G Preferred Stock of approximately $242,000 were primarily used to redeem the Series B Preferred Stock and to pay down borrowings under the Credit Facilities, which amounts may be reborrowed for general corporate purposes, including acquisitions.

14. COMMON STOCK

    STOCK ISSUANCE. On March 18, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co. ("KKR"), purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (the "KKR Fund Investment"). The net proceeds (after issuance costs) from the KKR Fund Investment were used to repay borrowings outstanding under the Credit Facilities, which amounts may be reborrowed for general corporate purposes including acquisitions (see Note 20).

    SHARE REPURCHASE PROGRAM. On September 9, 1997, the Company announced that its board of directors had authorized the Company to repurchase up to $15,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. In 1998, the board of directors authorized the repurchase of an additional $15,000 of the Company's outstanding common shares. During 1998, the Company repurchased 1,703,700 shares of common stock for $19,983 at a weighted average price of $11.73. During 1997, the Company repurchased 1,048,600 shares of common stock for $13,158 at a weighted average price of $12.52. These 1997 repurchases included 523,000 shares that were repurchased for $6,422 and were not part of the share repurchase program. All repurchases above are recorded at cost and classified as common stock in treasury on the consolidated balance sheets at December 31, 1998 and 1997, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    STOCK PURCHASE AND OPTION PLAN. The PRIMEDIA Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the forms of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The stock options are granted with exercise prices at quoted market value at time of issuance.

    COMMON STOCK SUBJECT TO REDEMPTION. Under the following circumstances, employees who purchased shares prior to the Company's initial public offering of common stock have the right to resell their shares of common stock to the
Company: termination of employment in connection with the sale of the business for which they work, death, disability or retirement after age 65. The resale feature expires five years after the effective purchase date of the common stock. Since inception of the Company, none of the employees has exercised such resale feature as a result of such sale, death, disability or retirement and the likelihood of significant resales is considered by management to be remote because the stock is freely tradeable on the public market.

    The following summarizes the activity of the common stock subject to redemption:

                                                                                               SHARES     AMOUNT
                                                                                              ---------  ---------
Balance at January 1, 1996..................................................................  2,406,513  $  29,179
Acquisitions of common stock held by management.............................................    (17,269)      (148)
Expiration of redemption feature............................................................  (1,745,934)   (21,230)
Reduction in carrying value.................................................................         --       (885)
                                                                                              ---------  ---------
Balance at December 31, 1996................................................................    643,310      6,916
Acquisitions of common stock held by management.............................................     (2,320)       (19)
Expiration of redemption feature............................................................   (238,340)    (2,569)
Accretion in carrying value.................................................................         --        755
                                                                                              ---------  ---------
Balance at December 31, 1997................................................................    402,650      5,083
Acquisitions of common stock held by management.............................................    (22,531)      (314)
Expiration of redemption feature............................................................    (86,000)    (1,056)
Reduction in carrying value.................................................................         --       (221)
                                                                                              ---------  ---------
Balance at December 31, 1998................................................................    294,119  $   3,492
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The redemption values of the common stock subject to redemption of $3,492 and $5,083 at December 31, 1998 and 1997, respectively, were based on a repurchase price of $11.875 per share and $12.625 per share, which are the quoted market values at December 31, 1998 and 1997, respectively. Common stock subject to redemption is recorded on the accompanying consolidated balance sheets net of the amounts of notes receivable from employees (related to common stock issuances) outstanding of $528 and $707 at December 31, 1998 and 1997, respectively.

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                   1998                                   1997                             1996
                   -------------------------------------  -------------------------------------  ------------------------
                                              WEIGHTED                               WEIGHTED
                                               AVERAGE                                AVERAGE
                                EXERCISE      EXERCISE                 EXERCISE      EXERCISE                 EXERCISE
                    OPTIONS       PRICE         PRICE      OPTIONS       PRICE         PRICE      OPTIONS       PRICE
                   ---------  -------------  -----------  ---------  -------------  -----------  ---------  -------------

Outstanding--
  beginning of
  year...........  11,562,930  $5.00-$12.00   $    6.58   13,211,212  $5.00-$11.94   $    6.69   12,326,087  $5.00-$ 8.00
  Granted........  1,530,590  1$2.00-$14.69   $   12.68     135,800  1$0.88-$12.00   $   11.27   1,830,400  1$0.00-$11.94
  Exercised......   (416,817)  $5.00-$11.13   $    7.13   (1,209,693)  $5.00-$11.81  $    6.96    (681,890)  $5.00-$ 8.00
  Forfeited......   (446,730)  $5.44-$12.63   $   11.22    (574,389)  $5.00-$11.81   $    9.22    (263,385)  $5.00-$ 8.00
                   ---------                              ---------                              ---------
Outstanding--end
  of year........  12,229,973  $5.00-$14.69   $    7.16   11,562,930  $5.00-$12.00   $    6.58   13,211,212  $5.00-$11.94
                   ---------                              ---------                              ---------
                   ---------                              ---------                              ---------
Exercisable--end
  of year........  9,369,633   $5.00-$12.00   $    5.97   8,953,280   $5.00-$11.94   $    5.73   8,707,528   $5.00-$ 8.00
                   ---------                              ---------                              ---------
                   ---------                              ---------                              ---------

                    WEIGHTED
                     AVERAGE
                    EXERCISE
                      PRICE
                   -----------
Outstanding--
  beginning of
  year...........   $    5.98
  Granted........   $   11.12
  Exercised......   $    5.36
  Forfeited......   $    7.69
Outstanding--end
  of year........   $    6.69
Exercisable--end
  of year........   $    5.38

    The weighted-average fair value per option for options granted in 1998, 1997 and 1996 was $5.44, $4.45 and $4.13, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1998:

                   NUMBER            WEIGHTED             WEIGHTED
   RANGE OF      OUTSTANDING     AVERAGE REMAINING         AVERAGE
EXERCISE PRICES  AT 12/31/98     CONTRACTUAL LIFE      EXERCISE PRICE
---------------  -----------  -----------------------  ---------------

$ 5.00-$ 5.44     6,913,043                  3            $    5.00
      $ 7.00        120,400                  5            $    7.00
      $ 8.00      2,475,880                  7            $    8.00
$10.00-$12.00     1,410,460                  8            $   11.14
$12.63-$14.69     1,310,190                  9            $   12.68
                 -----------
                 12,229,973                  5            $    7.16
                 -----------
                 -----------

    SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1998, 1997 and 1996. The following weighted-

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
average assumptions were used for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.63%, 6.65% and 6.36%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 24.15%, 27.70% and 20.83%; and a weighted-average expected life of the option of five years. The estimated fair value of options granted during 1998, 1997 and 1996 was $8,332, $604 and $7,560, respectively.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------

Pro forma net income (loss).......................................................  $ (42,659) $(176,351) $   5,738
Pro forma loss applicable to common shareholders..................................  $(105,944) $(241,424) $ (37,788)
Pro forma basic and diluted loss per common share.................................  $    (.74) $   (1.87) $    (.29)

    The Company had reserved approximately 11,000,000 shares of the Company's common stock or options for future grants in connection with the Plan at December 31, 1998.

15. LOSS PER SHARE

    Loss per share has been determined based on income (loss) before extraordinary charge after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented.

    Options to purchase 12,229,973, 11,562,930 and 13,211,212 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

16. ACCUMULATED DEFICIT

    The accumulated deficit of $1,030,032 at December 31, 1998 includes non-cash expenses related to the accumulated amortization of intangible assets, the excess of the purchase price over the net assets acquired and deferred financing costs, the write-offs of the unamortized balance of deferred financing costs associated with all previous financings, the restructurings and other costs and the (gain) loss on sales of businesses, net and other in the aggregate amount of approximately $1,378,000 which is net of the non-cash income tax benefits aggregating $155,000 through December 31, 1998.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows:

                                                                                    DECEMBER 31,
                                                                   ----------------------------------------------
                                                                            1998                    1997
                                                                   ----------------------  ----------------------

                                                                    CARRYING                CARRYING
                                                                     VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
10 1/4% Senior Notes.............................................  $  100,000  $  106,013  $  100,000  $  108,000
8 1/2% Senior Notes..............................................     299,001     309,000     298,902     307,470
7 5/8% Senior Notes..............................................     248,643     245,000          --          --
Acquisition Obligation...........................................      44,179      44,666      53,871      55,329
Series B Preferred Stock.........................................          --          --     155,281     169,818
Series D Preferred Stock.........................................     195,042     208,500     194,495     210,500
Series E/Series F Preferred Stock................................     120,306     122,813     120,504     125,000
Series H Preferred Stock.........................................     242,493     240,625          --          --
Interest Rate Swap Agreements....................................       1,528      18,519         485         410
Purchased Interest Rate Cap Agreement............................          --          --         (43)         --

    The bracketed amount above represents assets.

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

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS

    RETIREMENT PLANS. Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $7,700 in 1998, $6,300 in 1997 and $5,400 in 1996.

    In addition, the employees at PRIMEDIA Magazines and the non-union employees at THE DAILY RACING FORM were eligible to participate in a non-contributory defined benefit pension plan ("Pension Plan"). The benefits paid under the Pension Plan were based on years of service and compensation amounts for the highest consecutive five years of service in the most current ten years. The Pension Plan was funded by means of contributions by the Company to the plan's trust. The pension funding policy was consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consisted primarily of fixed income, equity and other short-term investments.

    In January 1998, the Company amended the Pension Plan. The amendment specifically froze plan participation effective December 31, 1997. The Company received approval from the Pension Benefit Guarantee Corporation during the third quarter to terminate this plan and distribute all the plan's assets.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED)
In November 1998, the Company terminated this plan and settled all of its obligations by making lump-sum distributions and purchasing annuity contracts.

    The following tables set forth the Pension Plan's funded status as of December 31, 1998 and 1997 and amounts recognized in the Company's statement of operations for the years ended December 31, 1998, 1997 and 1996:

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
CHANGE IN BENEFIT OBLIGATION:
  Projected benefit obligation at beginning of period......................................  $   18,036  $  12,077
    Service cost...........................................................................          --      1,387
    Interest cost..........................................................................         668      1,073
    Amendments.............................................................................       4,536      2,404
    Actuarial loss.........................................................................          --      1,570
    Benefits paid..........................................................................        (866)      (475)
    Curtailment............................................................................      (6,448)        --
    Settlement.............................................................................     (15,926)        --
                                                                                             ----------  ---------
  Projected benefit obligation at end of period............................................          --     18,036
                                                                                             ----------  ---------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of period.........................................      13,391      5,473
    Actual return on plan assets...........................................................       1,692      1,763
    Employer contributions.................................................................       1,859      1,715
    Benefits paid..........................................................................        (866)      (475)
    Other income...........................................................................          --      4,915
    Settlement.............................................................................     (15,926)        --
                                                                                             ----------  ---------
  Fair value of plan assets at end of period...............................................         150     13,391
                                                                                             ----------  ---------

Funded status..............................................................................         150     (4,645)
Unrecognized net actuarial loss............................................................          --        697
Unrecognized prior service cost............................................................          --     (2,137)
Unrecognized initial obligation............................................................          --      2,587
                                                                                             ----------  ---------
Prepaid (accrued) pension cost.............................................................  $      150  $  (3,498)
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    The amendments included in the change in benefit obligation represent the Pension Plan termination during the year ended December 31, 1998 and the merger of the predecessor Daily Racing Form plan into the Pension Plan during the year ended December 31, 1997.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED)
    The obligation recorded at the acquisition date of PRIMEDIA Magazines and Daily Racing Form was the excess of the projected benefit obligation over the plan assets at the date of acquisition which was included in other non-current liabilities for the year ended December 31, 1997.

                                                                                                 1998       1997
                                                                                               ---------  ---------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,

Discount rate................................................................................      7.00%      7.00%
Expected return on plan assets...............................................................        N/A      8.50%
Rate of compensation increases...............................................................        N/A      4.00%

    The components of net periodic pension (income) expense for 1998, 1997 and 1996 are as follows:

                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------

  Service cost.....................................................................  $      --  $   1,387  $   1,203
  Interest cost....................................................................        668      1,073        769
  Expected return on plan assets...................................................       (978)    (1,763)      (610)
  Amortization of initial obligation...............................................         --        274        274
  Amortization of prior service cost...............................................         --       (159)       (27)
  Amortization of net actuarial loss...............................................         --        830        215
  Curtailment gain.................................................................     (5,301)        --         --
  Settlement loss..................................................................      3,823         --         --
                                                                                     ---------  ---------  ---------
Net periodic pension (income) expense..............................................  $  (1,788) $   1,642  $   1,824
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    In 1998, the Company acquired American Guidance Service, Inc. ("AGS"). AGS sponsors a defined benefit pension plan (the "AGS Plan") for the benefit of its employees. The allocation of the purchase price of AGS included a liability of approximately $792 related to this plan. The benefits to be paid under the AGS Plan are based on years of service and compensation amounts for the average of the highest five consecutive plan years. The AGS Plan is funded by means of contributions by the Company to the plan's trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and other short-term investments. The following tables set forth the AGS Plan's funded status as of December 31, 1998 and

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED) the amounts recognized in the Company's statement of operations from the acquisition date through December 31, 1998.

CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation at beginning of period.........................     $   8,682
  Service cost..............................................................           318
  Interest cost.............................................................           287
  Actuarial loss............................................................           308
  Benefits paid.............................................................          (137)
                                                                                   -------
Projected benefit obligation at end of period...............................         9,458
                                                                                   -------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period............................         8,198
  Actual return on plan assets..............................................          (276)
  Benefits paid.............................................................          (137)
                                                                                   -------
Fair value of plan assets at end of period..................................         7,785
                                                                                   -------

Funded status...............................................................        (1,673)
Unrecognized net actuarial loss.............................................           637
                                                                                   -------
Accrued pension cost........................................................     $  (1,036)
                                                                                   -------
                                                                                   -------

COMPONENTS OF NET PERIODIC PENSION EXPENSE:
  Service cost..............................................................     $     318
  Interest cost.............................................................           287
  Expected return on plan assets ...........................................          (361)
                                                                                   -------
Net periodic pension expense................................................     $     244
                                                                                   -------
                                                                                   -------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 1998:
Discount rate...............................................................          6.50%
Expected return on plan assets..............................................          9.00%
Rate of compensation increases..............................................          4.50%

    OTHER EMPLOYEE COSTS. During the third quarter of 1998, the Company recorded management reorganization costs of approximately $8,500 which primarily represented severance costs. This charge is recorded in the caption (gain) loss on the sales of businesses, net and other on the accompanying statement of consolidated operations.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $36,282, $36,844 and $31,561 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. Minimum rental commitments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------------------------------------------------
1999...............................................................         $    32,579
2000...............................................................              31,062
2001...............................................................              25,403
2002...............................................................              20,881
2003...............................................................              18,798
Thereafter.........................................................              45,890
                                                                               --------
                                                                            $   174,613
                                                                               --------
                                                                               --------

    Future minimum lease payments under capital leases (see Note 7) are as follows:

YEARS ENDING DECEMBER 31,
-------------------------------------------------------------------
1999...............................................................         $     3,938
2000...............................................................               3,938
2001...............................................................               3,938
2002...............................................................               3,938
2003...............................................................               3,965
Thereafter.........................................................              24,351
                                                                                -------
                                                                                 44,068
Less: Amount representing interest.................................              16,057
                                                                                -------
Present value of net minimum lease payments........................              28,011
Less: Current portion..............................................               1,741
                                                                                -------
Long-term obligations (included in other non-current
  liabilities).....................................................         $    26,270
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

    At December 31, 1998, the Company had letters of credit outstanding of approximately $17,900 (see Note 11).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. RELATED PARTY TRANSACTIONS

    During each of the years ended December 31, 1998, 1997 and 1996, the Company paid $1,000 in administrative and other fees to KKR, an affiliated party. The Company paid an aggregate of $180 in directors' fees to certain partners of KKR during the years ended December 31, 1998, 1997 and 1996. In 1998, a partnership affiliated with KKR purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (see Note 14).

21. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                     FIRST           SECOND          THIRD           FOURTH
                                    QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                                 --------------  --------------  --------------  --------------  --------------

FOR THE YEAR ENDED DECEMBER 31,
  1998:
Sales, net.....................  $      344,986  $      390,050  $      392,296  $      446,241  $    1,573,573
Operating income...............          24,282          28,414          29,783          35,678         118,157
Net loss.......................          (9,732)         (7,225)         (9,184)        (11,595)        (37,736)
Loss applicable to common
  shareholders.................         (33,217)        (20,427)        (22,517)        (24,860)       (101,021)
Basic and diluted loss
  applicable to common
  shareholders per common
  share........................           $(.25)          $(.14)          $(.15)          $(.17)          $(.71)
Basic and diluted common shares
  outstanding..................     134,686,401     145,659,940     145,238,934     144,530,821     142,529,024

FOR THE YEAR ENDED DECEMBER 31,
  1997:
Sales, net.....................  $      352,291  $      368,762  $      368,944  $      397,598  $    1,487,595
Operating income (loss)........          20,478          39,518        (112,326)         31,537         (20,793)
Income (loss) before
  extraordinary charge.........         (12,546)          3,700        (147,674)           (919)       (157,439)
Extraordinary charge--
  extinguishment of debt.......          (1,554)        (13,847)             --              --         (15,401)
Net loss.......................         (14,100)        (10,147)       (147,674)           (919)       (172,840)
Loss applicable to common
  shareholders.................         (26,426)        (22,602)       (160,130)        (28,755)       (237,913)
Basic and diluted loss
  applicable to common
  shareholders per common
  share:
  Loss before extraordinary
    charge.....................           $(.19)          $(.07)         $(1.24)          $(.22)         $(1.72)
  Net loss.....................           $(.20)          $(.18)         $(1.24)          $(.22)         $(1.84)
Basic and diluted common shares
  outstanding..................     129,114,344     129,289,307     129,411,579     129,404,368     129,304,900

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)
    During the second and third quarters of 1998, the Company recorded a gain on the sales of businesses, net and other of $1,849 and $5,367, respectively (see
Note 4 and Note 18).

    During the first quarter of 1997, the Company purchased, in aggregate $20,850 of the 10 5/8% Senior Notes from various brokers on the open market. The premium paid on the purchase and the write-off of the related deferred financing fees totaled $1,554. In the second quarter, the Company redeemed the remaining principal of the 10 5/8% Senior Notes. The aggregate premium paid and the write-off of the related deferred financing fees totaled $13,847. During the third quarter of 1997, the Company recorded a provision for loss on the sales of businesses, net and other in the amount of $138,640.

22. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into three business segments: specialty magazines, information and education (see Note 1). The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief decision maker views these businesses separately when evaluating and making decisions regarding ongoing operations (see Note 4). Information as to the operations of the Company in different business segments is set forth below based on the nature of the products offered. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is business segment earnings before interest, taxes, depreciation, amortization and provision for one-time charges ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 2). There were no material intersegment sales between the reported segments.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
SALES, NET:
  Specialty Magazines...............................  $    927,501  $    714,464  $    629,001
  Information.......................................       272,819       228,145       190,014
  Education.........................................       330,790       269,246       209,366
  Other:
    Non-Core Businesses.............................        42,463       275,740       346,068
                                                      ------------  ------------  ------------
  Total.............................................  $  1,573,573  $  1,487,595  $  1,374,449
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
EBITDA (1):
  Specialty Magazines...............................  $    187,104  $    159,462  $    136,793
  Information.......................................        73,969        63,642        57,353
  Education.........................................        90,400        81,833        66,551
  Other:
    Corporate.......................................       (28,324)      (25,545)      (21,497)
    Non-Core Businesses.............................         6,761        22,620        37,403
                                                      ------------  ------------  ------------
  Total.............................................  $    329,910  $    302,012  $    276,603
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
DEPRECIATION AND AMORTIZATION OF PREPUBLICATION
  COSTS, PROPERTY AND EQUIPMENT:
  Specialty Magazines...............................  $     12,518  $      6,256  $      4,980
  Information.......................................         4,001         2,675         2,353
  Education.........................................        24,323        23,553        20,808
  Other:
    Corporate.......................................         1,314         1,031           779
    Non-Core Businesses.............................            58         3,819         9,313
                                                      ------------  ------------  ------------
  Total.............................................  $     42,214  $     37,334  $     38,233
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
TOTAL ASSETS:
  Specialty Magazines...............................  $  1,437,530  $    977,947  $    892,841
  Information.......................................       377,355       328,574       310,681
  Education.........................................     1,047,462       968,690       799,941
  Other:
    Corporate.......................................       178,518       166,988       172,123
    Non-Core Businesses.............................           209        43,791       376,629
                                                      ------------  ------------  ------------
  Total.............................................  $  3,041,074  $  2,485,990  $  2,552,215
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
CAPITAL EXPENDITURES, NET:
  Specialty Magazines...............................  $     20,303  $      9,085  $      7,927
  Information.......................................         8,187         2,563         2,719
  Education.........................................        21,918        11,583         9,075
  Other:
    Corporate.......................................         3,782         1,740         1,735
    Non-Core Businesses.............................         1,048         6,137         7,334
                                                      ------------  ------------  ------------
  Total.............................................  $     55,238  $     31,108  $     28,790
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. BUSINESS SEGMENT INFORMATION (CONTINUED)
------------------------

(1) EBITDA represents operating income before interest, taxes, depreciation, amortization and provision for one-time charges.

    The following is a reconciliation of EBITDA to operating income (loss).

                                                            1998         1997         1996
                                                         -----------  -----------  -----------
Total EBITDA...........................................  $   329,910  $   302,012  $   276,603
Depreciation and amortization of prepublication costs,
  property and equipment...............................      (42,214)     (37,334)     (38,233)
Gain (loss) on the sales of businesses, net and
  other................................................        7,216     (138,640)     --
Amortization of intangible assets, excess of purchase
  price over net assets acquired and other.............     (176,755)    (146,831)    (152,469)
                                                         -----------  -----------  -----------
Operating income (loss)................................  $   118,157  $   (20,793) $    85,901
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

23. SUBSEQUENT EVENTS

    On February 22, 1999, the Company announced the closing by PRIMEDIA Workplace Learning of five unprofitable and recently launched product lines as part of a program to return the Company's focus to accreditation-oriented vocational networks and associated products. Accordingly, PRIMEDIA expects to record a charge related to this refocusing for severance, lease discontinuance for transponders and office sites, recoverability of certain assets, related goodwill and other items against its 1999 first quarter results. The Company is currently in the process of calculating the pre-tax charge, which is estimated to be between $20,000 and $24,000. PRIMEDIA Workplace Learning is included in the education segment.

    Through March 3, 1999, the Company completed five product-line acquisitions in all segments. The aggregate purchase price was approximately $35,000 and was financed primarily through borrowings under the Company's Credit Facilities.

    On March 11, 1999, the Company completed an amendment and restatement of its Credit Facilities to increase them by $250,000 to $1,650,000. The final maturity date is July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999. There are currently no borrowings under the bank revolving credit facility.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K.

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules

                                                                                                                PAGE
                                                                                                                -----
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       PRIMEDIA Inc. and Subsidiaries
         For the Year Ended December 31, 1998..............................................................         S-1
         For the Year Ended December 31, 1997..............................................................         S-2
         For the Year Ended December 31, 1996..............................................................         S-3
       Independent Auditors' Report on Schedules--Deloitte & Touche LLP....................................         S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

(b)--Reports on Form 8-K

(c)--Exhibits

                  3.1   --Certificate of Incorporation of K-III. (7)

                  3.2   --Certificate of Amendment to Certificate of Incorporation of K-III
                          (changing name from K-III to PRIMEDIA Inc.) (14)

                  3.3   --Certificate of Designations of the Series D Preferred Stock. (11)

                  3.4   --Certificate of Designations of the Series F Preferred Stock. (13)

                  3.5   --Certificate of Designations of the Series H Preferred Stock. (15)

                  3.6   --Amended and Restated By-laws of K-III. (7)

                  3.7   --Certificate of Incorporation of Intertec Publishing Corporation. (2)

                  3.8   --Certificate of Amendment to Certificate of Incorporation of Intertec
                          Publishing Corporation (changing name to PRIMEDIA Intertec Corporation)(*)

                  3.9   --Amended and Restated By-laws of Intertec Publishing Corporation. (2)

                  3.10  --Certificate of Incorporation of Newbridge Communications, Inc. (2)

                  3.11  --Certificate of Amendment to Certificate of Incorporation of Newbridge
                          Communications, Inc. (changing name to Films for the Humanities and
                          Sciences, Inc.) (14)

                  3.12  --By-laws of Newbridge Communications, Inc. (2)

                  3.13  --Certificate of Incorporation of K-III Directory Corporation (1)

                  3.14  --Certificate of Amendment to Certificate of Incorporation of K-III
                          Directory Corporation (changing name to PRIMEDIA Information Inc.) (14)

                  3.15  --By-laws of K-III Directory Corporation (1)

                  3.16  --Certificate of Incorporation of R.E.R. Publishing Corporation. (2)

                  3.17  --Amended and Restated By-laws of R.E.R. Publishing Corporation. (2)

                  3.18  --Certificate of Incorporation of Intermodal Publishing Company, Ltd. (2)

                  3.19  --Amended and Restated By-laws of Intermodal Publishing Company, Ltd. (2)

                  3.20  --Certificate of Incorporation of Weekly Reader Corporation. (2)

                  3.21  --By-laws of Weekly Reader Corporation. (2)

                  3.22  --Certificate of Incorporation of K-III Reference Corporation. (9)

                  3.23  --Certificate of Amendment to Certificate of Incorporation of K-III
                          Reference Corporation (changing name to PRIMEDIA Reference Inc.) (14)

                  3.24  --By-laws of K-III Reference Corporation. (2)

                  3.25  --Certificate of Amendment to Certificate of Incorporation of Funk &
                          Wagnalls Corporation (changing name to K-III Reference Corporation) (12)

                  3.26  --Certificate of Incorporation of Funk & Wagnalls Yearbook Corp. (2)

                  3.27  --By-laws of Funk & Wagnalls Yearbook Corp. (2)

                  3.28  --Certificate of Incorporation of K-III Magazine Corporation. (2)

                  3.29  --Certificate of Amendment to Certificate of Incorporation of K-III Magazine
                          Corporation (changing name to PRIMEDIA Magazines Inc.) (14)

                  3.30  --By-laws of K-III Magazine Corporation. (2)

                  3.31  --Certificate of Incorporation of K-III Magazine Finance Corporation. (2)

                  3.32  --Certificate of Amendment to Certificate of Incorporation of K-III Magazine
                          Finance Corporation (changing name to PRIMEDIA Magazines Finance Inc.)
                          (14)

                  3.33  --By-laws of K-III Magazine Finance Corporation. (2)

                  3.34  --Certificate of Incorporation of K-III Holdings Corporation III. (2)

                  3.35  --Certificate of Amendment to Certificate of Incorporation of K-III Holdings
                          Corporation III (changing name to PRIMEDIA Holdings III Inc.) (14)

                  3.36  --By-laws of K-III Holdings Corporation III. (2)

                  3.37  --Certificate of Incorporation of Haas Publishing Companies, Inc. (5)

                  3.38  --By-laws of Haas Publishing Companies, Inc. (5)

                  3.39  --Certificate of Incorporation of Lifetime Learning Systems, Inc. (8)

                  3.40  --By-laws of Lifetime Learning Systems, Inc. (8)

                  3.41  --Certificate of Incorporation of Channel One Communications Corporation.
                          (8)

                  3.42  --By-laws of Channel One Communications Corporation. (8)

                  3.43  --Certificate of Incorporation of Bacon's Information, Inc. (9)

                  3.44  --By-laws of Bacon's Information, Inc. (9)

                  3.45  --Certificate of Incorporation of Argus Publishers Corporation (9)

                  3.46  --By-laws of Argus Publishers Corporation (9)

                  3.47  --Certificate of Incorporation of PJS Publications, Inc. (8)

                  3.48  --Certificate of Amendment to Certificate of Incorporation of PJS
                          Publications, Inc. (changing name to PRIMEDIA Special Interest
                          Publications Inc.) (14)

                  3.49  --By-laws of PJS Publications, Inc. (8)

                  3.50  --Certificate of Incorporation of Symbol of Excellence Publishers, Inc. (8)

                  3.51  --By-laws of Symbol of Excellence Publishers, Inc. (8)

                  3.52  --Certificate of Incorporation of American Heat Video Productions, Inc. (12)

                  3.53  --By-laws of American Heat Video Productions, Inc. (12)

                  3.54  --Certificate of Incorporation of Bankers Consulting Company (12)

                  3.55  --By-laws of Bankers Consulting Company (12)

                  3.56  --Certificate of Incorporation of Excellence in Training Corporation (12)

                  3.57  --By-laws of Excellence in Training Corporation (12)

                  3.58  --Certificate of Incorporation of Gareth Stevens, Inc. (12)

                  3.59  --By-laws of Gareth Stevens, Inc. (12)

                  3.60  --Certificate of Incorporation of IDTN Leasing Corporation (12)

                  3.61  --By-laws of IDTN Leasing Corporation (12)

                  3.62  --Certificate of Incorporation of Industrial Training Systems Corporation
                          (12)

                  3.63  --By-laws of Industrial Training Systems Corporation (12)

                  3.64  --Certificate of Incorporation of Law Enforcement Television Network, Inc.
                          (TX) (12)

                  3.65  --By-laws of Law Enforcement Television Network, Inc. (TX) (12)

                  3.66  --Certificate of Incorporation of Lockert Jackson & Associates, Inc. (12)

                  3.67  --By-laws of Lockert Jackson & Associates, Inc. (12)

                  3.68  --Certificate of Incorporation of Tel-A-Train, Inc. (12)

                  3.69  --By-laws of Tel-A-Train, Inc. (12)

                  3.70  --Certificate of Incorporation of TI-IN Acquisition Corporation (12)

                  3.71  --By-laws of TI-IN Acquisition Corporation (12)

                  3.72  --Certificate of Incorporation of Westcott Communications, Inc. (12)

                  3.73  --Certificate of Amendment to Certificate of Incorporation of Westcott
                          Communications, Inc. (changing name to PRIMEDIA Workplace Learning, Inc.)
                          (14)

                  3.74  --By-laws of Westcott Communications, Inc. (12)

                  3.75  --Certificate of Incorporation of Westcott Communications Michigan, Inc.
                          (12)

                  3.76  --By-laws of Westcott Communications Michigan, Inc. (12)

                  3.77  --Certificate of Incorporation of Westcott ECI, Inc. (12)

                  3.78  --By-laws of Westcott ECI, Inc. (12)

                  3.79  --Certificate of Incorporation of Western Empire Publications, Inc. (12)

                  3.80  --By-laws of Western Empire Publications, Inc. (12)

                  3.81  --Certificate of Incorporation of McMullen Argus Publishing, Inc. (12)

                  3.82  --By-laws of McMullen Argus Publishing, Inc. (12)

                  3.83  --Certificate of Incorporation of The Electronics Source Book, Inc. (12)

                  3.84  --By-laws of The Electronics Source Book, Inc. (12)

                  3.85  --Certificate of Incorporation of The Apartment Guide of Nashville, Inc.
                          (14)

                  3.86  --By-laws of The Apartment Guide of Nashville, Inc. (14)

                  3.87  --Certificate of Incorporation of Cardinal Business Media, Inc. (14)

                  3.88  --By-laws of Cardinal Business Media, Inc. (14)

                  3.89  --Certificate of Incorporation of Cardinal Business Media Holdings, Inc.
                          (14)

                  3.90  --By-laws of Cardinal Business Media Holdings, Inc. (14)

                  3.91  --Certificate of Formation of Cover Concepts Marketing Services, LLC (14)

                  3.92  --Limited Liability Company Agreement of Cover Concepts Marketing Services,
                          LLC (14)

                  3.93  --Certificate of Incorporation of CSK Publishing Company Incorporated (14)

                  3.94  --By-laws of CSK Publishing Company Incorporated (14)

                  3.95  --Certificate of Incorporation of GO LO Entertainment, Inc. (14)

                  3.96  --By-laws of GO LO Entertainment, Inc. (14)

                  3.97  --Certificate of Incorporation of Guinn Communications, Inc. (14)

                  3.98  --By-laws of Guinn Communications, Inc. (14)

                  3.99  --Certificate of Incorporation of Health & Sciences Network, Inc. (14)

                 3.100  --By-laws of Health & Sciences Network, Inc. (14)

                 3.101  --Certificate of Incorporation of IntelliChoice, Inc. (14)

                 3.102  --By-laws of IntelliChoice, Inc. (14)

                 3.103  --Certificate of Incorporation of Little Rock Apartment Guide, Inc. (14)

                 3.104  --By-laws of Little Rock Apartment Guide, Inc. (14)

                 3.105  --Certificate of Incorporation of Memphis Apartment Guide, Inc. (14)

                 3.106  --By-laws of Memphis Apartment Guide, Inc. (14)

                 3.107  --Certificate of Incorporation of Low Rider Publishing Group, Inc. (14)

                 3.108  --By-laws of Low Rider Publishing Group, Inc. (14)

                 3.109  --Certificate of Incorporation of Pictorial, Inc. (14)

                 3.110  --By-laws of Pictorial, Inc. (14)

                 3.111  --Certificate of Incorporation of Plaza Communications, Inc. (14)

                 3.112  --By-laws of Plaza Communications, Inc. (14)

                 3.113  --Certificate of Incorporation of QWIZ, Inc. (14)

                 3.114  --By-laws of QWIZ, Inc. (14)

                 3.115  --Certificate of Incorporation of Bowhunter Magazine, Inc. (14)

                 3.116  --By-laws of Bowhunter Magazine, Inc. (14)

                 3.117  --Certificate of Incorporation of Canoe & Kayak, Inc. (14)

                 3.118  --By-laws of Canoe & Kayak, Inc. (14)

                 3.119  --Certificate of Incorporation of Climbing, Inc. (14)

                 3.120  --By laws of Climbing, Inc. (14)

                 3.121  --Certificate of Incorporation of Cowles Business Media, Inc. (14)

                 3.122  --By-laws of Cowles Business Media, Inc. (14)

                 3.123  --Certificate of Amendment to Certificate of Incorporation of Cowles
                          Enthusiast Media, Inc. (changing name to PRIMEDIA Enthusiast Publications,
                          Inc.) (*)

                 3.124  --Certificate of Incorporation of Cowles Enthusiast Media, Inc. (14)

                 3.125  --By-laws of Cowles Enthusiast Media, Inc. (14)

                 3.126  --Certificate of Incorporation of Cowles History Group, Inc. (14)

                 3.127  --By-laws of Cowles History Group, Inc. (14)

                 3.128  --Certificate of Incorporation of Cowles/Simba Information, Inc. (14)

                 3.129  --Certificate of Amendment to Certificate of Incorporation of Cowles/Simba
                          Information, Inc. (changing name to Simba Information)(*)

                 3.130  --By-laws of Cowles/Simba Information, Inc. (14)

                 3.131  --Certificate of Incorporation of Cumberland Publishing, Inc. (14)

                 3.132  --By-laws of Cumberland Publishing, Inc. (14)

                 3.133  --Certificate of Incorporation of Horse & Rider, Inc. (14)

                 3.134  --By-laws of Horse & Rider, Inc. (14)

                 3.135  --Certificate of Incorporation of Kitplanes Acquisition Company (14)

                 3.136  --By-laws of Kitplanes Acquisition Company (14)

                 3.137  --Certificate of Incorporation of RetailVision, Inc. (14)

                 3.138  --By-laws of RetailVision, Inc. (14)

                 3.139  --Certificate of Incorporation of Southwest Art, Inc. (14)

                 3.140  --By-laws of Southwest Art, Inc. (14)

                 3.141  --Certificate of Incorporation of Vegetarian Times, Inc. (14)

                 3.142  --By-laws of Vegetarian Times, Inc. (14)

                 3.143  --Certificate of Incorporation of The Virtual Flyshop, Inc. (14)

                 3.144  --By-laws of The Virtual Flyshop, Inc. (14)

                 3.145  --Certificate of Restated Articles of Incorporation of American
                          Guidance Service, Inc. (*)

                 3.146  --Amended By-laws of American Guidance Service, Inc. (*)

                 3.147  --Certificate of Incorporation of AGS International Sales, Inc. (*)

                 3.148  --By-laws of AGS International Sales, Inc. (*)

                 3.149  --Certificate of Incorporation of Cambridge Research Group, Ltd. (*)

                 3.150  --By-laws of Cambridge Research Group, Ltd. (*)

                 3.151  --Certificate of Formation of CommCorp. LLC (*)

                 3.152  --Amendment to Limited Liability Company Operating Agreement of
                          CommCorp. LLC (*)

                 3.153  --Certificate of Incorporation of Maddux Publishing, Inc. (*)

                 3.154  --By-laws of Maddux Publishing, Inc. (*)

                 3.155  --Certificate of Amendment of Articles of Incorporation of Miramar
                          Communications, Inc. (*)

                 3.156  --By-laws of Miramar Communications, Inc. (*)

                 3.157  --Certificate of Incorporation PRIMEDIA Ventures, Inc. (*)

                 3.158  --By-laws of PRIMEDIA Ventures, Inc. (*)

                 3.159  --Certificate of Incorporation for TSECRP, Inc. (*)

                 3.160  --By-laws of TSECRP, Inc. (*)

                  4.1   --10 1/4% Senior Note Indenture (including form of note and form of guarantee). (8)

                  4.2   --8 1/2% Senior Note Indenture (including forms of note and guarantee). (9)

                  4.3   --Form of Class D Subordinated Debenture Indenture (including form of deben-
                          ture). (11)

                  4.4   --Form of Class F Subordinated Debenture Indenture (including form of deben-
                          ture). (13)

                  4.5   --Form of Class H Subordinated Debenture Indenture (including form of deben-
                          ture). (15)

                  4.6   --7 5/8% Senior Note Indenture (including form of note and form of guarantee). (15)

                 10.1   --Non-Competition Agreement, dated as of June 17, 1991, between News America
                          Holdings Incorporated, K-III Holdings Corporation III, K-III Magazines and
                          Daily Racing Form. (2)

                 10.2   --$250,000 Credit Facility with The Chase Manhattan Bank, The Bank of New
                          York, Bankers Trust Company and The Bank of Nova Scotia, as agents
                          (including forms of Guaranty and Contribution Agreements). (12)

                 10.3   --$1,500,000 Credit Facility with The Chase Manhattan Bank, Canadian
                          Sailings Inc., The Bank of New York, Bankers Trust Company and the Bank of
                          Nova Scotia, as agents (including forms of Guaranty and Contribution
                          Agreements). (*)

                 10.4   --Amendment to the $250,000 Credit Facility with The Chase Manhattan Bank,
                          The Bank of New York, Bankers Trust Company and The Bank of Nova Scotia,
                          as agents.(*)

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

                +10.6   --Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan.
                          (7)

                +10.7   --Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and
                          Restated as of March 5, 1997. (12)

                +10.8   --Form of Common Stock Purchase Agreement between K-III and senior manage-
                          ment. (2)

                +10.9   --Form of Common Stock Purchase Agreement between K-III and various purchas-
                          ers. (2)

                +10.10  --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

                 10.11  --Form of Common Stock Purchase Agreement between K-III and senior manage-
                          ment. (2)

                 10.12  --Form of Common Stock Purchase Agreement between K-III and various purchas-
                          ers. (2)

                 10.13  --Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996
                          Fund L.P. (*)

                +10.14  --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

                 10.15  --Amended Registration Rights Agreement dated as of February 5, 1998 among
                          PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates,
                          L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One
                          Associates, L.P. and KKR Partners II, L.P. with respect to common stock of
                          K-III. (*)

                +10.16  --Free Cash Flow Long-Term Plan. (1)

                +10.17  --Executive Incentive Compensation Plan. (8)

                +10.18  --Pension Plan. (1)

                +10.19  --1995 Restoration Plan. (8)

                +10.20  --Form of K-III Communications Short Term Senior Executive
                          Non-Discretionary Plan. (7)

                +10.21  --Form of K-III Communications Short Term Senior Executive Performance Plan.
                          (7)

                +10.22  --Form of K-III Communications Corporation Directors' Deferred Compensation
                          Plan. (12)

                +10.23  --Agreement, dated as of December 24, 1996, between K-III Communications
                          Corporation and Harry A. McQuillen (12)

                +10.24  --Agreement, dated as of December 24, 1996, between K-III Communications
                          Corporation and Jack L. Farnsworth (12)

                 21     --Subsidiaries of K-III. (*)

                 27     --1998 Financial Data Schedule (*)

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

(13) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-38451.

(14) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11106.

(15) Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4, File No. 333-51891.

 + Executive contract or compensation plan or arrangement.

(*) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 25, 1999.

                                             PRIMEDIA INC.

                                          By         /S/ BEVERLY C. CHELL
                                             ...................................
                                                     (Beverly C. Chell)
                                                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 25, 1999.

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

        /s/ CHARLES G. MCCURDY                       President and Director (Principal Financial Officer)
 ...................................................
               (Charles G. McCurdy)

          /s/ BEVERLY C. CHELL                       Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

          /s/ MEYER FELDBERG                         Director
 ...................................................
                 (Meyer Feldberg)

            /s/ PERRY GOLKIN                         Director
 ...................................................
                  (Perry Golkin)

         /s/ H. JOHN GREENIAUS                       Director
 ...................................................
                (H. John Greeniaus)

            /s/ HENRY KRAVIS                         Director
 ...................................................
                  (Henry Kravis)

         /s/ GEORGE R. ROBERTS                       Director
 ...................................................
                (George R. Roberts)

         /s/ MICHAEL T. TOKARZ                       Director
 ...................................................
                (Michael T. Tokarz)

          /s/ ROBERT J. SFORZO                       Vice President and Controller (Principal Accounting Officer)
 ...................................................
                (Robert J. Sforzo)

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 25, 1999.

American Guidance Service, Inc.
AGS International Sales, Inc.
American Heat Video Productions, Inc.
The Apartment Guide of Nashville, Inc.
Argus Publishers Corporation
Bacon's Information, Inc.
Bankers Consulting Company
Bowhunter Magazine, Inc.
Cambridge Research Group, Ltd.
Canoe & Kayak, Inc.
Cardinal Business Media, Inc.
Cardinal Business Media Holdings, Inc.
Channel One Communications Corp.
Climbing, Inc.
CommCorp. LLC
Cover Concepts Marketing Services, LLC
Cowles Business Media, Inc.
Cowles History Group, Inc.
CSK Publishing Company Incorporated
Cumberland Publishing, Inc.
The Electronics Source Book, Inc.
Excellence in Training Corporation
Films for the Humanities & Sciences, Inc.
Funk & Wagnalls Yearbook Corp.
Gareth Stevens, Inc.
GO LO Entertainment, Inc.
Guinn Communications, Inc.
Haas Publishing Companies, Inc.
Health & Sciences Network, Inc.
Horse & Rider, Inc.
Intermodal Publishing Company, Ltd.
IDTN Leasing Corporation
Industrial Training Systems Corporation
IntelliChoice, Inc.
Kitplanes Acquisition Company
Law Enforcement Television Network, Inc.
Lifetime Learning Systems, Inc.
Little Rock Apartment Guide, Inc.
Lockert Jackson & Associates, Inc.
Low Rider Publishing Group, Inc.
Maddux Publishing, Inc.
McMullen Argus Publishing, Inc.
Memphis Apartment Guide, Inc.
Miramar Communications, Inc.
Pictorial, Inc.
Plaza Communications, Inc.
PRIMEDIA Enthusiast Publications, Inc.
PRIMEDIA Holdings III Inc.
PRIMEDIA Information Inc.
PRIMEDIA Intertec Corporation
PRIMEDIA Magazines Inc.
PRIMEDIA Magazines Finance Inc.
PRIMEDIA Reference Inc.
PRIMEDIA Special Interest Publications Inc.
PRIMEDIA Ventures, Inc.
PRIMEDIA Workplace Learning, Inc.
QWIZ, Inc.
R.E.R. Publishing Corporation
RetailVision, Inc.
Simba Information
Southwest Art, Inc.
Symbol of Excellence Publishers, Inc.
Tel-A-Train, Inc.
The Virtual Flyshop, Inc.
TI-IN Acquisition Corporation
TSECRP, Inc.
Vegetarian Times, Inc.
Weekly Reader Corporation
Westcott Communications Michigan, Inc.
Westcott ECI, Inc.
Western Empire Publications, Inc.

By:        /s/ BEVERLY C. CHELL
           --------------------------------------
                     (Beverly C. Chell)
                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 25, 1999.

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

          /s/ BEVERLY C. CHELL                       Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

          /s/ ROBERT J. SFORZO                       Vice President (Principal Accounting Officer)
 ...................................................
                (Robert J. Sforzo)

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO     CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND        OTHER                     END OF
     DESCRIPTION                                       PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------  ------------   ----------     ----------   ----------   ----------
Accounts receivable
  Allowance for doubtful
    accounts......................................    $ 10,521      $ 12,584       $ 2,629(1)   $(14,911)(3)  $  15,796
                                                                                   $ 5,314(2)
                                                                                   $  (341)(4)
  Allowance for sales returns and
    rebates.......................................    $ 27,009      $ 22,556       $ 1,328(1)   $(28,474)(3)  $  21,507
                                                                                   $  (912)(4)
Inventory
  Allowance for obsolescence......................    $  2,482      $    595       $ 1,621(1)   $ (1,472)(3)  $   3,205
                                                                                   $   (21)(4)
Accumulated amortization
  Goodwill........................................    $ 94,735      $ 42,623       $   364(1)   $    (57)(3)  $ 137,094
                                                                                      (571)(4)

  Other intangibles...............................    $641,862      $127,099       $12,854(1)   $ (1,721)(3)  $ 777,760
                                                                                    (2,334)(4)

  Deferred financing costs........................    $  5,093      $  3,046       $  (215)(4)  $   (615)(3)  $   7,309

  Deferred wiring and
    installation costs............................    $ 18,718      $  7,033       $    --      $ (1,228)(3)  $  24,523

  Prepublication and programming costs............    $  6,843      $  5,759       $    --      $   (837)(3)  $  11,765

  Direct-response advertising costs...............    $ 53,840      $ 33,354       $  (235)(4)  $(16,846)(3)  $  70,113

------------------------
Notes:

(1) Increases in related valuation account result from acquisitions.

(2) Increases in related valuation account result from the recovery of amounts previously written off.

(3) Deductions from related valuation account result from write-offs and actual returns.

(4) Deductions from related valuation account result from reclassifications and write-offs related to divestitures.

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

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated operations, consolidated cash flows and shareholders' equity (deficiency) for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 27, 1999 (March 11, 1999 as to Note 23); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PRIMEDIA Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
January 27, 1999
(March 11, 1999 as to Note 23)