Form 10-Q
period 1999-03-31
PRIMEDIA INC
filed 1999-05-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For Quarter Ended: March 31, 1999


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
Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1999: 145,339,289

                                  PRIMEDIA Inc.

                                      INDEX


                                                                      PAGE
                                                                     ------
Part I.  Financial Information

  Item 1.  Financial Statements:
  -------
           Condensed Consolidated Balance Sheets
           (Unaudited) as of March 31, 1999 and
           December 31, 1998                                            2

           Condensed Statements of Consolidated
           Operations (Unaudited) for the three months
           ended March 31, 1999 and 1998                                3

           Condensed Statements of Consolidated
           Cash Flows (Unaudited) for the three months
           ended March 31, 1999 and 1998                                4

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                             5-10

  Item 2.  Management's Discussion and Analysis of
  -------  Financial Condition and Results of Operations                11-16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   17
  -------


Part II.   Other Information:

           Signatures                                                   18

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                  March 31,                 December 31,
                                                                                    1999                        1998
                                                                           --------------------          -----------------
                                                                           (dollars in thousands, except per share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                             $          38,486             $       24,538
     Accounts receivable, net                                                        263,922                    247,138
     Inventories, net                                                                 41,595                     41,254
     Prepaid expenses and other                                                       37,115                     34,212
                                                                           ------------------            ---------------
         Total current assets                                                        381,118                    347,142

Property and equipment, net                                                          145,685                    147,658
Other intangible assets, net                                                         727,608                    730,241
Excess of purchase price over net assets acquired, net                             1,533,437                  1,526,503
Deferred income tax asset, net                                                       176,200                    176,200
Other non-current assets                                                             115,535                    113,330
                                                                           ------------------            ---------------
                                                                           $       3,079,583             $    3,041,074
                                                                           ==================            ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                      $         102,042             $      118,637
     Accrued interest payable                                                         22,840                     20,451
     Accrued expenses and other                                                      222,473                    223,801
     Deferred revenues                                                               207,664                    197,131
     Current maturities of long-term debt                                             21,167                     21,167
                                                                           ------------------            ---------------
         Total current liabilities                                                   576,186                    581,187
                                                                           ------------------            ---------------

Long-term debt                                                                     2,029,711                  1,928,892
                                                                           ------------------            ---------------
Other non-current liabilities                                                         55,196                     53,893
                                                                           ------------------            ---------------
Exchangeable preferred stock                                                         558,200                    557,841
                                                                           ------------------            ---------------
Common stock subject to redemption  ($.01 par value, 255,119 shares and 294,119 shares outstanding at March 31, 1999 and December
     31, 1998, respectively)                                                           3,074                      2,964
                                                                           ------------------            ---------------
Shareholders' deficiency:
     Common stock ($.01 par value, 147,141,394 shares and 146,966,562 shares issued at March 31, 1999 and December 31, 1998,
       respectively)                                                                   1,471                      1,470
     Additional paid-in capital                                                      979,932                    979,720
     Accumulated deficit                                                          (1,089,291)                (1,030,032)
     Accumulated other comprehensive loss                                             (1,755)                    (1,720)
     Common stock in treasury, at cost ( 2,752,300 shares
        outstanding at March 31, 1999 and December 31, 1998)                         (33,141)                   (33,141)
                                                                           ------------------            ---------------
         Total shareholders' deficiency                                             (142,784)                   (83,703)
                                                                           ------------------            ---------------

                                                                           $       3,079,583             $    3,041,074
                                                                           ==================            ===============

See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,

                                                                                     1999                            1998
                                                                              ------------------             ------------------
                                                                               (dollars in thousands, except per share amounts)

Sales, net                                                                    $         411,136              $         344,986

Operating costs and expenses:
      Cost of goods sold                                                                 93,193                         81,440
      Marketing and selling                                                              79,110                         60,524
      Distribution, circulation and fulfillment                                          73,641                         63,126
      Editorial                                                                          36,056                         32,599
      Other general expenses                                                             46,770                         36,032
      Corporate administrative expenses                                                   6,967                          6,377
      Depreciation of property and equipment                                             12,319                          9,155
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                       44,404                         31,451
      Provision for product line closures                                                22,000                              -
                                                                              ------------------             ------------------

Operating income (loss)                                                                  (3,324)                        24,282
Other income (expense):
      Interest expense                                                                  (40,418)                       (33,421)
      Amortization of deferred financing costs                                             (708)                          (752)
      Other, net                                                                         (1,544)                           159
                                                                              ------------------             ------------------
Net loss                                                                                (45,994)                        (9,732)

Preferred stock dividends:
      Cash                                                                              (13,265)                       (14,344)
      Preferred stock redemption premium                                                      -                         (9,141)
                                                                              ------------------             ------------------
Loss applicable to common shareholders                                        $         (59,259)             $         (33,217)
                                                                              ==================             ==================

Basic and diluted loss applicable to common shareholders per
      common share                                                            $            (.41)             $            (.25)
                                                                              ==================             ==================

Basic and diluted common shares outstanding                                         144,597,905                    134,686,401
                                                                              ==================             ==================

See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                        Three Months Ended
                                                                                              March 31,

                                                                                   1999                       1998
                                                                             ----------------           --------------
                                                                                      (dollars in thousands)

Operating activities:
    Net loss                                                                 $       (45,994)           $      (9,732)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                  57,431                   41,358
       Accretion of discount on acquisition obligation,
          distribution advance and other                                               1,643                    1,672
       Non-cash provision for product line closures                                    8,809                        -
       Other, net                                                                         75                      (60)
    Changes in operating assets and liabilities:
       Increase in:
        Accounts receivable, net                                                     (17,648)                  (3,947)
        Inventories, net                                                                (374)                  (1,223)
        Prepaid expenses and other                                                    (5,902)                  (3,165)
       Increase (decrease) in:
        Accounts payable                                                             (16,874)                 (18,881)
        Accrued interest payable                                                       2,389                   (1,469)
        Accrued expenses and other                                                    (8,374)                 (22,759)
        Deferred revenues                                                              7,029                   (1,021)
        Other non-current liabilities                                                  1,040                      (86)
                                                                             ----------------           --------------

          Net cash used in operating activities                                      (16,750)                 (19,313)
                                                                             ----------------           --------------

Investing activities:
    Additions to property, equipment and other, net                                  (12,381)                  (5,917)
    Proceeds from sales of businesses                                                    900                      750
    Payments for businesses acquired                                                 (40,379)                (200,151)
    Investment in joint venture and other                                               (750)                  (3,655)
                                                                             ----------------           --------------

          Net cash used in investing activities                                      (52,610)                (208,973)
                                                                             ----------------           --------------

Financing activities:
    Borrowings under credit agreements                                               471,064                  362,946
    Repayments of borrowings under credit agreements                                (371,500)                (628,900)
    Proceeds from issuances of common stock, net of redemptions                          682                  201,026
    Redemption of Series B Preferred Stock                                                 -                 (166,739)
    Proceeds from issuance of 7 5/8% Senior Notes, net of discount                         -                  248,562
    Proceeds from issuance of Series G (exchanged into Series H) Preferred
       Stock, net of issuance costs                                                        -                  242,608
    Purchases of common stock for the treasury                                             -                   (2,195)
    Dividends paid to preferred stock shareholders                                   (13,265)                 (16,099)
    Deferred financing costs paid                                                     (3,181)                  (5,352)
    Other                                                                               (492)                    (983)
                                                                             ----------------           --------------

          Net cash provided by financing activities                                   83,308                  234,874
                                                                             ----------------           --------------

Increase in cash and cash equivalents                                                 13,948                    6,588
Cash and cash equivalents, beginning of period                                        24,538                   22,978
                                                                             ----------------           --------------
Cash and cash equivalents, end of period                                     $        38,486            $      29,566
                                                                             ================           ==============

Supplemental information:
    Cash interest paid                                                       $        35,799            $      32,874
                                                                             ================           ==============

      See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (dollars in thousands, except per share amounts)


1.  Basis of Presentation
    ---------------------

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1998. The operating results for the three-month periods ended March 31 are not necessarily indicative of the results that may be expected for a full year.

The Company's operations have been organized into three business segments: specialty magazines, information and education.

2.  Acquisitions
    ------------

During the three-month period ended March 31, 1999, the Company completed several acquisitions, in all segments, which were financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were $40,379 (net of liabilities assumed of approximately $9,000) including certain immaterial purchase price adjustments related to prior year acquisitions. The excess purchase price over net assets acquired was approximately $31,000.

The preliminary purchase cost allocations for the 1999 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 1999; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1998, they would not have had a material impact on the results of operations for the three-month periods ended March 31, 1999 and 1998.


3.  Product Line Closures
    ---------------------

During the three months ended March 31, 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines, as part of a program to return the Company's focus to accreditation oriented vocational networks and associated products. In relation to these discontinuances, the Company has recorded a $22,000 charge primarily for severance, transponder and office site leases and the recoverability of related goodwill and certain other assets. The results of PRIMEDIA Workplace Learning are included in the Company's education segment.

4.  Inventories, Net
    ----------------

Inventories consist of the following:

                                          March 31,           December 31,
                                            1999                   1998
                                      --------------         --------------
Finished goods                        $       22,417         $       21,974
Work in process                                  147                    223
Raw materials                                 22,293                 22,262
                                      --------------         --------------
                                              44,857                 44,459
Less allowance for obsolescence                3,262                  3,205
                                      --------------         --------------
                                      $       41,595         $       41,254
                                      ==============         ==============


5.  Long-Term Debt
    --------------

Long-term debt consists of the following:

                                           March 31,             December 31,
                                             1999                    1998
                                       --------------         ---------------
Borrowings under credit facilities     $    1,357,800         $     1,258,236
10 1/4% Senior Notes due 2004                 100,000                 100,000
 8 1/2% Senior Notes due 2006                 299,027                 299,001
 7 5/8% Senior Notes due 2008                 248,670                 248,643
                                       --------------         ---------------
                                            2,005,497               1,905,880
Acquisition obligation payable                 45,381                  44,179
                                       --------------         ---------------
                                            2,050,878               1,950,059
Less current portion                           21,167                  21,167
                                       --------------         ---------------
                                       $    2,029,711         $     1,928,892
                                       ==============         ===============



On March 11, 1999, the Company completed an amendment and restatement of its credit facilities to increase them by $250,000. The principal amount of the additional $250,000 will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999. As of March 31, 1999, the Company has unused bank commitments of approximately $424,000.

6.  Exchangeable Preferred Stock
    ----------------------------

Exchangeable Preferred Stock consists of the following:

                                                    March 31,     December 31,
                                                      1999            1998
                                                 ------------     -----------
$10.00 Series D Exchangeable Preferred Stock     $    195,178     $   195,042
$9.20 Series F Exchangeable Preferred Stock           120,379         120,306
$8.625 Series H Exchangeable Preferred Stock          242,643         242,493
                                                 ------------     -----------
                                                 $    558,200     $   557,841
                                                 ============     ===========



$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 1999 and December 31, 1998. The liquidation and redemption value at March 31, 1999 and December 31, 1998 was $200,000.


$9.20 Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 1999 and December 31, 1998. The liquidation and redemption value at March 31, 1999 and December 31, 1998 was $125,000.


$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 1999 and December 31, 1998. The liquidation and redemption value at March 31, 1999 and December 31, 1998 was $250,000.


7.  Loss per Common Share
    ---------------------

Loss per common share for the three-month periods ended March 31, 1999 and 1998 has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.



8.  Comprehensive Income (Loss)
    ---------------------------

Comprehensive income (loss) for the three months ending March 31, 1999 and 1998 is presented in the following table:


                                                       Three Months Ended

                                                  March 31,        March 31,
                                                    1999             1998
                                                ------------      -----------
Net loss                                        $   (45,994)      $   (9,732)
Other comprehensive income (loss):
   Foreign currency translation adjustments             (35)             121
                                                ------------      -----------
Total comprehensive loss                        $   (46,029)      $   (9,611)
                                                ============      ===========


9.  Business Segment Information
    ----------------------------

The Company's operations have been classified into three business segments: specialty magazines, information and education. Information as to the operations of the Company in different business segments is set forth below based on the nature of the products offered. PRIMEDIA's chief decision maker evaluates performance based on several factors, of which the primary financial measure is business segment earnings before interest, taxes, depreciation, amortization and provision for one-time charges ("EBITDA"). There were no material intersegment sales between the reported segments.

During 1998, the Company divested or discontinued the following non-core business units: Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Krames Communications Incorporated ("Krames"), Stagebill, New Woman, Intertec Mailing Services, Nelson Publications, Inc. ("Nelson"), The Daily Racing Form, certain enthusiast titles and the Funk and Wagnall's products. These divestitures and product discontinuances are collectively referred to as Non-Core Businesses. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief decision maker views these businesses separately when evaluating and making decisions regarding ongoing operations.


                                             Three Months Ended
                                                  March 31,

                                       1999                        1998
                                 ---------------            ----------------
Sales, Net:
 Specialty Magazines             $       246,163            $        193,043
 Information                              73,745                      57,830
 Education                                91,228                      77,650
 Other:
  Non-Core Businesses                          -                      16,463
                                -----------------           -----------------
Total                           $        411,136            $        344,986
                                =================           =================

EBITDA (1):
 Specialty Magazines             $        39,640            $         33,506
 Information                              15,168                      12,557
 Education                                27,558                      23,374
 Other:
  Corporate                               (6,967)                     (6,377)
  Non-Core Businesses                          -                       1,828
                                -----------------           -----------------
Total                           $         75,399            $         64,888
                                =================           =================
-------------------------------------------------------------------------------
(1)  EBITDA   represents   earnings  before   interest,   taxes,   depreciation,
     amortization and provision for one-time charges.


     The following is a reconciliation of EBITDA to operating income (loss).

                                                     Three Months Ended
                                                           March 31,

                                                    1999              1998
                                                ----------        -----------
Total EBITDA                                    $   75,399        $   64,888

Depreciation of property and equipment             (12,319)           (9,155)

Amortization of intangible assets, excess of
   purchase price over net assets acquired
   and other                                       (44,404)          (31,451)

Provision for product line closures                (22,000)                -
                                                -----------       -----------
Operating income (loss)                         $   (3,324)       $   24,282
                                                ===========       ===========





10.  Subsequent Events
     -----------------

On April 22, 1999, the Company announced its intention to divest its supplemental education group, which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference. The Company hopes to complete the divestitures by the end of the third quarter of 1999. Proceeds from the sale of the group are expected to exceed its net carrying value and will be used to pay down borrowings under the credit facilities.

From April 1, 1999  through  May 14,  1999,  the  Company  has  completed  three acquisitions in the specialty magazines and information segments. These acquisitions, which had an aggregate purchase price of approximately $14,500, were primarily funded through borrowings under the Company's credit facilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

The  following  discussion  and analysis of the  Company's  unaudited  financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company organizes its businesses into three segments: specialty magazines (specialty consumer magazines and business to business magazines), information (consumer information and business information) and education (classroom learning and workplace learning).

Management believes a meaningful comparison of the results of operations for the three months ended March 31, 1999 and 1998 is obtained by using the segment information. In addition, the Company presents results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"), which are either sold businesses or product discontinuances. The Non-Core Businesses include: (i) Katharine Gibbs, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), Krames, Stagebill, New Woman, Intertec Mailing Services, Nelson, The Daily Racing Form and certain enthusiast titles, which have been divested, and (ii) the Funk and Wagnalls' products and certain enthusiast titles, which have been discontinued. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses. In 1998, the Company completed the divestitures and product discontinuances related to the Non-Core Businesses.

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

                                                PRIMEDIA INC.
                                 Unaudited Results of Consolidated Operations
                                            (dollars in thousands)


                                                   Three Months Ended
                                                        March 31,

                                                 1999              1998
                                           --------------     --------------
Sales, Net:
   Continuing Businesses:
     Specialty Magazines                   $     246,163      $     193,043
     Information                                  73,745             57,830
     Education                                    91,228             77,650
                                           --------------     --------------
         Subtotal                                411,136            328,523
   Non-Core Businesses                                 -             16,463
                                           --------------     --------------
         Total                             $     411,136      $     344,986
                                           ==============     ==============


EBITDA:
   Continuing Businesses:
     Specialty Magazines                   $      39,640      $      33,506
     Information                                  15,168             12,557
     Education                                    27,558             23,374
     Corporate                                    (6,967)            (6,377)
                                           --------------     --------------
         Subtotal                                 75,399             63,060
   Non-Core Businesses                                 -              1,828
                                           --------------     --------------
         Total                             $      75,399      $      64,888
                                           ==============     ==============


Operating Income (Loss):
   Continuing Businesses:
     Specialty Magazines                   $      14,268      $      17,663
     Information                                   7,642              6,641
     Education                                   (18,018)             4,760
     Corporate                                    (7,216)            (6,535)
                                           --------------     --------------
         Subtotal                                 (3,324)            22,529
   Non-Core Businesses                                 -              1,753
                                           --------------     --------------
         Total                                    (3,324)            24,282

Other Income (Expense):
   Interest expense                              (40,418)           (33,421)
   Amortization of deferred
        financing costs                             (708)              (752)
   Other, net                                     (1,544)               159
                                           --------------     --------------
Net Loss                                   $     (45,994)     $      (9,732)
                                           ==============     ==============

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998:

Consolidated Results:
---------------------

Total sales increased 19.2% to $411,136 in the first quarter of 1999 from $344,986 in the 1998 period. Sales from Continuing Businesses increased 25.1% to $411,136 in 1999 from $328,523 in 1998 due to growth in all segments.

Total EBITDA increased 16.2% to $75,399 in 1999 from $64,888 in 1998. EBITDA from Continuing Businesses increased 19.6% to $75,399 in 1999 from $63,060 in 1998 due to growth in all segments.

Total operating income (loss) was $(3,324) in 1999 compared to $24,282 in 1998. Operating income (loss) from Continuing Businesses was $(3,324) in 1999 compared to $22,529 in 1998. This change was due primarily to the $22,000 charge related to product line closures at PRIMEDIA Workplace Learning and increased amortization expense resulting from acquisitions, which more than offset the growth in EBITDA.

Interest expense increased by 20.9% in the first quarter of 1999 compared to 1998. This increase is the result of increased borrowings to fund acquisitions made during 1998 and 1999.


Specialty Magazines:
--------------------

Sales from Continuing Businesses increased 27.5% to $246,163 in the first quarter of 1999 from $193,043 in 1998, due primarily to the impact of acquisitions, such as PRIMEDIA Enthusiast Publications ("PEP", formerly known as Cowles Enthusiast Media) and the newly formed Youth Entertainment Group. The Company benefited from a positive advertising and circulation environment during the first quarter of 1999.

EBITDA from Continuing Businesses increased 18.3% to $39,640 in 1999 from $33,506 in 1998. The EBITDA margin for Continuing Businesses decreased to 16.1% in 1999 from 17.4% in 1998. The decreased margin is reflective of the inclusion of PEP in the first quarter of 1999 and increased advertising promotion for the soap opera titles.

Operating income from Continuing Businesses decreased 19.2% to $14,268 in 1999 from $17,663 in 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization arising from acquisitions.


Information:
------------

Sales from Continuing Businesses increased 27.5% to $73,745 in the first quarter of 1999 from $57,830 in 1998. The increase is primarily attributable to the growth of new and resale home guides and apartment guides, as well as acquisitions.

EBITDA from Continuing Businesses increased 20.8% to $15,168 in 1999 from $12,557 in 1998. The EBITDA margin decreased to 20.6% in 1999 from 21.7% in 1998. The decrease in the margin is reflective of increased Internet investment in 1999.

Operating income from Continuing Businesses increased 15.1% to $7,642 in 1999 from $6,641 in 1998. The EBITDA growth during the 1999 period was mitigated by increased amortization arising from acquisitions.


Education:
----------

Sales from Continuing Businesses increased 17.5% to $91,228 in the first quarter of 1999 from $77,650 in 1998, primarily attributable to acquisitions, such as American Guidance Service, and strong advertising at the Channel One Network.

EBITDA  from  Continuing  Businesses  increased  17.9% to  $27,558  in 1999 from
$23,374 in 1998. The EBITDA margin increased slightly to 30.2% in 1999 from 30.1% in 1998. The increase in the margin reflects the positive results of the refocusing effort at PRIMEDIA Workplace Learning.

Operating income (loss) from Continuing Businesses was $(18,018) in 1999 compared to $4,760 in 1998. This change was due primarily to the $22,000 charge related to product line closures at PRIMEDIA Workplace Learning.



Liquidity and Capital Resources:
-------------------------------

Consolidated working capital deficiency including current maturities of long-term debt was $195,068 at March 31, 1999 as compared to $234,045 at December 31, 1998. Consolidated working capital deficiency primarily reflects the recording of deferred revenues as a current liability. In addition, advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit.

Net cash used in operating activities during the three months ended March 31, 1999, after interest payments of $35,799, was $16,750, a decrease of 13.3% over the same 1998 period, due primarily to EBITDA growth. Net capital expenditures were $12,381 during the three months ended March 31, 1999 compared to $5,917 during the 1998 period due primarily to increased spending on new office space. Net cash used in investing activities during the three months ended March 31, 1999 decreased to $52,610 compared to $208,973 in the same 1998 period, due to the higher level of acquisition spending in 1998. Net cash provided by financing activities during the three months ended March 31, 1999 was $83,308 compared to $234,874 in the same 1998 period. The decrease was primarily attributable to the issuances of preferred stock, common stock and senior notes during the first quarter of 1998.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.


Financing Arrangements:
----------------------

On March 11, 1999, the Company completed an amendment and restatement of its credit facilities to increase them by $250,000. The principal amount of the additional $250,000 will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999. As of March 31, 1999, the Company has unused bank commitments of approximately $424,000.


Recent Developments:
-------------------

On April 22, 1999, the Company announced its intention to divest its supplemental education group, which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference. The Company hopes to complete the divestitures by the end of the third quarter of 1999. Proceeds from the sale of the group are expected to exceed its net carrying value and will be used to pay down borrowings under the credit facilities.

From April 1, 1999  through  May 14,  1999,  the  Company  has  completed  three acquisitions in the specialty magazines and information segments. These acquisitions, which had an aggregate purchase price of approximately $14,500, were primarily funded through borrowings under the Company's credit facilities.


Impact of Inflation:
-------------------

The impact of inflation was immaterial during 1998 and through the first three months of 1999. Paper prices declined through the first three months of 1999. In the first three months of 1999, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increase periodically and increased approximately 4% in January 1999. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.


Year 2000 Readiness Disclosure:
------------------------------

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

PRIMEDIA instituted a company-wide Year 2000 Project ("Project") beginning early 1997. The Project addresses issues regarding computer infrastructure, system software and third-party vendors. The Project has been divided into four phases:
(1) inventorying all computer systems and identifying those with Year 2000 issues; (2) assessment including prioritization; (3) remediation including modification, upgrading and replacement; and (4) testing. The Company's senior management and the Board of Directors receive regular updates on the status of the Project. As of March 31, 1999, phase 1 and 2 have been completed. The remediation and testing phases with respect to the Company's own operations are currently being performed and are expected to be completed by August 1999.

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

The total costs associated with required remediation by the Company are expected to be approximately $13,000 of which approximately $8,000 had been expended through March 31, 1999 through funding from existing operations. The remaining $5,000 is expected to be incurred during the second and third quarters of 1999 and is not expected to have a material effect on the Company's liquidity or results of operations. These costs include the replacement of systems and equipment, outside consultants and software repairs. The Project has been integrated into the Company's overall technology upgrading plans and no important information technology plans have been deferred.

At this time, the Company believes the risks associated with the Year 2000 problem lie within third-party vendor compliance. These risks are associated with certain production and distribution processes and could involve a loss of revenue. While an estimate of the revenue loss cannot be determined at this time, the Company believes that the diversity of its product lines and vendors would mitigate such risks until such time that a problem, if any, has been remedied.


Forward-Looking Information:
---------------------------

This report contains certain forward-looking statements concerning the Company's operations, economic performance, financial condition and Year 2000 problem activities. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events will occur which can affect the Company's results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 1999, there were no significant changes related to the Company's market risk exposure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)



Date:      May 14, 1999         /s/  William F. Reilly
           ------------         ----------------------------------------------
                                                (Signature)
                                Chairman, Chief Executive Officer and Director
                                        (Principal Executive Officer)






Date:      May 14, 1999         /s/  Robert J. Sforzo
           ------------         ---------------------------------------------
                                                (Signature)
                                       Vice President and Controller
                                       (Principal Accounting Officer)