Form 10-Q
period 1999-06-30
PRIMEDIA INC
filed 1999-08-12
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For Quarter Ended: June 30, 1999


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

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1999: 145,468,389

                                  PRIMEDIA Inc.

                                      INDEX


                                                                      PAGE
                                                                      ----
Part I.  Financial Information

  Item 1.  Financial Statements
  ------
           Condensed Consolidated Balance Sheets
           (Unaudited) as of June 30, 1999 and
           December 31, 1998                                            2

           Condensed Statements of Consolidated
           Operations (Unaudited) for the six months
           ended June 30, 1999 and 1998                                 3

           Condensed Statements of Consolidated
           Operations (Unaudited) for the three months
           ended June 30, 1999 and 1998                                 4

           Condensed Statements of Consolidated
           Cash Flows (Unaudited) for the six months
           ended June 30, 1999 and 1998                                 5

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                             6-10

  Item 2.  Management's Discussion and Analysis of
  ------   Financial Condition and Results of Operations                11-18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   19
  ------

  Item 4.  Submission of Matters to a Vote of Security Holders          20
  ------


Part II.   Other Information:   None


           Signatures                                                   21

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                                         June 30,                      December 31,
                                                                                           1999                            1998
                                                                                    -----------------             ------------------
                                                                                    (dollars in thousands, except per share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                                      $       30,642                $       24,538
     Accounts receivable, net                                                              226,392                       247,138
     Inventories, net                                                                       31,313                        41,254
     Net assets held for sale                                                              159,791                          -
     Prepaid expenses and other                                                             49,028                        34,212
                                                                                    ---------------               ---------------
         Total current assets                                                              497,166                       347,142

Property and equipment, net                                                                140,379                       147,658
Other intangible assets, net                                                               630,280                       730,241
Excess of purchase price over net assets acquired, net                                   1,482,022                     1,526,503
Deferred income tax asset, net                                                             176,200                       176,200
Other non-current assets                                                                   112,369                       113,330
                                                                                    ---------------               ---------------
                                                                                    $    3,038,416                $    3,041,074
                                                                                    ===============               ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                               $       82,378                $      118,637
     Accrued interest payable                                                               24,458                        20,451
     Accrued expenses and other                                                            213,325                       220,571
     Deferred revenues                                                                     173,726                       197,131
     Current portion of long-term debt                                                      23,487                        24,397
                                                                                    ---------------               ---------------
         Total current liabilities                                                         517,374                       581,187
                                                                                    ---------------               ---------------

Long-term debt                                                                           2,085,158                     1,956,997
                                                                                    ---------------               ---------------
Other non-current liabilities                                                               31,832                        25,788
                                                                                    ---------------               ---------------
Exchangeable preferred stock                                                               558,593                       557,841
                                                                                    ---------------               ---------------
Common stock subject to redemption  ($.01 par value, 118,260 shares and 294,119 shares outstanding at June 30, 1999
     and December 31, 1998, respectively)                                                    1,582                         2,964
                                                                                    ---------------               ---------------
Shareholders' deficiency:
     Common  stock  ($.01  par  value,  148,071,149  shares  and  146,966,562 shares issued at June 30, 1999 and December 31, 1998,
       respectively)                                                                         1,481                         1,470
     Additional paid-in capital                                                            985,019                       979,720
     Accumulated deficit                                                                (1,107,441)                   (1,030,032)
     Accumulated other comprehensive loss                                                   (1,726)                       (1,720)
     Common stock in treasury, at cost (2,772,300 shares and
       2,752,300 shares at June 30, 1999 and December 31, 1998, respectively)              (33,456)                      (33,141)
                                                                                    ---------------               ---------------

         Total shareholders' deficiency                                                   (156,123)                      (83,703)
                                                                                    ---------------               ---------------

                                                                                    $    3,038,416                $    3,041,074
                                                                                    ===============               ===============

See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                                   Six Months Ended
                                                                                                       June 30,

                                                                                        1999                          1998
                                                                                  -----------------             ------------------
                                                                                  (dollars in thousands, except per share amounts)


Sales, net                                                                        $        837,449                $       735,036

Operating costs and expenses:
      Cost of goods sold                                                                   190,687                        170,624
      Marketing and selling                                                                158,185                        130,861
      Distribution, circulation and fulfillment                                            142,828                        128,710
      Editorial                                                                             73,176                         70,338
      Other general expenses                                                                93,097                         76,696
      Corporate administrative expenses                                                     13,931                         13,222
      Depreciation of property and equipment                                                24,054                         19,011
      Gain on the sale of business, net and other                                             -                            (1,849)
      Provision for product line closures                                                   22,000                           -
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                          87,034                         74,727
                                                                                  -----------------               ----------------
Operating income                                                                            32,457                         52,696

Other expense:
      Interest expense                                                                     (81,536)                       (67,792)
      Amortization of deferred financing costs                                              (1,571)                        (1,585)
      Other, net                                                                              (228)                          (276)
                                                                                  -----------------               ----------------

Net loss                                                                                   (50,878)                       (16,957)

Preferred stock dividends:
      Cash                                                                                 (26,531)                       (27,546)
      Series B Preferred Stock redemption premium                                             -                            (9,141)
                                                                                  -----------------               ----------------
Loss applicable to common shareholders                                            $        (77,409)               $       (53,644)
                                                                                  =================               ================

Basic and diluted loss applicable to common shareholders per common share:
Net loss                                                                          $           (.53)               $          (.38)
                                                                                  =================               ================

Basic and diluted common shares outstanding                                            144,984,704                    140,173,171
                                                                                  =================               ================


See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                                 Three Months Ended
                                                                                                     June 30,

                                                                                         1999                           1998
                                                                                  -----------------               ----------------
                                                                                  (dollars in thousands, except per share amounts)

Sales, net                                                                        $      426,313                  $      390,050

Operating costs and expenses:
      Cost of goods sold                                                                  97,494                          89,184
      Marketing and selling                                                               79,075                          70,337
      Distribution, circulation and fulfillment                                           69,187                          65,584
      Editorial                                                                           37,120                          37,739
      Other general expenses                                                              46,327                          40,664
      Corporate administrative expenses                                                    6,964                           6,845
      Depreciation of property and equipment                                              11,735                           9,856
      Gain on the sale of business, net and other                                           -                             (1,849)
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                        42,630                          43,276
                                                                                  ---------------                 ---------------
Operating income                                                                          35,781                          28,414

Other income (expense):
      Interest expense                                                                   (41,118)                        (34,371)
      Amortization of deferred financing costs                                              (863)                           (833)
      Other, net                                                                           1,316                            (435)
                                                                                  ---------------                 ---------------

Net loss                                                                                  (4,884)                         (7,225)

Preferred stock dividends:
      Cash                                                                               (13,266)                        (13,202)
                                                                                  ---------------                 ---------------
Loss applicable to common shareholders                                            $      (18,150)                 $      (20,427)
                                                                                  ===============                 ===============

Basic and diluted loss applicable to common shareholders per common share:
Net loss                                                                          $         (.12)                 $         (.14)
                                                                                  ===============                 ===============

Basic and diluted common shares outstanding                                          145,371,502                     145,659,940
                                                                                  ===============                 ===============

See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                                 Six Months Ended
                                                                                                     June 30,

                                                                                       1999                           1998
                                                                                  ---------------                 ---------------
                                                                                              (dollars in thousands)

Operating activities:
    Net loss                                                                      $      (50,878)                 $      (16,957)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                     112,659                          95,323
       Gain on the sale of business, net and other                                          -                             (1,849)
       Accretion of discount on acquisition obligation, distribution
          advance and other                                                                2,615                           3,691
       Non-cash provision for product line closures                                        8,809                            -
       Other, net                                                                         (1,099)                            257
    Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable, net                                                        (12,572)                         19,856
         Inventories, net                                                                 (3,969)                         (4,705)
         Prepaid expenses and other                                                      (15,516)                         (8,096)
        Increase (decrease) in:
         Accounts payable                                                                (27,695)                        (24,088)
         Accrued interest payable                                                          4,007                           7,840
         Accrued expenses and other                                                      (20,247)                        (27,579)
         Deferred revenues                                                                (2,098)                        (13,918)
         Other non-current liabilities                                                        (4)                         (1,543)
                                                                                  ---------------                 ---------------

           Net cash provided by (used in) operating activities                            (5,988)                         28,232
                                                                                  ---------------                 ---------------

Investing activities:
    Additions to property, equipment and other, net                                      (25,018)                        (16,983)
    Proceeds from sales of businesses                                                      5,370                          27,750
    Payments for businesses acquired                                                     (63,806)                       (313,587)
    Investments in joint ventures                                                         (4,630)                         (3,655)
                                                                                  ---------------                 ---------------

          Net cash used in investing activities                                          (88,084)                       (306,475)
                                                                                  ---------------                 ---------------

Financing activities:
    Borrowings under credit agreements                                                   624,227                         520,265
    Repayments of borrowings under credit agreements                                    (487,000)                       (727,400)
    Payments of acquisition obligation                                                   (10,833)                         (3,000)
    Proceeds from issuances of common stock, net of redemptions                            4,680                         200,981
    Redemption of Series B Preferred Stock                                                  -                           (166,739)
    Proceeds from issuance of 7 5/8% Senior Notes, net of discount                          -                            248,562
    Proceeds from issuance of Series G (exchanged into Series H)
       Preferred Stock, net of issuance costs                                               -                            242,299
    Purchases of common stock for the treasury                                              (315)                         (8,555)
    Dividends paid to preferred stock shareholders                                       (26,531)                        (23,974)
    Deferred financing costs paid                                                         (3,177)                         (5,269)
    Other                                                                                   (875)                         (1,042)
                                                                                  ---------------                 ---------------

          Net cash provided by financing activities                                      100,176                         276,128
                                                                                  ---------------                 ---------------

Increase (decrease) in cash and cash equivalents                                           6,104                          (2,115)
Cash and cash equivalents, beginning of period                                            24,538                          22,978
                                                                                  ---------------                 ---------------
Cash and cash equivalents, end of period                                          $       30,642                  $       20,863
                                                                                  ===============                 ===============

Supplemental information:
    Cash interest paid                                                            $       77,533                  $       58,578
                                                                                  ===============                 ===============

See notes to condensed consolidated financial statements.

                                  PRIMEDIA Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (dollars in thousands, except per share amounts)


1.   Basis of Presentation
     ---------------------

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the presentation used in the current period. These statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1998. The operating results for the three and six month periods ended June 30 are not necessarily indicative of the results that may be expected for a full year.


2.  Inventories, net
    ----------------

Inventories consist of the following:

                                                June 30,          December 31,
                                                  1999               1998
                                            --------------       --------------
Finished goods                              $        7,929       $       21,974
Work in process                                        248                  223
Raw materials                                       24,641               22,262
                                            --------------       --------------
                                                    32,818               44,459
Less: Allowance for obsolescence                     1,505                3,205
                                            --------------       ==============
                                            $       31,313       $       41,254
                                            ==============       ==============


3.  Long-term debt
    --------------

Long-term debt consists of the following:

                                                June 30,          December 31,
                                                  1999               1998
                                             -------------       --------------
Borrowings under credit facilities           $   1,395,463       $    1,258,236
10 1/4% Senior Notes due 2004                      100,000              100,000
 8 1/2% Senior Notes due 2006                      299,054              299,001
 7 5/8% Senior Notes due 2008                      248,698              248,643
                                             -------------       --------------
                                                 2,043,215            1,905,880
Obligation under capital leases                     30,506               31,335
Acquisition obligation payable                      34,924               44,179
                                             -------------       --------------
                                                 2,108,645            1,981,394
Less: Current portion                               23,487               24,397
                                             -------------       --------------
                                             $   2,085,158       $    1,956,997
                                             =============       ==============

On March 11, 1999, the Company completed an amendment and restatement of its credit facilities to increase them by $250,000. The principal amount of the additional $250,000 will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999 and there are currently no borrowings outstanding under this facility. As of June 30, 1999, the Company has unused bank commitments of approximately $342,000.


4.  Exchangeable Preferred Stock
    ----------------------------

Exchangeable Preferred Stock consists of the following:

                                                     June 30,      December 31,
                                                       1999           1998
                                                 -------------    -------------
$10.00 Series D Exchangeable Preferred Stock     $     195,315    $     195,042
$9.20 Series F Exchangeable Preferred Stock            120,451          120,306
$8.625 Series H Exchangeable Preferred Stock           242,827          242,493
                                                 -------------    -------------
                                                 $     558,593    $     557,841
                                                 =============    =============


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 1999 and December 31, 1998. The liquidation and redemption value at June 30, 1999 and December 31, 1998 was $200,000.

$9.20 Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value Series F Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 1999 and December 31, 1998. The liquidation and redemption value at June 30, 1999 and December 31, 1998 was $125,000.

$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value Series H Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 1999 and December 31, 1998. The liquidation and redemption value at June 30, 1999 and December 31, 1998 was $250,000.

5.  Comprehensive Income (Loss)
    ---------------------------

Comprehensive income (loss) for the six and three months ended June 30, 1999 and 1998 is presented in the following tables:


                                                          Six Months Ended
                                                     June 30,         June 30,
                                                       1999             1998
                                                  ------------       ----------
Net loss                                          $   (50,878)       $ (16,957)
Other comprehensive loss:
   Foreign currency translation adjustments                (6)             (14)
                                                  ------------       ----------
Total comprehensive loss                          $   (50,884)       $ (16,971)
                                                  ============       ==========


                                                         Three Months Ended
                                                    June 30,           June 30,
                                                      1999              1998
                                                  -----------        ----------
Net loss                                          $   (4,884)        $  (7,225)
Other comprehensive income (loss):
   Foreign currency translation adjustments               29              (135)
                                                  -----------        ----------
Total comprehensive loss                          $   (4,855)        $  (7,360)
                                                  ===========        ==========


6.  Loss per Common Share
    ---------------------

Loss per share for the six and three-month periods ended June 30, 1999 and 1998 has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.


7.  Acquisitions
    ------------

During the six-month period ended June 30, 1999, the Company completed several acquisitions, in all segments, which were financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were $63,806 (net of liabilities assumed of approximately $49,700) and the excess purchase price over net assets acquired was approximately $77,200. These amounts include certain purchase price adjustments related to prior year acquisitions.

The preliminary purchase cost allocations for the 1999 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 1999; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.

These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1998, they would not have had a material impact on the results of operations for the six or three-month periods ended June 30, 1999 and 1998.


8.  Divestitures
    ------------

On April 22, 1999, the Company announced its intention to divest its supplemental education group, which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference. At that time, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of", the supplemental education group ceased to depreciate its property and equipment and ceased to amortize its intangible assets and excess of purchase price over net assets acquired. The Company expects to complete the divestitures by the end of 1999. Proceeds from the sale of the group are expected to exceed its net carrying value and will primarily be used to pay down borrowings under the credit facilities. The net assets of the supplemental education group are recorded at their carrying value as net assets held for sale on the accompanying condensed consolidated balance sheet as of June 30, 1999.


9.  Product Line Closures
    ---------------------

During the first quarter of 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines, as part of a program to return the Company's focus to accreditation oriented vocational networks and associated products. In relation to these discontinuances, the Company has recorded a $22,000 charge primarily for severance, transponder and office site leases and the recoverability of related goodwill and certain other assets. The results of PRIMEDIA Workplace Learning are included in the Company's education segment.


10. Business Segment Information
    ----------------------------

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


During 1998, the Company divested or discontinued the following non-core business units: Nelson Publications, Inc. ("Nelson"), The Daily Racing Form, certain enthusiast titles and the Funk and Wagnalls' products. These divestitures and product discontinuances are collectively referred to as Non-Core Businesses. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief decision-maker views these businesses separately when evaluating and making decisions regarding ongoing operations.


                                                         Six Months Ended                  Three Months Ended
                                                             June 30,                           June 30,
                                                    1999                1998            1999              1998
                                               -------------       -------------    -------------     -------------
Sales, Net:
  Specialty Magazines                          $     515,991       $     440,155    $     269,828     $     247,112
  Information                                        150,058             119,290           76,313            61,460
  Education                                          171,400             140,039           80,172            62,389
  Other:
    Non-Core Businesses                                 -                 35,552             -               19,089
                                               -------------       -------------    -------------     -------------
        Total                                  $     837,449       $     735,036    $     426,313     $     390,050
                                               =============       =============    =============     =============


EBITDA (1):
  Specialty Magazines                          $      97,384       $      86,211    $      57,744     $      52,705
  Information                                         32,285              29,139           17,117            16,582
  Education                                           49,807              36,892           22,249            13,518
  Other:
    Corporate                                        (13,931)            (13,222)          (6,964)           (6,845)
    Non-Core Businesses                                 -                  5,565             -                3,737
                                               --------------       -------------   --------------    -------------
        Total                                  $     165,545        $    144,585    $      90,146     $      79,697
                                               ==============       =============   ==============    =============


(1)  EBITDA   represents   earnings  before   interest,   taxes,   depreciation,
amortization and provision for one-time charges.

The following is a reconciliation of EBITDA to operating income:



                                                          Six Months Ended                 Three Months Ended
                                                              June 30,                          June 30,
                                                     1999               1998             1999              1998
                                                 ------------        ------------    ------------      ------------
Total EBITDA                                     $   165,545         $   144,585     $    90,146       $    79,697
Depreciation of property and equipment               (24,054)            (19,011)        (11,735)           (9,856)
Amortization of intangible assets, excess
   of purchase price over net assets
   acquired and other                                (87,034)            (74,727)        (42,630)          (43,276)
Gain on sale of business, net and other                    -               1,849            -                1,849
Provision for product line closures                  (22,000)               -               -
                                                                                                              -
                                                 ------------        ------------    ============      ============
Operating income                                 $    32,457         $    52,696     $    35,781       $    28,414
                                                 ============        ============    ============      ============


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

Management believes a meaningful comparison of the results of operations for the six and three months ended June 30, 1999 and 1998 is obtained by using the segment information. In addition, the Company presents results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"), which are either sold businesses or product discontinuances. The Non-Core Businesses include Nelson, The Daily Racing Form, certain enthusiast titles and Funk and Wagnalls' products which have been divested or discontinued in 1998. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.

Earnings before interest, taxes, depreciation, amortization and provision for one-time charges, or EBITDA, is a widely used and commonly reported standard measure utilized by analysts, investors and other interested parties in the analysis of the media industry. It is also the primary financial measure used by the Company's chief decision maker when evaluating performance. EBITDA is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. This information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

                                  PRIMEDIA INC.
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)


                                                Six Months Ended                          Three Months Ended
                                                    June 30,                                   June 30,
                                          1999                 1998                 1999               1998
                                     ---------------      ---------------     ---------------     ---------------
Sales, Net:
  Continuing Businesses:
    Specialty Magazines              $       515,991      $       440,155     $       269,828     $       247,112
    Information                              150,058              119,290              76,313              61,460
    Education                                171,400              140,039              80,172              62,389
                                     ---------------      ---------------     ---------------     ---------------
      Subtotal                               837,449              699,484             426,313             370,961
  Non-Core Businesses                           -                  35,552                -                 19,089
                                     ---------------      ---------------     ---------------     ---------------
      Total                          $       837,449      $       735,036     $       426,313     $       390,050
                                     ===============      ===============     ===============     ===============


EBITDA:
  Continuing Businesses:
    Specialty Magazines              $        97,384      $        86,211     $        57,744     $        52,705
    Information                               32,285               29,139              17,117              16,582
    Education                                 49,807               36,892              22,249              13,518
    Corporate                                (13,931)             (13,222)             (6,964)             (6,845)
                                     ---------------      ---------------     ---------------     ---------------
      Subtotal                               165,545              139,020              90,146              75,960
  Non-Core Businesses                           -                   5,565                -                  3,737
                                     ---------------      ---------------     ---------------     ---------------
      Total                          $       165,545      $       144,585     $        90,146     $        79,697
                                     ===============      ===============     ===============     ===============


Operating Income (Loss):
  Continuing Businesses:
    Specialty Magazines              $        45,288      $        46,905      $       31,020     $        29,242
    Information                               15,202               17,075               7,560              10,434
    Education                                (13,599)             (10,023)              4,419             (14,783)
    Corporate                                (14,434)             (13,559)             (7,218)             (7,024)
                                     ---------------      ---------------      --------------     ---------------
      Subtotal                                32,457               40,398              35,781              17,869
  Non-Core Businesses                           -                  12,298                -                 10,545
                                     ---------------      ---------------      --------------     ---------------
      Total                                   32,457               52,696              35,781              28,414

Other Income (Expense):
      Interest expense                       (81,536)             (67,792)            (41,118)            (34,371)
      Amortization of deferred
           financing costs                    (1,571)              (1,585)               (863)               (833)
      Other, net                                (228)                (276)              1,316                (435)
                                     ---------------      ---------------      --------------     ---------------
Net Loss                             $       (50,878)     $       (16,957)     $       (4,884)    $        (7,225)
                                     ===============      ===============      ==============     ===============



RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:

Consolidated Results:
---------------------

Total sales increased 13.9% to $837,449 in the first six months of 1999 from $735,036 in the 1998 period. Sales from Continuing Businesses increased 19.7% to $837,449 in 1999 from $699,484 in 1998 due to growth in all segments.

Total EBITDA  increased  $20,960 or 14.5% to $165,545 in 1999 from $144,585 in 1998. EBITDA from Continuing Businesses increased 19.1% to $165,545 in 1999 from $139,020 in 1998 due to growth in all segments.

Total operating income decreased 38.4% to $32,457 in 1999 compared to $52,696 in 1998. Operating income from Continuing Businesses decreased 19.7% to $32,457 in 1999 compared to $40,398 in 1998. This decrease was due primarily to the $22,000 charge related to product line closures at PRIMEDIA Workplace Learning, and increased amortization expense resulting from acquisitions, which more than offset the growth in EBITDA.

Interest expense increased by $13,744 or 20.3% in the first six months of 1999 compared to 1998. This increase is the result of increased borrowings to fund acquisitions made during 1999 and 1998.

Specialty Magazines:
--------------------

Sales from Continuing Businesses increased 17.2% to $515,991 in the first six months of 1999 from $440,155 in 1998, due primarily to the impact of acquisitions, such as PRIMEDIA Enthusiast Publications ("PEP", formerly known as Cowles Enthusiast Media) and the Youth Entertainment Group. The Company's consumer titles generally benefited from a positive advertising and circulation environment during the first six months of 1999.

EBITDA from Continuing Businesses increased 13.0% to $97,384 in 1999 from $86,211 in 1998. The EBITDA margin for Continuing Businesses decreased to 18.9% in 1999 from 19.6% in 1998. The decreased margin is reflective of increased advertising and circulation costs for the soap opera titles and higher circulation costs at Seventeen in the first six months of 1999.

Operating income from Continuing Businesses decreased 3.4% to $45,288 in 1999 from $46,905 in 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization arising from acquisitions.

Information:
------------

Sales from Continuing Businesses increased 25.8% to $150,058 in the first six months of 1999 from $119,290 in 1998. The increase is primarily attributable to the growth of apartment guides as well as acquisitions.

EBITDA from Continuing Businesses increased 10.8% to $32,285 in 1999 from $29,139 in 1998. The EBITDA margin decreased to 21.5% in 1999 from 24.4% in 1998. The decrease in the margin is reflective of increased Internet investment in 1999 and a shift in mix to higher growth, lower margin apartment guides.

Operating income from Continuing Businesses decreased 11.0% to $15,202 in 1999 from $17,075 in 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization arising from acquisitions.


Education:
----------

Sales from Continuing Businesses increased 22.4% to $171,400 in the first six months of 1999 from $140,039 in 1998, primarily attributable to acquisitions, such as American Guidance Service, partially offset by lower sales at PRIMEDIA Workplace Learning where unprofitable product lines were closed. In addition, for the first six months of 1998, advertising revenue at Channel One was reduced due to the failure of Pan Am's Galaxy IV satellite, which interrupted broadcasting for the last two weeks of the school year.

EBITDA from Continuing Businesses increased 35.0% to $49,807 in 1999 from $36,892 in 1998. The EBITDA margin increased to 29.1% in 1999 from 26.3% in 1998. The increase in the margin reflects the positive results of the refocusing effort at PRIMEDIA Workplace Learning, as well as the satellite failure at Channel One, which occurred during the first half of 1998.

Operating loss from Continuing Businesses increased 35.7% to $13,599 in 1999 from $10,023 in 1998. This change was due primarily to the $22,000 charge related to product line closures at PRIMEDIA Workplace Learning which more than offset EBITDA growth during the 1999 period.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998:

Consolidated Results:
---------------------

Total sales increased 9.3% to $426,313 in the second quarter of 1999 from $390,050 in the 1998 period. Sales from Continuing Businesses increased 14.9% to $426,313 in the second quarter of 1999 from $370,961 in the second quarter of 1998 due to growth in all segments.

Total EBITDA increased $10,449 or 13.1% to $90,146 in the second quarter of 1999 from $79,697 in the second quarter of 1998. EBITDA from Continuing Businesses increased 18.7% to $90,146 in the second quarter of 1999 from $75,960 in the second quarter of 1998 due to growth in all segments.

Total operating income increased 25.9% to $35,781 in the second quarter of 1999 compared to $28,414 in the second quarter of 1998. Operating income from Continuing Businesses increased 100.2% to $35,781 in the second quarter of 1999 compared to $17,869 in the second quarter of 1998. This change was due primarily to the growth in EBITDA.

Interest expense increased by $6,747 or 19.6% in the second quarter of 1999 compared to 1998. This increase is the result of increased borrowings to fund acquisitions made during 1999 and 1998.

Specialty Magazines:
--------------------

Sales from Continuing Businesses increased 9.2% to $269,828 in the second quarter of 1999 from $247,112 in 1998, due primarily to the impact of acquisitions, such as the Youth Entertainment Group and trade shows. The Company's consumer titles generally benefited from a positive advertising and circulation environment during 1999, while certain business to business titles in the international and capital equipment areas experienced softness.

EBITDA from Continuing Businesses increased 9.6% to $57,744 in the second quarter of 1999 from $52,705 in the second quarter of 1998. The EBITDA margin for Continuing Businesses increased slightly to 21.4% in the second quarter of 1999.

Operating income from Continuing Businesses increased 6.1% to $31,020 in the second quarter of 1999 from $29,242 in the second quarter of 1998. The EBITDA growth during the 1999 period more than offset the increased amortization arising from acquisitions.

Information:
------------

Sales from Continuing Businesses increased 24.2% to $76,313 in the second quarter of 1999 from $61,460 in the same period of 1998. The increase is primarily attributable to the growth of apartment guides as well as acquisitions.

EBITDA from Continuing Businesses increased 3.2% to $17,117 in the second quarter of 1999 from $16,582 in the same period of 1998. The EBITDA margin decreased to 22.4% in the second quarter of 1999 from 27.0% in the same period of 1998. The decrease in the margin is reflective of increased Internet investment in 1999 and a shift in mix to higher growth, lower margin apartment guides.

Operating income from Continuing Businesses decreased 27.5% to $7,560 in the second quarter of 1999 from $10,434 in the same period of 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization arising from acquisitions.



Education:
----------

Sales from Continuing Businesses increased 28.5% to $80,172 in the second quarter of 1999 from $62,389 in the same period of 1998, primarily attributable to acquisitions, such as American Guidance Service, partially offset by lower sales at PRIMEDIA Workplace Learning where unprofitable product lines were closed. In addition, for the second quarter of 1998, advertising revenue at Channel One was reduced due to the failure of Pan Am's Galaxy IV satellite, which interrupted broadcasting for the last two weeks of the school year.

EBITDA from Continuing Businesses increased 64.6% to $22,249 in the second quarter of 1999 from $13,518 in the same period of 1998. The EBITDA margin increased to 27.8% in the second quarter of 1999 from 21.7% in the second quarter of 1998. The increase in the margin reflects the positive results of the refocusing effort at PRIMEDIA Workplace Learning, as well as the satellite failure at Channel One, which occurred during the second quarter of 1998.

Operating income (loss) from Continuing Businesses was $4,419 in the second quarter of 1999 compared to $(14,783) in the second quarter of 1998. This change was due primarily to growth in EBITDA and an unprofitable network discontinuance provision recorded in the second quarter of 1998.

Liquidity and Capital Resources:
-------------------------------

Consolidated working capital deficiency, including net assets held for sale and current portion of long-term debt, was $20,208 at June 30, 1999 as compared to $234,045 at December 31, 1998. Consolidated working capital deficiency primarily reflects the recording of deferred revenues as a current liability. In addition, advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit. Consolidated working capital deficiency has decreased at June 30, 1999 primarily due to the reclassification of the assets and liabilities of the Company's supplemental education group to net assets held for sale.

Net cash provided by (used in) operating activities during the six months ended June 30, 1999, after interest payments of $77,533, was $(5,988), as compared to $28,232 during the same 1998 period, primarily due to higher interest payments and increased accounts receivable levels which more than offset EBITDA growth. Net capital expenditures were $25,018 during the six months ended June 30, 1999 compared to $16,983 during the 1998 period due primarily to increased spending on new office space and computer system upgrades. Net cash used in investing activities during the six months ended June 30, 1999 decreased to $88,084 compared to $306,475 in the same 1998 period, due to the higher level of acquisition spending in 1998. Net cash provided by financing activities during the six months ended June 30, 1999 was $100,176, compared to $276,128 in the same 1998 period. Borrowings were higher in 1998 to fund greater acquisition spending.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.


Financing Arrangements:
-----------------------

On March 11, 1999, the Company completed an amendment and restatement of its credit facilities to increase them by $250,000. The principal amount of the additional $250,000 will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999 and there are currently no borrowings outstanding under this facility. As of June 30, 1999, the Company has unused bank commitments of approximately $342,000.

Divestitures:
-------------

On April 22, 1999, the Company announced its intention to divest its supplemental education group, which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference. The Company expects to complete the divestitures by the end of 1999. Proceeds from the sale of the group are expected to exceed its net carrying value and will primarily be used to pay down borrowings under the credit facilities.


Impact of Inflation:
--------------------

The impact of inflation was immaterial during 1998 and through the first six months of 1999. Paper prices modestly declined through the first six months of 1999. In the first six months of 1999, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increased approximately 4% in January 1999. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

Year 2000 Readiness Disclosure:
-------------------------------

PRIMEDIA has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem potentially exists for most companies since many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. Although the Company does not believe that the Year 2000 Problem will have a material effect on its operations or results, the Company has undertaken certain actions described below to mitigate the results thereof.

PRIMEDIA instituted a company-wide Year 2000 Project ("Project") beginning early 1997. The Project addresses issues regarding computer infrastructure, system software and third-party vendors. The Project has been divided into four phases:
(1) inventorying all computer systems and identifying those with Year 2000 issues; (2) assessment including prioritization; (3) remediation including modification, upgrading and replacement; and (4) testing. The Company's senior management and the Board of Directors receive regular updates on the status of the Project. As of June 30, 1999, the majority of the Company's critical systems have been remediated and tested. Further testing will continue to ensure that all remaining systems are compliant.

PRIMEDIA has communicated with significant third party vendors that provide services to the Company's operations. This has enabled PRIMEDIA to assess the Year 2000 readiness of the third-party vendors and, in turn, the Company's vulnerability to their non-compliance. These vendors include the paper suppliers and service entities that provide print and distribution services. Although the Company may not be able to assure itself as to the Year 2000 compliance by such vendors, the Company will remain involved with the vendors' progress and is currently developing contingency plans as needed.

The total cost of approximately $13,000 is attributable to the on-going system improvements of the Company and addresses the Year 2000 Problem at the same time. As of June 30, 1999, the majority of the $13,000 has been expended through funding from existing operations. The remaining amount is expected to be incurred during the third quarter of 1999 and is not expected to have a material effect on the Company's liquidity or results of operations. These costs include the replacement of systems and equipment, outside consultants and software repairs. The Project has been integrated into the Company's overall technology upgrading plans and no important information technology plans have been deferred.

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

Forward-Looking Information:
----------------------------

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six-months of 1999, there were no significant changes related to the Company's market risk exposure.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on May 12, 1999.

(b) At the meeting, incumbent directors William F. Reilly, Henry R. Kravis, George R. Roberts, Michael T. Tokarz, Perry Golkin, Charles G. McCurdy, Beverly
C. Chell and Meyer Feldberg were re-elected and new director H. John Greeniaus was elected.

(c) Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as to each such matter and director.

(i)      Election of Directors:

An election of nine directors was held and the shares so present were voted for as follows for the election of each of the following:

                                Number of              Number of
                            Shares Voted for       Shares Withheld
                            ----------------       ---------------

William F. Reilly              141,635,520              270,882
Henry R. Kravis                141,646,429              259,973
George R. Roberts              141,686,129              220,273
Michael T. Tokarz              141,647,054              259,348
Perry Golkin                   141,647,054              259,348
Charles G. McCurdy             141,647,129              259,273
Beverly C. Chell               141,645,870              260,532
Meyer Feldberg                 141,686,954              219,448
H. John Greeniaus              141,687,454              218,948

(ii) The approval of the Company's Short-Term Senior Executive Non-Discretionary Plan was ratified with 141,706,117 votes for, 160,986 votes against and 39,299 votes abstaining.

(iii) The approval of the Company's Long-Term Incentive Compensation Plan was ratified with 138,885,618 votes for, 2,984,563 votes against and 36,221 votes abstaining.

(iv) The approval of the Company's 1992 Stock Purchase and Option Plan (as amended) was ratified with 140,629,158 votes for, 1,226,368 votes against and 50,876 votes abstaining.

(v) The approval of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 1999 was ratified with 141,871,730 votes for, 15,645 votes against and 19,027 votes abstaining.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)





Date:   August 12, 1999                   /s/  William F. Reilly
        ------------------       -----------------------------------------------
                                                 (Signature)
                                  Chairman, Chief Executive Officer and Director
                                       (Principal Executive Officer)






Date:   August 12, 1999                    /s/  Robert J. Sforzo
        -------------------      -----------------------------------------------
                                                  (Signature)
                                        Vice President and Controller
                                       (Principal Accounting Officer)