Form 10-Q
period 1999-09-30
PRIMEDIA INC
filed 1999-11-12
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                      For Quarter Ended: September 30, 1999


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

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 1999: 145,252,102

                                  PRIMEDIA Inc.

                                      INDEX


                                                                      PAGE
                                                                      ----
Part I.  Financial Information

 Item 1.   Financial Statements
 ------
           Condensed Consolidated Balance Sheets
           (Unaudited) as of September 30, 1999 and
           December 31, 1998                                            2

           Condensed Statements of Consolidated
           Operations (Unaudited) for the nine months
           ended September 30, 1999 and 1998                            3

           Condensed Statements of Consolidated
           Operations (Unaudited) for the three months
           ended September 30, 1999 and 1998                            4

           Condensed Statements of Consolidated
           Cash Flows (Unaudited) for the nine months
           ended September 30, 1999 and 1998                            5

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                             6-11

 Item 2.   Management's Discussion and Analysis of
 ------    Financial Condition and Results of Operations                12-19

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk   20
 ------


Part II.   Other Information:

 Item 5.   Other Information                                            21
 ------
           Signatures                                                   22

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                            September 30,                   December 31,
                                                                                1999                             1998
                                                                         ---------------------            ------------------
                                                                          (dollars in thousands, except per share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                           $             30,049             $          24,538
     Accounts receivable, net                                                         229,718                       247,138
     Inventories, net                                                                  33,256                        41,254
     Net assets held for sale                                                         161,530                             -
     Prepaid expenses and other                                                        44,202                        34,212
                                                                         ---------------------            ------------------
         Total current assets                                                         498,755                       347,142

Property and equipment, net                                                           138,702                       147,658
Other intangible assets, net                                                          628,060                       730,241
Excess of purchase price over net assets acquired, net                              1,494,526                     1,526,503
Deferred income tax asset, net                                                        176,200                       176,200
Other non-current assets                                                              118,281                       113,330
                                                                         ---------------------            ------------------
                                                                         $          3,054,524             $       3,041,074
                                                                         =====================            ==================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                    $             78,168             $         118,637
     Accrued interest payable                                                          22,437                        20,451
     Accrued expenses and other                                                       248,862                       220,571
     Deferred revenues                                                                184,720                       197,131
     Current maturities of long-term debt                                              23,529                        24,397
                                                                         ---------------------            ------------------
         Total current liabilities                                                    557,716                       581,187
                                                                         ---------------------            ------------------

Long-term debt                                                                      2,098,888                     1,956,997
                                                                         ---------------------            ------------------
Other non-current liabilities                                                          32,248                        25,788
                                                                         ---------------------            ------------------
Exchangeable preferred stock                                                          558,969                       557,841
                                                                         ---------------------            ------------------
Common stock subject to redemption  ($.01 par value,  106,160 shares and 294,119 shares outstanding at September 30, 1999
     and December 31, 1998, respectively)                                               1,112                         2,964
                                                                         ---------------------            ------------------
Shareholders' deficiency:
     Common stock ($.01 par value,  148,162,879  shares and  146,966,562 shares issued at September 30, 1999
     and December 31, 1998, respectively)                                               1,482                         1,470
     Additional paid-in capital                                                       986,320                       979,720
     Accumulated deficit                                                           (1,137,803)                   (1,030,032)
     Accumulated other comprehensive loss                                              (1,609)                       (1,720)
     Common stock in treasury, at cost (3,429,088 shares and 2,752,300 shares at September 30, 1999 and December 31, 1998,
     respectively)                                                                    (42,799)                      (33,141)
                                                                         ---------------------            ------------------
         Total shareholders' deficiency                                              (194,409)                      (83,703)
                                                                         ---------------------            ------------------

                                                                         $          3,054,524             $       3,041,074
                                                                         =====================            ==================


See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,

                                                                                 1999                             1998
                                                                        -----------------------           --------------------
                                                                          (dollars in thousands, except per share amounts)

Sales, net                                                              $            1,260,454            $         1,127,332


Operating costs and expenses:
     Cost of goods sold                                                                289,487                        265,898
     Marketing and selling                                                             232,236                        202,555
     Distribution, circulation and fulfillment                                         224,319                        192,664
     Editorial                                                                         108,632                        105,387
     Other general expenses                                                            139,467                        119,324
     Corporate administrative expenses                                                  22,101                         19,725
     Depreciation of property and equipment                                             36,350                         29,533
     Gain on the sales of businesses, net and other                                          -                         (7,216)
     Provision for product line closures                                                22,000                              -
     Amortization of intangible assets, excess of purchase
         price over net assets acquired and other                                      126,676                        116,983
                                                                        -----------------------           --------------------

Operating income                                                                        59,186                         82,479
Other expense:
     Interest expense                                                                 (123,965)                      (105,455)
     Amortization of deferred financing costs                                           (2,426)                        (2,307)
     Other, net                                                                           (770)                          (858)
                                                                        -----------------------           --------------------

Net loss                                                                               (67,975)                       (26,141)

Preferred stock dividends:
     Cash                                                                              (39,796)                       (40,879)
     Series B Preferred Stock redemption premium                                             -                         (9,141)
                                                                        -----------------------           --------------------
Loss applicable to common shareholders                                  $             (107,771)           $           (76,161)
                                                                        =======================           ====================

Basic and diluted loss applicable to common shareholders
     per common share:
Net loss                                                                $                 (.74)            $             (.54)
                                                                        =======================           ====================

Basic and diluted common shares outstanding                                        145,008,251                    141,861,758
                                                                        =======================           ====================

See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                 September 30,

                                                                                       1999                               1998
                                                                             ------------------------            -------------------
                                                                                (dollars in thousands, except per share amounts)

Sales, net                                                                   $               423,005             $          392,296

Operating costs and expenses:
      Cost of goods sold                                                                      98,800                         95,274
      Marketing and selling                                                                   74,051                         71,694
      Distribution, circulation and fulfillment                                               81,491                         63,954
      Editorial                                                                               35,456                         35,049
      Other general expenses                                                                  46,370                         42,628
      Corporate administrative expenses                                                        8,170                          6,503
      Depreciation of property and equipment                                                  12,296                         10,522
      Gain on the sales of businesses, net and other                                               -                         (5,367)
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                            39,642                         42,256
                                                                             ------------------------            -------------------

Operating income                                                                              26,729                         29,783
Other expense:
      Interest expense                                                                       (42,429)                       (37,663)
      Amortization of deferred financing costs                                                  (855)                          (722)
      Other, net                                                                                (542)                          (582)
                                                                             ------------------------            -------------------
Net loss                                                                                     (17,097)                        (9,184)

Preferred stock dividends:
      Cash                                                                                   (13,265)                       (13,333)
                                                                             ------------------------            -------------------
Loss applicable to common shareholders                                       $               (30,362)            $          (22,517)
                                                                             ========================            ===================

Basic and diluted loss applicable to common shareholders per
      common share                                                           $                  (.21)            $             (.15)
                                                                             ========================            ===================

Basic and diluted common shares outstanding                                              145,055,347                    145,238,934
                                                                             ========================            ===================

See notes to condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,

                                                                                    1999                   1998
                                                                               ----------------       --------------
                                                                                      (dollars in thousands)

Operating activities:
     Net loss                                                                  $       (67,975)       $     (26,141)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Depreciation and amortization                                                  165,452              148,823
        Gain on the sales of businesses, net and other                                       -              (21,291)
        Accretion of discount on acquisition obligation,
          distribution advance and other                                                 3,677                7,397
        Non-cash provision for product line closures                                     8,809                    -
        Other, net                                                                      (1,037)                 668
     Changes in operating assets and liabilities:
     Increase in:
        Accounts receivable, net                                                       (23,660)             (13,727)
        Inventories, net                                                                (7,158)              (5,503)
        Prepaid expenses and other                                                     (13,684)             (11,473)
     Increase (decrease) in:
        Accounts payable                                                               (25,609)              (9,568)
        Accrued interest payable                                                         1,986                8,196
        Accrued expenses and other                                                      (7,844)             (28,544)
        Deferred revenues                                                                7,756               12,425
        Other non-current liabilities                                                       (9)             (11,170)
                                                                               ----------------       --------------

          Net cash provided by operating activities                                     40,704               50,092
                                                                               ----------------       --------------

Investing activities:
     Additions to property, equipment and other, net                                   (43,198)             (27,794)
     Proceeds from sales of businesses                                                   5,169               67,290
     Payments for businesses acquired                                                  (80,321)            (393,122)
     Investments in joint ventures                                                      (7,374)              (4,871)
                                                                               ----------------       --------------

          Net cash used in investing activities                                       (125,724)            (358,497)
                                                                               ----------------       --------------

Financing activities:
     Borrowings under credit agreements                                                702,757              697,511
     Repayments of borrowings under credit agreements                                 (553,000)            (848,400)
     Payments of acquisition obligation                                                (10,833)              (3,000)
     Proceeds from issuances of common stock, net of redemptions                         5,888              201,408
     Redemption of Series B Preferred Stock                                                  -             (166,739)
     Proceeds from issuance of 7 5/8% Senior Notes, net of discount                          -              248,562
     Proceeds from issuance of Series G (exchanged into Series H)                            -              241,911
          Preferred Stock, net of issuance costs
     Purchases of common stock for the treasury                                        (10,508)             (15,015)
     Dividends paid to preferred stock shareholders                                    (39,796)             (39,754)
     Deferred financing costs paid                                                      (3,442)              (5,320)
     Other                                                                                (535)              (1,522)
                                                                               ----------------       --------------

          Net cash provided by financing activities                                     90,531              309,642
                                                                               ----------------       --------------

Increase in cash and cash equivalents                                                    5,511                1,237
Cash and cash equivalents, beginning of period                                          24,538               22,978
                                                                               ----------------       --------------
Cash and cash equivalents, end of period                                       $        30,049        $      24,215
                                                                               ================       ==============

Supplemental information:
     Cash interest paid                                                        $       120,244        $      91,892
                                                                               ================       ==============

See notes to condensed consolidated financial statements.

                                  PRIMEDIA Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (dollars in thousands, except per share amounts)


1.       Basis of Presentation
         ---------------------
PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the presentation used in the current period. These statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1998. The operating results for the three and nine month periods ended September 30 are not necessarily indicative of the results that may be expected for a full year.


2.       Inventories, net
         ----------------
Inventories consist of the following:

                                          September 30,           December 31,
                                             1999                    1998
                                       ------------------     ------------------
Finished goods                         $          11,320       $         21,974
Work in process                                      337                    223
Raw materials                                     23,253                 22,262
                                       ------------------     ------------------
                                                  34,910                 44,459
Less: Allowance for obsolescence                   1,654                  3,205
                                       ------------------     ------------------
                                       $          33,256       $         41,254
                                       ==================     ==================


3.       Long-term debt
         --------------
Long-term debt consists of the following:

                                         September 30,             December 31,
                                             1999                     1998
                                       ------------------     ------------------
Borrowings under credit facilities     $       1,407,993       $      1,258,236
10 1/4% Senior Notes due 2004                    100,000                100,000
 8 1/2% Senior Notes due 2006                    299,081                299,001
 7 5/8% Senior Notes due 2008                    248,727                248,643
                                       ------------------     ------------------
                                               2,055,801              1,905,880
Obligation under capital leases                   30,898                 31,335
Acquisition obligation payable                    35,718                 44,179
                                       ------------------     ------------------
                                               2,122,417              1,981,394
Less: Current portion                             23,529                 24,397
                                       ------------------     ------------------
                                       $       2,098,888       $      1,956,997
                                       ==================     ==================


On March 11, 1999, the Company completed an amendment and restatement of its borrowings under its credit facilities to increase them by $250,000. The principal amount of the additional $250,000 will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999 and there are currently no borrowings outstanding under this facility. As of September 30, 1999, the Company had unused bank commitments of approximately $331,000.


4.       Exchangeable Preferred Stock
         ----------------------------
Exchangeable Preferred Stock consists of the following:

                                               September 30,        December 31,
                                                   1999                 1998
                                               ---------------    --------------
$10.00 Series D Exchangeable Preferred Stock   $       195,451    $      195,042
$9.20 Series F Exchangeable Preferred Stock            120,524           120,306
$8.625 Series H Exchangeable Preferred Stock           242,994           242,493
                                               ---------------    --------------
                                               $       558,969    $      557,841
                                               ===============    ==============


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 1999 and December 31, 1998. The liquidation and redemption value at September 30, 1999 and December 31, 1998 was $200,000.

$9.20 Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value Series F Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 1999 and December 31, 1998. The liquidation and redemption value at September 30, 1999 and December 31, 1998 was $125,000.

$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value Series H Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 1999 and December 31, 1998. The liquidation and redemption value at September 30, 1999 and December 31, 1998 was $250,000.

5.       Comprehensive Income (Loss)
         ---------------------------
Comprehensive income (loss) for the nine and three months ended September 30, 1999 and 1998 is presented in the following tables:


                                                       Nine Months Ended
                                               September 30,       September 30,
                                                   1999               1998
                                             ---------------     ---------------
Net loss                                     $      (67,975)     $      (26,141)
Other comprehensive income (loss):
  Foreign currency translation adjustments              111                (120)
                                             ===============     ===============
Total comprehensive loss                     $      (67,864)     $      (26,261)
                                             ===============     ===============


                                                      Three Months Ended
                                               September 30,       September 30,
                                                   1999                1998
                                             ---------------     ---------------
Net loss                                     $      (17,097)     $       (9,184)
Other comprehensive income (loss):
  Foreign currency translation adjustments              117                (106)
                                             ===============     ===============
Total comprehensive loss                     $      (16,980)     $       (9,290)
                                             ===============     ===============


6.       Loss per Common Share
         ---------------------
Loss per share for the nine and three-month periods ended September 30, 1999 and 1998 has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.


7.       Acquisitions
         ------------
During the nine-month period ended September 30, 1999, the Company completed several acquisitions, in all segments, which were financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were $80,321 (net of liabilities assumed of approximately $67,600) and the excess purchase price over net assets acquired was approximately $125,200. These amounts include certain purchase price adjustments related to prior year acquisitions.

The preliminary purchase cost allocations for the 1999 acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 1999; however, the changes are not expected to have a material effect on the consolidated financial statements of the Company.



These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1998, they would not have had a material impact on the results of operations for the nine or three-month periods ended September 30, 1999 and 1998.


8.       Divestitures
         ------------
On April 22, 1999, the Company announced its intention to divest its supplemental education group, which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference. At that time, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the supplemental education group ceased to depreciate its property and equipment and ceased to amortize its intangible assets and excess of purchase price over net assets acquired. On August 16, 1999, the Company and Ripplewood Holdings L.L.C. announced that they had signed a purchase agreement for the Company to sell its supplemental education group to a company controlled by Ripplewood. The Company expects to complete the divestiture by the end of 1999. Proceeds from the sale of the group are expected to exceed its net carrying value and will primarily be used to pay down borrowings under the credit facilities. The net assets of the supplemental education group are recorded at their carrying value as net assets held for sale on the accompanying condensed consolidated balance sheet as of September 30, 1999.


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



                                                           Nine Months Ended                           Three Months Ended
                                                             September 30,                               September 30,
                                                     1999                    1998                  1999                   1998
                                               ------------------       ----------------     ------------------     ----------------
Sales, Net:
   Specialty Magazines                         $       772,399          $     670,973        $      256,408         $     230,818
   Information                                         228,987                186,618                78,929                67,328
   Education                                           259,068                227,961                87,668                87,922
   Other:
     Non-Core Businesses                                    -                  41,780                   -                   6,228
                                               ==================       ================     ==================     ================
         Total                                 $     1,260,454          $   1,127,332        $      423,005         $     392,296
                                               ==================       ================     ==================     ================


EBITDA (1):
   Specialty Magazines                         $      143,569           $     132,352        $       46,185         $       46,141
   Information                                         48,551                  43,488                16,266                 14,349
   Education                                           73,230                  58,237                23,423                 21,345
   Other:
     Corporate                                        (21,138)                (19,725)               (7,207)                (6,503)
     Non-Core Businesses                                 -                      7,427                  -                     1,862
                                               ==================       ================     ==================     ================
         Total                                 $      244,212           $     221,779        $       78,667         $       77,194
                                               ==================       ================     ==================     ================

(1)  EBITDA   represents   earnings  before   interest,   taxes,   depreciation,
amortization and provision for one-time charges.

The following is a reconciliation of EBITDA to operating income:


                                                           Nine Months Ended                         Three Months Ended
                                                             September 30,                             September 30,
                                                    1999                    1998                  1999                   1998
                                               ----------------        ---------------       ----------------       ----------------
Total EBITDA                                   $   244,212             $      221,779        $      78,667          $       77,194
Depreciation of property and equipment             (36,350)                   (29,533)             (12,296)                (10,522)
Amortization of intangible assets, excess
   of purchase price over net assets
   acquired and other                             (126,676)                  (116,983)             (39,642)                (42,256)
Gain on sale of business, net and other               -                         7,216                 -                      5,367
Provision for product line closures                (22,000)                      -                    -                       -
                                               ================        ===============       ================       ================
Operating income                                    59,186             $     82,479          $      26,729          $       29,783
                                               ================        ===============       ================       ================

11.      Subsequent Events
         -----------------
From October 1, 1999 through  November 12, 1999, the Company has completed two
acquisitions  in  the  specialty   magazines  and  education   segments. These
acquisitions, which had an aggregate purchase price of approximately $43,000, were primarily funded through borrowings under the Company's credit facilities.

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

Management believes a meaningful comparison of the results of operations for the nine and three months ended September 30, 1999 and 1998 is obtained by using the segment information. In addition, the Company presents results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"), which are either sold businesses or product discontinuances. The Non-Core Businesses include Nelson, The Daily Racing Form, certain enthusiast titles and Funk and Wagnalls' products which have been divested or discontinued in 1998. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.

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


                                  PRIMEDIA INC.
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)


                                                           Nine Months Ended                            Three Months Ended
                                                             September 30,                                September 30,
                                                      1999                    1998                   1999                  1998
                                              -------------------     -------------------    -----------------     -----------------
Sales, Net:
  Continuing Businesses:
     Specialty Magazines                      $         772,399        $         670,973     $        256,408       $       230,818
     Information                                        228,987                  186,618               78,929                67,328
     Education                                          259,068                  227,961               87,668                87,922
                                              -------------------      -------------------    -----------------     ----------------
      Subtotal                                        1,260,454                1,085,552              423,005               386,068
  Non-Core Businesses                                    -                        41,780                 -                    6,228
                                              -------------------      -------------------    -----------------     ----------------
      Total                                   $       1,260,454        $       1,127,332      $       423,005       $       392,296
                                              ===================      ===================    =================     ================


EBITDA:
  Continuing Businesses:
     Specialty Magazines                      $         143,569        $         132,352      $        46,185       $        46,141
     Information                                         48,551                   43,488               16,266                14,349
     Education                                           73,230                   58,237               23,423                21,345
     Corporate                                          (21,138)                 (19,725)              (7,207)               (6,503)
                                              -------------------      -------------------    -----------------     ----------------
      Subtotal                                          244,212                  214,352               78,667                75,332
  Non-Core Businesses                                      -                       7,427                 -                    1,862
                                              -------------------      -------------------    -----------------     ----------------
      Total                                   $         244,212        $         221,779      $        78,667       $        77,194
                                              ===================      ===================    =================     ================


Operating Income (Loss):
  Continuing Businesses:
     Specialty Magazines                      $          65,653        $          67,987      $        20,365       $        21,082
     Information                                         22,597                   24,025                7,395                 6,950
     Education                                           (7,177)                 (15,769)               6,422                (5,746)
     Corporate                                          (21,887)                 (20,779)              (7,453)               (7,220)
                                              -------------------      -------------------    -----------------     ----------------
      Subtotal                                           59,186                   55,464               26,729                15,066
  Non-Core Businesses                                      -                      27,015                 -                   14,717
                                              -------------------      -------------------    -----------------     ----------------
      Total                                              59,186                   82,479               26,729                29,783

Other Expense:
      Interest expense                                 (123,965)                (105,455)             (42,429)              (37,663)
      Amortization of deferred
           financing costs                               (2,426)                  (2,307)                (855)                 (722)
      Other, net                                           (770)                    (858)                (542)                 (582)
                                              -------------------      -------------------    -----------------     ----------------
Net Loss                                      $         (67,975)       $         (26,141)     $       (17,097)      $        (9,184)
                                              ===================      ===================    =================     ================






RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998:

Consolidated Results:
--------------------
Total sales increased 11.8% to $1,260,454 in the first nine months of 1999 from $1,127,332 in the 1998 period. Sales from Continuing Businesses increased 16.1% to $1,260,454 in 1999 from $1,085,552 in 1998 due to growth in all segments.

Total EBITDA increased $22,433 or 10.1% to $244,212 in 1999 from $221,779 in 1998. EBITDA from Continuing Businesses increased 13.9% to $244,212 in 1999 from $214,352 in 1998 due to growth in all segments.

Total operating income decreased 28.2% to $59,186 in 1999 compared to $82,479 in 1998. Operating income from Continuing Businesses increased 6.7% to $59,186 in 1999 compared to $55,464 in 1998. This increase was due primarily to the growth in EBITDA partially offset by the $22,000 non-recurring charge related to product line closures at PRIMEDIA Workplace Learning and increased depreciation and amortization expense.

Interest expense increased by $18,510 or 17.6% in the first nine months of 1999 compared to 1998. This increase is the result of increased borrowings to fund acquisitions made during 1999 and 1998.

Specialty Magazines:
-------------------
Sales from Continuing Businesses increased 15.1% to $772,399 in the first nine months of 1999 from $670,973 in 1998, due primarily to the impact of acquisitions, such as PRIMEDIA Enthusiast Publications ("PEP", formerly known as Cowles Enthusiast Media), the Youth Entertainment Group and several business-to-business titles and trade shows. The Company's consumer titles such as Modern Bride, American Baby and Chicago generally benefited from a positive advertising environment during the first nine months of 1999, while certain business-to-business titles in the international construction and capital equipment areas experienced softness.

EBITDA from Continuing Businesses increased 8.5% to $143,569 in 1999 from $132,352 in 1998. The EBITDA margin for Continuing Businesses decreased to 18.6% in 1999 from 19.7% in 1998. The decrease in the margin is reflective of increased spending on Internet site development, weakness in certain business-to-business publications, and increased circulation costs at Seventeen and the soap opera titles.

Operating income from Continuing Businesses decreased 3.4% to $65,653 in 1999 from $67,987 in 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization arising from acquisitions.

Information:
-----------
Sales from Continuing Businesses increased 22.7% to $228,987 in the first nine months of 1999 from $186,618 in 1998. The increase is primarily attributable to the growth of apartment guides advertising revenue as well as acquisitions.

EBITDA from Continuing Businesses increased 11.6% to $48,551 in 1999 from $43,488 in 1998. The EBITDA margin decreased to 21.2% in 1999 from 23.3% in 1998. The decrease in the margin is reflective of increased Internet investment in 1999.

Operating income from Continuing Businesses decreased 5.9% to $22,597 in 1999 from $24,025 in 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization arising from acquisitions.


Education:
---------
Sales from Continuing Businesses increased 13.6% to $259,068 in the first nine months of 1999 from $227,961 in 1998, primarily attributable to the acquisition of American Guidance Service, and due to the improved operating results at PRIMEDIA Reference and Weekly Reader, whose results reflect strong market conditions. These increases are partially offset by lower sales at PRIMEDIA Workplace Learning where unprofitable product lines were closed.

EBITDA from Continuing Businesses increased 25.7% to $73,230 in 1999 from $58,237 in 1998. The EBITDA margin increased to 28.3% in 1999 from 25.5% in 1998. The increase in the margin reflects the positive results of the refocusing effort at PRIMEDIA Workplace Learning and the improved operating results at PRIMEDIA Reference and Weekly Reader.

Operating loss from Continuing Businesses decreased 54.5% to $7,177 in 1999 from $15,769 in 1998. This change was due primarily to EBITDA growth during the 1999 period which was partially offset by certain non-recurring charges at PRIMEDIA Workplace Learning.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998:

Consolidated Results:
--------------------
Total sales increased 7.8% to $423,005 in the third quarter of 1999 from $392,296 in the 1998 period. Sales from Continuing Businesses increased 9.6% to $423,005 in the third quarter of 1999 from $386,068 in the third quarter of 1998 due to growth in the specialty magazines and information segments.

Total EBITDA increased $1,473 or 1.9% to $78,667 in the third quarter of 1999 from $77,194 in the third quarter of 1998. EBITDA from Continuing Businesses increased 4.4% to $78,667 in the third quarter of 1999 from $75,332 in the third quarter of 1998 primarily due to growth in the information and education segments.

Total operating income decreased 10.3% to $26,729 in the third quarter of 1999 compared to $29,783 in the third quarter of 1998. Operating income from Continuing Businesses increased 77.4% to $26,729 in the third quarter of 1999 compared to $15,066 in the third quarter of 1998. This change was due partially to the growth in EBITDA. In addition, certain non-recurring charges were recorded in the third quarter of 1998.

Interest expense increased by $4,766 or 12.7% in the third quarter of 1999 compared to 1998. This increase is the result of increased borrowings to fund acquisitions made during 1999 and 1998.

Specialty Magazines:
-------------------
Sales from Continuing Businesses increased 11.1% to $256,408 in the third quarter of 1999 from $230,818 in 1998, due primarily to the impact of acquisitions, such as the Youth Entertainment Group and business-to-business titles and trade shows. The Company's consumer titles such as Modern Bride, American Baby and Chicago generally benefited from a positive advertising environment during 1999, while certain business-to-business titles in the international construction and capital equipment areas experienced softness.

EBITDA from Continuing Businesses remained flat at $46,185 in the third quarter of 1999 compared to $46,141 in the third quarter of 1998. The EBITDA margin for Continuing Businesses decreased to 18.0% in the third quarter of 1999 from 20.0% in the same period of 1998. The decrease in the margin is reflective of increased spending on Internet site development, weakness in certain business-to-business publications, and increased circulation costs at Seventeen and the soap opera titles.

Operating income from Continuing Businesses decreased 3.4% to $20,365 in the third quarter of 1999 from $21,082 in the third quarter of 1998. The decrease was the result of increased amortization arising from acquisitions.

Information:
-----------
Sales from Continuing Businesses increased 17.2% to $78,929 in the third quarter of 1999 from $67,328 in the same period of 1998. The increase is primarily attributable to the growth of apartment guides advertising revenue as well as acquisitions.

EBITDA from Continuing Businesses increased 13.4% to $16,266 in the third quarter of 1999 from $14,349 in the same period of 1998. The EBITDA margin decreased to 20.6% in the third quarter of 1999 from 21.3% in the same period of 1998. The decrease in the margin is reflective of increased Internet investment in 1999.

Operating income from Continuing Businesses increased 6.4% to $7,395 in the third quarter of 1999 from $6,950 in the same period of 1998. The EBITDA growth during the 1999 period more than offset increased amortization arising from acquisitions.



Education:
---------
Sales from Continuing Businesses remained flat at $87,668 in the third quarter of 1999 from $87,922 in the same period of 1998.

EBITDA from Continuing Businesses increased 9.7% to $23,423 in the third quarter of 1999 from $21,345 in the same period of 1998. The EBITDA margin increased to 26.7% in the third quarter of 1999 from 24.3% in the third quarter of 1998. The increase in the margin reflects the positive results of the refocusing effort at PRIMEDIA Workplace Learning and the improved operating results at PRIMEDIA Reference, American Guidance Service and Weekly Reader. The improvement in the margin was partially offset by lower results at Channel One due to increased development costs in 1999, as well as softness at Qwiz and Pictorial due to new product introduction costs and some softness in the insurance industry.

Operating income (loss) from Continuing Businesses was $6,422 in the third quarter of 1999 compared to $(5,746) in the third quarter of 1998. This change was due partially to the growth in EBITDA in 1999. In addition, certain non-recurring charges primarily related to PRIMEDIA Workplace Learning were recorded in 1998.

Liquidity and Capital Resources
-------------------------------
Consolidated working capital deficiency, including net assets held for sale and current portion of long-term debt, was $58,961 at September 30, 1999 as compared to $234,045 at December 31, 1998. Consolidated working capital deficiency primarily reflects the recording of deferred revenues as a current liability. In addition, advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized as other non-current assets and amortized over the estimated period of future benefit. Consolidated working capital deficiency has decreased at September 30, 1999 primarily due to the reclassification of the assets and liabilities of the Company's supplemental education group to net assets held for sale.

Net cash provided by operating activities during the nine months ended September 30, 1999, after interest payments of $120,244, was $40,704, as compared to $50,092 during the same 1998 period, primarily due to higher interest payments which more than offset EBITDA growth. Net capital expenditures were $43,198 during the nine months ended September 30, 1999 compared to $27,794 during the 1998 period due primarily to increased spending on new office space and computer systems. Net cash used in investing activities during the nine months ended September 30, 1999 decreased to $125,724 compared to $358,497 in the same 1998 period due to the lower level of acquisition spending in 1999. Net cash provided by financing activities during the nine months ended September 30, 1999 was $90,531, compared to $309,642 in the same 1998 period. Borrowings were higher in 1998 to fund greater acquisition spending.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.




Financing Arrangements
----------------------
On March 11, 1999, the Company completed an amendment and restatement of its borrowings under its credit facilities to increase them by $250,000. The principal amount of the additional $250,000 will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004. Additionally, the Company entered into a separate $150,000 bank revolving credit facility with a final maturity on December 30, 1999 and there are currently no borrowings outstanding under this facility. As of September 30, 1999, the Company had unused bank commitments of approximately $331,000.

Divestitures
------------
On April 22, 1999, the Company announced its intention to divest its supplemental education group, which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference. On August 16, 1999, the Company and Ripplewood Holdings L.L.C. announced that they had signed a purchase agreement for the Company to sell its supplemental education group to a company controlled by Ripplewood. The Company expects to complete the divestitures by the end of 1999. Proceeds from the sale of the group are expected to exceed its net carrying value and will primarily be used to pay down borrowings under the credit facilities.

Recent Developments
-------------------
From October 1, 1999 through  November 12, 1999, the Company has completed two
acquisitions  in  the  specialty   magazines  and  education   segments.   These
acquisitions, which had an aggregate purchase price of approximately $43,000, were primarily funded through borrowings under the Company's credit facilities.

Impact of Inflation
-------------------
The impact of inflation was immaterial during 1998 and through the first nine months of 1999. Paper prices modestly declined through the first nine months of 1999. In the first nine months of 1999, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increased approximately 4% in January 1999. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

Year 2000 Readiness Disclosure
------------------------------
PRIMEDIA has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem potentially exists for most companies since many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. Although the Company does not believe that the Year 2000 Problem will have a material effect on its operations or results, the Company has undertaken certain actions described below to mitigate the results thereof.

PRIMEDIA instituted a company-wide Year 2000 Project ("Project") beginning early 1997. The Project addresses issues regarding computer infrastructure, system software and third-party vendors. The Project has been divided into four phases:
(1) inventorying all computer systems and identifying those with Year 2000 issues; (2) assessment including prioritization; (3) remediation including modification, upgrading and replacement; and (4) testing. The Company's senior management and the Board of Directors receive regular updates on the status of the Project. As of September 30, 1999, substantially all of the Company's critical systems have been remediated and tested.

PRIMEDIA has communicated with significant third party vendors that provide services to the Company's operations. This has enabled PRIMEDIA to assess the Year 2000 readiness of the third-party vendors and, in turn, the Company's vulnerability to their non-compliance. These vendors include the paper suppliers and service entities that provide print and distribution services. Although the Company may not be able to assure itself as to the Year 2000 compliance by such vendors, the Company has developed contingency plans as needed.

The total cost of approximately $13,000 is attributable to the on-going system improvements of the Company and addresses the Year 2000 Problem at the same time. As of September 30, 1999, substantially all of the $13,000 has been expended through funding from existing operations and such costs have not had a material effect on the Company's liquidity or results of operations. These costs include the replacement of systems and equipment, outside consultants and software repairs. The Project has been integrated into the Company's overall technology upgrading plans and no important information technology plans have been deferred.

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

Forward-Looking Information
---------------------------
This report contains certain forward-looking statements concerning the Company's operations, economic performance, financial condition and Year 2000 Problem activities. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events can occur which can affect the Company's results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine-months of 1999, there were no significant changes related to the Company's market risk exposure.

Item 5.  OTHER INFORMATION

Thomas S. Rogers was elected Chairman and Chief Executive Officer effective October 27, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)





Date:  November 12, 1999                  /s/ Thomas S. Rogers
       --------------------       ----------------------------------------------
                                                (Signature)
                                     Chairman and Chief Executive Officer
                                          (Principal Executive Officer)






Date:  November 12, 1999                  /s/  Robert J. Sforzo
       --------------------       ----------------------------------------------
                                                (Signature)
                                        Vice President and Controller
                                         (Principal Accounting Officer)