Form 10-K405
period 1999-12-31
PRIMEDIA INC
filed 2000-03-29
CIK 884382

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

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                      WHICH REGISTERED
                -------------------                  ------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE.............  NEW YORK STOCK EXCHANGE

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

    The aggregate market value of the common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA at February 29, 2000 was approximately $429 million.

    As of February 29, 2000, 149,095,447 shares of PRIMEDIA's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
PRIMEDIA's notice of annual meeting and proxy statement for its 2000 annual meeting of shareholders into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF GUARANTORS

                                                       STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                   EXACT NAME OF                      JURISDICTION OF       INDUSTRIAL         EMPLOYER
              REGISTRANT AS SPECIFIED                 INCORPORATION OR    CLASSIFICATION    IDENTIFICATION
                   IN ITS CHARTER                       ORGANIZATION       CODE NUMBER          NUMBER
----------------------------------------------------  ----------------   ----------------   --------------
American Heat Video Productions, Inc. ..............  Missouri                 8299         43-1418177
The Apartment Guide of Nashville, Inc...............  Tennessee                2741         62-1224076
Bacon's Information, Inc. ..........................  Delaware                 7389         36-4011543
Bankers Consulting Company..........................  Missouri                 8299         43-1771756
Bowhunter Magazine, Inc. ...........................  Pennsylvania             2721         23-2667502
Calibre Press, Inc. ................................  Illinois                 8299         36-3111917
Cambridge Research Group, Ltd. .....................  West Virginia            7812         55-0613105
Canoe & Kayak, Inc. ................................  Delaware                 2721         41-1895510
Cardinal Business Media, Inc. ......................  Delaware                 2721         23-2695564
Cardinal Business Media Holdings, Inc. .............  Delaware                 2721         23-2695951
Channel One Communications Corp. ...................  Delaware                 4833         13-3783278
Climbing, Inc. .....................................  Delaware                 2721         41-1885204
CommCorp. LLC.......................................  California               2721         95-4653392
Communication Concepts, Inc. .......................  Nevada                   2721         88-0329261
Cover Concepts Marketing Services, LLC..............  Delaware                 7319         04-3370389
Cowles History Group, Inc. .........................  Virginia                 2721         54-1606227
CSK Publishing Company Incorporated.................  Delaware                 2721         13-3023395
Cumberland Publishing, Inc. ........................  Maryland                 2721         52-1758147
Films for the Humanities & Sciences, Inc. ..........  Delaware                 7812         13-1932571
Game & Fish Merger Subsidiary, Inc. ................  Georgia                  2721         13-4082334
GO LO Entertainment, Inc. ..........................  California               7389         95-4307031
Guinn Communications, Inc. .........................  Tennessee                2741         62-1486552
Haas Publishing Companies, Inc. ....................  Delaware                 2741         58-1858150
Horse & Rider, Inc. ................................  California               2721         33-0480523
Intermodal Publishing Co., Ltd. ....................  New York                 2721         13-2633752
Industrial Training Systems Corporation.............  New Jersey               8299         22-2070040
IntelliChoice, Inc. ................................  California               2721         77-0168905
Intertec Publishing Corporation ....................  Delaware                 2721         48-1071277
Kitplanes Acquisition Company.......................  Delaware                 2721         95-4617433
Law Enforcement Television Network, Inc. ...........  Texas                    8299         75-2257839
Little Rock Apartment Guide, Inc. ..................  Arkansas                 2741         74-2298918
Lockert Jackson & Associates, Inc. .................  Washington               8299         91-1395126
Low Rider Publishing Group, Inc.....................  California               2721         95-4307029
Maddux Publishing, Inc. ............................  Florida                  2741         59-2338050
McMullen Argus Publishing, Inc. ....................  California               2721         95-2663753
The Memphis Apartment Guide, Inc. ..................  Tennessee                2741         62-0964956
Meridian Education Corporation .....................  Illinois                 7812         37-1138686
Miramar Communications Inc. ........................  California               2721         95-2845391
Pictorial, Inc. ....................................  Indiana                  2731         35-1616640
Plaza Communications, Inc. .........................  California               2721         95-3053189
PRIMEDIA Enthusiast Publications, Inc. .............  Pennsylvania             2721         23-1577768
PRIMEDIA Holdings III Inc. .........................  Delaware                 6719         13-3617238
PRIMEDIA Information Inc. ..........................  Delaware                 2721         13-3555670
PRIMEDIA Magazines Inc. ............................  Delaware                 2721         13-3616344
PRIMEDIA Magazines Finance Inc. ....................  Delaware                 2721         13-3616343
PRIMEDIA Special Interest Publications Inc. ........  Delaware                 2721         52-1654079
PRIMEDIA Workplace Learning, Inc. ..................  Texas                    8299         75-2110878
QWIZ, Inc. .........................................  Delaware                 7372         58-2302364
R.E.R. Publishing Corporation.......................  New York                 2721         13-3090623
RetailVision, Inc. .................................  Delaware                 2721         03-0339898
Simba Information, Inc. ............................  Connecticut              2721         06-1281600
Symbol of Excellence Publishers, Inc. ..............  Alabama                  2721         63-0845698
The Virtual Flyshop, Inc. ..........................  Colorado                 2721         84-1318377
TI-IN Acquisition Corporation.......................  Texas                    8299         75-2478738
TSECRP, Inc. .......................................  California               2721         95-4259640
Westcott Communications Michigan, Inc. .............  Michigan                 8299         38-2955660

                                                       STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                   EXACT NAME OF                      JURISDICTION OF       INDUSTRIAL         EMPLOYER
              REGISTRANT AS SPECIFIED                 INCORPORATION OR    CLASSIFICATION    IDENTIFICATION
                   IN ITS CHARTER                       ORGANIZATION       CODE NUMBER          NUMBER
----------------------------------------------------  ----------------   ----------------   --------------
Westcott ECI, Inc. .................................  Texas                    8299         75-2475419

    The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

    These companies are listed as guarantors of the debt securities of the registrant. The consolidating condensed financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented as Note 23 of the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by PRIMEDIA, and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of PRIMEDIA or any of the guarantors.

                                 PRIMEDIA INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1999

                           CROSS REFERENCE SHEET FOR
                            PARTS I, II, III AND IV

                                                                                    PAGE
                                                                                  --------
PART I
 Item 1.            Business....................................................      1
 Item 2.            Properties..................................................      6
 Item 3.            Legal Proceedings...........................................      7
 Item 4.            Submission of Matters to a Vote of Security Holders.........      7

PART II
 Item 5.            Market for Registrant's Common Equity and Related                 7
                      Stockholder Matters.......................................
 Item 6.            Selected Financial Data.....................................      8
 Item 7.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     10
 Item 7A.           Quantitative and Qualitative Disclosures About Market            19
                      Risk......................................................
 Item 8.            Financial Statements and Supplementary Data.................     21
 Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..................................     61
PART III  --        Omitted, except Item 10 as to Executive Officers is included as part of Part I
                    Item 1......................................................     61

PART IV
 Item 14.           Exhibits, Financial Statement Schedules and Reports on           61
                      Form 8-K..................................................

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    PRIMEDIA Inc. ("PRIMEDIA" or the "Company") is a targeted media company with leading positions in consumer and business-to-business markets. Our properties utilize the "full media arsenal" to deliver content via print (magazines and directories), video (satellite and cable), live events (trade and consumer shows) and Internet (more than 200 sites including vertical on-line communities). Our products serve highly specialized niches and capitalize on the growing trend toward targeted rather than mass information distribution. PRIMEDIA's products command an average market share of 53%.

    Many of the Company's products, such as those provided by PRIMEDIA's consumer magazines, business-to-business magazines, CHANNEL ONE NEWS and the apartment and homes guides afford advertisers with an opportunity to directly reach niche market audiences. In 1999, 39% of PRIMEDIA's total revenues were from "lead generation" advertising, bringing the advertisers and customers together and providing a springboard for on-line communities.

    The Company has exploited the Internet to take advantage of the opportunities that this medium affords its targeted media properties. The Company has numerous Internet sites which expand our role in our targeted markets, and provide sources of additional revenue from content delivery, advertising, subscriptions and e-commerce. The Internet provides PRIMEDIA with various alternatives to grow beyond traditional operations. Activities include partnerships with other Internet businesses, advertising for equity transactions and sales of stakes in our Internet businesses to third parties. In addition, PRIMEDIA Ventures, PRIMEDIA's Internet investment vehicle, invests in early stage Internet companies and other technology opportunities such as e-commerce services, enterprise software applications and advertising-related technologies. Its current market valuation substantially exceeds the original cost of its initial investments.

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7, page 11) provides a description of segment sales and income.

SPECIALTY MAGAZINES

    The specialty magazines segment consists of specialty consumer magazines and business-to-business magazines. In 1999, 58% of its 105 specialty consumer magazines and 48% of its 73 business-to-business magazines were number one in their respective markets.

CONSUMER MAGAZINES

    The Company is the largest specialty consumer magazine company in the U.S., with over 100 titles including SEVENTEEN, NEW YORK, MODERN BRIDE, FLY FISHERMAN, AMERICAN BABY, HORTICULTURE, POWER & MOTORYACHT and leadership positions in such categories as automotive, crafts, teens, outdoor recreation and city magazines. The principal sources for specialty consumer magazines' sales are endemic advertising, circulation and ancillary revenues. For the year ended
December 31, 1999, 51% of the sales were from advertising, 42% from circulation and 7% were from ancillary sources.

    Readers value specialty consumer magazines for their targeted editorial content and also rely on them as catalogs of products in the relevant topic areas. This catalog aspect makes the specialty consumer magazines important media buys for advertisers. Advertising sales for the Company's specialty consumer magazines are generated largely by in-house sales forces. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company's specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of quality targeted editorial, which is provided by in-house and free-lance writers.

    The Company is the largest publisher of teen magazines. SEVENTEEN is the leading young women's fashion and beauty magazine based on both circulation and advertising pages, with fashion, boys, beauty, talent and lifestyle editorial targeted to girls aged 12 to 24. SEVENTEEN'S monthly rate base is 2.35 million and its total monthly readership is 14.2 million. Its principal direct competitor is TEEN PEOPLE. SEVENTEEN competes for circulation based on the nature and quality of its editorial. The Company also is the largest publisher of magazines aimed at the 10-13 year old market with nine titles including TIGER BEAT and BOP. In 1999, the Company started a new magazine, ENTERTAINMENTEEN, targeted to the early teen market.

    Seventeen.com, already a significant web site, will be relaunched in mid-2000 with unique features and enhanced content. Seventeen.com capitalizes on the growing use of the Internet by teenagers. In America, 6.8 million teens are actively using the Internet today for e-mail and shopping research. In early 2000, Seventeen.com entered into an agreement with 1stUp.com Corporation to offer free Internet services to Seventeen.com users.

    The Company publishes the flagship magazines for the cities of New York and Chicago. Since it was founded in April 1968, NEW YORK magazine has been New York City's magazine of record, with extensive and regular coverage of local and national news, entertainment, culture, fashion and personalities.

    The Company publishes 35 automotive enthusiast magazines, including AUTOMOBILE, catering to the high-end automotive market, as well as such highly specialized enthusiast titles as LOWRIDER, the largest retail sales magazine in the automotive category, TRUCKIN', the leading enthusiast truck customization publication, MUSCLE MUSTANG & FAST FORDS, VETTE and SPORT COMPACT CAR. In early 2000, the Company launched GR8RIDE.com, an online community for performance aftermarket auto enthusiasts offering content from the Company's magazines as well as advertising and e-commerce.

    In the baby care category, the Company publishes AMERICAN BABY, a monthly publication distributed to approximately 1.5 million expectant and new parents and HEALTHY KIDS, a bi-monthly publication for parents and children from birth to age ten. The Company also offers a series of ancillary products such as a cable television program called American Baby and sampling and couponing programs. The unit's principal competitor is BABY TALK. In 1999, the Company acquired Baby Faire, a consumer expo.

    The Company is a leading provider of information for brides through MODERN BRIDE plus 13 regional bridal magazines. MODERN BRIDE, in partnership with the Wedding Network, an Internet based provider of registry solutions for retail partners, provides a consumer information and registry service to brides.

    In the recreation market, the Company is the leading publisher of magazines for outdoor enthusiasts with such titles as FLORIDA SPORTSMAN, FLY FISHERMAN, IN-FISHERMAN, GAME & FISH, SAIL, POWER & MOTORYACHT and SURFING and for equine enthusiasts with such titles as EQUUS and PRACTICAL HORSEMAN. In 1999, the Company acquired EquiSearch.com, the leading Internet community for equine enthusiasts.

    In the soap opera publication area, in 1999, PRIMEDIA commanded an 85% market share through its SOAP OPERA DIGEST and SOAP OPERA WEEKLY. SOAP OPERA DIGEST had an average 1999 circulation of 1.1 million per week, which is approximately two-thirds from subscriptions. SOAP OPERA WEEKLY had an average 1999 circulation of 365,000. Both publications compete for circulation on the basis of editorial content and quality against such publications as SOAP OPERA UPDATE and SOAPS IN DEPTH, both of which have substantially lower circulation.

    In order to maximize efficiencies and realize integration benefits, the Company is integrating all enthusiast titles under common management.

    The Company has a mix of sales between retail (largely newsstand and other retail outlets) and subscription and is more heavily weighted toward retail. The Company is less dependent upon sweepstakes for attracting subscriptions than other leading publishers.

    In early 2000, the Company partnered with others in the development of Contentville.com which will be launched in the second half of the year. Contentville.com will be an online distribution channel for all varieties of content including magazines, books and transcripts.

BUSINESS-TO-BUSINESS MAGAZINES

    The Company is the third largest U.S. publisher of business-to-business magazines with 73 titles that provide vital information to professionals in such fields as telecommunications (TELEPHONY), agriculture (SOYBEAN DIGEST), transportation (FLEET OWNER), real estate (NATIONAL REAL ESTATE INVESTOR), professional services (REGISTERED REPRESENTATIVE), marketing (CATALOG AGE) and cable television (CABLE WORLD). In 1999, 70% of these titles ranked number one or two in the fields they serve based on advertising pages. In 1999, 96% of magazine revenue was derived from advertising as these magazines are distributed on a controlled circulation basis, meaning that they are distributed free of charge to select qualified readers.

    Because each of the business-to-business magazines is distributed almost exclusively to purchasing decision-makers in a targeted industry group, product and service providers are able to focus their advertising. The advertising rates charged are based on the quality and size of the circulation within the target group as well as competitive factors. These magazines compete for advertising on the basis of advertising rates, circulation, reach, editorial content and readership commitment. Advertising sales are made by in-house sales forces and are supplemented by independent representatives in selected regions and overseas.

    The Company sponsors seminars and trade shows, serving the advertisers and readers of the corresponding publications, including LIGHTING DIMENSIONS INTERNATIONAL, INTERNATIONAL WIRELESS COMMUNICATIONS EXPO and THE SATELLITE COMMUNICATIONS EXPO & CONFERENCE. In 1999, the Company expanded its trade show offerings by acquiring TELECOM BUSINESS, ANTI-AGING and WASTE AGE.

    In 1999, the Company formed IndustryClick, a business-to-business Internet company which builds and operates business-to-business vertical on-line communities serving numerous industries and leveraging off of PRIMEDIA's already strong traditional media presence. The sites are offered in such fields as media (mediacentral.com), marketing (marketingclick.com) and telecommunications (telecomclick.com). In 1999, IndustryClick acquired digibid.com, an on-line auction site for professional audio and video equipment. In early 2000, IndustryClick acquired a significant equity interest in Digital Media Online, which operates leading websites for digital media production.

INFORMATION

    The Company produces over 200 highly targeted consumer and business information products, most of which hold dominant positions in their niche markets. The Company's premier consumer information products are its apartment guides and related website apartmentguide.com, its business directories which include Bacon's for public relations professionals and INTELLICHOICE, which is primarily Internet delivered, for automotive buyers.

    The growth in advertising supported consumer information (e.g. targeted free publications, such as the apartment guides) is being driven by the desire of advertisers to reach their customers as cost effectively as possible. Advertising revenue generated from free shopping guides in 2005 is expected to be double that in 1995.

CONSUMER INFORMATION

    The Company is the largest publisher of rental apartment guides in the U.S. with 73 local versions of its apartment guides, most of which are distributed monthly and provide informational listings about featured apartment communities. Advertising community managers, who need to fill vacant apartments, represent 100% of apartment guide advertising revenues. The Company is the dominant information provider in apartment listings and continues to gain in market share from newspaper classifieds and other competitors due to the cost effectiveness of its products as measured by cost per lease to the advertiser. The Company's only national competitor is FOR RENT.

    The number of monthly visitors to the Company's Internet site apartmentguide.com grew from 68,000 in early 1999 to over 1 million by the end of the year. During 1999, apartmentguide.com became the exclusive apartment site on Yahoo!. The site, which carries all advertising included in the print products, is the largest apartment rental site on the Internet. With approximately 16,000 property listings, apartmentguide.com offers many features not provided by its print products including virtual tours and search functionality.

    The Company is a leader in new home guides with guides in 17 major markets including northern California, southern California, Denver, Phoenix, Dallas-Fort Worth, Philadelphia, and Atlanta.

    A strategic advantage is the Company's DistribuTech Division which is the nation's largest distributor of free publications, including its own consumer directories and over 1,500 other titles. In 1999, it managed the distribution of Haas' and other publishers' free publications to over 14,500 grocery, convenience, video and drug stores in 70 metropolitan areas, as well as universities, military bases and major employers. The majority of these locations are operated under exclusive distribution agreements. The guides are typically displayed in free-standing, multi-pocket racks. DistribuTech generates substantial revenues by leasing additional distribution rack pockets to other publications that it also distributes. DistribuTech competes for its rack program on the basis of its prime retail locations. In early 2000, the Company signed an agreement with Albertson's, the national supermarket chain, to significantly expand distribution.

BUSINESS INFORMATION

    The Company, with over 100 products, is the leading publisher of directories and databases addressing the specialized information needs of professionals in such areas as government information technology procurement (FEDERAL SOURCES), public relations (BACON'S INFORMATION), automotive (WARD'S and INTELLICHOICE), construction (MACHINERY INFORMATION DIVISION) and media (SIMBA). These databases are increasingly being made available via electronic delivery. This allows for greater functionality to the user (ability to update the product as a data management system), and opportunity for product and brand extension. During 1999, Bacon's introduced its Internet directory services. Databases are compiled by an in-house editorial staff, marketed directly to subscribers and advertisers primarily by an in-house staff and distributed predominantly on a paid subscription basis.

    The Company also publishes periodicals that provide in-depth information on selected markets. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes used vehicle valuation information in print and electronic formats. Other databases include THE ELECTRONICS SOURCE BOOK and AC-U-KWIK.

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

EDUCATION

    The Company's education segment consists of its Channel One and PRIMEDIA Workplace Learning operations.

    Channel One's Network news program, CHANNEL ONE NEWS, is the only daily news program targeted to secondary school students. CHANNEL ONE NEWS broadcasts every school day via satellite to 8 million students, 360,000 classrooms and approximately 400,000 educators in approximately 12,000 secondary schools in the United States, reaching more students than any other electronically delivered educational product. CHANNEL ONE NEWS has ten times the teenage audience of the evening newscasts of ABC, CBS, NBC and the cable networks combined. Its daily reach in the teen market exceeds that of the Super Bowl.

    Schools sign up for the CHANNEL ONE NETWORK service under a three-year contract pursuant to which they agree to show CHANNEL ONE NEWS, in its entirety, on at least 90% of all school days. CHANNEL ONE NETWORK provides to schools a turnkey system of video cassette recorders and networked televisions. These products and services are provided to schools at no charge; revenues are generated by two minutes of advertising shown during the 12-minute daily newscast. In addition, CHANNEL ONE CONNECTION provides a maximum of 120 minutes of educational programming per school day at no charge. Substantially all school contracts have come up for renewal at least once and 99% have been renewed in each renewal cycle.

    CHANNEL ONE NETWORK has a library of over 1,700 broadcasts including approximately 175 single subject series, 78 of which have been released as videos. The Company's channelone.com online network and its teachworld.com provide supplemental information to students and educators.

    CHANNEL ONE NEWS has no direct competition in the schools but does compete for advertising dollars with other media aimed at teenagers. The Company's primary competitive advantages are its prize winning programming and total audience reach. In early 2000, CHANNEL ONE NEWS entered into an agreement with CBS to expand its audience beyond the classroom. CHANNEL ONE NEWS will be the contributor of segments on teen issues for the CBS morning program, "The Early Show."

    Films for the Humanities and Sciences ("Films") is the exclusive distributor of approximately 2,000 owned and 7,000 licensed educational videos, videodiscs, CD-ROMs and related products. These products are sold primarily by direct mail to teachers, instructors and librarians serving primarily grades 8 to 12 and college markets. Films is the largest distributor of such products to colleges and high schools and competes on the basis of quality and breadth of the subject matter. In 1999, it acquired Meridian Education Corporation, adding an additional 550 videos and CD-ROMs.

    During 1999, the Company sold its supplemental education group ("SEG") which includes PRIMEDIA Reference, WEEKLY READER and American Guidance Service for $395 million in cash and retained a 5.1% interest in the group.

    PRIMEDIA Workplace Learning is a leading provider of high quality accreditation-oriented vocational networks, largely via satellite and increasingly over the Internet. It is a leader in such markets as automotive (AUTOMOTIVE SATELLITE TELEVISION NETWORK), industrial (INDUSTRIAL TRAINING SYSTEMS), healthcare (HEALTH AND SCIENCES TELEVISION NETWORK), government (LAW ENFORCEMENT TRAINING NETWORK) and banking (BANKERS TRAINING AND CONSULTING COMPANY). Its library includes over 100,000 tapes, representing nearly 13,000 hours of programming.

    During 1999, the Company closed five unprofitable product lines and recorded a $22 million related non-recurring charge. Later in 1999, concurrent with its annual planning process, the Company determined that the estimated future undiscounted cash flows of PRIMEDIA Workplace Learning were not sufficient to cover its carrying value. Accordingly, the Company recorded an impairment charge of approximately $261.5 million to write down its long-lived assets to the estimated fair value.

PRODUCTION AND FULFILLMENT

    Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services can be purchased at good prices. The Company provides most of the content for its electronically delivered products but outsources technology and production.

    The principal raw material used in the Company's products is paper. The Company has paper supply contracts. The Company believes that even if at some point in the future paper is in limited supply, its existing arrangements, providing for the supply of paper, will be adequate. In 1999, 63% and 28% of the Company's paper purchases were supplied through Lindenmeyr Central and Graphic Communications, respectively.

    Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printer. Other products are sent from warehouses and other facilities operated by the Company.

    In 1999, in order to maximize efficiencies and capitalize on economies of scale, the Company entered into a sourcing initiative to evaluate suppliers and purchasing patterns on a company-wide basis.

COMPANY ORGANIZATION

    PRIMEDIA was incorporated on November 22, 1991 in the State of Delaware. The principal executive office of the Company is located at 745 Fifth Avenue, New York, New York 10151, telephone number (212) 745-0100. Its domain name is "Primedia.com".

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of PRIMEDIA:

NAME                                          AGE                     POSITION(S)
----                                        --------   ------------------------------------------
Thomas S. Rogers..........................     45      Chairman of the Board and Chief Executive
                                                         Officer and Director
Charles G. McCurdy........................     44      President and Director
Beverly C. Chell..........................     57      Vice Chairman, General Counsel, Secretary
                                                         and Director
Lawrence R. Rutkowski.....................     41      Executive Vice President and Chief
                                                       Financial Officer
David G. Ferm.............................     52      Executive Vice President and President,
                                                         Business-to-Business Group
Michaelanne C. Discepolo..................     47      Senior Vice President, Human Resources
Douglas B. Smith..........................     39      Senior Vice President and Treasurer
Robert J. Sforzo..........................     52      Senior Vice President and Controller

    Mr. Rogers is Chairman of the Board, Chief Executive Officer and a Director of PRIMEDIA. Mr. Rogers joined the Company in October 1999 and before that served as President of NBC Cable since 1988 and Executive Vice President of NBC since 1992.

    Mr. McCurdy is President and a Director of PRIMEDIA.

    Ms. Chell is Vice Chairman, General Counsel, Secretary and a Director of PRIMEDIA.

    Mr. Rutkowski has been Executive Vice President and Chief Financial Officer of PRIMEDIA since January 2000. Before joining the Company, Mr. Rutkowski was Senior Vice President and Chief Financial Officer of Business Development and Strategic Planning for NBC since 1999, and was Vice President, Corporate Finance and Controller at NBC since 1993.

    Mr. Ferm has been Executive Vice President and President of the PRIMEDIA Business-to-Business Group since February 2000. Before joining the Company, Mr. Ferm was President of McGraw Hill's Business Week Group since 1999, and was publisher of BUSINESS WEEK since 1993.

    Ms. Discepolo, a Senior Vice President, Human Resources of PRIMEDIA since December 1999, was previously Vice President, Human Resources.

    Mr. Smith, a Senior Vice President of PRIMEDIA since December 1999, has been a Vice President of PRIMEDIA since May 1997 and Treasurer of PRIMEDIA since August 1993.

    Mr. Sforzo, a Senior Vice President of PRIMEDIA since December 1999, has been a Vice President and Controller of PRIMEDIA since October 1998. Prior to that time, he was the Vice President of Internal Audit starting in June 1997. From September 1994 to June 1997, he was the Executive Vice President and Chief Financial Officer of The Katharine Gibbs Schools, Inc.

    The business address of the above executive officers of the Company is the address of the principal executive office of PRIMEDIA.

EMPLOYEES

    As of December 31, 1999, the Company had approximately 6,700 full and part-time employees, of whom none were union members. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

    The Company's principal leased properties used by the specialty magazines segment are located in California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan,

Minnesota, Mississippi, New York, Pennsylvania, Texas, Vermont and Virginia; used by the information segment are located in Arizona, California, Florida, Georgia, Illinois, Maryland, New Jersey, New York, Pennsylvania, Texas and Virginia; and used by the education segment are located in California, Georgia, Indiana, Missouri, New Jersey, New York, Tennessee, Texas and West Virginia. Property is owned by the Company and used in the specialty magazines segment in California, Illinois, Indiana and Mississippi, in the information segment in New Jersey and in the education segment in West Virginia. The Company's only production facilities are small printing operations for Films, broadcast production facilities for PRIMEDIA Workplace Learning and Channel One and video duplicating facilities for PRIMEDIA Workplace Learning and Films. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 1999, to which the Company is or was a party other than ordinary routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    PRIMEDIA Common Stock is listed on the New York Stock Exchange, under Ticker Symbol "PRM". As of February 29, 2000, there were 235 holders of record of PRIMEDIA Common Stock. The Company has not and has no present intention to pay dividends on its Common Stock. High, low and closing sales prices for 1999 and 1998 were as follows:

                                                                1999 SALES PRICE
                                                  ---------------------------------------------
QUARTER ENDED                                         HIGH             LOW            CLOSE
-------------                                     -------------   -------------   -------------
March 31........................................  $14             $11 5/8         $14
June 30.........................................  $17 3/4         $13 9/16        $16 15/16
September 30....................................  $17 3/16        $11             $14
December 31.....................................  $16 1/2         $10 7/8         $16 1/2

                                                                1998 SALES PRICE
                                                  ---------------------------------------------
QUARTER ENDED                                         HIGH             LOW            CLOSE
-------------                                     -------------   -------------   -------------
March 31.                                         $14 7/8         $11 13/16       $14 11/16
June 30.........................................  $15             $12 13/16       $13 9/16
September 30....................................  $13 13/16       $ 9 1/4         $10 7/8
December 31.....................................  $11 15/16       $ 9 5/8         $11 7/8

    The closing stock price increased by 39% from December 31, 1998 to December 31, 1999. From January 1, 2000 through March 23, 2000, the high price for the stock was $28, the low price was $15.50 and the closing price on March 23, 2000 was $27 7/16.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data were derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included herein.

                         PRIMEDIA INC. AND SUBSIDIARIES

                                                                           YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                        1999          1998           1997           1996           1995
                                                    ------------   -----------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Sales, net.......................................   $  1,716,102   $ 1,573,573   $  1,487,595   $  1,374,449   $  1,046,329
Depreciation.....................................         47,653        42,214         37,334         38,233         25,761
Amortization.....................................        176,361       176,755        146,831        152,469        166,515
Other (income) charges(1)........................         62,208        (7,216)       138,640             --         50,114
Operating income (loss)(2).......................         54,332       118,157        (20,793)        85,901        (26,275)
Interest expense.................................        164,909       144,442        136,625        124,601        105,837
Income tax benefit (expense)(3)..................         (6,500)           --          1,685         53,300         59,600
Income (loss) before extraordinary charge........       (120,113)      (37,736)      (157,439)        17,597        (75,435)
Extraordinary charge-extinguishment of debt(4)...             --            --        (15,401)        (9,553)            --
Net income (loss)(2).............................       (120,113)      (37,736)      (172,840)         8,044        (75,435)
Preferred stock dividends(5).....................         53,062        63,285         65,073         43,526         28,978
Loss applicable to common shareholders...........       (173,175)     (101,021)      (237,913)       (35,482)      (104,413)
Basic and diluted loss applicable to common
  shareholders per common share(2)(6):
  Loss before extraordinary charge...............   $      (1.19)  $      (.71)  $      (1.72)  $       (.20)  $       (.92)
                                                    ============   ===========   ============   ============   ============
  Net loss.......................................   $      (1.19)  $      (.71)  $      (1.84)  $       (.27)  $       (.92)
                                                    ============   ===========   ============   ============   ============
Basic and diluted common shares outstanding......    145,418,441   142,529,024    129,304,900    128,781,518    113,218,711

OTHER DATA:

EBITDA(7)........................................   $    340,554   $   329,910   $    302,012   $    276,603   $    216,115

Additions to property, equipment and other,
  net............................................         69,488        55,238         31,108         28,790         23,414
Net cash provided by operating activities........        107,298       140,804        125,360        150,192         64,062
Net cash provided by (used in) investing
  activities.....................................        186,081      (609,621)      (185,725)      (721,709)      (318,712)
Net cash provided by (used in) financing
  activities.....................................       (289,256)      470,377         46,688        580,946        263,644

                                                                                AT DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                        1999          1998           1997           1996           1995
                                                    ------------   -----------   ------------   ------------   ------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................   $     28,661   $    24,538   $     22,978   $     36,655   $     27,226
Working capital(8)...............................       (200,458)     (234,045)      (146,245)       (44,705)       (56,560)
Intangible assets, gross.........................      3,024,955     3,171,598      2,508,650      2,649,805      1,996,564
    Less: accumulated amortization...............      1,189,599       914,854        736,597        896,824        762,393
                                                    ------------   -----------   ------------   ------------   ------------
Intangible assets, net...........................      1,835,356     2,256,744      1,772,053      1,752,981      1,234,171
Total assets.....................................      2,714,552     3,041,074      2,485,990      2,552,215      1,881,416
Long-term debt(9)................................      1,732,896     1,956,997      1,682,224      1,577,469      1,146,697
Exchangeable preferred stock.....................        559,689       557,841        470,280        442,729        231,606
                                                    ------------   -----------   ------------   ------------   ------------
Shareholders' equity (deficiency):
    Common stock.................................   $      1,483   $     1,470   $      1,298   $      1,283   $      1,259
    Additional paid-in capital...................        986,649       979,720        780,191        772,642        748,194
    Accumulated deficit..........................     (1,203,207)   (1,030,032)      (929,011)      (691,098)      (655,616)
    Accumulated other comprehensive income
      (loss).....................................         87,364        (1,720)        (1,543)        (1,270)        (1,275)
    Unearned stock grant compensation............        (15,250)           --             --             --             --
    Common stock in treasury, at cost............         (1,277)      (33,141)       (13,158)            --             --
                                                    ------------   -----------   ------------   ------------   ------------
Total shareholders' equity (deficiency)..........   $   (144,238)  $   (83,703)  $   (162,223)  $     81,557   $     92,562
                                                    ============   ===========   ============   ============   ============

                       (See notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1) Represents (gain) loss on the sales of businesses and other, net in 1999, 1998, 1997, and 1995, provisions for the impairment of long-lived assets and product-line closures in 1999 and an other non-recurring provision in 1995.

(2) The adoption of a change in method of accounting for internal use software costs effective January 1, 1998, resulted in an increase in operating income, an equal decrease in net loss and a decrease in basic and diluted loss per common share of approximately $9,000 ($.06 per share) and $12,450 ($.09 per share) for the years ended December 31, 1999 and December 31, 1998, respectively.

(3) At December 31, 1999, 1998 and 1997, the Company's management determined that no adjustment to net deferred income tax assets was required. In prior years, management determined that a portion of the net deferred income tax assets would likely be realized and accordingly, the Company recorded an income tax benefit of $53,300 in 1996 and $59,600 in 1995. For the year ended December 31, 1997, the Company recorded an income tax carryback claim of $1,685. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of the supplemental education group. At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $752,500 which will be available to reduce future taxable income. In addition, management estimates that approximately $1,074,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

(4) Represents the write-off of unamortized deferred financing costs and the premiums paid on the redemptions of the 10 5/8% Senior Notes.

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

(7) Represents earnings before interest, taxes, depreciation, amortization and one-time (credits) and charges including an impairment provision for long-lived assets of $275,788, a provision for product-line closures of $22,000 and gain on the sales of businesses and other, net of $(235,580) in 1999, (gain) loss on the sales of businesses and other, net of $(7,216), $138,640 and $35,447 in 1998, 1997 and 1995, respectively, and a provision for non-recurring charges of $14,667 in 1995 ("EBITDA"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

(8) Includes current maturities of long-term debt and net assets held for sale, where applicable. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the expensing of certain editorial and product development costs when incurred and the recording of deferred revenue from subscriptions as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

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

    Management believes a meaningful comparison of the results of operations for 1999, 1998 and 1997 is obtained by using segment information as well as results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses (the "Non-Core Businesses"), which are either sold businesses or product discontinuances. In 1998, the Company reclassified certain product lines as Non-Core Businesses and has restated prior periods accordingly. The Non-Core Businesses include: (i) Krames Communications Incorporated ("Krames"), The Katharine Gibbs Schools, Inc. ("Katharine Gibbs"), NEW WOMAN, Intertec Mailing Services, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), STAGEBILL, Nelson Information Inc. ("Nelson"), THE DAILY RACING FORM and certain enthusiast titles which have been divested, and
(ii) the Funk and Wagnalls' products and certain enthusiast titles which have been discontinued. Management believes that this presentation is the most useful way to analyze the historical trends of its businesses. In 1998, PRIMEDIA completed its divestiture program related to the Non-Core Businesses.

    Additional selected financial data for the Company organized on the foregoing basis are presented below:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Sales, Net:
  Continuing Businesses:
      Specialty Magazines................................  $1,051,170   $  927,501   $  714,464
      Information........................................     318,922      272,819      228,145
      Education..........................................     346,010      330,790      269,246
                                                           ----------   ----------   ----------
        Subtotal.........................................   1,716,102    1,531,110    1,211,855
  Non-Core Businesses....................................          --       42,463      275,740
                                                           ----------   ----------   ----------
        Total............................................  $1,716,102   $1,573,573   $1,487,595
                                                           ==========   ==========   ==========
EBITDA(1):
  Continuing Businesses:
      Specialty Magazines................................  $  203,211   $  187,104   $  159,462
      Information........................................      72,647       73,969       63,642
      Education..........................................      99,682       90,400       81,833
      Corporate..........................................     (34,986)     (28,324)     (25,545)
                                                           ----------   ----------   ----------
        Subtotal.........................................     340,554      323,149      279,392
  Non-Core Businesses....................................          --        6,761       22,620
                                                           ----------   ----------   ----------
        Total............................................  $  340,554   $  329,910   $  302,012
                                                           ==========   ==========   ==========

                                                   (CONTINUED ON FOLLOWING PAGE)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Depreciation, Amortization and Other Charges(2):
  Continuing Businesses:
      Specialty Magazines................................  $  116,056   $   94,152   $   66,407
      Information........................................      48,863       30,339       33,971
      Education..........................................     125,418      105,542       71,702
      Corporate..........................................      (4,115)       1,284           99
                                                           ----------   ----------   ----------
        Subtotal.........................................     286,222      231,317      172,179
  Non-Core Businesses....................................          --      (19,564)     150,626
                                                           ----------   ----------   ----------
        Total............................................  $  286,222   $  211,753   $  322,805
                                                           ==========   ==========   ==========

Operating Income (Loss):
  Continuing Businesses:
      Specialty Magazines................................  $   87,155   $   92,952   $   93,055
      Information........................................      23,784       43,630       29,671
      Education..........................................     (25,736)     (15,142)      10,131
      Corporate..........................................     (30,871)     (29,608)     (25,644)
                                                           ----------   ----------   ----------
        Subtotal.........................................      54,332       91,832      107,213
  Non-Core Businesses....................................          --       26,325     (128,006)
                                                           ----------   ----------   ----------
        Total............................................      54,332      118,157      (20,793)
Other Income (Expense):
  Interest expense.......................................    (164,909)    (144,442)    (136,625)
  Amortization of deferred financing costs...............      (3,286)      (3,046)      (3,071)
  Other, net.............................................         250       (8,405)       1,365
                                                           ----------   ----------   ----------
Loss before income tax benefit (expense) and
  extraordinary charge...................................    (113,613)     (37,736)    (159,124)
Income tax benefit (expense).............................      (6,500)          --        1,685
                                                           ----------   ----------   ----------
Loss before extraordinary charge.........................    (120,113)     (37,736)    (157,439)
Extraordinary charge--extinguishment of debt.............          --           --      (15,401)
                                                           ----------   ----------   ----------
Net loss.................................................  $ (120,113)  $  (37,736)  $ (172,840)
                                                           ==========   ==========   ==========

------------------------
(1) Represents earnings before interest, taxes, depreciation, amortization and one-time (credits) and charges including an impairment provision for long-lived assets of $275,788, a provision for product-line closures of $22,000 and gain on the sales of businesses and other, net of $(235,580) in 1999, and (gain) loss on the sales of businesses and other, net of $(7,216) and $138,640 in 1998 and 1997, respectively ("EBITDA"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

(2) Other charges include (gain) loss on the sales of businesses and other, net in 1999, 1998 and 1997, and provision for the impairment of long-lived assets and product-line closures in 1999.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 12.1% to $1,716,102 in 1999 from $1,531,110 in 1998, due to sales increases in all segments. Total sales increased 9.1% to $1,716,102 from $1,573,573 in 1998.

    EBITDA from Continuing Businesses increased 5.4% to $340,554 in 1999 from $323,149 in 1998 due to growth in the specialty magazines and education segments. Pro forma EBITDA from traditional media operations excluding the results of the Non-Core Businesses of $6,761 in 1998, pro forma new media spending of $32,830 and $9,523 in 1999 and 1998, respectively, certain non-recurring charges relating to the change of senior management of $6,100 in 1999 and results of the recently divested supplemental education group of $37,606 and $25,948 in 1999 and 1998, respectively, increased 11.5% to $341,878 in 1999. Total EBITDA increased $10,644 or 3.2% to $340,554 in 1999 from $329,910 in 1998.

    Operating income from Continuing Businesses decreased 40.8% to $54,332 in 1999 compared to $91,832 in 1998. This decrease was primarily due to the provision for the impairment of long-lived assets of $275,788 and the provision for product-line closures of $22,000 at PRIMEDIA Workplace Learning partially offset by a gain on the sale of the supplemental education group of $227,710 and by growth in EBITDA. Total operating income decreased 54.0% to $54,332 in 1999 compared to $118,157 in 1998.

    Interest expense increased by $20,467 or 14.2% in 1999 compared to 1998. This increase is due to increased borrowings outstanding for most of the year to fund acquisitions made during 1999 and 1998. Approximately $350,000 of the proceeds from the sale of the supplemental education group were used to repay borrowings under the Company's bank credit facilities.

    The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1999 and 1998. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of the supplemental education group.

SPECIALTY MAGAZINES:

    Sales from Continuing Businesses increased 13.3% to $1,051,170 in 1999 from $927,501 in 1998, due primarily to approximately $103,000 from acquisitions, such as PRIMEDIA Enthusiast Publications ("PEP", formerly known as Cowles Enthusiast Media), the Youth Entertainment Group and several business-to-business titles and trade shows. The Company's consumer titles such as SEVENTEEN, MODERN BRIDE, AMERICAN BABY and CHICAGO generally benefited from a positive advertising environment during 1999.

    EBITDA from Continuing Businesses increased 8.6% to $203,211 in 1999 from $187,104 in 1998. The EBITDA margin for Continuing Businesses decreased to 19.3% in 1999 from 20.2% in 1998. The decrease in the margin is reflective of increased spending on Internet site development, weakness in certain business-to-business publications, and increased circulation costs at SEVENTEEN and the soap opera titles.

    Operating income from Continuing Businesses decreased 6.2% to $87,155 in 1999 compared to $92,952 in 1998. The EBITDA growth during the 1999 period was more than offset by increased amortization and depreciation arising from acquisitions.

INFORMATION:

    Sales from Continuing Businesses increased 16.9% to $318,922 in 1999 from $272,819 in 1998, due primarily to approximately $25,000 of apartment guides advertising revenue and distribution revenue growth as well as acquisitions.

    EBITDA from Continuing Businesses decreased 1.8% to $72,647 in 1999 from $73,969 in 1998. The EBITDA margin for Continuing Businesses decreased to 22.8% in 1999 from 27.1% in 1998. The decrease in the margin is reflective of increased Internet investment in 1999.

    Operating income from Continuing Businesses decreased by 45.5% to $23,784 in 1999 compared to $43,630 in 1998. The decrease was primarily due to a $14,333 long-lived asset impairment charge, the decline in EBITDA and an increase in depreciation expense.

EDUCATION:

    Sales from Continuing Businesses increased 4.6% to $346,010 in 1999 from $330,790 in 1998, primarily attributable to approximately $19,000 from the acquisition of American Guidance Service in 1998. This increase was partially offset by lower sales at PRIMEDIA Workplace Learning where unprofitable product lines were closed.

    EBITDA from Continuing Businesses increased 10.3% to $99,682 in 1999 from $90,400 in 1998. The EBITDA margin increased to 28.8% in 1999 from 27.3% in 1998. The increase in the margin reflects the positive results of the refocusing effort at PRIMEDIA Workplace Learning and certain non-recurring integration costs at American Guidance Service which were incurred in 1998, offset by increased product development costs at QWIZ and Pictorial.

    Operating loss from Continuing Businesses increased 70.0% to $25,736 in 1999 from $15,142 in 1998. This change was due primarily to the provision for impairment of long-lived assets of $261,455 and the provision for product line closures of $22,000 at PRIMEDIA Workplace Learning during 1999. These provisions were partially offset by a gain on the sale of the supplemental education group of $227,710, by a decrease in amortization expense due to the sale of the supplemental education group, and by growth in EBITDA.

CORPORATE:

    Corporate expenses increased to $34,986 in 1999 from $28,324 in 1998, primarily due to approximately $6,100 of incremental overhead items related to the change of senior management. Corporate operating loss increased to $30,871 in 1999 from $29,608 in 1998 primarily due to the increase in corporate overhead partially offset by a $6,178 realized gain on the sale of a PRIMEDIA Ventures investment.

INTERNET OPERATIONS:

    The following presents actual Internet results adjusted to present these Internet operations as if they were conducted as stand-alone businesses. Pro forma adjustments include the allocation of bundled revenues and various intercompany expenses.

    The Company applied standard Internet industry ranges and methodologies to its historical operating results to calculate pro forma results related to the following on-line transactions: sales of print products, third-party commerce, proprietary product sales, subscriptions, display and classified advertisements and pay-per-use services.

    In June 1999, intercompany agreements were put in place and the methodology utilized in the previous 18 months was consistent with and incorporated into these agreements. The following pro forma information was prepared as if these intercompany agreements were in place effective January 1, 1998.

    The Company believes the accounting used for the pro forma adjustments provides a reasonable basis on which to present the pro forma results. The pro forma adjustments relate to the year ended December 31, 1998 and the period January 1, 1999 through June 30, 1999. The pro forma Internet information is provided for informational purposes only, should not be construed to be indicative of the historical results had these Internet businesses been operated as stand-alone operations and is not intended to project future results of operations of the Internet businesses.

                                                                 YEAR ENDED DECEMBER 31, 1999
                                                              ----------------------------------
                                                                          PRO FORMA
                                                               ACTUAL    ADJUSTMENTS   PRO FORMA
                                                              --------   -----------   ---------
INTERNET REVENUES:
  Specialty Magazines.......................................  $  3,374   $    --       $  3,374
  Information...............................................    13,838     5,116(1)      18,954
  Education.................................................     1,725        --          1,725
                                                              --------   -------       --------
      Total.................................................  $ 18,937   $ 5,116       $ 24,053
                                                              ========   =======       ========

INTERNET EBITDA LOSS:
  Specialty Magazines.......................................  $(10,395)  $  (475)(2)   $(10,870)
  Information...............................................   (12,193)   (1,431)(2)    (13,624)
  Education.................................................    (4,856)   (2,068)(2)     (6,924)
  Corporate.................................................    (1,126)     (286)(2)     (1,412)
                                                              --------   -------       --------
      Total.................................................  $(28,570)  $(4,260)      $(32,830)
                                                              ========   =======       ========

                                                                 YEAR ENDED DECEMBER 31, 1998
                                                              ----------------------------------
                                                                          PRO FORMA
                                                               ACTUAL    ADJUSTMENTS   PRO FORMA
                                                              --------   -----------   ---------
INTERNET REVENUES:
  Specialty Magazines.......................................  $ 1,575      $    --      $ 1,575
  Information...............................................    3,581        4,627(1)     8,208
  Education.................................................      840           --          840
                                                              -------      -------      -------
      Total.................................................  $ 5,996      $ 4,627      $10,623
                                                              =======      =======      =======

INTERNET EBITDA LOSS:
  Specialty Magazines.......................................  $(1,577)     $  (668)(2)  $(2,245)
  Information...............................................     (287)      (1,507)(2)   (1,794)
  Education.................................................     (968)      (3,407)(2)   (4,375)
  Corporate.................................................     (575)        (534)(2)   (1,109)
                                                              -------      -------      -------
      Total.................................................  $(3,407)     $(6,116)     $(9,523)
                                                              =======      =======      =======

------------------------

(1) Represents the intercompany allocation of the on-line portion of bundled classified ad sales related to the apartment guides.

(2) Represents intercompany commissions charged by the traditional media businesses to the Internet businesses primarily for on-line advertising and subscriptions, intercompany advertising expense as well as general overhead allocations.

1998 COMPARED TO 1997

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 26.3% to $1,531,110 in 1998 from $1,211,855 in 1997, due to sales increases in all segments. Total sales, including the Non-Core Businesses, increased by 5.8% in 1998 as compared to the same period in 1997.

    Consolidated EBITDA from Continuing Businesses increased by 15.7% to $323,149 in 1998 from $279,392 in 1997 mainly as a result of acquisitions in all segments and sales growth attributable to existing operations in the specialty magazines and information segments. The sales increases were partially offset by increased paper costs, the satellite failure at Channel One as well as reduced margins at SOAP OPERA DIGEST due to the change from a bi-weekly to a weekly publication.

    Operating income from Continuing Businesses decreased 14.3% to $91,832 during 1998 from $107,213 during the same period in 1997. This decrease was attributable to certain management reorganization costs and the EXEN shutdown provision. In addition, amortization expense increased due to the write-off of EXEN's goodwill and other intangible assets as well as acquisitions. Total operating income (loss) as reported, including the Non-Core Businesses, increased to $118,157 in 1998 from $(20,793) during the same period in 1997. The change is primarily due to the $138,640 provision for loss on the sale of certain Non-Core Businesses recorded during the third quarter of 1997.

    Interest expense increased by 5.7% during 1998 as compared to 1997. Additional interest from increased borrowings to fund acquisitions during the period was partially mitigated by interest savings associated with the 1998 offerings.

    Other expense, net in 1998 primarily represents a final legal settlement relating to the acquisition of McMullen & Yee.

    The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1998 and 1997.

SPECIALTY MAGAZINES:

    Sales from Continuing Businesses increased 29.8% to $927,501 in 1998 from $714,464 in 1997, primarily due to approximately $185,700 from acquisitions as well as advertising and circulation growth at various specialty consumer and business-to-business magazines, particularly SEVENTEEN.

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

    Operating income from Continuing Businesses decreased $103 to $92,952 in 1998 from $93,055 in 1997, due to increased goodwill and other intangible amortization expense resulting from acquisitions as well as certain management reorganization costs.

    Results from Continuing Businesses exclude NEW WOMAN, STAGEBILL, Intertec Mailing Services and certain enthusiast titles recently sold or discontinued.

INFORMATION:

    Sales from Continuing Businesses increased 19.6% to $272,819 in 1998 from $228,145 in 1997. This increase is primarily attributable to approximately $22,500 of advertising and distribution revenue growth at the apartment and new homes guides, as well as strong growth at Bacon's and acquisitions, offset by a one-time telemarketing write-off at PRIMEDIA Information.

    EBITDA from Continuing Businesses in the information segment increased 16.2% to $73,969 due to sales growth at Haas and Bacon's as well as acquisitions.

    Operating income from Continuing Businesses increased 47.0% to $43,630 in 1998 from $29,671 in 1997, due largely to the growth in EBITDA.

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

    Operating income (loss) from Continuing Businesses decreased to $(15,142) in 1998 from $10,131 in 1997, due to the EXEN shutdown provision, including the write-off of goodwill and other intangible assets and certain management reorganization costs.

    Results from Continuing Businesses exclude Krames, Katharine Gibbs, Newbridge (excluding Films for the Humanities and Sciences) and the Funk and Wagnalls' products.

CORPORATE:

    Corporate expenses increased to $28,324 in 1998 from $25,545 in 1997 and Corporate operating loss increased to $29,608 in 1998 from $25,644 in 1997, largely attributable to an increase in corporate headcount which was reflective of the growth of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated working capital, which includes current maturities of long-term debt, was $(200,458) at December 31, 1999 compared to $(234,045) at December 31, 1998. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the expensing of certain editorial and product development costs when incurred and the recording of deferred revenue from subscriptions as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

1999 COMPARED TO 1998

    Net cash provided by operating activities, as reported, during 1999, after interest payments of $164,956, decreased 23.8% to $107,298 as compared to $140,804 during the same 1998 period, primarily due to higher interest payments and increased cash used by operating assets and liabilities reflecting the sale of SEG during its peak cash generating period. Net capital expenditures increased 25.8% to $69,488 during 1999 compared to $55,238 during 1998 due primarily to increased spending on new office space and computer systems, approximately $5,000 of which related to addressing the year 2000 problem. Net cash provided by (used in) investing activities during 1999 was $186,081 compared to $(609,621) during 1998 due to lower level of acquisition spending in 1999 and the proceeds received from the sale of SEG. Net cash provided by (used in) financing activities during 1999 was $(289,256) compared to $470,377 during 1998. The change was primarily attributable to greater paydowns of borrowings under the Company's credit facilities in 1999 associated with the use of proceeds received from the sale of SEG. In addition, there were higher borrowings in 1998 to fund greater acquisition spending.

1998 COMPARED TO 1997

    Net cash provided by operating activities, as reported, during 1998, after interest payments of $139,623, was $140,804, an increase of 12.3% over 1997, due primarily to EBITDA growth. Net cash used in investing activities, as reported, increased in 1998 primarily attributable to increased spending on acquisitions. Payments for acquisitions of $609,602 were made in 1998 as compared to $326,192 in 1997. Net capital expenditures increased by $24,130 or 77.6% to $55,238 in 1998 from 1997 primarily due to increased capitalized software expenditures, approximately $8,000 of which related to addressing the year 2000 problem. Net cash provided by financing activities, as reported, increased $423,689 to $470,377 in 1998 as compared to $46,688 in 1997. The increase was primarily attributable to increased borrowings associated with acquisitions.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1999, the Company had NOLs of approximately $752,500 which will be available to reduce future taxable income. In addition, management estimates that approximately $1,074,000 of unamortized goodwill and other intangible assets will be available as deductions from any future taxable income.

FINANCING ARRANGEMENTS

    On March 11, 1999, the Company completed an amendment to and restatement of its existing credit facility with the Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "Amended Credit Facility").

    Under the terms of the Amended Credit Facility, the Company entered into a new 364-day bank revolving credit facility for $150,000, which expired on December 30, 1999, and borrowed $250,000 under a B Term Loan ("Term Loan B"). The amount borrowed under Term Loan B bears interest at LIBOR plus 2.75% with a step-down based on reduced leverage levels. The principal amount of Term Loan B will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004.

    On December 30, 1999, the Company completed a Second Amendment to the Amended Credit Facility ("the Second Amendment"). The Second Amendment increased the Company's flexibility to make investments, and delayed the tightening of financial covenants for one year.

    As of December 31, 1999, the Company had commitments under its Amended Credit Facility of $1,560,000 and borrowings outstanding under the Amended Credit Facility of $1,050,525. As of December 31, 1999, the amounts borrowed under the Amended Credit Facility bore interest at a weighted average variable interest rate of 8.34%. Also, at December 31, 1999, the Company had outstanding $100,000 of 10 1/4% Senior Notes, $300,000 of 8 1/2% Senior Notes, $250,000 of
7 5/8% Senior Notes, 2,000,000 shares of $10.00 Series D Exchangeable Preferred Stock, 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock and 2,500,000 shares of $8.625 Series H Exchangeable Preferred Stock.

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock in excess of $25,000 in any given year. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned restricted subsidiaries of the Company. Such guarantees are full, unconditional and joint and several.

    In June 1999, the Company created certain unrestricted subsidiaries to hold substantially all of its Internet assets and businesses. These entities were created to enhance the Company's ability to effectively manage its Internet operations, properly incentivize Internet management and allow for the creation of separate capital structures in the future. The Company's unrestricted and foreign subsidiaries are not guarantors of the above indebtedness. The consolidating condensed financial statements of the Company depicting separately its domestic subsidiaries, foreign subsidiaries and unrestricted subsidiaries are presented in Note 23 of the notes to the consolidated financial statements.

    The aggregate mandatory reductions of the commitments under the Amended Credit Facility are $180,000 per year in 2000 through 2003 with a final reduction of $90,000 in 2004. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Term loan payments under the Amended Credit Facility are $102,500 per year in 2000 through 2003 with a final payment of $340,000 in 2004. The
10 1/4% Senior Notes mature in June 2004, the 8 1/2% Senior Notes mature in February 2006, and the 7 5/8% Senior Notes mature in April 2008. The per annum principal and interest payments relating to an acquisition obligation are scheduled to be $19,167 and $8,833 to be made in semi-annual installments in 2000 and 2001, respectively. The Company's aggregate lease obligations for 2000, 2001 and 2002 are expected to be approximately $42,000, $36,000 and $30,000, respectively. The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's balance sheet. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133," which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

IMPACT OF INFLATION

    The impact of inflation was immaterial during 1999, 1998 and 1997. Paper prices declined through the first six months of 1997. Moderate paper price increases occurred in July 1997 and in January 1998 for most of the grades of paper used by the Company. Paper prices began to decline in October 1998, have continued that trend through the third quarter of 1999 and increased 7% in the fourth quarter of 1999. During 1999, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increased approximately 4% in January 1999. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of the effects of inflation.

IMPACT OF YEAR 2000

    In late 1999, the Company completed its remediation and testing of systems. The Company expended approximately $5,000 during 1999 for a total of $13,000 in connection with remediating its systems. These costs were attributable to the ongoing system improvements of the Company and addressed the year 2000 problem at the same time. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly. Although the Company believes it has taken appropriate steps to address the year 2000 problem, there is no guarantee that the Company's efforts will prevent an unanticipated event, which may have a material adverse impact on the results of operations and financial condition.

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

    The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps at December 31, 1999 and 1998. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and projected weighted average interest rates by contractual maturity dates. For variable rate instruments, we have indicated the applicable floating rate index.

AT DECEMBER 31, 1999

                                                                                                                      FAIR VALUE
                                     2000       2001        2002        2003       2004     THEREAFTER     TOTAL      AT 12/31/99
                                   --------   --------   ----------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt..............  $ 17,561   $  8,551    $     --    $     --   $100,000    $550,000    $  676,112   $  659,617
    Average Interest Rate........     8.49%      8.43%       8.43%       8.43%      8.10%       8.10%         8.61%

    Variable Rate Debt...........  $     --   $ 55,525    $282,500    $282,500   $430,000    $     --    $1,050,525   $1,050,525
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread.....     7.83%      7.87%       7.92%       7.96%      7.78%          --         7.87%

                                                        FAIR VALUE
                                    2000       2001     AT 12/31/99
                                  --------   --------   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive
    Variable--Notional Amount...  $600,000   $200,000    $  1,563
  Average pay rate..............     6.33%      6.30%
  Average receive rate--Forward
    LIBOR Curve.................     6.58%      6.99%

AT DECEMBER 31, 1998

                                                                                                                      FAIR VALUE
                                   1999       2000        2001         2002        2003     THEREAFTER     TOTAL      AT 12/31/98
                                 --------   --------   ----------   ----------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt............  $ 18,002   $ 17,561    $  8,616     $     --    $     --    $650,000    $  694,179   $  704,679
    Average Interest Rate......     8.61%      8.49%       8.43%        8.43%       8.43%       7.51%         7.90%

    Variable Rate Debt.........  $     --   $228,236    $280,000     $280,000    $280,000    $190,000    $1,258,236   $1,258,236
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread...     6.71%      6.76%       6.86%        6.89%       7.01%       7.24%         6.84%

                                                                   FAIR VALUE
                                  1999       2000        2001      AT 12/31/98
                                --------   --------   ----------   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive
    Variable--Notional
    Amount....................  $600,000   $600,000    $200,000     $ 18,519
  Average pay rate............     6.33%      6.33%       6.30%
  Average receive
    rate--Forward LIBOR
    Curve.....................     5.21%      5.63%       5.98%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

PRIMEDIA INC. AND SUBSIDIARIES

  Report of Independent Auditors--Deloitte & Touche LLP.....   22

  Statements of Consolidated Operations for the Years Ended
    December 31, 1999, 1998 and
    1997....................................................   23

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................   24

  Statements of Consolidated Cash Flows for the Years Ended
    December 31, 1999, 1998 and
    1997....................................................   25

  Statements of Shareholders' Equity (Deficiency) for the
    Years Ended December 31, 1999, 1998 and 1997............   26

  Notes to Consolidated Financial Statements for the Years
    Ended December 31, 1999, 1998 and 1997..................   28

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related statements of consolidated operations, shareholders' equity (deficiency), and consolidated cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for internal use computer software costs to conform with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" of the American Institute of Certified Public Accountants in 1998.

DELOITTE & TOUCHE LLP
New York, New York
February 2, 2000

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                NOTES         1999           1998           1997
                                                              ----------  ------------   ------------   ------------
Sales, net..................................................      22      $  1,716,102   $  1,573,573   $  1,487,595

Operating costs and expenses:
  Cost of goods sold........................................                   392,105        367,466        341,879
  Marketing and selling.....................................                   315,380        280,323        271,351
  Distribution, circulation and fulfillment.................                   297,372        260,428        262,151
  Editorial.................................................                   145,957        145,235        120,952
  Other general expenses....................................                   189,748        161,887        163,705
  Corporate administrative expenses.........................      20            34,986         28,324         25,545
  Depreciation of property and equipment....................    7, 22           47,653         42,214         37,334
  Amortization of intangible assets, excess of purchase
    price over net assets acquired and other................     4, 8          176,361        176,755        146,831
  (Gain) loss on the sales of businesses and other, net.....    4, 18         (235,580)        (7,216)       138,640
  Provision for the impairment of long-lived assets.........      8            275,788             --             --
  Provision for product-line closures.......................      4             22,000             --             --
                                                                          ------------   ------------   ------------

Operating income (loss).....................................                    54,332        118,157        (20,793)
Other income (expense):
  Interest expense..........................................                  (164,909)      (144,442)      (136,625)
  Amortization of deferred financing costs..................      9             (3,286)        (3,046)        (3,071)
  Other, net................................................                       250         (8,405)         1,365
                                                                          ------------   ------------   ------------
Loss before income tax benefit (expense) and extraordinary
  charge....................................................                  (113,613)       (37,736)      (159,124)
Income tax benefit (expense)................................      12            (6,500)            --          1,685
                                                                          ------------   ------------   ------------
Loss before extraordinary charge............................                  (120,113)       (37,736)      (157,439)
Extraordinary charge--extinguishment of debt................      11                --             --        (15,401)
                                                                          ------------   ------------   ------------
Net loss....................................................                  (120,113)       (37,736)      (172,840)

Preferred stock dividends:
  Cash......................................................                   (53,062)       (54,144)       (54,822)
  Non-cash dividends in kind................................                        --             --         (4,451)
  Preferred stock redemption premiums.......................                        --         (9,141)        (5,800)
                                                                          ------------   ------------   ------------
Loss applicable to common shareholders......................              $   (173,175)  $   (101,021)  $   (237,913)
                                                                          ============   ============   ============
Basic and diluted loss applicable to common shareholders per
  common share:                                                   15
  Loss before extraordinary charge..........................              $      (1.19)  $       (.71)  $      (1.72)
  Extraordinary charge......................................                        --             --           (.12)
                                                                          ------------   ------------   ------------
  Net loss..................................................              $      (1.19)  $       (.71)  $      (1.84)
                                                                          ============   ============   ============
Basic and diluted common shares outstanding.................      15       145,418,441    142,529,024    129,304,900
                                                                          ============   ============   ============

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1999          1998
                                                            NOTES     -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.............................              $    28,661   $    24,538
  Accounts receivable, net..............................      5           235,565       247,138
  Inventories, net......................................      6            32,709        41,254
  Prepaid expenses and other............................                   36,480        34,212
                                                                      -----------   -----------
      Total current assets..............................                  333,415       347,142

Property and equipment, net.............................      7           152,343       147,658
Other intangible assets, net............................      8           619,950       730,241
Excess of purchase price over net assets acquired,
  net...................................................      8         1,215,406     1,526,503
Deferred income tax asset, net..........................      12          176,200       176,200
Other non-current assets................................      9           217,238       113,330
                                                                      -----------   -----------
                                                                      $ 2,714,552   $ 3,041,074
                                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................              $   102,678   $   118,637
  Accrued interest payable..............................                   19,379        20,451
  Accrued expenses and other............................      10          217,737       220,571
  Deferred revenues.....................................                  171,339       197,131
  Current maturities of long-term debt..................      11           22,740        24,397
                                                                      -----------   -----------
      Total current liabilities.........................                  533,873       581,187
                                                                      -----------   -----------
Long-term debt..........................................    11, 23      1,732,896     1,956,997
                                                                      -----------   -----------
Other non-current liabilities...........................                   31,796        25,788
                                                                      -----------   -----------
Commitments and contingencies                                 19

Exchangeable preferred stock (aggregated liquidation and
  redemption values of $575,000 at December 31, 1999 and
  1998, respectively)...................................      13          559,689       557,841
                                                                      -----------   -----------
Common stock subject to redemption ($.01 par value,
  53,310 shares and 294,119 shares outstanding at
  December 31, 1999 and 1998, respectively).............      14              536         2,964
                                                                      -----------   -----------
Shareholders' deficiency:
  Common stock ($.01 par value, 250,000,000 shares
    authorized; 148,346,759 shares and 146,966,562
    shares issued at December 31, 1999 and 1998,
    respectively).......................................    14, 20          1,483         1,470
  Additional paid-in capital............................    14, 20        986,649       979,720
  Accumulated deficit...................................               (1,203,207)   (1,030,032)
  Accumulated other comprehensive income (loss).........      16           87,364        (1,720)
  Unearned stock grant compensation.....................      14          (15,250)      --
  Common stock in treasury, at cost (101,848 shares and
    2,752,300 shares at December 31, 1999 and 1998,
    respectively).......................................      14           (1,277)      (33,141)
                                                                      -----------   -----------
      Total shareholders' deficiency....................                 (144,238)      (83,703)
                                                                      -----------   -----------
                                                                      $ 2,714,552   $ 3,041,074
                                                                      ===========   ===========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net loss..................................................  $  (120,113)  $   (37,736)  $  (172,840)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................      227,300       222,015       187,236
    Non-cash (gain) loss on the sales of businesses and
      other, net............................................     (235,580)      (21,291)      138,640
    Provision for the impairment of long-lived assets.......      275,788            --            --
    Accretion of discount on acquisition obligation,
      distribution advance and other........................        5,474         9,264         7,343
    Extraordinary charge - extinguishment of debt...........           --            --        15,401
    Non-cash provision for product-line closures............        8,809            --            --
    Other, net..............................................          976         3,114        (1,090)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable, net................................      (24,818)       (8,601)        7,885
    Inventories, net........................................       (4,983)         (739)        8,738
    Prepaid expenses and other..............................       (9,678)         (565)      (10,433)
    Increase (decrease) in:
    Accounts payable........................................         (465)       11,245        (7,366)
    Accrued interest payable................................       (1,072)        6,829        (8,528)
    Accrued expenses and other..............................       (3,588)      (26,500)      (16,864)
    Deferred revenues.......................................      (10,859)       (4,853)      (17,377)
    Other non-current liabilities...........................          107       (11,378)       (5,385)
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............      107,298       140,804       125,360
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Additions to property, equipment and other, net...........      (69,488)      (55,238)      (31,108)
  Proceeds from sales of businesses and other...............      413,433        62,690       171,575
  Payments for businesses acquired..........................     (145,567)     (609,602)     (326,192)
  Payments for other investments............................      (12,297)       (7,471)           --
                                                              -----------   -----------   -----------
    Net cash provided by (used in) investing activities.....      186,081      (609,621)     (185,725)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Borrowings under credit agreements........................      862,789     1,014,535     1,028,049
  Repayments of borrowings under credit agreements..........   (1,070,500)     (975,900)     (694,950)
  Proceeds from issuance of 7 5/8% Senior Notes, net of
    discount................................................           --       248,562            --
  Payments of acquisition obligation........................      (21,166)      (14,333)       (6,000)
  Proceeds from issuances of common stock, net of
    redemptions.............................................        9,234       202,020         7,843
  Proceeds from issuance of Series E (exchanged into Series
    F) Preferred Stock, net of issuance costs...............           --            --       120,434
  Proceeds from issuance of Series G (exchanged into Series
    H) Preferred Stock, net of issuance costs...............           --       241,911            --
  Redemption of Series B Preferred Stock....................           --      (166,739)           --
  Redemption of Senior Preferred Stock......................           --            --      (105,800)
  Redemptions and purchases of 10 5/8% Senior Notes.........           --            --      (242,787)
  Purchases of common stock for the treasury................      (10,508)      (19,983)      (13,158)
  Dividends paid to preferred stock shareholders............      (53,062)      (53,019)      (45,305)
  Deferred financing costs paid.............................       (5,697)       (5,321)       (1,372)
  Other.....................................................         (346)       (1,356)         (266)
                                                              -----------   -----------   -----------
    Net cash provided by (used in) financing activities.....     (289,256)      470,377        46,688
                                                              -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents............        4,123         1,560       (13,677)
Cash and cash equivalents, beginning of year................       24,538        22,978        36,655
                                                              -----------   -----------   -----------
Cash and cash equivalents, end of year......................  $    28,661   $    24,538   $    22,978
                                                              ===========   ===========   ===========
SUPPLEMENTAL INFORMATION:
  Businesses acquired:
    Fair value of assets acquired...........................  $   204,111   $   741,847   $   406,382
    Less: Liabilities assumed...............................       36,044       132,245        80,190
    Less: Stock consideration for businesses acquired.......       22,500            --            --
                                                              -----------   -----------   -----------
    Cash paid for businesses acquired.......................  $   145,567   $   609,602   $   326,192
                                                              ===========   ===========   ===========
  Interest paid.............................................  $   164,956   $   139,623   $   142,421
                                                              ===========   ===========   ===========
  Non-cash investing and financing activities:
    Assets acquired under capital lease obligations.........  $     3,052   $    15,679   $    15,760
                                                              ===========   ===========   ===========
    Preferred stock dividends in kind.......................  $        --   $        --   $     4,451
                                                              ===========   ===========   ===========
    Accretion in carrying value of preferred stock..........  $     1,848   $     3,733   $     2,666
                                                              ===========   ===========   ===========
    Accretion (reduction) in carrying value of common stock
      subject to redemption.................................  $       247   $      (221)  $       755
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance at January 1, 1997.........
Comprehensive loss:
    Net loss.......................
    Other comprehensive
     loss--foreign currency
     translation adjustments.......
    Comprehensive loss.............
Issuances of common stock, net of
  issuance costs...................
Purchases of treasury stock........
Expiration of redemption feature on
  common stock subject to
  redemption.......................
$11.625 Series B Exchangeable
  Preferred Stock--dividends in
  kind.............................
$11.625 Series B Exchangeable
  Preferred Stock--cash
  dividends........................
$2.875 Senior Exchangeable
  Preferred Stock--cash
  dividends........................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series E Exchangeable
  Preferred Stock--cash
  dividends........................
$2.875 Senior Exchangeable
  Preferred Stock Redemption
  Premium..........................
Accretion of differences between
  carrying value and redemption
  value of:
    $2.875 Senior Exchangeable
     Preferred Stock...............
    $11.625 Series B Exchangeable
     Preferred Stock...............
    $10.00 Series D Exchangeable
     Preferred Stock...............
    $9.20 Series E Exchangeable
     Preferred Stock...............
    Common stock subject to
     redemption....................

Balance at December 31, 1997.......
Comprehensive loss:
    Net loss.......................
    Other comprehensive
     loss--foreign currency
     translation adjustments.......

    Comprehensive loss.............

Issuances of common stock, net of
  issuance costs...................
Purchases of treasury stock........
Expiration of redemption feature on
  common stock subject to
  redemption.......................
$11.625 Series B Exchangeable
  Preferred Stock--cash
  dividends........................
$11.625 Series B Exchangeable
  Preferred Stock Redemption
  Premium..........................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Reduction (accretion) of
  differences between carrying
  value and redemption value of:
    $11.625 Series B Exchangeable
     Preferred Stock...............
    $10.00 Series D Exchangeable
     Preferred Stock...............
    $9.20 Series F Exchangeable
     Preferred Stock...............
    $8.625 Series H Exchangeable
     Preferred Stock...............
    Common stock subject to
     redemption....................

Balance at December 31, 1998.......
Comprehensive loss:
    Net loss.......................
    Other comprehensive income:
      Unrealized gain on
       available-for-sale
       securities, net of taxes....
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............
Issuances of common stock, net of
  issuance costs...................
Purchases of treasury stock........
Issuance of treasury stock.........
Treasury stock issued for
  acquisitions.....................
Stock grant........................
Compensation expense recognized....
Expiration of redemption feature on
  common stock subject to
  redemption.......................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Accretion of differences between
  carrying value and redemption
  value of:
    $10.00 Series D Exchangeable
     Preferred Stock...............
    $9.20 Series F Exchangeable
     Preferred Stock...............
    $8.625 Series H Exchangeable
     Preferred Stock...............
    Common stock subject to
     redemption....................

Balance at December 31, 1999.......

                See notes to consolidated financial statements.

                                                               ACCUMULATED      UNEARNED         COMMON STOCK
          COMMON STOCK             ADDITIONAL                     OTHER          STOCK            IN TREASURY
--------------------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE      GRANT       ---------------------
       SHARES            AMOUNT     CAPITAL       DEFICIT     INCOME (LOSS)   COMPENSATION     SHARES      AMOUNT      TOTAL
---------------------   --------   ----------   -----------   -------------   ------------   ----------   --------   ---------
128,349,045              $1,283     $772,642    $ (691,098)     $ (1,270)       $     --             --   $     --   $  81,557
                                                  (172,840)                                                           (172,840)
                                                                    (273)                                                 (273)
                                                                                                                     ---------
                                                                                                                      (173,113)
                                                                                                                     ---------
1,209,693                    12        8,404                                                                             8,416
                                                                                              1,048,600    (13,158)    (13,158)
238,340                       3        2,566                                                                             2,569
                                                    (4,451)                                                             (4,451)
                                                   (16,794)                                                            (16,794)
                                                   (11,564)                                                            (11,564)
                                                   (23,333)                                                            (23,333)
                                                    (3,131)                                                             (3,131)
                                                    (5,800)                                                             (5,800)
                                      (1,734)                                                                           (1,734)
                                        (317)                                                                             (317)
                                        (546)                                                                             (546)
                                         (69)                                                                              (69)
                                        (755)                                                                             (755)
     -----------         ------     --------    -----------     --------        --------     ----------   --------   ---------
129,797,078               1,298      780,191      (929,011)       (1,543)             --      1,048,600    (13,158)   (162,223)
                                                   (37,736)                                                            (37,736)
                                                                    (177)                                                 (177)
                                                                                                                     ---------
                                                                                                                       (37,913)
                                                                                                                     ---------
17,083,484                  171      201,986                                                                           202,157
                                                                                              1,703,700    (19,983)    (19,983)
86,000                        1        1,055                                                                             1,056
                                                    (4,022)                                                             (4,022)
                                                    (9,141)                                                             (9,141)
                                                   (20,000)                                                            (20,000)
                                                   (11,436)                                                            (11,436)
                                                   (18,686)                                                            (18,686)
                                      (2,317)                                                                           (2,317)
                                        (546)                                                                             (546)
                                        (288)                                                                             (288)
                                        (582)                                                                             (582)
                                         221                                                                               221
     -----------         ------     --------    -----------     --------        --------     ----------   --------   ---------
146,966,562               1,470      979,720    (1,030,032)       (1,720)             --      2,752,300    (33,141)    (83,703)
                                                  (120,113)                                                           (120,113)
                                                                  88,982                                                88,982
                                                                     102                                                   102
                                                                                                                     ---------
                                                                                                                       (31,029)
                                                                                                                     ---------
1,243,229                    12        8,831                                                                             8,843
                                                                                                730,237    (10,508)    (10,508)
                                        (279)                                                  (181,818)     2,279       2,000
                                        (288)                                                (1,818,160)    22,788      22,500
                                        (305)                                    (17,000)    (1,380,711)    17,305          --
                                                                                   1,750                                 1,750
136,968                       1        1,065                                                                             1,066
                                                   (20,000)                                                            (20,000)
                                                   (11,500)                                                            (11,500)
                                                   (21,562)                                                            (21,562)
                                        (546)                                                                             (546)
                                        (635)                                                                             (635)
                                        (667)                                                                             (667)
                                        (247)                                                                             (247)
     -----------         ------     --------    -----------     --------        --------     ----------   --------   ---------
148,346,759              $1,483     $986,649    $(1,203,207)    $ 87,364        $(15,250)       101,848   $ (1,277)  $(144,238)
     ===========         ======     ========    ===========     ========        ========     ==========   ========   =========

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

    The specialty magazines segment includes PRIMEDIA Consumer Magazines ("PRIMEDIA Magazines"), PRIMEDIA Special Interest Publications, McMullen Argus, PRIMEDIA Enthusiast Publications and the majority of PRIMEDIA Intertec ("Intertec"). The specialty magazines segment is concentrated primarily on specialty consumer magazines, and business-to-business magazines. The information segment includes PRIMEDIA Information, HPC Publications ("Haas"), Bacon's and a portion of PRIMEDIA Intertec. The information segment produces consumer and business information products in a variety of formats for decision makers in business, professional and special interest consumer markets. The information is compiled and sold as guides, newsletters, CD-ROMs, directories and via the Internet. The education segment includes Channel One Communications Corp. ("Channel One"), Films for the Humanities and Sciences ("Films"), Weekly Reader Corporation ("Weekly Reader"), American Guidance Service, Inc. ("American Guidance Service"), PRIMEDIA Reference Inc. ("PRIMEDIA Reference"), QWIZ, Inc., Pictorial, Inc. and PRIMEDIA Workplace Learning (see Note 4). This segment specializes in providing educational materials to the classroom learning and workplace learning markets.

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

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivative instruments be measured at fair market value and recognized as assets or liabilities in a company's balance sheet. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

    CASH AND CASH EQUIVALENTS. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES. Inventories, including paper, purchased manuscripts, photographs and art, are valued at the lower of cost or market, principally on a first-in, first-out ("FIFO") basis.

    PROPERTY AND EQUIPMENT. Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, and the amortization of leasehold improvements are provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred.

    OTHER INVESTMENTS. Investments in which the Company has at least a 20 percent voting interest, but not more than a 50 percent voting interest, are accounted for under the equity method as the Company has the ability to exercise significant influence. Investments in companies below 20 percent are accounted for under the cost method. The fair value of investments in non-marketable securities approximates cost.

    In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable securities are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, reported in accumulated other comprehensive income (loss).

    These investments are recorded in other non-current assets on the accompanying consolidated balance sheets.

    EDITORIAL AND PRODUCT DEVELOPMENT COSTS. Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from 6 months to 2 years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and circulation expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $87,400, $72,200 and $116,400 during the years ended December 31, 1999, 1998 and 1997, respectively.

    DEFERRED FINANCING COSTS. Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

    DEFERRED WIRING AND INSTALLATION COSTS. Wiring and installation costs incurred by Channel One and PRIMEDIA Workplace Learning have been capitalized and are being amortized by the straight-line method over the related estimated useful lives which range from 5 to 15 years.

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK ("SERIES D PREFERRED STOCK"), $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK ("SERIES F PREFERRED STOCK") AND $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK ("SERIES H

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PREFERRED STOCK"). The Series D Preferred Stock, Series F Preferred Stock and Series H Preferred Stock are stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being amortized (using the interest method) by periodic charges to additional paid-in capital.

    COMMON STOCK SUBJECT TO REDEMPTION. The common stock subject to redemption is stated at redemption value which is equal to quoted market value. The difference between the carrying value of such stock and its redemption value is being amortized by periodic charges to additional paid-in capital.

    COMPUTER SOFTWARE. Costs incurred in connection with computer software to be sold, leased or otherwise marketed, which represent production costs subsequent to establishing technological feasibility, are reported as other non-current assets and amortized to cost of goods sold over the estimated period of future benefit using the straight-line method. In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the Company's previous accounting policy, costs for internal use software, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years using the straight-line method. In addition, direct internal and external costs associated with the development of the features, content and functionality of the Company's websites, incurred during the application development phase, have been capitalized, and are amortized over the estimated useful life of three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of a change in method of accounting for internal use software costs effective January 1, 1998, resulted in an increase in operating income, an equal decrease in net loss and a decrease in basic and diluted loss per common share of approximately $9,000 ($.06 per share) and $12,450 ($.09 per share) for the years ended December 31, 1999 and December 31, 1998, respectively.

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS. Other intangible assets are being amortized using both accelerated and straight-line methods over periods ranging from 1/4 of 1 year to 40 years. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and other intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and other intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses.

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Newsstand sales are recognized as income at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. PRIMEDIA Workplace Learning's subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. Distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value.

    FOREIGN CURRENCY. Realized gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in the accumulated other comprehensive income (loss) account in shareholders' equity (deficiency) on the accompanying consolidated balance sheets.

3. ACQUISITIONS AND OTHER INVESTMENTS

    ACQUISITIONS.  The Company acquired certain net assets or stock of:

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    1998-Cowles Enthusiast Media and Cowles Business Media, publishers of 25 enthusiast titles, 11 technical and trade magazines and newsletters including, FLY FISHERMAN, VEGETARIAN TIMES and CABLE WORLD; American Guidance Service, a leading publisher of assessments, textbooks and instructional materials for students with special education needs; and American Trucker, a publisher of 18 regional monthly journals. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1998. The 1998 acquisitions, had they occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    1999--Game & Fish, a publisher of 30 state and regional specific game and fish magazines and a producer of trade shows and publisher of a monthly trade magazine for the emerging telecom carrier market. In addition to the aforementioned, the Company completed several other smaller acquisitions during 1999. The 1999 acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations. The 1999 acquisitions affected all segments and were primarily financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were $145,567, in addition to the transfer of the Company's common shares valued at $22,500. The payments were net of liabilities assumed of approximately $36,000 and include certain immaterial purchase price adjustments. The excess purchase price over net assets acquired was approximately $164,000.

    The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned current year's acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at December 31, 1999; however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition.

    OTHER INVESTMENTS. In 1998, the Company created PRIMEDIA Ventures, Inc. ("PRIMEDIA Ventures") to invest in early-stage Internet companies and other technology opportunities such as e-commerce services, enterprise software applications and advertising-related technologies. Its investments include Mypoints, a provider of on-line loyalty and rewards programs and CarsDirect, the leading direct marketer of new cars and trucks on the Internet as well as an on-line wedding gift registry service, subscription-based Internet services for building relationships and an Internet platform for staging live interactive presentations. In addition, in 1998, PRIMEDIA Intertec made an investment in a joint venture in China to publish trade magazines in Chinese language editions. The cost of such investments aggregated $12,297 and $7,471 during 1999 and 1998, respectively (see Notes 2 and 9).

    In 1999, the Company sold one of PRIMEDIA Ventures' investments in marketable securities and realized a gain of $6,178 which is included in (gain) loss on the sales of businesses and other, net on the accompanying statement of consolidated operations. In addition, the Company recorded an unrealized gain of $88,982 related to the revaluation of its PRIMEDIA Ventures investments meeting the criteria of SFAS No. 115. This unrealized gain is recorded as a component of other comprehensive income on the accompanying statement of shareholders' equity (deficiency) for the year ended December 31, 1999. At December 31, 1999, the cost and fair value of the investments in Mypoints and InterVU, which are marketable securities, was $2,807 and $91,789, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES, NON-CORE BUSINESSES AND PRODUCT-LINE CLOSURES

    During 1996, the Company decided to divest Katharine Gibbs. In 1997, the Company announced its intention to divest the following non-core business units:
THE DAILY RACING FORM, Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), NEW WOMAN magazine, Krames Communications Incorporated ("Krames"), STAGEBILL and Intertec Mailing Services. In 1998, the Company decided to divest Nelson Information, Inc. ("Nelson") and certain enthusiast titles as well as discontinue the Funk and Wagnalls' products and certain other enthusiast titles. These planned divestitures and discontinuances are collectively referred to as the "Non-Core Businesses" and were part of the Company's plan to focus on markets that have dynamic growth opportunities.

    During the second quarter of 1997, the Company completed the sale of Katharine Gibbs with proceeds, net of direct selling expenses, approximating carrying value. During the third quarter of 1997, the Company recorded a provision aggregating $138,640 for the reduction of the carrying values of Newbridge Communications, Inc. (excluding Films for the Humanities and Sciences), THE DAILY RACING FORM, STAGEBILL, Krames, NEW WOMAN magazine and Intertec Mailing Services to the estimated realizable value of the net assets of such businesses. During the second half of 1997, the Company completed the sales of Krames, NEW WOMAN magazine, Intertec Mailing Services, Newbridge Book Clubs, Newbridge Educational Publishing and STAGEBILL. In connection with these sales, the Company received aggregate proceeds of $171,575, net of direct selling expenses.

    In 1998, the Company completed its divestiture program with the sales of Nelson, certain enthusiast titles and THE DAILY RACING FORM. In connection with these sales, the Company recorded a gain of $19,716 and has received aggregate proceeds of $61,090, net of direct selling expenses.

    The operating results of the Non-Core Businesses are included in the accompanying statements of consolidated operations up to their date of disposition for the years ended December 31, 1998 and 1997. Total sales for the Non-Core Businesses were $42,463 and $275,740 for the years ended December 31, 1998 and 1997, respectively. Excluding the (gain) loss on the sales of businesses and other, net, operating income for the Non-Core Businesses was $6,609 and $10,634 for the years ended December 31, 1998 and 1997, respectively (see Note 22).

    On August 1, 1998, the Company also discontinued Executive Education Network ("EXEN"), a PRIMEDIA Workplace Learning network, due to unprofitability and increased competition in this field. As a result, the Company recorded a $4,000 provision related to discontinuance costs, which is recorded net of gains on the sales of Nelson and THE DAILY RACING FORM, in (gain) loss on the sales of businesses and other, net on the accompanying statement of consolidated operations. In addition, the Company recorded a $5,800 write-down of EXEN's excess of purchase price over net assets acquired and other intangible assets which is included in amortization expense (see Note 8).

    During the first quarter of 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines, as part of a program to return the Company's focus to accreditation oriented vocational networks and associated products. In relation to these discontinuances, the Company recorded a $22,000 charge primarily for approximately $9,000 related to transponder and office site leases and approximately $9,000 related to the recoverability of related excess of purchase price over net assets acquired and certain other assets. As of December 31, 1999, approximately $7,500 of the anticipated cash payments of approximately $13,200 have been paid. The remaining $5,700 is expected to be paid during 2000 and 2001.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES, NON-CORE BUSINESSES AND PRODUCT-LINE CLOSURES (CONTINUED)

    On April 22, 1999, the Company announced its intention to divest its supplemental education group ("SEG"), which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference and their respective subsidiaries. At that time, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", SEG ceased to depreciate its property and equipment and ceased to amortize its other intangible assets and excess of purchase price over net assets acquired.

    On November 17, 1999, the Company completed the sale of stock of SEG to WRC Media, Inc. for $395,000 in cash. In connection with the sale, the Company recorded a gain of $227,710. Proceeds from the sale of the group were primarily used to pay down borrowings under the Company's bank credit facilities. The Company retained a 5.1% equity interest in SEG which is recorded in other non-current assets on the accompanying consolidated balance sheet as of December 31, 1999.

5. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Accounts receivable.....................................  $268,311   $284,441
Less: Allowance for doubtful accounts...................    14,644     15,796
     Allowance for returns and rebates..................    18,102     21,507
                                                          --------   --------
                                                          $235,565   $247,138
                                                          ========   ========

6. INVENTORIES, NET

    Inventories consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Finished goods............................................  $10,459    $21,974
Work in process...........................................      315        223
Raw materials.............................................   23,707     22,262
                                                            -------    -------
                                                             34,481     44,459
Less: Allowance for obsolescence..........................    1,772      3,205
                                                            -------    -------
                                                            $32,709    $41,254
                                                            =======    =======

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                                 DECEMBER 31,
                                             RANGE OF LIVES   -------------------
                                                (YEARS)         1999       1998
                                             --------------   --------   --------
Land.......................................      --           $  2,704   $  4,160
Buildings and improvements.................      .5-40          54,842     53,053
Furniture and fixtures.....................       5-10          35,861     34,748
Machinery and equipment....................       3-10         118,970    105,594
Internal use software......................       3-5           26,105     14,091
School equipment...........................       5-10          67,908     63,111
Other......................................       3-10          13,755      8,533
                                                              --------   --------
                                                               320,145    283,290
Less: Accumulated depreciation and
  amortization.............................                    167,802    135,632
                                                              --------   --------
                                                              $152,343   $147,658
                                                              ========   ========

    Included in property and equipment are assets which were acquired under capital leases in the amount of $39,267 and $38,182 with accumulated amortization of $6,785 and $3,632 at December 31, 1999 and 1998, respectively (see Note 19). In 1998, the Company replaced its existing satellite capital lease with a new capital lease.

8. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                                                DECEMBER 31,
                                          RANGE OF LIVES   -----------------------
                                             (YEARS)          1999         1998
                                          --------------   ----------   ----------
Trademarks..............................      40           $  375,373   $  391,764
Membership, subscriber and customer
  lists.................................       2-20           489,411      582,812
Non-compete agreements..................       1-10           236,835      227,108
Trademark license agreements............       1-15             2,968        3,721
Copyrights..............................      10-20            18,303       36,594
Video library...........................       1-7             14,837       14,837
Databases...............................       2-12             9,047       10,577
Advertiser lists........................     .25-20           194,399      200,069
Distribution agreements.................       1-7             11,745       11,525
Other...................................      .5-15            26,475       28,994
                                                           ----------   ----------
                                                            1,379,393    1,508,001
Less: Accumulated amortization..........                      759,443      777,760
                                                           ----------   ----------
                                                           $  619,950   $  730,241
                                                           ==========   ==========

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $430,156 and $137,094 at December 31, 1999 and 1998, respectively (see Note 4).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET (CONTINUED)
    In the fourth quarter of 1999, concurrent with its annual planning process, the Company determined that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets. Accordingly, the Company recorded an impairment charge of $261,455 to write down PRIMEDIA Workplace Learning's excess of purchase price over net assets acquired to the estimated fair value. The estimated fair value was based on anticipated future operating cash flows to be generated by PRIMEDIA Workplace Learning, discounted at a rate commensurate with the risk involved. PRIMEDIA Workplace Learning is part of the education segment. The Company also recorded a $14,333 impairment charge in 1999 to write down certain long-lived assets, primarily the excess of purchase price over the net assets acquired and other intangible assets of Microtimes, an acquisition of Haas. Haas is part of the information segment.

9. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Deferred financing costs, net...........................  $ 19,028   $ 16,617
Deferred wiring and installation costs, net.............    45,357     49,822
Direct-response advertising costs, net..................    18,994     17,466
Prepublication and programming costs, net...............    13,127     12,652
Other investments (see Note 3)..........................   107,594      6,843
Other...................................................    13,138      9,930
                                                          --------   --------
                                                          $217,238   $113,330
                                                          ========   ========

    The deferred financing costs are net of accumulated amortization of $9,840 and $7,309 at December 31, 1999 and 1998, respectively. The deferred wiring and installation costs are net of accumulated amortization of $30,078 and $24,523 at December 31, 1999 and 1998, respectively. Direct-response advertising costs are net of accumulated amortization of $86,341 and $70,113 at December 31, 1999 and 1998, respectively. Prepublication and programming costs are net of accumulated amortization of $17,386 and $11,765 at December 31, 1999 and 1998, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Payroll, commissions and related employee benefits......  $ 69,770   $ 68,350
Systems costs...........................................       953      1,357
Rent and lease liabilities..............................    31,273     29,798
Retail display costs and allowances.....................    20,013     14,042
Promotion costs.........................................     4,088      3,569
Royalties...............................................     3,231      7,053
Circulation costs.......................................     7,132      5,253
Professional fees.......................................    13,215     10,877
Taxes...................................................    22,353     17,290
Customer advances.......................................     1,602      1,448
Deferred purchase price.................................    10,816     10,853
Dividends payable.......................................    10,643     10,641
Other...................................................    22,648     40,040
                                                          --------   --------
                                                          $217,737   $220,571
                                                          ========   ========

11. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Borrowings under bank credit facilities..............  $1,050,525   $1,258,236
10 1/4% Senior Notes Due 2004........................     100,000      100,000
 8 1/2% Senior Notes Due 2006........................     299,109      299,001
 7 5/8% Senior Notes Due 2008........................     248,756      248,643
                                                       ----------   ----------
                                                        1,698,390    1,905,880
Obligation under capital leases (see Note 19)........      31,134       31,335
Acquisition obligation payable.......................      26,112       44,179
                                                       ----------   ----------
                                                        1,755,636    1,981,394
Less: Current maturities of long-term debt...........      22,740       24,397
                                                       ----------   ----------
                                                       $1,732,896   $1,956,997
                                                       ==========   ==========

    The Company has credit facilities with the Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents. On
March 11, 1999, the Company completed an amendment to and restatement of its existing credit facility with the Chase Manhattan Bank, the Bank of New York, Bankers Trust Company and the Bank of Nova Scotia as agents (the "Amended Credit Facility").

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    Under the terms of the Amended Credit Facility, the Company borrowed $250,000 under a B Term Loan ("Term Loan B"). The amount borrowed under Term Loan B bears interest at LIBOR plus 2.75% with a step-down based on reduced leverage levels.

    On December 30, 1999, the Company completed a Second Amendment to the Amended Credit Facility (the "Second Amendment"). The Second Amendment increased the Company's flexibility to make investments, and delayed the tightening of financial covenants for one year.

    The Amended Credit Facility consists of a $675,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $135,000 Tranche B Revolving Loan Facility ("Tranche B Loan Commitment"), a $500,000 Term Loan ("Term Loan"), and a $250,000 Term Loan B. The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. The Tranche B Loan Commitment may be utilized through the incurrence of Tranche B revolving credit loans. The borrowings under the Amended Credit Facility may be used for general corporate and working capital purposes as well as to finance certain future acquisitions.

    The commitments under the Tranche A Loan Commitment and the Tranche B Loan Commitment are subject to mandatory reductions semi-annually on June 30 and December 31 with the final reduction on June 30, 2004. The mandatory reductions for the Tranche A Loan Commitment are as follows:

YEARS ENDING
DECEMBER 31,
------------
2000........................................................   $150,000
2001........................................................    150,000
2002........................................................    150,000
2003........................................................    150,000
2004........................................................     75,000
                                                               --------
                                                               $675,000
                                                               ========

    The mandatory reductions for the Tranche B Loan Commitment are as follows:

YEARS ENDING
DECEMBER 31,
------------
2000........................................................   $ 30,000
2001........................................................     30,000
2002........................................................     30,000
2003........................................................     30,000
2004........................................................     15,000
                                                               --------
                                                               $135,000
                                                               ========

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    The principal amounts of the Term Loan will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $50,000 on June 30, 2000, installments of $50,000 on each payment date thereafter through December 31, 2003 and a final payment of $100,000 on June 30, 2004.

    The principal amount of Term Loan B will be repaid semi-annually on June 30 and December 31 of each year, with an initial payment of $1,250 on June 30, 2000, installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004.

    On December 30, 1999, the Company's 364-day credit facility (the "New Credit Facility") expired. The Company had commitments of $150,000 but had no borrowings thereunder.

    At December 31, 1999, the borrowings under the Amended Credit Facility consist of $165,525 under the Tranche A Loan Commitment, $135,000 under the Tranche B Loan Commitment, $500,000 under the Term Loan and $250,000 under the Term Loan B.

    At December 31, 1999, the Company has commitments of $1,560,000.

    The amounts borrowed pursuant to the Amended Credit Facility bear interest, at the Company's option as follows: (i) the higher of: (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 1/2 of 1% and (b) the prime commercial lending rate announced by the Agent from time to time (in each case, the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the Amended Credit Facility, or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the Amended Credit Facility. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the Amended Credit Facility. During 1999 and 1998, the weighted average interest rate on the Company's bank credit facilities was 6.92% and 6.84%, respectively. Interest rates on the borrowings outstanding under the Company's bank credit facilities ranged from 6.40% to 9.22% in 1999 and from 6.35% to 8.50% in 1998. Interest rates on the borrowings outstanding under the Amended Credit Facility ranged from 7.66% to 9.22% at December 31, 1999.

    Under the Amended Credit Facility, the Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average aggregate unutilized commitment under the Tranche A Loan Commitment and the Tranche B Loan Commitment. The Company has also agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. Under the New Credit Facility, the Company had agreed to pay commitment fees equal to 1/8 of 1% per annum on the daily average aggregate unutilized revolving loan commitment.

    10 5/8% SENIOR NOTES. In 1997, the Company redeemed the 10 5/8% Senior Notes. The aggregate premium paid and the write-off of related deferred financing costs are classified as an extraordinary charge and are recorded at an aggregate value of $15,401 on the accompanying statement of consolidated operations for the year ended December 31, 1997.

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    8 1/2% SENIOR NOTES. Interest is payable semi-annually in February and August at an annual rate of 8 1/2%. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund requirements. The 8 1/2% Senior Notes may not be redeemed prior to February 1, 2001 other than in connection with a change of control. Beginning in 2001 and thereafter, the 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 104.25% with annual reductions to 100% in 2003 plus accrued and unpaid interest.

    7 5/8% SENIOR NOTES. On February 17, 1998, the Company completed a private offering of $250,000 7 5/8% Senior Notes Due 2008, ("Old 7 5/8% Senior Notes"). The Old 7 5/8% Senior Notes were issued at 99.425% with related issuance costs of approximately $4,000 and mature on April 1, 2008, with no sinking fund requirements. Interest on the Old 7 5/8% Senior Notes was payable semi-annually in April and October at the annual rate of 7 5/8% commencing October 1, 1998. On June 10, 1998, the Company exchanged the Old 7 5/8% Senior Notes for a new series of $250,000 7 5/8% Senior Notes Due 2008 ("New 7 5/8% Senior Notes"). The terms of the New 7 5/8% Senior Notes are the same as the terms of the Old 7 5/8% Senior Notes except that the New 7 5/8% Senior Notes have been registered under the Securities Act of 1933. The New 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the New 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 plus accrued and unpaid interest. Net proceeds from the issuance of the Old 7 5/8% Senior Notes of approximately $242,000 were primarily used to redeem the Series B Preferred Stock and to pay down borrowings under the bank credit facilities.

    The 10 1/4% Senior Notes, 8 1/2% Senior Notes and the New 7 5/8% Senior Notes (together referred to as the "Senior Notes"), and the Amended Credit Facility, all rank senior in right of payment to all subordinated indebtedness of PRIMEDIA Inc. (a holding company).

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock in excess of $25,000 in any given year. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to
1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned restricted subsidiaries of the Company. Such guarantees are full, unconditional and joint and several.

    The Company's unrestricted and foreign subsidiaries are not guarantors of the above indebtedness. The consolidating condensed financial statements of the Company depicting separately its domestic subsidiaries, foreign subsidiaries and unrestricted subsidiaries are presented in Note 23.

    ACQUISITION OBLIGATION. In connection with the acquisition of certain of the Company's specialty consumer magazine operations and THE DAILY RACING FORM, an obligation was recorded equivalent to the present value of the principal and interest payments of the notes payable in the amount of $26,112 at December 31, 1999 and $44,179 at December 31, 1998. The interest rate used in calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
obligation at the time of the acquisition. Principal and interest amounts aggregating $28,000 will be repaid from June 2000 through June 2001.

    INTEREST RATE SWAP AGREEMENTS. In May 1995, the Company entered into two, three-year interest rate swap agreements with an aggregate notional amount of $200,000 which expired in May 1998. Under these swap agreements, the Company received a floating rate of interest based on three-month LIBOR, which reset quarterly, and paid a fixed rate of interest which increased each year during the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 6.7%, respectively, in 1998, and 5.7% and 6.5%, respectively, in 1997. Also, in May 1995, the Company entered into a three-year interest rate cap agreement which expired in May 1998. As a result of this transaction, the Company had the right to receive payments based on a notional principal amount of $100,000 to the extent that three-month LIBOR exceeded 7.75% in year one, 8.75% in year two and 9.75% in year three of the agreement. Any interest differential received was recognized as an adjustment to interest expense. The interest rate cap fee was recognized as an adjustment to interest expense over the life of the interest rate cap agreement.

    In the fourth quarter of 1996, the Company entered into six, one-year interest rate swap agreements with an aggregate notional amount of $600,000. Under these swap agreements, the Company received a floating rate of interest based on three-month LIBOR, which reset quarterly, and paid a fixed rate of interest, each quarter, for the term of the agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 5.8%, respectively, in 1997. These interest rate swap agreements expired during the fourth quarter of 1997.

    In July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these new swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.4% and 6.3%, respectively, in 1999 and 5.6% and 6.3%, respectively, in 1998.

    The net interest differential, related to the interest rate swap agreements and the interest rate cap agreement, charged to interest expense in 1999, 1998 and 1997 was $5,798, $4,674 and $2,048, respectively. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

12. INCOME TAXES

    At December 31, 1999, the Company had aggregate net operating loss carryforwards ("NOLs") for Federal and state income tax purposes of approximately $752,500 which will be available to reduce future taxable income. The utilization of such NOLs is subject to certain limitations under Federal income tax

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)
laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The NOLs are scheduled to expire in the following years:

2003.................................                $ 17,900
2004.................................                  60,400
2005.................................                 102,800
2006.................................                  86,400
2007.................................                  47,900
2008.................................                  82,700
2009.................................                  68,900
2010.................................                 156,200
2011.................................                  23,100
2012.................................                  76,900
2018(*)..............................                  29,300
                                                     --------
                                                     $752,500
                                                     ========

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

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                    DECEMBER 31, 1999
                                                              ------------------------------
                                                              FEDERAL     STATE      TOTAL
                                                              --------   --------   --------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory..........  $    555   $   163    $    718
Difference between book and tax basis of accrued expenses
  and other.................................................    21,687     6,354      28,041
Difference between book and tax basis of other intangible
  assets....................................................    51,029    14,949      65,978
Operating loss carryforwards................................   226,405    47,153     273,558
Alternative minimum tax credit carryforwards................     1,356        --       1,356
                                                              --------   -------    --------
Total.......................................................   301,032    68,619     369,651
                                                              --------   -------    --------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
  assets....................................................    55,665    16,307      71,972
Difference between book and tax basis of property and
  equipment.................................................    16,577     4,856      21,433
Unrealized gain on investments..............................    30,209     2,669      32,878
Other.......................................................    12,508     3,664      16,172
                                                              --------   -------    --------
Total.......................................................   114,959    27,496     142,455
                                                              --------   -------    --------
Net deferred income tax assets..............................   186,073    41,123     227,196
Less: Valuation allowances..................................    30,391    20,605      50,996
                                                              --------   -------    --------
Net.........................................................  $155,682   $20,518    $176,200
                                                              ========   =======    ========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)

                                                                    DECEMBER 31, 1998
                                                              ------------------------------
                                                              FEDERAL     STATE      TOTAL
                                                              --------   --------   --------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory..........  $    452   $   133    $    585
Difference between book and tax basis of accrued expenses
  and other.................................................    24,298     7,118      31,416
Reserves not currently deductible...........................       499       146         645
Difference between book and tax basis of other intangible
  assets....................................................    47,484    13,911      61,395
Operating loss carryforwards................................   242,586    46,530     289,116
Capital loss carryforwards..................................    28,023     1,634      29,657
                                                              --------   -------    --------
Total.......................................................   343,342    69,472     412,814
                                                              --------   -------    --------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
  assets....................................................    59,219    17,349      76,568
Difference between book and tax basis of property and
  equipment.................................................     9,396     2,753      12,149
Other.......................................................    14,102     4,131      18,233
                                                              --------   -------    --------
Total.......................................................    82,717    24,233     106,950
                                                              --------   -------    --------
Net deferred income tax assets..............................   260,625    45,239     305,864
Less: Valuation allowances..................................   104,943    24,721     129,664
                                                              --------   -------    --------
Net.........................................................  $155,682   $20,518    $176,200
                                                              ========   =======    ========

    At December 31, 1999, 1998 and 1997, management of the Company reviewed recent operating results and projected future operating results. At the end of each of the respective years, management determined that a portion of the net deferred income tax assets would likely be realized. The amounts of the net deferred income tax assets were not adjusted in 1999, 1998 and 1997. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. There was a net decrease in the valuation allowances of $78,668 in 1999 and a net increase of $11,432 in 1998.

    A portion of the valuation allowances in the amount of approximately $72,500 at December 31, 1999 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

    In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of SEG.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
$10.00 Series D Exchangeable Preferred Stock................  $195,588   $195,042
$9.20 Series F Exchangeable Preferred Stock.................   120,941    120,306
$8.625 Series H Exchangeable Preferred Stock................   243,160    242,493
                                                              --------   --------
                                                              $559,689   $557,841
                                                              ========   ========

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK. In 1996, the Company completed an offering of 2,000,000 shares of $.01 par value, Series D Preferred Stock at $100 per share. Annual dividends of $10.00 per share on the Series D Preferred Stock are cumulative and payable quarterly, in cash. The liquidation and redemption value at December 31, 1999 and 1998 was $200,000. On or after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Subordinated Exchange Debentures due 2008.

    $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK. On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $.01 par value, $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share. Annual dividends of $9.20 per share on the Series E Preferred Stock were cumulative and payable quarterly, in cash, commencing February 1, 1998. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock ("Series F Preferred Stock"). The terms of the Series F Preferred Stock are the same as the terms of the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock. As of December 31, 1999 and 1998, the liquidation and redemption value of the Series F Preferred Stock was $125,000.

    $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK. On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $.01 par value, $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of $.01 par value, Series H Preferred Stock. The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date, with the net proceeds of one or

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK (CONTINUED) more public offerings, subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010. As of
December 31, 1999 and 1998, the liquidation and redemption value of the Series H Preferred Stock was $250,000.

14. COMMON STOCK

    STOCK ISSUANCE. On March 18, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"), purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (the "KKR Fund Investment"). The net proceeds (after issuance costs) from the KKR Fund Investment were used to repay borrowings outstanding under the Company's bank credit facilities, which amounts may be reborrowed for general corporate purposes including acquisitions (see Note 20).

    SHARE REPURCHASES. Through 1999, the Company's board of directors authorized the repurchase of up to $30,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. During 1999, the Company repurchased 730,237 shares of common stock for $10,508 at a weighted average price of $14.39. The 1999 repurchases included 694,637 shares that were repurchased for $10,000 and were not part of the share repurchase program. During 1998, the Company repurchased 1,703,700 shares of common stock for $19,983 at a weighted average price of $11.73. During 1997, the Company repurchased 1,048,600 shares of common stock for $13,158 at a weighted average price of $12.55. These 1997 repurchases included 523,000 shares that were repurchased for $6,422 and were not part of the share repurchase program. All repurchases above are recorded at cost and classified as common stock in treasury on the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    The following summarizes the activity of the common stock subject to redemption:

                                                                SHARES      AMOUNT
                                                              ----------   --------
Balance at January 1, 1997..................................     643,310   $  6,916
Acquisitions of common stock held by management.............      (2,320)       (19)
Expiration of redemption feature............................    (238,340)    (2,569)
Accretion in carrying value.................................          --        755
                                                              ----------   --------
Balance at December 31, 1997................................     402,650      5,083
Acquisitions of common stock held by management.............     (22,531)      (314)
Expiration of redemption feature............................     (86,000)    (1,056)
Reduction in carrying value.................................          --       (221)
                                                              ----------   --------
Balance at December 31, 1998................................     294,119      3,492
Acquisitions of common stock held by management.............    (103,841)    (1,793)
Expiration of redemption feature............................    (136,968)    (1,066)
Accretion in carrying value.................................          --        247
                                                              ----------   --------
Balance at December 31, 1999................................      53,310   $    880
                                                              ==========   ========

    The redemption values of the common stock subject to redemption of $880 and $3,492 at December 31, 1999 and 1998, respectively, were based on a repurchase price of $16.50 per share and $11.875 per share, which are the quoted market values at December 31, 1999 and 1998, respectively. Common stock subject to redemption is recorded on the accompanying consolidated balance sheets net of the amounts of notes receivable from employees (related to common stock issuances) outstanding of $344 and $528 at December 31, 1999 and 1998, respectively.

    STOCK PURCHASE AND OPTION PLAN. The PRIMEDIA Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Plan has authorized grants of up to 25,000,000 shares of the Company's common stock or options to management personnel.

    During 1999, the Company granted 1,380,711 shares of common stock from the treasury, to a senior executive. These shares are restricted shares, will vest over 3 years and will be recognized ratably as compensation expense. The vesting period is accelerated upon the achievement of certain stock performance measures, but not prior to January 1, 2001. At December 31, 1999, unearned stock grant compensation of $15,250 is recorded on the accompanying consolidated balance sheet.

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

    During 1999, the Company granted 5,000,000 stock options to a senior executive. These options will vest over 4 years, with accelerated vesting upon the achievement of certain stock performance measures.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                        1999                                     1998                       1997
                                        ----                                     ----
                                                     WEIGHTED                                 WEIGHTED
                                                     AVERAGE                                  AVERAGE
                                                     EXERCISE                                 EXERCISE
                        OPTIONS     EXERCISE PRICE    PRICE      OPTIONS     EXERCISE PRICE    PRICE      OPTIONS
                       ----------   --------------   --------   ----------   --------------   --------   ----------
Outstanding--
  beginning of
  year...............  12,229,973   $ 5.00-$14.69     $ 7.16    11,562,930   $ 5.00-$12.00     $ 6.58    13,211,212
  Granted............   6,534,200   $ 8.00-$15.56     $13.02     1,530,590   $12.00-$14.69     $12.68       135,800
  Exercised..........  (1,243,229)  $ 5.00-$14.25     $ 6.98      (416,817)  $ 5.00-$11.13     $ 7.13    (1,209,693)
  Forfeited..........    (430,658)  $ 5.00-$15.56     $12.15      (446,730)  $ 5.44-$12.63     $11.22      (574,389)
                       ----------                               ----------                               ----------
Outstanding--end of
  year...............  17,090,286   $ 5.00-$15.56     $ 9.28    12,229,973   $ 5.00-$14.69     $ 7.16    11,562,930
                       ==========                               ==========                               ==========
Exercisable--end of
  year...............   9,391,717   $ 5.00-$14.69     $ 6.43     9,369,633   $ 5.00-$12.00     $ 5.97     8,953,280
                       ==========                               ==========                               ==========

                                 1997
                           ----
                                        WEIGHTED
                                        AVERAGE
                                        EXERCISE
                       EXERCISE PRICE    PRICE
                       --------------   --------
Outstanding--
  beginning of
  year...............  $ 5.00-$11.94     $ 6.69
  Granted............  $10.88-$12.00     $11.27
  Exercised..........  $ 5.00-$11.81     $ 6.96
  Forfeited..........  $ 5.00-$11.81     $ 9.22
Outstanding--end of
  year...............  $ 5.00-$12.00     $ 6.58
Exercisable--end of
  year...............  $ 5.00-$11.94     $ 5.73

    The weighted-average fair value per option for options granted in 1999, 1998 and 1997 was $8.26, $5.44 and $4.45, respectively.

    The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                                     WEIGHTED         WEIGHTED
                                                                     AVERAGE          AVERAGE
                                                                  EXERCISE PRICE   EXERCISE PRICE
                    NUMBER        NUMBER          WEIGHTED             FOR              FOR
    RANGE OF      OUTSTANDING   EXERCISABLE   AVERAGE REMAINING    OUTSTANDING      EXERCISABLE
EXERCISE PRICES   AT 12/31/99   AT 12/31/99   CONTRACTUAL LIFE       OPTIONS          OPTIONS
---------------   -----------   -----------   -----------------   --------------   --------------
$ 5.00-$ 5.44      6,321,564     6,321,564            2               $ 5.00           $ 5.00
      $ 7.00          78,900        78,900            4               $ 7.00           $ 7.00
      $ 8.00       2,002,190     1,820,500            6               $ 8.00           $ 8.00
$10.00-$12.00      1,239,480       764,920            7               $11.15           $11.15
$12.31-$15.56      7,448,152       405,833            9               $12.98           $12.58
                  ----------    ----------
                  17,090,286     9,391,717            6               $ 9.28           $ 6.43
                  ==========    ==========

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1999, 1998 and 1997. The following weighted-average assumptions were used for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.21%, 5.63% and 6.65%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 49.29%, 24.15% and 27.70%; and a weighted-average expected life of the option of five years. The estimated fair value of options granted during 1999, 1998 and 1997 was $53,976, $8,332 and $604, respectively.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Pro forma net loss..........................................  $(127,177)  $ (42,659)  $(176,351)
Pro forma loss applicable to common shareholders............  $(180,239)  $(105,944)  $(241,424)
Pro forma basic and diluted loss per common share...........  $   (1.24)  $    (.74)  $   (1.87)

    The Company had reserved approximately 4,400,000 shares of the Company's common stock or options for future grants in connection with the Plan at December 31, 1999.

15. LOSS PER SHARE

    Loss per share has been determined based on loss before extraordinary charge after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented.

    Options to purchase 17,090,286, 12,229,973 and 11,562,930 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Foreign currency translation adjustments..................  $(1,618)   $(1,720)
Unrealized gain on available-for-sale securities..........   88,982         --
                                                            -------    -------
                                                            $87,364    $(1,720)
                                                            =======    =======

    The above amounts are net of income taxes and reversals of the valuation allowance related to deferred tax assets.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows:

                                                                      DECEMBER 31,
                                                      ---------------------------------------------
                                                              1999                    1998
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                      --------   ----------   --------   ----------
10 1/4% Senior Notes................................  $100,000    $104,000    $100,000    $106,013
8 1/2% Senior Notes.................................   299,109     295,500     299,001     309,000
7 5/8% Senior Notes.................................   248,756     233,750     248,643     245,000
Acquisition Obligation..............................    26,112      26,367      44,179      44,666
Series D Preferred Stock............................   195,588     194,000     195,042     208,500
Series F Preferred Stock............................   120,941     114,375     120,306     122,813
Series H Preferred Stock............................   243,160     217,500     242,493     240,625
Interest Rate Swap Agreements.......................       363       1,563       1,528      18,519

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

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS

    RETIREMENT PLANS. Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $9,500 in 1999, $7,700 in 1998 and $6,300 in 1997.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED)
    In addition, the employees at PRIMEDIA Magazines and the non-union employees at THE DAILY RACING FORM were eligible to participate in a non-contributory defined benefit pension plan ("Pension Plan"). The benefits paid under the Pension Plan were based on years of service and compensation amounts for the highest consecutive five years of service in the most current ten years. The Pension Plan was funded by means of contributions by the Company to the plan's trust. The pension funding policy was consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consisted primarily of fixed income, equity and other short-term investments.

    In January 1998, the Company amended the Pension Plan. The amendment specifically froze plan participation effective December 31, 1997. The Company received approval from the Pension Benefit Guarantee Corporation during the third quarter of 1998 to terminate this plan and distribute all the plan's assets. In November 1998, the Company terminated this plan and settled all of its obligations by making lump-sum distributions and purchasing annuity contracts.

    The following tables set forth the Pension Plan's funded status as of December 31, 1999 and 1998 and amounts recognized in the Company's statement of operations for the years ended December 31, 1999, 1998 and 1997:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
  Projected benefit obligation at beginning of period.......  $    --    $ 18,036
    Interest cost...........................................       --         668
    Amendments..............................................       --       4,536
    Benefits paid...........................................       --        (866)
    Curtailment.............................................       --      (6,448)
    Settlement..............................................       --     (15,926)
                                                              -------    --------
  Projected benefit obligation at end of period.............       --          --
                                                              -------    --------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of period..........      150      13,391
    Actual return on plan assets............................       --       1,692
    Employer contributions..................................       --       1,859
    Benefits paid...........................................       --        (866)
    Settlement..............................................     (150)    (15,926)
                                                              -------    --------
  Fair value of plan assets at end of period................       --         150
                                                              -------    --------
Prepaid pension cost........................................  $    --    $    150
                                                              =======    ========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED)
    The amendment included in the change in benefit obligation represents the Pension Plan termination during the year ended December 31, 1998.

                                                                1999       1998
                                                              --------   --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,

Discount rate...............................................      N/A      7.00%
Expected return on plan assets..............................      N/A        N/A
Rate of compensation increases..............................      N/A        N/A

    The components of net periodic pension (income) expense for 1999, 1998 and 1997 are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
  Service cost..............................................   $   --    $    --    $ 1,387
  Interest cost.............................................       --        668      1,073
  Expected return on plan assets............................       --       (978)    (1,763)
  Amortization of initial obligation........................       --         --        274
  Amortization of prior service cost........................       --         --       (159)
  Amortization of net actuarial loss........................       --         --        830
  Curtailment gain..........................................       --     (5,301)        --
  Settlement loss...........................................       --      3,823         --
                                                               ------    -------    -------
  Net periodic pension (income) expense.....................   $   --    $(1,788)   $ 1,642
                                                               ======    =======    =======

    In 1998, the Company acquired American Guidance Service. American Guidance Service sponsored a defined benefit pension plan (the "AGS Plan") for the benefit of its employees. The allocation of the purchase price of American Guidance Service included a liability of approximately $792 related to this plan. The benefits to be paid under the AGS Plan were based on years of service and compensation amounts for the average of the highest five consecutive plan years. The AGS Plan was funded by means of contributions by the Company to the plan's trust. The pension funding policy was consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consisted primarily of fixed income, equity and other short-term investments. The following tables set forth the AGS Plan's funded status as of November 17, 1999 (date of divestiture) and December 31, 1998 and the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. RETIREMENT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED) amounts recognized in the Company's statement of operations for the period January 1, 1999 through November 17, 1999 and the year ended December 31, 1998.

                                                              JANUARY 1, 1999-       YEAR ENDED
                                                              NOVEMBER 17, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation at beginning of period.........       $ 9,458             $ 8,682
  Service cost..............................................           593                 318
  Interest cost.............................................           529                 287
  Actuarial loss (gain).....................................        (1,836)                308
  Benefits paid.............................................          (289)               (137)
  Divestiture...............................................        (8,455)                 --
                                                                   -------             -------
Projected benefit obligation at end of period...............            --               9,458
                                                                   -------             -------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period............         7,785               8,198
  Actual return on plan assets..............................         1,025                (276)
  Benefits paid.............................................          (289)               (137)
  Divestiture...............................................        (8,521)                 --
                                                                   -------             -------
Fair value of plan assets at end of period..................            --               7,785
                                                                   -------             -------

Funded status...............................................            --              (1,673)
Unrecognized net actuarial loss.............................            --                 637
                                                                   -------             -------
Accrued pension cost........................................       $    --             $(1,036)
                                                                   =======             =======

COMPONENTS OF NET PERIODIC PENSION EXPENSE:
  Service cost..............................................       $   593             $   318
  Interest cost.............................................           529                 287
  Expected return on plan assets............................          (600)               (361)
  Recognized actuarial loss.................................             3                  --
                                                                   -------             -------
Net periodic pension expense................................       $   525             $   244
                                                                   =======             =======

WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate...............................................          6.50%               6.50%
Expected return on plan assets..............................          9.00%               9.00%
Rate of compensation increases..............................          4.50%               4.50%

    OTHER EMPLOYEE COSTS. During the third quarter of 1998, the Company recorded management reorganization costs of approximately $8,500, which primarily represented severance costs related to approximately fifty individuals. Through December 31, 1999, approximately $6,800 of related cash payments have been made. The remaining $1,700 is expected to be paid during 2000. This charge is recorded in the caption (gain) loss on the sales of businesses and other, net on the accompanying statement of consolidated operations.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $38,099, $36,282 and $36,844 for the years ended December 31, 1999, 1998 and 1997, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. Minimum rental commitments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000..................................................        $ 36,412
2001..................................................          30,837
2002..................................................          24,838
2003..................................................          20,953
2004..................................................          19,230
Thereafter............................................          53,101
                                                              --------
                                                              $185,371
                                                              ========

    Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000..................................................        $ 6,068
2001..................................................          5,582
2002..................................................          4,786
2003..................................................          4,423
2004..................................................          3,982
Thereafter............................................         21,133
                                                              -------
                                                               45,974
Less: Amount representing interest....................         14,840
                                                              -------
Present value of net minimum lease payments...........         31,134
Less: Current portion.................................          3,573
                                                              -------
Long-term obligations (included in long-term debt)....        $27,561
                                                              =======

    CONTINGENCIES. The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

    At December 31, 1999, the Company had letters of credit outstanding of approximately $16,700 (see Note 11).

20. RELATED PARTY TRANSACTIONS

    During each of the years ended December 31, 1999, 1998 and 1997, the Company paid administrative and other fees to KKR, an affiliated party, of $1,000. During the years ended December 31, 1999, 1998 and 1997, the Company paid directors' fees to certain partners of KKR aggregating $285, $180 and $180, respectively. In 1998, a partnership affiliated with KKR purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (see Note 14).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                              FIRST          SECOND         THIRD          FOURTH
                             QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                           ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED
  DECEMBER 31, 1999:
Sales, net...............  $    411,136   $    426,313   $    423,005   $    455,648   $  1,716,102
Operating income
  (loss).................        (3,324)        35,781         26,729         (4,854)        54,332
Net loss.................       (45,994)        (4,884)       (17,097)       (52,138)      (120,113)
Loss applicable to common
  shareholders...........       (59,259)       (18,150)       (30,362)       (65,404)      (173,175)
Basic and diluted loss
  applicable to common
  shareholders per common
  share..................         $(.41)         $(.12)         $(.21)         $(.45)        $(1.19)
Basic and diluted common
  shares outstanding.....   144,597,905    145,371,502    145,055,347    146,649,011    145,418,441

FOR THE YEAR ENDED
  DECEMBER 31, 1998:
Sales, net...............  $    344,986   $    390,050   $    392,296   $    446,241   $  1,573,573
Operating income.........        24,282         28,414         29,783         35,678        118,157
Net loss.................        (9,732)        (7,225)        (9,184)       (11,595)       (37,736)
Loss applicable to common
  shareholders...........       (33,217)       (20,427)       (22,517)       (24,860)      (101,021)
Basic and diluted loss
  applicable to common
  shareholders per common
  share..................         $(.25)         $(.14)         $(.15)         $(.17)         $(.71)
Basic and diluted common
  shares outstanding.....   134,686,401    145,659,940    145,238,934    144,530,821    142,529,024

    During the first quarter of 1999, the Company recorded a $22,000 provision for product-line closures. During the fourth quarter of 1999, the Company recorded a provision for the impairment of long-lived assets of $275,788 and gain on the sale of businesses and other, net of $235,580.

    During the second and third quarters of 1998, the Company recorded a gain on the sales of businesses and other, net of $1,849 and $5,367, respectively (see
Note 4 and Note 18).

22. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into three business segments: specialty magazines, information and education (see Note 1). The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief decision maker views these businesses separately when evaluating and making decisions regarding ongoing operations (see Note 4). Information as to the operations of the Company in different business segments is set forth below based on the nature of the products offered. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is business segment earnings before interest, taxes, depreciation, amortization and provisions for one-time charges ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 2). There were no material intersegment sales between the reported segments.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                              1999         1998         1997
                                           ----------   ----------   ----------
SALES, NET:
  Specialty Magazines....................  $1,051,170   $  927,501   $  714,464
  Information............................     318,922      272,819      228,145
  Education..............................     346,010      330,790      269,246
  Other:
    Non-Core Businesses..................          --       42,463      275,740
                                           ----------   ----------   ----------
  Total..................................  $1,716,102   $1,573,573   $1,487,595
                                           ==========   ==========   ==========
EBITDA (1):
  Specialty Magazines....................  $  203,211   $  187,104   $  159,462
  Information............................      72,647       73,969       63,642
  Education..............................      99,682       90,400       81,833
  Other:
    Corporate............................     (34,986)     (28,324)     (25,545)
    Non-Core Businesses..................          --        6,761       22,620
                                           ----------   ----------   ----------
  Total..................................  $  340,554   $  329,910   $  302,012
                                           ==========   ==========   ==========
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Specialty Magazines....................  $   17,679   $   12,518   $    6,256
  Information............................       6,942        4,001        2,675
  Education..............................      21,517       24,323       23,553
  Other:
    Corporate............................       1,515        1,314        1,031
    Non-Core Businesses..................          --           58        3,819
                                           ----------   ----------   ----------
  Total..................................  $   47,653   $   42,214   $   37,334
                                           ==========   ==========   ==========
TOTAL ASSETS:
  Specialty Magazines....................  $1,489,269   $1,437,530   $  977,947
  Information............................     377,654      377,355      328,574
  Education..............................     546,919    1,047,462      968,690
  Other:
    Corporate............................     300,710      178,518      166,988
    Non-Core Businesses..................          --          209       43,791
                                           ----------   ----------   ----------
  Total..................................  $2,714,552   $3,041,074   $2,485,990
                                           ==========   ==========   ==========
ADDITIONS TO PROPERTY, EQUIPMENT AND
  OTHER, NET:
  Specialty Magazines....................  $   29,885   $   20,303   $    9,085
  Information............................       9,478        8,187        2,563
  Education..............................      28,962       21,918       11,583
  Other:
    Corporate............................       1,163        3,782        1,740
    Non-Core Businesses..................          --        1,048        6,137
                                           ----------   ----------   ----------
  Total..................................  $   69,488   $   55,238   $   31,108
                                           ==========   ==========   ==========

------------------------

(1) EBITDA represents operating income before interest, taxes, depreciation, amortization and one-time

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. BUSINESS SEGMENT INFORMATION (CONTINUED)
    (credits) and charges including an impairment provision for long-lived assets of $275,788, a provision for product-line closures of $22,000 and gain on the sales of businesses and other, net of $(235,580) in 1999 and
    (gain) loss on the sales of businesses and other, net of $(7,216) and $138,640 in 1998 and 1997, respectively.

    The following is a reconciliation of EBITDA to operating income (loss).

                                                1999        1998        1997
                                              ---------   ---------   ---------
Total EBITDA................................  $ 340,554   $ 329,910   $ 302,012
Depreciation of property and equipment......    (47,653)    (42,214)    (37,334)
Amortization of intangible assets, excess of
  purchase price over net assets acquired
  and other.................................   (176,361)   (176,755)   (146,831)
Gain (loss) on the sales of businesses and
  other, net................................    235,580       7,216    (138,640)
Provision for the impairment of long-lived
  assets....................................   (275,788)         --          --
Provision for product-line closures.........    (22,000)         --          --
                                              ---------   ---------   ---------
Operating income (loss).....................  $  54,332   $ 118,157   $ (20,793)
                                              =========   =========   =========

23. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

    As discussed in Note 11, the Amended Credit Facility and the Senior Notes are guaranteed by all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Company ("the Guarantors"). The Guarantors irrevocably and unconditionally, fully, jointly and severally, guarantee the performance and payment when due, of all obligations under the Amended Credit Facility and the Senior Notes. In 1997 and 1998, the financial statements of the guarantor subsidiaries were omitted because the Company believed the separate financial statements would not be material to the shareholders and potential investors. The total assets, revenues, income or equity of non-guarantor subsidiaries, both individually and on a combined basis were inconsequential in relation to the total assets, revenues, income or equity of the Company. In June 1999, the Company created certain unrestricted subsidiaries to hold substantially all of its Internet assets and businesses. These entities were created to enhance the Company's ability to effectively manage its Internet operations, properly incentivize Internet management and allow for the creation of separate capital structures in the future. The Company's unrestricted and foreign subsidiaries are not guarantors of the Company's indebtedness.

    The information that follows presents condensed consolidating financial information as of and for the year ended December 31, 1999 for: a) PRIMEDIA Inc. (as the Issuer), b) the Guarantors, c) the foreign non-guarantor subsidiaries,
d) the unrestricted Internet non-guarantor subsidiaries, e) elimination entries and f) the Company on a consolidated basis.

    Results for the unrestricted Internet non-guarantor subsidiaries are for the six-month period ended December 31, 1999.

    The condensed consolidating financial information includes certain allocations based on management's best estimates and should be read in connection with the consolidated financial statements of the Company.

                         PRIMEDIA INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

                          COMPREHENSIVE INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
Sales, net....................     $      --      $ 1,711,650       $ 6,341          $ 13,384       $ (15,273)      $ 1,716,102
Operating costs and expenses:
  Cost of goods sold..........            --          384,645         1,999            14,395          (8,934)          392,105
  Marketing and selling.......            --          306,270         1,761             7,349              --           315,380
  Distribution, circulation
    and fullfilment...........            --          290,508           950             5,914              --           297,372
  Editorial...................            --          145,284           673                --              --           145,957
  Other general expenses......            --          179,630         1,012             9,106              --           189,748
  Corporate administrative
    expenses..................        34,216              770            --                --              --            34,986
  Depreciation of property and
    equipment.................         1,515           44,885           116             1,137              --            47,653
  Amortization of intangible
    assets, excess of purchase
    price over net assets
    acquired and other........           473          175,055           605               228              --           176,361
  Gain on the sales of
    businesses and other,
    net.......................            --         (229,402)           --            (6,178)             --          (235,580)
  Provision for the impairment
    of long-lived assets......            --          275,788            --                --              --           275,788
  Provision for product-line
    closures..................            --           22,000            --                --              --            22,000
                                   ---------      -----------       -------          --------       ---------       -----------
Operating income (loss).......       (36,204)         116,217          (775)          (18,567)         (6,339)           54,332
Other income (expense):
  Interest expense............      (158,055)          (6,495)         (357)               (2)             --          (164,909)
  Amortization of deferred
    financing costs...........          (143)          (3,139)           (2)               (2)             --            (3,286)
  Equity in losses of
    subsidiaries..............      (123,001)              --            --                --         123,001                --
  Intercompany income.........       196,019               --            --                --        (196,019)               --
  Intercompany expense........            --         (196,004)          (15)               --         196,019                --
  Other, net..................         1,271             (329)         (414)             (278)             --               250
                                   ---------      -----------       -------          --------       ---------       -----------
Loss before income tax
  expense.....................      (120,113)         (89,750)       (1,563)          (18,849)        116,662          (113,613)
Income tax expense............            --           (6,500)           --                --              --            (6,500)
                                   ---------      -----------       -------          --------       ---------       -----------
Net loss......................      (120,113)         (96,250)       (1,563)          (18,849)        116,662          (120,113)
Other comprehensive income
  (loss):
  Unrealized gain on
    available-for-sale
    securities................            --               --            --            88,982              --            88,982
  Foreign currency translation
    adjustments...............            --              198           (96)               --              --               102
                                   ---------      -----------       -------          --------       ---------       -----------
Comprehensive income (loss)...     $(120,113)     $   (96,052)      $(1,659)         $ 70,133       $ 116,662       $   (31,029)
                                   =========      ===========       =======          ========       =========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 UNRESTRICTED
                                                                  FOREIGN          INTERNET                      PRIMEDIA INC.
                                                 GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                               PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                              ---------------   ------------   --------------   --------------   ------------   ---------------
ASSETS
Current assets
  Cash and cash
    equivalents.............    $   11,521      $    13,765       $  2,971         $    404      $        --      $   28,661
  Accounts receivable,
    net.....................            67          231,506            965            3,027               --         235,565
  Intercompany
    receivables.............       866,999           96,850          5,283            1,317         (970,449)             --
  Inventories, net..........            --           30,585              8            2,116               --          32,709
  Prepaid expenses and
    other...................         1,576           33,822             95              987               --          36,480
                                ----------      -----------       --------         --------      -----------      ----------
    Total current assets....       880,163          406,528          9,322            7,851         (970,449)        333,415

Property and equipment,
  net.......................         7,603          133,287            216           11,237               --         152,343
Investment in
  subsidiaries..............     1,199,731               --             --               --       (1,199,731)             --
Other intangible assets,
  net.......................         3,048          612,198          3,009            1,695               --         619,950
Excess of purchase price
  over net assets acquired,
  net.......................       (13,437)       1,216,901          7,380            4,562               --       1,215,406
Deferred income tax asset,
  net.......................       176,200               --             --               --               --         176,200
Other non-current assets....         8,666          101,673             12          106,887               --         217,238
                                ----------      -----------       --------         --------      -----------      ----------
                                $2,261,974      $ 2,470,587       $ 19,939         $132,232      $(2,170,180)     $2,714,552
                                ==========      ===========       ========         ========      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........    $    3,442      $    97,801       $    497         $    938      $        --      $  102,678
  Intercompany payables.....       150,938          737,129         15,828           66,554         (970,449)             --
  Accrued interest
    payable.................        19,379               --             --               --               --          19,379
  Accrued expenses and
    other...................        56,597          156,951            287            3,902               --         217,737
  Deferred revenues.........            --          167,579            678            3,082               --         171,339
  Current maturities of
    long-term debt..........         7,280           15,460             --               --               --          22,740
                                ----------      -----------       --------         --------      -----------      ----------
    Total current
      liabilities...........       237,636        1,174,920         17,290           74,476         (970,449)        533,873
                                ----------      -----------       --------         --------      -----------      ----------
Long-term debt..............     1,695,715           31,656          5,525               --               --       1,732,896
                                ----------      -----------       --------         --------      -----------      ----------
Intercompany notes
  payable...................            --        2,250,568            697               --       (2,251,265)             --
                                ----------      -----------       --------         --------      -----------      ----------
Other non-current
  liabilities...............            --           29,684            254            1,858               --          31,796
                                ----------      -----------       --------         --------      -----------      ----------
Exchangeable preferred
  stock.....................       559,689               --             --               --               --         559,689
                                ----------      -----------       --------         --------      -----------      ----------
Common stock subject to
  redemption................           536               --             --               --               --             536
                                ----------      -----------       --------         --------      -----------      ----------

Shareholders' equity
  (deficiency):
  Common stock..............         1,483               --             --               --               --           1,483
  Additional paid-in
    capital.................       986,649               --             --               --               --         986,649
  Accumulated deficit.......    (1,203,207)      (1,014,505)        (3,945)         (33,084)       1,051,534      (1,203,207)
  Accumulated other
    comprehensive income
    (loss)..................            --           (1,736)           118           88,982               --          87,364
  Unearned stock grant
    compensation............       (15,250)              --             --               --               --         (15,250)
  Common stock in treasury,
    at cost.................        (1,277)              --             --               --               --          (1,277)
                                ----------      -----------       --------         --------      -----------      ----------
    Total shareholders'
      equity (deficiency)...      (231,602)      (1,016,241)        (3,827)          55,898        1,051,534        (144,238)
                                ----------      -----------       --------         --------      -----------      ----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 UNRESTRICTED
                                                                  FOREIGN          INTERNET                      PRIMEDIA INC.
                                                 GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                               PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                              ---------------   ------------   --------------   --------------   ------------   ---------------
                                $2,261,974      $ 2,470,587       $ 19,939         $132,232      $(2,170,180)     $2,714,552
                                ==========      ===========       ========         ========      ===========      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................    $  (120,113)    $   (96,250)      $(1,563)         $(18,849)     $   116,662      $  (120,113)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:
    Depreciation and
      amortization............          2,131         223,079           723             1,367               --          227,300
    Non-cash gain on the sales
      of businesses and other,
      net.....................             --        (229,402)           --            (6,178)              --         (235,580)
    Provision for the
      impairment of long-lived
      assets..................             --         275,788            --                --               --          275,788
    Accretion of discount on
      acquisition obligation,
      distribution advance and
      other...................          1,340           4,134            --                --               --            5,474
    Equity in losses of
      subsidiaries............        123,001              --                              --         (123,001)              --
    Intercompany income.......       (196,019)        (15,273)           --                --          211,292               --
    Intercompany expense......             --         197,309            15             7,629         (204,953)              --
    Non-cash provision for
      product-line closures...             --           8,809            --                --               --            8,809
    Other, net................          1,710            (336)         (398)               --               --              976
  Changes in operating assets
    and liabilities:
  (Increase) decrease in:
    Accounts receivable,
      net.....................            140         (25,395)          (70)              507               --          (24,818)
    Inventories, net..........             --          (2,952)            7            (2,038)              --           (4,983)
    Prepaid expenses and
      other...................         (3,183)         (5,416)           73            (1,152)              --           (9,678)
  Increase (decrease) in:
    Accounts payable..........          3,175          (3,995)          349                 6               --             (465)
    Accrued interest
      payable.................         (1,072)             --            --                --               --           (1,072)
    Accrued expenses and
      other...................         (1,959)         (3,143)          (38)            1,552               --           (3,588)
    Deferred revenues.........             --         (10,301)           77              (635)              --          (10,859)
    Other non-current
      liabilities.............             --              88            12                 7               --              107
                                  -----------     -----------       -------          --------      -----------      -----------
      Net cash provided by
        (used in) operating
        activities............       (190,849)        316,744          (813)          (17,784)              --          107,298
                                  -----------     -----------       -------          --------      -----------      -----------
INVESTING ACTIVITIES:
  Additions to property,
    equipment and other,
    net.......................         (1,163)        (58,559)          (70)           (9,696)              --          (69,488)
  Intercompany asset
    transfers.................             (7)              7            --                --               --               --
  Proceeds from sales of
    businesses and other......             --         406,292            --             7,141               --          413,433
  Payments for businesses
    acquired..................             --        (142,902)           --            (2,665)              --         (145,567)
  Payments for other
    investments...............             --          (4,630)           --            (7,667)              --          (12,297)
                                  -----------     -----------       -------          --------      -----------      -----------
      Net cash provided by
        (used in) investing
        activities............    $    (1,170)    $   200,208       $   (70)         $(12,887)     $        --      $   186,081
                                  -----------     -----------       -------          --------      -----------      -----------

                         PRIMEDIA INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
    Intercompany activity.....    $   470,219     $ 1,039,107       $ 1,647          $ 30,994      $(1,541,967)     $        --
    Borrowings under credit
      agreements..............        862,500               1           288                --               --          862,789
    Repayments of borrowings
      under credit
      agreements..............     (1,070,500)             --            --                --               --       (1,070,500)
    Payments of acquisition
      obligation..............         (7,931)        (13,235)           --                --               --          (21,166)
    Proceeds from issuances of
      common stock, net of
      redemptions.............          9,234              --            --                --               --            9,234
    Increase (decrease) in
      subsidiary capital
      stock...................             --      (1,541,967)           --                --        1,541,967               --
    Purchases of common stock
      for the treasury........        (10,508)             --            --                --               --          (10,508)
    Dividends paid to
      preferred stock
      shareholders............        (53,062)             --            --                --               --          (53,062)
    Deferred financing costs
      paid....................         (2,023)         (3,672)           (2)               --               --           (5,697)
    Other.....................             16            (359)           --                (3)              --             (346)
                                  -----------     -----------       -------          --------      -----------      -----------
      Net cash provided by
        (used in) financing
        activities............        197,945        (520,125)        1,933            30,991               --         (289,256)
                                  -----------     -----------       -------          --------      -----------      -----------
Increase (decrease) in cash
  and cash equivalents........          5,926          (3,173)        1,050               320               --            4,123
Cash and cash equivalents,
  beginning of period.........          5,595          16,938         1,921                84               --           24,538
                                  -----------     -----------       -------          --------      -----------      -----------
Cash and cash equivalents, end
  of period...................    $    11,521     $    13,765       $ 2,971          $    404      $        --      $    28,661
                                  ===========     ===========       =======          ========      ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

    Items 10, 11, 12 and 13 are omitted, except for information as to Executive Officers set forth in Part I, Item 1, as the proxy statement is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K.

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules

                                                                PAGE
                                                              --------
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       PRIMEDIA Inc. and Subsidiaries
         For the Year Ended December 31, 1999...............    S-1
         For the Year Ended December 31, 1998...............    S-2
         For the Year Ended December 31, 1997...............    S-3
       Independent Auditors' Report on Schedules--Deloitte &
      Touche LLP............................................    S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

(b)--Reports on Form 8-K

    PRIMEDIA Inc. filed its Current Report on Form 8-K on December 2, 1999 including information required by Items 2 and 7. This report, dated
November 17, 1999, included the unaudited pro forma statements of consolidated operations of PRIMEDIA Inc. and Subsidiaries for the nine months ended
September 30, 1999 and for the year ended December 31, 1998 and an unaudited pro forma consolidated balance sheet at September 30, 1999, along with a description of all pro forma adjustments. This Current Report was filed in connection with PRIMEDIA Inc.'s sale of the Supplemental Education Group, comprised of Weekly Reader Corporation, PRIMEDIA Reference, Inc., American Guidance Service, Inc. and their respective subsidiaries.

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

           3.3      --Certificate of Designations of the Series D Preferred
                      Stock. (11)

           3.4      --Certificate of Designations of the Series F Preferred
                      Stock. (13)

           3.5      --Certificate of Designations of the Series H Preferred
                      Stock. (15)

           3.6      --Amended and Restated By-laws of K-III. (7)

           3.7      --Certificate of Incorporation of Intertec Publishing
                      Corporation. (2)

           3.8      --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name to
                      PRIMEDIA Intertec Corporation) (16)

           3.9      --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name from
                      PRIMEDIA Intertec Corporation to Intertec Publishing
                      Corporation) (*)

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

           3.17     --Certificate of Incorporation of R.E.R. Publishing
                      Corporation. (2)

           3.18     --Amended and Restated By-laws of R.E.R. Publishing
                      Corporation. (2)

           3.19     --Certificate of Incorporation of Intermodal Publishing
                      Company, Ltd. (2)

           3.20     --Amended and Restated By-laws of Intermodal Publishing
                      Company, Ltd. (2)

           3.21     --Certificate of Incorporation of K-III Magazine
                      Corporation. (2)

           3.22     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Magazine Corporation (changing name to PRIMEDIA
                      Magazines Inc.) (14)

           3.23     --By-laws of K-III Magazine Corporation. (2)

           3.24     --Certificate of Incorporation of K-III Magazine Finance
                      Corporation. (2)

           3.25     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Magazine Finance Corporation (changing name to
                      PRIMEDIA Magazines Finance Inc.) (14)

           3.26     --By-laws of K-III Magazine Finance Corporation. (2)

           3.27     --Certificate of Incorporation of K-III Holdings Corporation
                      III. (2)

           3.28     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Holdings Corporation III (changing name to
                      PRIMEDIA Holdings III Inc.) (14)

           3.29     --By-laws of K-III Holdings Corporation III. (2)

           3.30     --Certificate of Incorporation of Haas Publishing Companies,
                      Inc. (5)

           3.31     --By-laws of Haas Publishing Companies, Inc. (5)

           3.32     --Certificate of Incorporation of Channel One Communications
                      Corporation. (8)

           3.33     --By-laws of Channel One Communications Corporation. (8)

           3.34     --Certificate of Incorporation of Bacon's Information, Inc.
                      (9)

           3.35     --By-laws of Bacon's Information, Inc. (9)

           3.36     --Certificate of Incorporation of PJS Publications, Inc. (8)

           3.37     --Certificate of Amendment to Certificate of Incorporation
                      of PJS Publications, Inc. (changing name to PRIMEDIA
                      Special Interest Publications Inc.) (14)

           3.38     --By-laws of PJS Publications, Inc. (8)

           3.39     --Certificate of Incorporation of Symbol of Excellence
                      Publishers, Inc. (8)

           3.40     --By-laws of Symbol of Excellence Publishers, Inc. (8)

           3.41     --Certificate of Incorporation of American Heat Video
                      Productions, Inc. (12)

           3.42     --By-laws of American Heat Video Productions, Inc. (12)

           3.43     --Certificate of Incorporation of Bankers Consulting
                      Company (12)

           3.44     --By-laws of Bankers Consulting Company (12)

           3.45     --Certificate of Incorporation of Industrial Training
                      Systems Corporation (12)

           3.46     --By-laws of Industrial Training Systems Corporation (12)

           3.47     --Certificate of Incorporation of Law Enforcement Television
                      Network, Inc. (TX) (12)

           3.48     --By-laws of Law Enforcement Television Network, Inc.
                      (TX) (12)

           3.49     --Certificate of Incorporation of Lockert Jackson &
                      Associates, Inc. (12)

           3.50     --By-laws of Lockert Jackson & Associates, Inc. (12)

           3.51     --Certificate of Incorporation of TI-IN Acquisition
                      Corporation (12)

           3.52     --By-laws of TI-IN Acquisition Corporation (12)

           3.53     --Certificate of Incorporation of Westcott Communications,
                      Inc. (12)

           3.54     --Certificate of Amendment to Certificate of Incorporation
                      of Westcott Communications, Inc. (changing name to
                      PRIMEDIA Workplace Learning, Inc.) (14)

           3.55     --By-laws of Westcott Communications, Inc. (12)

           3.56     --Certificate of Incorporation of Westcott Communications
                      Michigan, Inc. (12)

           3.57     --By-laws of Westcott Communications Michigan, Inc. (12)

           3.58     --Certificate of Incorporation of Westcott ECI, Inc. (12)

           3.59     --By-laws of Westcott ECI, Inc. (12)

           3.60     --Certificate of Incorporation of McMullen Argus Publishing,
                      Inc. (12)

           3.61     --By-laws of McMullen Argus Publishing, Inc. (12)

           3.62     --Certificate of Incorporation of The Apartment Guide of
                      Nashville, Inc. (14)

           3.63     --By-laws of The Apartment Guide of Nashville, Inc. (14)

           3.64     --Certificate of Incorporation of Cardinal Business Media,
                      Inc. (14)

           3.65     --By-laws of Cardinal Business Media, Inc. (14)

           3.66     --Certificate of Incorporation of Cardinal Business Media
                      Holdings, Inc. (14)

           3.67     --By-laws of Cardinal Business Media Holdings, Inc. (14)

           3.68     --Certificate of Formation of Cover Concepts Marketing
                      Services, LLC (14)

           3.69     --Limited Liability Company Agreement of Cover Concepts
                      Marketing Services, LLC (14)

           3.70     --Certificate of Incorporation of CSK Publishing Company
                      Incorporated (14)

           3.71     --By-laws of CSK Publishing Company Incorporated (14)

           3.72     --Certificate of Incorporation of GO LO Entertainment,
                      Inc. (14)

           3.73     --By-laws of GO LO Entertainment, Inc. (14)

           3.74     --Certificate of Incorporation of Guinn Communications,
                      Inc. (14)

           3.75     --By-laws of Guinn Communications, Inc. (14)

           3.76     --Certificate of Incorporation of IntelliChoice, Inc. (14)

           3.77     --By-laws of IntelliChoice, Inc. (14)

           3.78     --Certificate of Incorporation of Little Rock Apartment
                      Guide, Inc. (14)

           3.79     --By-laws of Little Rock Apartment Guide, Inc. (14)

           3.80     --Certificate of Incorporation of Memphis Apartment Guide,
                      Inc. (14)

           3.81     --By-laws of Memphis Apartment Guide, Inc. (14)

           3.82     --Certificate of Incorporation of Low Rider Publishing
                      Group, Inc. (14)

           3.83     --By-laws of Low Rider Publishing Group, Inc. (14)

           3.84     --Certificate of Incorporation of Pictorial, Inc. (14)

           3.85     --By-laws of Pictorial, Inc. (14)

           3.86     --Certificate of Incorporation of Plaza Communications,
                      Inc. (14)

           3.87     --By-laws of Plaza Communications, Inc. (14)

           3.88     --Certificate of Incorporation of QWIZ, Inc. (14)

           3.89     --By-laws of QWIZ, Inc. (14)

           3.90     --Certificate of Incorporation of Bowhunter Magazine,
                      Inc. (14)

           3.91     --By-laws of Bowhunter Magazine, Inc. (14)

           3.92     --Certificate of Incorporation of Canoe & Kayak, Inc. (14)

           3.93     --By-laws of Canoe & Kayak, Inc. (14)

           3.94     --Certificate of Incorporation of Climbing, Inc. (14)

           3.95     --By laws of Climbing, Inc. (14)

           3.96     --Certificate of Amendment to Certificate of Incorporation
                      of Cowles Enthusiast Media, Inc. (changing name to
                      PRIMEDIA Enthusiast Publications, Inc.) (16)

           3.97     --Certificate of Incorporation of Cowles Enthusiast Media,
                      Inc. (14)

           3.98     --By-laws of Cowles Enthusiast Media, Inc. (14)

           3.99     --Certificate of Incorporation of Cowles History Group,
                      Inc. (14)

           3.100    --By-laws of Cowles History Group, Inc. (14)

           3.101    --Certificate of Incorporation of Cowles/Simba Information,
                      Inc. (14)

           3.102    --Certificate of Amendment to Certificate of Incorporation
                      of Cowles/Simba Information, Inc. (changing name to Simba
                      Information) (16)

           3.103    --By-laws of Cowles/Simba Information, Inc. (14)

           3.104    --Certificate of Incorporation of Cumberland Publishing,
                      Inc. (14)

           3.105    --By-laws of Cumberland Publishing, Inc. (14)

           3.106    --Certificate of Incorporation of Horse & Rider, Inc. (14)

           3.107    --By-laws of Horse & Rider, Inc. (14)

           3.108    --Certificate of Incorporation of Kitplanes Acquisition
                      Company (14)

           3.109    --By-laws of Kitplanes Acquisition Company (14)

           3.110    --Certificate of Incorporation of RetailVision, Inc. (14)

           3.111    --By-laws of RetailVision, Inc. (14)

           3.112    --Certificate of Incorporation of The Virtual Flyshop,
                      Inc. (14)

           3.113    --By-laws of The Virtual Flyshop, Inc. (14)

           3.114    --Certificate of Incorporation of Cambridge Research Group,
                      Ltd. (16)

           3.115    --By-laws of Cambridge Research Group, Ltd. (16)

           3.116    --Certificate of Formation of CommCorp. LLC (16)

           3.117    --Amendment to Limited Liability Company Operating Agreement
                      of
                      CommCorp. LLC (16)

           3.118    --Certificate of Incorporation of Maddux Publishing,
                      Inc. (16)

           3.119    --By-laws of Maddux Publishing, Inc. (16)

           3.120    --Certificate of Amendment of Articles of Incorporation of
                      Miramar
                      Communications, Inc. (16)

           3.121    --By-laws of Miramar Communications, Inc. (16)

           3.122    --Certificate of Incorporation for TSECRP, Inc. (16)

           3.123    --By-laws of TSECRP, Inc. (16)

           3.124    --Certificate of Incorporation of Calibre Press, Inc. (*)

           3.125    --By-Laws of Calibre Press, Inc. (*)

           3.126    --Certificate of Incorporation of Communication Concepts,
                      Inc. (*)

           3.127    --By-Laws of Communication Concepts, Inc. (*)

           3.128    --Certificate of Incorporation of Game & Fish Merger
                      Subsidiary, Inc. (*)

           3.129    --By-Laws of Game & Fish Merger Subsidiary, Inc. (*)

           3.130    --Certificate of Incorporation of Meridian Education
                      Corporation (*)

           3.131    --By-Laws of Meridian Education Corporation (*)

           4.1      --10 1/4% Senior Note Indenture (including form of note and form of guarantee). (8)

           4.2      --8 1/2% Senior Note Indenture (including forms of note and guarantee). (9)

           4.3      --Form of Class D Subordinated Debenture Indenture
                      (including form of debenture). (11)

           4.4      --Form of Class F Subordinated Debenture Indenture
                      (including form of debenture). (13)

           4.5      --Form of Class H Subordinated Debenture Indenture
                      (including form of debenture). (15)

           4.6      --7 5/8% Senior Note Indenture (including form of note and form of guarantee). (15)

          10.1      --$150,000 Credit Facility with The Chase Manhattan Bank,
                      The Bank of New York, Bankers Trust Company and The Bank of Nova Scotia, as agents (including forms of Guaranty and Contribution Agreements). (16)

          10.2      --Second Amendment and Consent to the $1,500,000,000 Credit
                      Facility with The Chase Manhattan Bank, The Bank of New
                      York, Bankers Trust Company and the Bank of Nova Scotia, as agents, for the Amended and Restated Credit Agreement, dated as of May 24, 1996 and amended and restated as of March 11, 1999. (*)

          10.3      --Second Amendment and Consent to the $1,500,000,000 Credit
                      Facility with The Chase Manhattan Bank, The Bank of New
                      York, Bankers Trust Company and the Bank of Nova Scotia, as agents, for the Amended and Restated Credit Agreement, dated as of May 24, 1996. (*)

         +10.4      --Form of Amended and Restated K-III 1992 Stock Purchase and
                      Option Plan. (7)

         +10.5      --Amendment No. 1 to the 1992 Stock Purchase and Option Plan
                      Amended and Restated as of March 5, 1997. (12)

         +10.6      --Form of Common Stock Purchase Agreement between K-III and senior management. (2)

         +10.7      --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)

         +10.8      --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

          10.9      --Form of Common Stock Purchase Agreement between K-III and senior management. (2)

          10.10     --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)

          10.11     --Form of Securities Purchase Agreement between PRIMEDIA
                      Inc. and KKR 1996 Fund L.P. (16)

         +10.12     --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

          10.13     --Amended Registration Rights Agreement dated as of
                      February 5, 1998 among PRIMEDIA Inc., KKR 1996 Fund L.P.,
                      MA Associates, L.P., FP Associates, L.P., Magazine
                      Associates, L.P., Publishing Associates, L.P., Channel One
                      Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (16)

         +10.14     --Free Cash Flow Long-Term Plan. (1)

         +10.15     --Executive Incentive Compensation Plan. (8)

         +10.16     --Pension Plan. (1)

         +10.17     --1995 Restoration Plan. (8)

         +10.18     --Agreement, dated as of December 24, 1996, between K-III
                      Communications Corporation and Jack L. Farnsworth (12)

         +10.19     Agreement, dated as of November 30, 1999, between PRIMEDIA
                      Inc. and William F. Reilly(*)

         +10.20     Agreement, dated as of October 27, 1999, between PRIMEDIA
                      Inc. and Thomas S. Rogers and Amendment I dated as of
                      October 27, 1999(*)

          21        --Subsidiaries of K-III. (*)

          23        --Independent Auditors' Consent(*)

          27        --1999 Financial Data Schedule

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

(7) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-96516.

(8) Incorporated by reference to K-III Communications Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11106.

(9) Incorporated by reference to K-III Communications Corporation's Form 10-K for the year ended December 31, 1995, File No. 1-11106.

(10) Incorporated by reference to K-III Communications Corporation's Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-03691.

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

(15) Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4, File No. 333-51891.

(16) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11106.

 + Executive contract or compensation plan or arrangement.

(*) Filed herewith.

SUPPLEMENTAL INFORMATION

    The foregoing information is being provided to comply with the annual report requirements of the New York Stock Exchange.

The Company's Board of Directors is:

Thomas S. Rogers                               Chairman of the Board and Chief Executive Officer,
                                               PRIMEDIA Inc.

Beverly C. Chell                               Vice Chairman, General Counsel and Secretary,
                                               PRIMEDIA Inc.

Meyer Feldberg                                 Professor and Dean, Columbia University Graduate
                                               School of Business

Perry Golkin                                   General Partner, KKR Associates; member of the
                                               limited liability company which serves as the general
                                               partner of KKR

H. John Greeniaus                              Former Chairman and Chief Executive Officer of
                                               Nabisco, Inc.

Henry R. Kravis                                Founding Partner, Kohlberg Kravis Roberts & Co. L.P.;
                                               managing member of the Executive Committee of the
                                               limited liability company which serves as the general
                                               partner of KKR

Charles G. McCurdy                             President, PRIMEDIA Inc.

George R. Roberts                              Founding Partner, Kohlberg Kravis Roberts & Co. L.P.;
                                               managing member of the Executive Committee of the
                                               limited liability company which serves as the general
                                               partner of KKR

Michael T. Tokarz                              General Partner, KKR Associates; member of the
                                               limited liability company which serves as the general
                                               partner of KKR

    Messrs. Rogers, Golkin, Kravis and Tokarz are members of the Executive Committee. Messrs. Feldberg and Greeniaus are members of the Audit Committee. Messrs. Golkin, Kravis and Tokarz are members of the Compensation Committee.

    The Company's Registrar and Transfer Agent for the Common Stock is the Bank of New York.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 28, 2000.

                                             PRIMEDIA INC.

                                          By         /S/ BEVERLY C. CHELL
                                             ...................................
                                                     (Beverly C. Chell)
                                                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 28, 2000.

                    SIGNATURES                                            TITLE
---------------------------------------------------  ------------------------------------------------
          /s/ THOMAS S. ROGERS                       Chairman, Chief Executive Officer and Director
 ...................................................    (Principal Executive Officer)
                (Thomas S. Rogers)

        /s/ CHARLES G. MCCURDY                       President and Director
 ...................................................
               (Charles G. McCurdy)

          /s/ BEVERLY C. CHELL                       Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

                                                     Director
 ...................................................
                 (Meyer Feldberg)

            /s/ PERRY GOLKIN                         Director
 ...................................................
                  (Perry Golkin)

                                                     Director
 ...................................................
                (H. John Greeniaus)

                                                     Director
 ...................................................
                  (Henry Kravis)

                                                     Director
 ...................................................
                (George R. Roberts)

         /s/ MICHAEL T. TOKARZ                       Director
 ...................................................
                (Michael T. Tokarz)

       /s/ LAWRENCE R. RUTKOWSKI                     Executive Vice President and Principal Financial
 ...................................................    Officer
              (Lawrence R. Rutkowski)

          /s/ ROBERT J. SFORZO                       Senior Vice President and Principal Accounting
 ...................................................    Officer
                (Robert J. Sforzo)

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT    CHARGED TO              CHARGED TO                      BALANCE AT
                                 BEGINNING OF   COSTS AND                 OTHER                           END OF
DESCRIPTION                         PERIOD       EXPENSES                ACCOUNTS       DEDUCTIONS        PERIOD
-----------                      ------------   ----------              ----------      ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts...................    $ 15,796      $ 14,440               $   2,177 (1)    $(16,056)(2)    $ 14,644
                                                                        $  (1,713)(3)
  Allowance for sales returns
    and
    rebates....................    $ 21,507      $ 17,445               $     370 (1)    $(17,221)(2)    $ 18,102
                                                                        $  (3,999)(3)
Inventory
  Allowance for obsolescence...    $  3,205      $  2,756               $  (2,766)(3)    $ (1,423)(2)    $  1,772

Accumulated amortization
  Goodwill.....................    $137,094      $331,997               $ (25,580)(3)    $(13,355)(2)    $430,156

  Other intangibles............    $777,760      $112,763               $(128,935)(3)    $ (2,145)(2)    $759,443

  Deferred financing costs.....    $  7,309      $  3,286               $    (674)(3)    $    (81)(2)    $  9,840

  Deferred wiring and
    installation costs.........    $ 24,523      $  7,195               $      --        $ (1,640)(2)    $ 30,078

  Prepublication and
    programming costs..........    $ 11,765      $  7,367               $    (415)(3)    $ (1,331)(2)    $ 17,386

  Direct-response advertising
    costs......................    $ 70,113      $ 35,487               $  (8,118)(3)    $(11,141)(2)    $ 86,341

------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and actual returns.

(3) Deductions from related valuation account result from reclassifications and write-offs related to net divestitures.

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT    CHARGED TO              CHARGED TO                      BALANCE AT
                                 BEGINNING OF   COSTS AND                 OTHER                           END OF
DESCRIPTION                         PERIOD       EXPENSES                ACCOUNTS       DEDUCTIONS        PERIOD
-----------                      ------------   ----------              ----------      ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts...................    $ 10,521      $ 12,584                 $ 2,629 (1)    $(14,911)(3)    $ 15,796
                                                                          $ 5,314 (2)
                                                                          $  (341)(4)
  Allowance for sales returns
    and
    rebates....................    $ 27,009      $ 22,556                 $ 1,328 (1)    $(28,474)(3)    $ 21,507
                                                                          $  (912)(4)
Inventory
  Allowance for obsolescence...    $  2,482      $    595                 $ 1,621 (1)    $ (1,472)(3)    $  3,205
                                                                          $   (21)(4)
Accumulated amortization
  Goodwill.....................    $ 94,735      $ 42,623                 $   364 (1)    $    (57)(3)    $137,094
                                                                          $  (571)(4)

  Other intangibles............    $641,862      $127,099                 $12,854 (1)    $ (1,721)(3)    $777,760
                                                                          $(2,334)(4)

  Deferred financing costs.....    $  5,093      $  3,046                 $  (215)(4)    $   (615)(3)    $  7,309

  Deferred wiring and
    installation costs.........    $ 18,718      $  7,033                 $    --        $ (1,228)(3)    $ 24,523

  Prepublication and
    programming costs..........    $  6,843      $  5,759                 $    --        $   (837)(3)    $ 11,765

  Direct-response advertising
    costs......................    $ 53,840      $ 33,354                 $  (235)(4)    $(16,846)(3)    $ 70,113

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

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                   BALANCE AT     CHARGED TO               CHARGED TO                          BALANCE AT
                                  BEGINNING OF    COSTS AND                  OTHER                               END OF
DESCRIPTION                          PERIOD        EXPENSES                 ACCOUNTS         DEDUCTIONS          PERIOD
-----------                       ------------    ----------               ----------        ----------        ----------
Accounts receivable
  Allowance for doubtful
    accounts...................     $ 15,418       $ 20,904                $     850 (1)     $ (21,982)(3)      $ 10,521
                                                                           $   1,732 (2)
                                                                           $  (6,401)(4)
  Allowance for sales returns
    and rebates................     $ 24,098       $ 83,438                $  (3,378)(4)     $ (77,149)(3)      $ 27,009
Inventory
  Allowance for obsolescence...     $  8,703       $  5,674                $     218 (2)     $  (4,837)(3)      $  2,482
                                                                           $  (7,276)(4)

Accumulated amortization
  Goodwill.....................     $ 82,763       $ 29,024                $ (17,026)(4)     $     (26)(3)      $ 94,735

  Other intangibles............     $814,061       $110,799                $(282,911)(4)     $     (87)(3)      $641,862

  Deferred financing costs.....     $  9,794       $  3,071                $      --         $  (7,772)(3)      $  5,093

  Deferred wiring and
    installation costs.........     $ 12,850       $  7,008                $      (7)(4)     $  (1,133)(3)      $ 18,718

  Prepublication and
    programming costs..........     $  7,968       $  4,491                $  (3,489)(4)     $  (2,127)(3)      $  6,843
  Direct-response advertising
    costs......................     $ 70,661       $ 42,659                $ (49,320)(4)     $ (10,160)(3)      $ 53,840

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

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations, shareholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 2, 2000; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PRIMEDIA Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 2, 2000