Form 10-Q
period 2000-03-31
PRIMEDIA INC
filed 2000-05-15
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For Quarter Ended: March 31, 2000


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

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2000: 158,320,553

                                  PRIMEDIA Inc.

                                      INDEX


                                                                         PAGE

Part I.  Financial Information

  Item 1.           Financial Statements

                    Condensed Consolidated Balance Sheets
                    (Unaudited) as of March 31, 2000 and
                    December 31, 1999                                      2

                    Condensed Statements of Consolidated
                    Operations (Unaudited) for the three months
                    ended March 31, 2000 and 1999                          3

                    Condensed Statements of Consolidated
                    Cash Flows (Unaudited) for the three months
                    ended March 31, 2000 and 1999                          4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)                    5-14

  Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      15-20

  Item 3.           Quantitative and Qualitative Disclosures About
                    Market Risk                                           21


Part II.   Other Information:

                    Signatures                                            22

                                        2
                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                    March 31,                   December 31,
                                                                                      2000                         1999
                                                                            --------------------           -------------------
                                                                              (dollars in thousands, except per share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                              $            31,690            $           28,661
     Accounts receivable, net                                                           238,606                       235,565
     Inventories, net                                                                    34,247                        32,709
     Net assets held for sale                                                           133,830                             -
     Prepaid expenses and other                                                          52,049                        36,480
                                                                            --------------------           -------------------
         Total current assets                                                           490,422                       333,415

Property and equipment, net                                                             151,989                       152,343
Other intangible assets, net                                                            567,492                       619,950
Excess of purchase price over net assets acquired, net                                1,098,708                     1,215,406
Deferred income tax asset, net                                                          176,200                       176,200
Other non-current assets                                                                167,662                       217,238
                                                                            --------------------           -------------------
                                                                            $         2,652,473            $        2,714,552
                                                                            ====================           ===================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                       $            83,142            $          102,678
     Accrued interest payable                                                            23,615                        19,379
     Accrued expenses and other                                                         204,706                       217,737
     Deferred revenues                                                                  178,382                       171,339
     Current maturities of long-term debt                                                22,951                        22,740
                                                                            --------------------           -------------------
         Total current liabilities                                                      512,796                       533,873
                                                                            --------------------           -------------------

Long-term debt                                                                        1,820,712                     1,732,896
                                                                            --------------------           -------------------
Other non-current liabilities                                                            30,257                        31,796
                                                                            --------------------           -------------------
Exchangeable preferred stock                                                            560,097                       559,689
                                                                            --------------------           -------------------
Common stock  subject to  redemption  ($.01 par value,  33,500 shares and 53,310 shares outstanding at March 31, 2000
     and December 31, 1999, respectively)                                                   778                           536
                                                                            --------------------           -------------------
Shareholders' deficiency:
     Common stock ($.01 par value,  150,274,383  shares and  148,346,759 shares issued at March 31, 2000 and December
        31, 1999, respectively)                                                           1,503                         1,483
     Additional paid-in capital                                                         973,804                       986,649
     Accumulated deficit                                                             (1,255,904)                   (1,203,207)
     Accumulated other comprehensive income                                              22,603                        87,364
     Unearned stock grant compensation                                                  (12,896)                      (15,250)
     Common stock in treasury, at cost (101,848 shares at March 31,
         2000 and December 31, 1999)                                                     (1,277)                       (1,277)
                                                                            --------------------           -------------------
         Total shareholders' deficiency                                                (272,167)                     (144,238)
                                                                            --------------------           -------------------

                                                                            $         2,652,473            $        2,714,552
                                                                            ====================           ===================

See notes to condensed consolidated financial statements (unaudited).

                                        3
                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                    March 31,

                                                                                       2000                               1999
                                                                              ----------------------             -------------------
                                                                                 (dollars in thousands, except per share amounts)
Sales, net                                                                    $             404,450              $         411,136

Operating costs and expenses:
      Cost of goods sold                                                                     95,851                         93,193
      Marketing and selling                                                                  86,475                         79,110
      Distribution, circulation and fulfillment                                              71,368                         73,641
      Editorial                                                                              33,116                         36,056
      Other general expenses                                                                 53,385                         46,770
      Corporate administrative expenses (excluding $14,792 of
          non-cash compensation in 2000)                                                      8,112                          6,967
      Depreciation of property and equipment                                                 11,288                         12,319
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                           34,384                         44,404
      Non-cash compensation                                                                  14,792                              -
      Integration costs                                                                       6,319                              -
      Provision for product-line closures                                                         -                         22,000
      Gain on sale of investments and other                                                 (10,992)                             -
                                                                              ----------------------             ------------------

Operating income (loss)                                                                         352                         (3,324)
Other expense:
      Interest expense                                                                      (38,356)                       (40,418)
      Amortization of deferred financing costs                                                 (939)                          (708)
      Other, net                                                                               (488)                        (1,544)
                                                                              ----------------------             ------------------
Net loss                                                                                    (39,431)                       (45,994)

Preferred stock dividends - cash                                                            (13,266)                       (13,265)
                                                                              ----------------------             ------------------
Loss applicable to common shareholders                                        $             (52,697)             $         (59,259)
                                                                              ======================             ==================

Basic and diluted loss applicable to common shareholders per
      common share                                                            $               (0.35)             $           (0.41)
                                                                              ======================             ==================

Basic and diluted common shares outstanding                                             149,257,038                    144,597,905
                                                                              ======================             ==================

See notes to condensed consolidated financial statements (unaudited).

                                        4
                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         March 31,

                                                                                   2000                 1999
                                                                            ----------------       --------------
                                                                                   (dollars in thousands)

Operating activities:
    Net loss                                                                $       (39,431)       $     (45,994)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                 46,611               57,431
       Accretion of discount on acquisition obligation
          and other                                                                     938                1,643
       Non-cash provision for product-line closures                                       -                8,809
       Non-cash compensation                                                         14,792                    -
       Gain on sale of investments and other                                        (10,992)                   -
       Other, net                                                                       (63)                  75
    Changes in operating assets and liabilities:
       Increase in:
        Accounts receivable, net                                                     (9,564)             (17,648)
        Inventories, net                                                             (2,467)                (374)
        Prepaid expenses and other                                                  (14,611)              (5,902)
       Increase (decrease) in:
        Accounts payable                                                            (19,703)             (16,874)
        Accrued interest payable                                                      4,236                2,389
        Accrued expenses and other                                                  (21,486)              (8,374)
        Deferred revenues                                                             6,143                7,029
        Other non-current liabilities                                                  (350)               1,040
                                                                            ----------------       --------------

          Net cash used in operating activities                                     (45,947)             (16,750)
                                                                            ----------------       --------------

Investing activities:
    Additions to property, equipment and other, net                                 (16,573)             (12,381)
    Proceeds from sales of investments and other                                     14,284                  900
    Payments for businesses acquired                                                 (3,917)             (40,379)
    Payments for other investments                                                  (11,544)                (750)
                                                                            ----------------       --------------

          Net cash used in investing activities                                     (17,750)             (52,610)
                                                                            ----------------       --------------

Financing activities:
    Borrowings under credit agreements                                              206,276              471,064
    Repayments of borrowings under credit agreements                               (113,289)            (371,500)
    Proceeds from issuances of common stock, net of redemptions                       4,715                  682
    Taxes paid associated with stock option exercises                               (16,891)                   -
    Dividends paid to preferred stock shareholders                                  (13,266)             (13,265)
    Deferred financing costs paid                                                      (174)              (3,181)
    Other                                                                              (645)                (492)
                                                                            ----------------       --------------

          Net cash provided by financing activities                                  66,726               83,308
                                                                            ----------------       --------------

Increase in cash and cash equivalents                                                 3,029               13,948
Cash and cash equivalents, beginning of period                                       28,661               24,538
                                                                            ----------------       --------------
Cash and cash equivalents, end of period                                    $        31,690        $      38,486
                                                                            ================       ==============

Supplemental information:
    Cash interest paid                                                      $        32,524        $      35,799
                                                                            ================       ==============

    Non-cash activities:
       Stock option exercise transactions                                   $        17,498        $           -
                                                                            ================       =============
       Advertising-for-equity transactions                                  $        10,152        $           -
                                                                            ================       =============


See notes to condensed consolidated financial statements (unaudited).

                           PRIMEDIA Inc. and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (dollars in thousands, except per share amounts)


1.       Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1999. The operating results for the three-month periods ended March 31 are not necessarily indicative of the results that may be expected for a full year.

On March 30, 2000, the Company realigned its segment reporting to conform to its new strategic direction, including organization, management and growth initiatives (see Note 11). The Company's two new segments are consumer (including both traditional and new media operations) and business-to-business (including both traditional and new media operations).The Company's traditional media operations exclude Non-Core Businesses and pro forma Internet (new media) operations. Pro forma Internet (new media) operations reflect certain adjustments including the allocation of bundled revenues and various intercompany expenses. The consumer segment includes PRIMEDIA Consumer Magazines, PRIMEDIA Enthusiast Group, Films for the Humanities and Sciences, Channel One Communications, HPC Publications and related Internet operations. The business-to business segment includes PRIMEDIA Intertec, Bacon's, PRIMEDIA Information, QWIZ, Inc., Pictorial, Inc., PRIMEDIA Workplace Learning and related Internet operations (see Note 10).


2.       Inventories, Net

Inventories consist of the following:

                                        March 31,               December 31,
                                          2000                     1999
                                    ------------------      ------------------
Finished goods                      $          17,530        $         10,459
Work in process                                   352                     315
Raw materials                                  18,335                  23,707
                                    ------------------      ------------------
                                               36,217                  34,481
Less: Allowance for obsolescence                1,970                   1,772
                                    ------------------      ------------------
                                    $          34,247        $         32,709
                                    ==================      ==================


3.  Investments

Marketable Securities

In the first quarter of 2000, the Company sold two of PRIMEDIA Ventures' investments in marketable securities for total proceeds of $11,279 and realized a gain of $10,689, which is included in gain on sale of investments and other on the accompanying condensed statement of consolidated operations. In addition, the Company recorded an unrealized loss of $64,706 related to the revaluation of its PRIMEDIA Ventures' investments meeting the available-for-sale criteria of SFAS No.115. This unrealized loss is recorded as a component of comprehensive loss for the three months ended March 31, 2000 (see Note 8). At March 31, 2000, the cost and fair value of the investments in marketable securities was $2,217 and $26,493, respectively. At December 31, 1999, the cost and fair value of the investments in marketable securities was $2,807 and $91,789, respectively.

Advertising-for-equity transactions

In the first quarter of 2000, the Company entered various advertising-for-equity transactions, some of which also included cash consideration. Through March 31, 2000, the Company's investments totaled approximately $17,000, approximately $7,000 of which was in cash. The remainder represents advertising and other services to be rendered by the Company in exchange for these equity investments. The Company will recognize these amounts as revenue as services are rendered. These investments are included as other non-current assets on the accompanying condensed consolidated balance sheet.

Investment in CMGI, Inc.

On March 30, 2000, the Company announced that it will acquire 1,530,000 shares of common stock of CMGI, Inc. in exchange for eight million shares of the Company's common stock (par value $.01).


4.       Long-Term Debt

Long-term debt consists of the following:

                                          March 31,            December 31,
                                            2000                   1999
                                      ------------------    ------------------
Borrowings under credit facilities    $       1,138,000      $      1,050,525
10 1/4% Senior Notes due 2004                   100,000               100,000
 8 1/2% Senior Notes due 2006                   299,137               299,109
 7 5/8% Senior Notes due 2008                   248,786               248,756
                                      ------------------    ------------------
                                              1,785,923             1,698,390
Obligation under capital leases                  31,148                31,134
Acquisition obligation payable                   26,592                26,112
                                      ------------------    ------------------
                                              1,843,663             1,755,636
Less: Current portion                            22,951                22,740
                                      ------------------    ------------------
                                      $       1,820,712      $      1,732,896
                                      ==================    ==================

As of March 31, 2000, the Company had unused bank commitments of approximately $405,000.

5.       Exchangeable Preferred Stock


Exchangeable Preferred Stock consists of the following:

                                                  March 31,        December 31,
                                                    2000              1999
                                               --------------   ---------------
$10.00 Series D Exchangeable Preferred Stock   $    195,724      $    195,588
$9.20 Series F Exchangeable Preferred Stock         121,046           120,941
$8.625 Series H Exchangeable Preferred Stock        243,327           243,160
                                               --------------   ---------------
                                                $   560,097    $      559,689
                                               ==============   ===============

$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2000 and December 31, 1999. The liquidation and redemption value at March 31, 2000 and December 31, 1999 was $200,000.

$9.20 Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2000 and December 31, 1999. The liquidation and redemption value at March 31, 2000 and December 31, 1999 was $125,000.


$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2000 and December 31, 1999. The liquidation and redemption value at March 31, 2000 and December 31, 1999 was $250,000.


6.       Non-cash Compensation

During the three months ended March 31, 2000, the Company recorded $14,792 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consist of a $2,354 pro-rata charge related to 1,380,711 shares of common stock granted to a senior executive in 1999, and a $12,438 charge related to the extension of stock option expiration periods for a senior executive during the first quarter of 2000. At March 31, 2000 and December 31, 1999, unearned stock grant compensation balances of $12,896 and $15,250, respectively, are recorded on the accompanying condensed consolidated balance sheets.


7.       Integration Costs

During the three months ended March 31, 2000, the Company recorded $6,319 of integration costs relating to a management reorganization. These integration costs consist of approximately $2,800 for consultants related to sourcing and integration initiatives, approximately $2,100 related to severance costs and approximately $1,400 related to recruiting for senior executives hired during the first quarter of 2000. Through March 31, 2000, approximately $400 of related cash payments have been made primarily for recruiting. The remaining costs are expected to be paid during 2000.


8.       Comprehensive Loss


Comprehensive loss for the three months ended March 31, 2000 and 1999 is presented in the following table:


                                                           Three Months Ended
                                                        March 31,      March 31,
                                                          2000          1999
                                                     -----------     -----------
Net loss                                             $  (39,431)     $  (45,994)
Other comprehensive loss:
   Unrealized loss on available-for-sale securities,
     net of taxes                                       (64,706)              -
   Foreign currency translation adjustments                 (55)            (35)
                                                     -----------     -----------
Total comprehensive loss                             $ (104,192)     $  (46,029)
                                                     ===========     ===========


9.       Loss per Common Share

Loss per common share for the three-month periods ended March 31, 2000 and 1999 has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.


10.       Net Assets Held for Sale

On March 30, 2000, the Company announced its intention to divest QWIZ, Inc., Pictorial, Inc. and several business directories (see Note 1). Proceeds from the sale of these businesses are expected to exceed their carrying values and will primarily be used to pay down borrowings under the Company's credit facilities. The net assets of these businesses are recorded at their carrying value as net assets held for sale on the accompanying condensed consolidated balance sheet as of March 31, 2000.


11.      Business Segment Information

On March 30, 2000, the Company's operations were reclassified into two new segments, consumer and business-to-business and previously reported results have been restated accordingly (see Note 1). Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. PRIMEDIA's chief decision maker evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization, non-cash compensation, integration costs, provision for one-time charges and gain on sale of investments and other ("EBITDA"). There were no material intersegment sales between the reported segments.

During 1999, the Company divested the supplemental education group (which includes Weekly Reader Corporation, PRIMEDIA Reference Inc. and American
Guidance Service Inc.) ("SEG"). In 2000, the Company reclassified SEG as Non-Core Businesses and has restated prior periods accordingly. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief decision maker views these businesses separately when evaluating and making decisions regarding ongoing operations.




                                                                      Three Months Ended
                                                                           March 31,
                                                                    2000               1999
                                                               -------------      --------------
Sales, Net:
  Consumer                                                     $    272,194          $ 253,347
  Business-to-business                                              132,256            124,785
  Other:
      Non-Core Businesses                                                 -             33,004
                                                               -------------      --------------
Total                                                          $    404,450          $ 411,136
                                                               =============      ==============

EBITDA (1):
  Consumer                                                     $     44,071           $ 50,820
  Business-to-business                                               20,184             22,381
  Other:
      Corporate                                                      (8,112)            (6,967)
      Non-Core Businesses                                                 -              9,165
                                                               -------------      --------------
Total                                                          $     56,143           $ 75,399
                                                               =============      ==============


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1)   EBITDA   represents   earnings  before  interest,   taxes,   depreciation,
      amortization, non-cash compensation, integration costs,provision for one-time charges and gain on sale of investments and other.

The following is a reconciliation of EBITDA to operating income (loss):

                                                                        Three Months Ended
                                                                             March 31,
                                                                    2000                 1999
                                                               ----------------    -----------------
Total EBITDA                                                          $ 56,143             $ 75,399
Depreciation of property and equipment                                 (11,288)             (12,319)
Amortization of intangible assets, excess of purchase
      price over net assets acquired and other                         (34,384)             (44,404)
Non-cash compensation                                                  (14,792)                   -
Integration costs                                                       (6,319)                   -
Gain on sale of investments and other                                   10,992                    -
Provision for product-line closures                                          -              (22,000)
                                                               ----------------    -----------------
Operating income (loss)                                                  $ 352             $ (3,324)
                                                               ================    =================


12.      Subsequent Events

On April 30, 2000, Liberty Media Corporation ("Liberty Media") and the Company completed a previously announced transaction in which Liberty Media invested $200 million in cash in exchange for approximately 5% of the Company's issued and outstanding shares of common stock, and a warrant to purchase an additional
1.5 million shares of the Company's common stock. The Company also completed its previously announced purchase of 625,000 shares of Liberty Digital Series A common stock at $40 per share. The companies are working together to develop consumer broadband video and other interactive video applications for PRIMEDIA's portfolio of content.


13. Financial Information for Guarantors of the Company's Debt

The information that follows presents condensed consolidating financial information as of and for the three months ended March 31, 2000 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, c) the foreign non-guarantor subsidiaries, d) the unrestricted Internet non-guarantor subsidiaries, e) elimination entries and f) the Company on a consolidated basis.

The condensed consolidating financial information includes certain allocations based on management's best estimates and should be read in connection with the condensed consolidated financial statements of the Company.

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 2000
                             (dollars in thousands)

                                                                                            Unrestricted
                                                                              Foreign         Internet                 PRIMEDIA Inc.
                                                               Guarantor    Non-Guarantor   Non-Guarantor                   and
                                               PRIMEDIA Inc.  Subsidiaries  Subsidiaries    Subsidiaries  Eliminations  Subsidiaries
                                              --------------------------------------------------------------------------------------
Sales, net                                    $         -    $   402,275    $    1,522    $      8,818     $ (8,165)    $   404,450
Operating costs and expenses:
     Cost of goods sold                                 -         92,575           548           6,668       (3,940)         95,851
     Marketing and selling                              -         79,046           478           7,881         (930)         86,475
     Distribution, circulation and fulfillment          -         68,485           157           2,726            -          71,368
     Editorial                                          -         32,664           108             344            -          33,116
     Other general expenses                             -         47,290           243           5,852            -          53,385
     Corporate administrative expenses              7,936              -             -             176            -           8,112
     Depreciation of property and equipment           450          9,964            25             849            -          11,288
     Amortization of intangible assets, excess
        of purchase price over net assets
        acquired and other                            127         33,936           188             133            -          34,384
     Non-cash compensation                         14,792              -             -               -            -          14,792
     Integration costs                              6,319              -             -               -            -           6,319
     Gain on sale of investments and other              -           (303)            -         (10,689)           -         (10,992)
                                              --------------------------------------------------------------------------------------

Operating income (loss)                           (29,624)        38,618          (225)         (5,122)      (3,295)            352
Other income (expense):
     Interest expense                             (36,836)        (1,427)          (93)              -            -         (38,356)
     Amortization of deferred financing costs           -           (938)            -              (1)           -            (939)
     Equity in losses of subsidiaries             (47,837)             -             -               -       47,837               -
     Intercompany management fees and interest     74,683        (74,683)            -               -            -               -
     Other, net                                       183           (425)          (93)           (153)           -            (488)
                                              --------------------------------------------------------------------------------------

Net loss                                      $   (39,431)   $   (38,855)   $     (411)   $     (5,276)    $ 44,542     $   (39,431)
                                              ======================================================================================


                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2000
                             (dollars in thousands)

                                                                                        Unrestricted
                                                                           Foreign        Internet                     PRIMEDIA Inc.
                                                          Guarantor      Non-Guarantor  Non-Guarantor                       and
                                          PRIMEDIA Inc.  Subsidiaries    Subsidiaries   Subsidiaries   Eliminations    Subsidiaries
                                        -------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents           $    16,888      $     10,839   $       3,154   $       809     $         -     $    31,690
    Accounts receivable, net                    640           232,910             749         4,307               -         238,606
    Intercompany receivables                147,766           156,939           5,167           711        (310,583)              -
    Inventories, net                              -            32,124               6         2,117               -          34,247
    Net assets held for sale                      -           133,399             431             -               -         133,830
    Prepaid expenses and other                6,663            43,058              84         2,244               -          52,049
                                        -------------------------------------------------------------------------------------------
       Total current assets                 171,957           609,269           9,591        10,188        (310,583)        490,422

Property and equipment, net                   7,404           127,585             178        16,822               -         151,989
Investment in subsidiaries                1,246,022                 -               -             -      (1,246,022)              -
Other intangible assets, net                  2,921           562,124             859         1,588               -         567,492
Excess of purchase price over net
  assets acquired, net                      (13,437)        1,103,790           3,474         4,881               -       1,098,708
Deferred income tax asset, net              176,200                 -               -             -               -         176,200
Other non-current assets                     18,663            99,456              12        49,531               -         167,662
                                        -------------------------------------------------------------------------------------------
                                        $ 1,609,730      $  2,502,224   $      14,114   $    83,010     $(1,556,605)    $ 2,652,473
                                        ===========================================================================================


LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                    $       551      $     81,371   $         300   $       920     $         -     $    83,142
    Intercompany payables                  (547,641)          753,996          16,987        87,241        (310,583)              -
    Accrued interest payable                 23,615                 -               -             -               -          23,615
    Accrued expenses and other               70,912           130,871             218         2,705               -         204,706
    Deferred revenues                             -           173,692             627         4,063               -         178,382
    Current maturities of long-term debt      7,257            15,671               -            23               -          22,951
                                         ------------------------------------------------------------------------------------------
       Total current liabilities           (445,306)        1,155,601          18,132        94,952        (310,583)        512,796
                                        -------------------------------------------------------------------------------------------

Long-term debt                            1,788,931            31,753               -            28               -       1,820,712
                                        -------------------------------------------------------------------------------------------
Intercompany notes payable                        -         2,345,394               -             -      (2,345,394)              -
                                        -------------------------------------------------------------------------------------------
Other non-current liabilities                     -            28,088             253         1,916               -          30,257
                                        -------------------------------------------------------------------------------------------
Exchangeable preferred stock                560,097                 -               -             -               -         560,097
                                        -------------------------------------------------------------------------------------------
Common stock subject to redemption              778                 -               -             -               -             778
                                        -------------------------------------------------------------------------------------------

Shareholders' deficiency:
    Common stock                              1,503                 -               -             -               -           1,503
    Additional paid-in capital              973,804                 -               -             -               -         973,804
    Accumulated deficit                  (1,255,904)       (1,056,853)         (4,356)      (38,163)      1,099,372      (1,255,904)
    Accumulated other comprehensive
      income (loss)                               -            (1,759)             85        24,277               -          22,603
    Unearned stock grant compensation       (12,896)                -               -             -               -         (12,896)
    Common stock in treasury, at cost        (1,277)                -               -             -               -          (1,277)
                                        -------------------------------------------------------------------------------------------
       Total shareholders' deficiency      (294,770)       (1,058,612)         (4,271)      (13,886)      1,099,372        (272,167)
                                        -------------------------------------------------------------------------------------------
                                        $ 1,609,730      $  2,502,224   $      14,114   $    83,010     $(1,556,605)    $ 2,652,473
                                        ===========================================================================================

13.  Financial Information For Guarantors of the Company's Debt (Continued)


                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 2000
                             (dollars in thousands)


                                                                                            Unrestricted
                                                                               Foreign        Internet                 PRIMEDIA Inc.
                                                               Guarantor    Non-Guarantor   Non-Guarantor                  and
                                             PRIMEDIA Inc.   Subsidiaries    Subsidiaries   Subsidiaries  Eliminations Subsidiaries
                                             ---------------------------------------------------------------------------------------


Operating activities:
   Net loss                                    $  (39,431)    $   (38,855)   $   (411)      $   (5,276)    $   44,542   $   (39,431)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                    577          44,838         213              983              -        46,611
     Accretion of discount on acquisition
      obligation and other                            157             781           -                -              -           938
     Non-cash compensation                         14,792               -           -                -              -        14,792
     Gain on sale of investments and other              -            (303)          -          (10,689)             -       (10,992)
     Equity in losses of subsidiaries              47,837               -           -                -        (47,837)            -
     Intercompany (income) expense                (74,683)         67,448           -            3,940          3,295             -
     Other, net                                         -             (77)         14                -              -           (63)
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net                        (595)         (7,458)        (85)          (1,426)             -        (9,564)
     Inventories, net                                   -          (2,468)          2               (1)             -        (2,467)
     Prepaid expenses and other                       (63)        (10,159)        (15)          (4,374)             -       (14,611)
   Increase (decrease) in:
     Accounts payable                              (2,891)        (16,762)       (115)              65              -       (19,703)
     Accrued interest payable                       4,236               -           -                -              -         4,236
     Accrued expenses and other                     1,876         (22,147)         16           (1,231)             -       (21,486)
     Deferred revenues                                  -           5,086           -            1,057              -         6,143
     Other non-current liabilities                     (1)           (353)         (1)               5              -          (350)
                                              --------------------------------------------------------------------------------------
       Net cash provided by (used in)
         operating activities                     (48,189)         19,571        (382)         (16,947)             -       (45,947)
                                              --------------------------------------------------------------------------------------

Investing activities:
   Additions to property, equipment and
     other, net                                      (159)         (9,395)          -           (7,019)             -       (16,573)
   Proceeds from sales of investments
     and other                                          -           3,000           -           11,284              -        14,284
   Payments for businesses acquired                     -          (3,728)          -             (189)             -        (3,917)
   Payments for other investments                  (6,725)             71           -           (4,890)             -       (11,544)
                                              --------------------------------------------------------------------------------------
       Net cash used in investing activities       (6,884)        (10,052)          -             (814)             -       (17,750)
                                              --------------------------------------------------------------------------------------


Financing activities:
   Intercompany activity                           (7,065)        (11,679)        578           18,166              -             -
   Borrowings under credit agreements             206,000               -         276                -              -       206,276
   Repayments of borrowings under credit
     agreements                                  (113,000)              -        (289)               -              -      (113,289)
   Proceeds from issuances of common
     stock, net of redemptions                      4,715               -           -                -              -         4,715
   Taxes paid associated with stock option
     exercises                                    (16,891)              -           -                -              -       (16,891)
   Dividends paid to preferred stock
     shareholders                                 (13,266)              -           -                -              -       (13,266)
   Deferred financing costs paid                        -            (174)          -                -              -          (174)
   Other                                              (53)           (592)          -                -              -          (645)
                                              --------------------------------------------------------------------------------------
       Net cash provided by (used in)
         financing activities                      60,440         (12,445)        565           18,166              -        66,726
                                              --------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
   equivalents                                      5,367          (2,926)        183              405              -         3,029
Cash and cash equivalents, beginning of
   period                                          11,521          13,765       2,971              404              -        28,661
                                              --------------------------------------------------------------------------------------
Cash and cash equivalents, end of period      $    16,888     $    10,839    $  3,154     $        809     $        -   $    31,690
                                              ======================================================================================




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

The following discussion and analysis of the Company's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company has realigned its segment reporting to conform to its new strategic direction, including organization, management and growth initiatives. The Company's two new segments are consumer (including both traditional and new media operations) and business-to-business (including both traditional and new media operations). The Company's traditional media operations exclude Non-Core Businesses and pro forma Internet (new media) operations. Pro forma Internet (new media) operations reflect certain adjustments including the allocation of bundled revenues and various intercompany expenses. The consumer segment includes PRIMEDIA Consumer Magazines, PRIMEDIA Enthusiast Group, Films for the Humanities and Sciences, Channel One Communications, HPC Publications and related Internet operations. The business-to business segment includes PRIMEDIA Intertec, Bacon's, PRIMEDIA Information, QWIZ, Inc., Pictorial, Inc., PRIMEDIA Workplace Learning and related Internet operations.

Management believes a meaningful comparison of the results of operations for the three months ended March 31, 2000 and 1999 is obtained by using the segment information. In addition, the Company presents results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses include the supplemental education group (which includes Weekly Reader Corporation, PRIMEDIA Reference Inc. and American Guidance Service Inc.) ("SEG"), which was divested in the fourth quarter of 1999. Management believes that this presentation is the most useful way to analyze the historical trends of the businesses.

Prior period results have been restated to reflect the Company's new segment reporting and reclassification of SEG as a non-core business.

Earnings before interest, taxes, depreciation, amortization, non-cash compensation, integration costs, provision for one-time charges and gain on sale of investments and other, or EBITDA, is a widely used and commonly reported standard measure utilized by analysts, investors and other interested parties in the analysis of the media industry. EBITDA is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. This information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.


                                        PRIMEDIA Inc. and Subsidiaries
                                 Unaudited Results of Consolidated Operations
                                            (dollars in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2000                  1999
                                                                          ----------------     -----------------
Sales, Net:

      Continuing Businesses:
           Consumer                                                       $       272,194       $       253,347
           Business-to-business                                                   132,256               124,785
                                                                          ----------------     -----------------
               Subtotal                                                           404,450               378,132
      Non-Core Businesses                                                               -                33,004
                                                                          ----------------     -----------------
               Total                                                      $       404,450       $       411,136
                                                                          ================     =================


EBITDA:
      Continuing Businesses:
           Consumer                                                       $        44,071       $        50,820
           Business-to-business                                                    20,184                22,381
           Corporate                                                               (8,112)               (6,967)
                                                                          ----------------     -----------------
               Subtotal                                                            56,143                66,234
      Non-Core Businesses                                                               -                 9,165
                                                                          ----------------     -----------------
               Total                                                      $        56,143       $        75,399
                                                                          ================     =================


Operating Income (Loss):
      Continuing Businesses:
           Consumer                                                       $        18,535       $        22,194
           Business-to-business                                                       927               (20,961)
           Corporate                                                              (19,110)               (7,216)
                                                                          ----------------     -----------------
               Subtotal                                                               352                (5,983)
      Non-Core Businesses                                                               -                 2,659
                                                                          ----------------     -----------------
               Total                                                                  352                (3,324)

Other Expense:
      Interest expense                                                            (38,356)              (40,418)
      Amortization of deferred
           financing costs                                                           (939)                 (708)
      Other, net                                                                     (488)               (1,544)
                                                                          ----------------     -----------------
Net Loss                                                                  $       (39,431)      $       (45,994)
                                                                          ================     =================




RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Three months Ended March 31, 2000 Compared to Three months Ended March 31, 1999:

Consolidated Results:

Total sales decreased 1.6% to $404,450 in the first quarter of 2000 from $411,136 in the 1999 period. Sales from Continuing Businesses increased 7.0% to $404,450 in 2000 from $378,132 in 1999 due to growth in both segments. Traditional media sales from continuing businesses increased 5.9% to $395,632 in 2000 from $373,442 in 1999 due to growth in both segments. New media sales from continuing businesses increased 88.0% to $8,818 in 2000 from $4,690 in 1999 due to growth in both segments.

Total EBITDA decreased 25.5% to $56,143 in 2000 from $75,399 in 1999. EBITDA from Continuing Businesses decreased 15.2% to $56,143 in 2000 from $66,234 in 1999 due to decreases in both segments. Traditional media EBITDA from continuing businesses in 2000 was essentially flat compared to 1999.

Total operating income (loss) was $352 in 2000 compared to $(3,324) in 1999. Operating income (loss) from Continuing Businesses was $352 in 2000 compared to $(5,983) in 1999. This change was due to the gain on sale of investments and other recorded during the first quarter of 2000 and the $22,000 charge related to product-line closures at PRIMEDIA Workplace Learning recorded during the first quarter of 1999, partially offset by the decrease in EBITDA and non-cash compensation and integration costs recorded during 2000.

Interest expense decreased by 5.1% in the first quarter of 2000 compared to 1999. This decrease is the result of the use of proceeds from the sale of SEG to repay debt during the fourth quarter of 1999, as well as reduced acquisition activity during the first quarter of 2000.


Consumer:

Sales from Continuing Businesses increased 7.4% to $272,194 in the first quarter of 2000 from $253,347 in 1999 due primarily to double-digit growth at the apartment guides, as well as strong advertising at certain consumer and enthusiast properties. These increases were partially offset by weakness at Channel One due to lower levels of advertising by certain advertisers. Traditional media sales from continuing businesses increased 6.8% to $267,957 in 2000 from $250,868 in 1999. New media sales from continuing businesses increased 70.9% to $4,237 in 2000 from $2,479 in 1999 primarily due to an increase in consumer guide Internet advertising.

EBITDA from Continuing Businesses decreased 13.3% to $44,071 in 2000 from $50,820 in 1999. The EBITDA margin for Continuing Businesses decreased to 16.2% in 2000 from 20.1% in 1999. The decreased margin is reflective of increased Internet spending primarily at HPC Publications, lower levels of advertising at Channel One and higher circulation costs at the consumer magazines. Traditional media EBITDA from continuing businesses in 2000 was essentially flat compared to 1999. The traditional media EBITDA margin from continuing businesses decreased to 20.2% in 2000 from 21.6% in 1999 due to lower levels of advertising at Channel One and higher circulation costs at the consumer magazines.

Operating income from Continuing  Businesses  decreased 16.5% to $18,535 in 2000
from  $22,194  in  1999.   The  decrease  in  operating   income  was  primarily
attributable to the decrease in EBITDA.


Business-to-Business:

Sales from Continuing Businesses increased 6.0% to $132,256 in the first quarter of 2000 from $124,785 in 1999. The increase is primarily attributable to the growth at certain business-to-business magazines and trade shows and at Bacon's, which has launched new on-line products. Traditional media sales from continuing business increased 4.2% to $127,675 in 2000 from $122,574 in 1999. New media sales from continuing businesses increased 107.2% to $4,581 in 2000 from $2,211 in 1999 primarily due to growth at Digibid, an online auction site, as well as new on-line products at Bacon's.

EBITDA from Continuing Businesses decreased 9.8% to $20,184 in 2000 from $22,381 in 1999. The EBITDA margin decreased to 15.3% in 2000 from 17.9% in 1999. The decrease in the margin is reflective of increased Internet investment and weakness at PRIMEDIA Workplace Learning due to higher marketing and selling expenses. Traditional media EBITDA from continuing businesses increased 5.3% to $24,317 in 2000 from $23,099 in 1999. The traditional media EBITDA margin from continuing businesses increased slightly to 19.0% in 2000 from 18.8% in 1999. The increased margin was offset by weakness at PRIMEDIA Workplace Learning due to higher marketing and selling expenses.

Operating income (loss) from Continuing Businesses increased to $927 in 2000 from $(20,961) in 1999. The increase in operating income is primarily attributable to the $22,000 provision for product-line closures, which was recorded during the first quarter of 1999.


Internet Operations:

The following presents information related to the Company's Internet operations. The results are pro forma for the first three months of 1999 and present these Internet operations as if they were conducted as stand-alone businesses. Pro forma adjustments include the allocation of bundled revenues and various intercompany expenses.

The Company applied standard Internet industry ranges and methodologies to its historical operating results to calculate pro forma results related to the following on-line transactions: sales of print products, third-party commerce, proprietary product sales, subscriptions, display and classified advertisements and pay-per-use services.

In June 1999, intercompany agreements were put in place and the methodology utilized in the previous 18 months was consistent with and incorporated into these agreements. The following pro forma information was prepared as if these intercompany agreements were in place effective January 1, 1999.

The Company believes the accounting used for the pro forma adjustments provides a reasonable basis on which to present the pro forma results. The pro forma Internet information is provided for informational purposes only, should not be construed to be indicative of the historical results had these Internet operations been operated as stand-alone operations and is not intended to project future results of operations of the Internet businesses.


                                       PRIMEDIA Inc. and Subsidiaries
                                              Internet Operations
                                          Three Months Ended March 31,

                                                                                        1999
                                           2000                  1999                Pro Forma                    1999
                                          Actual                Actual              Adjustments                Pro Forma
                                    -----------------      ---------------      ------------------        ------------------

Internet Revenues:
   Consumer                         $          4,237       $          367       $           2,112 (1)     $           2,479
   Business-to-business                        4,581                2,211                     -                       2,211
                                    -----------------      ---------------      ------------------        ------------------
     Total                          $          8,818       $        2,578       $           2,112         $           4,690
                                    =================      ===============      ==================        ==================

Internet EBITDA (Loss) :
   Consumer                         $        (10,076)      $       (2,628)      $            (712)(2)     $          (3,340)
   Business-to-business                       (4,133)                 704                  (1,422)(2)                  (718)
   Corporate                                    (620)                (318)                   (134)(2)                  (452)
                                    -----------------      ---------------      ------------------        ------------------
     Total                          $        (14,829)      $       (2,242)      $          (2,268)        $          (4,510)
                                    =================      ===============      ==================        ==================

(1) Represents the intercompany allocation of the on-line portion of bundled classified ad sales related to the consumer guides.

(2) Represents intercompany commissions charged by the traditional media businesses to the Internet businesses primarily for on-line advertising and subscriptions, intercompany advertising expense as well as general overhead allocations.



Liquidity and Capital Resources

Consolidated working capital deficiency including net assets held for sale and current maturities of long-term debt was $22,374 at March 31, 2000 as compared to $200,458 at December 31, 1999. Consolidated working capital deficiency primarily reflects the recording of deferred revenues as a current liability as well as the expensing of most advertising, editorial and product development costs as incurred. Consolidated working capital deficiency decreased at March 31, 2000 primarily due to the reclassification of the assets and liabilities of Pictorial, Inc., QWIZ, Inc. and several business directories to net assets held for sale.

Net cash used in operating activities during the three months ended March 31, 2000, after interest payments of $32,524 was $45,947, compared to $16,750 during the same 1999 period, due primarily to increased Internet investments, as well as other working capital changes. Net additions to property, equipment and other were $16,573 during the three months ended March 31, 2000 compared to $12,381 during the 1999 period due primarily to increased spending on new office space and capitalized software expenditures associated with the Company's Internet operations. Net cash used in investing activities during the three months ended March 31, 2000 decreased to $17,750 compared to $52,610 in the same 1999 period, due to the lower level of acquisition spending in 2000, as well as the realization of additional proceeds from the sales of investments and other in 2000. Net cash provided by financing activities during the three months ended March 31, 2000 was $66,726 compared to $83,308 in the same 1999 period. The decrease was primarily attributable to taxes paid associated with stock option exercises.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.



Impact of Inflation

The impact of inflation was immaterial during 1999 and through the first three months of 2000. In the first three months of 2000, paper costs represented approximately 7% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

Impact of the Year 2000

In late 1999, the Company completed its remediation and testing of systems. The Company expended approximately $5,000 during 1999 for a total of $13,000 in connection with remediating its systems. These costs were attributable to the ongoing system improvements of the Company and addressed the year 2000 problem at the same time. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and those systems successfully responded to the year 2000 date change. The Company has not experienced any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly. Although the Company believes it has taken appropriate steps to address the year 2000 problem, there is no guarantee that the Company's efforts will prevent an unanticipated event, which may have a material adverse impact on the results of operations and financial condition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2000, there were no significant changes related to the Company's market risk exposure.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMEDIA Inc.
                                  (Registrant)





Date:      May 15, 2000                  /s/  Thomas S. Rogers
       -----------------------    ---------------------------------
                                                (Signature)
                                  Chairman, Chief Executive Officer and Director
                                        (Principal Executive Officer)






Date:      May 15, 2000                /s/  Robert J. Sforzo
       ------------------------   ---------------------------------
                                             (Signature)
                                  Senior Vice President and Controller
                                    (Principal Accounting Officer)