Form 10-Q
period 2000-06-30
PRIMEDIA INC
filed 2000-08-14
CIK 884382

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                   QUARTERLY  REPORT UNDER SECTION 13
                    or  15(d)   OF  THE   SECURITIES
                          EXCHANGE ACT OF 1934.


                   For Quarter Ended: June 30, 2000


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

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2000: 166,452,689

                                 Primedia Inc.

                                     INDEX


                                                                        PAGE

Part I.  Financial Information

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
            (Unaudited) as of June 30, 2000 and
            December 31, 1999                                            2

            Condensed Statements of Consolidated
            Operations (Unaudited) for the six months
            ended June 30, 2000 and 1999                                 3

            Condensed Statements of Consolidated
            Operations (Unaudited) for the three months
            ended June 30, 2000 and 1999                                 4

            Condensed Statements of Consolidated
            Cash Flows (Unaudited) for the six months
            ended June 30, 2000 and 1999                                 5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)                             6-17

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                18-28

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk   29

  Item 4.   Submission of Matters to a Vote of Security Holders          30


Part II.   Other Information:

         Signatures                                                      31

                             PRIMEDIA INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                    June 30,                     December 31,
                                                                                      2000                          1999
                                                                              --------------------            -------------------
                                                                               (dollars in thousands, except per share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                                $            31,228             $           28,661
     Accounts receivable, net                                                             244,899                        235,565
     Inventories, net                                                                      33,076                         32,709
     Net assets held for sale                                                              51,042                              -
     Prepaid expenses and other                                                            62,462                         36,480
                                                                              --------------------            -------------------
         Total current assets                                                             422,707                        333,415

Property and equipment, net                                                               156,225                        152,343
Other intangible assets, net                                                              531,576                        619,950
Excess of purchase price over net assets acquired, net                                  1,102,918                      1,215,406
Deferred income tax asset, net                                                            176,200                        176,200
Other non-current assets                                                                  271,344                        217,238
                                                                              --------------------            -------------------
                                                                              $         2,660,970             $        2,714,552
                                                                              ====================            ===================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                         $            85,201             $          102,678
     Accrued interest payable                                                              17,916                         19,379
     Accrued expenses and other                                                           222,790                        217,737
     Deferred revenues                                                                    203,519                        171,339
     Current maturities of long-term debt                                                  21,966                         22,740
                                                                              --------------------            -------------------
         Total current liabilities                                                        551,392                        533,873
                                                                              --------------------            -------------------

Long-term debt                                                                          1,557,435                      1,732,896
                                                                              --------------------            -------------------
Other non-current liabilities                                                              23,973                         31,796
                                                                              --------------------            -------------------
Exchangeable preferred stock                                                              560,508                        559,689
                                                                              --------------------            -------------------
Common stock subject to redemption ($.01 par value, 53,310
     shares outstanding at December 31, 1999)                                                   -                            536
                                                                              --------------------            -------------------
Shareholders' deficiency:
     Common stock ($.01 par value,  166,502,717  shares and  148,346,759 shares issued at June 30, 2000 and December
        31, 1999, respectively)                                                             1,665                          1,483
     Additional paid-in capital                                                         1,339,528                        986,649
     Accumulated deficit                                                               (1,276,237)                    (1,203,207)
     Accumulated other comprehensive income (loss)                                        (85,473)                        87,364
     Unearned stock grant compensation                                                    (10,544)                       (15,250)
     Common stock in treasury, at cost (101,848 shares at June 30,
         2000 and December 31, 1999)                                                       (1,277)                        (1,277)
                                                                              --------------------            -------------------
         Total shareholders' deficiency                                                   (32,338)                      (144,238)
                                                                              --------------------            -------------------

                                                                              $         2,660,970             $        2,714,552
                                                                              ====================            ===================

See notes to condensed consolidated financial statements (unaudited).

                        PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,

                                                                                       2000                             1999
                                                                             ----------------------             --------------------
                                                                                (dollars in thousands, except per share amounts)

Sales, net                                                                   $             829,977              $           837,449

Operating costs and expenses:
      Cost of goods sold                                                                   200,281                          190,687
      Marketing and selling                                                                176,846                          158,185
      Distribution, circulation and fulfillment                                            138,654                          142,828
      Editorial                                                                             65,073                           73,176
      Other general expenses                                                               104,510                           93,097
      Corporate administrative expenses (excluding $17,144 of
          non-cash compensation in 2000)                                                    16,315                           13,931
      Depreciation of property and equipment                                                26,906                           24,054
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                          66,422                           87,034
      Non-cash compensation and non-cash non-recurring charges                              24,544                                -
      Provision for severance, closures and integration costs                               16,718                           22,000
      Gain on sale of businesses and other, net                                            (28,482)                               -
                                                                             ----------------------             --------------------

Operating income                                                                            22,190                           32,457
Other income (expense):
      Interest expense                                                                     (75,319)                         (81,536)
      Amortization of deferred financing costs                                              (1,939)                          (1,571)
      Other, net                                                                             8,569                             (228)
                                                                             ----------------------             --------------------
Net loss                                                                                   (46,499)                         (50,878)

Preferred stock dividends - cash                                                           (26,531)                         (26,531)
                                                                             ----------------------             --------------------
Loss applicable to common shareholders                                       $             (73,030)             $           (77,409)
                                                                             ======================             ====================

Basic and diluted loss applicable to common shareholders per
      common share                                                           $                (.47)             $              (.53)
                                                                             ======================             ====================

Basic and diluted common shares outstanding                                            155,145,878                      144,984,704
                                                                             ======================             ====================

See notes to condensed consolidated financial statements (unaudited).

                     PRIMEDIA INC. AND SUBSIDIARIES
      CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     June 30,

                                                                                        2000                               1999
                                                                              ----------------------            --------------------
                                                                                 (dollars in thousands, except per share amounts)
Sales, net                                                                    $             425,527              $          426,313

Operating costs and expenses:
      Cost of goods sold                                                                    104,430                          97,494
      Marketing and selling                                                                  90,371                          79,075
      Distribution, circulation and fulfillment                                              67,286                          69,187
      Editorial                                                                              31,957                          37,120
      Other general expenses                                                                 51,125                          46,327
      Corporate administrative expenses (excluding $2,352 of
          non-cash compensation in 2000)                                                      8,203                           6,964
      Depreciation of property and equipment                                                 15,618                          11,735
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                           32,038                          42,630
      Non-cash compensation and non-cash non-recurring charges                                9,752                               -
      Provision for severance, closures and integration costs                                10,399                               -
      Gain on sale of businesses and other, net                                             (17,490)                              -
                                                                              ----------------------            --------------------

Operating income                                                                             21,838                          35,781
Other income (expense):
      Interest expense                                                                      (36,963)                        (41,118)
      Amortization of deferred financing costs                                               (1,000)                           (863)
      Other, net                                                                              9,057                           1,316
                                                                              ----------------------            --------------------
Net loss                                                                                     (7,068)                         (4,884)

Preferred stock dividends - cash                                                            (13,265)                        (13,266)
                                                                              ----------------------            --------------------
Loss applicable to common shareholders                                        $             (20,333)             $          (18,150)
                                                                              ======================            ====================

Basic and diluted loss applicable to common shareholders per
      common share                                                            $                (.13)             $             (.12)
                                                                              ======================            ====================

Basic and diluted common shares outstanding                                             161,034,718                      145,371,502
                                                                              ======================            ====================

See notes to condensed consolidated financial statements (unaudited).

                    PRIMEDIA INC. AND SUBSIDIARIES
      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                                   Six Months Ended
                                                                                                       June 30,

                                                                                            2000                          1999
                                                                                    ---------------                 --------------
                                                                                                 (dollars in thousands)
Operating activities:
     Net loss                                                                       $      (46,499)                 $     (50,878)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                        95,267                        112,659
       Gain on sale of businesses and other, net                                           (28,482)                             -
       Accretion of discount on acquisition obligation
          and other                                                                          1,952                          2,615
       Non-cash provision for severance, closures and integration costs                          -                          8,809
       Non-cash compensation and non-cash non-recurring charges                             24,544                              -
       Other, net                                                                              412                         (1,099)
     Changes in operating assets and liabilities:
       Increase in:
       Accounts receivable, net                                                            (15,772)                       (12,572)
       Inventories, net                                                                     (1,721)                        (3,969)
       Prepaid expenses and other                                                          (14,922)                       (15,516)
       Increase (decrease) in:
       Accounts payable                                                                    (17,580)                       (27,695)
       Accrued interest payable                                                             (1,463)                         4,007
       Accrued expenses and other                                                           (7,083)                       (20,247)
       Deferred revenues                                                                   (10,470)                        (2,098)
       Other non-current liabilities                                                          (460)                            (4)
                                                                                    ---------------                 --------------

          Net cash used in operating activities                                            (22,277)                        (5,988)
                                                                                    ---------------                 --------------

Investing activities:
     Additions to property, equipment and other, net                                       (35,442)                       (25,018)
     Proceeds from sales of businesses and other                                           129,261                          5,370
     Payments for businesses acquired                                                       (7,314)                       (63,806)
     Payments for other investments                                                        (51,069)                        (4,630)
                                                                                    ---------------                 --------------

          Net cash provided by (used in) investing activities                               35,436                        (88,084)
                                                                                    ---------------                 --------------

Financing activities:
     Borrowings under credit agreements                                                    313,750                        624,227
     Repayments of borrowings under credit agreements                                     (475,228)                      (487,000)
     Payments of acquisition obligation                                                     (9,834)                       (10,833)
     Proceeds from issuances of common stock, net of redemptions                           206,232                          4,680
     Taxes paid associated with stock option exercises                                     (16,891)                             -
     Purchases of common stock for the treasury                                                  -                           (315)
     Dividends paid to preferred stock shareholders                                        (26,531)                       (26,531)
     Deferred financing costs paid                                                            (175)                        (3,177)
     Other                                                                                  (1,915)                          (875)
                                                                                    ---------------                 --------------

          Net cash provided by (used in) financing activities                              (10,592)                       100,176
                                                                                    ---------------                 --------------

Increase in cash and cash equivalents                                                        2,567                          6,104
Cash and cash equivalents, beginning of period                                              28,661                         24,538
                                                                                    ---------------                 --------------
Cash and cash equivalents, end of period                                            $       31,228                  $      30,642
                                                                                    ===============                 ==============

Supplemental information:
     Cash interest paid                                                             $       75,829                  $      77,533
                                                                                    ===============                 ==============

     Non-cash activities:
       Stock option exercise transactions                                           $       17,498                  $           -
                                                                                    ===============                 ==============
       Assets-for-equity transactions                                               $       25,483                  $           -
                                                                                    ===============                 ==============
       Exchange of the Company's common shares for
            common shares of CMGI, Inc.                                             $      164,000                  $           -
                                                                                    ===============                 ==============

See notes to condensed consolidated financial statements.

                           Primedia Inc.and Subsidiaries
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (dollars in thousands, except per share amounts)


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

On March 30, 2000, the Company realigned its segment reporting to conform to its new strategic direction, including organization, management and growth initiatives (see Note 12). The Company's two segments are consumer (including both traditional and new media operations) and business-to-business (including both traditional and new media operations) and previously reported results have been restated accordingly. The consumer segment includes the Primedia Consumer Magazine and Internet Group, Channel One Communications, Films for the Humanities and Sciences, the Consumer Guides and related Internet operations. The business-to-business segment includes Intertec, Bacon's, Primedia Workplace Learning, Primedia Information, QWIZ, Inc., Pictorial, Inc. and related Internet operations (see Note 11).

Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date include Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is not expected to have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. SAB 101 is not expected to have a material impact on the Company's financial statements.

2.       Inventories, net

Inventories consist of the following:

                                         June 30,                 December 31,
                                            2000                       1999
                                   ------------------         ------------------
Finished goods                    $          11,437           $         10,459
Work in process                                 320                        315
Raw materials                                24,002                     23,707
                                   ------------------         ------------------
                                             35,759                     34,481
Less: Allowance for obsolescence              2,683                      1,772
                                   ------------------         ------------------
                                  $          33,076           $         32,709
                                   ==================         ==================


3.  Investments

Primedia Ventures' Investments in Marketable Securities

In the first quarter of 2000, the Company sold two of Primedia Ventures' investments in marketable securities for total proceeds of $11,279 and realized a gain of $10,689, which is included in gain on sale of businesses and other, net on the accompanying condensed statement of consolidated operations. At June 30, 2000, the cost and fair value of Primedia Ventures' investment in marketable securities was $2,217 and $18,727, respectively. At December 31, 1999, the cost and fair value of Primedia Ventures' investments in marketable securities was $2,807 and $91,789, respectively. These investments are included as other non-current assets on the accompanying condensed consolidated balance sheets. In addition, the Company recorded an unrealized loss of $72,472 for the six months ended June 30, 2000 related to a Primedia Ventures' investment. This unrealized loss is recorded as a component of other comprehensive loss for the six months ended June 30, 2000 (see Note 9).

Investment in CMGI, Inc.

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. This investment is included as other non-current assets on the accompanying condensed consolidated balance sheet. In addition, the Company recorded an unrealized loss of $93,907 for the six months ended June 30, 2000 related to its investment in CMGI. This unrealized loss is recorded as a component of other comprehensive loss for the six months ended June 30, 2000 (see Note 9).

Investment in Liberty Digital

On April 20, 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. This investment is included as other non-current assets on the accompanying condensed consolidated balance sheet. In addition, the Company recorded an unrealized loss of $6,250 for the six months ended June 30, 2000 related to its investment in Liberty Digital. This unrealized loss is recorded as a component of other comprehensive loss for the six months ended June 30, 2000 (see Note 9).

Assets-for-Equity Transactions

In the first six months of 2000, the Company entered various assets-for-equity transactions, some of which also included cash consideration. Through June 30, 2000, the Company's investments totaled approximately $41,000, approximately $15,000 of which was in cash. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for these equity investments. The Company will recognize these amounts as revenue as services are rendered. These investments are included as other non-current assets and the related liabilities are included as deferred revenues on the accompanying condensed consolidated balance sheet. Revenue recognized in connection with these assets-for-equity transactions was immaterial through June 30, 2000.


4.       Long-term Debt

Long-term debt consists of the following:

                                            June 30,              December 31,
                                              2000                    1999
                                      ------------------      ------------------
Borrowings under credit facilities     $         883,750        $      1,050,525
10 1/4% Senior Notes due 2004                    100,000                 100,000
 8 1/2% Senior Notes due 2006                    299,167                 299,109
 7 5/8% Senior Notes due 2008                    248,816                 248,756
                                      ------------------      ------------------
                                               1,531,733               1,698,390
Obligation under capital leases                   30,380                  31,134
Acquisition obligation payable                    17,288                  26,112
                                      ------------------      ------------------
                                               1,579,401               1,755,636
Less: Current portion                             21,966                  22,740
                                      ------------------      ------------------
                                       $       1,557,435        $      1,732,896
                                      ==================      ==================

As of June 30, 2000, the Company had unused bank commitments of approximately $514,000.


5.       Exchangeable Preferred Stock

Exchangeable Preferred Stock consists of the following:

                                                  June 30,         December 31,
                                                    2000               1999
                                               ------------         -----------
$10.00 Series D Exchangeable Preferred Stock   $   195,861         $    195,588
$9.20 Series F Exchangeable Preferred Stock        121,151              120,941
$8.625 Series H Exchangeable Preferred Stock       243,496              243,160
                                               ------------         -----------
                                               $   560,508         $    559,689
                                               ============         ===========


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 2000 and December 31, 1999. The liquidation and redemption value at June 30, 2000 and December 31, 1999 was $200,000.

$9.20 Series F Exchangeable Preferred Stock

The Company authorized 1,250,000 shares of $.01 par value $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 2000 and December 31, 1999. The liquidation and redemption value at June 30, 2000 and December 31, 1999 was $125,000.

$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 2000 and December 31, 1999. The liquidation and redemption value at June 30, 2000 and December 31, 1999 was $250,000.


6.   Investment by Liberty Media

In April 2000, Liberty Media Corporation ("Liberty Media") invested $200,000 in cash in exchange for 8,000,000 shares, or 5%, of the Company's issued and outstanding shares of common stock, subject to a one-year lockup, and a warrant to purchase an additional 1,500,000 shares of the Company's common stock. The warrant received by Liberty Media is exercisable at $25 per share on or before April 19, 2003. Additionally, Liberty Media has received an option to acquire a 12.5% stake in the Company's newly formed subsidiary, Primedia Digital Video, at fair market value.


7.       Non-cash Compensation and Non-cash Non-recurring Charges

During the six months ended June 30, 2000, the Company recorded $17,144 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consist of a $4,706 pro-rata charge related to 1,380,711 shares of common stock granted to a senior executive in 1999, and a $12,438 charge related to the extension of stock option expiration periods for a senior executive during the first quarter of 2000. At June 30, 2000 and December 31, 1999, unearned stock grant compensation balances of $10,544 and $15,250, respectively, are recorded on the accompanying condensed consolidated balance sheets.

During the second quarter of 2000, the Company recorded $7,400 of non-cash non-recurring charges relating to the recoverability of certain assets of our business-to-business segment.




8.       Provision for Severance, Closures and Integration Costs

During the six months ended June 30, 2000, the Company recorded $6,468 of integration costs relating to a management reorganization. These costs have been charged to operations as incurred. These integration costs consist of approximately $5,000 for consultants related to sourcing and integration initiatives, approximately $1,400 related to recruiting for senior executives hired during the first six months of 2000 and approximately $100 of other costs. Through June 30, 2000, approximately $4,600 of related cash payments have been made. The remaining costs are expected to be paid during 2000.

During the second quarter of 2000, the Company announced the details of plans aimed largely at centralizing many support functions. As part of these plans, the Company has consolidated many back office functions including but not limited to certain accounting and purchasing functions. As a result, the Company will close and consolidate thirteen office locations and has terminated approximately 150 individuals.

During the second quarter of 2000, in conjunction with these plans, the Company recorded a pre-tax charge of $10,250. The charge recorded on the accompanying condensed consolidated statements of operations, is comprised of the following:
$6,728 of severance and other employee costs, $1,705 of lease obligations, $1,584 of contract termination costs related to pre-press and licensing agreements and $233 of other exit costs. As of June 30, 2000 approximately $1,000 has been paid primarily relating to severance. The majority of the remaining costs are expected to be paid by the end of 2001 with the balance to be paid out through the end of 2003.

The Company is currently developing additional plans aimed largely at the consolidation of certain functions, and accordingly anticipates an additional provision for severance and closures of approximately $3,000 - $5,000 during the third quarter of 2000.

During the first quarter of 1999, the Company discontinued five unprofitable Primedia Workplace Learning product lines. In relation to these discontinuances, the Company recorded a $22,000 charge for approximately $13,200 of cash payments primarily related to transponder and office site leases and approximately $8,800 related to the recoverability of the related excess of purchase price over net assets acquired and certain other assets. As of June 30, 2000, approximately $9,200 of the cash payments have been made. The remaining $4,000 is expected to be paid during 2000 and 2001.

The  liabilities   representing  the  provision  for  severance,   closures  and
integration costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

9.       Comprehensive Loss

Comprehensive loss for the six and three months ended June 30, 2000 and 1999 is presented in the following tables:


                                                          Six Months Ended
                                                   June 30,             June 30,
                                                     2000                 1999
                                                 ------------         ----------
Net loss                                         $  (46,499)          $ (50,878)
Other comprehensive loss:
   Unrealized loss on available-for-sale
      securities, net of income taxes              (172,629)                  -
   Foreign currency translation adjustments            (208)                 (6)
                                                 ------------         ----------
Total comprehensive loss                         $ (219,336)          $ (50,884)
                                                 ============         ==========


                                                        Three Months Ended
                                                   June 30,             June 30,
                                                     2000                 1999
                                                 ------------         ----------
Net loss                                         $   (7,068)          $  (4,884)
Other comprehensive income (loss):
   Unrealized loss on available-for-sale
      securities, net of income taxes              (107,923)                  -
   Foreign currency translation adjustments            (153)                 29
                                                 ------------         ----------
Total comprehensive loss                         $ (115,144)          $  (4,855)
                                                 ============         ==========


10.      Loss per Common Share

Loss per share for the six and three-month periods ended June 30, 2000 and 1999 has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.


11.      Divestitures

On March 30, 2000, the Company announced its intention to divest QWIZ, Inc., Pictorial, Inc. and 18 business directories ("the Directories") (see Note 1). At that time, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", these businesses ceased to depreciate their property and equipment and ceased to amortize their intangible assets and excess of purchase price over net assets acquired.

On June 30, 2000, the Company completed the sale of Pictorial, Inc. to BISYS for total consideration of approximately $129,000 in cash, which includes proceeds on the sale of the business as well as payments received related to a non-compete agreement. As of June 30, 2000, $115,000 had been received with the remaining consideration received in July 2000. In connection with the sale, the Company recorded a gain of approximately $18,400, net of estimated selling costs. The Company has used the proceeds of this sale for repayment of borrowings under its credit facilities.

On July 27, 2000, the Company announced an agreement to sell the Directories to an acquisition group formed by Bariston Partners, LLC. The Company expects to complete the divestiture by the end of 2000. Total proceeds from the sales of the Directories and QWIZ, Inc. are expected to exceed their carrying values and will primarily be used to pay down borrowings under the Company's credit facilities. The net assets of the Directories and QWIZ, Inc. are recorded at their carrying value as net assets held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2000. The net assets held for sale as of June 30, 2000 are primarily comprised of approximately $54,000 of excess of purchase price over net assets acquired and other intangible assets, net.

During the quarter ended June 30, 2000, the Company received $10,000 due to the final settlement on a prior period divestiture. This receipt is included in
other  income  on  the   accompanying   condensed   statements  of  consolidated
operations.


12.      Business Segment Information

On March 30, 2000, the Company announced a new strategic direction which included a management reorganization and a focus on building a fully integrated business-to-business and consumer targeted media company. Accordingly, the Company's operations were reclassified into two new segments, consumer and business-to-business and previously reported results have been restated
accordingly (see Note 1). Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Primedia's chief decision-maker evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other credits (charges) ("EBITDA"). Other credits (charges) include non-cash compensation, non-cash non-recurring charges, provision for severance, closures and integration costs and gain on sale of businesses and other, net. There were no material intersegment sales between the reported segments.

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


                                                          Six Months Ended                          Three Months Ended
                                                               June 30,                                  June 30,
                                                     2000                  1999                 2000                   1999
                                               ----------------     ----------------    -----------------     ----------------
Sales, Net:
Consumer                                        $    554,298         $     513,660       $        282,104      $     260,313
Business-to-Business                                 275,679               262,143                143,423            137,358
Other:
  Non-Core Businesses                                      -                61,646                      -             28,642
                                               ----------------     ----------------    -----------------     ----------------
Total                                           $    829,977         $     837,449       $        425,527      $     426,313
                                               ================     ================    =================     ================


EBITDA (1):
Consumer                                        $     92,706         $     108,527       $         48,635      $      57,707
Business-to-Business                                  51,908                55,649                 31,724             33,268
Other:
  Corporate                                          (16,316)              (13,931)                (8,204)            (6,964)
       Non-Core Businesses                                 -                15,300                      -              6,135
                                               ----------------     ----------------    -----------------     ----------------
Total                                           $    128,298         $     165,545       $         72,155      $      90,146
                                               ================     ================    =================     ================


The following is a reconciliation of EBITDA to operating income:

                                                            Six Months Ended                         Three Months Ended
                                                                June 30,                                  June 30,
                                                      2000                    1999               2000                  1999
                                               ----------------     ----------------    -----------------     ----------------
Total EBITDA (1)                                $    128,298         $     165,545       $         72,155      $     90,146
Depreciation of property and equipment               (26,906)              (24,054)               (15,618)          (11,735)
Amortization of intangible assets, excess
   of purchase price over net assets
   acquired and other                                (66,422)              (87,034)               (32,038)          (42,630)
Non-cash compensation and non-cash
   non-recurring charges                             (24,544)                    -                 (9,752)                -
Provision for severance, closures and
   integration costs                                 (16,718)              (22,000)               (10,399)                -
Gain on sale of businesses and other, net             28,482                     -                 17,490                 -
                                               ----------------     ----------------    -------------------   ----------------
Operating income                                $     22,190         $      32,457       $         21,838      $     35,781
                                               ================     ================    ===================   ================

(1)  EBITDA   represents   earnings  before   interest,   taxes,   depreciation,
amortization and other credits (charges).

13. Financial Information for Guarantors of the Company's Debt

The information that follows presents condensed consolidating financial information as of and for the six months ended June 30, 2000 for a) Primedia Inc. (as the Issuer), b) the guarantor subsidiaries, c) the foreign non-guarantor subsidiaries, d) the unrestricted Internet non-guarantor subsidiaries, e) elimination entries and f) the Company on a consolidated basis.

The condensed consolidating financial information includes certain allocations based on management's best estimates and should be read in connection with the condensed consolidated financial statements of the Company.

              PRIMEDIA INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      (UNAUDITED)

          For the Six Months Ended June 30, 2000
                 (dollars in thousands)

                                                                                              Unrestricted
                                                                                 Foreign       Internet                Primedia Inc.
                                                                  Guarantor    Non-Guarantor Non-Guarantor                 and
                                                    Primedia Inc. Subsidiaries Subsidiaries  Subsidiaries Eliminations Subsidiaries
                                                  ----------------------------------------------------------------------------------

Sales, net                                          $         -    $  823,522   $    3,313     $  19,154   $  (16,012)  $   829,977
Operating costs and expenses:
     Cost of goods sold                                       -       195,360        1,069        18,085      (14,233)      200,281
     Marketing and selling                                    -       169,094        1,001         8,530       (1,779)      176,846
     Distribution, circulation and fulfillment                -       130,053          405         8,196            -       138,654
     Editorial                                                -        62,437          215         2,421            -        65,073
     Other general expenses                                   -        87,779          430        16,301            -       104,510
     Corporate administrative expenses (excluding
        non-cash compensation)                           15,956             -            -           359            -        16,315
     Depreciation of property and equipment                 896        24,069           49         1,892            -        26,906
     Amortization of intangible assets, excess
        of purchase price over net assets
        acquired and other                                  225        65,530          394           273            -        66,422
     Non-cash compensation and non-cash
        non-recurring charges                            17,144         7,400            -             -            -        24,544
     Provision for severance, closures and
        integration costs                                11,401         5,317            -             -            -        16,718
     Gain on sale of businesses and other, net                -       (18,693)           -        (9,789)           -       (28,482)
                                                  ----------------------------------------------------------------------------------

Operating income (loss)                                 (45,622)       95,176         (250)      (27,114)           -        22,190
Other income (expense):
     Interest expense                                   (72,227)       (2,903)        (189)            -            -       (75,319)
     Amortization of deferred financing costs                 -        (1,938)          (1)            -            -        (1,939)
     Equity in losses of subsidiaries                   (53,979)            -            -             -       53,979             -
     Intercompany management fees and interest          125,039      (125,039)           -             -            -             -
     Other, net                                             290         8,481         (210)            8            -         8,569
                                                  ----------------------------------------------------------------------------------

Net loss                                            $   (46,499)  $   (26,223)  $     (650)    $ (27,106)  $   53,979   $   (46,499)
                                                  ==================================================================================

            PRIMEDIA INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATING BALANCE SHEET
                   (UNAUDITED)

                  June 30, 2000
             (dollars in thousands)

                                                                                     Unrestricted
                                                                       Foreign         Internet                  Primedia Inc.
                                                        Guarantor    Non-Guarantor  Non-Guarantor                    and
                                        Primedia Inc. Subsidiaries   Subsidiaries    Subsidiaries  Eliminations  Subsidiaries
                                        -------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents            $    7,946  $    19,375      $    3,568     $     339     $         -   $    31,228
    Accounts receivable, net                    626      239,625             723         3,925               -       244,899
    Intercompany receivables                265,489      254,660           5,085           307        (525,541)            -
    Inventories, net                              -       31,225              18         1,833               -        33,076
    Net assets held for sale                      -       50,659             383             -               -        51,042
    Prepaid expenses and other                3,128       58,278              88           968               -        62,462
                                        -------------------------------------------------------------------------------------
       Total current assets                 277,189      653,822           9,865         7,372        (525,541)      422,707

Property and equipment, net                   7,002      127,076             173        21,974               -       156,225
Investment in subsidiaries                  985,980            -               -             -        (985,980)            -
Other intangible assets, net                  2,732      527,059             759         1,026               -       531,576
Excess of purchase price over
   net assets acquired,net                  (13,345)   1,107,540           3,646         5,077               -     1,102,918
Deferred income tax asset, net              176,200            -               -             -               -       176,200
Other non-current assets                    136,582       90,147              11        44,604               -       271,344
                                        -------------------------------------------------------------------------------------
                                         $1,572,340  $ 2,505,644      $   14,454    $   80,053    $ (1,511,521) $  2,660,970
                                        =====================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                      $      472  $    83,131      $      282    $    1,316    $          -  $     85,201
   Intercompany payables                   (580,954)     977,038          17,669       111,788        (525,541)            -
   Accrued interest payable                  17,916            -               -             -               -        17,916
   Accrued expenses and other                74,447      143,912             299         4,132               -       222,790
   Deferred revenues                          8,530      190,072             597         4,320               -       203,519
   Current maturities of long-term debt       6,886       15,054               -            26               -        21,966
                                        -------------------------------------------------------------------------------------
       Total current liabilities           (472,703)   1,409,207          18,847       121,582        (525,541)      551,392
                                        -------------------------------------------------------------------------------------
Long-term debt                            1,531,557       25,853               -            25               -     1,557,435
                                        -------------------------------------------------------------------------------------
Intercompany notes payable                        -    2,091,491               -             -      (2,091,491)            -
                                        -------------------------------------------------------------------------------------
Other non-current liabilities                     -       21,791             248         1,934               -        23,973
                                        -------------------------------------------------------------------------------------
Exchangeable preferred stock                560,508            -               -             -               -       560,508
                                        -------------------------------------------------------------------------------------
Shareholders' deficiency:
   Common stock                               1,665            -               -             -               -         1,665
   Additional paid-in capital             1,339,528            -               -             -               -     1,339,528
   Accumulated deficit                   (1,276,237)  (1,040,920)         (4,595)      (59,996)      1,105,511    (1,276,237)
   Accumulated other comprehensive income  (100,157)      (1,778)            (46)       16,508               -       (85,473)
   Unearned stock grant compensation        (10,544)           -               -             -               -       (10,544)
   Common stock in treasury, at cost         (1,277)           -               -             -               -        (1,277)
                                        ------------------------------------------------------------------------------------
         Total shareholders' deficiency     (47,022)  (1,042,698)         (4,641)      (43,488)      1,105,511       (32,338)
                                        ------------------------------------------------------------------------------------
                                         $1,572,340  $ 2,505,644      $   14,454    $   80,053   $  (1,511,521) $  2,660,970
                                        ====================================================================================

              PRIMEDIA INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      (UNAUDITED)

        For the Six Months Ended June 30, 2000
                (dollars in thousands)

                                                                                           Unrestricted
                                                                              Foreign       Internet                   Primedia Inc.
                                                                Guarantor   Non-Guarantor  Non-Guarantor                    and
                                                Primedia Inc. Subsidiaries  Subsidiaries   Subsidiaries  Eliminations  Subsidiaries
                                               -------------------------------------------------------------------------------------
 Operating activities:

    Net loss                                     $   (46,499) $  (26,223)  $      (650)   $   (27,106)  $   53,979     $    (46,499)
    Adjustments to reconcile net loss to
       net cash provided by (used in)
       operating activities:
       Depreciation and amortization                   1,121      91,537           444          2,165            -           95,267
       Gain on sale of businesses and other,
          net                                              -     (18,693)            -         (9,789)           -          (28,482)
       Accretion of discount on acquisition
          obligation and other                           365       1,587             -              -            -            1,952
       Non-cash compensation and non-cash
          non-recurring charges                       17,144       7,400             -              -            -           24,544
       Equity in losses of subsidiaries               53,979           -             -              -      (53,979)               -
       Intercompany (income) expense                (125,039)    125,039             -              -            -                -
       Other, net                                        (10)        643          (221)             -            -              412
    Changes in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable, net                         (580)    (13,764)         (119)        (1,309)           -          (15,772)
       Inventories, net                                    -      (1,994)          (10)           283            -           (1,721)
       Prepaid expenses and other                     (1,777)     (9,529)          (14)        (3,602)           -          (14,922)
    Increase (decrease) in:
       Accounts payable                               (2,971)    (14,942)         (128)           461            -          (17,580)
       Accrued interest payable                       (1,463)          -             -              -            -           (1,463)
       Accrued expenses and other                      5,411     (12,729)          106            129            -           (7,083)
       Deferred revenues                                   -     (11,748)          (36)         1,314            -          (10,470)
       Other non-current liabilities                      (1)       (544)           (6)            91            -             (460)
                                               -------------------------------------------------------------------------------------
         Net cash provided by (used in)
           operating activities                     (100,320)    116,040          (634)       (37,363)           -          (22,277)
                                               -------------------------------------------------------------------------------------
Investing activities:
    Additions to property, equipment and
       other, net                                       (284)    (22,723)          (20)       (12,415)           -          (35,442)
    Proceeds from sales of businesses and other            -     117,977             -         11,284            -          129,261
    Payments for businesses acquired                       -      (7,086)            -           (228)           -           (7,314)
    Payments for other investments                   (40,225)     (2,706)            -         (8,138)           -          (51,069)
                                               -------------------------------------------------------------------------------------
        Net cash provided by (used in)
          investing activities                       (40,509)     85,462           (20)        (9,497)           -           35,436
                                               -------------------------------------------------------------------------------------

Financing activities:
    Intercompany activity                            139,359    (187,496)        1,342         46,795            -                -
    Borrowings under credit agreements               313,750           -             -              -            -          313,750
    Repayments of borrowings under credit
       agreements                                   (475,000)       (137)          (91)             -            -         (475,228)
    Payments of acquisition obligation                (3,685)     (6,149)            -              -            -           (9,834)
    Proceeds from issuances of common stock,
       net of redemptions                            206,232           -             -              -            -          206,232
    Taxes paid associated with stock option
       exercises                                     (16,891)          -             -              -            -          (16,891)
    Dividends paid to preferred stock
       shareholders                                  (26,531)          -             -              -            -          (26,531)
    Deferred financing costs paid                          -        (175)            -              -            -             (175)
    Other                                                 20      (1,935)            -              -            -           (1,915)
                                               -------------------------------------------------------------------------------------
       Net cash provided by (used in)
         financing activities                         37,254    (195,892)        1,251         46,795            -          (10,592)
                                               -------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
    equivalents                                       (3,575)      5,610           597            (65)           -            2,567
Cash and cash equivalents, beginning of period        11,521      13,765         2,971            404            -           28,661
                                               -------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $     7,946  $   19,375   $     3,568   $        339   $        -    $      31,228
                                               =====================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Primedia Inc., together with its subsidiaries, is herein referred to as either "Primedia" or the "Company."

The  following  discussion  and analysis of the  Company's  unaudited  financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. On March 30, 2000, the Company announced a new strategic direction which included a management reorganization and a focus on building a fully integrated business-to-business and consumer targeted media company. Accordingly, the Company's two new segments are consumer and business-to-business.

The Company's consumer segment includes 116 targeted magazines and associated products with leading positions in such markets as teens - Seventeen; weddings - Modern Bride; Child Care - American Baby; city-specific - New York; outdoors - Fly Fisherman and Sail; automotive - Sport Compact Car; crafts - Crafts
Magazine; pets - Cats and equine - Equus; consumer guides (including 77 apartment guides and 16 new home guides); Channel One (the only daily news show geared toward high school students) as well as its Films for the Humanities and Sciences division, and the newly formed Primedia Digital Video (a unit focused on delivering consumer broadband video).

The Company's business-to-business segment includes 73 business-to-business magazines and 51 trade shows (including leading titles in such areas as telecommunications - Telephony; media - Folio; marketing - American Demographics; agriculture -Farm Industry News and entertainment technologies - Cable World); workplace learning (including 15 video networks and television series in such areas as healthcare, law enforcement and automotive); business databases and directories (including Bacon's for the public relations industry and Federal Sources for government information technology procurement), and Industryclick, the Company's business-to-business Internet company.

Each segment includes traditional and new media operations. The Company is committing significant financial resources to the development of its new media businesses. These units leverage off of the traditional media businesses. The current levels of spending have reduced total EBITDA in the 2000 periods as compared to the prior year. Funding for these projects comes from the Company's significant cash flow, proceeds from the sale of non-strategic units, and investments from equity partners such as Liberty Media, which purchased a 5% interest in the Company.

Results of the Company's traditional media operations exclude certain businesses that have been divested. Results from the Company's Internet (new media) operations reflect certain adjustments including the allocation of bundled revenues and various intercompany expenses. The following discussion of traditional and new media results includes certain inter-company transactions between these businesses which are eliminated in consolidation.

Management believes a meaningful comparison of the results of operations for the six and three months ended June 30, 2000 and 1999 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses include the supplemental education group (which includes Weekly Reader Corporation, Primedia Reference Inc. and American Guidance Service Inc.) ("SEG"), which was divested in the fourth quarter of 1999. The Company has divested Pictorial, Inc. and plans to divest QWIZ, Inc. and 18 business directories by the end of the year. Accordingly, the results of operations for these businesses will be excluded from the Company's business-to-business segment and reported as Non-Core Businesses upon completion of these divestitures.

Prior period results have been restated to reflect the Company's new segment reporting and reclassification of SEG as a non-core business.

Earnings before interest, taxes, depreciation, amortization and other credits (charges), or EBITDA, is a widely used and commonly reported standard measure utilized by analysts, investors and other interested parties in the analysis of the media industry. Other credits (charges) include non-cash compensation, non-cash non-recurring charges, provision for severance, closures and integration costs and gain on sale of businesses and other, net. EBITDA is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. This information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

                                          Primedia Inc. and Subsidiaries
                                   Unaudited Results of Consolidated Operations
                                              (dollars in thousands)

                                                                  Six Months Ended                 Three Months Ended
                                                                      June 30,                          June 30,
                                                                 2000            1999               2000            1999
                                                            -------------   -------------     --------------  --------------
Sales, Net:

     Continuing Businesses:
         Consumer                                           $    554,298     $   513,660      $     282,104    $    260,313
         Business-to-business                                    275,679         262,143            143,423         137,358
                                                            -------------   -------------     --------------  --------------
             Subtotal                                            829,977         775,803            425,527         397,671
     Non-Core Businesses                                               -          61,646                  -          28,642
                                                            -------------   -------------     --------------  --------------
             Total                                          $    829,977     $   837,449      $     425,527    $    426,313
                                                            =============   =============     ==============  ==============


EBITDA:
     Continuing Businesses:
         Consumer                                           $     92,706     $   108,527      $      48,635    $     57,707
         Business-to-business                                     51,908          55,649             31,724          33,268
         Corporate                                               (16,316)        (13,931)            (8,204)         (6,964)
                                                            -------------   -------------     --------------  --------------
             Subtotal                                            128,298         150,245             72,155          84,011
     Non-Core Businesses                                               -          15,300                  -           6,135
                                                            -------------   -------------     --------------  --------------
             Total                                          $    128,298     $   165,545      $      72,155    $     90,146
                                                            =============   =============     ==============  ==============


Operating Income (Loss):
     Continuing Businesses:
         Consumer                                           $     33,810     $    49,106      $      15,275    $     26,912
         Business-to-business                                     24,575          (9,447)            23,648          11,514
         Corporate                                               (36,195)        (14,434)           (17,085)         (7,218)
                                                            -------------   -------------     --------------  --------------
             Subtotal                                             22,190          25,225             21,838          31,208
     Non-Core Businesses                                               -           7,232                  -           4,573
                                                            -------------   -------------     --------------  --------------
             Total                                                22,190          32,457             21,838          35,781

Other Expense:
     Interest expense                                            (75,319)        (81,536)           (36,963)        (41,118)
     Amortization of deferred
         financing costs                                          (1,939)         (1,571)            (1,000)           (863)
     Other, net                                                    8,569            (228)             9,057           1,316
                                                            -------------   -------------     --------------  --------------
Net Loss                                                    $    (46,499)    $   (50,878)     $      (7,068)   $     (4,884)
                                                            =============   =============     ==============  ==============

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999:

Consolidated Results:

Traditional media sales from continuing businesses increased 7.2% to $826,834 in 2000 from $771,202 in 1999 due to growth in both segments, largely the result of a generally robust advertising environment. New media sales from continuing businesses increased 80.4% to $19,154 in 2000 from $10,620 in 1999 due to growth in both segments. After the elimination of inter-company sales between the traditional and new media businesses of $16,011 and $6,019 in 2000 and 1999, respectively, sales from Continuing Businesses increased 7.0% to $829,977 in 2000 from $775,803 in 1999 due to growth in both segments. Total sales, including Non-Core Businesses, decreased .9% to $829,977 in the first six months of 2000 from $837,449 in the 1999 period.

Traditional media EBITDA from Continuing Businesses increased 2.3% to $163,036 in 2000 from $159,326 in 1999, while new media EBITDA from Continuing Businesses decreased 282.5% to $(34,738) in 2000 from $(9,081) in 1999. EBITDA from
Continuing Businesses decreased 14.6% to $128,298 in 2000 from $150,245 in 1999 due to decreases in both segments caused by higher investment in new media development. Total EBITDA, including Non-Core Businesses, decreased $37,247 or 22.5% to $128,298 in 2000 from $165,545 in 1999.

Operating income from Continuing Businesses, including traditional media and new media operations, decreased 12.0% to $22,190 in 2000 compared to $25,225 in 1999. This change was due primarily to the decrease in EBITDA caused by higher investment in new media development, non-cash compensation and non-cash non-recurring charges, and the provision for severance, closures and integration costs recorded during 2000. These items were partially offset by the gain on sale of businesses and other, net recorded during the first six months of 2000 and the $22,000 charge related to product-line closures at Primedia Workplace Learning recorded during the first six months of 1999. Total operating income, including Non-Core Businesses, decreased 31.6% to $22,190 in 2000 compared to $32,457 in 1999.

Interest expense decreased by 7.6% in the first six months of 2000 compared to 1999. This decrease is the result of the use of proceeds from the sale of SEG and the use of the Liberty Media cash investment to repay borrowings under its credit facilities.

Other income (expense) increased to $8,569 in 2000 compared to $(228) in 1999 primarily due to a $10,000 final cash settlement received on a prior period divestiture.

Consumer:

Traditional media sales from Continuing Businesses increased 8.3% to $554,007 in 2000 from $511,714 in 1999. This increase was due primarily to double-digit growth at the apartment guides, as well as strong advertising at certain consumer and enthusiast magazine properties. These increases were partially offset by lower single copy sales at the soap opera titles and certain other products as well as lower levels of advertising by certain advertisers at Channel One. New media sales from Continuing Businesses increased 52.5% to $9,165 in 2000 from $6,009 in 1999 primarily due to an increase in Internet advertising at apartmentguide.com and magazine related web-sites. After the elimination of inter-company sales between the traditional and new media businesses of $8,874 and $4,063 in 2000 and 1999, respectively, sales from Continuing Businesses increased 7.9% to $554,298 in the first six months of 2000 from $513,660 in 1999.

Traditional media EBITDA from Continuing Businesses in 2000 was essentially flat compared to 1999. The traditional media EBITDA margin from Continuing Businesses decreased to 20.9% in 2000 from 22.5% in 1999 primarily due to reduced newsstand sales at certain magazines, higher distribution costs at the consumer guides and the lower levels of advertising at Channel One. EBITDA from Continuing Businesses decreased 14.6% to $92,706 in 2000 from $108,527 in 1999. The EBITDA margin for Continuing Businesses decreased to 16.7% in 2000 from 21.1% in 1999. The decrease is mostly attributable to significantly increased Internet spending, as well as reduced newsstand sales at certain magazines, higher distribution costs at the consumer guides and lower levels of advertising at Channel One.

Operating income from Continuing Businesses, including traditional media and new media operations, decreased 31.1% to $33,810 in 2000 from $49,106 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA.


Business-to-Business:

Traditional media sales from Continuing Businesses increased 5.1% to $272,827 in 2000 from $259,488 in 1999. The increase is primarily attributable to the growth in advertising at certain business-to-business magazines and trade shows and due to increased clipping revenues at Bacon's. New media sales from Continuing Businesses increased 116.6% to $9,989 in 2000 from $4,611 in 1999 primarily due to growth at IndustryClick, our business-to-business Internet unit, as well as new on-line products at Bacon's. After the elimination of inter-company sales between the traditional and new media businesses of $7,137 and $1,956 in 2000 and 1999, respectively, sales from Continuing Businesses increased 5.2% to $275,679 in the first six months of 2000 from $262,143 in 1999.

Traditional media EBITDA from Continuing Businesses increased 8.8% to $62,453 in 2000 from $57,376 in 1999. The traditional media EBITDA margin from Continuing Businesses increased slightly to 22.9% in 2000 from 22.1% in 1999 due primarily to growth at Bacon's and certain cost controls. EBITDA from Continuing
Businesses decreased 6.7% to $51,908 in 2000 from $55,649 in 1999. The EBITDA margin decreased to 18.8% in 2000 from 21.2% in 1999. The decrease is reflective of increased Internet investment.

Operating income (loss) from Continuing Businesses, including traditional media and new media operations, increased to $24,575 in 2000 from $(9,447) in 1999. The increase in operating income is primarily attributable to the approximately $18,400 gain on sale of Pictorial recorded during the second quarter of 2000 as well as the $22,000 provision for product-line closures which was recorded during the first quarter of 1999, partially offset by the $7,400 of non-cash non-recurring charges recorded during the second quarter of 2000.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999:

Consolidated Results:

Traditional media sales from Continuing Businesses increased 8.1% to $427,265 in 2000 from $395,218 in 1999 due to growth in both segments, largely the result of a generally robust advertising environment. New media sales from Continuing Businesses increased 74.3% to $10,336 in 2000 from $5,930 in 1999 due to growth in both segments. After the elimination of inter-company sales between the traditional and new media businesses of $12,074 and $3,477 in 2000 and 1999, respectively, sales from Continuing Businesses increased 7.0% to $425,527 in 2000 from $397,671 in 1999 due to growth in both segments. Total sales, including Non-Core Businesses, decreased .2% to $425,527 in the second quarter of 2000 from $426,313 in the 1999 period.

Traditional media EBITDA from Continuing Businesses increased 3.9% to $ 92,064 in 2000 from $ 88,582 in 1999, while new media EBITDA from Continuing Businesses decreased 335.6% to $(19,909) in 2000 from $(4,571) in 1999. EBITDA from
Continuing Businesses decreased 14.1% to $72,155 in 2000 from $84,011 in 1999 due to decreases in both segments. The biggest factor contributing to the decline was higher investment in new media development. Total EBITDA, including Non-Core Businesses, decreased $17,991 or 20.0% to $72,155 in 2000 from $90,146 in 1999.

Operating income from Continuing Businesses, including traditional media and new media operations, decreased 30.0% to $21,838 in 2000 compared to $31,208 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA. The non-cash compensation and non-cash non-recurring charges and the provision for severance, closures and integration costs were substantially offset by the gain on sale of businesses and other, net recorded during the second quarter of 2000. Total operating income, including Non-Core Businesses, decreased 39.0% to $21,838 in 2000 compared to $35,781 in 1999.

Interest expense decreased by 10.1% in the second quarter of 2000 compared to 1999. This decrease is the result of the use of proceeds from the sale of SEG and the use of the Liberty Media cash investment to repay borrowings under its credit facilities.

Other income increased to $9,057 in 2000 compared to $1,316 in 1999 primarily due to a $10,000 final cash settlement received on a prior period divestiture.


Consumer:

Traditional media sales from Continuing Businesses increased 9.6% to $284,019 in 2000 from $259,158 in 1999. This increase was due primarily to double-digit growth at the apartment guides, as well as strong advertising at certain consumer and enthusiast magazine properties. These increases were partially offset by lower single copy sales at the soap opera titles and other products. New media sales from Continuing Businesses increased 39.6% to $4,928 in 2000 from $3,530 in 1999 primarily due to an increase in Internet advertising at apartmentguide.com and magazine related web-sites. After the elimination of inter-company sales between the traditional and new media businesses of $6,843 and $2,375 in 2000 and 1999, respectively, sales from Continuing Businesses increased 8.4% to $282,104 in the second quarter of 2000 from $260,313 in 1999.

Traditional media EBITDA from Continuing Businesses increased 1.6% to $61,849 in 2000 from $60,884 in 1999. The traditional media EBITDA margin from Continuing Businesses decreased to 21.8% in 2000 from 23.5% in 1999 primarily due to reduced newsstand sales at certain magazines and higher distribution costs at the consumer guides. EBITDA from Continuing Businesses decreased 15.7% to $48,635 in 2000 from $57,707 in 1999. The EBITDA margin for Continuing Businesses decreased to 17.2% in 2000 from 22.2% in 1999. The decrease is mostly attributable to significantly increased Internet spending, as well as reduced newsstand sales at certain magazines and higher distribution costs at the consumer guides.

Operating income from Continuing Businesses, including traditional media and new media operations, decreased 43.2% to $15,275 in 2000 from $26,912 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA.


Business-to-Business:

Traditional media sales from Continuing Businesses increased 5.3% to $143,246 in 2000 from $136,060 in 1999. The increase is primarily attributable to the growth at certain business-to-business magazines and trade shows and due to increased clipping revenues at Bacon's. New media sales from Continuing Businesses increased 125.3% to $5,408 in 2000 from $2,400 in 1999 primarily due to growth at IndustryClick, our business-to-business Internet unit, as well as new on-line products at Bacon's. After the elimination of inter-company sales between the traditional and new media businesses of $5,231 and $1,102 in 2000 and 1999, respectively, sales from Continuing Businesses increased 4.4% to $143,423 in the second quarter of 2000 from $137,358 in 1999.

Traditional media EBITDA from Continuing Businesses increased 11.3% to $38,136 in 2000 from $34,277 in 1999. The traditional media EBITDA margin from Continuing Businesses increased to 26.6% in 2000 from 25.2% in 1999 primarily due to growth at Bacon's and certain cost controls. EBITDA from Continuing Businesses decreased 4.6% to $31,724 in 2000 from $33,268 in 1999. The EBITDA margin decreased to 22.1% in 2000 from 24.2% in 1999. The decrease is reflective of increased Internet investment.

Operating income from Continuing Businesses, including traditional media and new media operations, increased to $23,648 in 2000 from $11,514 in 1999. The increase in operating income is primarily attributable to the $18,400 gain on sale of Pictorial partially offset by the $7,400 of non-cash non-recurring charges, which were recorded during the second quarter of 2000.


Internet Operations:

The following presents information related to the Company's Internet operations. The results are pro forma for the first six months of 1999 and present these Internet operations as if they were conducted as stand-alone businesses. Pro forma adjustments include the allocation of bundled revenues and various intercompany expenses.

The Company applied standard Internet industry ranges and methodologies to its historical operating results to calculate pro forma results related to the following on-line transactions: sales of print products, third-party commerce, proprietary product sales, subscriptions, display and classified advertisements and pay-per-use services.

In June 1999, intercompany agreements were put in effect and the methodology utilized in the previous 18 months was consistent with and incorporated into these agreements. The following pro forma information was prepared as if these intercompany agreements were in place effective January 1, 1999.

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

                                                  Primedia Inc. and Subsidiaries
                                                        Internet Operations
                                                     Six Months Ended June 30,

                                                                                                     1999
                                                        2000                   1999                Pro Forma                1999
                                                       Actual                 Actual              Adjustments            Pro Forma
                                                 -----------------      ----------------     -----------------     ----------------
Internet Revenues:
   Consumer                                       $       9,165           $        894          $     5,115(1)       $      6,009
   Business-to-business                                   9,989                  4,611                    -                 4,611
                                                 -----------------      ----------------     -----------------     ----------------
     Total                                        $      19,154           $      5,505          $     5,115          $     10,620
                                                 =================      ================     =================     ================

Internet EBITDA (Loss) :
   Consumer                                       $     (23,290)          $     (5,521)         $      (996)(2)       $     (6,517)
   Business-to-business                                 (10,545)                 1,201               (2,928)(2)             (1,727)
   Corporate                                               (903)                  (551)                (286)(2)               (837)
                                                 -----------------      ----------------     -----------------     ----------------
     Total                                        $     (34,738)          $     (4,871)         $    (4,210)          $     (9,081)
                                                 =================      ================     =================     ================


                                                 Primedia Inc. and Subsidiaries
                                                       Internet Operations
                                                   Three Months Ended June 30,

                                                                                                   1999
                                                        2000                   1999              Pro Forma               1999
                                                       Actual                 Actual            Adjustments            Pro Forma
                                                 -----------------      ----------------     -----------------     ----------------
Internet Revenues:
   Consumer                                       $       4,928           $        527        $      3,003 (1)         $     3,530
   Business-to-business                                   5,408                  2,400                   -                   2,400
                                                 -----------------      ----------------     -----------------     ----------------
     Total                                        $      10,336           $      2,927        $      3,003             $     5,930
                                                 =================      ================     =================     ================
Internet EBITDA (Loss) :
   Consumer                                       $     (13,214)          $     (2,893)       $       (284)(2)         $    (3,177)
   Business-to-business                                  (6,412)                   497              (1,506)(2)              (1,009)
   Corporate                                               (283)                  (233)               (152)(2)                (385)
                                                 -----------------      ----------------     -----------------     ----------------
     Total                                        $     (19,909)          $     (2,629)       $     (1,942)            $    (4,571)
                                                 =================      ================     =================     ================


(1) Represents the allocation of the on-line portion of bundled classified ad sales initiated by the consumer guides' traditional salesforce.

(2) Represents commissions charged by the traditional media businesses to the Internet businesses primarily for on-line advertising and subscriptions, intercompany advertising expense as well as general administrative services provided.



Liquidity and Capital Resources

Consolidated working capital deficiency, including net assets held for sale and current portion of long-term debt, was $128,685 at June 30, 2000 as compared to $200,458 at December 31, 1999. Consolidated working capital deficiency primarily reflects the recording of deferred revenues as a current liability as well as the expensing of most advertising, editorial and product development costs as incurred. Consolidated working capital deficiency decreased at June 30, 2000 primarily due to the reclassification of the assets and liabilities of QWIZ, Inc. and 18 business directories to net assets held for sale.

Net cash used in operating activities during the six months ended June 30, 2000, after interest payments of $75,829, was $22,277, as compared to $5,988 during the same 1999 period, due primarily to increased new media investment, as well as other working capital changes. Net additions to property, equipment and other were $35,442 during the six months ended June 30, 2000 compared to $25,018 during the 1999 period due primarily to increased spending on new office space and capitalized software expenditures associated with the Company's Internet operations. Net cash provided by (used in) investing activities during the six months ended June 30, 2000 increased to $35,436 compared to $(88,084) in the same 1999 period due to the lower level of acquisition spending in 2000 as well as proceeds from the sale of Pictorial. Net cash provided by (used in) financing activities during the six months ended June 30, 2000 was $(10,592), compared to $100,176 in the same 1999 period. Borrowings were higher in 1999 to fund greater acquisition spending.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.

Investments by CMGI and Liberty Media

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01), subject to a one-year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. In addition, the Company recorded an unrealized loss of $93,907 for the six months ended June 30, 2000 related to its investment in CMGI. This unrealized loss is recorded as a component of other comprehensive loss for the six months ended June 30, 2000. The Company and CMGI have agreed to partner on various business-to-business Internet alliances.

In April 2000, Liberty Media invested $200,000 in cash in exchange for 8,000,000 shares, or 5%, of the Company's issued and outstanding shares of common stock, subject to a one-year lockup, and a warrant to purchase an additional 1,500,000 shares of the Company's common stock. The warrant received by Liberty Media is exercisable at $25 per share on or before April 19, 2003. Additionally, Liberty Media has received an option to acquire a 12.5% stake in the Company's newly formed subsidiary, Primedia Digital Video, at fair market value. The Company and Liberty Media have agreed to partner on various consumer Internet and broadband initiatives.

Provision for Severance, Closures and Integration Costs

During the six months ended June 30, 2000, the Company recorded $6,468 of integration costs relating to a management reorganization. These costs have been charged to operations as incurred. These integration costs consist of approximately $5,000 for consultants related to sourcing and integration initiatives, approximately $1,400 related to recruiting for senior executives hired during the first six months of 2000 and approximately $100 of other costs. Through June 30, 2000, approximately $4,600 of related cash payments have been made. The remaining costs are expected to be paid during 2000.

During the second quarter of 2000, the Company announced the details of plans aimed largely at centralizing many support functions. As part of these plans, the Company has consolidated many back office functions including but not limited to certain accounting and purchasing functions. As a result, the Company will close and consolidate thirteen office locations and has terminated approximately 150 individuals.

During the second quarter of 2000, in conjunction with these plans, the Company recorded a pre-tax charge of $10,250. The charge recorded on the accompanying condensed consolidated statements of operations, is comprised of the following; $6,728 of severance and other employee costs, $1,705 of lease obligations, $1,584 of contract termination costs related to pre-press and licensing agreements and $233 of other exit costs. As of June 30, 2000, approximately $1,000 has been paid primarily related to severance. The majority of the remaining costs are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

The Company is currently developing additional plans aimed largely at the consolidation of certain functions, and accordingly anticipates an additional provision for severance and closures of approximately $3,000 - $5,000 during the third quarter of 2000.

Management anticipates that these plans will result in significant savings in 2001.


Divestitures

On March 30, 2000, the Company announced its intention to divest QWIZ, Inc., Pictorial, Inc. and 18 business directories ("the Directories"). At that time, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", these businesses ceased to depreciate their property and equipment and ceased to amortize their intangible assets and excess of purchase price over net assets acquired.

On June 30, 2000, the Company completed the sale of Pictorial, Inc. to BISYS for total consideration of approximately $129,000 in cash, which includes proceeds on the sale of business as well as payments received related to a non-compete agreement. As of June 30, 2000, $115,000 had been received with the remaining consideration received in July 2000. In connection with the sale, the Company recorded a gain of approximately $18,400, net of estimated selling costs. The Company has used the proceeds of this sale for repayment of borrowings under its credit facilities.

On July 27, 2000, the Company announced an agreement to sell the Directories to an acquisition group formed by Bariston Partners, LLC. The Company expects to complete the divestiture by the end of 2000. Total proceeds from the sales of the Directories and QWIZ, Inc. are expected to exceed their carrying values and will primarily be used to pay down borrowings under the Company's credit facilities. The net assets of the Directories and QWIZ, Inc. are recorded at their carrying value as net assets held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2000.


Impact of Inflation

The impact of inflation was immaterial during 1999 and through the first six months of 2000. Paper prices modestly declined through the first six months of 2000. In the first six months of 2000, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increased approximately 4% in January 1999 and is expected to increase in 2001. In the past, the effects of inflation on operating expenses have substantially been offset by Primedia's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.


Forward-Looking Information

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates, which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. Some of the assumptions may not materialize and unanticipated events will occur which can affect the Company's results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six-months of 2000, there were no significant changes related to the Company's market risk exposure.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on May 11, 2000.

(b) At the meeting, incumbent directors, Thomas S. Rogers, Henry R. Kravis, George R. Roberts, Michael T. Tokarz, Perry Golkin, Charles G. McCurdy, Beverly
C. Chell, Meyer Feldberg and H. John Greeniaus were re-elected.

(c) Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as to each such matter and director.

(i)      Election of Directors:

An election of nine directors was held and the shares so present were voted for as follows for the election of each of the following:

                            Number of                         Number of
                         Shares Voted for                  Shares Withheld
     Thomas S. Rogers       140,160,779                        439,498
     Beverly C. Chell       140,160,976                        439,301
     Meyer Feldberg         140,162,875                        437,402
     Perry Golkin           138,730,050                      1,870,227
     H. John Greeniaus      140,163,488                        436,789
     Henry R. Kravis        138,825,692                      1,774,585
     Charles G. McCurdy     140,156,387                        443,890
     George R. Roberts      140,158,287                        441,990
     Michael T. Tokarz      138,830,352                      1,769,925



(ii) The approval of the Company's Short-Term Senior Executive Non-Discretionary Plan was ratified with 136,015,391 votes for, 167,608 votes against and 24,941 votes abstaining.

(iii) The approval of an additional 10 million shares under the Company's 1992 Stock Purchase and Option Plan (as amended) was ratified with 132,320,122 votes for, 5,110,570 votes against and 15,604 votes abstaining.

(iv) The approval of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 2000 was ratified with 140,589,846 votes for, 5,303 votes against and 5,128 votes abstaining.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Primedia Inc.
                                  (Registrant)





Date:      August 14, 2000                /s/  Thomas S. Rogers
           ------------------------       --------------------------------------
                                                        (Signature)
                                          Chairman and Chief Executive Officer
                                                (Principal Executive Officer)






Date:      August 14, 2000                  /s/  Lawrence R. Rutkowski
           ------------------------       --------------------------------------
                                                      (Signature)
                                         Executive Vice President and Chief
                                                  Financial Officer
                                             (Principal Financial Officer)