Form 10-Q
period 2000-09-30
PRIMEDIA INC
filed 2000-11-14
CIK 884382

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                   QUARTERLY  REPORT UNDER SECTION 13
                    or  15(d)   OF  THE   SECURITIES
                          EXCHANGE ACT OF 1934.


                  For Quarter Ended: September 30, 2000


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

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2000: 166,903,202

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at October 31, 2000 was approximately $462.9 million.

                             Primedia Inc.

                                 INDEX


                                                                      PAGE

Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           (Unaudited) as of September 30, 2000 and
           December 31, 1999                                            2

           Condensed Statements of Consolidated
           Operations (Unaudited) for the nine months
           ended September 30, 2000 and 1999                            3

           Condensed Statements of Consolidated
           Operations (Unaudited) for the three months
           ended September 30, 2000 and 1999                            4

           Condensed Statements of Consolidated
           Cash Flows (Unaudited) for the nine months
           ended September 30, 2000 and 1999                            5

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                         6-18

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                19-30

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   31


Part II.   Other Information:

           Signatures                                                   32

                        PRIMEDIA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   September 30,                  December 31,
                                                                                       2000                            1999
                                                                                -------------------            ------------------
                                                                                  (dollars in thousands, except per share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                                  $           29,661             $           28,661
     Accounts receivable (net of allowances of $33,154 and
         $32,746 at September 30, 2000 and December 31, 1999,
         respectively)                                                                     260,751                        235,565
     Inventories, net                                                                       30,150                         32,709
     Net assets held for sale                                                               48,596                              -
     Prepaid expenses and other                                                             53,983                         36,480
                                                                               --------------------            ------------------
         Total current assets                                                              423,141                        333,415

Property and equipment, net                                                                160,956          `             152,343
Other intangible assets, net                                                               520,823                        619,950
Excess of purchase price over net assets acquired, net                                   1,099,295                      1,215,406
Deferred income tax asset, net                                                             176,200                        176,200
Other investments                                                                          191,256                        107,594
Other non-current assets                                                                    89,870                        109,644
                                                                                -------------------            ------------------
                                                                                $        2,661,541             $        2,714,552
                                                                                ===================            ==================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                           $           72,377             $          102,678
     Accrued interest payable                                                               18,069                         19,379
     Accrued expenses and other                                                            227,321                        217,737
     Deferred revenues                                                                     263,702                        171,339
     Current maturities of long-term debt                                                   22,024                         22,740
                                                                                -------------------            ------------------
         Total current liabilities                                                         603,493                        533,873
                                                                                -------------------            ------------------

Long-term debt                                                                           1,605,217                      1,732,896
                                                                                -------------------            ------------------
Other non-current liabilities                                                               22,612                         31,796
                                                                                -------------------            ------------------
Exchangeable preferred stock                                                               560,916                        559,689
                                                                                -------------------            ------------------
Common stock subject to redemption ($.01 par value, 53,310
     shares outstanding at December 31, 1999)                                                    -                            536
                                                                                -------------------            ------------------
Shareholders' deficiency:
     Common stock ($.01 par value,  166,889,697  shares and  148,346,759 shares issued at September 30, 2000 and December 31, 1999,
        respectively)                                                                        1,669                          1,483
     Additional paid-in capital                                                          1,342,626                        986,649
     Accumulated deficit                                                                (1,332,522)                    (1,203,207)
     Accumulated other comprehensive income (loss)                                        (132,619)                        87,364
     Unearned stock grant compensation                                                      (8,188)                       (15,250)
     Common stock in treasury, at cost (123,848 shares and 101,848 shares at September 30, 2000 and December 31, 1999,
        respectively)                                                                       (1,663)                        (1,277)
                                                                                -------------------            -------------------
         Total shareholders' deficiency                                                   (130,697)                      (144,238)
                                                                                -------------------            -------------------

                                                                                $         2,661,541             $        2,714,552
                                                                                ===================            ===================

See notes to unaudited condensed consolidated financial statements.

                      PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,

                                                                                        2000                             1999
                                                                                -------------------               ------------------
                                                                                   (dollars in thousands, except per share amounts)
Sales, net                                                                      $        1,231,624                 $      1,260,454

Operating costs and expenses:
      Cost of goods sold                                                                   299,560                          296,573
      Marketing and selling                                                                289,944                          270,318
      Distribution, circulation and fulfillment                                            189,011                          186,237
      Editorial                                                                             94,027                          101,546
      Other general expenses                                                               162,126                          139,467
      Corporate administrative expenses (excluding $19,500 of
          non-cash compensation in 2000)                                                    24,632                           22,101
      Depreciation of property and equipment                                                39,760                           36,350
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                          98,279                          126,676
      Non-cash compensation and non-cash non-recurring charges                              26,900                                -
      Provision for severance, closures and integration costs                               19,008                           22,000
      Gain on sale of businesses and other, net                                            (26,824)                               -
                                                                                -------------------                -----------------

Operating income                                                                            15,201                           59,186
Other income (expense):
      Interest expense                                                                    (109,434)                        (123,965)
      Amortization of deferred financing costs                                              (2,899)                          (2,426)
      Other, net                                                                             7,614                             (770)
                                                                                -------------------                -----------------
Net loss                                                                                   (89,518)                         (67,975)

Preferred stock dividends - cash                                                           (39,797)                         (39,796)
                                                                                -------------------                -----------------
Loss applicable to common shareholders                                          $         (129,315)                $       (107,771)
                                                                                ===================                =================

Basic and diluted loss applicable to common shareholders per
      common share                                                              $             (.81)                $           (.74)
                                                                                ===================                =================

Basic and diluted common shares outstanding                                            158,977,115                      145,008,251
                                                                                ===================                =================

See notes to unaudited condensed consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                     September 30,

                                                                                         2000                               1999
                                                                                --------------------              ------------------
                                                                                   (dollars in thousands, except per share amounts)
Sales, net                                                                      $           401,647                $        423,005

Operating costs and expenses:
      Cost of goods sold                                                                    100,202                          99,179
      Marketing and selling                                                                 101,730                          92,790
      Distribution, circulation and fulfillment                                              61,662                          60,969
      Editorial                                                                              29,558                          34,752
      Other general expenses                                                                 56,152                          48,478
      Corporate administrative expenses (excluding $2,354 of
          non-cash compensation in 2000)                                                      8,317                           8,170
      Depreciation of property and equipment                                                 12,855                          12,296
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                           31,857                          39,642
      Non-cash compensation and non-cash non-recurring charges                                2,354                               -
      Provision for severance, closures and integration costs                                 2,291                               -
      Loss on sale of businesses and other, net                                               1,658                               -
                                                                                --------------------              ------------------

Operating income (loss)                                                                      (6,989)                         26,729
Other expense:
      Interest expense                                                                      (34,114)                        (42,429)
      Amortization of deferred financing costs                                                 (960)                           (855)
      Other, net                                                                               (956)                           (542)
                                                                                --------------------              ------------------
Net loss                                                                                    (43,019)                        (17,097)

Preferred stock dividends - cash                                                            (13,266)                        (13,265)
                                                                                --------------------              ------------------
Loss applicable to common shareholders                                          $           (56,285)              $         (30,362)
                                                                                ====================              ==================

Basic and diluted loss applicable to common shareholders per
      common share                                                              $              (.34)              $            (.21)
                                                                                ====================              ==================

Basic and diluted common shares outstanding                                             166,639,589                     145,055,347

                                                                                ====================              ==================

See notes to unaudited condensed consolidated financial statements.

                        PRIMEDIA INC. AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                      September 30,

                                                                                           2000                         1999
                                                                                     ---------------                --------------
                                                                                                 (dollars in thousands)

Operating activities:
     Net loss                                                                        $      (89,518)                $    (67,975)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                        140,938                      165,452
       Gain on sale of businesses and other, net                                            (26,824)                           -
       Accretion of discount on acquisition obligation
          and other                                                                           2,891                        3,677
       Non-cash provision for severance, closures and integration costs                           -                        8,809
       Non-cash compensation and non-cash non-recurring charges                              26,900                            -
       Other, net                                                                               848                       (1,037)
     Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable, net                                                             (32,473)                     (23,660)
       Inventories, net                                                                       1,239                       (7,158)
       Prepaid expenses and other                                                           (15,330)                     (13,684)
       Increase (decrease) in:
       Accounts payable                                                                     (28,939)                     (25,609)
       Accrued interest payable                                                              (1,310)                       1,986
       Accrued expenses and other                                                               725                       (7,844)
       Deferred revenues                                                                       (837)                       7,756
       Other non-current liabilities                                                           (319)                          (9)
                                                                                     ---------------               --------------

          Net cash provided by (used in) operating activities                               (22,009)                      40,704
                                                                                     ---------------               --------------

Investing activities:
     Additions to property, equipment and other, net                                        (53,595)                     (43,198)
     Proceeds from sales of businesses and other                                            142,039                        5,169
     Payments for businesses acquired                                                       (24,443)                     (80,321)
     Payments for other investments                                                         (67,413)                      (7,374)
                                                                                     ---------------               --------------

          Net cash used in investing activities                                              (3,412)                    (125,724)
                                                                                     ---------------               --------------

Financing activities:
     Borrowings under credit agreements                                                     436,550                      702,757
     Repayments of borrowings under credit agreements                                      (549,991)                    (553,000)
     Payments of acquisition obligation                                                      (9,933)                     (10,833)
     Proceeds from issuances of common stock, net of redemptions                            209,743                        5,888
     Taxes paid associated with stock option exercises                                      (16,891)                           -
     Purchases of common stock for the treasury                                                (385)                     (10,508)
     Dividends paid to preferred stock shareholders                                         (39,797)                     (39,796)
     Deferred financing costs paid                                                             (175)                      (3,442)
     Other                                                                                   (2,700)                        (535)
                                                                                     ---------------               --------------

          Net cash provided by financing activities                                           26,421                      90,531
                                                                                     ---------------               --------------

Increase in cash and cash equivalents                                                          1,000                       5,511
Cash and cash equivalents, beginning of period                                                28,661                      24,538
                                                                                     ---------------               --------------
Cash and cash equivalents, end of period                                              $       29,661               $      30,049
                                                                                     ===============               ==============

Supplemental information:
     Cash interest paid                                                               $      108,191               $     120,244
                                                                                     ===============               ==============
     Non-cash activities:
       Stock option exercise transactions                                             $       17,498               $           -
                                                                                     ===============               ==============
       Assets-for-equity transactions                                                 $       76,480               $           -
                                                                                     ===============               ==============
       Exchange of the Company's common shares for
            common shares of CMGI, Inc.                                               $      164,000               $           -
                                                                                     ===============               ==============

See notes to unaudited condensed consolidated financial statements.

                                  Primedia Inc.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


1.       Basis of Presentation

Primedia Inc., together with its subsidiaries, is herein referred to as either "Primedia" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1999, which is included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The operating results for the three and nine-month periods ended September 30 are not necessarily indicative of the results that may be expected for a full year.

Certain amounts in the consolidated financial statements for the three and nine month periods ended September 30, 1999 have been reclassified to conform to the presentation for the three and nine month periods ended September 30, 2000.

On March 30, 2000, the Company realigned its segment reporting to conform to its new strategic direction, including organization, management and growth initiatives (see Note 12). The Company's two segments are consumer (including both traditional and new media operations) and business-to-business (including both traditional and new media operations) and previously reported results have been restated accordingly. The consumer segment includes the Primedia Magazines Inc., Primedia Enthusiast Publications, Inc., Channel One Communications Corporation, Films for the Humanities & Sciences, Inc., and Haas Publishing Companies, Inc. The business-to-business segment includes Intertec Publishing Corporation, Bacon's Information, Inc., Primedia Workplace Learning, Inc., certain product lines of Primedia Information Inc., and related Internet operations (see Note 11).

Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date include Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The Company is in the process of evaluating the expected impact of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138; however, neither is expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is in the process of evaluating the expected impact of SAB 101; however, it is not expected to have a material impact on the Company's consolidated financial statements.

2.       Inventories, net

Inventories consist of the following:

                                    September 30,              December 31,
                                        2000                       1999
                                   ---------------          ---------------
Finished goods                     $       10,548           $       10,459
Work in process                               518                      315
Raw materials                              21,390                   23,707
                                   ---------------          ---------------
                                           32,456                   34,481
Less: Allowance for obsolescence            2,306                    1,772
                                   ---------------          ---------------
                                   $       30,150           $       32,709
                                   ===============          ===============


3.  Other Investments

Primedia Ventures' Investments in Marketable Securities

In 2000, the Company sold two of Primedia Ventures' investments in marketable securities for total proceeds of $10,367 and realized a gain of $9,777, which is included in gain on sale of businesses and other, net on the accompanying condensed statement of consolidated operations. At September 30, 2000, the cost and fair value of Primedia Ventures' investment in marketable securities was $2,217 and $5,434, respectively. At December 31, 1999, the cost and fair value of Primedia Ventures' investments in marketable securities was $2,807 and $91,789, respectively. In addition, the Company recorded an unrealized loss of $85,765 for the nine months ended September 30, 2000 related to a Primedia Ventures' investment. This unrealized loss is recorded as a component of other comprehensive loss for the nine months ended September 30, 2000 (see Note 9).

Investment in CMGI, Inc.

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. In addition, the Company recorded an unrealized loss of $121,255 for the nine months ended September 30, 2000 related to its investment in CMGI. This unrealized loss is recorded as a component of other comprehensive loss for the nine months ended September 30, 2000 (see Note 9).

Investment in Liberty Digital

On April 20, 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. In addition, the Company recorded an unrealized loss of $12,344 for the nine months ended September 30, 2000 related to its investment in Liberty Digital. This unrealized loss is recorded as a component of other comprehensive loss for the nine months ended September 30, 2000 (see Note 9).


Assets-for-Equity Transactions

In the first nine months of 2000, the Company entered various assets-for-equity transactions, some of which also included cash consideration. Through September 30, 2000, the Company's investments totaled approximately $97,000, approximately $20,000 of which was in cash. The remainder represents the fair values of advertising, content licensing and other services to be rendered by the Company in exchange for these equity investments. The Company will recognize these amounts as revenue as services are rendered. The related liabilities are included as deferred revenues on the accompanying condensed consolidated balance sheet. Revenue recognized in connection with these assets-for-equity transactions was approximately $10,200 through September 30, 2000.

The Company continually evaluates all of its investments for potential impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. As of September 30, 2000, the Company's management believes that none of its investments are permanently impaired.


4.       Long-term Debt

Long-term debt consists of the following:
                                              September 30,        December 31,
                                                  2000                 1999
                                             --------------      --------------
Borrowings under credit facilities           $     931,750       $    1,050,525
10 1/4% Senior Notes due 2004                      100,000              100,000
 8 1/2% Senior Notes due 2006                      299,196              299,109
 7 5/8% Senior Notes due 2008                      248,847              248,756
                                             --------------      --------------
                                                 1,579,793            1,698,390
Obligation under capital leases                     29,727               31,134
Acquisition obligation payable                      17,721               26,112
                                             --------------      --------------
                                                 1,627,241            1,755,636
Less: Current maturities of long-term debt          22,024               22,740
                                             --------------      --------------
                                             $   1,605,217       $    1,732,896
                                             ==============      ==============

As  of  September  30,  2000,  the  Company  had  unused  bank   commitments  of
approximately $466,000.


5.       Exchangeable Preferred Stock

Exchangeable Preferred Stock consists of the following:
                                                September 30,      December 31,
                                                    2000               1999
                                                ------------       ------------
$10.00 Series D Exchangeable Preferred Stock    $   195,997        $   195,588
$9.20 Series F Exchangeable Preferred Stock         121,256            120,941
$8.625 Series H Exchangeable Preferred Stock        243,663            243,160
                                                ------------       ------------
                                                $   560,916        $   559,689
                                                ============       ============


$10.00 Series D Exchangeable Preferred Stock

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 2000 and December 31, 1999. The liquidation and redemption value at September 30, 2000 and December 31, 1999 was $200,000.

$9.20 Series F Exchangeable Preferred Stock

The  Company  authorized  1,250,000  shares  of $.01 par  value  $9.20  Series F
Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 2000 and December 31, 1999. The liquidation and redemption value at September 30, 2000 and December 31, 1999 was $125,000.

$8.625 Series H Exchangeable Preferred Stock

The Company authorized 2,500,000 shares of $.01 par value $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 2000 and December 31, 1999. The liquidation and redemption value at September 30, 2000 and December 31, 1999 was $250,000.


6.   Investment by Liberty Media

In April 2000, Liberty Media Corporation ("Liberty Media") invested $200,000 in cash in exchange for 8,000,000 shares, or 5%, of the Company's issued and outstanding shares of common stock, subject to a one-year lockup, and a warrant to purchase an additional 1,500,000 shares of the Company's common stock. The warrant received by Liberty Media is exercisable at $25 per share on or before April 19, 2003. Additionally, Liberty Media has received an option to acquire a 12.5% stake in the Company's newly formed subsidiary, Primedia Digital Video.


7.   Non-cash Compensation and Non-cash Non-recurring Charges

During the nine months ended September 30, 2000, the Company recorded $19,500 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consist of a $7,062 pro-rata charge related to 1,380,711 shares of common stock granted to a senior executive in 1999, and a $12,438 charge related to the extension of stock option expiration periods for a senior executive during the first quarter of 2000. At September 30, 2000 and December 31, 1999, unearned stock grant compensation balances of $8,188 and $15,250, respectively, are recorded on the accompanying condensed consolidated balance sheets.

During the second quarter of 2000, the Company recorded $7,400 of non-cash non-recurring charges relating to the recoverability of certain assets of our business-to-business segment.


8.   Provision for Severance, Closures and Integration Costs

During the nine months ended September 30, 2000, the Company recorded $7,703 of integration costs relating to a management reorganization. These costs have been charged to operations as incurred. These integration costs consist of $5,506 for consultants related to sourcing and integration initiatives, $1,478 related to recruiting for senior executives hired during the first six months of 2000 and $719 of other costs. Through September 30, 2000, approximately $7,100 of related cash payments have been made. The remaining costs are expected to be paid during 2000.

During the second quarter of 2000, the Company announced the details of plans aimed largely at centralizing many support functions. As part of these plans, the Company has consolidated many back office functions including but not limited to certain accounting and purchasing functions. As a result, the Company
will  close  and  consolidate   fifteen  office  locations  and will terminate
approximately 225 individuals.

During the second and third quarters of 2000, in conjunction with these plans, the Company has recorded pre-tax charges of $10,250 and $1,055, respectively, for a total of $11,305. The total charge recorded on the accompanying condensed consolidated statements of operations, is comprised of the following: $7,364 of severance and other employee costs, $1,947 of lease obligations, $1,761 of contract termination costs related to pre-press and licensing agreements and $233 of other exit costs. As of September 30, 2000, approximately $1,400 has been paid primarily relating to severance. The majority of the remaining costs are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

The Company is currently developing additional plans aimed largely at the consolidation of certain functions, and accordingly may record an additional provision for severance and closures of approximately $2,000 - $4,000 during the fourth quarter of 2000.

During the first quarter of 1999, the Company discontinued five unprofitable Primedia Workplace Learning product lines. In relation to these discontinuances, the Company recorded a $22,000 charge for approximately $13,200 of cash payments primarily related to transponder and office site leases and approximately $8,800 related to the recoverability of the related excess of purchase price over net assets acquired and certain other assets. As of September 30, 2000, approximately $9,700 of the cash payments have been made. The remaining $3,500 is expected to be paid during 2000 and 2001.

The  liabilities   representing  the  provision  for  severance,   closures  and
integration costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

9.       Comprehensive Loss

Comprehensive loss for the nine and three months ended September 30, 2000 and 1999 is presented in the following tables:


                                                      Nine Months Ended
                                              September 30,       September 30,
                                                  2000                1999
                                             --------------      --------------
Net loss                                     $     (89,518)      $     (67,975)
Other comprehensive income (loss):
  Unrealized loss on available-for-sale
     securities                                   (219,364)                  -
  Foreign currency translation adjustments            (619)                111
                                             --------------      --------------
Total comprehensive loss                     $    (309,501)      $     (67,864)
                                             ==============      ==============


                                                     Three Months Ended
                                              September 30,       September 30,
                                                  2000                1999
                                             --------------      --------------
Net loss                                     $     (43,019)      $     (17,097)
Other comprehensive income (loss):
  Unrealized loss on available-for-sale
     securities                                    (46,735)                  -
 Foreign currency translation adjustments             (411)                117
                                             --------------      --------------
Total comprehensive loss                     $     (90,165)      $     (16,980)
                                             ==============      ==============




10.      Loss per Common Share

Loss per share for the nine and three-month periods ended September 30, 2000 and 1999 has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.


11.      Divestitures

On March 30, 2000, the Company announced its intention to divest QWIZ, Inc., Pictorial, Inc. and 18 business directories ("Directories") (see Note 1). At that time, in accordance with SFAS No. 121, these businesses ceased to depreciate their property and equipment and ceased to amortize their intangible assets and excess of purchase price over net assets acquired.

On June 30, 2000, the Company completed the sale of Pictorial, Inc. to BISYS for total consideration of $129,000 in cash, which includes proceeds on the sale of the business as well as payments received related to a non-compete agreement. The value of the non-compete agreement is approximately $25,000 and is included in deferred revenues on the accompanying condensed consolidated balance sheet as of September 30, 2000. The non-compete agreement is being amortized over a 15-year period. In connection with the sale, the Company recorded a gain of approximately $17,700, net of estimated selling costs. The Company has used the proceeds of this sale for repayment of borrowings under its credit facilities.

Total proceeds from the sales of Directories and QWIZ, Inc. are expected to exceed their carrying values and will primarily be used to pay down borrowings under the Company's credit facilities. The net assets of Directories and QWIZ, Inc. are recorded at their carrying value as net assets held for sale on the accompanying condensed consolidated balance sheet as of September 30, 2000. The net assets held for sale as of September 30, 2000 are primarily comprised of approximately $54,000 of excess of purchase price over net assets acquired and other intangible assets, net.

During the quarter ended June 30, 2000, the Company received $10,000 due to the final settlement on a prior period divestiture. This receipt is included in
other  income  on  the   accompanying   condensed   statements  of  consolidated
operations.


12.      Business Segment Information

On March 30, 2000, the Company announced a new strategic direction which included a management reorganization and a focus on building a fully integrated, targeted business-to-business and consumer media company. Accordingly, the Company's operations were reclassified into two new segments, consumer and business-to-business and previously reported results have been restated
accordingly (see Note 1). Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Primedia's chief decision-maker evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other credits (charges) ("EBITDA"). Other credits (charges) include non-cash compensation and non-cash non-recurring charges, provision for severance, closures and integration costs and gain (loss) on sale of businesses and other, net.

During 1999, the Company divested the supplemental education group (which includes Weekly Reader Corporation, Primedia Reference Inc. and American Guidance Service Inc.) ("SEG"). In addition, during 2000, the Company divested Pictorial and Directories and plans to divest QWIZ. Accordingly, in 2000, the Company reclassified SEG, Pictorial, QWIZ and Directories as Non-Core Businesses and has restated prior periods. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief decision-maker views these businesses separately when evaluating and making decisions regarding ongoing operations.


                                                  Nine Months Ended                           Three Months Ended
                                                     September 30,                               September 30,
                                               2000                  1999                 2000                   1999
                                          ---------------     -----------------      ----------------     ----------------
Sales, Net:
Consumer                                  $      828,830       $      771,040         $       274,532       $     257,380
Business-to-business                             369,545              348,419                 121,098             111,056
Eliminations                                        (800)                   -                    (800)                  -
Other:
          Non-Core Businesses                     34,049              140,995                   6,817              54,569
                                          ---------------     -----------------      ----------------     ----------------
Total                                     $    1,231,624       $    1,260,454         $       401,647       $     423,005
                                          ===============     =================      ================     ================


EBITDA (1):
Consumer                                  $      125,098       $      156,622         $        32,392       $      48,095
Business-to-business                              63,165               68,530                  18,662              19,128
Other:
       Corporate                                 (24,632)             (22,101)                 (8,316)             (8,170)
       Non-Core Businesses                         8,693               41,161                   1,288              19,614
                                          ---------------     -----------------      ----------------     ----------------
Total                                     $      172,324       $      244,212         $        44,026       $      78,667
                                          ===============     =================      ================     ================

The following is a reconciliation of EBITDA to operating income (loss):

                                                  Nine Months Ended                           Three Months Ended
                                                     September 30,                               September 30,
                                               2000                   1999              2000                      1999
                                           ----------------     ---------------      ----------------     ----------------
Total EBITDA (1)                           $       172,324      $      244,212        $       44,026        $      78,667
Depreciation of property and equipment             (39,760)            (36,350)              (12,855)             (12,296)
Amortization of intangible assets, excess
   of purchase price over net assets
   acquired and other                              (98,279)           (126,676)              (31,857)             (39,642)
Non-cash compensation and non-cash
   non-recurring charges                           (26,900)                  -                (2,354)                   -
Provision for severance, closures and
   integration costs                               (19,008)            (22,000)               (2,291)                   -
Gain (loss) on sale of businesses and
   other, net                                       26,824                   -                (1,658)                   -
                                           ----------------     ---------------      ----------------     ----------------
Operating income (loss)                    $        15,201      $       59,186        $       (6,989)         $     26,729
                                           ================     ===============      ================     ================

(1)  EBITDA   represents   earnings  before   interest,   taxes,   depreciation,
amortization and other credits (charges).


Earnings before interest, taxes, depreciation, amortization and other credits (charges), or EBITDA, is a widely used and commonly reported standard measure utilized by analysts, investors and other interested parties in the analysis of the media industry. Other credits (charges) include non-cash compensation and non-cash non-recurring charges, provision for severance, closures and integration costs and gain (loss) on sale of businesses and other, net. EBITDA is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. This information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.


13. Subsequent Events

In October 2000, the Company completed the sale of Directories to an acquisition group formed by Bariston Partners, LLC. for $34,000 in cash.

In October 2000, the Company announced that it has signed an agreement to merge with About.com, Inc. About.com, Inc. is a platform comprised of a network of more than 700 highly-targeted topic-specific web sites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related web sites. About.com, Inc.'s sales were approximately $27,000 for the year ended December 31, 1999.

This merger will create a leading targeted media company, which will provide a vast array of marketing solutions to advertisers and niche content to users. Under terms of the agreement, shareholders of About.com, Inc. will receive 45,200,000 shares of the Company or 2.3409 Company shares for each About.com, Inc. share. The value of the transaction is $690,000 based on the Company's October 27, 2000 closing price of $15.25 and About.com, Inc.'s closing price of $23.875. This transaction will be accounted for under the purchase method of accounting and is subject to Primedia's and About.com, Inc.'s shareholder approval. The transaction, which is also subject to regulatory approval, is expected to close during the first quarter of 2001.

In addition to the above merger, the Company entered into an additional business arrangement with About.com, Inc. whereby the Company will provide approximately $72,000 of advertising and promotional services in exchange for an aggregate of 2,016,806 shares of common stock of About.com, Inc. Except in limited circumstances, this arrangement will remain in effect regardless of whether the merger is completed.

Through November 14, 2000, the Company completed two acquisitions in the business-to-business segment and acquired a controlling interest in an entity included in the consumer segment.

14. Financial Information for Guarantors of the Company's Debt

The information that follows presents condensed consolidating financial information as of and for the nine months ended September 30, 2000 for a) Primedia Inc. (as the Issuer), b) the guarantor subsidiaries, c) the foreign non-guarantor subsidiaries, d) the unrestricted Internet non-guarantor subsidiaries, e) elimination entries and f) the Company on a consolidated basis.

The condensed financial statements of the guarantor subsidiaries as of and for the nine months ended September 30, 1999 are omitted because the Company believes the separate financial statements would not be material to the shareholders and potential investors. The total assets, revenues, income or equity of non-guarantor subsidiaries, both individually and on a combined basis as of and for the nine months ended September 30, 1999 were inconsequential in relation to the total assets, revenues, income or equity of the Company.

The condensed consolidating financial information includes certain allocations based on management's best estimates and should be read in connection with the condensed consolidated financial statements of the Company.

                          PRIMEDIA INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                  For the Nine Months Ended September 30, 2000
                            (dollars in thousands)

                                                                                             Unrestricted
                                                                                Foreign        Internet               Primedia Inc.
                                                                  Guarantor   Non-Guarantor Non-Guarantor                 and
                                                   Primedia Inc. Subsidiaries Subsidiaries  Subsidiaries  Eliminations Subsidiaries
                                                  ----------------------------------------------------------------------------------

Sales, net                                          $         -   $ 1,225,386   $    4,938   $    31,463   $  (30,163)  $ 1,231,624
Operating costs and expenses:
     Cost of goods sold                                       -       289,790        1,679        38,254      (30,163)      299,560
     Marketing and selling                                    -       276,184        1,435        12,325            -       289,944
     Distribution, circulation and fulfillment                -       174,570          584        13,857            -       189,011
     Editorial                                                -        90,886          313         2,828            -        94,027
     Other general expenses                                   -       133,761          752        27,613            -       162,126
     Corporate administrative expenses (excluding
        non-cash compensation)                           23,945             -            -           687            -        24,632
     Depreciation of property and equipment               1,377        34,330           75         3,978            -        39,760
     Amortization of intangible assets, excess
        of purchase price over net assets
        acquired and other                                  322        97,044          529           384            -        98,279
     Non-cash compensation and non-cash
        non-recurring charges                            19,500         7,400            -             -            -        26,900
     Provision for severance, closures and
        integration costs                                12,739         6,165            -           104            -        19,008
     Gain on sale of businesses and other, net                -       (17,947)           -        (8,877)           -       (26,824)
                                                  ----------------------------------------------------------------------------------

Operating income (loss)                                 (57,883)      133,203         (429)      (59,690)           -        15,201
Other income (expense):
     Interest expense                                  (104,869)       (4,284)        (281)            -            -      (109,434)
     Amortization of deferred financing costs                 -        (2,897)          (2)            -            -        (2,899)
     Equity in losses of subsidiaries                  (107,396)            -            -             -      107,396             -
     Intercompany management fees and interest          180,296      (180,296)           -             -            -             -
     Other, net                                             334         7,512         (291)           59            -         7,614
                                                  ----------------------------------------------------------------------------------
Net loss                                            $   (89,518)  $   (46,762)  $   (1,003)  $   (59,631)  $  107,396   $   (89,518)
                                                  ==================================================================================

                      PRIMEDIA INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEET
                               (UNAUDITED)

                           September 30, 2000
                        (dollars in thousands)

                                                                                 Unrestricted
                                                                      Foreign      Internet                   Primedia Inc.
                                                      Guarantor    Non-Guarantor Non-Guarantor                    and
                                       Primedia Inc. Subsidiaries   Subsidiaries  Subsidiaries  Eliminations  Subsidiaries
                                        -----------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents             $   8,892   $   16,838    $      3,836   $        95   $         -   $    29,661
    Accounts receivable, net                    367      255,806             736         3,842             -       260,751
    Intercompany receivables                257,100      334,327               -         3,772      (595,199)            -
    Inventories, net                              -       29,067              12         1,071             -        30,150
    Net assets held for sale                      -       48,347             249             -             -        48,596
    Prepaid expenses and other                8,524       42,466             107         2,886             -        53,983
                                        -----------------------------------------------------------------------------------
 Total current assets                       274,883      726,851           4,940        11,666      (595,199)      423,141

Property and equipment, net                   7,274      122,296             153        31,233             -       160,956
Investment in subsidiaries                  981,029            -               -             -      (981,029)            -
Other intangible assets, net                  2,543      516,619             712           949             -       520,823
Excess of purchase price over
   net assets acquired, net                 (13,254)   1,103,974           3,531         5,044             -     1,099,295
Deferred income tax asset, net              176,200            -               -             -             -       176,200
Other investments                           152,440        1,089               -        37,727             -       191,256
Other non-current assets                      4,779       84,954              13           124             -        89,870
                                        -----------------------------------------------------------------------------------
                                         $1,585,894  $ 2,555,783    $      9,349   $    86,743   $(1,576,228)  $ 2,661,541
                                        ===================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                     $      450  $    69,770    $        284   $     1,873   $         -   $    72,377
    Intercompany payables                  (550,608)     970,950          13,046       161,811      (595,199)            -
    Accrued interest payable                 18,069            -               -             -             -        18,069
    Accrued expenses and other               76,275      145,771             251         5,024             -       227,321
    Deferred revenues                        25,834      230,910             553         6,405             -       263,702
    Current maturities of long-term debt      6,891       15,121               -            12             -        22,024
                                        -----------------------------------------------------------------------------------
       Total current liabilities           (423,089)   1,432,522          14,134       175,125      (595,199)      603,493
                                        -----------------------------------------------------------------------------------

Long-term debt                            1,579,744       25,466               -             7             -     1,605,217
                                        -----------------------------------------------------------------------------------
Intercompany notes payable                        -    2,139,960               -             -    (2,139,960)            -
                                        -----------------------------------------------------------------------------------
Other non-current liabilities                     -       21,427             246           939             -        22,612
                                        -----------------------------------------------------------------------------------
Exchangeable preferred stock                560,916            -               -             -             -       560,916
                                        -----------------------------------------------------------------------------------
Shareholders' deficiency:
    Common stock                              1,669            -               -             -             -         1,669
    Additional paid-in capital            1,342,626            -               -             -             -     1,342,626
    Accumulated deficit                  (1,332,522)  (1,061,532)         (4,857)      (92,542)    1,158,931    (1,332,522)
    Accumulated other comprehensive
      income (loss)                        (133,599)      (2,060)           (174)        3,214             -      (132,619)
    Unearned stock grant compensation        (8,188)           -               -             -             -        (8,188)
    Common stock in treasury, at cost        (1,663)           -               -             -             -        (1,663)
                                        -----------------------------------------------------------------------------------
       Total shareholders' deficiency      (131,677)  (1,063,592)         (5,031)      (89,328)    1,158,931      (130,697)
                                        -----------------------------------------------------------------------------------
                                         $1,585,894  $ 2,555,783    $      9,349   $    86,743  $ (1,576,228)  $ 2,661,541
                                        ===================================================================================

    ----------------------------------------------------------------------


                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                   For the Nine Months Ended September 30, 2000
                           (dollars in thousands)

                                                                                               Unrestricted
                                                                                  Foreign       Internet               Primedia Inc.
                                                                    Guarantor   Non-Guarantor Non-Guarantor                 and
                                                    Primedia Inc. Subsidiaries  Subsidiaries  Subsidiaries Eliminations Subsidiaries
                                                   ---------------------------------------------------------------------------------
Operating activities:
    Net loss                                         $   (89,518)  $ (46,762)    $  (1,003)    $  (59,631)   $ 107,396    $ (89,518)
    Adjustments to reconcile net loss to
       net cash provided by (used in)
       operating activities:
       Depreciation and amortization                       1,699     134,271           606          4,362            -      140,938
       Gain on sale of businesses and other, net               -     (17,947)            -         (8,877)           -      (26,824)
       Accretion of discount on acquisition obligation
          and other                                          577       2,314             -              -            -        2,891
       Non-cash compensation and non-cash
          non-recurring charges                           19,500       7,400             -              -            -       26,900
       Equity in losses of subsidiaries                  107,396           -             -              -     (107,396)           -
       Intercompany (income) expense                    (180,296)    180,296             -              -            -            -
       Other, net                                            (11)        830            29              -            -          848
    Changes in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable, net                             (322)    (30,825)         (100)        (1,226)           -      (32,473)
       Inventories, net                                        -         198            (4)         1,045            -        1,239
       Prepaid expenses and other                         (5,046)     (8,366)          (45)        (1,873)           -      (15,330)
    Increase (decrease) in:
       Accounts payable                                   (2,992)    (26,876)          (89)         1,018            -      (28,939)
       Accrued interest payable                           (1,310)          -             -              -            -       (1,310)
       Accrued expenses and other                          1,238      (1,693)           75          1,105            -          725
       Deferred revenues                                       -      (4,142)          (94)         3,399            -         (837)
       Other non-current liabilities                     (50,649)     50,312            (8)            26            -         (319)
                                                   ---------------------------------------------------------------------------------
         Net cash provided by (used in)
           operating activities                         (199,734)    239,010          (633)       (60,652)           -      (22,009)
                                                   ---------------------------------------------------------------------------------

Investing activities:
    Additions to property, equipment and other, net       (1,037)    (33,188)          (17)       (19,353)           -      (53,595)
    Proceeds from sales of businesses and other                -     131,667             -         10,372            -      142,039
    Payments for businesses acquired                           -     (23,201)            -         (1,242)           -      (24,443)
    Payments for other investments                       (45,428)     (3,660)            -        (18,325)           -      (67,413)
                                                   ---------------------------------------------------------------------------------

       Net cash provided by (used in)
         investing activities                            (46,465)     71,618           (17)       (28,548)           -       (3,412)
                                                   ---------------------------------------------------------------------------------

Financing activities:
    Intercompany activity                                207,833    (298,529)        1,805         88,891            -            -
    Borrowings under credit agreements                   436,550           -             -              -            -      436,550
    Repayments of borrowings under credit agreements    (549,800)         99          (290)             -            -     (549,991)
    Payments of acquisition obligation                    (3,685)     (6,248)            -              -            -       (9,933)
    Proceeds from issuances of common stock,
       net of redemptions                                209,743           -             -              -            -      209,743
    Taxes paid associated with stock option exercises    (16,891)          -             -              -            -      (16,891)
    Purchases of common stock for the treasury              (385)          -             -              -            -         (385)
    Dividends paid to preferred stock shareholders       (39,797)          -             -              -            -      (39,797)
    Deferred financing costs paid                              -        (175)            -              -            -         (175)
    Other                                                      2      (2,702)            -              -            -       (2,700)
                                                   ---------------------------------------------------------------------------------
       Net cash provided by (used in)
         financing activities                            243,570    (307,555)        1,515         88,891            -       26,421
                                                   ---------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          (2,629)      3,073           865           (309)           -        1,000
Cash and cash equivalents, beginning of period            11,521      13,765         2,971            404            -       28,661
                                                   ---------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $    8,892  $   16,838    $    3,836    $        95    $       -   $   29,661
                                                   =================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Primedia Inc., together with its subsidiaries, is herein referred to as either "Primedia" or the "Company."

The following discussion and analysis of the Company's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. On March 30, 2000, the Company announced a new strategic direction, which included a management reorganization and a focus on building a fully integrated targeted business-to-business and consumer media company. Accordingly, the Company's two new segments are consumer and business-to-business.

Management believes a meaningful comparison of the results of operations for the nine and three months ended September 30, 2000 and 1999 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses include the supplemental education group (which includes Weekly Reader Corporation, Primedia Reference Inc. and American Guidance Service Inc.) ("SEG"), which was divested in the fourth quarter of 1999. The Company has divested Pictorial, Inc. and 18 business directories and plans to divest QWIZ, Inc. by the end of the year. Accordingly, the results of operations for these businesses have been excluded from the Company's business-to-business segment and reported as Non-Core Businesses.

The Company's consumer segment includes 124 targeted magazines and associated products with leading positions in such markets as teens - Seventeen; weddings - Modern Bride; child care - American Baby; city-specific - New York; outdoors - Fly Fisherman and Sail; automotive - Sport Compact Car; crafts - Crafts
Magazine; pets - Cats and equine - Equus; consumer guides (including 79 apartment guides and 26 new home guides); Channel One (the only daily news show geared toward high school students) as well as its Films for the Humanities and Sciences division, and the newly formed Primedia Digital Video (a unit focused on delivering consumer broadband video).

The Company's business-to-business segment includes 92 business-to-business magazines and 47 trade shows (including leading titles in such areas as telecommunications - Telephony; media - Folio; marketing - American Demographics; agriculture -Farm Industry News and entertainment technologies - Cable World); workplace learning (including 15 video networks and television series in such areas as healthcare, law enforcement and automotive); business databases and directories (including Bacon's for the public relations industry and Federal Sources for government information technology procurement), and IndustryClick, the Company's business-to-business Internet company.

The results from continuing businesses for each segment include traditional and new media operations. Starting in 1998, the Company has committed significant financial resources to the development of its new media businesses. These units leverage off of the traditional media businesses. The current levels of spending have reduced total EBITDA in the 2000 periods as compared to the prior year. Funding for these projects comes from the Company's cash flow and proceeds from the sale of non-strategic units.

Results from the Company's new media operations reflect certain adjustments including the allocation of bundled revenues and various intercompany expenses based on certain Internet industry ranges and methodologies. All intercompany transactions between the traditional and new media operations are eliminated in consolidation.

Prior period results have been restated to reflect the Company's new segment reporting and reclassification of SEG, Pictorial, QWIZ, Inc. and 18 business directories as Non-Core Businesses.

Earnings before interest, taxes, depreciation, amortization and other credits (charges), or EBITDA, is a widely used and commonly reported standard measure utilized by analysts, investors and other interested parties in the analysis of the media industry. Other credits (charges) include non-cash compensation and non-cash non-recurring charges, provision for severance, closures and integration costs and gain (loss) on sale of businesses and other, net. EBITDA is included in the following discussion to provide additional information for determining the ability of the Company to meet its future debt service requirements and to pay cash dividends on its preferred stock. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. This information is disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. This measure may not be comparable to similarly titled measures used by other companies.

                         Primedia Inc. and Subsidiaries
                   Unaudited Results of Consolidated Operations
                              (dollars in thousands)

                                                   Nine Months Ended                          Three Months Ended
                                                     September 30,                               September 30,
                                                 2000             1999                       2000           1999
                                            ---------------  --------------             -------------  -------------
Sales, Net:
     Continuing Businesses:
         Consumer                            $     828,830    $    771,040               $    274,532    $   257,380
         Business-to-business                      369,545         348,419                    121,098        111,056
         Eliminations                                 (800)              -                       (800)             -
                                            ---------------  --------------             -------------  -------------
            Subtotal                             1,197,575       1,119,459                    394,830        368,436
     Non-Core Businesses                            34,049         140,995                      6,817         54,569
                                            ---------------  --------------             -------------  -------------
            Total                            $   1,231,624    $  1,260,454               $    401,647    $   423,005
                                            ===============  ==============             =============  =============


EBITDA:
     Continuing Businesses:
         Consumer                            $     125,098    $    156,622               $     32,392    $    48,095
         Business-to-business                       63,165          68,530                     18,662         19,128
         Corporate                                 (24,632)        (22,101)                    (8,316)        (8,170)
                                            ---------------  --------------             -------------  -------------
            Subtotal                               163,631         203,051                     42,738         59,053
     Non-Core Businesses                             8,693          41,161                      1,288         19,614
                                            ---------------  --------------             -------------  -------------
            Total                            $     172,324    $    244,212               $     44,026    $    78,667
                                            ===============  ==============             =============  =============


Operating Income (Loss):
     Continuing Businesses:
         Consumer                            $      37,400    $     66,930               $      3,590    $    17,824
         Business-to-business                        4,914          (8,598)                     2,606            837
         Corporate                                 (49,696)        (22,850)                   (13,501)        (8,416)
                                            ---------------  --------------             -------------  -------------
            Subtotal                                (7,382)         35,482                     (7,305)        10,245
     Non-Core Businesses                            22,583          23,704                        316         16,484
                                            ---------------  --------------             -------------  -------------
            Total                                   15,201          59,186                     (6,989)        26,729

Other Income (Expense):
     Interest expense                             (109,434)       (123,965)                   (34,114)       (42,429)
     Amortization of deferred
         financing costs                            (2,899)         (2,426)                      (960)          (855)
     Other, net                                      7,614            (770)                      (956)          (542)
                                            ---------------  --------------             -------------  -------------
Net Loss                                     $     (89,518)   $    (67,975)             $     (43,019)   $   (17,097)
                                            ===============  ==============             =============  =============

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999:

Consolidated Results:

Traditional media sales from Continuing Businesses increased 7.7% to $1,197,619 in 2000 from $1,112,281 in 1999 due to growth in both segments. New media sales from Continuing Businesses increased 82.1% to $30,119 in 2000 from $16,536 in 1999 due to growth in both segments. After the elimination of inter-company sales between the traditional and new media businesses of $30,163 and $9,358 in 2000 and 1999, respectively, sales from Continuing Businesses increased 7.0% to $1,197,575 in 2000 from $1,119,459 in 1999 due to growth in both segments. Total sales, including Non-Core Businesses, decreased 2.3% to $1,231,624 in the first nine months of 2000 from $1,260,454 in the 1999 period.

Traditional media EBITDA from Continuing Businesses increased 4.0% to $227,538 in 2000 from $218,720 in 1999, while new media EBITDA from Continuing Businesses decreased 307.9% to $(63,907) in 2000 from $(15,669) in 1999. EBITDA from
Continuing Businesses decreased 19.4% to $163,631 in 2000 from $203,051 in 1999 due to decreases in both segments caused by higher investment in new media development. Total EBITDA, including Non-Core Businesses, decreased $71,888 or 29.4% to $172,324 in 2000 from $244,212 in 1999.

Operating income (loss) from Continuing Businesses, including traditional media and new media operations, decreased to $(7,382) in 2000 compared to $35,482 in 1999. This change was due primarily to the decrease in EBITDA caused by higher investment in new media development. The non-cash compensation and non-cash non-recurring charges recorded in 2000 were offset by the decreased amortization expense and the gain on sale of businesses and other, net recorded during the first nine months of 2000. Total operating income, including Non-Core Businesses, decreased 74.3% to $15,201 in 2000 compared to $59,186 in 1999.

Interest expense decreased by 11.7% in the first nine months of 2000 compared to 1999. This decrease is the result of the Company's use of proceeds from the sale of SEG and Pictorial and from the Liberty Media investment to repay borrowings under its credit facilities.

Other income (expense) increased to $7,614 in 2000 compared to $(770) in 1999 primarily due to a $10,000 final cash settlement received on a prior period divestiture.

Consumer:

Traditional media sales from Continuing Businesses increased 8.3% to $831,259 in 2000 from $767,234 in 1999. This increase was due primarily to double-digit growth at the apartment guides, as well as strong growth in advertising and circulation revenues at the enthusiast magazines. These increases were partially offset by lower single copy sales at the soap opera and youth entertainment group titles. New media sales from Continuing Businesses increased 51.1% to $15,587 in 2000 from $10,317 in 1999 primarily due to an increase in Internet advertising at apartmentguide.com and magazine related web-sites. After the elimination of inter-company sales between the traditional and new media businesses of $18,016 and $6,511 in 2000 and 1999, respectively, sales from Continuing Businesses increased 7.5% to $828,830 in the first nine months of 2000 from $771,040 in 1999.

Traditional media EBITDA from Continuing Businesses increased 2.2% to $171,793 in 2000 from $168,050 in 1999. The traditional media EBITDA margin from Continuing Businesses decreased to 20.7% in 2000 from 21.9% in 1999 primarily due to reduced newsstand sales at the soap opera and youth entertainment group titles, as well as higher paper prices. New media EBITDA from Continuing Businesses decreased 308.6% to $(46,695) in 2000 from $(11,428) in 1999.
EBITDA from Continuing Businesses decreased 20.1% to $125,098 in 2000 from $156,622 in 1999. The EBITDA margin for Continuing Businesses decreased to 15.1% in 2000 from 20.3% in 1999. The decrease is mostly attributable to significantly increased Internet spending, as well as reduced newsstand sales at the soap opera and youth entertainment group titles and increased paper prices.

Operating income from Continuing Businesses, including traditional media and new media operations, decreased 44.1% to $37,400 in 2000 from $66,930 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA. The provision for severance, closures and integration costs recorded during 2000 was offset by a decrease in amortization expense in 2000 as compared to 1999.


Business-to-Business:

Traditional media sales from Continuing Businesses increased 6.2% to $366,360 in 2000 from $345,047 in 1999. The increase is primarily attributable to the growth in advertising at certain business-to-business magazines and trade shows and increased clipping revenues at Bacon's. New media sales from Continuing Businesses increased 133.7% to $14,532 in 2000 from $6,219 in 1999 primarily due to growth at IndustryClick, our business-to-business Internet unit, as well as new on-line products at Bacon's. After the elimination of inter-company sales between the traditional and new media businesses of $11,347 and $2,847 in 2000 and 1999, respectively, sales from Continuing Businesses increased 6.1% to $369,545 in the first nine months of 2000 from $348,419 in 1999.

Traditional media EBITDA from Continuing Businesses increased 10.8% to $79,344 in 2000 from $71,620 in 1999. The traditional media EBITDA margin from Continuing Businesses increased slightly to 21.7% in 2000 from 20.8% in 1999 due primarily to strength at certain business-to-business titles. New media EBITDA from Continuing Businesses decreased 423.6% to $(16,179) in 2000 from $(3,090) in 1999. EBITDA from Continuing Businesses decreased 7.8% to $63,165 in 2000 from $68,530 in 1999. The EBITDA margin decreased to 17.1% in 2000 from 19.7% in 1999. The decrease is reflective of increased Internet investment.

Operating income (loss) from Continuing Businesses, including traditional media and new media operations, increased to $4,914 in 2000 from $(8,598) in 1999. The increase in operating income is primarily attributable to reduced amortization expense in 2000 compared to 1999 as well as the $22,000 provision for product-line closures which was recorded during 1999. These increases were partially offset by the decrease in EBITDA and $7,400 of non-cash non-recurring charges recorded during 2000.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999:

Consolidated Results:

Traditional media sales from Continuing Businesses increased 8.6% to $396,878 in 2000 from $365,568 in 1999 due to growth in both segments. New media sales from Continuing Businesses increased 91.1% to $12,104 in 2000 from $6,333 in 1999 due to growth in both segments. After the elimination of inter-company sales between the traditional and new media businesses of $14,152 and $3,465 in 2000 and 1999, respectively, sales from Continuing Businesses increased 7.2% to $394,830 in 2000 from $368,436 in 1999 due to growth in both segments. Total sales, including Non-Core Businesses, decreased 5.0% to $401,647 in the third quarter of 2000 from $423,005 in the 1999 period.

Traditional media EBITDA from Continuing Businesses increased 9.3% to $ 72,039 in 2000 from $ 65,939 in 1999, due to growth in both segments, while new media EBITDA from Continuing Businesses decreased 325.5% to $(29,301) in 2000 from $(6,886) in 1999. EBITDA from Continuing Businesses decreased 27.6% to $42,738 in 2000 from $59,053 in 1999 due to decreases in both segments. The biggest factor contributing to the decline was higher investment in new media development. Total EBITDA, including Non-Core Businesses, decreased $34,641 or 44.0% to $44,026 in 2000 from $78,667 in 1999.

Operating income (loss) from Continuing Businesses, including traditional media and new media operations, decreased to $(7,305) in 2000 compared to $10,245 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA. The non-cash compensation and the provision for severance, closures and integration costs recorded during the third quarter of 2000 were substantially offset by reduced amortization expense during the period due to accelerated amortization methods. Total operating income (loss), including Non-Core Businesses, decreased to $(6,989) in 2000 compared to $26,729 in 1999.

Interest expense decreased by 19.6% in the third quarter of 2000 compared to 1999. This decrease is the result of the Company's use of proceeds from the sale of SEG and Pictorial and from the Liberty Media investment to repay borrowings under its credit facilities.


Consumer:

Traditional media sales from Continuing Businesses increased 8.5% to $277,252 in 2000 from $255,520 in 1999. This increase was due primarily to double-digit growth at the apartment guides, as well as strong growth in advertising and circulation revenues at the enthusiast magazines. These increases were partially offset by lower single copy sales at the soap opera and youth entertainment group titles. New media sales from Continuing Businesses increased 49.1% to $6,422 in 2000 from $4,308 in 1999 primarily due to an increase in Internet advertising at apartmentguide.com. After the elimination of inter-company sales between the traditional and new media businesses of $9,142 and $2,448 in 2000 and 1999, respectively, sales from Continuing Businesses increased 6.7% to $274,532 in the third quarter of 2000 from $257,380 in 1999.

Traditional media EBITDA from Continuing Businesses increased 5.3% to $55,797 in 2000 from $53,006 in 1999. The traditional media EBITDA margin from Continuing Businesses decreased to 20.1% in 2000 from 20.7% in 1999 primarily due to reduced newsstand sales at the soap opera and youth entertainment group titles as well as higher paper prices. New media EBITDA from Continuing Businesses decreased 376.6% to $(23,405) in 2000 from $(4,911) in 1999.
EBITDA from Continuing Businesses decreased 32.6% to $32,392 in 2000 from $48,095 in 1999. The EBITDA margin for Continuing Businesses decreased to 11.8% in 2000 from 18.7% in 1999. The decrease is mostly attributable to significantly increased Internet spending, as well as reduced newsstand sales at the soap opera and youth entertainment group titles and higher paper prices.

Operating income from Continuing Businesses, including traditional media and new media operations, decreased 79.9% to $3,590 in 2000 from $17,824 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA.


Business-to-Business:

Traditional media sales from Continuing Businesses increased 8.7% to $119,626 in 2000 from $110,048 in 1999. The increase is primarily attributable to the growth at certain business-to-business magazines and trade shows. New media sales from Continuing Businesses increased 180.6% to $5,682 in 2000 from $2,025 in 1999 primarily due to growth at IndustryClick, our business-to-business Internet unit, as well as new on-line products at Bacon's. After the elimination of inter-company sales between the traditional and new media businesses of $4,210 and $1,017 in 2000 and 1999, respectively, sales from Continuing Businesses increased 9.0% to $121,098 in the third quarter of 2000 from $111,056 in 1999.

Traditional media EBITDA from Continuing Businesses increased 17.5% to $24,428 in 2000 from $20,789 in 1999. The traditional media EBITDA margin from Continuing Businesses increased to 20.4% in 2000 from 18.9% in 1999 primarily due to strength at certain business-to-business titles. New media EBITDA from Continuing Businesses decreased 247.1% to $(5,766) in 2000 from $(1,661) in 1999. EBITDA from Continuing Businesses decreased 2.4% to $18,662 in 2000 from $19,128 in 1999. The EBITDA margin decreased to 15.4% in 2000 from 17.2% in 1999. The decrease is reflective of increased Internet investment.

Operating income from Continuing Businesses, including traditional media and new media operations, increased to $2,606 in 2000 from $837 in 1999. The increase in operating income is primarily attributable to a decrease in amortization expense during the third quarter of 2000 as compared to the similar period in 1999.


New Media Operations for Continuing Businesses:

The following presents information related to the Company's new media operations for Continuing Businesses as if they were conducted as stand-alone businesses. In June 1999, intercompany agreements were put in effect between the traditional and new media operations. The following pro forma information was prepared as if these intercompany agreements were in place effective January 1, 1999. The Company applied certain Internet industry ranges and methodologies to its historical operating results to calculate pro forma results related to revenue sharing between the traditional and new media businesses for the following on-line transactions: sales of print products, third-party commerce, proprietary product sales, subscriptions, display and classified advertisements and pay-per-use services. Pro forma adjustments include the allocation of bundled revenues and various intercompany expenses based on certain Internet industry ranges and methodologies.

The Company believes the accounting used for the pro forma adjustments provides a reasonable basis on which to present the pro forma results. The pro forma adjustments relate to the period January 1, 1999 through June 30, 1999. The pro forma new media information is provided for informational purposes only, should not be construed to be indicative of the historical results had these new media businesses been operated as stand-alone operations and is not intended to project future results of operations of the new media businesses.


                        Primedia Inc. and Subsidiaries
                  New Media Operations for Continuing Businesses
                         Nine Months Ended September 30,

                                                                                      1999
                                       2000                   1999                 Pro Forma                1999
                                      Actual                 Actual               Adjustments            Pro Forma
                                 ------------------      ----------------       ---------------      ---------------
New Media Revenues:
   Consumer                      $         15,587         $       5,202           $   5,115(1)        $     10,317
   Business-to-business                    14,532                 6,219                   -                  6,219
                                 ------------------      ----------------       ---------------      ---------------
     Total                       $         30,119         $      11,421           $   5,115           $     16,536
                                 ==================      ================       ===============      ===============


New Media EBITDA (Loss) :
   Consumer                      $        (46,695)        $     (10,432)          $    (996)(2)       $    (11,428)
   Business-to-business                   (16,179)                 (389)             (2,701)(2)             (3,090)
   Corporate                               (1,033)                 (865)               (286)(2)             (1,151)
                                 ------------------      ----------------       ---------------      ---------------
     Total                       $        (63,907)        $     (11,686)          $  (3,983)          $    (15,669)
                                 ==================      ================       ===============      ===============

                        Primedia Inc. and Subsidiaries
                 New Media Operations for Continuing Businesses
                        Three Months Ended September 30,


                                      2000                    1999
                                      Actual                  Actual
                                 ------------------      ----------------
New Media Revenues:
   Consumer                      $           6,422        $       4,308
   Business-to-business                      5,682                2,025
                                 ------------------      ----------------
     Total                       $          12,104        $       6,333
                                 ==================      ================


New Media EBITDA (Loss) :
   Consumer                      $         (23,405)       $      (4,911)
   Business-to-business                     (5,766)              (1,661)
   Corporate                                  (130)                (314)
                                 ------------------      ----------------
     Total                       $         (29,301)      $       (6,886)
                                 ==================      ================


(1) Represents the allocation of the on-line portion of bundled classified ad sales initiated by the consumer guides' traditional salesforce.

(2) Represents commissions charged by the traditional media businesses to the new media businesses primarily for on-line advertising and subscriptions, intercompany advertising expense as well as general administrative services provided.


Liquidity and Capital Resources

Consolidated working capital deficiency, including net assets held for sale and current portion of long-term debt, was $180,352 at September 30, 2000 as compared to $200,458 at December 31, 1999. Consolidated working capital deficiency primarily reflects the recording of deferred revenues as a current liability as well as the expensing of most advertising, editorial and product development costs as incurred. Consolidated working capital deficiency decreased at September 30, 2000 primarily due to the reclassification of the assets and liabilities of QWIZ, Inc. and 18 business directories to net assets held for sale.

Net cash provided by (used in) operating activities during the nine months ended September 30, 2000, after interest payments of $108,191 in 2000 and $120,244 in 1999, was $(22,009), as compared to $40,704 during the same 1999 period, due primarily to increased new media investment, as well as other working capital changes. Net additions to property, equipment and other were $53,595 during the nine months ended September 30, 2000 compared to $43,198 during the 1999 period due primarily to increased spending on new office space and capitalized software expenditures associated with the Company's new media operations. Net cash used in investing activities during the nine months ended September 30, 2000 decreased to $3,412 compared to $125,724 in the same 1999 period due to the lower level of acquisition spending in 2000 as well as proceeds from the sale of Pictorial in 2000. Net cash provided by financing activities during the nine months ended September 30, 2000 was $26,421, compared to $90,531 in the same 1999 period. Borrowings were higher in 1999 to fund greater acquisition spending.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the foreseeable future.


Other Investments

CMGI, Inc.

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. In addition, the Company recorded an unrealized loss of $121,255 for the nine months ended September 30, 2000 related to its investment in CMGI. This unrealized loss is recorded as a component of other comprehensive loss for the nine months ended September 30, 2000. The Company and CMGI have agreed to partner on various business-to-business Internet alliances.

Liberty Media

In April 2000, Liberty Media invested $200,000 in cash in exchange for 8,000,000 shares, or 5%, of the Company's issued and outstanding shares of common stock, subject to a one-year lockup, and a warrant to purchase an additional 1,500,000 shares of the Company's common stock. The warrant received by Liberty Media is exercisable at $25 per share on or before April 19, 2003. Additionally, Liberty Media has received an option to acquire a 12.5% stake in the Company's newly formed subsidiary, Primedia Digital Video, at fair market value. On April 20, 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. In addition, the Company recorded an unrealized loss of $12,344 for the nine months ended September 30, 2000 related to its investment in Liberty Digital. This unrealized loss is recorded as a component of other comprehensive loss for the nine months ended September 30, 2000. The Company and Liberty Media have agreed to partner on various consumer Internet and broadband initiatives.

Assets-for-Equity Transactions

In the first nine months of 2000, the Company entered various assets-for-equity transactions, some of which also included cash consideration. Through September 30, 2000, the Company's investments totaled approximately $97,000, approximately $20,000 of which was in cash. The remainder represents the fair values of advertising, content licensing and other services to be rendered by the Company in exchange for these equity investments. The Company will recognize these amounts as revenue as services are rendered. Revenue recognized in connection with these assets-for-equity transactions was approximately $10,200 through September 30, 2000.

The  Company  continually   evaluates  all  of  its  investments  for  potential
impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 , "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. As of September 30, 2000, the Company's management believes that none of its investments are permanently impaired.



Provision for Severance, Closures and Integration Costs

During the nine months ended September 30, 2000, the Company recorded $7,703 of integration costs relating to a management reorganization. These costs have been charged to operations as incurred. These integration costs consist of approximately $5,506 for consultants related to sourcing and integration initiatives, approximately $1,478 related to recruiting for senior executives hired during the first six months of 2000 and approximately $719 of other costs. Through September 30, 2000, approximately $7,100 of related cash payments have been made. The remaining costs are expected to be paid during 2000.

During the second quarter of 2000, the Company announced the details of plans aimed largely at centralizing many support functions. As part of these plans, the Company has consolidated many back office functions including but not limited to certain accounting and purchasing functions. As a result, the Company
will  close  and  consolidate   fifteen  office  locations  and  will terminate
approximately 225 individuals.

During the second and third quarters of 2000, in conjunction with these plans, the Company has recorded pre-tax charges of $10,250 and $1,055, respectively, for a total of $11,305. The total charge is comprised of the following: $7,364 of severance and other employee costs, $1,947 of lease obligations, $1,761 of contract termination costs related to pre-press and licensing agreements and $233 of other exit costs. As of September 30, 2000 approximately $1,400 has been paid primarily relating to severance. The majority of the remaining costs are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

The Company is currently developing additional plans aimed largely at the consolidation of certain functions, and accordingly may record an additional provision for severance and closures of approximately $2,000 - $4,000 during the fourth quarter of 2000.

Management anticipates that these plans will result in significant savings in 2001.


Divestitures

On March 30, 2000, the Company announced its intention to divest QWIZ, Inc., Pictorial, Inc. and 18 business directories ("Directories"). At that time, in accordance with SFAS No. 121, these businesses ceased to depreciate their property and equipment and ceased to amortize their intangible assets and excess of purchase price over net assets acquired.

On June 30, 2000, the Company completed the sale of Pictorial, Inc. to BISYS for total consideration of $129,000 in cash, which includes proceeds on the sale of the business as well as payments received related to a non-compete agreement. The value of the non-compete agreement is approximately $25,000 as of September 30, 2000. The non-compete agreement is being amortized over a 15-year period. In connection with the sale, the Company recorded a gain of approximately $17,700, net of estimated selling costs. The Company has used the proceeds of this sale for repayment of borrowings under its credit facilities.

Total proceeds from the sales of Directories and QWIZ, Inc. are expected to exceed their carrying values and will primarily be used to pay down borrowings under the Company's credit facilities. The net assets of Directories and QWIZ, Inc. are recorded at their carrying value as net assets held for sale as of September 30, 2000. The net assets held for sale as of September 30, 2000 are primarily comprised of approximately $54,000 of excess of purchase price over net assets acquired and other intangible assets, net.


Recent Developments

In October 2000, the Company completed the sale of Directories to an acquisition group formed by Bariston Partners, LLC. for $34,000 in cash.

In October 2000, the Company announced that it has signed an agreement to merge with About.com, Inc.. About.com, Inc. is a platform comprised of a network of more than 700 highly-targeted topic-specific web sites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related web sites. About.com, Inc.'s sales were approximately $27,000 for the year ended December 31, 1999.

This merger will create a leading targeted media company, which will provide a vast array of marketing solutions to advertisers and niche content to users. Under terms of the agreement, shareholders of About.com, Inc. will receive 45,200,000 shares of the Company or 2.3409 Company shares for each About.com, Inc. share. The value of the transaction is $690,000 based on the Company's October 27, 2000 closing price of $15.25 and About.com, Inc.'s closing price of $23.875. This transaction will be accounted for under the purchase method of accounting and is subject to Primedia's and About.com, Inc.'s shareholder approval. The transaction, which is also subject to regulatory approval, is expected to close during the first quarter of 2001.

In addition to the above merger, the Company entered into an additional business arrangement with About.com, Inc. whereby the Company will provide approximately $72,000 of advertising and promotional services in exchange for an aggregate of 2,016,806 shares of common stock of About.com, Inc. Except in limited circumstances, this arrangement will remain in effect regardless of whether the merger is completed.

Through November 14, 2000, the Company completed two acquisitions in the business-to-business segment and acquired a controlling interest in an entity included in the consumer segment.

Impact of Inflation

The impact of inflation was immaterial during 1999 and through the first nine months of 2000. Paper prices increased significantly through the first nine months of 2000. In the first nine months of 2000, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increased approximately 4% in January 1999 and is expected to increase in 2001. In the past, the effects of inflation on operating expenses have substantially been offset by Primedia's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine-months of 2000, there were no significant changes related to the Company's market risk exposure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Primedia Inc.
                                  (Registrant)





Date:      November 14, 2000              /s/  Thomas S. Rogers
           ------------------------       --------------------------------------
                                                        (Signature)
                                          Chairman and Chief Executive Officer
                                                (Principal Executive Officer)






Date:      November 14, 2000                /s/  Lawrence R. Rutkowski
           ------------------------       --------------------------------------
                                                      (Signature)
                                             Executive Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)