Form 10-K405
period 2000-12-31
PRIMEDIA INC
filed 2001-04-02
CIK 884382

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K
                                  ------------

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

    The aggregate market value of the common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA at March 9, 2001 was approximately $782 million.

    As of March 9, 2001, 212,937,236 shares of PRIMEDIA's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
PRIMEDIA's notice of annual meeting and proxy statement for its 2001 annual meeting of shareholders into Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              TABLE OF GUARANTORS

                                                       STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                   EXACT NAME OF                      JURISDICTION OF       INDUSTRIAL         EMPLOYER
              REGISTRANT AS SPECIFIED                 INCORPORATION OR    CLASSIFICATION    IDENTIFICATION
                   IN ITS CHARTER                       ORGANIZATION       CODE NUMBER          NUMBER
- ----------------------------------------------------  ----------------   ----------------   --------------
Adams/Intertec International, Inc...................  Delaware                 2721         95-3549600
Adams/Laux Company, Inc.............................  Delaware                 2721         04-3250143
Bacon's Information, Inc. ..........................  Delaware                 7389         36-4011543
Bowhunter Magazine, Inc. ...........................  Pennsylvania             2721         23-2667502
Canoe & Kayak, Inc. ................................  Delaware                 2721         41-1895510
Channel One Communications Corp. ...................  Delaware                 4833         13-3783278
Climbing, Inc. .....................................  Delaware                 2721         41-1885204
Communication Concepts, Inc. .......................  Nevada                   2721         88-0329261
Cover Concepts Marketing Services, LLC..............  Delaware                 7319         04-3370389
Cowles History Group, Inc. .........................  Virginia                 2721         54-1606227
CSK Publishing Company Incorporated.................  Delaware                 2721         13-3023395
Films for the Humanities & Sciences, Inc. ..........  Delaware                 7812         13-1932571
Game & Fish Merger Subsidiary, Inc. ................  Georgia                  2721         13-4082334
Go Lo Entertainment, Inc. ..........................  California               7389         95-4307031
Haas Publishing Companies, Inc. ....................  Delaware                 2741         58-1858150
Horse & Rider, Inc. ................................  California               2721         33-0480523
IntelliChoice, Inc. ................................  California               2721         77-0168905
Intertec Publishing Corporation ....................  Delaware                 2721         48-1071277
Kagan Media Appraisals, Inc.........................  Delaware                 2721         77-0157500
Kagan Seminars, Inc.................................  Delaware                 2721         94-2515843
Kagan World Media, Inc..............................  Delaware                 2721         77-0225377
Kitplanes Acquisition Company.......................  Delaware                 2721         95-4617433
Low Rider Publishing Group, Inc.....................  California               2721         95-4307029
McMullen Argus Publishing, Inc. ....................  California               2721         95-2663753
Miramar Communications Inc. ........................  California               2721         95-2845391
PKA Acquisition Corp................................  Delaware                 2721         13-4140957
PRIMEDIA Enterprises, Inc. .........................  Delaware                 2721         13-4113525
PRIMEDIA Enthusiast Publications, Inc. .............  Pennsylvania             2721         23-1577768
PRIMEDIA Finance Shared Services Inc. ..............  Delaware                 6719         13-4144616
PRIMEDIA Holdings III Inc. .........................  Delaware                 6719         13-3617238
PRIMEDIA Information Inc. ..........................  Delaware                 2721         13-3555670
PRIMEDIA Magazines Inc. ............................  Delaware                 2721         13-3616344
PRIMEDIA Magazines Finance Inc. ....................  Delaware                 2721         13-3616343
PRIMEDIA Special Interest Publications Inc. ........  Delaware                 2721         52-1654079
PRIMEDIA Workplace Learning, LLC ...................  Texas                    8299         13-4119787
PRIMEDIA Workplace Learning LP .....................  Delaware                 8299         13-4119784
Princeton/American Communications Company, Inc. ....  New Jersey               2721         22-2608767
QWIZ, Inc. .........................................  Delaware                 7372         58-2302364
Simba Information, Inc. ............................  Connecticut              2721         06-1281600
Symbol of Excellence Publishers, Inc. ..............  Alabama                  2721         63-0845698
The Virtual Flyshop, Inc. ..........................  Colorado                 2721         84-1318377

    The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

    These companies are listed as guarantors of the debt securities of the registrant. The consolidating condensed financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented as Note 25 of the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by PRIMEDIA, and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of PRIMEDIA or any of the guarantors.

                                 PRIMEDIA INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2000

                           CROSS REFERENCE SHEET FOR
                            PARTS I, II, III AND IV

                                                                                    PAGE
                                                                                  --------
PART I
 Item 1.            Business....................................................      1
 Item 2.            Properties..................................................      8
 Item 3.            Legal Proceedings...........................................      8
 Item 4.            Submission of Matters to a Vote of Security Holders.........      9

PART II
 Item 5.            Market for Registrant's Common Equity and Related
                      Stockholder Matters.......................................      9
 Item 6.            Selected Financial Data.....................................     10
 Item 7.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     13
 Item 7A.           Quantitative and Qualitative Disclosures About Market
                      Risk......................................................     21
 Item 8.            Financial Statements and Supplementary Data.................     23
 Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..................................     74
PART III  --        Omitted, except Item 10 as to Executive Officers is included as part of Part I
                    Item 1......................................................     74

PART IV
 Item 14.           Exhibits, Financial Statement Schedule and Reports on
                      Form 8-K..................................................     74

                                     PART I

ITEM 1. BUSINESS

GENERAL

    PRIMEDIA Inc. ("PRIMEDIA" or the "Company") is the "new tradition in media" combining traditional and new media. It is a targeted media company with leading positions in consumer and business-to-business markets. Our properties utilize the "full media arsenal" to deliver content via print (magazines and directories), video (digital broadband, satellite and cable), live events (trade and consumer shows) and Internet. Our products serve highly specialized niches and capitalize on the growing trend toward targeted rather than mass information distribution. PRIMEDIA's products command an average market share of 52%. In 2000, PRIMEDIA sold the most ad pages of any magazine publisher in the U.S. and sold the third most magazine copies at the newsstand in the U.S.

    In February 2001, the Company merged with About.com, Inc. ("About"), the leading producer of original content on the Internet. About is a platform comprised of a network of more than 700 highly-targeted topic-specific websites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related websites. This merger will create a leading targeted media company, which will provide a vast array of marketing solutions to advertisers and niche content to users. The future operations of About will be included in the Company's consumer segment. The combined unique visitors to PRIMEDIA's and About's websites rank #6 in the United States as measured by MEDIA METRIX. The merger enables the Company to offer complete content and marketing solutions to its advertisers combining traditional and new media.

    Many of the Company's products, such as those provided by PRIMEDIA's consumer magazines, business-to-business magazines, CHANNEL ONE NEWS, the apartments and homes guides and About's websites afford advertisers with an opportunity to directly reach niche market audiences. In 2000, 51% of PRIMEDIA's total revenues were from "lead generation" advertising, 14% were from brand awareness advertising and 35% were from non-advertising sources. Lead generation advertising is advertising focused on triggering a potential purchase decision by the reader or viewer as opposed to general brand awareness advertising. In 2000, the Company had over 87,000 advertising customers and a salesforce of over 1,600 to serve them.

    In 2000, the Company embarked on an initiative to integrate its operating units. One aspect of the integration was to improve productivity through cost reduction as the Company entered into a strategic sourcing initiative to leverage its purchasing power across all spending for certain manufacturing and non-manufacturing commodities. Significant cost savings were achieved through consolidating the procurement of goods and services such as paper and printing, and centralizing support services such as accounting and payroll. During 2000, the strategic sourcing initiative generated approximately $10,500 in savings. With the About merger, the Company will continue its integration and sourcing efforts and expects to reduce Internet development costs.

    Additionally, as a result of the combination of the Company and About, the Company has formed the PRIMEDIA Integrated Sales and Marketing Group to sell integrated marketing packages across all PRIMEDIA traditional and new media vehicles. The Company has also commenced efforts to centralize and standardize technology across the Company.

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7, page 13) provides a description of segment results.

CONSUMER

CONSUMER MAGAZINES

    The Company is the largest specialty consumer magazine company in the U.S., with over 100 titles including SEVENTEEN, NEW YORK, MODERN BRIDE, FLY FISHERMAN, AMERICAN BABY, HORTICULTURE, POWER & MOTORYACHT and leadership positions in such categories as automotive, crafts, teens, outdoor recreation and city magazines. In 2000, 61% of these specialty consumer magazines were number one in their markets.

The principal sources of specialty consumer magazines' sales are endemic (lead generation) advertising, circulation and ancillary revenues. For the year ended December 31, 2000, 53% of the sales were from advertising, 36% from circulation and 11% were from ancillary sources.

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

    The Company is the largest publisher of teen magazines in the United States. SEVENTEEN is the leading young women's fashion and beauty magazine based on both circulation and advertising pages, with fashion, boys, beauty, talent and lifestyle editorial targeted to girls aged 12 to 24. SEVENTEEN'S monthly rate base is 2.35 million and its total monthly readership is over 14 million. Its principal direct competitor is TEEN PEOPLE. SEVENTEEN competes for circulation based on the nature and quality of its editorial. The Company also is the largest publisher of magazines aimed at the 10-13 year old market with four titles (TIGER BEAT, BOP, TEEN BEAT and SIXTEEN).

    Seventeen.com, already a significant website, was relaunched in August 2000 with unique features and enhanced content. Seventeen.com capitalizes on the growing use of the Internet by teenagers. In America, 6.8 million teens are actively using the Internet today for e-mail and shopping research.

    The Company publishes the flagship magazines for the cities of New York and Chicago. Since it was founded in April 1968, NEW YORK magazine has been New York City's magazine of record, with extensive and regular coverage of local and national news, entertainment, culture, fashion and personalities.

    IN NEW YORK, an upscale monthly visitor magazine covering shopping, dining, entertainment, art, antiques and maps, is scheduled to launch in 2001. The Company expects IN NEW YORK to be in over 130 hotels and other points of distribution, including many luxury hotel properties. In addition, many high profile and prestige brands have already bought advertising in IN NEW YORK.

    The Company publishes 30 automotive enthusiast magazines, including AUTOMOBILE, catering to the high-end automotive market, as well as such highly specialized enthusiast titles as LOWRIDER, the largest retail sales magazine in the automotive category, TRUCKIN', the leading enthusiast truck customization publication, MUSCLE MUSTANG & FAST FORDS, VETTE and SPORT COMPACT CAR. In early 2000, the Company launched GR8RIDE.com, an on-line community for performance aftermarket auto enthusiasts offering content from the Company's magazines as well as advertising and e-commerce. In January 2001, GR8RIDE entered into an agreement to become the official Internet technology partner of the National Hot Rod Association, solidifying GR8RIDE's position as the leading automotive enthusiast website.

    In the parenting category, the Company publishes AMERICAN BABY, a monthly publication distributed to approximately 2 million expectant and new parents and HEALTHY KIDS, a bi-monthly publication for parents with children from birth to age ten. The Company also offers a series of ancillary products such as americanbaby.com, a cable television program called American Baby, a consumer expo called Baby Faire and sampling and couponing programs. The unit's principal competitor is BABY TALK.

    The Company is a leading provider of information for brides through MODERN BRIDE plus 13 regional bridal magazines. In 2000, MODERN BRIDE acquired a substantial interest in the Wedding Network, an Internet based provider of registry solutions for retail partners, making MODERN BRIDE the first bridal magazine to combine a national magazine, regional magazines, Internet site (modernbride.com) and services such as an on-line gift registry all under one brand.

    In the recreation market, the Company is the leading publisher of magazines for outdoor enthusiasts with such titles as FLORIDA SPORTSMAN, FLY FISHERMAN, IN-FISHERMAN, GAME & FISH, SAIL, POWER & MOTORYACHT and SURFING and for equine enthusiasts with such titles as EQUUS and PRACTICAL HORSEMAN, and EquiSearch.com, the leading Internet community for equine enthusiasts.

    In the soap opera publication area, in 2000, PRIMEDIA commanded an 85% market share through its SOAP OPERA DIGEST and SOAP OPERA WEEKLY titles. SOAP OPERA DIGEST had an average 2000 circulation of 1.1 million per week, which is approximately two-thirds from subscriptions. SOAP OPERA WEEKLY had an average 2000 circulation of 308,000. Both publications compete for circulation on the basis of editorial content and quality against such publications as SOAP OPERA UPDATE and SOAPS IN DEPTH, both of which have substantially lower circulation.

    The Company has a mix of sales between retail (largely newsstand and other retail outlets) and subscription and is more heavily weighted toward retail. The Company is less dependent upon sweepstakes for attracting subscriptions than other leading publishers. The Internet is an efficient source of subscription sales for the Company. In 2000, the Company generated over 58,000 paid subscriptions via the Internet. The Company intends to expand this activity through its merger with About.

    The Company operates RetailVision, the largest specialty magazine distribution company in the U.S., which distributes over 500 titles of the Company and 95 other publishers to independent niche retailers such as craft shops, tackle shops, record/music stores and health food shops.

CONSUMER GUIDES

    The Company is the largest publisher of rental apartment guides in the U.S. with 76 local versions, most of which are distributed monthly and provide informational listings about featured apartment communities. Advertising community managers, who need to fill vacant apartments, provide 100% of apartment guide advertising revenues. The Company is the dominant information provider in apartment listings and continues to gain in market share from newspaper classifieds and other competitors due to the cost effectiveness of its products as measured by cost per lease to the advertiser. The Company's only national competitor is FOR RENT. The majority of customers purchase 12-month contracts, and in 2000, over 90% of customers renewed their contracts when they expired.

    The average number of monthly visitors to the Company's Internet site, apartmentguide.com, grew to 1,168,000 in 2000. Apartmentguide.com is the exclusive apartment site on MSN and Yahoo!. The site, which carries all advertising included in the print products, is the largest apartment rental site on the Internet. With approximately 16,000 property listings, apartmentguide.com offers many features not provided by its print products including virtual tours and search functionality.

    The Company is a leader in new home guides with guides in 18 major markets including northern California, southern California, Denver, Phoenix, Dallas-Fort Worth, Philadelphia and Atlanta.

    In December 2000, the Company expanded into a new but related line of business by acquiring Exit Info, a publisher of free local interest guides containing coupons and information on local attractions, distributed through fast food restaurants and convenience stores.

    A strategic advantage is the Company's DistribuTech Division which is the nation's largest distributor of free publications, including its own consumer directories and over 1,500 other titles. In 2000, it managed the distribution of the Company's and other publisher's free publications to over 16,500 grocery, convenience, video and drug stores in 70 metropolitan areas, as well as universities, military bases and major employers. The majority of these locations are operated under exclusive distribution agreements. The guides are typically displayed in free-standing, multi-pocket racks. DistribuTech generates substantial revenues by leasing rack pockets to other publications that it also distributes. DistribuTech competes for its rack program on the basis of its prime retail locations. In early 2000, the Company signed agreements with Kroger's and Albertson's, the national supermarket chains, to significantly expand distribution.

CONSUMER VIDEO

    The Company is one of the largest producers and distributors of special interest videos in the United States.

    CHANNEL ONE NETWORK'S news program, CHANNEL ONE NEWS, is the only daily news program targeted at secondary school students. The award-winning program contains news stories and features on issues of concern to teenagers, delivered in a relevant and engaging way. CHANNEL ONE NEWS broadcasts every school day via satellite to approximately 8.2 million students, 360,000 classrooms and approximately 400,000 educators in approximately 12,200 secondary schools in the United States, reaching more students than any other electronically delivered educational product. CHANNEL ONE NEWS has ten times the teenage audience of the evening newscasts of ABC, CBS, NBC and the cable networks combined. Its daily reach in the teen market exceeds that of the Super Bowl.

    Schools sign up for the CHANNEL ONE NETWORK service under a three-year contract pursuant to which they agree to show CHANNEL ONE NEWS, in its entirety, on at least 90% of all school days. CHANNEL ONE NETWORK provides schools a turnkey system of videocassette recorders and network televisions. These products and services are provided to schools at no charge; revenues are generated by two minutes of advertising shown during the 12-minute daily newscast. In addition, CHANNEL ONE CONNECTION provides a maximum of 120 minutes of educational programming per school day at no charge. Ninety-nine percent of all school contracts have been renewed in each three-year renewal cycle.

    CHANNEL ONE NETWORK has a library of over 2,000 broadcasts including approximately 175 single subject series, 77 of which have been released as videos. The Company's channelone.com on-line network and its teachworld.com provide supplemental information to students and educators.

    CHANNEL ONE NEWS has no direct competition in the schools but does compete for advertising dollars with other media aimed at teenagers. The Company's primary competitive advantages are prize winning programming and total audience reach. In 2000, CHANNEL ONE NEWS entered into agreements with networks such as MTV and CBS to expand its audience beyond the classroom.

    Films for the Humanities and Sciences ("Films") is the exclusive distributor of approximately 500 owned and 8,500 licensed educational videos, videodiscs, CD-ROMs and related products. These products are sold primarily by direct mail to teachers, instructors and librarians serving primarily grades 8 to 12 and college markets. Films is the largest distributor of such products to colleges and high schools and competes on the basis of quality and breadth of the subject matter.

    In 2000, the Company formed PRIMEDIA Digital Video ("PDV"), which includes video assets transferred from the Company's Workplace Learning and Channel One businesses. PDV aims to extend the Company's brands and properties into video by means of aggregating extensive exclusive programming and producing its own videos at its two production facilities. Additionally, PDV plans to solicit third party business and make strategic investments.

BUSINESS-TO-BUSINESS

BUSINESS-TO-BUSINESS MAGAZINES

    The Company is the third largest U.S. publisher of business-to-business magazines with 82 titles that provide vital information to professionals in such fields as communications (TELEPHONY), agriculture (SOYBEAN DIGEST), transportation (FLEET OWNER), industrial (ENGINEERING AND MINING JOURNAL), professional services (REGISTERED REPRESENTATIVE), media (FOLIO) and entertainment (BROADCAST ENGINEERING). In 2000, 50% of these titles ranked number one in their category based on advertising pages. In 2000, 96% of magazine revenue was derived from advertising as a majority of these magazines are distributed on a controlled circulation basis, meaning that they are distributed free of charge to select qualified readers.

    Because each of the business-to-business magazines is distributed almost exclusively to purchasing decision-makers in a targeted industry group, product and service providers are able to focus their advertising. Advertising rates are based on the quality and size of the circulation within the target group as well as competitive factors. These magazines compete for advertising on the basis of advertising rates, circulation, reach, editorial content and readership commitment. Advertising sales are made by in-house sales forces and are supplemented by independent representatives in selected regions and overseas.

    The Company sponsors seminars and trade shows, serving the advertisers and readers of the corresponding publications, including TELECOM BUSINESS, WASTE AGE, LIGHTING DIMENSIONS INTERNATIONAL, INTERNATIONAL WIRELESS COMMUNICATIONS EXPO and THE SATELLITE COMMUNICATIONS EXPO & CONFERENCE. In 2000, the Company expanded its trade show offerings by acquiring the trade show business of Adams (POWER EXPO).

    The Company also publishes periodicals that provide in-depth data on selected markets. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes used vehicle valuation information in print and electronic formats. Other databases include THE ELECTRONICS SOURCE BOOK and AC-U-KWIK.

    IndustryClick is a business-to-business Internet operation serving numerous industries and leveraging off of PRIMEDIA's already strong traditional media presence. The sites are offered in such fields as media (mediacentral.com), marketing (marketingclick.com) and telecommunications (telecomclick.com). In November 2000, telecomclick.com was relaunched on a new platform offering improved content and advertiser features. In December 2000, the site received more than 1,300,000 page views, making it the number one site in its field. In 2001, IndustryClick merged with About's business-to-business Internet operation, significantly increasing the breadth and depth of content for the combined entity, while reducing costs.

INFORMATION

    The Company, with over 500 products, is the leading publisher of books, directories and databases, addressing the specialized information needs of professionals in such areas as public relations (Bacon's Information), automotive (IntelliChoice), construction (Machinery Information Division), media (SIMBA), and government information technology procurement (Federal Sources). These databases are increasingly being made available via electronic delivery. This allows for greater functionality to the user (ability to update the product as a data management system), and opportunity for product and brand extension. During 2000, Bacon's introduced several new web-enabled products, including MediaSource Internet, NetClips, mediacalendar.com and prmedianews.com. Databases are compiled by an in-house editorial staff, marketed directly to subscribers and advertisers primarily by an in-house staff and distributed predominantly on a paid subscription basis.

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

    The Company has combined its newsletters, magazines, websites, conferences, databases and other products that focus on the media industry into a new subsidiary called Media Central. Media Central represents an opportunity to reach media professionals with unique content, research, advertising and trade shows and conferences. The Company has combined the following properties to form Media Central: Kagan World Media, Simba Information, Inc., AMERICAN DEMOGRAPHICS, FOLIO, CIRCULATION MANAGEMENT and CABLE WORLD. Media Central will be included in the Company's business-to-business segment. In December 2000, the Company exchanged a minority ownership interest in Media Central with Brill Media Holdings,

L.P. in exchange for ownership interests in certain Brill properties including CONTENT magazine and the Contentville website. This transaction will be accounted for effective January 1, 2001.

WORKPLACE LEARNING

    PRIMEDIA Workplace Learning, a leading provider of high quality accreditation-oriented vocational training, largely delivers its products via satellite and increasingly over the Internet. It is a leader in such markets as automotive (AUTOMOTIVE SATELLITE TELEVISION NETWORK), industrial (INDUSTRIAL TRAINING SYSTEMS), healthcare (HEALTH AND SCIENCES TELEVISION NETWORK), government (LAW ENFORCEMENT TRAINING NETWORK) and banking (BANKER TRAINING AND CONSULTING COMPANY). Its library includes over 140,000 tapes, representing nearly 77,000 hours of programming.

    In addition to the satellite and tape delivered content, PRIMEDIA Workplace Learning has been expanding to exploit the sponsorship opportunities its vast library affords. The Company is targeting special niche markets and target audiences currently served by its "must have" training products. By providing programming, product showcases, product placement and advertising packages for specific sponsors, the Company expects to be able to provide them with tailored marketing solutions to meet very specific marketing challenges.

PRODUCTION AND FULFILLMENT

    Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services can be purchased at good prices. The Company provides most of the content for its electronically delivered products but outsources technology and production.

    The principal raw material used in the Company's products is paper. As part of our overall strategic sourcing project, PRIMEDIA changed its paper buying strategy across all divisions in 2000. Historically, PRIMEDIA had purchased paper through merchants; however, in June 2000, the Company began buying directly from paper mills. The change to a mill direct strategy has benefited all divisions through improved pricing and a consolidated supplier base. Additional advantages include: returning control of paper supply to PRIMEDIA, closer working relationships with mills, a more efficient supply chain, improved ability to influence market-driven price adjustments and a simpler environment for moving tonnage. A merchant was maintained to offer service on certain titles and grades, continued access to a wide range of mills and the ability to monitor the marketplace. Merchant purchases totaled 53% of total volume in 2000. For 2001, mill direct purchases will represent the vast majority of total volume.

    Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printer. Other products are sent from warehouses and other facilities operated by the Company.

COMPANY ORGANIZATION

    PRIMEDIA was incorporated on November 22, 1991 in the State of Delaware. The principal executive office of the Company is located at 745 Fifth Avenue, New York, New York, 10151; telephone number (212) 745-0100. Its domain name is "Primedia.com".

    The Company holds frequent meetings to inform investors about the Company. To obtain information on these meetings or to learn more about the Company please contact:

           Warren N. Bimblick
           Vice President, Investor Relations
           Tel: 212-745-0615
           Email: wbimblick@primedia.com

    The 2001 PRIMEDIA Annual Meeting will be held on Thursday, May 17, 2001, at 10:00 a.m., at the Four Seasons Hotel, 57 East 57th Street, New York, NY.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of PRIMEDIA:

NAME                                     AGE                            POSITION(S)
- ----                                   --------   --------------------------------------------------------
Thomas S. Rogers.....................     46      Chairman of the Board and Chief Executive Officer and
                                                    Director

Charles G. McCurdy...................     45      President and Director

Beverly C. Chell.....................     58      Vice Chairman, General Counsel, Secretary and Director

Scott P. Kurnit......................     46      Chief Internet Officer and Director

Lawrence R. Rutkowski................     42      Executive Vice President and Chief Financial Officer

Michaelanne C. Discepolo.............     48      Executive Vice President, Human Resources

David G. Ferm........................     53      Executive Vice President, President and Chief Executive
                                                    Officer, Business-to-Business Group

John P. Loughlin.....................     44      Executive Vice President, President and Chief Executive
                                                    Officer, Consumer Magazine and Internet Group

Robert C. Metz.......................     48      President and Chief Executive Officer, Consumer Guides
                                                    Group

H. James Ritts III...................     47      President and Chief Executive Officer, Channel One
                                                  Network; Chief Executive Officer, PRIMEDIA Digital Video

Matthew A. Flynn.....................     43      Senior Vice President and Treasurer

Robert J. Sforzo.....................     53      Senior Vice President and Controller

Warren N. Bimblick...................     46      Vice President, Investor Relations

    Mr. Rogers is Chairman of the Board, Chief Executive Officer and a Director of PRIMEDIA. Mr. Rogers joined the Company in October 1999 and before that served as President of NBC Cable since 1988 and Executive Vice President of NBC since 1992.

    Mr. McCurdy is President and a Director of PRIMEDIA.

    Ms. Chell is Vice Chairman, General Counsel, Secretary and a Director of PRIMEDIA.

    Mr. Kurnit has been Chief Internet Officer and a Director of PRIMEDIA since March 2001. Before the About merger, Mr. Kurnit was Chairman of the Board and Chief Executive Officer of About. Prior to forming About in June 1996, Mr. Kurnit served as President and Chief Executive Officer of MCI/News Corp. Internet Ventures with responsibility for the Internet initiatives of the parent companies.

    Mr. Rutkowski has been Executive Vice President and Chief Financial Officer of PRIMEDIA since January 2000. Before joining the Company, Mr. Rutkowski was Senior Vice President and Chief Financial Officer of Business Development and Strategic Planning for NBC and prior to 1999 was Vice President, Corporate Finance and Controller at NBC since 1993.

    Ms. Discepolo has been Executive Vice President, Human Resources of PRIMEDIA since March 2001, Senior Vice President, Human Resources since December 1999 and Vice President, Human Resources from January 1993 to December 1999.

    Mr. Ferm has been Executive Vice President and President and Chief Executive Officer of the PRIMEDIA Business-to-Business Group since February 2000. Before joining the Company, Mr. Ferm was President of McGraw Hill's Business Week Group and prior to 1999 was publisher of BUSINESS WEEK.

    Mr. Loughlin has been President and Chief Executive Officer of the Consumer Magazine and Internet Group since March 2000 and Executive Vice President of PRIMEDIA since June 2000. Before joining the

Company, Mr. Loughlin was President of Meredith Corporation's Broadcast Group since 1998. Prior to that, he was Vice President and Publishing Director of Meredith's Magazine Group since 1993.

    Mr. Metz is President and Chief Executive Officer of the Consumer Guides Group. Mr. Metz began his business career with Haas Publishing Companies, Inc. in 1975.

    Mr. Ritts has been President and Chief Executive Officer of Channel One Network and Chief Executive Officer of PRIMEDIA Digital Video since April 2000. Before joining the Company, Mr. Ritts served as Chief Executive Officer of the Digital Entertainment Network from March 1999 to March 2000 and Commissioner of the Ladies Professional Golf Association from 1996 to 1999. Before that,
Mr. Ritts was a co-founder of Channel One.

    Mr. Flynn has been Senior Vice President and Treasurer since March 2001. Before joining the Company, Mr. Flynn was Managing Director for Banc of America Securities LLC, in the Media and Telecom Group.

    Mr. Sforzo, a Senior Vice President of PRIMEDIA since December 1999, has been Vice President and Controller of PRIMEDIA since October 1998. Prior to that time, he was the Vice President of Internal Audit starting in June 1997. From September 1994 to June 1997, he was the Executive Vice President and Chief Financial Officer of The Katharine Gibbs Schools, Inc.

    Mr. Bimblick has been Vice President, Investor Relations since 1997. Before joining the Company, Mr. Bimblick was Vice President, Investor Relations and Corporate Communications of TRINOVA Corporation for 11 years.

    The business address of the above executive officers of the Company, with the exception of Mr. Metz, is the address of the principal executive office of PRIMEDIA. The business address of Mr. Metz is 3119 Campus Drive, Norcross, GA 30071.

EMPLOYEES

    As of December 31, 2000, the Company had approximately 6,500 full-time equivalent employees. Including About, the Company has approximately 6,900 full-time equivalent employees. None of these employees are union members. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

    The Company's principal leased properties used by the consumer segment are located in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, and Washington; and used by the business-to-business segment are located in Alabama, California, Colorado, Connecticut, Georgia, Illinois, Kansas, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, United Kingdom, Virginia, and Washington. Property is owned by the Company and used in the consumer segment in Illinois, Minnesota and West Virginia and in the business-to-business segment in Indiana, Mississippi and New Jersey. The Company's only production facilities are small printing operations for Films, broadcast production facilities for PDV, PRIMEDIA Workplace Learning and Channel One and video duplicating facilities for PRIMEDIA Workplace Learning and Films. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 2000, to which the Company is or was a party other than ordinary routine litigation incidental to the business of the Company. In the opinion of management of the Company, none of these matters either individually or in the aggregate will have a material effect on the Company's consolidated financial condition, operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On November 9, 2000, certain investment partnerships affiliated with KKR Associates, which collectively own a majority of the common shares of the Company, consented in writing to the issuance of Company common stock and options in connection with the Company's merger with About.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    PRIMEDIA Common Stock is listed on the New York Stock Exchange, under Ticker Symbol "PRM". As of March 9, 2001, there were 583 holders of record of PRIMEDIA Common Stock. The Company has not and has no present intention to pay dividends on its Common Stock. High, low and closing sales prices for 2000 and 1999 were as follows:

                                                          2000 SALES PRICE
                                                   ------------------------------
QUARTER ENDED                                        HIGH       LOW       CLOSE
- -------------                                      --------   --------   --------
March 31.........................................  $34.88     $15.50     $32.00

June 30..........................................  $32.00     $18.06     $22.75

September 30.....................................  $22.31     $16.00     $16.38

December 31......................................  $17.00       $7.00    $11.94

                                                          1999 SALES PRICE
                                                   ------------------------------
QUARTER ENDED                                        HIGH       LOW       CLOSE
- -------------                                      --------   --------   --------
March 31.........................................  $14.00     $11.63     $14.00
June 30..........................................  $17.75     $13.56     $16.94
September 30.....................................  $17.19     $11.00     $14.00
December 31......................................  $16.50     $10.88     $16.50

    The closing stock price decreased by 27.6% from December 31, 1999 to December 31, 2000. From January 1, 2001 through March 9, 2001, the high price for the stock was $12.94, the low price was $9.40 and the closing price on March 9, 2001 was $9.65.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data were derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere herein.

                         PRIMEDIA INC. AND SUBSIDIARIES

                                                                           YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                        2000            1999          1998           1997           1996
                                                   --------------   ------------   -----------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Sales, net......................................   $    1,690,952   $  1,716,102   $ 1,573,573   $  1,487,595   $  1,374,449
Depreciation of property and equipment..........           52,920         47,653        42,214         37,334         38,233
Amortization of intangible assets, excess of
  purchase price over net assets acquired and
  other.........................................          128,355        176,361       176,755        146,831        152,469
Other (income) charges(1).......................           41,570         62,208        (7,216)       138,640             --
Operating income (loss)(2)......................           33,834         54,332       118,157        (20,793)        85,901
Provision for the impairment of securities(3)...          188,526             --            --             --             --
Interest expense................................          143,988        164,909       144,442        136,625        124,601
Income tax benefit (expense)(4).................          (41,200)        (6,500)           --          1,685         53,300
Income (loss) before extraordinary charge.......         (346,826)      (120,113)      (37,736)      (157,439)        17,597
Extraordinary charge-extinguishment of
  debt(5).......................................               --             --            --        (15,401)        (9,553)
Net income (loss)(2)............................         (346,826)      (120,113)      (37,736)      (172,840)         8,044
Preferred stock dividends(6)....................           53,063         53,062        63,285         65,073         43,526
Loss applicable to common shareholders..........         (399,889)      (173,175)     (101,021)      (237,913)       (35,482)
Basic and diluted loss applicable to common
  shareholders per common share(2)(7):
  Loss before extraordinary charge..............   $        (2.48)  $      (1.19)  $      (.71)  $      (1.72)  $       (.20)
                                                   ==============   ============   ===========   ============   ============
  Net loss......................................   $        (2.48)  $      (1.19)  $      (.71)  $      (1.84)  $       (.27)
                                                   ==============   ============   ===========   ============   ============
Basic and diluted common shares outstanding.....      161,104,053    145,418,441   142,529,024    129,304,900    128,781,518

OTHER DATA:

EBITDA(8).......................................   $      256,679   $    340,554   $   329,910   $    302,012   $    276,603

Additions to property, equipment and other,
  net...........................................           77,579         69,488        55,238         31,108         28,790
Net cash provided by operating activities.......           52,546        107,298       140,804        125,360        150,192
Net cash provided by (used in) investing
  activities....................................          (54,644)       186,081      (609,621)      (185,725)      (721,709)
Net cash provided by (used in) financing
  activities....................................           (2,873)      (289,256)      470,377         46,688        580,946

                                                                                AT DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                        2000            1999          1998           1997           1996
                                                   --------------   ------------   -----------   ------------   ------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......................   $       23,690   $     28,661   $    24,538   $     22,978   $     36,655
Working capital(9)..............................         (346,447)      (200,458)     (234,045)      (146,245)       (44,705)
Other intangible assets and excess of purchase
  price over net assets acquired, gross.........        2,854,492      3,024,955     3,171,598      2,508,650      2,649,805
    Less: accumulated amortization..............        1,206,900      1,189,599       914,854        736,597        896,824
                                                   --------------   ------------   -----------   ------------   ------------
Other intangible assets and excess of purchase
  price over net assets acquired, net...........        1,647,592      1,835,356     2,256,744      1,772,053      1,752,981
Total assets....................................        2,677,479      2,714,552     3,041,074      2,485,990      2,552,215
Long-term debt(10)..............................        1,503,188      1,732,896     1,956,997      1,682,224      1,577,469
Exchangeable preferred stock....................          561,324        559,689       557,841        470,280        442,729
Total shareholders' equity (deficiency).........         (236,026)      (144,238)      (83,703)      (162,223)        81,557

                       (See notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1) Represents non-cash compensation and non-cash non-recurring charges of $35,210 for the year ended December 31, 2000, a provision for severance, closures and integration costs of $20,798 and $22,000 for the years ended December 31, 2000 and 1999, respectively, (gain) loss on the sales of businesses and other, net of $(14,438), $(235,580), $(7,216), and $138,640 for the years ended December 31, 2000, 1999, 1998 and 1997, respectively, and provision for the impairment of long-lived assets of $275,788 for the year ended December 31, 1999.

(2) The adoption of a change in method of accounting for internal use software costs effective January 1, 1998, resulted in an increase in operating income and an equal decrease in net loss of approximately $12,500 ($.08 per share), $9,000 ($.06 per share) and $12,450 ($.09 per share) for the years ended December 31, 2000, 1999 and 1998, respectively.

(3) Represents a provision for the impairment of the Company's investment in CMGI, Inc. of approximately $155,500, a provision for the impairment of the Company's investment in Liberty Digital of approximately $21,900 and a provision for the impairment of various PRIMEDIA Ventures' investments of approximately $11,200.

(4) During 2000, the Company increased its valuation allowance due to historical operating losses and the impairment of securities, resulting in a provision for income taxes of $41,200. At December 31, 1999, 1998 and 1997, the Company's management determined that no adjustment to net deferred income tax assets was required. In prior years, management determined that a portion of the net deferred income tax assets would likely be realized and accordingly, the Company recorded an income tax benefit of $53,300 in 1996. For the year ended December 31, 1997, the Company recorded an income tax carryback claim of $1,685. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of the supplemental education group. At December 31, 2000, the Company had aggregate net operating and capital loss carryforwards of approximately $1,028,600 which will be available to reduce future taxable income.

(5) Represents the write-off of unamortized deferred financing costs and the premiums paid on the redemptions of the 10 5/8% Senior Notes.

(6) Includes the premiums paid on the redemptions of the $11.625 Series B Exchangeable Preferred Stock and the $2.875 Senior Exchangeable Preferred Stock in 1998 and 1997, respectively. In 1997, the Company recorded a preferred stock dividend accrual in the amount of $9,517. Of the total dividend accrual recorded in 1997, the amounts that relate to prior periods were not material.

(7) Basic and diluted loss per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 15 of the notes to the consolidated financial statements included elsewhere in this Annual Report.

(8) Represents earnings before interest, taxes, depreciation, amortization and other (income) and charges including non-cash compensation and non-cash non-recurring charges of $35,210 for the year ended December 31, 2000, a provision for severance, closures and integration costs of $20,798 and $22,000 for the years ended December 31, 2000 and 1999, respectively, (gain) loss on the sales of businesses and other, net of $(14,438), $(235,580), $(7,216), and $138,640 for the years ended December 31, 2000, 1999, 1998 and
    1997, respectively, and provision for the impairment of long-lived assets of $275,788 for the year ended December 31, 1999. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income (loss) (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(9) Includes current maturities of long-term debt and net assets held for sale, where applicable. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the expensing of certain editorial and product development costs when incurred and the recording of deferred revenue from subscriptions as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

(10) Excludes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

INTRODUCTION

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included herein. On March 30, 2000, the Company announced a new strategic direction which included a management reorganization and a focus on building a fully integrated, targeted business-to-business and consumer media company. Accordingly, the Company's two segments are consumer and business-to-business.

    Management believes a meaningful comparison of the results of operations for 2000, 1999 and 1998 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses (the "Non-Core Businesses"). The Company has reclassified certain product lines as Non-Core Businesses and has reclassified prior periods accordingly. The Non-Core Businesses represent those businesses that have been divested, discontinued or that management believes do not possess the greatest potential for growth. The Non-Core Businesses include:
Supplemental Education Group ("SEG") (divested in November 1999), which includes Weekly Reader Corporation, PRIMEDIA Reference Inc. and American Guidance Service, Inc.; QWIZ, Inc., Pictorial, Inc. (divested in June 2000), certain business directories (divested in October 2000), Nelson Information Inc. ("Nelson"), THE DAILY RACING FORM (divested in August 1998) and certain enthusiast titles which have been divested or discontinued.

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

    Additional selected financial data for the Company organized on the foregoing basis are presented below:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Sales, Net:
  Continuing Businesses:
      Consumer...........................................  $1,136,523   $1,054,334   $  927,003
      Business-to-Business...............................     518,648      475,746      435,367
      Eliminations.......................................      (1,616)          --           --
                                                           ----------   ----------   ----------
        Subtotal.........................................   1,653,555    1,530,080    1,362,370
  Non-Core Businesses....................................      37,397      186,022      211,203
                                                           ----------   ----------   ----------
        Total............................................  $1,690,952   $1,716,102   $1,573,573
                                                           ==========   ==========   ==========

EBITDA(1):
  Continuing Businesses:
      Consumer...........................................  $  179,406   $  217,260   $  204,927
      Business-to-Business...............................     104,766      102,314       98,464
      Corporate..........................................     (33,974)     (34,986)     (28,324)
                                                           ----------   ----------   ----------
        Subtotal.........................................     250,198      284,588      275,067
  Non-Core Businesses....................................       6,481       55,966       54,843
                                                           ----------   ----------   ----------
        Total............................................  $  256,679   $  340,554   $  329,910
                                                           ==========   ==========   ==========

                                                   (CONTINUED ON FOLLOWING PAGE)

(CONTINUED FROM PREVIOUS PAGE)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Depreciation, Amortization and Other Charges (Income)(2):
  Continuing Businesses:
      Consumer...........................................  $  116,015   $  136,588   $  112,469
      Business-to-Business...............................      70,434      363,060       81,679
      Corporate..........................................      30,204       (4,115)       1,284
                                                           ----------   ----------   ----------
        Subtotal.........................................     216,653      495,533      195,432
  Non-Core Businesses....................................       6,192     (209,311)      16,321
                                                           ----------   ----------   ----------
        Total............................................  $  222,845   $  286,222   $  211,753
                                                           ==========   ==========   ==========

Operating Income (Loss):
  Continuing Businesses:
      Consumer...........................................  $   63,391   $   80,672   $   92,458
      Business-to-Business...............................      34,332     (260,746)      16,785
      Corporate..........................................     (64,178)     (30,871)     (29,608)
                                                           ----------   ----------   ----------
        Subtotal.........................................      33,545     (210,945)      79,635
  Non-Core Businesses....................................         289      265,277       38,522
                                                           ----------   ----------   ----------
        Total............................................      33,834       54,332      118,157
Other Income (Expense):
  Provision for the impairment of securities.............    (188,526)          --           --
  Interest expense.......................................    (143,988)    (164,909)    (144,442)
  Amortization of deferred financing costs...............      (3,836)      (3,286)      (3,046)
  Other, net.............................................      (3,110)         250       (8,405)
                                                           ----------   ----------   ----------
Loss before income tax expense...........................    (305,626)    (113,613)     (37,736)
Income tax expense.......................................     (41,200)      (6,500)          --
                                                           ----------   ----------   ----------
Net loss.................................................  $ (346,826)  $ (120,113)  $  (37,736)
                                                           ==========   ==========   ==========

- ------------------------
(1) Represents earnings before interest, taxes, depreciation, amortization and other charges (income) including non-cash compensation and non-cash non-recurring charges of $35,210 for the year ended December 31, 2000, a provision for severance, closures and integration costs of $20,798 and $22,000 for the years ended December 31, 2000 and 1999, respectively, gain on the sales of businesses and other, net of $(14,438), $(235,580) and $(7,216) for the years ended December 31, 2000, 1999 and 1998, respectively, and provision for the impairment of long-lived assets of $275,788 for the year ended December 31, 1999. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income (loss) (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2) Other charges (income) include non-cash compensation and non-cash non-recurring charges, a provision for severance, closures and integration costs, gain on the sales of businesses and other, net and a provision for the impairment of long-lived assets referred to in Note (1) above.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 8.1% to $1,653,555 in 2000 from $1,530,080 in 1999 due to growth in both segments. Total sales, including Non-Core Businesses, decreased 1.5% to $1,690,952 from $1,716,102 in 1999.

    EBITDA from Continuing Businesses decreased 12.1% to $250,198 in 2000 from $284,588 in 1999 due to decreases in the consumer segment caused by higher investment in new media development. Total EBITDA, including Non-Core Businesses, decreased 24.6% to $256,679 in 2000 from $340,554 in 1999.

    In 2000, in order to improve productivity through cost reduction, the Company entered into a strategic sourcing initiative to leverage its purchasing power across all spending for certain manufacturing and non-manufacturing commodities. During 2000, this initiative generated approximately $10,500 in savings.

    Operating income (loss) from Continuing Businesses increased to $33,545 in 2000 compared to $(210,945) in 1999. This increase was primarily due to the provision for the impairment of long-lived assets of $275,788 recorded during 1999. Total operating income, including Non-Core Businesses, decreased 37.7% to $33,834 in 2000 compared to $54,332 in 1999 due to the decrease in EBITDA offset by a significant decrease in amortization of intangible assets and excess of purchase price over net assets acquired.

    During 2000, the Company recorded a provision for the impairment of securities of $188,526. This impairment charge primarily represents the write-down of the Company's investments in CMGI, Inc. of approximately $155,500 and Liberty Digital of approximately $21,900 which is based on their December 31, 2000 market values.

    Interest expense decreased by $20,921 or 12.7% in 2000 compared to 1999. This decrease was due to decreased borrowings outstanding for most of the year. Proceeds from the sales of businesses and the Liberty Media investment were used to pay down borrowings. Approximately $350,000 of the proceeds from the sale of SEG, which occurred during the fourth quarter of 1999, was used to repay borrowings under the Company's bank credit facilities.

    During 2000, the Company increased its valuation allowance due to historical operating losses and the impairment of securities, resulting in a provision for income taxes of $41,200. The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1999. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of SEG.

CONSUMER SEGMENT (INCLUDING PRIMEDIA MAGAZINES INC., PRIMEDIA ENTHUSIAST GROUP, CONSUMER GUIDES, FILMS FOR THE HUMANITIES & SCIENCES, INC. AND CHANNEL ONE COMMUNICATIONS CORPORATION):

    Sales from Continuing Businesses increased 7.8% to $1,136,523 in 2000 from $1,054,334 in 1999 due primarily to growth at the Company's apartment guides and apartmentguide.com, growth in advertising and circulation revenues at the enthusiast magazines and increased Internet advertising at related websites partially offset by reduced newsstand sales at the soap opera and youth entertainment group titles. New media sales from Continuing Businesses increased 115.9% to $28,678 in 2000 from $13,280 in 1999.

    EBITDA from Continuing Businesses decreased 17.4% to $179,406 in 2000 from $217,260 in 1999. The EBITDA margin from Continuing Businesses decreased to 15.8% in 2000 from 20.6% in 1999. The decrease is mostly attributable to significantly increased new media spending, reduced newsstand sales at the soap opera and youth entertainment group titles, as well as higher paper prices.

    Operating income from Continuing Businesses decreased 21.4% to $63,391 in 2000 compared to $80,672 in 1999. The decrease in operating income was primarily attributable to the decrease in EBITDA, offset by a decrease in amortization of intangible assets and excess of purchase price over net assets acquired in 2000 as compared to 1999, as well as the $14,333 long-lived asset impairment charge recorded during 1999.

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING INTERTEC PUBLISHING CORPORATION, BACON'S INFORMATION, INC., KAGAN WORLD MEDIA, INC. AND AFFILIATED COMPANIES, INDUSTRYCLICK CORPORATION, PRIMEDIA WORKPLACE LEARNING, INC. AND CERTAIN PRODUCT LINES OF PRIMEDIA INFORMATION, INC.):

    Sales from Continuing Businesses increased 9.0% to $518,648 in 2000 from $475,746 in 1999 due to growth in advertising at certain business-to-business magazines and trade shows, increased clipping revenues and new online products at Bacon's and growth at IndustryClick, our business-to-business Internet unit. New media sales from Continuing Businesses increased 179.4% to $25,796 in 2000 from $9,232 in 1999.

    EBITDA from Continuing Businesses increased 2.4% to $104,766 in 2000 compared to $102,314 in 1999. The EBITDA margin for Continuing Businesses decreased to 20.2% in 2000 from 21.5% in 1999 and reflects increased new media investment.

    Operating income (loss) from Continuing Businesses increased to $34,332 in 2000 compared to $(260,746) in 1999. The change was due primarily to the provision for impairment of long-lived assets of $261,455 and the provision for product-line closures of $22,000 recorded at PRIMEDIA Workplace Learning during 1999 as well as a related reduction in amortization of intangible assets and excess of purchase price over net assets acquired in 2000 compared to 1999.

CORPORATE:

    Corporate expenses decreased to $33,974 in 2000 from $34,986 in 1999.

    Corporate operating loss increased to $64,178 in 2000 from $30,871 in 1999 primarily due to non-cash compensation recorded during 2000.

NON-CORE BUSINESSES:

    Sales from Non-Core Businesses decreased to $37,397 in 2000 from $186,022 in 1999 due to the timing of certain divestitures.

    EBITDA from the Non-Core Businesses decreased to $6,481 in 2000 from $55,966 in 1999 due to the timing of certain divestitures.

    Operating income from Non-Core Businesses decreased to $289 in 2000 from $265,277 in 1999, primarily attributable to the gain on the sale of SEG in 1999.

1999 COMPARED TO 1998

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 12.3% to $1,530,080 in 1999 from $1,362,370 in 1998 due to growth in both segments. Total sales, including Non-Core Businesses, increased 9.1% to $1,716,102 from $1,573,573 in 1998.

    EBITDA from Continuing Businesses increased 3.5% to $284,588 in 1999 from $275,067 in 1998 due to acquisitions and growth in the consumer and business-to-business segments' traditional product lines largely offset by higher investments in new media development as well as certain non-recurring charges related to senior management changes of $6,100 in 1999. Total EBITDA, including Non-Core Businesses, increased 3.2% to $340,554 in 1999 from $329,910 in 1998.

    Operating income (loss) from Continuing Businesses decreased to $(210,945) in 1999 compared to $79,635 in 1998. This decrease was primarily due to the provision for the impairment of long-lived assets of $275,788 and the provision for product-line closures of $22,000 at PRIMEDIA Workplace Learning. Total operating income, including Non-Core Businesses, decreased 54.0% to $54,332 in 1999 compared to $118,157 in 1998 due to the factors mentioned above partially offset by the gain on the sale of SEG in 1999.

    Interest expense increased by $20,467 or 14.2% in 1999 compared to 1998. This increase is due to increased borrowings outstanding for most of the year to fund acquisitions made during 1999 and 1998. Approximately $350,000 of the proceeds from the sale of SEG, which occurred during the fourth quarter of 1999, was used to repay borrowings under the Company's bank credit facilities.

    The Company's management determined that no adjustment to net deferred income tax assets was required at December 31, 1999 and 1998. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of SEG.

CONSUMER SEGMENT (INCLUDING PRIMEDIA MAGAZINES INC., PRIMEDIA ENTHUSIAST GROUP, CONSUMER GUIDES, FILMS FOR THE HUMANITIES & SCIENCES, INC. AND CHANNEL ONE COMMUNICATIONS CORPORATION):

    Sales from Continuing Businesses increased 13.7% to $1,054,334 in 1999 from $927,003 in 1998 due to approximately $76,000 from acquisitions, such as PRIMEDIA Enthusiast Publications (formerly known as Cowles Enthusiast Media), the youth entertainment group and certain regional apartment guides, strong advertising sales growth at the consumer guides, including the apartment guides and apartmentguide.com, strong advertising growth at such titles as SEVENTEEN, MODERN BRIDE, AMERICAN BABY and CHICAGO and increased Internet advertising at the magazine related websites. New media sales from Continuing Businesses increased 134.5% to $13,280 in 1999 from $5,664 in 1998.

    EBITDA from Continuing Businesses increased 6.0% to $217,260 in 1999 from $204,927 in 1998. The EBITDA margin from Continuing Businesses decreased to 20.6% in 1999 from 22.1% in 1998. The decrease in the margin is reflective of increased Internet investment.

    Operating income from Continuing Businesses decreased 12.7% to $80,672 in 1999 compared to $92,458 in 1998. The EBITDA growth during the 1999 period was more than offset by a $14,333 long-lived asset impairment charge and increased amortization and depreciation arising from acquisitions.

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING INTERTEC PUBLISHING CORPORATION, BACON'S INFORMATION, INC., INDUSTRYCLICK CORPORATION, PRIMEDIA WORKPLACE LEARNING, INC. AND CERTAIN PRODUCT LINES OF PRIMEDIA INFORMATION, INC.):

    Sales from Continuing Businesses increased 9.3% to $475,746 in 1999 from $435,367 in 1998 due to approximately $50,000 from acquisitions such as various business-to-business titles and trade shows, approximately $4,500 from new media acquisitions such as Federal Sources and at IndustryClick, partially offset by weakness in certain business-to-business titles and lower sales at PRIMEDIA Workplace Learning where unprofitable product lines were closed. New media sales from Continuing Businesses increased 110.1% to $9,232 in 1999 from $4,394 in 1998.

    EBITDA from Continuing Businesses increased 3.9% to $102,314 in 1999 compared to $98,464 in 1998. The EBITDA margin for Continuing Businesses decreased to 21.5% in 1999 from 22.6% in 1998. The decrease in the margin is reflective of increased Internet investment.

    Operating income (loss) from Continuing Businesses decreased to $(260,746) in 1999 compared to $16,785 in 1998. The change was due primarily to the provision for impairment of long-lived assets of $261,455 and the provision for product-line closures of $22,000 at PRIMEDIA Workplace Learning during 1999.

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

NON-CORE BUSINESSES:

    Sales from Non-Core Businesses decreased to $186,022 in 1999 from $211,203 in 1998 due to the timing of certain divestitures.

    EBITDA from the Non-Core Businesses increased to $55,966 in 1999 from $54,843 in 1998.

    Operating income from Non-Core Businesses increased to $265,277 in 1999 from $38,522 in 1998, primarily attributable to the gain on the sale of SEG in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated working capital, which includes current maturities of long-term debt, was $(346,447) at December 31, 2000 compared to $(200,458) at December 31, 1999. The decrease in working capital is primarily due to an increase in deferred revenue primarily attributable to the asset-for-equity investments as well as an increase in the current maturities of long-term debt. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the expensing of certain editorial and product development costs when incurred and the recording of deferred revenue from subscriptions as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

2000 COMPARED TO 1999

    Net cash provided by operating activities, as reported, during 2000, after interest payments of $141,937, decreased 51.0% to $52,546 as compared to $107,298 during the same 1999 period, primarily due to increased new media losses. Net capital expenditures increased 11.6% to $77,579 during 2000 compared to $69,488 during 1999 due primarily to increased spending on new office space and capitalized internal use software expenditures associated with the Company's new media operations. Net cash provided by (used in) investing activities during 2000 was $(54,644) compared to $186,081 during 1999 primarily due to reduced proceeds from the sales of businesses. Net cash used in financing activities during 2000 was $2,873 compared to $289,256 during 1999. The change was primarily attributable to increased proceeds from the issuance of the Company's common stock in connection with Liberty Digital's investment in the Company during 2000.

1999 COMPARED TO 1998

    Net cash provided by operating activities, as reported, during 1999, after interest payments of $164,956, decreased 23.8% to $107,298 as compared to $140,804 during the same 1998 period, primarily due to higher interest payments and increased cash used by operating assets and liabilities reflecting the sale of SEG during its peak cash generating period. Net capital expenditures increased 25.8% to $69,488 during 1999 compared to $55,238 during 1998 due primarily to increased spending on new office space and computer systems, approximately $5,000 of which related to addressing the year 2000 problem. Net cash provided by (used in) investing activities during 1999 was $186,081 compared to $(609,621) during 1998 due to lower levels of acquisition spending in 1999 and the proceeds received from the sale of SEG. Net cash provided by (used in) financing activities during 1999 was $(289,256) compared to $470,377 during 1998. The change was primarily attributable to greater paydowns of borrowings under the Company's credit facilities in 1999 associated with the use of proceeds received from the sale of SEG. In addition, there were higher borrowings in 1998 to fund greater acquisition spending.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 2000, the Company had aggregate net operating and capital loss carryforwards of approximately $1,028,600 which will be available to reduce future taxable income.

FINANCING ARRANGEMENTS

    On March 11, 1999, the Company completed an amendment to and restatement of its existing credit facility with J.P. Morgan Chase & Co., the Bank of New York, Deutsche Banc Alex. Brown and the Bank of Nova Scotia as agents (the "Amended Credit Facility").

    Under the terms of the Amended Credit Facility, the Company borrowed $250,000 under a B Term Loan ("Term Loan B"). The amount borrowed under Term Loan B bears interest at LIBOR plus 2.75% with a step-down based on reduced leverage levels.

    In December 1999, the Company completed the Second Amendment to the Amended Credit Facility ("the Second Amendment"). The Second Amendment increased the Company's flexibility to make investments, and delayed the tightening of financial covenants for one year. During 2000, the Company completed two amendments to the Amended Credit Facility. One amendment changed the calculation methodology for one of its financial covenants and the other amendment altered the definition of a component of one of its financial covenants.

    As of December 31, 2000, the Company had commitments under its Amended Credit Facility of $1,277,500 and borrowings outstanding under the Amended Credit Facility of $930,000. As of December 31, 2000, the amounts borrowed under the Amended Credit Facility bore interest at a weighted average variable interest rate of 8.27%. Also, at December 31, 2000, the Company had outstanding $100,000 of 10 1/4% Senior Notes, $300,000 of 8 1/2% Senior Notes, $250,000 of
7 5/8% Senior Notes, 2,000,000 shares of $10.00 Series D Exchangeable Preferred Stock, 1,250,000 shares of $9.20 Series F Exchangeable Preferred Stock and 2,500,000 shares of $8.625 Series H Exchangeable Preferred Stock.

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock in excess of $150,000 in any given year. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to
1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. In 2001, the Company's debt covenants changed and the Company will be required to maintain a minimum interest coverage ratio of 2.0 to 1 and the maximum allowable debt leverage ratio will be 5.5 to 1. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned restricted subsidiaries of the Company. Such guarantees are full, unconditional and joint and several.

    In June 1999, the Company created certain unrestricted subsidiaries which primarily represent Internet assets and businesses. The Company's unrestricted and foreign subsidiaries are not guarantors of the above indebtedness. The consolidating condensed financial statements of the Company depicting separately its domestic subsidiaries, foreign subsidiaries and unrestricted subsidiaries are presented in Note 25 of the notes to the consolidated financial statements.

    The aggregate mandatory reductions of the Tranche A and Tranche B revolving loan commitments under the Amended Credit Facility are $180,000 per year in 2001 through 2003 with a final reduction of $90,000 in 2004. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the Amended Credit Facility are $102,500 per year in 2001 through 2003 with a final payment of $340,000 in 2004. The 10 1/4% Senior Notes mature in June 2004, the
8 1/2% Senior Notes mature in February 2006, and the 7 5/8% Senior Notes mature in April 2008. The principal and interest payments relating to an acquisition obligation are scheduled to be made in 2001. The Company's aggregate lease obligations for 2001, 2002 and 2003 are expected to be approximately $45,000, $37,000 and $30,000, respectively. The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the next two to three years.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivative instruments be measured at fair value and recognized as assets or liabilities on a company's balance sheet. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement
No. 133," which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

    All derivatives, whether designated as hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (loss) ("OCI") and will be recognized in the statement of consolidated operations when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

    The Company expects that at January 1, 2001, it will record approximately $27 as a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to adoption of SFAS No. 133, and approximately $1,250 in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS No. 133.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

IMPACT OF INFLATION

    The impact of inflation was immaterial during 2000, 1999 and 1998. Moderate paper price increases occurred in January 1998 for most of the grades of paper used by the Company. Paper prices began to decline in October 1998, continued that trend through the third quarter of 1999 and increased approximately 7% in the fourth quarter of 1999. During 2000, paper prices increased approximately 5%. During 2000, paper costs represented approximately 8% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage costs increased approximately 4% in January 1999 and increased again in January 2001 by approximately 10%. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

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

    The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps at December 31, 2000 and 1999. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and projected weighted average interest rates by contractual maturity dates. For variable rate instruments, we have indicated the applicable floating rate index.

AT DECEMBER 31, 2000

                                                                                                                      FAIR VALUE
                                   2001        2002         2003        2004       2005     THEREAFTER     TOTAL      AT 12/31/00
                                 --------   ----------   ----------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt............  $  9,070    $     --     $     --    $100,000   $     --    $550,000    $  659,070   $  625,450
    Average Interest Rate......     8.43%       8.43%        8.43%       8.10%      8.10%       8.10%         8.43%

    Variable Rate Debt.........  $     --    $217,500     $282,500    $430,000   $     --    $     --    $  930,000   $  930,000
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread...     6.48%       6.56%        6.77%       6.65%         --          --         6.62%

                                           FAIR VALUE
                                  2001     AT 12/31/00
                                --------   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive
    Variable--Notional
    Amount....................  $200,000    $  1,247
  Average pay rate............     6.30%
  Average receive
    rate--Forward LIBOR
    Curve.....................     5.61%

AT DECEMBER 31, 1999

                                                                                                                      FAIR VALUE
                                     2000       2001        2002        2003       2004     THEREAFTER     TOTAL      AT 12/31/99
                                   --------   --------   ----------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt..............  $ 17,561   $  8,551    $     --    $     --   $100,000    $550,000    $  676,112   $  659,617
    Average Interest Rate........     8.49%      8.43%       8.43%       8.43%      8.10%       8.10%         8.61%

    Variable Rate Debt...........  $     --   $ 55,525    $282,500    $282,500   $430,000    $     --    $1,050,525   $1,050,525
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread.....     7.83%      7.87%       7.92%       7.96%      7.78%          --         7.87%

                                                        FAIR VALUE
                                    2000       2001     AT 12/31/99
                                  --------   --------   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive
    Variable--Notional Amount...  $600,000   $200,000    $  1,563
  Average pay rate..............     6.33%      6.30%
  Average receive rate--Forward
    LIBOR Curve.................     6.58%      6.99%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

PRIMEDIA INC. AND SUBSIDIARIES

  Independent Auditors' Report..............................   24

  Statements of Consolidated Operations for the Years Ended
    December 31, 2000, 1999 and
    1998....................................................   25

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................   26

  Statements of Consolidated Cash Flows for the Years Ended
    December 31, 2000, 1999 and
    1998....................................................   27

  Statements of Shareholders' Deficiency for the Years Ended
    December 31, 2000, 1999 and 1998........................   28

  Notes to Consolidated Financial Statements for the Years
    Ended December 31, 2000, 1999 and 1998..................   30

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related statements of consolidated operations, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
February 1, 2001
(February 28, 2001 as to Note 3)

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Sales, net..................................................  $  1,690,952   $  1,716,102   $  1,573,573

Operating costs and expenses:
  Cost of goods sold........................................       394,494        402,568        380,620
  Marketing and selling.....................................       386,843        366,307        321,685
  Distribution, circulation and fulfillment.................       255,511        246,445        219,066
  Editorial.................................................       137,845        135,494        132,081
  Other general expenses....................................       225,606        189,748        161,887
  Corporate administrative expenses (excluding $27,810 of
    non-cash compensation in 2000)..........................        33,974         34,986         28,324
  Depreciation of property and equipment....................        52,920         47,653         42,214
  Amortization of intangible assets, excess of purchase
    price over net assets acquired and other................       128,355        176,361        176,755
  Non-cash compensation and non-cash non-recurring
    charges.................................................        35,210             --             --
  Provision for severance, closures and integration costs...        20,798         22,000             --
  Provision for the impairment of long-lived assets.........            --        275,788             --
  Gain on the sales of businesses and other, net............       (14,438)      (235,580)        (7,216)
                                                              ------------   ------------   ------------

Operating income............................................        33,834         54,332        118,157
Other income (expense):
  Provision for the impairment of securities................      (188,526)            --             --
  Interest expense..........................................      (143,988)      (164,909)      (144,442)
  Amortization of deferred financing costs..................        (3,836)        (3,286)        (3,046)
  Other, net................................................        (3,110)           250         (8,405)
                                                              ------------   ------------   ------------
Loss before income tax expense..............................      (305,626)      (113,613)       (37,736)
Income tax expense..........................................       (41,200)        (6,500)            --
                                                              ------------   ------------   ------------
Net loss....................................................      (346,826)      (120,113)       (37,736)

Preferred stock dividends:
  Cash......................................................       (53,063)       (53,062)       (54,144)
  Preferred stock redemption premiums.......................            --             --         (9,141)
                                                              ------------   ------------   ------------
Loss applicable to common shareholders......................  $   (399,889)  $   (173,175)  $   (101,021)
                                                              ============   ============   ============
Basic and diluted loss applicable to common shareholders per common share:
  Net loss..................................................  $      (2.48)  $      (1.19)  $       (.71)
                                                              ============   ============   ============
Basic and diluted common shares outstanding.................   161,104,053    145,418,441    142,529,024
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    23,690   $    28,661
  Accounts receivable, net..................................      265,946       235,565
  Inventories, net..........................................       28,681        32,709
  Prepaid expenses and other................................       48,630        36,480
                                                              -----------   -----------
      Total current assets..................................      366,947       333,415

Property and equipment, net.................................      175,560       152,343
Other intangible assets, net................................      506,156       619,950
Excess of purchase price over net assets acquired, net......    1,141,436     1,215,406
Deferred income tax asset, net..............................      135,000       176,200
Other investments...........................................      265,468       112,179
Other non-current assets....................................       86,912       105,059
                                                              -----------   -----------
                                                              $ 2,677,479   $ 2,714,552
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable..........................................  $   120,786   $   102,678
  Accrued interest payable..................................       18,822        19,379
  Accrued expenses and other................................      222,773       217,737
  Deferred revenues.........................................      235,548       171,339
  Current maturities of long-term debt......................      115,465        22,740
                                                              -----------   -----------
      Total current liabilities.............................      713,394       533,873
                                                              -----------   -----------
Long-term debt..............................................    1,503,188     1,732,896
                                                              -----------   -----------
Deferred revenues...........................................      112,296            --
                                                              -----------   -----------
Other non-current liabilities...............................       23,303        31,796
                                                              -----------   -----------
Commitments and contingencies (Note 21)

Exchangeable preferred stock (aggregated liquidation and
  redemption values of $575,000)............................      561,324       559,689
                                                              -----------   -----------
Common stock subject to redemption ($.01 par value, 0 shares
  and 53,310 shares outstanding)............................           --           536
                                                              -----------   -----------
Shareholders' deficiency:
  Common stock ($.01 par value, 250,000,000 shares
    authorized; 167,798,702 shares and 148,346,759 shares
    issued).................................................        1,678         1,483
  Additional paid-in capital................................    1,366,950       986,649
  Accumulated deficit.......................................   (1,603,096)   (1,203,207)
  Accumulated other comprehensive income (loss).............       (1,558)       87,364
  Unearned stock grant compensation.........................           --       (15,250)
  Common stock in treasury, at cost (0 shares and 101,848
    shares).................................................           --        (1,277)
                                                              -----------   -----------
      Total shareholders' deficiency........................     (236,026)     (144,238)
                                                              -----------   -----------
                                                              $ 2,677,479   $ 2,714,552
                                                              ===========   ===========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2000           1999          1998
                                                              -------------   -----------   ----------
OPERATING ACTIVITIES:
  Net loss..................................................  $    (346,826)  $  (120,113)  $  (37,736)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................        185,111       227,300      222,015
    Gain on the sales of businesses and other, net..........        (14,438)     (235,580)     (21,291)
    Provision for the impairment of long-lived assets.......             --       275,788           --
    Non-cash revenue related to asset-for-equity
      transactions..........................................        (46,806)           --           --
    Accretion of discount on acquisition obligation and
      other.................................................          3,938         5,474        9,264
    Non-cash compensation and non-cash non-recurring
      charges...............................................         35,210            --           --
    Provision for the impairment of securities..............        188,526            --           --
    Provision for product-line closures.....................             --         8,809           --
    Deferred income taxes...................................         41,200            --           --
    Other, net..............................................          9,560           976        3,114
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable, net................................        (33,791)      (24,818)      (8,601)
    Inventories, net........................................          2,745        (4,983)        (739)
    Prepaid expenses and other..............................        (13,293)       (9,678)        (565)
    Increase (decrease) in:
    Accounts payable........................................         17,284          (465)      11,245
    Accrued interest payable................................           (557)       (1,072)       6,829
    Accrued expenses and other..............................         20,397        (3,588)     (26,500)
    Deferred revenues.......................................           (254)      (10,859)      (4,853)
    Other non-current liabilities...........................          4,540           107      (11,378)
                                                              -------------   -----------   ----------
    Net cash provided by operating activities...............         52,546       107,298      140,804
                                                              -------------   -----------   ----------
INVESTING ACTIVITIES:
  Additions to property, equipment and other, net...........        (77,579)      (69,488)     (55,238)
  Proceeds from sales of businesses and other...............        174,149       413,433       62,690
  Payments for businesses acquired, net of cash acquired....        (70,098)     (145,567)    (609,602)
  Payments for other investments............................        (81,116)      (12,297)      (7,471)
                                                              -------------   -----------   ----------
    Net cash provided by (used in) investing activities.....        (54,644)      186,081     (609,621)
                                                              -------------   -----------   ----------
FINANCING ACTIVITIES:
  Borrowings under credit agreements........................        641,150       862,789    1,014,535
  Repayments of borrowings under credit agreements..........       (761,675)   (1,070,500)    (975,900)
  Proceeds from issuance of 7 5/8% Senior Notes, net of
    discount................................................             --            --      248,562
  Payments of acquisition obligation........................        (19,167)      (21,166)     (14,333)
  Proceeds from issuances of common stock, net of
    redemptions.............................................        194,594         9,234      202,020
  Proceeds from issuance of Series G (exchanged into Series
    H) Preferred Stock, net of issuance costs...............             --            --      241,911
  Redemption of Series B Preferred Stock....................             --            --     (166,739)
  Purchases of common stock for the treasury................           (512)      (10,508)     (19,983)
  Dividends paid to preferred stock shareholders............        (53,063)      (53,062)     (53,019)
  Deferred financing costs paid.............................           (192)       (5,697)      (5,321)
  Other.....................................................         (4,008)         (346)      (1,356)
                                                              -------------   -----------   ----------
    Net cash provided by (used in) financing activities.....         (2,873)     (289,256)     470,377
                                                              -------------   -----------   ----------
Increase (decrease) in cash and cash equivalents............         (4,971)        4,123        1,560
Cash and cash equivalents, beginning of year................         28,661        24,538       22,978
                                                              -------------   -----------   ----------
Cash and cash equivalents, end of year......................  $      23,690   $    28,661   $   24,538
                                                              =============   ===========   ==========
SUPPLEMENTAL INFORMATION:
  Businesses acquired:
    Fair value of assets acquired...........................  $      86,747   $   204,111   $  741,847
    Less: Liabilities assumed...............................          4,298        36,044      132,245
    Less: Stock consideration for businesses acquired.......         12,351        22,500           --
                                                              -------------   -----------   ----------
    Cash paid for businesses acquired.......................  $      70,098   $   145,567   $  609,602
                                                              =============   ===========   ==========
  Interest paid.............................................  $     141,937   $   164,956   $  139,623
                                                              =============   ===========   ==========
  Cash taxes paid, net of refunds...........................  $       3,866   $     1,298   $      835
                                                              =============   ===========   ==========
  Non-cash investing and financing activities:
    Assets acquired under capital lease obligations.........  $       4,161   $     3,052   $   15,679
                                                              =============   ===========   ==========
    Assets-for-equity transactions (See Note 3).............  $     192,880   $        --   $       --
                                                              =============   ===========   ==========
    Accretion in carrying value of preferred stock..........  $       1,635   $     1,848   $    3,733
                                                              =============   ===========   ==========
    Accretion (reduction) in carrying value of common stock
      subject to redemption.................................  $          --   $       247   $     (221)
                                                              =============   ===========   ==========
    Exchange of the Company's common shares for common
      shares of CMGI, Inc...................................  $     164,000   $        --   $       --
                                                              =============   ===========   ==========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Balance at January 1, 1998..................................
Comprehensive loss:
    Net loss................................................
    Other comprehensive loss--foreign currency translation
     adjustments............................................

    Comprehensive loss......................................

Issuances of common stock, net of issuance costs............
Purchases of treasury stock.................................
Expiration of redemption feature on common stock subject to
  redemption................................................
$11.625 Series B Exchangeable Preferred Stock--cash
  dividends.................................................
$11.625 Series B Exchangeable Preferred Stock Redemption
  Premium...................................................
$10.00 Series D Exchangeable Preferred Stock--cash
  dividends.................................................
$9.20 Series F Exchangeable Preferred Stock--cash
  dividends.................................................
$8.625 Series H Exchangeable Preferred Stock--cash
  dividends.................................................
Other.......................................................

Balance at December 31, 1998................................
Comprehensive loss:
    Net loss................................................
    Other comprehensive income:
      Unrealized gain on available-for-sale securities......
      Foreign currency translation adjustments..............

    Comprehensive loss......................................

Issuances of common stock, net of issuance costs............
Purchases of treasury stock.................................
Issuance of treasury stock..................................
Treasury stock issued for acquisitions......................
Stock grant.................................................
Compensation expense recognized.............................
Expiration of redemption feature on common stock subject to
  redemption................................................
$10.00 Series D Exchangeable Preferred Stock--cash
  dividends.................................................
$9.20 Series F Exchangeable Preferred Stock--cash
  dividends.................................................
$8.625 Series H Exchangeable Preferred Stock--cash
  dividends.................................................
Other.......................................................

Balance at December 31, 1999................................
Comprehensive loss:
    Net loss................................................
    Other comprehensive loss:
      Unrealized loss on available-for-sale securities......
      Foreign currency translation adjustments..............

    Comprehensive loss......................................

Issuances of common stock, net of issuance costs............
Issuance of common stock in connection with CMGI
  investment................................................
Issuance of common stock in connection with Liberty Digital
  investment................................................
Issuance of common stock in connection with Kagan
  acquisition...............................................
Purchases of common stock...................................
Purchases of treasury stock.................................
Compensation expense recognized.............................

Expiration of redemption feature on common stock subject to
  redemption................................................
$10.00 Series D Exchangeable Preferred Stock--cash
  dividends.................................................
$9.20 Series F Exchangeable Preferred Stock--cash
  dividends.................................................
$8.625 Series H Exchangeable Preferred Stock--cash
  dividends.................................................
Other.......................................................

Balance at December 31, 2000................................

                See notes to consolidated financial statements.

                                                                ACCUMULATED       UNEARNED          COMMON STOCK
          COMMON STOCK             ADDITIONAL                      OTHER            STOCK            IN TREASURY
- --------------------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE        GRANT       ---------------------
       SHARES            AMOUNT     CAPITAL       DEFICIT      INCOME (LOSS)    COMPENSATION      SHARES      AMOUNT      TOTAL
- ---------------------   --------   ----------   ------------   --------------   -------------   ----------   --------   ---------
     129,797,078         $1,298    $ 780,191    $  (929,011)      $ (1,543)       $     --       1,048,600   $(13,158)  $(162,223)
                                                    (37,736)                                                              (37,736)
                                                                      (177)                                                  (177)
                                                                                                                        ---------
                                                                                                                          (37,913)
                                                                                                                        ---------
      17,083,484            171      201,986                                                                              202,157
                                                                                                 1,703,700    (19,983)    (19,983)
          86,000              1        1,055                                                                                1,056
                                                     (4,022)                                                               (4,022)
                                                     (9,141)                                                               (9,141)
                                                    (20,000)                                                              (20,000)
                                                    (11,436)                                                              (11,436)
                                                    (18,686)                                                              (18,686)
                                      (3,512)                                                                              (3,512)
     -----------         ------    ----------   -----------       --------        --------      ----------   --------   ---------
     146,966,562          1,470      979,720     (1,030,032)        (1,720)             --       2,752,300    (33,141)    (83,703)
                                                   (120,113)                                                             (120,113)
                                                                    88,982                                                 88,982
                                                                       102                                                    102
                                                                                                                        ---------
                                                                                                                          (31,029)
                                                                                                                        ---------
       1,243,229             12        8,831                                                                                8,843
                                                                                                   730,237    (10,508)    (10,508)
                                        (279)                                                     (181,818)     2,279       2,000
                                        (288)                                                   (1,818,160)    22,788      22,500
                                        (305)                                      (17,000)     (1,380,711)    17,305          --
                                                                                     1,750                                  1,750
         136,968              1        1,065                                                                                1,066
                                                    (20,000)                                                              (20,000)
                                                    (11,500)                                                              (11,500)
                                                    (21,562)                                                              (21,562)
                                      (2,095)                                                                              (2,095)
     -----------         ------    ----------   -----------       --------        --------      ----------   --------   ---------
     148,346,759          1,483      986,649     (1,203,207)        87,364         (15,250)        101,848     (1,277)   (144,238)
                                                   (346,826)                                                             (346,826)
                                                                   (88,289)                                               (88,289)
                                                                      (633)                                                  (633)
                                                                                                                        ---------
                                                                                                                         (435,748)
                                                                                                                        ---------
       4,354,219             43       28,940                                                                               28,983
       8,000,000             80      163,920                                                                              164,000
       8,000,000             80      199,920                                                                              200,000
         668,652              7       10,555                                                      (131,348)     1,789      12,351
      (1,624,238)           (16)     (34,373)                                                                             (34,389)
                                                                                                    29,500       (512)       (512)
                                      12,437                                        15,250                                 27,687

          53,310              1          879                                                                                  880
                                                    (20,000)                                                              (20,000)
                                                    (11,500)                                                              (11,500)
                                                    (21,563)                                                              (21,563)
                                      (1,977)                                                                              (1,977)
     -----------         ------    ----------   -----------       --------        --------      ----------   --------   ---------
     167,798,702         $1,678    $1,366,950   $(1,603,096)      $ (1,558)       $     --              --   $     --   $(236,026)
     ===========         ======    ==========   ===========       ========        ========      ==========   ========   =========

                         PRIMEDIA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

    PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is the "new tradition in media" combining traditional and new media. It is a targeted media company with leading positions in consumer and business-to-business markets. PRIMEDIA's properties utilize the "full media arsenal" to deliver content via print (magazines and directories), video (digital broadband, satellite and cable), live events (trade and consumer shows) and the Internet. PRIMEDIA's products serve highly specialized niches and capitalize on the growing trend toward targeted rather than mass information distribution. The Company's two business segments are consumer and business-to-business.

    The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, automotive and healthcare.

    The consumer segment includes PRIMEDIA Magazines Inc., PRIMEDIA Enthusiast Group, Channel One Communications Corporation, Films for the Humanities & Sciences, Inc., and Haas Publishing Companies, Inc. The business-to-business segment includes Intertec Publishing Corporation, Bacon's Information, Inc., PRIMEDIA Workplace Learning, Inc., Industryclick Corporation, Kagan World Media, Inc. and affiliated companies, and certain product lines of PRIMEDIA Information Inc.

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

    USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, tax valuation allowances, reserves for sales returns and allowances, restructuring reserves, purchase price allocations, impairment of securities, divestiture reserves and the recoverability of long-lived assets including goodwill.

    CONCENTRATIONS OF CREDIT RISK. Substantially all of the Company's trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2000.

    CASH AND CASH EQUIVALENTS. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

    INVENTORIES. Inventories, including paper, purchased articles, photographs and art, are valued at the lower of cost or market, principally on a first-in, first-out ("FIFO") basis.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT. Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the property and equipment for impairment. When such factors, events or circumstances indicate that property and equipment should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

    OTHER INVESTMENTS. Investments where the Company has the ability to exercise significant influence over financial and accounting policies are accounted for under the equity method of accounting. The Company records its share of income (losses) of certain equity investees based upon the investee's most recent available financial information, typically on a three month lag. Investments where the Company does not have significant influence are accounted for under the cost method.

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable securities are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI").

    Other investments are periodically reviewed by the Company for impairment whenever significant events or changes occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value. An impairment will be considered to have occurred when it is determined that the decline in fair value below its carrying value is other than temporary, based on consideration of all available evidence. If it has been determined that an impairment in value has occurred, the carrying value of the investment would be written down to an amount equivalent to the fair value of the investment. The determination of fair value begins with a contemporaneous market price because that price reflects the market's most recent evaluation of the total mix of available information. Absent a contemporaneous market price, determination of fair value is based on all other available information, including but not limited to, recent financing obtained and/or projected revenue streams.

    EDITORIAL AND PRODUCT DEVELOPMENT COSTS. Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) revenues. The amortization periods range from 6 months to 2 years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $92,800, $87,400 and $72,200, during the years ended December 31, 2000, 1999 and 1998, respectively.

    DEFERRED FINANCING COSTS. Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

    DEFERRED WIRING AND INSTALLATION COSTS. Wiring and installation costs incurred by PRIMEDIA Workplace Learning and Channel One have been capitalized and are being amortized by the straight-line method over the related estimated useful lives which are 5 years for PRIMEDIA Workplace Learning and 3 years for Channel One. In 2000, management reduced the estimated remaining useful life of all wiring and installation costs at Channel One from 5 years to 3 years due to the anticipated obsolescence of such assets in 2003. The change in estimated useful life of all wiring and installation costs at Channel One resulted in a decrease in operating income and an equal increase in net loss of approximately $6,500 ($.04 per share) for the year ended December 31, 2000.

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK ("SERIES D PREFERRED STOCK"), $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK ("SERIES F PREFERRED STOCK") AND $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK ("SERIES H PREFERRED STOCK"). The Series D Preferred Stock, Series F Preferred Stock and Series H Preferred Stock were stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being amortized (using the interest method) by periodic charges to additional paid-in capital.

    COMMON STOCK SUBJECT TO REDEMPTION. The common stock subject to redemption is stated at redemption value which is equal to quoted market value. Annual changes in the redemption value are reflected in additional paid-in capital.

    INTERNAL-USE SOFTWARE. In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years using the straight-line method. In addition, in compliance with SOP 98-1 and Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's websites, incurred during the application and infrastructure development phase, have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTEREST RATE SWAP AGREEMENTS. The Company's interest rate swap agreements are designated and effective as modifications to existing debt obligations to reduce the impact of changes in the interest rates on its floating rate borrowings and, accordingly, are accounted for using the settlement method of accounting. The differentials to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as adjustments to interest expense. The Company considers swap terms including the reference rate, payment and maturity dates and the notional amount in determining if an interest rate swap agreement is effective at modifying an existing debt obligation. If the criteria for designation are no longer met or the underlying instrument matures or is extinguished, the Company accounts for outstanding swap agreements at fair market value and any resulting gain or loss is recognized as other income or expense. Any gains or losses upon early termination of the agreements are deferred and amortized over the shorter of the remaining life of the hedged existing debt obligation or the original life of the interest rate swap agreement. Effective January 1, 2001, the accounting for the Company's interest rate swap agreements will be changed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As discussed below, the interest rate swap agreements will be required to be recorded on the balance sheet at fair value with changes in its fair value recorded in OCI to the extent that such swaps are deemed to be effective. Any ineffectiveness of these swap agreements will be recognized in earnings.

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS. Other intangible assets are being amortized using both accelerated and straight-line methods over periods ranging from 1/2 of 1 year to 40 years. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an individual acquisition, the recoverability of the carrying values of the excess of the purchase price over the net assets acquired and other intangible assets is evaluated to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and other intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses.

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. PRIMEDIA Workplace Learning's subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In compliance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One's advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is recognized by the Company as earned.

    From time to time, the Company enters into multiple element arrangements whereby it may provide a combination of services including print advertising, content licensing, customer lists, on-line advertising and other services. Revenue from each element is recorded when the following conditions exist:
(1) the product or service provided represents a separate earnings process;
(2) the fair value of each element can be determined separately and; (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. The Securities and Exchange Commission ("SEC") has recognized the diversity in practice in accounting for multiple element arrangements and the complexity of these arrangements. The staff of the SEC has asked the EITF to provide additional accounting guidance on those transactions. The EITF has added issue No. 00-21, "Accounting for Multiple Element Revenue Arrangements," to its agenda to address the accounting issues related to the recognition of revenue.

    The SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB No. 101.

    BARTER TRANSACTIONS. The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF
No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue and expense from barter transactions were $7,700 for the year ended December 31, 2000. There were no revenue and expense from barter transactions recorded during 1999 and 1998.

    FOREIGN CURRENCY. Realized gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in OCI within shareholders' deficiency on the accompanying consolidated balance sheets.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which requires that derivative instruments be measured at fair market value and recognized as assets or liabilities on a company's balance sheet. In June 1999, the FASB issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    All derivatives, whether designated as hedging relationships or not, will be required to be recorded on the balance sheet as fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in OCI and will be recognized on the statement of consolidated operations when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

    The Company expects that at January 1, 2001, it will record approximately $27 as a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to adoption of SFAS No. 133, and approximately $1,250 in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS No. 133.

3. ACQUISITIONS AND OTHER INVESTMENTS

    ACQUISITIONS.  The Company acquired certain net assets or stock of:

    1998--Cowles Enthusiast Media and Cowles Business Media, publishers of 25 enthusiast titles, 11 technical and trade magazines and newsletters including, FLY FISHERMAN and CABLE WORLD; American Guidance Service, a leading publisher of skill assessments, textbooks and instructional materials for students with special education needs; and American Trucker, a publisher of 18 regional monthly journals. In addition to the aforementioned, the Company completed several other smaller acquisitions. The 1998 acquisitions, had they occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    1999--Game & Fish, a publisher of 30 state and regional specific game and fish magazines, a producer of trade shows and a publisher of a monthly trade magazine for the emerging telecom carrier market. In addition to the aforementioned, the Company completed several other smaller acquisitions. The 1999 acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

    2000--Adams/Laux Company, Inc. and Adams/Intertec International, Inc. which publish, sell advertising in and distribute magazines and other publications relating to the meeting and conference industry and the electric power industry and Kagan World Media, Inc. and affiliated companies which publish, host seminars and provide consulting services, dealing with the professional sports, media, telecommunications, cable, internet and broadcast industries. In addition, the Company completed several other smaller acquisitions. The 2000 acquisitions, if they had occurred on January 1 of the year prior to acquisition would not have had a material impact on the results of operations. The 2000 acquisitions were primarily financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were approximately $70,100, in addition to the issuance of 800,000 shares of the Company's common stock valued at approximately $12,400. The payments were net of liabilities assumed of approximately $4,300. The excess purchase price over net assets acquired and other intangible assets were approximately $80,400.

    The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned current year's acquisitions are subject to adjustment when additional

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at December 31, 2000; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company. The consolidated financial statements include the operating results of acquisitions subsequent to their respective dates of acquisition.

    The Company has combined its newsletters, magazines, websites, conferences, databases and other products that focus on the media industry into a new subsidiary called Media Central. Media Central represents an opportunity to reach media professionals with unique content, research, advertising and trade shows and conferences. The Company has combined the following properties to form Media Central: Kagan World Media, Simba Information, Inc., AMERICAN DEMOGRAPHICS, FOLIO, CIRCULATION MANAGEMENT and CABLE WORLD. Media Central will be included in the Company's business-to-business segment. In December 2000, the Company exchanged a minority ownership interest in Media Central with Brill Media Holdings, L.P. in exchange for ownership interests in certain Brill properties including CONTENT magazine and the Contentville website. This transaction will be accounted for effective January 1, 2001.

    OTHER INVESTMENTS.

    Other investments consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cost method investments.....................................  $211,694   $ 19,457
Equity method investments...................................    23,442        858
Available-for-sale securities...............................    19,708     91,789
Other.......................................................    10,624         75
                                                              --------   --------
                                                              $265,468   $112,179
                                                              ========   ========

    Available-for-sale securities consist of the following:

                                                                   UNREALIZED   UNREALIZED    MARKET
                                                          COST       GAINS        LOSSES      VALUE
                                                        --------   ----------   ----------   --------
  At December 31, 2000................................  $19,015      $   693      $    --    $19,708
                                                        =======      =======      =======    =======
  At December 31, 1999................................  $ 2,807      $88,982      $    --    $91,789
                                                        =======      =======      =======    =======

    PRIMEDIA VENTURES' INVESTMENTS.

    In 1998, the Company created PRIMEDIA Ventures, Inc. ("PRIMEDIA Ventures") to invest in early-stage Internet companies and other technology opportunities such as e-commerce services, enterprise software applications and advertising-related technologies.

    In 1999, the Company sold one of PRIMEDIA Ventures' investments in marketable securities and realized a gain of $6,178 which is included in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    In 2000, the Company sold two of PRIMEDIA Ventures' investments in marketable securities for total proceeds of approximately $10,100 and realized a gain of approximately $8,600, which is included in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations. During 2000, the Company recorded a provision for impairment of various PRIMEDIA Ventures' investments of approximately $11,200. This provision for impairment is included as a component of provision for the impairment of securities on the accompanying statement of consolidated operations for the year ended December 31, 2000.

    INVESTMENT IN CMGI, INC.

    In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. In addition, during the fourth quarter of 2000, the Company recorded a provision for impairment of its investment in CMGI, Inc. of approximately $155,500 as the decline in the value of the investment was deemed to be other than temporary. This provision for impairment, which is based on the December 31, 2000 market value of CMGI, Inc. common stock, is included as a component of provision for the impairment of securities on the accompanying statement of consolidated operations for the year ended December 31, 2000.

    INVESTMENT IN LIBERTY DIGITAL.

    In April 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. In addition, during the fourth quarter of 2000, the Company recorded a provision for impairment of its investment in Liberty Digital of approximately $21,900 as the decline in the value of the investment was deemed to be other than temporary. This provision for impairment, which is based on the December 31, 2000 market value of Liberty Digital common stock, is included as a component of provision for the impairment of securities on the accompanying statement of consolidated operations for the year ended December 31, 2000.

    ASSET-FOR-EQUITY TRANSACTIONS.

    During 2000, the Company made strategic investments in companies ("Investees") which included various asset-for-equity transactions. Under these transactions, the Company will provide promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of the Investees. At December 31, 2000, the Company's investments in Investees, included in other investments on the accompanying consolidated balance sheet, totaled approximately $213,000 (approximately $191,000 representing cost method investments and approximately $22,000 representing equity method investments), approximately $28,000 of which was in cash. The remainder represents the fair values of advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies (See Note 2). During the year ended December 31, 2000, the Company recorded revenue from these agreements approximating $46,800, which represents less than 3% of the Company's reported net sales. This amount includes revenue from the Company's equity method Investees

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) and About.com, Inc. ("About"). At December 31, 2000 approximately $146,000 is included as deferred revenues on the accompanying consolidated balance sheet relating to these agreements.

    These transactions are recorded at the fair value of the equity securities received. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent third party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, comparing the nature of security, price and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received. As required by EITF No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods and Services," the fair value of the equity securities received is determined as of the earlier of the date a performance committment is reached or the vesting date.

    During the year ended December 31, 2000, the Company recorded approximately $7,700 of equity-method losses from Investees, which is included in other expense on the accompanying statement of consolidated operations, and during 2000, the Company recognized approximately $16,400 of revenue related to the equity method Investees.

    INVESTMENTS IN ABOUT

    In October 2000, the Company announced that it had signed an agreement to merge with About. About is a platform comprised of a network of more than 700 highly-targeted topic-specific websites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related websites. About's sales were approximately $97,000 and $27,000 for the years ended December 31, 2000 and 1999, respectively.

    This merger creates an integrated traditional and new media company, providing a vast array of marketing solutions to advertisers and niche content to users. Under terms of the agreement, shareholders of About received 45,200,000 shares of the Company or 2.3409 Company shares for each About share. The value of the transaction is $690,000 based on the Company's October 27, 2000 closing price of $15.25. This transaction will be accounted for under the purchase method of accounting. The merger with About closed on February 28, 2001.

    In addition to the merger, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, as well as the right to use a mailing list owned by the Company, in exchange for an aggregate of 2,873,595 shares of common stock of About. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional services on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, the future activity of which will be eliminated in consolidation. During 2000, in accordance with the terms

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) of the agreements, the Company recorded revenue of $8,672 (approximately .5% of reported net sales) and expenses of $4,697.

    In addition, the Company has purchased 316,500 shares of About in the open market for approximately $7,800. The Company recorded an unrealized gain of $693 relating to its investment in About, which meets the criteria of SFAS No. 115. This unrealized gain is recorded as a component of OCI on the accompanying consolidated balance sheet at December 31, 2000.

    At December 31, 2000, the Company's investment in About approximated
$74,000.

4. DIVESTITURES AND NON-CORE BUSINESSES

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

    On August 1, 1998, the Company also discontinued Executive Education Network ("EXEN"), a PRIMEDIA Workplace Learning network, due to unprofitability and increased competition in this field. As a result, the Company recorded a $4,000 provision related to discontinuance costs, which is recorded net of gains on the sales of Nelson and THE DAILY RACING FORM, in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations. In addition, the Company recorded a $5,800 write-down of EXEN's excess of purchase price over net assets acquired and other intangible assets which is included in amortization expense.

    On April 22, 1999, the Company announced its intention to divest its supplemental education group ("SEG"), which is comprised of Weekly Reader, American Guidance Service and PRIMEDIA Reference and their respective subsidiaries. At that time, in accordance with SFAS No. 121, SEG ceased to depreciate its property and equipment and ceased to amortize its other intangible assets and excess of purchase price over net assets acquired.

    On November 17, 1999, the Company completed the sale of stock of SEG to WRC Media, Inc. for $395,000 in cash. In connection with the sale, the Company recorded a gain of $227,710. Proceeds from the sale of the group were primarily used to pay down borrowings under the Company's bank credit facilities. The Company retained a 5.1% equity interest in SEG which is recorded in other investments on the accompanying consolidated balance sheets.

    On March 30, 2000, the Company announced its intention to divest
QWIZ, Inc., Pictorial, Inc. and 18 business directories ("Directories"). At that time, in accordance with SFAS No. 121, these businesses ceased to depreciate their property and equipment and ceased to amortize their other intangible assets and excess of purchase price over net assets acquired.

    On June 30, 2000, the Company completed the sale of Pictorial, Inc. to BISYS for total consideration of $129,000 in cash, which includes proceeds from the sale of the business as well as payments received related to a non-compete agreement. The value of the non-compete agreement is approximately $25,000 and is included in deferred revenues on the accompanying consolidated balance sheet as of December 31, 2000. The non-compete agreement is being amortized over a 15-year period. In connection with the sale,

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES AND NON-CORE BUSINESSES (CONTINUED) the Company recorded a gain of approximately $17,300, net of estimated selling costs. The Company has used the proceeds from this sale for repayment of borrowings under its credit facilities.

    During the quarter ended June 30, 2000, the Company received $10,000 related to the final settlement on a prior period divestiture. This receipt is included in other income on the accompanying statement of consolidated operations.

    On October 18, 2000, the Company completed the sale of Directories to an acquisition group formed by Bariston Partners, LLC for $34,000 in cash. In connection with the sale, the Company recorded a gain of approximately $10,800. Proceeds from the sale of Directories were primarily used to pay down borrowings under the Company's credit facilities.

    During the fourth quarter of 2000, the Company recorded a provision of approximately $28,200, to write down the assets of QWIZ, Inc. to their net realizable value. This provision is included in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2000.

    The non-core businesses ("Non-Core Businesses") include SEG, QWIZ, Inc., Pictorial, Inc., Directories, Nelson, THE DAILY RACING FORM, and certain enthusiast titles which have been divested or discontinued. The operating results of the Non-Core Businesses are included in the accompanying statements of consolidated operations up to their date of disposition. Total sales for the Non-Core Businesses were $37,397, $186,022 and $211,203 for the years ended December 31, 2000, 1999 and 1998, respectively. Operating income, including gain on the sales of businesses, for the Non-Core Businesses was $289, $265,277 and $38,522 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Accounts receivable.....................................  $296,223   $268,311
Less: Allowance for doubtful accounts...................    17,111     14,644
     Allowance for returns and rebates..................    13,166     18,102
                                                          --------   --------
                                                          $265,946   $235,565
                                                          ========   ========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INVENTORIES, NET

    Inventories consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Finished goods............................................  $10,556    $10,459
Work in process...........................................       78        315
Raw materials.............................................   21,233     23,707
                                                            -------    -------
                                                             31,867     34,481
Less: Allowance for obsolescence..........................    3,186      1,772
                                                            -------    -------
                                                            $28,681    $32,709
                                                            =======    =======

7. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                  2000           DECEMBER 31,
                                             RANGE OF LIVES   -------------------
                                                (YEARS)         2000       1999
                                             --------------   --------   --------
Land.......................................      --           $  1,874   $  2,704
Buildings and improvements.................       3-40          56,780     54,842
Furniture and fixtures.....................       5-10          39,344     35,861
Machinery and equipment....................       3-10         131,335    118,970
Internal use software......................       3-5           68,442     26,105
School equipment...........................       3-10          71,765     67,908
Other......................................       3-10           6,565     13,755
                                                              --------   --------
                                                               376,105    320,145
Less: Accumulated depreciation and
  amortization.............................                    200,545    167,802
                                                              --------   --------
                                                              $175,560   $152,343
                                                              ========   ========

    Included in property and equipment are assets which were acquired under capital leases in the amount of $43,977 and $39,267 with accumulated amortization of $11,388 and $6,785 at December 31, 2000 and 1999, respectively (see Note 21).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                               2000             DECEMBER 31,
                                          RANGE OF LIVES   -----------------------
                                             (YEARS)          2000         1999
                                          --------------   ----------   ----------
Trademarks..............................      40           $  359,709   $  375,373
Membership, subscriber and customer
  lists.................................       2-20           448,546      489,411
Non-compete agreements..................       1-10           220,393      236,835
Trademark license agreements............       2-15             2,967        2,968
Copyrights..............................      10-20            18,303       18,303
Video library...........................      --                   --       14,837
Databases...............................       2-12            10,117        9,047
Advertiser lists........................      .5-20           189,438      194,399
Distribution agreements.................       1-7             11,745       11,745
Other...................................       1-5             10,162       26,475
                                                           ----------   ----------
                                                            1,271,380    1,379,393
Less: Accumulated amortization..........                      765,224      759,443
                                                           ----------   ----------
                                                           $  506,156   $  619,950
                                                           ==========   ==========

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $441,676 and $430,156 at December 31, 2000 and 1999, respectively.

    Amortization of intangible assets of $80,363, $109,808 and $127,099, amortization of excess of purchase price over net assets acquired of $34,060, $59,358 and $42,623 and other amortization of $13,932, $7,195 and $7,033 is included on the accompanying statements of consolidated operations under the caption amortization of intangible assets, excess of purchase price over net assets acquired and other for the years ended December 31, 2000, 1999 and 1998, respectively.

    In the fourth quarter of 1999, concurrent with its annual planning process, the Company determined that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets. Accordingly, the Company recorded an impairment charge of $261,455 to write down PRIMEDIA Workplace Learning's excess of purchase price over net assets acquired to the estimated fair value. The estimated fair value was based on anticipated future operating cash flows to be generated by PRIMEDIA Workplace Learning, discounted at a rate commensurate with the risk involved. PRIMEDIA Workplace Learning is part of the business-to-business segment. The Company also recorded a $14,333 impairment charge in 1999 to write down certain long-lived assets, primarily the excess of purchase price over the net assets acquired and other intangible assets of Microtimes, an acquisition of the Consumer Guides. Consumer Guides is part of the consumer segment.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
Deferred financing costs, net.......................   $ 15,384     $ 19,028
Deferred wiring and installation costs, net.........     35,050       45,357
Direct-response advertising costs, net..............     15,832       18,994
Prepublication and programming costs, net...........     11,934       13,127
Other...............................................      8,712        8,553
                                                       --------     --------
                                                       $ 86,912     $105,059
                                                       ========     ========

    The deferred financing costs are net of accumulated amortization of $12,456 and $9,840 at December 31, 2000 and 1999, respectively. The deferred wiring and installation costs are net of accumulated amortization of $42,055 and $30,078 at December 31, 2000 and 1999, respectively. Direct-response advertising costs are net of accumulated amortization of $98,194 and $86,341 at December 31, 2000 and 1999, respectively. Prepublication and programming costs are net of accumulated amortization of $28,312 and $17,386 at December 31, 2000 and 1999, respectively.

10. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Payroll, commissions and related employee benefits......  $ 79,330   $ 69,770
Rent and lease liabilities..............................    15,533     31,273
Retail display costs and allowances.....................    16,152     20,013
Promotion costs.........................................    21,250      4,088
Royalties...............................................     3,521      3,231
Circulation costs.......................................     9,970      7,132
Professional fees.......................................    11,718     13,215
Taxes...................................................    18,191     22,353
Customer advances.......................................       908      1,602
Deferred purchase price.................................    11,140     10,816
Dividends payable.......................................    10,646     10,643
Other...................................................    24,414     23,601
                                                          --------   --------
                                                          $222,773   $217,737
                                                          ========   ========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Borrowings under bank credit facilities..............  $  930,000   $1,050,525
10 1/4% Senior Notes Due 2004........................     100,000      100,000
 8 1/2% Senior Notes Due 2006........................     299,226      299,109
 7 5/8% Senior Notes Due 2008........................     248,879      248,756
                                                       ----------   ----------
                                                        1,578,105    1,698,390
Obligation under capital leases (see Note 21)........      31,478       31,134
Acquisition obligation payable.......................       9,070       26,112
                                                       ----------   ----------
                                                        1,618,653    1,755,636
Less: Current maturities of long-term debt...........     115,465       22,740
                                                       ----------   ----------
                                                       $1,503,188   $1,732,896
                                                       ==========   ==========

    The Company has credit facilities with J.P. Morgan Chase & Co., the Bank of New York, Deutsche Banc Alex. Brown and the Bank of Nova Scotia as agents. On March 11, 1999, the Company completed an amendment to and restatement of its existing credit facility with J.P. Morgan Chase & Co., the Bank of New York, Deutsche Banc Alex. Brown and the Bank of Nova Scotia as agents (the "Amended Credit Facility").

    Under the terms of the Amended Credit Facility, the Company borrowed $250,000 under a B Term Loan ("Term Loan B"). The amount borrowed under Term Loan B bears interest at LIBOR plus 2.75% with a step-down based on reduced leverage levels.

    On December 30, 1999, the Company completed a Second Amendment to the Amended Credit Facility (the "Second Amendment"). The Second Amendment increased the Company's flexibility to make investments, and delayed the tightening of financial covenants for one year. During 2000, the Company completed two amendments to the Amended Credit Facility. One amendment changed the calculation methodology for one of its financial covenants and the other amendment altered the definition of a component of one of its financial covenants.

    The Amended Credit Facility consists of a $525,000 Tranche A Revolving Loan Commitment ("Tranche A Loan Commitment"), a $105,000 Tranche B Revolving Loan Facility ("Tranche B Loan Commitment"), a $400,000 Term Loan ("Term Loan"), and a $247,500 Term Loan B. The Tranche A Loan Commitment may be utilized through the incurrence of Tranche A revolving credit loans, swingline loans which may not exceed $40,000 in total, Canadian dollar loans which may not exceed the Canadian dollar equivalent of $40,000 in total or the issuance of letters of credit which may not exceed $40,000. The Tranche B Loan Commitment may be utilized through the incurrence of Tranche B revolving credit loans. The borrowings under the Amended Credit Facility may be used for general corporate and working capital purposes as well as to finance certain future acquisitions.

    The commitments under the Tranche A Loan Commitment and the Tranche B Loan Commitment are subject to mandatory reductions semi-annually on June 30 and December 31 with the final reduction on

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
June 30, 2004. The mandatory reductions for the Tranche A and Tranche B Loan Commitments are as follows:

YEARS ENDING
DECEMBER 31,                                          TRANCHE A    TRANCHE B
- ------------                                          ----------   ----------
2001................................................   $150,000     $ 30,000
2002................................................    150,000       30,000
2003................................................    150,000       30,000
2004................................................     75,000       15,000
                                                       --------     --------
                                                       $525,000     $105,000
                                                       ========     ========

    To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

    The principal amount of the Term Loan will be repaid semi-annually on June 30 and December 31 of each year, with installments of $50,000 on each payment date thereafter through December 31, 2003 and a final payment of $100,000 on June 30, 2004.

    The principal amount of Term Loan B will be repaid semi-annually on June 30 and December 31 of each year, with installments of $1,250 on each payment date thereafter through December 31, 2003 and a final payment of $240,000 on July 31, 2004.

    At December 31, 2000, the borrowings under the Amended Credit Facility consist of $177,500 under the Tranche A Loan Commitment, $105,000 under the Tranche B Loan Commitment, $400,000 under the Term Loan and $247,500 under the Term Loan B.

    At December 31, 2000, the Company had commitments of $1,277,500.

    With the exception of Term Loan B, the amounts borrowed pursuant to the Amended Credit Facility bear interest, at the Company's option as follows:
(i) the higher of: (a) the Federal Funds Effective Rate as published by the Federal Reserve Bank of New York plus 1/2 of 1% and (b) the prime commercial lending rate announced by the agent from time to time (in each case, the "Base Rate"); plus, in each case, an applicable margin of up to 1/8 of 1% as specified in the Amended Credit Facility, or (ii) the Eurodollar Rate plus an applicable margin ranging from 1/2 of 1% to 1 1/2% as specified in the Amended Credit Facility. All swingline loans bear interest at the Base Rate plus the applicable margin of up to 1/8 of 1% as specified in the Amended Credit Facility. During 2000 and 1999, the weighted average interest rate on the Company's bank credit facilities was 8.08% and 6.92%, respectively. Interest rates on the borrowings outstanding under the Company's bank credit facilities ranged from 7.26% to 9.63% in 2000 and from 6.40% to 9.22% in 1999. Interest rates on the borrowings outstanding under the Amended Credit Facility ranged from 7.57% to 9.45% at December 31, 2000.

    Under the Amended Credit Facility, the Company has agreed to pay commitment fees equal to 3/8 of 1% per annum on the daily average aggregate unutilized commitment under the Tranche A Loan Commitment and the Tranche B Loan Commitment. The Company has also agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

    10 1/4% SENIOR NOTES. Interest is payable semi-annually in June and December at an annual rate of 10 1/4%. The 10 1/4% Senior Notes mature on June 1, 2004, with no sinking fund requirements. The 10 1/4%

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
Senior Notes are redeemable at prices ranging from 104.95% with annual reductions to 100% in 2002 plus accrued and unpaid interest.

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

    The above indebtedness, among other things, limits the ability of the Company to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on its common stock in excess of $150,000 in any given year. Under the Company's most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.8 to 1 and a minimum fixed charge coverage ratio of 1.05 to
1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The Company believes it is in compliance with the financial and operating covenants of its principal financing arrangements. In 2001, the Company's debt covenants changed and the Company will be required to maintain a minimum interest coverage ratio of 2.0 to 1 and the maximum allowable debt leverage ratio will be 5.5 to 1. Borrowings under the above indebtedness are guaranteed by each of the domestic wholly-owned restricted subsidiaries of the Company. Such guarantees are full, unconditional and joint and several.

    The Company's unrestricted and foreign subsidiaries are not guarantors of the above indebtedness. The consolidating condensed financial statements of the Company depicting separately its domestic subsidiaries, foreign subsidiaries and unrestricted subsidiaries are presented in Note 25.

    ACQUISITION OBLIGATION. In connection with the acquisition of certain of the Company's specialty consumer magazine operations and THE DAILY RACING FORM, an obligation was recorded equivalent to the present value of the principal and interest payments of the notes payable. The interest rate used in

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such obligation at the time of the acquisition. The remaining principal and interest amounts will be repaid through June 2001.

    INTEREST RATE SWAP AGREEMENTS. In May 1995, the Company entered into two, three-year interest rate swap agreements with an aggregate notional amount of $200,000 which expired in May 1998. Under these swap agreements, the Company received a floating rate of interest based on three-month LIBOR, which reset quarterly, and paid a fixed rate of interest which increased each year during the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 5.7% and 6.7%, respectively, in 1998. Also, in May 1995, the Company entered into a three-year interest rate cap agreement which expired in May 1998. As a result of this transaction, the Company had the right to receive payments based on a notional principal amount of $100,000 to the extent that three-month LIBOR exceeded 7.75% in year one, 8.75% in year two and 9.75% in year three of the agreement. Any interest differential was recognized as an adjustment to interest expense. The interest rate cap fee was recognized as an adjustment to interest expense over the life of the interest rate cap agreement.

    In July 1997, the Company entered into four, three-year and two, four-year interest rate swap agreements, with an aggregate notional amount of $600,000. Under these swap agreements, which commenced on January 2, 1998, the Company receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The weighted average variable rate and weighted average fixed rate were 6.5% and 6.3%, respectively, in 2000, 5.4% and 6.3%, respectively, in 1999 and 5.6% and 6.3%, respectively, in 1998.

    The net interest differential, related to the interest rate swap agreements charged to interest (income) expense in 2000, 1999 and 1998 was $(832), $5,798 and $4,674, respectively. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with financial institutions that have a minimum of an A3 or A- rating by Moody's or Standard & Poor's (or other nationally recognized credit rating agencies); therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department will monitor counterparty credit ratings at least quarterly. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

    The scheduled repayments of all debt outstanding as of December 31, 2000, are as follows:

YEARS ENDING
DECEMBER 31,
- ------------
2001........................................................  $  115,465
2002........................................................     118,517
2003........................................................     285,755
2004........................................................     533,101
2005........................................................       1,478
Thereafter..................................................     564,337
                                                              ----------
                                                              $1,618,653
                                                              ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES

    At December 31, 2000, the Company had aggregate net operating and capital loss carryforwards for Federal and state income tax purposes of approximately $1,028,600 which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The capital losses may only be used to offset future capital gains. The NOLs and capital losses are scheduled to expire in the following years:

                                                         CAPITAL
                                                NOLS      LOSSES      TOTAL
                                              --------   --------   ----------
2003........................................  $ 24,500   $     --   $   24,500
2004........................................    60,400         --       60,400
2005........................................   102,400    263,600      366,000
2006........................................    87,800         --       87,800
2007........................................    43,100         --       43,100
2008........................................    85,900         --       85,900
2009........................................    70,100         --       70,100
2010........................................   151,200         --      151,200
2011........................................    19,500         --       19,500
2012........................................    64,000         --       64,000
2018(*).....................................    17,200         --       17,200
2020(*).....................................    38,900         --       38,900
                                              --------   --------   ----------
                                              $765,000   $263,600   $1,028,600
                                              ========   ========   ==========

- ------------------------

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of NOLs arising after January 1, 1998 was extended from 15 to 20 years.

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)
purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                    DECEMBER 31, 2000
                                                              ------------------------------
                                                              FEDERAL     STATE      TOTAL
                                                              --------   --------   --------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of inventory..........  $    660   $   193    $    853
Difference between book and tax basis of accrued expenses
  and other.................................................    28,433     8,330      36,763
Difference between book and tax basis of other intangible
  assets....................................................    44,515    13,041      57,556
Operating loss carryforwards................................   230,908    49,026     279,934
Capital loss carryforwards..................................    91,783     1,318      93,101
Net unrealized loss on investments..........................    59,966     5,254      65,220
Alternative minimum tax credit carryforwards................     1,356        --       1,356
                                                              --------   -------    --------
Total.......................................................   457,621    77,162     534,783
                                                              --------   -------    --------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
  assets....................................................    27,535     8,067      35,602
Difference between book and tax basis of property and
  equipment.................................................    12,829     3,759      16,588
Other.......................................................     4,872     1,427       6,299
                                                              --------   -------    --------
Total.......................................................    45,236    13,253      58,489
                                                              --------   -------    --------
Net deferred income tax assets..............................   412,385    63,909     476,294
Less: Valuation allowances..................................   293,497    47,797     341,294
                                                              --------   -------    --------
Net.........................................................  $118,888   $16,112    $135,000
                                                              ========   =======    ========

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
                                                              ========   =======    ========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)

    At December 31, 2000, 1999 and 1998, management of the Company reviewed recent operating results and projected future operating results. At the end of each of the respective years, management determined that a portion of the net deferred income tax assets would likely be realized. During 2000, the Company increased its valuation allowance due to historical operating losses and the impairment of securities, resulting in a provision for income taxes of $41,200. The amounts of the net deferred income tax assets were not adjusted in 1999 and 1998. The amount of the net deferred tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced. There was a net increase in the valuation allowances of $290,298 in 2000 and a net decrease of $78,668 in 1999.

    A portion of the valuation allowances in the amount of approximately $72,800 at December 31, 2000 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

    In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of SEG.

13. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
$10.00 Series D Exchangeable Preferred Stock................  $196,133   $195,588
$9.20 Series F Exchangeable Preferred Stock.................   121,361    120,941
$8.625 Series H Exchangeable Preferred Stock................   243,830    243,160
                                                              --------   --------
                                                              $561,324   $559,689
                                                              ========   ========

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK. In 1996, the Company completed an offering of 2,000,000 shares of $.01 par value, Series D Preferred Stock at $100 per share. Annual dividends of $10.00 per share on the Series D Preferred Stock are cumulative and payable quarterly, in cash. The liquidation and redemption value at December 31, 2000 and 1999 was $200,000. On or after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Subordinated Exchange Debentures due 2008.

    $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK. On September 26, 1997, the Company completed a private offering of 1,250,000 shares of $.01 par value, $9.20 Series E Exchangeable Preferred Stock ("Series E Preferred Stock") at $100 per share. Annual dividends of $9.20 per share on the Series E Preferred Stock were cumulative and payable quarterly, in cash, commencing February 1, 1998. On February 17, 1998, the Company exchanged the 1,250,000 shares of Series E Preferred Stock for 1,250,000

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK (CONTINUED) shares of $.01 par value, $9.20 Series F Preferred Stock. The terms of the Series F Preferred Stock are the same as the terms of the Series E Preferred Stock except that the Series F Preferred Stock has been registered under the Securities Act of 1933. The Company is required to redeem the Series F Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date. Dividends on the Series F Preferred Stock accrued and were cumulative from the last dividend payment date on which dividends were paid on shares of the Series E Preferred Stock. As of December 31, 2000 and 1999, the liquidation and redemption value of the Series F Preferred Stock was $125,000.

    $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK. On February 17, 1998, the Company completed a private offering of 2,500,000 shares of $.01 par value, $8.625 Series G Exchangeable Preferred Stock ("Series G Preferred Stock") at $99.40 per share. Annual dividends of $8.625 per share on the Series G Preferred Stock were cumulative and payable quarterly, in cash, commencing July 1, 1998. On June 10, 1998, the Company exchanged the 2,500,000 shares of Series G Preferred Stock for 2,500,000 shares of $.01 par value, Series H Preferred Stock. The terms of the Series H Preferred Stock are the same as the terms of the Series G Preferred Stock except that the Series H Preferred Stock has been registered under the Securities Act of 1933. Prior to April 1, 2001, the Company may, at its option, redeem in whole or in part, up to $125,000 of the aggregate liquidation preference of the Series H Preferred Stock at a price per share of $108.625 plus accrued and unpaid dividends to the redemption date, with the net proceeds of one or more public offerings, subject to certain other restrictions. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010. As of December 31, 2000 and 1999, the liquidation and redemption value of the Series H Preferred Stock was $250,000.

14. COMMON STOCK

    STOCK ISSUANCES. On March 18, 1998, KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"), purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (the "KKR Fund Investment"). The net proceeds (after issuance costs) from the KKR Fund Investment were used to repay borrowings outstanding under the Company's bank credit facilities, which amounts may be reborrowed for general corporate purposes including acquisitions (see Note 22).

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    SHARE REPURCHASES. Under its share repurchase program, the Company's board of directors authorized the repurchase of up to $30,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. During 2000, the Company repurchased 29,500 shares of common stock for $512 at a weighted average price of $17.36. During 1999, the Company repurchased 730,237 shares of common stock for $10,508 at a weighted average price of $14.39. The 1999 repurchases included 694,637 shares that were repurchased for $10,000 and were not part of the share repurchase program. During 1998, the Company repurchased 1,703,700 shares of common stock for $19,983 at a weighted average price of $11.73. All repurchases above are recorded at cost.

    COMMON STOCK SUBJECT TO REDEMPTION.

    The following summarizes the activity of the common stock subject to redemption:

                                                                SHARES      AMOUNT
                                                              ----------   --------
Balance at January 1, 1998..................................     402,650   $  5,083
Acquisitions of common stock held by management.............     (22,531)      (314)
Expiration of redemption feature............................     (86,000)    (1,056)
Reduction in carrying value.................................          --       (221)
                                                              ----------   --------
Balance at December 31, 1998................................     294,119      3,492
Acquisitions of common stock held by management.............    (103,841)    (1,793)
Expiration of redemption feature............................    (136,968)    (1,066)
Accretion in carrying value.................................          --        247
                                                              ----------   --------
Balance at December 31, 1999................................      53,310        880
Expiration of redemption feature............................     (53,310)      (880)
                                                              ----------   --------
Balance at December 31, 2000................................          --   $     --
                                                              ==========   ========

    The redemption value of the common stock subject to redemption of $880 at December 31, 1999, was based on a repurchase price of $16.50 per share, which was the quoted market value at December 31, 1999. Common stock subject to redemption is recorded on the accompanying consolidated balance sheet net of the amounts of notes receivable from employees (related to common stock issuances) outstanding of $344 at December 31, 1999.

    STOCK PURCHASE AND OPTION PLAN. The PRIMEDIA Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Plan has authorized grants of up to 35,000,000 shares of the Company's common stock or options to management personnel.

    During 1999, the Company granted 1,380,711 restricted shares of common stock from the treasury, to a senior executive. During 2000, pursuant to the grant, the vesting period accelerated based upon the achievement of certain stock performance measures. Accordingly, compensation expense of $15,250 was recognized in 2000. Unearned stock grant compensation of $15,250 was recorded on the accompanying consolidated balance sheet at December 31, 1999.

    Stock options are granted with exercise prices at quoted market value at time of issuance. Most of the options are exercisable at the rate of 20% per year over a five-year period commencing on the effective

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
date of the grant. Most options granted pursuant to the Plan will expire no later than ten years from the date the option was granted.

    During 1999, the Company granted 5,000,000 stock options to a senior executive. These options will vest over 4 years, with accelerated vesting upon the achievement of certain stock performance measures. During 2000, 2,000,000 of these options vested in accordance with the accelerated vesting provisions of the original grant.

    A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                        2000                                     1999                       1998
                                        ----                                     ----
                                                     WEIGHTED                                 WEIGHTED
                                                     AVERAGE                                  AVERAGE
                                                     EXERCISE                                 EXERCISE
                        OPTIONS     EXERCISE PRICE    PRICE      OPTIONS     EXERCISE PRICE    PRICE      OPTIONS
                       ----------   --------------   --------   ----------   --------------   --------   ----------
Outstanding--
  beginning of
  year...............  17,090,286   $ 5.00-$15.56     $ 9.28    12,229,973   $ 5.00-$14.69     $ 7.16    11,562,930
  Granted............   1,418,500   $ 8.25-$27.13     $16.66     6,534,200   $ 8.00-$15.56     $13.02     1,530,590
  Exercised..........  (4,354,219)  $ 5.00-$15.56     $ 6.59    (1,243,229)  $ 5.00-$14.25     $ 6.98      (416,817)
  Forfeited..........    (691,466)  $ 8.00-$27.00     $14.06      (430,658)  $ 5.00-$15.56     $12.15      (446,730)
                       ----------                               ----------                               ----------
Outstanding--end of
  year...............  13,463,101   $ 5.00-$27.13     $10.68    17,090,286   $ 5.00-$15.56     $ 9.28    12,229,973
                       ==========                               ==========                               ==========
Exercisable--end of
  year...............   8,675,593   $ 5.00-$16.50     $ 8.82     9,391,717   $ 5.00-$14.69     $ 6.43     9,369,633
                       ==========                               ==========                               ==========

                                 1998
                           ----
                                        WEIGHTED
                                        AVERAGE
                                        EXERCISE
                       EXERCISE PRICE    PRICE
                       --------------   --------
Outstanding--
  beginning of
  year...............  $ 5.00-$12.00     $ 6.58
  Granted............  $12.00-$14.69     $12.68
  Exercised..........  $ 5.00-$11.13     $ 7.13
  Forfeited..........  $ 5.44-$12.63     $11.22
Outstanding--end of
  year...............  $ 5.00-$14.69     $ 7.16
Exercisable--end of
  year...............  $ 5.00-$12.00     $ 5.97

    The weighted-average fair value per option for options granted in 2000, 1999 and 1998 was $13.02, $8.26 and $5.44, respectively.

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                                     WEIGHTED         WEIGHTED
                                                                     AVERAGE          AVERAGE
                                                                  EXERCISE PRICE   EXERCISE PRICE
                    NUMBER        NUMBER          WEIGHTED             FOR              FOR
    RANGE OF      OUTSTANDING   EXERCISABLE   AVERAGE REMAINING    OUTSTANDING      EXERCISABLE
EXERCISE PRICES   AT 12/31/00   AT 12/31/00   CONTRACTUAL LIFE       OPTIONS          OPTIONS
- ---------------   -----------   -----------   -----------------   --------------   --------------
$ 5.00-$ 5.14      3,571,349     3,571,349            1               $ 5.00           $ 5.00
      $ 7.00           9,000         9,000            2               $ 7.00           $ 7.00
$ 8.00-$ 8.25      1,160,660     1,008,660            5               $ 8.02           $ 8.00
$10.00-$12.00        853,840       605,720            6               $11.08           $11.09
$12.06-$27.13      7,868,252     3,480,864            9               $13.61           $12.58
                  ----------    ----------
                  13,463,101     8,675,593            6               $10.68           $ 8.82
                  ==========    ==========

    SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 2000, 1999 and 1998. The following weighted-average assumptions were used for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.29%, 6.21% and 5.63%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 72.12%, 49.29% and 24.15%; and a weighted-average expected life of the option of five years. The estimated fair value of options granted during 2000, 1999 and 1998 was $18,467, $53,976 and $8,332, respectively.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Pro forma net loss..........................................  $(366,611)  $(127,177)  $ (42,659)
Pro forma loss applicable to common shareholders............  $(419,674)  $(180,239)  $(105,944)
Pro forma basic and diluted loss per common share...........  $   (2.60)  $   (1.24)  $    (.74)

    The Company had reserved approximately 3,750,000 shares of the Company's common stock for future grants in connection with the Plan at December 31, 2000.

15. NET LOSS PER SHARE

    Net loss per share has been determined based on net loss after preferred stock dividends, divided by the weighted average number of common shares outstanding for all periods presented.

    Options to purchase 13,463,101, 17,090,286 and 12,229,973 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Foreign currency translation adjustments..................  $(2,251)   $(1,618)
Unrealized gain on available-for-sale securities..........      693     88,982
                                                            -------    -------
                                                            $(1,558)   $87,364
                                                            =======    =======

17. NON-CASH COMPENSATION AND NON-CASH NON-RECURRING CHARGES

    During the year ended December 31, 2000, the Company recorded $27,810 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consist of a $15,250 charge related to 1,380,711 restricted shares of common stock granted to a senior executive in 1999, a $12,437 charge related to the extension of the expiration period of 1,000,000 options, previously granted to a senior executive, for an additional 10 year period beyond the original expiration date and a $123 charge related to the granting of stock options to certain directors.

    During the second quarter of 2000, the Company recorded $7,400 of non-cash non-recurring charges relating to the recoverability of certain assets of the business-to-business segment.

18. PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

    During 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines, as part of a program to return the Company's focus to accreditation oriented vocational networks and associated products. In relation to these discontinuances, the Company recorded a $22,000 charge primarily for approximately $9,000 related to transponder and office site leases and approximately $9,000 related to the recoverability of related excess of purchase price over net assets acquired and certain other assets. During 2000, the Company reversed approximately $3,300 of the original $22,000 charge as the liabilities ultimately settled at amounts less than originally recorded. This reversal is recorded in provision for severance, closures and integration costs on the accompanying statement of consolidated operations for the year ended December 31, 2000. As of December 31, 2000, approximately $9,700 of the anticipated cash payments of approximately $9,900 have been paid. The remaining $200 is expected to be paid during 2001.

    During the year ended December 31, 2000, the Company recorded approximately $10,500 of integration costs relating to a management reorganization. These costs have been charged to operations as incurred. These integration costs consist of approximately $6,700 for consultants related to sourcing and integration initiatives, approximately $1,300 for stay bonuses and other employee costs, approximately $1,000 related to recruiting for senior executives hired during 2000 and approximately $1,500 of other costs. Through December 31, 2000, approximately $9,500 of related cash payments have been made. The remaining costs are expected to be paid during 2001.

    During the second quarter of 2000, the Company announced the details of plans aimed largely at centralizing many support functions. As part of these plans, the Company has consolidated many back office functions including but not limited to certain accounting and purchasing functions. As a result, the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS (CONTINUED)
Company will close and consolidate fifteen office locations and will terminate approximately 250 individuals. As of December 31, 2000, all individuals who will be terminated under the restructuring plan have been notified. As of December 31, 2000, approximately 170 of those individuals have been terminated.

    During 2000, in conjunction with these plans, the Company has recorded pre-tax charges of approximately $13,600. The total charge recorded on the accompanying consolidated statements of operations, is comprised of the following: approximately $9,800 of severance and other employee costs, $1,900 of lease obligations, $1,700 of contract termination costs related to prepress and licensing agreements and approximately $200 of other exit costs. As of December 31, 2000, approximately $3,400 has been paid. The total amount paid is comprised of the following: approximately $2,700 of severance and other employee costs, approximately $400 of lease obligations, approximately $100 of contract terminations and approximately $200 of other exit costs. The majority of the remaining costs of $9,600 is expected to be paid by the end of 2001 with the balance of $600 to be paid through the end of 2003.

    The liabilities representing the provision for severance, closures and integration costs are included in accrued expenses and other on the accompanying consolidated balance sheets.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                      DECEMBER 31,
                                                      ---------------------------------------------
                                                              2000                    1999
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                      --------   ----------   --------   ----------
10 1/4% Senior Notes................................  $100,000    $100,560    $100,000    $104,000
8 1/2% Senior Notes.................................   299,226     283,367     299,109     295,500
7 5/8% Senior Notes.................................   248,879     232,453     248,756     233,750
Acquisition Obligation..............................     9,070       9,070      26,112      26,367
Series D Preferred Stock............................   196,133     164,000     195,588     194,000
Series F Preferred Stock............................   121,361      97,500     120,941     114,375
Series H Preferred Stock............................   243,830     187,500     243,160     217,500
Interest Rate Swap Agreements.......................        --       1,247          --       1,563

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    For instruments including cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of floating-rate long-term debt approximates carrying value because these instruments re-price frequently at current market prices.

20. BENEFIT PLANS AND OTHER EMPLOYEE COSTS

    RETIREMENT PLANS. Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $5,800 in 2000, $9,500 in 1999 and $7,700 in 1998.

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

    For the year ended December 31, 1999, there was no change in the benefit obligation of the Pension Plan as the Pension Plan was terminated in November 1998. The fair value of the Pension Plan's assets decreased from $150 to $0 as of December 31, 1998 and 1999, respectively, as a result of the final plan settlement. During 1999, there was no net periodic pension income or expense for the Pension Plan. During 1998, the $1,788 net periodic pension income was comprised of the following; $(668) interest cost, $978 expected return on plan assets, $5,301 curtailment gain and $(3,823) settlement loss.

    In 1998, the Company acquired American Guidance Service. American Guidance Service sponsored a defined benefit pension plan (the "AGS Plan") for the benefit of its employees. The allocation of the purchase price of American Guidance Service included a liability of approximately $792 related to this plan. The benefits to be paid under the AGS Plan were based on years of service and compensation amounts for the average of the highest five consecutive plan years. The AGS Plan was funded by means of contributions by the Company to the plan's trust. The pension funding policy was consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consisted primarily of fixed income, equity and other short-term investments. The following tables set forth the AGS Plan's funded status as of November 17, 1999 (date of divestiture) and December 31, 1998 and the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. BENEFIT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED) amounts recognized in the Company's statement of operations for the period January 1, 1999 through November 17, 1999 and the year ended December 31, 1998.

                                                              JANUARY 1, 1999-
                                                              NOVEMBER 17, 1999
                                                              -----------------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation at beginning of period.........       $ 9,458
  Service cost..............................................           593
  Interest cost.............................................           529
  Actuarial gain............................................        (1,836)
  Benefits paid.............................................          (289)
  Divestiture...............................................        (8,455)
                                                                   -------
Projected benefit obligation at end of period...............            --
                                                                   -------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period............         7,785
  Actual return on plan assets..............................         1,025
  Benefits paid.............................................          (289)
  Divestiture...............................................        (8,521)
                                                                   -------
Fair value of plan assets at end of period..................            --
                                                                   -------

Funded status...............................................            --
Unrecognized net actuarial loss.............................            --
                                                                   -------
Accrued pension cost........................................       $    --
                                                                   =======

                                                              JANUARY 1, 1999-       YEAR ENDED
                                                              NOVEMBER 17, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
COMPONENTS OF NET PERIODIC PENSION EXPENSE:
  Service cost..............................................       $   593             $   318
  Interest cost.............................................           529                 287
  Expected return on plan assets............................          (600)               (361)
  Recognized actuarial loss.................................             3                  --
                                                                   -------             -------
Net periodic pension expense................................       $   525             $   244
                                                                   =======             =======

WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate...............................................          6.50%               6.50%
Expected return on plan assets..............................          9.00%               9.00%
Rate of compensation increases..............................          4.50%               4.50%

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. BENEFIT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED)

    EMPLOYEE STOCK PURCHASE PLAN ("ESPP"). During March 2000, the Company approved and implemented the PRIMEDIA Employee Stock Purchase Plan. The ESPP is intended to encourage long-term investment in the Company and to assist eligible employees of the Company and its eligible subsidiaries to purchase common stock of the Company through payroll deductions at a discount. The ESPP permits full-time or part-time employees who customarily work at least 20 hours per week and five months a year to purchase shares of the Company's common stock at the lesser of 90% of the closing stock price on the first or last day of the offering period. In connection with the ESPP, 132,793 shares were issued in January 2001, at a share price of $10.7438.

    OTHER EMPLOYEE COSTS. During the third quarter of 1998, the Company recorded management reorganization costs of approximately $8,500, which primarily represented severance costs related to approximately fifty individuals. Through December 31, 2000, approximately $8,100 of related cash payments have been made. The remaining $400 is expected to be paid during 2001. This charge is recorded in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations.

21. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $41,310, $38,099 and $36,282 for the years ended December 31, 2000, 1999 and 1998, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. Minimum rental commitments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
- -------------------------
2001..................................................        $ 38,394
2002..................................................          31,271
2003..................................................          24,803
2004..................................................          23,796
2005..................................................          20,694
Thereafter............................................          35,820
                                                              --------
                                                              $174,778
                                                              ========

    Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

YEARS ENDING DECEMBER 31,
- -------------------------
2001..................................................        $ 6,317
2002..................................................          5,476
2003..................................................          4,946
2004..................................................          4,506
2005..................................................          2,701
Thereafter............................................         21,326
                                                              -------
                                                               45,272
Less: Amount representing interest (at rates ranging
  from 4.4% to 12.9%).................................         13,794
                                                              -------
Present value of net minimum lease payments...........         31,478
Less: Current portion.................................          3,895
                                                              -------
Long-term obligations (included in long-term debt)....        $27,583
                                                              =======

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CONTINGENCIES. The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

    At December 31, 2000, the Company had letters of credit outstanding of approximately $15,420 (see Note 11).

22. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000, 1999 and 1998, the Company incurred administrative and other fees to KKR, an affiliated party, of $1,000. During the years ended December 31, 2000, 1999 and 1998, the Company paid directors' fees to certain partners of KKR aggregating $206, $195 and $180, respectively. In 1998, a partnership affiliated with KKR purchased 16,666,667 shares of newly issued common stock from the Company for approximately $200,000 (see Note 14).

    During 2000, a partnership affiliated with KKR purchased shares of About on the open market. These shares converted to shares of the Company at the merger completion date.

23. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                              FIRST          SECOND         THIRD          FOURTH
                             QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                           ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED
  DECEMBER 31, 2000:
Sales, net...............  $    404,450   $    425,527   $    401,647   $    459,328   $  1,690,952
Operating income
  (loss).................           352         21,838         (6,989)        18,633         33,834
Net loss.................       (39,431)        (7,068)       (43,019)      (257,308)      (346,826)
Loss applicable to common
  shareholders...........       (52,697)       (20,333)       (56,285)      (270,574)      (399,889)
Basic and diluted loss
  applicable to common
  shareholders per common
  share..................  $       (.35)  $       (.13)  $       (.34)  $      (1.62)  $      (2.48)
Basic and diluted common
  shares outstanding.....   149,257,038    161,034,718    166,639,589    167,484,869    161,104,053

FOR THE YEAR ENDED
  DECEMBER 31, 1999:
Sales, net...............  $    411,136   $    426,313   $    423,005   $    455,648   $  1,716,102
Operating income
  (loss).................        (3,324)        35,781         26,729         (4,854)        54,332
Net loss.................       (45,994)        (4,884)       (17,097)       (52,138)      (120,113)
Loss applicable to common
  shareholders...........       (59,259)       (18,150)       (30,362)       (65,404)      (173,175)
Basic and diluted loss
  applicable to common
  shareholders per common
  share..................  $       (.41)  $       (.12)  $       (.21)  $       (.45)  $      (1.19)
Basic and diluted common
  shares outstanding.....   144,597,905    145,371,502    145,055,347    146,649,011    145,418,441

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)
    During the first quarter of 2000, the Company recorded non-cash compensation of $14,792, integration costs of $6,319 and (gain) on the sale of businesses and other of $(10,992). During the second quarter of 2000, the Company recorded non-cash compensation and non-cash non-recurring charges of $9,752, a provision for severance, closures and integration costs of $10,399 and (gain) on the sale of businesses and other, net of $(17,490). During the third quarter of 2000, the Company recorded non-cash compensation of $2,354, a provision for severance, closures and integration costs of $2,291 and loss on the sale of businesses and other, net of $1,658. During the fourth quarter of 2000, the Company recorded non-cash compensation of $8,312, a provision for severance, closures and integration costs of $1,789, loss on the sale of businesses and other, net of $12,386 and a provision for the impairment of securities of $188,526. During the fourth quarter of 2000, the Company recorded income tax expense of $41,200.

    During the first quarter of 1999, the Company recorded a $22,000 provision for product-line closures. During the fourth quarter of 1999, the Company recorded a provision for the impairment of long-lived assets of $275,788 and
(gain) on the sale of businesses and other, net of $(235,580).

    All of these items, with the exception of the provision for the impairment of securities and income tax expense, are included in operating income (loss).

24. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, automotive and healthcare. These segment results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision maker views these businesses separately when evaluating and making decisions regarding ongoing operations (see Note 4). Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is business segment earnings before interest, taxes, depreciation, amortization and other (income) and charges ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 2).

                                              2000         1999         1998
                                           ----------   ----------   ----------
SALES, NET:
  Continuing Businesses:
    Consumer.............................  $1,136,523   $1,054,334   $  927,003
    Business-to-Business.................     518,648      475,746      435,367
    Eliminations.........................      (1,616)          --           --
  Non-Core Businesses....................      37,397      186,022      211,203
                                           ----------   ----------   ----------
      Total..............................  $1,690,952   $1,716,102   $1,573,573
                                           ==========   ==========   ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                              2000         1999         1998
                                           ----------   ----------   ----------
  EBITDA(1):
  Continuing Businesses:
    Consumer.............................  $  179,406   $  217,260   $  204,927
    Business-to-Business.................     104,766      102,314       98,464
    Other:
      Corporate..........................     (33,974)     (34,986)     (28,324)
  Non-Core Businesses....................       6,481       55,966       54,843
                                           ----------   ----------   ----------
      Total..............................  $  256,679   $  340,554   $  329,910
                                           ==========   ==========   ==========
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Continuing Businesses:
    Consumer.............................  $   28,316   $   27,373   $   24,126
    Business-to-Business.................      21,768       16,560       14,506
    Other:
      Corporate..........................       1,947        1,515        1,314
  Non-Core Businesses....................         889        2,205        2,268
                                           ----------   ----------   ----------
      Total..............................  $   52,920   $   47,653   $   42,214
                                           ==========   ==========   ==========
TOTAL ASSETS:
  Continuing Businesses:
    Consumer.............................  $1,442,779   $1,426,435   $1,425,628
    Business-to-Business.................     824,308      800,150    1,036,242
    Other:
      Corporate..........................     405,128      300,710      178,518
  Non-Core Businesses....................       5,264      187,257      400,686
                                           ----------   ----------   ----------
      Total..............................  $2,677,479   $2,714,552   $3,041,074
                                           ==========   ==========   ==========
ADDITIONS TO PROPERTY, EQUIPMENT AND OTHER, NET:
  Continuing Businesses:
    Consumer.............................  $   46,633   $   32,674   $   25,192
    Business-to-Business.................      28,415       28,530       22,617
    Other:
      Corporate..........................       1,192        1,163        3,782
  Non-Core Businesses....................       1,339        7,121        3,647
                                           ----------   ----------   ----------
      Total..............................  $   77,579   $   69,488   $   55,238
                                           ==========   ==========   ==========

- ------------------------------
(1) Represents earnings before interest, taxes, depreciation, amortization and other (income) and charges including non-cash compensation and non-cash non-recurring charges of $35,210 for the year ended December 31, 2000, a provision for severance, closures and integration costs of $20,798 and $22,000 for the years ended December 31, 2000 and 1999, respectively, (gain) on the sales of businesses and other, net of $(14,438), $(235,580), and $(7,216) for the years ended December 31, 2000, 1999 and 1998, respectively, and provision for the impairment of long-lived assets of $275,788 for the year ended December 31, 1999. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income (loss) (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of EBITDA to operating income.

                                                2000        1999        1998
                                              ---------   ---------   ---------
Total EBITDA................................  $ 256,679   $ 340,554   $ 329,910
Depreciation of property and equipment......    (52,920)    (47,653)    (42,214)
Amortization of intangible assets, excess of
  purchase price over net assets acquired
  and other.................................   (128,355)   (176,361)   (176,755)
Non-cash compensation and non-cash non-
  recurring charges.........................    (35,210)         --          --
Gain on the sales of businesses and other,
  net.......................................     14,438     235,580       7,216
Provision for the impairment of long-lived
  assets....................................         --    (275,788)         --
Provision for severance, closures and
  integration costs.........................    (20,798)    (22,000)         --
                                              ---------   ---------   ---------
Operating income............................  $  33,834   $  54,332   $ 118,157
                                              =========   =========   =========

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

    As discussed in Note 11, the Amended Credit Facility and the Senior Notes are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Company ("the Guarantors"). The Guarantors irrevocably and unconditionally, fully, jointly and severally, guarantee the performance and payment when due, of all obligations under the Amended Credit Facility and the Senior Notes. In 1998, the financial statements of the guarantor subsidiaries were omitted because the Company believed the separate financial statements would not be material to the shareholders and potential investors. The total assets, revenues, income or equity of non-guarantor subsidiaries, both individually and on a combined basis were inconsequential in relation to the total assets, revenues, income or equity of the Company. In June 1999, the Company created certain unrestricted subsidiaries which primarily represent Internet assets and businesses. The Company's unrestricted and foreign subsidiaries are not guarantors of the Company's indebtedness.

    The information that follows presents condensed consolidating financial information as of and for the years ended December 31, 2000 and 1999 for:
a) PRIMEDIA Inc. (as the Issuer), b) the Guarantors, c) the foreign non-guarantor subsidiaries, d) the unrestricted Internet non-guarantor subsidiaries, e) elimination entries and f) the Company on a consolidated basis.

    The December 31, 1999 results for the unrestricted Internet non-guarantor subsidiaries are for a six-month period.

    The condensed consolidating financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in connection with the consolidated financial statements of the Company.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
Sales, net....................     $      --       $1,679,542       $ 6,067         $  55,922        $(50,579)      $1,690,952
Operating costs and expenses:
  Cost of goods sold..........            --          385,772         2,065            57,236         (50,579)         394,494
  Marketing and selling.......            --          363,253         1,946            21,644              --          386,843
  Distribution, circulation
    and fullfilment...........            --          233,435           755            21,321              --          255,511
  Editorial...................            --          132,358           396             5,091              --          137,845
  Other general expenses......            --          184,759           838            40,009              --          225,606
  Corporate administrative
    expenses (excluding
    non-cash compensation)....        33,023               --            --               951              --           33,974
  Depreciation of property and
    equipment.................         1,947           43,093           111             7,769              --           52,920
  Amortization of intangible
    assets, excess of purchase
    price over net assets
    acquired and other........           328          126,355           574             1,098              --          128,355
  Non-cash compensation and
    non-cash non-recurring
    charges...................        27,810            7,400            --                --              --           35,210
  Provision for severance,
    closures and integration
    costs.....................        14,372            6,281            --               145              --           20,798
  (Gain) loss on the sales of
    businesses and other,
    net.......................        (5,669)          (5,906)        5,724            (8,587)             --          (14,438)
                                   ---------       ----------       -------         ---------        --------       ----------
Operating income (loss).......       (71,811)         202,742        (6,342)          (90,755)             --           33,834
Other income (expense):
  Provision for the impairment
    of securities.............      (177,344)              --            --           (11,182)                        (188,526)
  Interest expense............      (138,060)          (5,650)         (278)               --              --         (143,988)
  Amortization of deferred
    financing costs...........            --           (3,836)           --                --              --           (3,836)
  Equity in losses of
    subsidiaries..............      (134,536)              --            --                --         134,536               --
  Intercompany management fees
    and interest..............       224,988         (224,988)           --                --              --               --
  Other, net..................        (8,863)           6,135          (405)               23              --           (3,110)
                                   ---------       ----------       -------         ---------        --------       ----------
Loss before income tax
  expense.....................      (305,626)         (25,597)       (7,025)         (101,914)        134,536         (305,626)
Income tax expense............       (41,200)              --            --                --              --          (41,200)
                                   ---------       ----------       -------         ---------        --------       ----------
Net loss......................     $(346,826)      $  (25,597)      $(7,025)        $(101,914)       $134,536       $ (346,826)
                                   =========       ==========       =======         =========        ========       ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                 UNRESTRICTED
                                                                  FOREIGN          INTERNET                      PRIMEDIA INC.
                                                 GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                               PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                              ---------------   ------------   --------------   --------------   ------------   ---------------
ASSETS
Current assets
  Cash and cash
    equivalents.............    $     5,536     $    16,995       $    963         $    196      $        --      $    23,690
  Accounts receivable,
    net.....................             70         257,075            717            8,084               --          265,946
  Intercompany
    receivables.............        774,165         324,678             --           17,690       (1,116,533)              --
  Inventories, net..........             --          27,827             10              844               --           28,681
  Prepaid expenses and
    other...................          2,253          36,913            107            9,357               --           48,630
                                -----------     -----------       --------         --------      -----------      -----------
    Total current assets....        782,024         663,488          1,797           36,171       (1,116,533)         366,947

Property and equipment,
  net.......................          6,554         128,016            108           40,882               --          175,560
Investment in and advances
  to subsidiaries...........        950,319              --             --               --         (950,319)              --
Other intangible assets,
  net.......................          2,353         501,861            708            1,234               --          506,156
Excess of purchase price
  over net assets acquired,
  net.......................        (13,070)      1,146,701          3,468            4,337               --        1,141,436
Deferred income tax asset,
  net.......................        135,000              --             --               --               --          135,000
Other investments...........        248,236             914             --           16,318               --          265,468
Other non-current assets....          1,857          84,910              5              140               --           86,912
                                -----------     -----------       --------         --------      -----------      -----------
                                $ 2,113,273     $ 2,525,890       $  6,086         $ 99,082      $(2,066,852)     $ 2,677,479
                                ===========     ===========       ========         ========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable..........    $     7,552     $   109,650       $    205         $  3,379      $        --      $   120,786
  Intercompany payables.....             --         899,208         16,163          201,162       (1,116,533)              --
  Accrued interest
    payable.................         18,822              --             --               --               --           18,822
  Accrued expenses and
    other...................         67,734         144,270            271           10,498               --          222,773
  Deferred revenues.........         26,164         190,914            589           17,881               --          235,548
  Current maturities of
    long-term debt..........        105,744           9,706             --               15               --          115,465
                                -----------     -----------       --------         --------      -----------      -----------
    Total current
      liabilities...........        226,016       1,353,748         17,228          232,935       (1,116,533)         713,394
                                -----------     -----------       --------         --------      -----------      -----------
Long-term debt..............      1,476,128          27,051             --                9               --        1,503,188
                                -----------     -----------       --------         --------      -----------      -----------
Intercompany notes
  payable...................             --       2,138,619             --               --       (2,138,619)              --
                                -----------     -----------       --------         --------      -----------      -----------
Deferred revenues...........         85,831          26,465             --               --               --          112,296
                                -----------     -----------       --------         --------      -----------      -----------
Other non-current
  liabilities...............             --          22,114            246              943               --           23,303
                                -----------     -----------       --------         --------      -----------      -----------
Exchangeable preferred
  stock.....................        561,324              --             --               --               --          561,324
                                -----------     -----------       --------         --------      -----------      -----------

Shareholders' deficiency:
  Common stock..............          1,678              --             --               --               --            1,678
  Additional paid-in
    capital.................      1,366,950              --             --               --               --        1,366,950
  Accumulated deficit.......     (1,603,096)     (1,040,278)       (10,970)        (134,801)       1,186,049       (1,603,096)

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)
                         PRIMEDIA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                 UNRESTRICTED
                                                                  FOREIGN          INTERNET                      PRIMEDIA INC.
                                                 GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                               PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                              ---------------   ------------   --------------   --------------   ------------   ---------------
  Accumulated other
    comprehensive income
    (loss)..................    $   (1,558)     $    (1,829)      $   (418)        $     (4)     $     2,251      $   (1,558)
  Unearned stock grant
    compensation............            --               --             --               --               --              --
  Common stock in treasury,
    at cost.................            --               --             --               --               --              --
                                ----------      -----------       --------         --------      -----------      ----------
    Total shareholders'
      deficiency............      (236,026)      (1,042,107)       (11,388)        (134,805)       1,188,300        (236,026)
                                ----------      -----------       --------         --------      -----------      ----------
                                $2,113,273      $ 2,525,890       $  6,086         $ 99,082      $(2,066,852)     $2,677,479
                                ==========      ===========       ========         ========      ===========      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................     $(346,826)      $ (25,597)       $(7,025)        $(101,914)      $ 134,536        $(346,826)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:
    Depreciation and
      amortization............         2,275         173,284            685             8,867              --          185,111
    (Gain) loss on the sales
      of businesses and other,
      net.....................        (5,669)         (5,906)         5,724            (8,587)             --          (14,438)
    Non-cash revenue related
      to assets-for-equity
      transactions............            --         (39,395)            --            (7,411)             --          (46,806)
    Accretion of discount on
      acquisition obligation
      and other...............           841           3,097             --                --              --            3,938
    Non-cash compensation and
      non-cash non-recurring
      charges.................        27,810           7,400             --                --              --           35,210
    Provision for the
      impairment of
      securities..............       177,344              --             --            11,182              --          188,526
    Equity in losses of
      subsidiaries............       134,536              --             --                --        (134,536)              --
    Intercompany (income)
      expense.................      (224,988)        224,988             --                --              --               --
    Deferred income taxes.....        41,200              --             --                --              --           41,200
    Other, net................         8,225           1,646           (311)               --              --            9,560
  Changes in operating assets
    and liabilities:
  (Increase) decrease in:
    Accounts receivable,
      net.....................           (25)        (28,256)           (42)           (5,468)             --          (33,791)
    Inventories, net..........            --           1,475             (2)            1,272              --            2,745
    Prepaid expenses and
      other...................        (2,302)         (3,812)           (20)           (7,159)             --          (13,293)
  Increase (decrease) in:
    Accounts payable..........         4,110          10,900           (250)            2,524              --           17,284
    Accrued interest
      payable.................          (557)             --             --                --              --             (557)
    Accrued expenses and
      other...................        10,803           2,796            162             6,636              --           20,397
    Deferred revenues.........            30          (6,250)           (64)            6,030              --             (254)
    Other non-current
      liabilities.............           (21)          4,539             (8)               30              --            4,540
                                   ---------       ---------        -------         ---------       ---------        ---------
      Net cash provided by
        (used in) operating
        activities............      (173,214)        320,909         (1,151)          (93,998)             --           52,546
                                   ---------       ---------        -------         ---------       ---------        ---------
INVESTING ACTIVITIES:
  Additions to property,
    equipment and other,
    net.......................        (1,189)        (43,895)           (15)          (32,480)             --          (77,579)
  Proceeds from sales of
    businesses and other......            --         164,256           (190)           10,083              --          174,149
  Payments for businesses
    acquired, net of cash
    acquired..................            --         (68,610)            --            (1,488)             --          (70,098)
  Payments for other
    investments...............       (66,664)         (1,935)            --           (12,517)             --          (81,116)
                                   ---------       ---------        -------         ---------       ---------        ---------
      Net cash provided by
        (used in) investing
        activities............       (67,853)         49,816           (205)          (36,402)             --          (54,644)
                                   ---------       ---------        -------         ---------       ---------        ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
  Intercompany activity.......     $ 216,242       $(351,358)       $ 4,924         $ 130,192       $      --        $      --
  Borrowings under credit
    agreements................       641,150              --             --                --              --          641,150
  Repayments of borrowings
    under credit agreements...      (756,150)             51         (5,576)               --              --         (761,675)
  Payments of acquisition
    obligation................        (7,182)        (11,985)            --                --              --          (19,167)
  Proceeds from issuances of
    common stock, net of
    redemptions...............       194,594              --             --                --              --          194,594
  Purchases of common stock
    for the treasury..........          (512)             --             --                --              --             (512)
  Dividends paid to preferred
    stock shareholders........       (53,063)             --             --                --              --          (53,063)
  Deferred financing costs
    paid......................            --            (192)            --                --              --             (192)
  Other.......................             3          (4,011)            --                --              --           (4,008)
                                   ---------       ---------        -------         ---------       ---------        ---------
      Net cash provided by
        (used in) financing
        activities............       235,082        (367,495)          (652)          130,192              --           (2,873)
                                   ---------       ---------        -------         ---------       ---------        ---------
Increase (decrease) in cash
  and cash equivalents........        (5,985)          3,230         (2,008)             (208)             --           (4,971)
Cash and cash equivalents,
  beginning of year...........        11,521          13,765          2,971               404              --           28,661
                                   ---------       ---------        -------         ---------       ---------        ---------
Cash and cash equivalents, end
  of year.....................     $   5,536       $  16,995        $   963         $     196       $      --        $  23,690
                                   =========       =========        =======         =========       =========        =========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
Sales, net....................     $      --      $ 1,704,006       $ 6,341          $ 13,384       $  (7,629)      $ 1,716,102
Operating costs and expenses:
  Cost of goods sold..........            --          393,803         1,999            14,395          (7,629)          402,568
  Marketing and selling.......            --          357,197         1,761             7,349              --           366,307
  Distribution, circulation
    and fulfillment...........            --          239,581           950             5,914              --           246,445
  Editorial...................            --          134,821           673                --              --           135,494
  Other general expenses......            --          179,630         1,012             9,106              --           189,748
  Corporate administrative
    expenses..................        34,216              770            --                --              --            34,986
  Depreciation of property and
    equipment.................         1,515           44,885           116             1,137              --            47,653
  Amortization of intangible
    assets, excess of purchase
    price over net assets
    acquired and other........           473          175,055           605               228              --           176,361
  Provision for severance,
    closures and integration
    costs.....................            --           22,000            --                --              --            22,000
  Provision for the impairment
    of long-lived assets......            --          275,788            --                --              --           275,788
  Gain on the sales of
    businesses and other,
    net.......................            --         (229,402)           --            (6,178)             --          (235,580)
                                   ---------      -----------       -------          --------       ---------       -----------
Operating income (loss).......       (36,204)         109,878          (775)          (18,567)             --            54,332
Other income (expense):
  Interest expense............      (158,055)          (6,495)         (357)               (2)             --          (164,909)
  Amortization of deferred
    financing costs...........          (143)          (3,139)           (2)               (2)             --            (3,286)
  Equity in losses of
    subsidiaries..............      (123,001)              --            --                --         123,001                --
  Intercompany income
    (expense).................       196,019         (196,004)          (15)               --              --                --
  Other, net..................         1,271             (329)         (414)             (278)             --               250
                                   ---------      -----------       -------          --------       ---------       -----------
Loss before income tax
  expense.....................      (120,113)         (96,089)       (1,563)          (18,849)        123,001          (113,613)
Income tax expense............            --           (6,500)           --                --              --            (6,500)
                                   ---------      -----------       -------          --------       ---------       -----------
Net loss......................     $(120,113)     $  (102,589)      $(1,563)         $(18,849)      $ 123,001       $  (120,113)
                                   =========      ===========       =======          ========       =========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                           PRIMEDIA INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                 UNRESTRICTED
                                                                  FOREIGN          INTERNET                      PRIMEDIA INC.
                                                 GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                               PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                              ---------------   ------------   --------------   --------------   ------------   ---------------
ASSETS
Current assets
  Cash and cash
    equivalents.............    $   11,521      $    13,765       $  2,971         $    404      $        --      $   28,661
  Accounts receivable,
    net.....................            67          231,506            965            3,027               --         235,565
  Intercompany
    receivables.............       866,999           96,850          5,283            1,317         (970,449)             --
  Inventories, net..........            --           30,585              8            2,116               --          32,709
  Prepaid expenses and
    other...................         1,576           33,822             95              987               --          36,480
                                ----------      -----------       --------         --------      -----------      ----------
    Total current assets....       880,163          406,528          9,322            7,851         (970,449)        333,415

Property and equipment,
  net.......................         7,603          133,287            216           11,237               --         152,343
Investment in and advances
  to subsidiaries...........     1,287,095               --             --               --       (1,287,095)             --
Other intangible assets,
  net.......................         3,048          612,198          3,009            1,695               --         619,950
Excess of purchase price
  over net assets acquired,
  net.......................       (13,437)       1,216,901          7,380            4,562               --       1,215,406
Deferred income tax asset,
  net.......................       176,200               --             --               --               --         176,200
Other investments...........         5,785              933             --          105,461               --         112,179
Other non-current assets....         2,881          100,740             12            1,426               --         105,059
                                ----------      -----------       --------         --------      -----------      ----------
                                $2,349,338      $ 2,470,587       $ 19,939         $132,232      $(2,257,544)     $2,714,552
                                ==========      ===========       ========         ========      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........    $    3,442      $    97,801       $    497         $    938      $        --      $  102,678
  Intercompany payables.....       150,938          737,129         15,828           66,554         (970,449)             --
  Accrued interest
    payable.................        19,379               --             --               --               --          19,379
  Accrued expenses and
    other...................        56,597          156,951            287            3,902               --         217,737
  Deferred revenues.........            --          167,579            678            3,082               --         171,339
  Current maturities of
    long-term debt..........         7,280           15,460             --               --               --          22,740
                                ----------      -----------       --------         --------      -----------      ----------
    Total current
      liabilities...........       237,636        1,174,920         17,290           74,476         (970,449)        533,873
                                ----------      -----------       --------         --------      -----------      ----------
Long-term debt..............     1,695,715           31,656          5,525               --               --       1,732,896
                                ----------      -----------       --------         --------      -----------      ----------
Intercompany notes
  payable...................            --        2,250,568            697               --       (2,251,265)             --
                                ----------      -----------       --------         --------      -----------      ----------
Other non-current
  liabilities...............            --           29,684            254            1,858               --          31,796
                                ----------      -----------       --------         --------      -----------      ----------
Exchangeable preferred
  stock.....................       559,689               --             --               --               --         559,689
                                ----------      -----------       --------         --------      -----------      ----------
Common stock subject to
  redemption................           536               --             --               --               --             536
                                ----------      -----------       --------         --------      -----------      ----------

Shareholders' equity (defi-
  ciency):
  Common stock..............         1,483               --             --               --               --           1,483
  Additional paid-in
    capital.................       986,649               --             --               --               --         986,649
  Accumulated deficit.......    (1,203,207)      (1,014,505)        (3,945)         (33,084)       1,051,534      (1,203,207)
  Accumulated other compre-
    hensive income (loss)...        87,364           (1,736)           118           88,982          (87,364)         87,364

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                 UNRESTRICTED
                                                                  FOREIGN          INTERNET                      PRIMEDIA INC.
                                                 GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                               PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                              ---------------   ------------   --------------   --------------   ------------   ---------------
  Unearned stock grant com-
    pensation...............    $  (15,250)     $        --       $     --         $     --      $        --      $  (15,250)
  Common stock in treasury,
    at cost.................        (1,277)              --             --               --               --          (1,277)
                                ----------      -----------       --------         --------      -----------      ----------
    Total shareholders'
      equity (deficiency)...      (144,238)      (1,016,241)        (3,827)          55,898          964,170        (144,238)
                                ----------      -----------       --------         --------      -----------      ----------
                                $2,349,338      $ 2,470,587       $ 19,939         $132,232      $(2,257,544)     $2,714,552
                                ==========      ===========       ========         ========      ===========      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................    $  (120,113)    $  (102,589)      $(1,563)         $(18,849)     $   123,001      $  (120,113)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:
    Depreciation and
      amortization............          2,131         223,079           723             1,367               --          227,300
    Gain on the sales of
      businesses and other,
      net.....................             --        (229,402)           --            (6,178)              --         (235,580)
    Provision for the
      impairment of long-lived
      assets..................             --         275,788            --                --               --          275,788
    Accretion of discount on
      acquisition obligation
      and other...............          1,340           4,134            --                --               --            5,474
    Equity in losses of
      subsidiaries............        123,001              --                              --         (123,001)              --
    Intercompany (income)
      expense.................       (196,019)        196,004            15                --               --               --
    Provision for product-line
      closures................             --           8,809            --                --               --            8,809
    Other, net................          1,710            (336)         (398)               --               --              976
  Changes in operating assets
    and liabilities:
  (Increase) decrease in:
    Accounts receivable,
      net.....................            140         (25,395)          (70)              507               --          (24,818)
    Inventories, net..........             --          (2,952)            7            (2,038)              --           (4,983)
    Prepaid expenses and
      other...................         (3,183)         (5,416)           73            (1,152)              --           (9,678)
  Increase (decrease) in:
    Accounts payable..........          3,175          (3,995)          349                 6               --             (465)
    Accrued interest
      payable.................         (1,072)             --            --                --               --           (1,072)
    Accrued expenses and
      other...................         (1,959)         (3,143)          (38)            1,552               --           (3,588)
    Deferred revenues.........             --         (10,301)           77              (635)              --          (10,859)
    Other non-current
      liabilities.............             --              88            12                 7               --              107
                                  -----------     -----------       -------          --------      -----------      -----------
      Net cash provided by
        (used in) operating
        activities............       (190,849)        324,373          (813)          (25,413)              --          107,298
                                  -----------     -----------       -------          --------      -----------      -----------
INVESTING ACTIVITIES:
  Additions to property,
    equipment and other,
    net.......................         (1,163)        (58,559)          (70)           (9,696)              --          (69,488)
  Proceeds from sales of
    businesses and other......             --         406,292            --             7,141               --          413,433
  Payments for businesses
    acquired, net of cash
    acquired..................             --        (142,902)           --            (2,665)              --         (145,567)
  Payments for other
    investments...............             --          (4,630)           --            (7,667)              --          (12,297)
                                  -----------     -----------       -------          --------      -----------      -----------
      Net cash provided by
        (used in) investing
        activities............         (1,163)        200,201           (70)          (12,887)              --          186,081
                                  -----------     -----------       -------          --------      -----------      -----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                   UNRESTRICTED
                                                                    FOREIGN          INTERNET                      PRIMEDIA INC.
                                                   GUARANTOR     NON-GUARANTOR    NON-GUARANTOR                         AND
                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                ---------------   ------------   --------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
    Intercompany activity.....    $   470,212     $ 1,031,485       $ 1,647          $ 38,623      $(1,541,967)     $        --
    Borrowings under credit
      agreements..............        862,500               1           288                --               --          862,789
    Repayments of borrowings
      under credit
      agreements..............     (1,070,500)             --            --                --               --       (1,070,500)
    Payments of acquisition
      obligation..............         (7,931)        (13,235)           --                --               --          (21,166)
    Proceeds from issuances of
      common stock, net of
      redemptions.............          9,234              --            --                --               --            9,234
    Increase (decrease) in
      subsidiary capital
      stock...................             --      (1,541,967)           --                --        1,541,967               --
    Purchases of common stock
      for the treasury........        (10,508)             --            --                --               --          (10,508)
    Dividends paid to
      preferred stock
      shareholders............        (53,062)             --            --                --               --          (53,062)
    Deferred financing costs
      paid....................         (2,023)         (3,672)           (2)               --               --           (5,697)
    Other.....................             16            (359)           --                (3)              --             (346)
                                  -----------     -----------       -------          --------      -----------      -----------
      Net cash provided by
        (used in) financing
        activities............        197,938        (527,747)        1,933            38,620               --         (289,256)
                                  -----------     -----------       -------          --------      -----------      -----------
Increase (decrease) in cash
  and cash equivalents........          5,926          (3,173)        1,050               320               --            4,123
Cash and cash equivalents,
  beginning of period.........          5,595          16,938         1,921                84               --           24,538
                                  -----------     -----------       -------          --------      -----------      -----------
Cash and cash equivalents, end
  of period...................    $    11,521     $    13,765       $ 2,971          $    404      $        --      $    28,661
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
       FORM 8-K.

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules

                                                                PAGE
                                                              --------
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       PRIMEDIA Inc. and Subsidiaries
         For the Year Ended December 31, 2000...............    S-1
         For the Year Ended December 31, 1999...............    S-2
         For the Year Ended December 31, 1998...............    S-3
       Independent Auditors' Report on Schedule.............    S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

(b)--Reports on Form 8-K

    PRIMEDIA Inc. filed its Current Report on Form 8-K on October 30, 2000 including information required by Items 5 and 7. This report, dated October 29, 2000, included the Agreement and Plan of Merger between PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000 and a Joint Press Release, dated October 30, 2000, issued by PRIMEDIA Inc. and About.com, Inc. This Current Report was filed in connection with PRIMEDIA Inc.'s merger with About.com, Inc.

    PRIMEDIA Inc. filed its Current Report on Form 8-K on November 13, 2000 including information required by Items 5 and 7. This report, dated
November 10, 2000, included a revised Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1999, 1998 and 1997, prepared based on its realigned segments. This Current Report was filed in connection with PRIMEDIA Inc.'s realignment of its segments to conform to its new strategic direction, including organization, management and growth initiatives.

(c)--Exhibits

           2.1      --Agreement and Plan of Merger among PRIMEDIA Inc.,
                      Abracadabra Acquisition Corporation and About.com, Inc.
                      dated as of October 29, 2000. (18)

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

           3.9      --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name from
                      PRIMEDIA Intertec Corporation to Intertec Publishing
                      Corporation) (17)

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

           3.119    --By-laws of Maddux Publishing, Inc. (16)

           3.120    --Certificate of Amendment of Articles of Incorporation of
                      Miramar
                      Communications, Inc. (16)

           3.121    --By-laws of Miramar Communications, Inc. (16)

           3.122    --Certificate of Incorporation for TSECRP, Inc. (16)

           3.123    --By-laws of TSECRP, Inc. (16)

           3.124    --Certificate of Incorporation of Calibre Press, Inc. (17)

           3.125    --By-Laws of Calibre Press, Inc. (17)

           3.126    --Certificate of Incorporation of Communication Concepts,
                      Inc. (17)

           3.127    --By-Laws of Communication Concepts, Inc. (17)

           3.128    --Certificate of Incorporation of Game & Fish Merger
                      Subsidiary, Inc. (17)

           3.129    --By-Laws of Game & Fish Merger Subsidiary, Inc. (17)

           3.130    --Certificate of Incorporation of Meridian Education
                      Corporation (17)

           3.131    --By-Laws of Meridian Education Corporation (17)

           3.132    --Second Amended and Restated Certificate of Incorporation
                      of About.com, Inc., as amended by a Certificate of Ownership and Merger and a Certificate of Amendment, filed on May 9, 2000 (20)

           3.133    --Amended and Restated Bylaws of About.com, Inc. (21)

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

          10.2      --Second Amendment and Consent to the $1,500,000,000 Credit
                      Facility with The Chase Manhattan Bank, The Bank of New
                      York, Bankers Trust Company and the Bank of Nova Scotia, as agents, for the Amended and Restated Credit Agreement, dated as of May 24, 1996 and amended and restated as of March 11, 1999. (17)

          10.3      --Second Amendment and Consent to the $1,500,000,000 Credit
                      Facility with The Chase Manhattan Bank, The Bank of New
                      York, Bankers Trust Company and the Bank of Nova Scotia, as agents, for the Amended and Restated Credit Agreement, dated as of May 24, 1996. (17)

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

         +10.15     --Executive Incentive Compensation Plan. (8)

         +10.16     --Pension Plan. (1)

         +10.17     --1995 Restoration Plan. (8)

         +10.18     --Agreement, dated as of December 24, 1996, between K-III
                      Communications Corporation and Jack L. Farnsworth (12)

         +10.19     --Agreement, dated as of November 30, 1999, between PRIMEDIA
                      Inc. and William F. Reilly(17)

         +10.20     --Agreement, dated as of October 27, 1999, between PRIMEDIA
                      Inc. and Thomas S. Rogers and Amendment I dated as of
                      October 27, 1999(17)

         +10.21     --Agreement, dated October 29, 2000, among PRIMEDIA Inc.,
                      About.com, Inc. and Scott Kurnit (18)

         +10.22     --Lock-Up Agreement dated as of October 29, 2000 between
                      PRIMEDIA Inc. and Scott Kurnit. (18)

         +10.23     --PRIMEDIA Inc. 2001 Stock Incentive Plan (19)

         +10.24     --Agreement dated December 2, 2000 between PRIMEDIA Inc. and
                      Larry Rutkowski.(*)

         +10.25     --Agreement dated February 25, 2000 between PRIMEDIA Inc.
                      and David Ferm.(*)

         +10.26     --Agreement dated March 16, 2000 between PRIMEDIA Inc. and
                      John Loughlin.(*)

          21        --Subsidiaries of PRIMEDIA. (18)

          23        --Independent Auditors' Consent(*)

- ------------------------

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

(17) Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-11106.

(18) Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4,
    File No. 333-54540.

(19) Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-8, File
    No. 333-56300.

(20) Incorporated by reference to About.com, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-25525.

(21) Incorporated by reference to Exhibit 3.5 of About.com, Inc.'s Registration Statement on Form S-1, File No. 333-69881.

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

Scott P. Kurnit                                Chief Internet Officer, PRIMEDIA Inc.

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

    The Company's Registrar and Transfer Agent for the Common Stock is the Bank of New York.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 31, 2001.

                                             PRIMEDIA INC.

                                          By         /S/ BEVERLY C. CHELL
                                             ...................................
                                                     (Beverly C. Chell)
                                                VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on March 31, 2001.

                    SIGNATURES                                            TITLE
- ---------------------------------------------------  ------------------------------------------------
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

        /s/ CHARLES G. MCCURDY                       President and Director
 ...................................................
               (Charles G. McCurdy)

          /s/ BEVERLY C. CHELL                       Vice Chairman, Secretary and Director
 ...................................................
                (Beverly C. Chell)

           /s/ SCOTT P. KURNIT                       Chief Internet Officer and Director
 ...................................................
                 (Scott P. Kurnit)

          /s/ MEYER FELDBERG                         Director
 ...................................................
                 (Meyer Feldberg)

                                                     Director
 ...................................................
                  (Perry Golkin)

         /s/ H. JOHN GREENIAUS                       Director
 ...................................................
                (H. John Greeniaus)

                                                     Director
 ...................................................
                 (Henry R. Kravis)

                                                     Director
 ...................................................
                (George R. Roberts)

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

          /s/ ROBERT J. SFORZO                       Senior Vice President and Principal Accounting
 ...................................................    Officer
                (Robert J. Sforzo)

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                       BALANCE AT     CHARGED TO   CHARGED TO                          BALANCE AT
                                      BEGINNING OF    COSTS AND      OTHER                               END OF
DESCRIPTION                              PERIOD        EXPENSES     ACCOUNTS         DEDUCTIONS          PERIOD
- -----------                           ------------    ----------   ----------        ----------        ----------
Accounts receivable
  Allowance for doubtful
    accounts.......................     $ 14,644        $16,311     $  2,416(1)       $(16,080)(2)      $ 17,111
                                                                    $   (180)(3)
  Allowance for sales returns
    and rebates....................     $ 18,102        $23,989     $    (26)(3)      $(28,899)(2)      $ 13,166
Inventory
  Allowance for obsolescence.......     $  1,772        $ 1,518     $    (57)(3)      $    (47)(2)      $  3,186

Accumulated amortization
  Goodwill.........................     $430,156        $34,060     $(14,009)(3)      $ (8,531)(2)      $441,676

  Other intangibles................     $759,443        $80,363     $(62,815)(3)      $(11,767)(2)      $765,224

  Deferred financing costs.........     $  9,840        $ 3,836     $     --          $ (1,220)(2)      $ 12,456

  Deferred wiring and
    installation costs.............     $ 30,078        $13,932     $ (1,955)(3)      $     --          $ 42,055

  Prepublication and programming
    costs..........................     $ 17,386        $11,214     $   (288)(3)      $     --          $ 28,312
  Direct-response advertising
    costs..........................     $ 86,341        $28,049     $   (324)(3)      $(15,872)(2)      $ 98,194

- ------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and returns related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3) Deductions from related valuation account result principally from divestitures.

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT    CHARGED TO              CHARGED TO                      BALANCE AT
                                 BEGINNING OF   COSTS AND                 OTHER                           END OF
DESCRIPTION                         PERIOD       EXPENSES                ACCOUNTS       DEDUCTIONS        PERIOD
- -----------                      ------------   ----------              ----------      ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts...................    $ 15,796      $ 14,440               $   2,177 (1)    $(16,056)(2)    $ 14,644
                                                                        $  (1,713)(3)
  Allowance for sales returns
    and
    rebates....................    $ 21,507      $ 17,445               $     370 (1)    $(17,221)(2)    $ 18,102
                                                                        $  (3,999)(3)
Inventory
  Allowance for obsolescence...    $  3,205      $  2,756               $  (2,766)(3)    $ (1,423)(2)    $  1,772

Accumulated amortization
  Goodwill.....................    $137,094      $331,997               $ (25,580)(3)    $(13,355)(2)    $430,156

  Other intangibles............    $777,760      $112,763               $(128,935)(3)    $ (2,145)(2)    $759,443

  Deferred financing costs.....    $  7,309      $  3,286               $    (674)(3)    $    (81)(2)    $  9,840

  Deferred wiring and
    installation costs.........    $ 24,523      $  7,195               $      --        $ (1,640)(2)    $ 30,078

  Prepublication and
    programming costs..........    $ 11,765      $  7,367               $    (415)(3)    $ (1,331)(2)    $ 17,386

  Direct-response advertising
    costs......................    $ 70,113      $ 35,487               $  (8,118)(3)    $(11,141)(2)    $ 86,341

- ------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and actual returns.

(3) Deductions from related valuation account result principally from divestitures.

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT    CHARGED TO              CHARGED TO                      BALANCE AT
                                 BEGINNING OF   COSTS AND                 OTHER                           END OF
DESCRIPTION                         PERIOD       EXPENSES                ACCOUNTS       DEDUCTIONS        PERIOD
- -----------                      ------------   ----------              ----------      ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts...................    $ 10,521      $ 12,584                 $ 2,629 (1)    $(14,911)(3)    $ 15,796
                                                                          $ 5,314 (2)
                                                                          $  (341)(4)
  Allowance for sales returns
    and
    rebates....................    $ 27,009      $ 22,556                 $ 1,328 (1)    $(28,474)(3)    $ 21,507
                                                                          $  (912)(4)
Inventory
  Allowance for obsolescence...    $  2,482      $    595                 $ 1,621 (1)    $ (1,472)(3)    $  3,205
                                                                          $   (21)(4)
Accumulated amortization
  Goodwill.....................    $ 94,735      $ 42,623                 $   364 (1)    $    (57)(3)    $137,094
                                                                          $  (571)(4)

  Other intangibles............    $641,862      $127,099                 $12,854 (1)    $ (1,721)(3)    $777,760
                                                                          $(2,334)(4)

  Deferred financing costs.....    $  5,093      $  3,046                 $  (215)(4)    $   (615)(3)    $  7,309

  Deferred wiring and
    installation costs.........    $ 18,718      $  7,033                 $    --        $ (1,228)(3)    $ 24,523

  Prepublication and
    programming costs..........    $  6,843      $  5,759                 $    --        $   (837)(3)    $ 11,765

  Direct-response advertising
    costs......................    $ 53,840      $ 33,354                 $  (235)(4)    $(16,846)(3)    $ 70,113

- ------------------------
Notes:

(1) Increases in related valuation account result from acquisitions.

(2) Increases in related valuation account result from the recovery of amounts previously written off.

(3) Deductions from related valuation account result from write-offs and actual returns.

(4) Deductions from related valuation account result principally from divestitures.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related statements of consolidated operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 1, 2001 (except as to Note 3, the date of which is February 28, 2001); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 1, 2001
(February 28, 2001 as to Note 3)