Form 10-Q
period 2001-03-31
PRIMEDIA INC
filed 2001-05-15
CIK 884382

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        For Quarter Ended: March 31, 2001


                         Commission file number: 1-11106


                                  PRIMEDIA Inc.
                                  -------------
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

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2001: 216,049,658

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at April 30, 2001 was approximately $603 million.

                                   PRIMEDIA Inc.

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           (Unaudited) as of March 31, 2001 and
                           December 31, 2000                                                    2

                           Condensed Statements of Consolidated
                           Operations (Unaudited) for the three months
                           ended March 31, 2001 and 2000                                         3

                           Condensed Statements of Consolidated
                           Cash Flows (Unaudited) for the three months
                           ended March 31, 2001 and 2000                                         4

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                                                  5-24

         ITEM 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         25-30

         ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk            31


PART II.   OTHER INFORMATION:

         ITEM 6.           Reports on Form 8-K                                                   32

         Signatures                                                                              33


                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                     March 31,                    December 31,
                                                                                       2001                            2000
                                                                              ----------------------          ---------------------
                                                                                 (dollars in thousands, except per share amounts)
ASSETS
Current assets:
      Cash and cash equivalents                                               $              12,135           $             23,690
      Accounts receivable, net                                                              275,984                        265,946
      Inventories, net                                                                       32,196                         28,681
      Net assets held for sale                                                               26,077                          5,000
      Prepaid expenses and other                                                             77,707                         43,630
                                                                              ----------------------          ---------------------
          Total current assets                                                              424,099                        366,947

Property and equipment, net                                                                 193,787                        175,560
Other intangible assets, net                                                                551,000                        506,156
Excess of purchase price over net assets acquired, net                                    1,600,717                      1,141,436
Deferred income tax asset, net                                                              135,000                        135,000
Other investments                                                                           169,066                        265,468
Other non-current assets                                                                     90,913                         86,912
                                                                              ----------------------          ---------------------
                                                                              $           3,164,582           $          2,677,479
                                                                              ======================          =====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable                                                        $             113,396           $            120,786
      Accrued interest payable                                                               25,543                         18,822
      Accrued expenses and other                                                            223,587                        222,773
      Deferred revenues                                                                     217,752                        235,548
      Current maturities of long-term debt                                                  114,900                        115,465
                                                                              ----------------------          ---------------------
          Total current liabilities                                                         695,178                        713,394
                                                                              ----------------------          ---------------------
Long-term debt                                                                            1,529,976                      1,503,188
                                                                              ----------------------          ---------------------
Deferred revenues                                                                            66,992                        112,296
                                                                              ----------------------          ---------------------
Other non-current liabilities                                                                24,850                         23,303
                                                                              ----------------------          ---------------------
Exchangeable preferred stock                                                                561,732                        561,324
                                                                              ----------------------          ---------------------

Shareholders' equity (deficiency):
      Common stock ($.01 par value, 223,361,579 shares and
         167,798,702 shares issued at March 31, 2001 and December
         31, 2000, respectively)                                                              2,224                          1,678
      Additional paid-in capital                                                          2,127,197                      1,366,950
      Accumulated deficit                                                                (1,702,170)                    (1,603,096)
      Accumulated other comprehensive loss                                                  (10,265)                        (1,558)
      Unearned compensation                                                                 (56,267)                             -
      Common stock in treasury, at cost (7,467,693 shares and 0 shares
          at March 31, 2001 and December 31, 2000, respectively)                            (74,865)                             -
                                                                              ----------------------          ---------------------
          Total shareholders' equity (deficiency)                                           285,854                       (236,026)
                                                                              ----------------------          ---------------------

                                                                              $           3,164,582           $          2,677,479
                                                                              ======================          =====================


     See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      2001                               2000
                                                                          ------------------------           ----------------------
                                                                              (dollars in thousands, except per share amounts)
Sales, net                                                                $               427,006            $             404,450

Operating costs and expenses:
      Cost of goods sold                                                                  101,600                           95,851
      Marketing and selling                                                               112,625                           91,834
      Distribution, circulation and fulfillment                                            71,000                           64,522
      Editorial                                                                            38,691                           34,603
      Other general expenses                                                               58,312                           53,385
      Corporate administrative expenses (excluding $2,560 and $14,792
          of non-cash compensation in 2001 and 2000, respectively)                          8,215                            8,112
      Depreciation of property and equipment                                               14,816                           11,288
      Amortization of intangible assets, excess of purchase
          price over net assets acquired and other                                         42,174                           34,384
      Non-cash compensation                                                                 2,560                           14,792
      Provision for severance, closures and integration costs                               6,487                            6,319
      Gain on sales of businesses and other, net                                             (527)                         (10,992)
                                                                          ------------------------           ----------------------

Operating income (loss)                                                                   (28,947)                             352
Other expense:
      Provision for the impairment of securities                                           (3,248)                               -
      Interest expense                                                                    (33,161)                         (38,356)
      Amortization of deferred financing costs                                             (1,013)                            (939)
      Other, net                                                                          (19,439)                            (488)
                                                                          ------------------------           ----------------------
Net loss                                                                                  (85,808)                         (39,431)

Preferred stock dividends and related accretion                                           (13,674)                         (13,266)
                                                                          ------------------------           ----------------------
Loss applicable to common shareholders                                    $               (99,482)           $             (52,697)
                                                                          ========================           ======================

Basic and diluted loss applicable to common shareholders per
      common share                                                        $                 (0.54)           $               (0.35)
                                                                          ========================           ======================

Basic and diluted common shares outstanding                                           183,027,919                      149,257,038
                                                                          ========================           ======================


     See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                               2001                       2000
                                                                                      --------------------       ------------------
                                                                                                  (dollars in thousands)
OPERATING ACTIVITIES:
     Net loss                                                                         $           (85,808)       $         (39,431)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                             58,003                   46,611
         Accretion of discount on acquisition obligation
            and other                                                                                  66                      938
         Non-cash revenue related to assets-for-equity transactions                               (28,445)                     (33)
         Provision for the impairment of securities                                                 3,248                        -
         Non-cash compensation                                                                      2,560                   14,792
         Gain on sales of businesses and other, net                                                  (527)                 (10,992)
         Other, net                                                                                17,844                      (63)
     Changes in operating assets and liabilities:
         Increase in:
          Accounts receivable, net                                                                 (5,071)                  (9,564)
          Inventories, net                                                                         (3,315)                  (2,467)
          Prepaid expenses and other                                                              (34,844)                 (14,611)
         Increase (decrease) in:
          Accounts payable                                                                        (11,173)                 (19,703)
          Accrued interest payable                                                                  6,721                    4,236
          Accrued expenses and other                                                              (29,630)                 (21,486)
          Deferred revenues                                                                         7,054                    6,176
          Other non-current liabilities                                                             1,487                     (350)
                                                                                      --------------------       ------------------

            Net cash used in operating activities                                                (101,830)                 (45,947)
                                                                                      --------------------       ------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                                              (14,311)                 (16,573)
     Proceeds from sales of businesses and other, net                                                 610                   14,284
     (Payments) for businesses acquired, net of cash acquired                                      93,672                   (3,917)
     Payments for other investments                                                                (4,625)                 (11,544)
                                                                                      --------------------       ------------------

            Net cash provided by (used in) investing activities                                    75,346                  (17,750)
                                                                                      --------------------       ------------------

FINANCING ACTIVITIES:
     Borrowings under credit agreements                                                           251,800                  206,276
     Repayments of borrowings under credit agreements                                            (224,300)                (113,289)
     Proceeds from issuances of common stock, net of redemptions                                    1,825                    4,715
     Taxes paid associated with stock option exercises                                                  -                  (16,891)
     Dividends paid to preferred stock shareholders                                               (13,266)                 (13,266)
     Deferred financing costs paid                                                                      -                     (174)
     Other                                                                                         (1,130)                    (645)
                                                                                      --------------------       ------------------

            Net cash provided by financing activities                                              14,929                   66,726
                                                                                      --------------------       ------------------

Increase (decrease) in cash and cash equivalents                                                  (11,555)                   3,029
Cash and cash equivalents, beginning of period                                                     23,690                   28,661
                                                                                      --------------------       ------------------
Cash and cash equivalents, end of period                                              $            12,135        $          31,690
                                                                                      ====================       ==================

Supplemental information:
     Cash interest paid                                                               $            28,356        $          32,524
                                                                                      ====================       ==================
     Businesses acquired:
          Fair value of assets acquired                                               $           759,281        $           4,353
          Less: Liabilities assumed                                                                42,911                      436
          Less: Stock and stock option consideration for About.com, Inc. acquisition              700,549                        -
          Less: Cash acquired in connection with the About.com, Inc. acquisition                  109,493                        -
                                                                                      --------------------       ------------------
         (Payments) for businesses acquired, net of cash acquired                     $            93,672         $         (3,917)
                                                                                      ====================       ==================
     Non-cash activities:
         Stock option exercise transactions                                           $                 -        $          17,498
                                                                                      ====================       ==================
         Exchange of the Company's common shares and stock options for all
              outstanding shares and stock options of About.com, Inc.                 $           700,549        $               -
                                                                                      ====================       ==================
         Conversion of the Company's investment in About.com, Inc. common shares held prior to the merger date into the Company's treasury
              stock                                                                   $            74,865        $               -
                                                                                      ====================       ==================
         Compensatory common shares and stock options issued in connection
              with About.com, Inc. acquisition                                        $            58,827        $               -
                                                                                      ====================       ==================
         Advertising-for-equity transactions                                          $               400        $          10,152
                                                                                      ====================       ==================


     See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA Inc.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company". In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2000, which is included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The operating results for the three-month period ended March 31 is not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation as of and for the three-month period ended March 31, 2001.

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. For the three months ended March 31, 2001, revenue and expense from barter transactions were approximately $10,000. There was no revenue and expense from barter transactions recorded during the three months ended March 31, 2000.

2. ACQUISITIONS

On February 28, 2001, the Company completed its merger with About.com, Inc. ("About"). About is a platform comprised of a network of more than 700 highly targeted topic-specific websites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related websites. This merger creates an integrated traditional and new media company, providing a vast array of marketing solutions to advertisers and niche content to users.

Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company or 2.3409 Company shares for each About share. This transaction is being accounted for under the purchase method of accounting. The preliminary purchase cost allocations for the About acquisition is subject to adjustment and will be finalized once additional information concerning asset and liability valuations is obtained. An independent appraisal will be completed and will be used to allocate the purchase price to identifiable intangibles. The final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at March 31, 2001; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company. The excess of purchase price over net assets acquired related to the About merger will be amortized over an estimated useful life of three years. The Company believes that a three-year life is responsive to the rapid rate of change in the Internet industry and is consistent with other recent mergers of a comparable nature. The Company has determined that the value of its shares of common stock issued is $11.81 per share, based on the weighted-average market values for the two days prior and two days succeeding the acquisition announcement date. The fair value of the vested and unvested options issued was determined using a Black Scholes pricing model. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:


Total number of shares of PRIMEDIA common stock
  issued to consummate the merger                                               44,951,034

Fair value per share of PRIMEDIA common stock                                  $     11.81
                                                                               -----------
Value of shares of PRIMEDIA common stock issued                                $   530,872

Fair value of replacement options issued                                           102,404

Less: Unearned compensation relating to unvested options                            (7,592)

Cost of About shares acquired prior to the merger converted to
  treasury stock                                                                    74,865

Direct merger costs                                                                 11,934
                                                                               -----------
Total purchase price                                                               712,483

Less: Fair value of net tangible assets of About                                   229,978
                                                                               -----------
Excess of purchase price over net assets acquired                              $   482,505
                                                                               -----------


In addition, in connection with the acquisition, the Company issued shares of restricted stock and below-market stock options to two key executives of About which resulted in unearned compensation of $51,235 at the merger completion date. These shares and options vest over four years and will result in non-cash compensation expense as earned over the vesting period (see Note 7).

The Company's consolidated results of operations includes results of operations of About from the merger date. The results of About are included in the Company's consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the merger with About had occurred as of January 1, 2000. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the merger occurred as of January 1, 2000, nor is it necessarily indicative of future results.


                                                                              Three Months Ended March 31,
                                                                        ------------------------------------------
                                                                               2001                   2000
                                                                        -------------------    -------------------
                                                                             (dollars in thousands, except
                                                                                   per share amounts)
Sales, net                                                               $          409,291    $           423,740

Loss applicable to common shareholders                                   $         (188,808)   $          (110,589)

Basic and diluted loss applicable to common shareholders
   per common share                                                      $            (0.88)   $             (0.58)

Weighted average shares used in basic and diluted loss
   applicable to common shareholders per common share                           213,858,143            191,553,931


3.       INVENTORIES, NET

Inventories consist of the following:


                                                                    March 31,                December 31,
                                                                      2001                       2000
                                                                ------------------         ------------------
Finished goods                                                  $           9,179           $         10,556
Work in process                                                               149                         78
Raw materials                                                              24,731                     21,233
                                                                -----------------         ------------------
                                                                           34,059                     31,867
Less: Allowance for obsolescence                                            1,863                      3,186
                                                                -----------------         ------------------
                                                                $          32,196           $         28,681
                                                                =================         ==================


4.  OTHER INVESTMENTS

Other investments consist of the following:


                                                                    March 31,                December 31,
                                                                      2001                       2000
                                                                ------------------         ------------------
Cost method investments                                         $          81,702          $         161,433
Equity method investments                                                  62,057                     73,703
Available-for-sale securities                                               8,474                     19,708
Advances and other                                                         16,833                     10,624
                                                                -----------------         ------------------
                                                                $         169,066          $         265,468
                                                                =================         ==================


Available-for-sale securities consist of the following:


                                                                      Unrealized          Unrealized              Market
                                                      Cost               Gains              Losses                 Value
                                                 ---------------     --------------    ------------------      --------------
At March 31, 2001                                $     13,391        $     742         $       5,659            $    8,474
                                                 ===============     ==============    ==================      ==============

At December 31, 2000                             $     19,015        $     693         $          -             $   19,708
                                                 ===============     ==============    ==================      ==============


In the first quarter of 2000, the Company sold two investments in marketable securities for total proceeds of $11,279 and realized a gain of $10,689, which is included in gain on sales of businesses and other, net on the accompanying condensed statement of consolidated operations. The Company recorded an unrealized loss of $987 and $64,706 for the three months ended March 31, 2001 and 2000, respectively, related to investments in marketable securities. In addition, for the three months ended March 31, 2001, the Company recorded an unrealized loss of $4,672 related to its investment in CMGI, Inc. and an unrealized gain of $742 related to its investment in Liberty Digital. These unrealized gains and losses are recorded as a component of other comprehensive income (loss) ("OCI") within shareholders' equity (deficiency) (see Note 9).

ASSETS-FOR-EQUITY TRANSACTIONS

During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled approximately $119,000 (approximately $62,000 representing cost method investments and approximately $57,000 representing equity method investments) and $213,000 (approximately $140,000 representing cost method investments and approximately $73,000 representing equity method investments) at March 31, 2001 and December 31, 2000, respectively. Including advances to the Investees, approximately $41,200 and $38,600 of the investment as of March 31, 2001 and December 31, 2000, respectively, was in cash. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. During the three months ended March 31, 2001 and 2000, the Company recorded revenue from these agreements approximating $28,500 and $33, respectively. The 2001 revenue amount primarily represents revenue from the Company's transactions with About for the first two months of 2001 as well as revenue from the Company's equity method Investees. At March 31, 2001 and December 31, 2000, respectively, approximately $75,000 and $146,000 relating to these agreements is included as deferred revenues on the accompanying condensed consolidated balance sheets.

These transactions are recorded at the fair value of the equity securities received. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with the securities of publicly traded companies in similar lines of business, comparing the nature of security, price, and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received. As required by EITF No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods and Services," the fair value of the equity securities received is determined as of the earlier of the date a performance commitment is reached or the vesting date.

The Company continually evaluates all of its investments for potential impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. During the three months ended March 31, 2001, the Company recorded a provision for impairment of its investments in certain Investees of $3,248 as the decline in value of the investments was deemed to be other than temporary.

During the three months ended March 31, 2001 and 2000, respectively, the Company recorded approximately $18,100 and $0 of equity method losses from Investees, which is included in other, net on the accompanying condensed statements of consolidated operations and consolidated cash flows, and during the three months ended March 31, 2001 and 2000, respectively, the Company recognized approximately $2,900 and $0 of revenue related to the equity method Investees.

INVESTMENTS IN ABOUT

In 2000, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, in exchange for an aggregate of 2,873,595 shares of common stock of About. In addition, prior to the merger, the Company had purchased 316,500 shares of About on the open market for approximately $7,800. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional sales on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, resulting in the elimination of About investment and deferred revenue balances with all future activity to be eliminated in consolidation. At December 31, 2000, the Company's investment in About approximated $74,000.

5. LONG-TERM DEBT

Long-term debt consists of the following:


                                                                    March 31,                December 31,
                                                                      2001                       2000
                                                                ------------------         -----------------
Borrowings under credit facilities                              $         957,500          $        930,000
10 1/4% Senior Notes due 2004                                             100,000                   100,000
  8 1/2% Senior Notes due 2006                                            299,257                   299,226
  7 5/8% Senior Notes due 2008                                            248,911                   248,879
                                                                ------------------         -----------------
                                                                        1,605,668                 1,578,105
Obligation under capital leases                                            30,514                    31,478
Acquisition obligation payable                                              8,694                     9,070
                                                                ------------------         -----------------
                                                                        1,644,876                 1,618,653
Less: Current maturities of long-term debt                                114,900                   115,465
                                                                ------------------         -----------------
                                                                $       1,529,976          $      1,503,188
                                                                ==================         =================


As of March 31, 2001, the Company had unused bank commitments of approximately $300,000.

6. EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:


                                                                       March 31,               December 31,
                                                                         2001                      2000
                                                                   ------------------        -----------------
$10.00 Series D Exchangeable Preferred Stock                        $        196,270         $        196,133
$9.20 Series F Exchangeable Preferred Stock                                  121,466                  121,361
$8.625 Series H Exchangeable Preferred Stock                                 243,996                  243,830
                                                                   ------------------        -----------------
                                                                    $        561,732         $        561,324
                                                                   ==================        =================


$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2001 and December 31, 2000. The liquidation and redemption value at March 31, 2001 and December 31, 2000 was $200,000.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2001 and December 31, 2000. The liquidation and redemption value at March 31, 2001 and December 31, 2000 was $125,000.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2001 and December 31, 2000. The liquidation and redemption value at March 31, 2001 and December 31, 2000 was $250,000.

7. NON-CASH COMPENSATION

During the three months ended March 31, 2001, the Company recorded $2,560 of non-cash compensation charges relating primarily to the retention of certain key executives. These non-cash compensation charges consist of a $2,224 charge related to certain restricted stock and option grants to key executives of About and a $336 charge related to the intrinsic value of unvested "in-the-money" options issued in connection with the About merger.

During the three months ended March 31, 2000, the Company recorded $14,792 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consist of a $2,354 charge related to 1,380,711 shares of common stock granted to a senior executive in 1999 and a $12,438 charge related to the extension of the expiration period of 1,000,000 options previously granted to a senior executive, for an additional 10 year period beyond the original expiration date.

8. PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

During 2000 and 2001, the Company implemented plans to integrate the Company and consolidate many back office functions. The Company expects that these plans will result in future savings. All integration charges were expensed as incurred. A summary of the status of these plans as of March 31, 2001 is presented below.

2001 PLAN

With the acquisition of About coupled with other cost initiatives, during the first quarter of 2001, the Company announced the details of plans that would continue to implement and expand upon the initiatives enacted during 2000. Details of the initiatives implemented in the three months ended March 31, 2001 are presented in the following table:


                                                For the Three Months Ended and as of March 31, 2001
                                   -------------------------------------------------------------------------------
                                                                                                      Ending
                                          Provision                      Payments                    Liability
                                   ---------------------------    ------------------------    --------------------
Severance and closures:
  Employee-related
     termination costs            $                2,348         $                  208      $             2,140
  Termination of
     contracts                                       558                            290                      268
  Termination of leases
     related to office
     closures                                        128                             99                       29
                                   ---------------------------    ------------------------    --------------------
                                                   3,034                            597                    2,437
                                   ---------------------------    ------------------------    --------------------

Integration:
  Consulting services                              2,595                          2,214                      381
  Relocation, recruiting
     and other employee  costs                       523                            406                      117
  Other                                              335                            ---                      335
                                   ---------------------------    ------------------------    --------------------
                                                   3,453                          2,620                      833
                                   ---------------------------    ------------------------    --------------------

Total severance, closures and
     integration costs             $               6,487          $               3,217       $            3,270
                                   ===========================    ========================    ====================


A significant portion of the remaining costs are expected to be paid during the remainder of 2001 with the balance to be paid in 2002. The Company is currently developing additional initiatives aimed largely at the consolidation of certain functions and the further integration of the Company, and accordingly expects to record additional severance, closures and integration charges during 2001.

2000 Plan

During 2000, the Company announced the implementation of a plan to integrate the Company and consolidate many back office functions. Details of the 2001 payments related to the initiatives implemented during 2000 are presented in the following table:


                                                                    Payments during the
                                                                       Three Months
                                        Liability as of                    Ended                Liability as of
                                       December 31, 2000              March 31, 2001             March 31, 2001
                                   ---------------------------    ------------------------    ---------------------
Severance and closures:
  Employee-related
     termination costs             $               7,063          $               2,166       $             4,897
  Termination of
     contracts                                     1,519                             22                     1,497
  Termination of leases
     related to office closures                    1,531                             72                     1,459
  Other                                               96                              9                        87
                                   ---------------------------    ------------------------    ---------------------
                                                  10,209                          2,269                     7,940
                                   ---------------------------    ------------------------    ---------------------

Integration:
  Consulting services                                498                            498                        --
  Relocation, recruiting
     and other employee costs                        462                             94                       368
                                   ---------------------------    ------------------------    ---------------------
                                                     960                            592                       368
                                   ---------------------------    ------------------------    ---------------------

Total severance, closures and
     integration costs             $              11,169          $               2,861       $             8,308
                                   ===========================    ========================    =====================


The majority of the remaining costs incurred in connection with the 2000 plan are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

During the three months ended March 31, 2000, the Company recorded $6,319 of integration costs relating to a management reorganization. These integration costs consisted of $2,814 for consultants related to sourcing and integration initiatives, $2,102 related to severance costs and $1,403 related to recruiting for senior executives.

As a result of the 2000 and 2001 plans already put in place, the Company will close and consolidate in excess of fifteen office locations and will terminate approximately 490 individuals. All individuals who will be terminated under these plans have been notified. As of March 31, 2001, approximately 365 of those individuals have been terminated.

During the first quarter of 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines, as part of a program to return the Company's focus to accreditation-oriented vocational networks and associated products. In relation to these discontinuances, the Company recorded a $22,000 charge including $9,000 related to transponder and office site leases and $8,810 related to the recoverability of the related excess of purchase price over net assets acquired and certain other assets. During the fourth quarter of 2000, the Company reversed $3,302 of the original $22,000 charge as the liabilities ultimately settled at amounts less than originally recorded. Through March 31, 2001, $9,704 of the cash payments have been made. The remaining $184 is expected to be paid during the remainder of 2001.

The liabilities representing the provision for severance, closures and integration costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

9. COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2001 and 2000 is presented in the following table:


                                                                               Three Months Ended
                                                                          March 31,          March 31,
                                                                            2001               2000
                                                                        --------------     --------------
Net loss                                                                $      (85,808)    $      (39,431)
Other comprehensive loss:
   Unrealized loss on available-for-sale securities                             (5,610)           (64,706)
   SFAS No.133 derivative adjustments                                           (2,566)                  -
   Foreign currency translation adjustments                                       (531)               (55)
                                                                        --------------     --------------
Total comprehensive loss                                                $      (94,515)    $     (104,192)
                                                                        ==============     ==============


10. LOSS PER COMMON SHARE

Loss per share for the three-month periods ended March 31, 2001 and 2000 has been determined based on net loss after preferred stock dividends and related accretion, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

SFAS No.133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value regardless of the purpose or intent for holding them. If a derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the hedged item are recognized in earnings. If a derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in OCI and are recognized in the condensed statements of consolidated operations when the hedged item affects earnings. SFAS No.133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

Effective January 1, 2001, the Company recorded approximately $27 as a cumulative transition adjustment to earnings, which is included in other, net on the condensed statement of consolidated operations, relating to derivatives not designated as hedges prior to the adoption of SFAS No.133, and approximately $1,250 in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS No.133.

INTEREST RATE SWAP CONTRACTS

The Company uses derivative financial instruments, principally interest rate swap contracts, to manage the risks associated with interest rate fluctuations on its floating rate borrowings. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable interest rates. Under the terms of its interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon early termination of the contracts are deferred and amortized over the shorter of the remaining life of the hedged existing debt obligation or the original life of the interest rate swap contract. Interest rate swap contracts are entered into with major financial institutions in order to minimize credit risk. Prior to entering into any interest rate swap contracts, the Company considers, among other things, swap terms including the reference rate, payment and maturity dates and the notional amount in determining if the interest rate swap contract will be effective at modifying an existing debt obligation.

The Company's interest rate swap contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments. Accordingly, the interest rate swap contracts are reflected at fair value on the Company's condensed consolidated balance sheet and the related gains and losses on these contracts are deferred in shareholders' equity (deficiency) as a component of OCI. These gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in operations. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

At March 31, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest (average rate of 6.30%) and receive variable-rates of interest (average rate of 6.40%) on $200,000 of notional amounts of indebtedness, which resulted in approximately 46% of the Company's total debt being subject to variable interest rates. For the three-months ended March 31, 2001, the Company's interest rate swap contracts were considered to be highly effective and accordingly, the change in fair value of these contracts of $1,316 was deferred and recognized as a component of OCI. As a result of the fact that the Company's interest rate swap contracts are expected to be highly effective in the future, the Company does not expect to reclassify any material amounts from OCI to earnings during the next twelve-month period. The only transaction that would result in such a reclassification would be the cancellation and subsequent unwinding of the interest rate swap contracts.

NON-HEDGING DERIVATIVES

During 2000, in connection with certain of the Company's strategic investments in Investees, the Company received options and/or warrants representing the Company's right to acquire additional equity interests in certain Investees in exchange for cash, additional advertising space or other services. In accordance with SFAS No. 133, those options/warrants which permit "net settlement" qualify as derivatives. Accordingly, those option/warrant agreements which qualify as derivatives are reflected at fair value on the Company's condensed consolidated balance sheet as of March 31, 2001 and the changes in fair value of these derivatives are recognized in earnings. For the three-months ended March 31, 2001, the change in fair value of the non-hedging derivatives was $71 and is included on the condensed statement of consolidated operations as other, net.

12. NET ASSETS HELD FOR SALE

During the three months ended March 31, 2001, the Company decided to divest certain businesses as well as discontinue certain titles including certain titles of the youth entertainment group. The net assets held for sale, including QWIZ, Inc., are recorded at their carrying value on the accompanying condensed consolidated balance sheets.

13. BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. The Company's non-core businesses ("Non-Core Businesses") include QWIZ, Inc., Pictorial, Inc., certain business directories, certain titles of the youth entertainment group and certain other businesses to be divested. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker views these businesses separately when evaluating and making decisions regarding ongoing operations. Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) and charges ("EBITDA"). Other (income) charges include non-cash compensation, provision for severance, closures and integration costs and gain on sales of businesses and other, net.


                                                        Three Months Ended
                                                             March 31,
                                                     2001                  2000
                                               -----------------     -----------------
SALES, NET:
Consumer                                       $      298,301        $      272,195
Business-to-business                                  124,520               118,807
Eliminations                                             (744)                    -
Other:
       Non-Core Businesses                              4,929                13,448
                                               -----------------     -----------------
Total                                           $     427,006        $      404,450
                                               =================     =================

EBITDA (1):
Consumer                                       $       30,676        $       44,070
Business-to-business (2)                               17,627                16,020
Other:
       Corporate                                       (8,230)               (8,112)
       Non-Core Businesses                             (3,510)                4,165
                                               -----------------     -----------------
Total                                           $      36,563        $       56,143
                                               =================     =================


The following is a reconciliation of EBITDA to operating income (loss):


                                                           Three Months Ended
                                                               March 31,
                                                      2001                   2000
                                                 ----------------       ---------------
Total EBITDA (1)                                 $     36,563           $    56,143
Depreciation of property and equipment                (14,816)              (11,288)
Amortization of intangible assets, excess
   of purchase price over net assets
   acquired and other                                 (42,174)              (34,384)
Non-cash compensation                                  (2,560)              (14,792)
Provision for severance, closures and
   integration costs                                   (6,487)               (6,319)
Gain on sales of businesses and other, net                527                10,992
                                                 ----------------        ---------------
Operating income (loss)                          $    (28,947)           $      352
                                                 ================        ===============


(1) EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow provided by (used in) operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2) Includes the reversal of a $4,000 sales tax accrual that was no longer required.

14. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, c) the foreign non-guarantor subsidiaries, d) the unrestricted Internet non-guarantor subsidiaries, e) elimination entries and
f) the Company on a consolidated basis.

The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in connection with the condensed consolidated financial statements of the Company.

                       PRIMEDIA INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                (UNAUDITED)

                 For the Three Months Ended March 31, 2001
                           (dollars in thousands)



                                                                                                                    Foreign
                                                                                               Guarantor         Non-Guarantor
                                                                       Primedia Inc.         Subsidiaries        Subsidiaries
                                                                  -----------------------------------------------------------------

Sales, net                                                        $                   - $            415,633 $             1,164
Operating costs and expenses:
       Cost of goods sold                                                             -               95,825                 375
       Marketing and selling                                                          -               95,875                 465
       Distribution, circulation and fulfillment                                      -               69,936                 253
       Editorial                                                                      -               36,114                  75
       Other general expenses                                                         -               45,478                  95
       Corporate administrative expenses (excluding
          non-cash compensation)                                                  7,964                    -                   -
       Depreciation of property and equipment                                       300                9,456                  20
       Amortization of intangible assets, excess of purchase
           price over net assets acquired and other                                  96               28,244                  50
       Non-cash compensation                                                      2,560                    -                   -
       Provision for severance, closures and integration costs                    2,239                3,520                   -
       Gain on sales of businesses and other, net                                     -                 (527)                  -
                                                                  -----------------------------------------------------------------

Operating income (loss)                                                         (13,159)              31,712                (169)
Other income (expense):
       Provision for the impairment of securities                                (3,248)                   -                    -
       Interest expense                                                         (32,661)                (500)                  -
       Amortization of deferred financing costs                                       -               (1,013)                  -
       Equity in losses of subsidiaries                                         (72,473)                   -                   -
       Intercompany management fees and interest                                 54,071              (54,071)                  -
       Other, net                                                               (18,338)              (1,100)                (36)
                                                                  -----------------------------------------------------------------

Net loss                                                           $            (85,808) $           (24,972) $             (205)
                                                                  =================================================================


                                                                  Unrestricted
                                                                    Internet                               Primedia Inc.
                                                                  Non-Guarantor                                 and
                                                                  Subsidiaries         Eliminations        Subsidiaries
                                                               ------------------------------------------------------------
Sales, net                                                         $      26,413  $         (16,204)  $           427,006
Operating costs and expenses:
       Cost of goods sold                                                 21,589            (16,189)              101,600
       Marketing and selling                                              16,285                  -               112,625
       Distribution, circulation and fulfillment                             811                  -                71,000
       Editorial                                                           2,502                  -                38,691
       Other general expenses                                             12,739                  -                58,312
       Corporate administrative expenses (excluding
          non-cash compensation)                                             266                (15)                8,215
       Depreciation of property and equipment                              5,040                  -                14,816
       Amortization of intangible assets, excess of purchase
           price over net assets acquired and other                       13,784                  -                42,174
       Non-cash compensation                                                   -                  -                 2,560
       Provision for severance, closures and integration costs               728                  -                 6,487
       Gain on sales of businesses and other, net                              -                  -                  (527)
                                                               ------------------------------------------------------------

Operating income (loss)                                                  (47,331)                 -               (28,947)
Other income (expense):
       Provision for the impairment of securities                              -                  -                (3,248)
       Interest expense                                                        -                  -               (33,161)
       Amortization of deferred financing costs                                -                  -                (1,013)
       Equity in losses of subsidiaries                                        -             72,473                     -
       Intercompany management fees and interest                               -                  -                     -
       Other, net                                                             35                  -               (19,439)
                                                               ------------------------------------------------------------

Net loss                                                        $        (47,296) $          72,473   $           (85,808)
                                                               ============================================================


                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2001
                             (dollars in thousands)
                                  Unrestricted


                                                                                                             Foreign
                                                                                      Guarantor           Non-Guarantor
                                                                 Primedia Inc.       Subsidiaries          Subsidiaries
                                                            ---------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                             $                 2 $            9,375 $                   999
      Accounts receivable, net                                              471            260,837                     859
      Intercompany receivables                                        1,263,408            491,324                   4,792
      Inventories, net                                                        -             31,787                       6
      Net assets held for sale                                                -             26,077                       -
      Prepaid expenses and other                                         11,621             53,749                      62
                                                            ---------------------------------------------------------------
          Total current assets                                        1,275,502            873,149                   6,718

Property and equipment, net                                               6,583            124,434                      98
Investment in and advances to subsidiaries                            1,685,474                  -                       -
Other intangible assets, net                                              2,166            485,074                     655
Excess of purchase price over net assets acquired, net                  (12,978)         1,137,168                   3,259
Deferred income tax asset, net                                          135,000                  -                       -
Other investments                                                       144,971              1,251                       -
Other non-current assets                                                  1,279             83,786                       4
                                                            ---------------------------------------------------------------
                                                            $         3,237,997 $        2,704,862 $                10,734
                                                            ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable                                      $             6,038 $          101,800 $                   198
      Intercompany payables                                             642,704            986,448                  21,101
      Accrued interest payable                                           25,543                  -                       -
      Accrued expenses and other                                         57,341            122,197                     292
      Deferred revenues                                                  49,351            188,924                     549
      Current maturities of long-term debt                              105,760              9,135                       -
                                                            ---------------------------------------------------------------
          Total current liabilities                                     886,737          1,408,504                  22,140
                                                            ---------------------------------------------------------------

Long-term debt                                                        1,503,673             26,301                       -
                                                            ---------------------------------------------------------------
Intercompany notes payable                                                    -          2,246,665                       -
                                                            ---------------------------------------------------------------
Deferred revenues                                                             -             66,992                       -
                                                            ---------------------------------------------------------------
Other non-current liabilities                                                 1             23,653                     234
                                                            ---------------------------------------------------------------
Exchangeable preferred stock                                            561,732                  -                       -
                                                            ---------------------------------------------------------------

Shareholders' equity (deficiency):
      Common stock                                                        2,224                  -                       -
      Additional paid-in capital                                      2,127,197                  -                       -
      Accumulated deficit                                            (1,702,170)        (1,065,250)                (11,175)
      Accumulated other comprehensive loss                              (10,265)            (2,003)                   (465)
      Unearned compensation                                             (56,267)                 -                       -
      Common stock in treasury, at cost                                 (74,865)                 -                       -
                                                            ---------------------------------------------------------------
          Total shareholders' equity (deficiency)                       285,854         (1,067,253)                (11,640)
                                                            ---------------------------------------------------------------

                                                            $         3,237,997 $        2,704,862 $                10,734
                                                            ===============================================================


                                                                 Internet                                Primedia Inc.
                                                              Non-Guarantor                                   and
                                                               Subsidiaries         Eliminations          Subsidiaries
                                                        -----------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                         $               1,759 $                  - $              12,135
      Accounts receivable, net                                         13,817                    -               275,984
      Intercompany receivables                                        124,929           (1,884,453)                    -
      Inventories, net                                                    403                    -                32,196
      Net assets held for sale                                              -                    -                26,077
      Prepaid expenses and other                                       12,275                    -                77,707
                                                        -----------------------------------------------------------------
          Total current assets                                        153,183           (1,884,453)              424,099

Property and equipment, net                                            62,672                    -               193,787
Investment in and advances to subsidiaries                                  -           (1,685,474)                    -
Other intangible assets, net                                           63,105                    -               551,000
Excess of purchase price over net assets acquired, net                473,268                    -             1,600,717
Deferred income tax asset, net                                              -                    -               135,000
Other investments                                                      22,844                    -               169,066
Other non-current assets                                                5,844                    -                90,913
                                                        -----------------------------------------------------------------
                                                        $             780,916 $         (3,569,927)$           3,164,582
                                                        =================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable                                  $               5,360 $                  - $             113,396
      Intercompany payables                                           234,200           (1,884,453)                    -
      Accrued interest payable                                              -                    -                25,543
      Accrued expenses and other                                       43,757                    -               223,587
      Deferred revenues                                               (21,072)                   -               217,752
      Current maturities of long-term debt                                  5                    -               114,900
                                                        -----------------------------------------------------------------
          Total current liabilities                                   262,250           (1,884,453)              695,178
                                                        -----------------------------------------------------------------

Long-term debt                                                              2                    -             1,529,976
                                                        -----------------------------------------------------------------
Intercompany notes payable                                            700,549           (2,947,214)                    -
                                                        -----------------------------------------------------------------
Deferred revenues                                                           -                    -                66,992
                                                        -----------------------------------------------------------------
Other non-current liabilities                                             962                    -                24,850
                                                        -----------------------------------------------------------------
Exchangeable preferred stock                                                -                    -               561,732
                                                        -----------------------------------------------------------------

Shareholders' equity (deficiency):
      Common stock                                                          -                    -                 2,224
      Additional paid-in capital                                            -                    -             2,127,197
      Accumulated deficit                                            (182,097)           1,258,522            (1,702,170)
      Accumulated other comprehensive loss                               (750)               3,218               (10,265)
      Unearned compensation                                                 -                    -               (56,267)
      Common stock in treasury, at cost                                     -                    -               (74,865)
                                                        -----------------------------------------------------------------
          Total shareholders' equity (deficiency)                    (182,847)           1,261,740               285,854
                                                        -----------------------------------------------------------------

                                                        $             780,916 $         (3,569,927)$           3,164,582
                                                        =================================================================


                    PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             (UNAUDITED)

              For the Three Months Ended March 31, 2001
                        (dollars in thousands)



                                                                                                                    Foreign
                                                                                                Guarantor        Non-Guarantor
                                                                            Primedia Inc.      Subsidiaries       Subsidiaries
                                                                       ----------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                          $           (85,808)$         (24,972)$              (205)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                                  396            38,713                  70
        Accretion of discount on acquisition obligation
         and other                                                                     120               (54)                  -
        Non-cash revenue related to assets-for-equity transactions                       -           (24,302)                  -
        Provision for the impairment of securities                                   3,248                 -                   -
        Non-cash compensation                                                        2,560                 -                   -
        Gain on sales of businesses and other, net                                       -              (527)                  -
        Equity in losses of subsidiaries                                            72,473                 -                   -
        Intercompany (income) expense                                              (54,071)           54,071                   -
        Other, net                                                                  18,088              (172)                (73)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable, net                                                      (401)           (4,113)               (142)
        Inventories, net                                                                 -            (3,760)                  4
        Prepaid expenses and other                                                 (14,270)          (24,317)                 46
     Increase (decrease) in:
        Accounts payable                                                            (1,515)           (7,582)                 (7)
        Accrued interest payable                                                     6,721                 -                   -
        Accrued expenses and other                                                  (5,409)          (20,956)                 21
        Deferred revenues                                                               (3)            8,429                 (40)
        Other non-current liabilities                                                    1             1,479                 (12)
                                                                       ----------------------------------------------------------

         Net cash used in operating activities                                     (57,870)           (8,063)               (338)
                                                                       ----------------------------------------------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                                  (324)           (7,881)                (10)
     Proceeds from sales of businesses and other, net                                    -               610                   -
     (Payments) for businesses acquired, net of cash acquired                            -           (15,824)                  -
     Payments for other investments                                                 (4,238)             (387)                  -
                                                                       ----------------------------------------------------------

         Net cash provided by (used in) investing activities                        (4,562)          (23,482)                (10)
                                                                       ----------------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                                          40,925            24,923                 384
     Borrowings under credit agreements                                            251,800                 -                   -
     Repayments of borrowings under credit agreements                             (224,300)                -                   -
     Proceeds from issuances of common stock, net of redemptions                     1,825                 -                   -
     Dividends paid to preferred stock shareholders                                (13,266)                -                   -
     Deferred financing costs paid                                                       -                 -                   -
     Other                                                                             (86)             (998)                  -
                                                                       ----------------------------------------------------------

         Net cash provided by (used in) financing activities                        56,898            23,925                 384
                                                                       ----------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                    (5,534)           (7,620)                 36
Cash and cash equivalents, beginning of period                                       5,536            16,995                 963
                                                                       ----------------------------------------------------------
Cash and cash equivalents, end of period                               $                 2 $           9,375 $               999
                                                                       ==========================================================


                                                                        Unrestricted
                                                                          Internet                               Primedia Inc.
                                                                        Non-Guarantor                                 and
                                                                        Subsidiaries        Eliminations         Subsidiaries
                                                                   ---------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                      $            (47,296)$          72,473 $               (85,808)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                            18,824                 -                  58,003
        Accretion of discount on acquisition obligation
         and other                                                                    -                 -                      66
        Non-cash revenue related to assets-for-equity transactions               (4,143)                -                 (28,445)
        Provision for the impairment of securities                                    -                 -                   3,248
        Non-cash compensation                                                         -                 -                   2,560
        Gain on sales of businesses and other, net                                    -                 -                    (527)
        Equity in losses of subsidiaries                                              -           (72,473)                      -
        Intercompany (income) expense                                                 -                 -                       -
        Other, net                                                                    1                 -                  17,844
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable, net                                                   (415)                -                  (5,071)
        Inventories, net                                                            441                 -                  (3,315)
        Prepaid expenses and other                                                3,697                 -                 (34,844)
     Increase (decrease) in:
        Accounts payable                                                         (2,069)                -                 (11,173)
        Accrued interest payable                                                      -                 -                   6,721
        Accrued expenses and other                                               (3,286)                -                 (29,630)
        Deferred revenues                                                        (1,332)                -                   7,054
        Other non-current liabilities                                                19                 -                   1,487
                                                                   ---------------------------------------------------------------

         Net cash used in operating activities                                  (35,559)                -                (101,830)
                                                                   ---------------------------------------------------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                             (6,096)                -                 (14,311)
     Proceeds from sales of businesses and other, net                                 -                 -                     610
     (Payments) for businesses acquired, net of cash acquired                   109,496                 -                  93,672
     Payments for other investments                                                   -                 -                  (4,625)
                                                                   ---------------------------------------------------------------

         Net cash provided by (used in) investing activities                    103,400                 -                  75,346
                                                                   ---------------------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                                      (66,232)                -                       -
     Borrowings under credit agreements                                               -                 -                 251,800
     Repayments of borrowings under credit agreements                                 -                 -                (224,300)
     Proceeds from issuances of common stock, net of redemptions                      -                 -                   1,825
     Dividends paid to preferred stock shareholders                                   -                 -                 (13,266)
     Deferred financing costs paid                                                    -                 -                       -
     Other                                                                          (46)                -                  (1,130)
                                                                   ---------------------------------------------------------------

         Net cash provided by (used in) financing activities                    (66,278)                -                  14,929
                                                                   ---------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  1,563                 -                 (11,555)
Cash and cash equivalents, beginning of period                                      196                 -                  23,690
                                                                   ---------------------------------------------------------------
Cash and cash equivalents, end of period                           $              1,759 $               - $                12,135
                                                                   ===============================================================


14.    FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)


                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 2000
                             (dollars in thousands)



                                                                                                                   Foreign
                                                                                              Guarantor         Non-Guarantor
                                                                      Primedia Inc.         Subsidiaries         Subsidiaries
                                                                 ---------------------------------------------------------------
Sales, net                                                       $                  - $             398,050 $             1,522
Operating costs and expenses:
       Cost of goods sold                                                           -                92,575                 548
       Marketing and selling                                                        -                83,475                 478
       Distribution, circulation and fulfillment                                    -                61,639                 157
       Editorial                                                                    -                34,151                 108
       Other general expenses                                                       -                47,290                 243
       Corporate administrative expenses (excluding
       non-cash compensation)                                                   7,936                     -                   -
       Depreciation of property and equipment                                     450                 9,964                  25
       Amortization of intangible assets, excess of purchase
           price over net assets acquired and other                               127                33,936                 188
       Non-cash compensation                                                   14,792                     -                   -
       Provision for severance, closures and integration costs                  6,319                     -                   -
       Gain on sales of businesses and other, net                                   -                  (303)                  -
                                                                 ---------------------------------------------------------------

Operating income (loss)                                                       (29,624)               35,323                (225)
Other income (expense):
       Interest expense                                                       (36,836)               (1,427)                (93)
       Amortization of deferred financing costs                                     -                  (938)                  -
       Equity in losses of subsidiaries                                       (47,837)                    -                   -
       Intercompany management fees and interest                               74,683               (74,683)                  -
       Other, net                                                                 183                  (425)                (93)
                                                                 ---------------------------------------------------------------

Net loss                                                         $            (39,431)$             (42,150)$              (411)
                                                                 ===============================================================


                                                                    Unrestricted
                                                                      Internet                               Primedia Inc.
                                                                    Non-Guarantor                                 and
                                                                    Subsidiaries         Eliminations         Subsidiaries
                                                              ----------------------------------------------------------------
Sales, net                                                    $               8,818 $           (3,940)$              404,450
Operating costs and expenses:
       Cost of goods sold                                                     6,668             (3,940)                95,851
       Marketing and selling                                                  7,881                  -                 91,834
       Distribution, circulation and fulfillment                              2,726                  -                 64,522
       Editorial                                                                344                  -                 34,603
       Other general expenses                                                 5,852                  -                 53,385
       Corporate administrative expenses (excluding
       non-cash compensation)                                                   176                  -                  8,112
       Depreciation of property and equipment                                   849                  -                 11,288
       Amortization of intangible assets, excess of purchase
           price over net assets acquired and other                             133                  -                 34,384
       Non-cash compensation                                                      -                  -                 14,792
       Provision for severance, closures and integration costs                    -                  -                  6,319
       Gain on sales of businesses and other, net                           (10,689)                 -                (10,992)
                                                              ----------------------------------------------------------------

Operating income (loss)                                                      (5,122)                 -                    352
Other income (expense):
       Interest expense                                                           -                  -                (38,356)
       Amortization of deferred financing costs                                  (1)                 -                   (939)
       Equity in losses of subsidiaries                                           -             47,837                      -
       Intercompany management fees and interest                                  -                  -                      -
       Other, net                                                              (153)                 -                   (488)
                                                              ----------------------------------------------------------------

Net loss                                                      $              (5,276)$           47,837 $              (39,431)
                                                              ================================================================


              PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATING BALANCE SHEET


                     December 31, 2000
                  (dollars in thousands)



                                                                                                             Foreign
                                                                                      Guarantor           Non-Guarantor
                                                                 Primedia Inc.       Subsidiaries          Subsidiaries
                                                            ----------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                             $             5,536 $           16,995 $                   963
      Accounts receivable, net                                               70            257,075                     717
      Intercompany receivables                                          774,165            324,678                       -
      Inventories, net                                                        -             27,827                      10
      Net assets held for sale                                                -              5,000                       -
      Prepaid expenses and other                                          2,253             31,913                     107
                                                            ----------------------------------------------------------------
          Total current assets                                          782,024            663,488                   1,797

Property and equipment, net                                               6,554            128,016                     108
Investment in and advances to subsidiaries                              950,319                  -                       -
Other intangible assets, net                                              2,353            501,861                     708
Excess of purchase price over net assets acquired, net                  (13,070)         1,146,701                   3,468
Deferred income tax asset, net                                          135,000                  -                       -
Other investments                                                       248,236                914                       -
Other non-current assets                                                  1,857             84,910                       5
                                                            ----------------------------------------------------------------
                                                            $         2,113,273 $        2,525,890 $                 6,086
                                                            ================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
      Accounts payable                                      $             7,552 $          109,650 $                   205
      Intercompany payables                                                   -            899,208                  16,163
      Accrued interest payable                                           18,822                  -                       -
      Accrued expenses and other                                         67,734            144,270                     271
      Deferred revenues                                                  26,164            190,914                     589
      Current maturities of long-term debt                              105,744              9,706                       -
                                                            ----------------------------------------------------------------
          Total current liabilities                                     226,016          1,353,748                  17,228
                                                            ----------------------------------------------------------------

Long-term debt                                                        1,476,128             27,051                       -
                                                            ----------------------------------------------------------------
Intercompany notes payable                                                    -          2,138,619                       -
                                                            ----------------------------------------------------------------
Deferred revenues                                                        85,831             26,465                       -
                                                            ----------------------------------------------------------------
Other non-current liabilities                                                 -             22,114                     246
                                                            ----------------------------------------------------------------
Exchangeable preferred stock                                            561,324                  -                       -
                                                            ----------------------------------------------------------------

Shareholders' deficiency:
      Common stock                                                        1,678                  -                       -
      Additional paid-in capital                                      1,366,950                  -                       -
      Accumulated deficit                                            (1,603,096)        (1,040,278)                (10,970)
      Accumulated other comprehensive loss                               (1,558)            (1,829)                   (418)
      Unearned compensation                                                   -                  -                       -
      Common stock in treasury, at cost                                       -                  -                       -
                                                            ----------------------------------------------------------------
          Total shareholders' deficiency                               (236,026)        (1,042,107)                (11,388)
                                                            ----------------------------------------------------------------

                                                            $         2,113,273 $        2,525,890 $                 6,086
                                                            ================================================================


                                                              Unrestricted
                                                                Internet                                Primedia Inc.
                                                             Non-Guarantor                                   and
                                                              Subsidiaries         Eliminations          Subsidiaries
                                                        ----------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                         $                196 $                  - $              23,690
      Accounts receivable, net                                         8,084                    -               265,946
      Intercompany receivables                                        17,690           (1,116,533)                    -
      Inventories, net                                                   844                    -                28,681
      Net assets held for sale                                             -                    -                 5,000
      Prepaid expenses and other                                       9,357                    -                43,630
                                                        ----------------------------------------------------------------
          Total current assets                                        36,171           (1,116,533)              366,947

Property and equipment, net                                           40,882                    -               175,560
Investment in and advances to subsidiaries                                 -             (950,319)                    -
Other intangible assets, net                                           1,234                    -               506,156
Excess of purchase price over net assets acquired, net                 4,337                    -             1,141,436
Deferred income tax asset, net                                             -                    -               135,000
Other investments                                                     16,318                    -               265,468
Other non-current assets                                                 140                    -                86,912
                                                        ----------------------------------------------------------------
                                                        $             99,082 $         (2,066,852)$           2,677,479
                                                        ================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
      Accounts payable                                  $              3,379 $                  - $             120,786
      Intercompany payables                                          201,162           (1,116,533)                    -
      Accrued interest payable                                             -                    -                18,822
      Accrued expenses and other                                      10,498                    -               222,773
      Deferred revenues                                               17,881                    -               235,548
      Current maturities of long-term debt                                15                    -               115,465
                                                        ----------------------------------------------------------------
          Total current liabilities                                  232,935           (1,116,533)              713,394
                                                        ----------------------------------------------------------------

Long-term debt                                                             9                    -             1,503,188
                                                        ----------------------------------------------------------------
Intercompany notes payable                                                 -           (2,138,619)                    -
                                                        ----------------------------------------------------------------
Deferred revenues                                                          -                    -               112,296
                                                        ----------------------------------------------------------------
Other non-current liabilities                                            943                    -                23,303
                                                        ----------------------------------------------------------------
Exchangeable preferred stock                                               -                    -               561,324
                                                        ----------------------------------------------------------------

Shareholders' deficiency:
      Common stock                                                         -                    -                 1,678
      Additional paid-in capital                                           -                    -             1,366,950
      Accumulated deficit                                           (134,801)           1,186,049            (1,603,096)
      Accumulated other comprehensive loss                                (4)               2,251                (1,558)
      Unearned compensation                                                -                    -                     -
      Common stock in treasury, at cost                                    -                    -                     -
                                                        ----------------------------------------------------------------
          Total shareholders' deficiency                            (134,805)           1,188,300              (236,026)
                                                        ----------------------------------------------------------------

                                                        $             99,082 $         (2,066,852)$           2,677,479
                                                        ================================================================


                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 2000
                             (dollars in thousands)



                                                                                                         Foreign
                                                                                        Guarantor     Non-Guarantor
                                                                      Primedia Inc.    Subsidiaries    Subsidiaries
                                                                   --------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                      $        (39,431)$      (42,150)$            (411)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                           577         44,838               213
        Accretion of discount on acquisition obligation
          and other                                                             157            781                 -
        Non-cash revenue related to assets-for-equity transactions                -            (33)                -
        Non-cash compensation                                                14,792              -                 -
        Gain on sales of businesses and other, net                                -           (303)                -
        Equity in losses of subsidiaries                                     47,837              -                 -
        Intercompany (income) expense                                       (74,683)        74,683                 -
        Other, net                                                                -            (77)               14
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable, net                                               (595)        (7,458)              (85)
        Inventories, net                                                          -         (2,468)                2
        Prepaid expenses and other                                              (63)       (10,159)              (15)
     Increase (decrease) in:
        Accounts payable                                                     (2,891)       (16,762)             (115)
        Accrued interest payable                                              4,236              -                 -
        Accrued expenses and other                                            1,876        (22,147)               16
        Deferred revenues                                                         -          5,119                 -
        Other non-current liabilities                                            (1)          (353)               (1)
                                                                   --------------------------------------------------

          Net cash provided by (used in) operating activities               (48,189)        23,511              (382)
                                                                   --------------------------------------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                           (159)        (9,395)                -
     Proceeds from sales of businesses and other, net                             -          3,000                 -
     Payments for businesses acquired, net of cash acquired                       -         (3,728)                -
     Payments for other investments                                          (6,725)            71                 -
                                                                   --------------------------------------------------

        Net cash used in investing activities                                (6,884)       (10,052)                -
                                                                   --------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                                   (7,065)       (15,619)              578
     Borrowings under credit agreements                                     206,000              -               276
     Repayments of borrowings under credit agreements                      (113,000)             -              (289)
     Proceeds from issuances of common stock, net of redemptions              4,715              -                 -
     Taxes paid associated with stock option exercises                      (16,891)             -                 -
     Dividends paid to preferred stock shareholders                         (13,266)             -                 -
     Deferred financing costs paid                                                -           (174)                -
     Other                                                                      (53)          (592)                -
                                                                   --------------------------------------------------

        Net cash provided by (used in) financing activities                  60,440        (16,385)              565
                                                                   --------------------------------------------------

Increase (decrease) in cash and cash equivalents                              5,367         (2,926)              183
Cash and cash equivalents, beginning of period                               11,521         13,765             2,971
                                                                   --------------------------------------------------
Cash and cash equivalents, end of period                           $         16,888 $       10,839 $           3,154
                                                                   ==================================================


                                                                       Unrestricted
                                                                         Internet                         Primedia Inc.
                                                                       Non-Guarantor                           and
                                                                       Subsidiaries      Eliminations      Subsidiaries
                                                                   -------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                      $           (5,276)$        47,837 $           (39,431)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                             983               -              46,611
        Accretion of discount on acquisition obligation
          and other                                                                 -               -                 938
        Non-cash revenue related to assets-for-equity transactions                  -               -                 (33)
        Non-cash compensation                                                       -               -              14,792
        Gain on sales of businesses and other, net                            (10,689)              -             (10,992)
        Equity in losses of subsidiaries                                            -         (47,837)                  -
        Intercompany (income) expense                                               -               -                   -
        Other, net                                                                  -               -                 (63)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable, net                                               (1,426)              -              (9,564)
        Inventories, net                                                           (1)              -              (2,467)
        Prepaid expenses and other                                             (4,374)              -             (14,611)
     Increase (decrease) in:
        Accounts payable                                                           65               -             (19,703)
        Accrued interest payable                                                    -               -               4,236
        Accrued expenses and other                                             (1,231)              -             (21,486)
        Deferred revenues                                                       1,057               -               6,176
        Other non-current liabilities                                               5               -                (350)
                                                                   -------------------------------------------------------

          Net cash provided by (used in) operating activities                 (20,887)              -             (45,947)
                                                                   -------------------------------------------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                           (7,019)              -             (16,573)
     Proceeds from sales of businesses and other, net                          11,284               -              14,284
     Payments for businesses acquired, net of cash acquired                      (189)              -              (3,917)
     Payments for other investments                                            (4,890)              -             (11,544)
                                                                   -------------------------------------------------------

        Net cash used in investing activities                                    (814)              -             (17,750)
                                                                   -------------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                                     22,106               -                   -
     Borrowings under credit agreements                                             -               -             206,276
     Repayments of borrowings under credit agreements                               -               -            (113,289)
     Proceeds from issuances of common stock, net of redemptions                    -               -               4,715
     Taxes paid associated with stock option exercises                              -               -             (16,891)
     Dividends paid to preferred stock shareholders                                 -               -             (13,266)
     Deferred financing costs paid                                                  -               -                (174)
     Other                                                                          -               -                (645)
                                                                   -------------------------------------------------------

        Net cash provided by (used in) financing activities                    22,106               -              66,726
                                                                   -------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  405               -               3,029
Cash and cash equivalents, beginning of period                                    404               -              28,661
                                                                   -------------------------------------------------------
Cash and cash equivalents, end of period                           $              809 $             - $            31,690
                                                                   =======================================================


15. SUBSEQUENT EVENTS

In April 2001, the Company completed the sale of QWIZ, Inc. for gross consideration of approximately $10,000, $7,000 of which was received in cash with the remainder received in the form of preferred equity securities.

On May 8, 2001, the Company completed a private offering of $500,000 principal amount of 8.875% Senior Notes due 2011. The net proceeds of this offering will be used to repay outstanding indebtedness under the Company's revolving loan and term loan facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

The following discussion and analysis of the Company's unaudited financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company's two segments are consumer and business-to-business The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The consumer segment includes PRIMEDIA Magazines Inc., PRIMEDIA Enthusiast Group, Channel One Communications Corporation, About.com, Inc. ("About"), Films for the Humanities & Sciences, Inc., and Haas Publishing Companies, Inc. The business-to-business segment includes Intertec Publishing Corporation, Bacon's Information, Inc., PRIMEDIA Workplace Learning, Inc., Industryclick Corporation, Kagan World Media, Inc. and affiliated companies and certain product lines of PRIMEDIA Information Inc.

Management believes a meaningful comparison of the results of operations for the three months ended March 31, 2001 and 2000 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses include Pictorial, Inc. (divested in June 2000), QWIZ, Inc. (divested in April 2001), certain business directories (divested in October 2000) and certain other businesses and titles (including certain titles of the youth entertainment group) which are discontinued or will be divested.

EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow provided by (used in) operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

                         Primedia Inc. and Subsidiaries
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  2001                  2000
                                                                          ------------------    -------------------
Sales, Net:
      Continuing Businesses:
           Consumer                                                       $         298,301      $         272,195
           Business-to-business                                                     124,520                118,807
           Eliminations                                                                (744)                     -
                                                                          ------------------    -------------------
               Subtotal                                                             422,077                391,002
      Non-Core Businesses                                                             4,929                 13,448
                                                                          ------------------    -------------------
               Total                                                      $         427,006      $         404,450
                                                                          ==================    ===================


EBITDA:
      Continuing Businesses:
           Consumer                                                       $          30,676      $          44,070
           Business-to-business                                                      17,627                 16,020
           Corporate                                                                 (8,230)                (8,112)
                                                                          ------------------    -------------------
               Subtotal                                                              40,073                 51,978
      Non-Core Businesses                                                            (3,510)                 4,165
                                                                          ------------------    -------------------
               Total                                                      $          36,563      $          56,143
                                                                          ==================    ===================


Operating Income (Loss):
      Continuing Businesses:
           Consumer                                                       $         (10,591)     $          18,537
           Business-to-business                                                      (1,013)                  (393)
           Corporate                                                                (13,426)               (19,110)
                                                                          ------------------    -------------------
               Subtotal                                                             (25,030)                  (966)
      Non-Core Businesses                                                            (3,917)                 1,318
                                                                          ------------------    -------------------
               Total                                                                (28,947)                   352

Other Expense:
      Provision for the impairment of securities                                     (3,248)                     -
      Interest expense                                                              (33,161)               (38,356)
      Amortization of deferred
           financing costs                                                           (1,013)                  (939)
      Other, net                                                                    (19,439)                  (488)
                                                                          ------------------    -------------------
Net Loss                                                                  $         (85,808)     $         (39,431)
                                                                          ==================    ===================


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 7.9% to $422,077 in 2001 from $391,002 in 2000 due to growth in both segments. Total sales, including Non-Core Businesses, increased 5.6% to $427,006 in the first quarter of 2001 from $404,450 in the 2000 period.

Since the first quarter of 2000, the Company has entered various assets-for-equity transactions, some of which also included cash consideration. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $28,500 and $33 during the three months ended March 31, 2001 and 2000, respectively, and will be substantially reduced in future quarters.

EBITDA from Continuing Businesses decreased 22.9% to $40,073 in 2001 from $51,978 in 2000 primarily due to higher investment in new media development. Total EBITDA, including Non-Core Businesses, decreased 34.9% to $36,563 in 2001 from $56,143 in 2000. New media losses for the first quarter of 2001 were essentially flat with new media losses for the fourth quarter of 2000.

Operating loss from Continuing Businesses increased to $(25,030) in 2001 compared to $(966) in 2000. This increase in operating loss was primarily attributable to the decrease in EBITDA as well as an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition. Total operating income (loss), including Non-Core Businesses, decreased to $(28,947) in 2001 compared to $352 in 2000.

Interest expense decreased by 13.5% in the first quarter of 2001 compared to 2000. This decrease is the result of the Company's use of proceeds from the sales of businesses, the Liberty Media investment in April 2000, and cash acquired in connection with the About merger to repay borrowings under its bank credit facilities.

CONSUMER:

Sales from Continuing Businesses increased 9.6% to $298,301 in the first quarter of 2001 from $272,195 in 2000 due primarily to growth at the Company's apartment guides and apartmentguide.com, growth in advertising at the enthusiast magazines and related websites, growth in advertising revenues at Channel One, and the About acquisition whose results are included in the consumer segment for the month of March 2001. These increases were partially offset by reduced newsstand sales at the soap opera and youth entertainment group titles and one less issue of SEVENTEEN magazine in the first quarter of 2001 as compared to 2000 due to changes in the production schedule. New media sales from Continuing Businesses increased 354.4% to $19,251 in 2001 from $4,237 in 2000 due to the About acquisition, growth at apartmentguide.com and growth in advertising at the enthusiast magazine related websites. Revenue recognized in connection with assets-for-equity transactions was approximately $23,700 and $33 during the three months ended March 31, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 30.4% to $30,676 in 2001 from $44,070 in 2000. The EBITDA margin for Continuing Businesses decreased to 10.3% in 2001 from 16.2% in 2000. The decrease is primarily attributable to increased Internet spending, one less issue of SEVENTEEN magazine in the first quarter of 2001 as compared to 2000 due to changes in the production schedule and reduced newsstand sales at the soap opera and youth entertainment group titles. These decreases were offset by strength at the Company's apartment guides and Channel One. New media losses for the first quarter of 2001 were essentially flat with new media losses for the fourth quarter of 2000. In addition, single copy sales levels related to the soap opera titles for the first quarter of 2001 were consistent with sales levels for the fourth quarter of 2000.

Operating income (loss) from Continuing Businesses, decreased to $(10,591) in 2001 from $18,537 in 2000. The decrease in operating income was primarily attributable to the decrease in EBITDA as well as an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition.

BUSINESS-TO-BUSINESS:

Sales from Continuing Businesses increased 4.8% to $124,520 in the first quarter of 2001 from $118,807 in 2000 primarily due to higher new media sales at Industryclick, sales growth at PRIMEDIA Workplace Learning and an acquisition. New media sales from Continuing Businesses increased 40.4% to $5,668 in 2001 from $4,038 in 2000. Revenue recognized in connection with assets-for-equity transactions was approximately $4,800 and $0 during the three months ended March 31, 2001 and 2000, respectively.

EBITDA from Continuing Businesses increased 10.0% to $17,627 in 2001 from $16,020 in 2000. The EBITDA margin increased to 14.2% in 2001 from 13.5% in 2000 primarily due to the reversal of a $4,000 sales tax accrual that was no longer required.

Operating loss from Continuing Businesses increased to $(1,013) in 2001 from $(393) in 2000. The increase in operating loss is primarily attributable to the provision for severance, closures and integration costs recorded in 2001, which was partially offset by the increase in EBITDA as well as a decrease in amortization expense related to excess of purchase price over net assets acquired and other intangible assets as a result of certain divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital, including net assets held for sale and current portion of long-term debt, was $(271,079) at March 31, 2001 as compared to $(346,447) at December 31, 2000. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of certain deferred revenues as a current liability as well as the expensing of most advertising, editorial and product development costs as incurred. Consolidated working capital increased at March 31, 2001 due to increases in net assets held for sale as well as other working capital changes.

Net cash used in operating activities during the three months ended March 31, 2001, after interest payments of $28,356 in 2001 and $32,524 in 2000, was $101,830, as compared to $45,947 during the same 2000 period, due primarily to increased new media losses, as well as other working capital changes. Net additions to property, equipment and other were $14,311 during the three months ended March 31, 2001 compared to $16,573 during the 2000 period due to higher levels of spending last year relating to new office space and capitalized internal use software expenditures. Net cash provided by (used in) investing activities during the three months ended March 31, 2001 increased to $75,346 compared to $(17,750) in the same 2000 period primarily due to cash acquired from the About acquisition. Net cash provided by financing activities during the three months ended March 31, 2001 was $14,929, compared to $66,726 in the same 2000 period. Net borrowings were lower in 2001 primarily due to cash acquired from the About acquisition.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the next two to three years.

PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

During 2000 and 2001, the Company implemented plans to integrate the Company and consolidate many back office functions. All integration costs were expensed as incurred. A summary of the status of these plans as of March 31, 2001 is presented below.

2001 PLAN

With the acquisition of About coupled with other cost initiatives, during the first quarter of 2001, the Company announced the details of a plan that would continue to implement and expand upon the initiatives enacted during 2000. During 2001, the Company recognized approximately $6,500 of severance, closures and integration costs and paid approximately $3,200 of these costs. These severance, closures and integration costs include charges relating to employee termination and other employee costs, contract and lease terminations, consulting, office relocation and recruiting.

A significant portion of the remaining costs are expected to be paid during the remainder of 2001 with the balance to be paid in 2002. The Company is currently developing additional initiatives aimed largely at the consolidation of certain functions and the further integration of the Company, and accordingly expects to record additional severance, closures and integration costs during 2001.

2000 PLAN

During 2000, the Company announced the implementation of a plan to integrate the Company and consolidate many back office functions. During 2001, the Company made payments approximating $2,900 relating to the balance outstanding as of December 31, 2000 in connection with the 2000 plan.

The majority of the remaining costs, which approximates $8,300, are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

As a result of the 2000 and 2001 plans already put in place, the Company will close and consolidate in excess of fifteen office locations and will terminate approximately 490 individuals. All individuals who will be terminated under these plans have been notified. As of March 31, 2001, approximately 365 of those individuals have been terminated.

Management anticipates that these plans will result in significant savings during the remainder of 2001 and beyond.

RECENT DEVELOPMENTS

In April 2001, the Company completed the sale of QWIZ, Inc. for gross consideration of approximately $10,000, $7,000 of which was received in cash with the remainder received in the form of preferred equity securities.

On May 8, 2001, the Company completed a private offering of $500,000 principal amount of 8.875% Senior Notes due 2011. The net proceeds of this offering will be used to repay outstanding indebtedness under the Company's revolving loan and term loan facilities.

IMPACT OF INFLATION

The impact of inflation was immaterial during 2000 and through the first three months of 2001. The Company's paper expense decreased approximately 2% during the first three months of 2001. In the first three months of 2001, paper costs represented approximately 7% of the Company's total operating costs and expenses. Postage for product distribution and direct mail solicitations is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three-months of 2001, there were no significant changes related to the Company's market risk exposure.

Item 6.  REPORTS ON FORM 8-K

On March 1, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K to announce the completion of the merger between PRIMEDIA Inc. and About.com, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRIMEDIA Inc.
                                       (Registrant)



    Date:   May 15, 2001               /s/  Thomas S. Rogers
           ------------------------   ----------------------------------------
                                               (Signature)
                                      Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


    Date:   May 15, 2001               /s/  Lawrence R. Rutkowski
           ------------------------   ----------------------------------------
                                               (Signature)
                                      Executive Vice President and Chief
                                             Financial Officer
                                          (Principal Financial Officer)