Form 10-Q
period 2001-06-30
PRIMEDIA INC
filed 2001-08-14
CIK 884382

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2001

                         Commission file number: 1-11106

                                  PRIMEDIA INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3647573
      -------------------------------               -----------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

                      745 Fifth Avenue, New York, New York
                      ------------------------------------
                    (Address of principal executive offices)

                                      10151
                                      -----
                                   (Zip Code)

Registrant's telephone number, including area code (212) 745-0100
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes |X|  No |_|

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2001: 217,564,802

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at July 31, 2001 was approximately $471.6 million.

                                  PRIMEDIA Inc.

                                      INDEX


                                                                                PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                   Condensed Consolidated Balance Sheets
                   (Unaudited) as of June 30, 2001 and
                   December 31, 2000                                            2

                   Condensed Statements of Consolidated
                   Operations (Unaudited) for the six months
                   ended June 30, 2001 and 2000                                 3

                   Condensed Statements of Consolidated
                   Operations (Unaudited) for the three months
                   ended June 30, 2001 and 2000                                 4

                   Condensed Statements of Consolidated
                   Cash Flows (Unaudited) for the six months
                   ended June 30, 2001 and 2000                                 5

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited)                             6-27

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                28-37

         ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk   38

         ITEM 4.   Submission of Matters to a Vote of Security Holders          39

PART II. OTHER INFORMATION:

         ITEM 6.   Reports on Form 8-K                                          40

         Signatures                                                             41

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 June 30,     December 31,
                                                                                   2001          2000
                                                                               -----------    -----------
                                                                              (dollars in thousands, except
                                                                                    per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $    13,300    $    23,690
     Accounts receivable, net                                                      258,073        265,946
     Inventories, net                                                               34,351         28,681
     Net assets held for sale                                                       20,677          5,000
     Prepaid expenses and other                                                     77,309         43,630
                                                                               -----------    -----------
         Total current assets                                                      403,710        366,947

Property and equipment, net                                                        188,349        175,560
Other intangible assets, net                                                       528,487        506,156
Excess of purchase price over net assets acquired, net                           1,561,146      1,141,436
Deferred income tax asset, net                                                     135,000        135,000
Other investments                                                                  163,288        265,468
Other non-current assets                                                            80,343         86,912
                                                                               -----------    -----------
                                                                               $ 3,060,323    $ 2,677,479
                                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                          $    74,787    $   120,786
     Accrued interest payable                                                       27,165         18,822
     Accrued expenses and other                                                    220,834        222,773
     Deferred revenues                                                             215,796        235,548
     Current maturities of long-term debt                                            8,074        115,465
                                                                               -----------    -----------
         Total current liabilities                                                 546,656        713,394
                                                                               -----------    -----------

Long-term debt                                                                   1,720,207      1,503,188
                                                                               -----------    -----------
Deferred revenues                                                                   62,486        112,296
                                                                               -----------    -----------
Other non-current liabilities                                                       19,117         23,303
                                                                               -----------    -----------
Exchangeable preferred stock                                                       562,141        561,324
                                                                               -----------    -----------

Shareholders' equity (deficiency):
     Common stock ($.01 par value, 223,962,330 shares and 167,798,702 shares issued at June 30, 2001 and December
        31, 2000, respectively)                                                      2,240          1,678
     Additional paid-in capital                                                  2,130,012      1,366,950
     Accumulated deficit                                                        (1,855,115)    (1,603,096)
     Accumulated other comprehensive loss                                           (3,967)        (1,558)
     Unearned compensation                                                         (48,589)            --
     Common stock in treasury, at cost (7,467,693 shares and 0 shares
         at June 30, 2001 and December 31, 2000, respectively)                     (74,865)            --
                                                                               -----------    -----------
         Total shareholders' equity (deficiency)                                   149,716       (236,026)
                                                                               -----------    -----------
                                                                               $ 3,060,323    $ 2,677,479
                                                                               ===========    ===========

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                                 Six Months Ended
                                                                                     June 30,

                                                                              2001              2000
                                                                         -------------     -------------
                                                                          (dollars in thousands, except
                                                                                per share amounts)
Sales, net                                                               $     872,284     $     829,977

Operating costs and expenses:
     Cost of goods sold                                                        214,477           200,281
     Marketing and selling                                                     218,415           189,854
     Distribution, circulation and fulfillment                                 138,949           123,073
     Editorial                                                                  77,712            67,646
     Other general expenses                                                    124,768           104,510
     Corporate administrative expenses (excluding $11,041 and $17,144
         of non-cash compensation in 2001 and 2000, respectively)               16,090            16,315
     Depreciation of property and equipment                                     30,845            26,906
     Amortization of intangible assets, excess of purchase
         price over net assets acquired and other                              117,738            66,422
     Non-cash compensation and non-recurring charges                            12,727            24,544
     Provision for severance, closures and integration costs                    12,502            16,718
     Gain on sales of businesses and other, net                                   (503)          (28,482)
                                                                         -------------     -------------

Operating income (loss)                                                        (91,436)           22,190
Other expense:
     Provision for the impairment of investments                               (30,807)               --
     Interest expense                                                          (66,854)          (75,319)
     Amortization of deferred financing costs                                   (9,063)           (1,939)
     Other, net                                                                (27,328)            8,569
                                                                         -------------     -------------
Net loss                                                                      (225,488)          (46,499)

Preferred stock dividends and related accretion                                (27,347)          (26,531)
                                                                         -------------     -------------
Loss applicable to common shareholders                                   $    (252,835)    $     (73,030)
                                                                         =============     =============

Basic and diluted loss applicable to common shareholders per
     common share                                                        $       (1.28)    $       (0.47)
                                                                         =============     =============

Basic and diluted common shares outstanding                                198,271,477       155,145,878
                                                                         =============     =============

     See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                              Three Months Ended
                                                                                   June 30,

                                                                            2001              2000
                                                                       -------------     -------------
                                                                        (dollars in thousands, except
                                                                              per share amounts)
Sales, net                                                             $     445,278     $     425,527

Operating costs and expenses:
     Cost of goods sold                                                      112,892           104,430
     Marketing and selling                                                   105,790            98,020
     Distribution, circulation and fulfillment                                67,949            58,551
     Editorial                                                                39,020            33,043
     Other general expenses                                                   66,442            51,125
     Corporate administrative expenses (excluding $8,482 and $2,352
         of non-cash compensation in 2001 and 2000, respectively)              7,875             8,203
     Depreciation of property and equipment                                   16,029            15,618
     Amortization of intangible assets, excess of purchase
         price over net assets acquired and other                             75,564            32,038
     Non-cash compensation and non-recurring charges                          10,168             9,752
     Provision for severance, closures and integration costs                   6,015            10,399
     (Gain) loss on sales of businesses and other, net                            24           (17,490)
                                                                       -------------     -------------

Operating income (loss)                                                      (62,490)           21,838
Other expense:
     Provision for the impairment of investments                             (27,559)               --
     Interest expense                                                        (33,694)          (36,963)
     Amortization of deferred financing costs                                 (8,050)           (1,000)
     Other, net                                                               (7,887)            9,057
                                                                       -------------     -------------
Net loss                                                                    (139,680)           (7,068)

Preferred stock dividends and related accretion                              (13,673)          (13,265)
                                                                       -------------     -------------
Loss applicable to common shareholders                                 $    (153,353)    $     (20,333)
                                                                       =============     =============

Basic and diluted loss applicable to common shareholders per
     common share                                                      $       (0.72)    $       (0.13)
                                                                       =============     =============

Basic and diluted common shares outstanding                              213,515,036       161,034,718
                                                                       =============     =============

     See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                           2001          2000
                                                                                       -----------     ---------
                                                                                         (dollars in thousands)
OPERATING ACTIVITIES:
    Net loss                                                                           $  (225,488)    $ (46,499)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                       150,399        95,267
       Accretion of discount on acquisition obligation
         and other                                                                             572         1,952
       Write-off of deferred financing costs                                                 7,247            --
       Non-cash revenue related to assets-for-equity transactions                          (46,200)       (3,452)
       Provision for the impairment of investments                                          30,807            --
       Non-cash compensation and non-recurring charges                                      11,041        24,544
       Gain on sales of businesses and other, net                                             (503)      (28,482)
       Other, net                                                                           28,656           412
    Changes in operating assets and liabilities:
       (Increase) decrease in:
        Accounts receivable, net                                                            13,018       (15,772)
        Inventories, net                                                                    (5,469)       (1,721)
        Prepaid expenses and other                                                         (40,071)      (14,922)
       Increase (decrease) in:
        Accounts payable                                                                   (49,788)      (17,580)
        Accrued interest payable                                                             8,343        (1,463)
        Accrued expenses and other                                                         (38,309)       (7,083)
        Deferred revenues                                                                   16,255        (7,018)
        Other non-current liabilities                                                         (267)         (460)
                                                                                       -----------     ---------

         Net cash used in operating activities                                            (139,757)      (22,277)
                                                                                       -----------     ---------

INVESTING ACTIVITIES:
    Additions to property, equipment and other, net                                        (26,114)      (35,442)
    Proceeds from sales of businesses and other, net                                         6,731       129,261
    (Payments) for businesses acquired, net of cash acquired                                86,986        (7,314)
    Payments for other investments                                                         (10,397)      (51,069)
                                                                                       -----------     ---------

         Net cash provided by investing activities                                          57,206        35,436
                                                                                       -----------     ---------

FINANCING ACTIVITIES:
    Borrowings under credit agreements                                                     991,800       313,750
    Repayments of borrowings under credit agreements                                    (1,363,800)     (475,228)
    Proceeds from issuance of 8 7/8% Senior Notes, net                                     492,685            --
    Payments of acquisition obligation                                                      (8,833)       (9,834)
    Proceeds from issuances of common stock, net of redemptions                              5,063       206,232
    Taxes paid associated with stock option exercises                                           --       (16,891)
    Dividends paid to preferred stock shareholders                                         (26,531)      (26,531)
    Deferred financing costs paid                                                          (15,650)         (175)
    Other                                                                                   (2,573)       (1,915)
                                                                                       -----------     ---------

         Net cash provided by (used in) financing activities                                72,161       (10,592)
                                                                                       -----------     ---------

Increase (decrease) in cash and cash equivalents                                           (10,390)        2,567
Cash and cash equivalents, beginning of period                                              23,690        28,661
                                                                                       -----------     ---------
Cash and cash equivalents, end of period                                               $    13,300     $  31,228
                                                                                       ===========     =========

Supplemental information:
    Cash interest paid                                                                 $    59,816     $  75,829
                                                                                       ===========     =========
    Businesses acquired:
         Fair value of assets acquired                                                 $   766,683     $   4,914
         Less: Liabilities assumed                                                          42,272        (2,400)
         Less: Stock and stock option consideration for About.com, Inc. acquisition        700,549            --
         Less: Cash acquired in connection with the About.com, Inc. acquisition            110,848            --
                                                                                       -----------     ---------
       (Payments) for businesses acquired, net of cash acquired                        $    86,986     $  (7,314)
                                                                                       ===========     =========
    Non-cash activities:
       Stock option exercise transactions                                              $        --     $  17,498
                                                                                       ===========     =========
       Exchange of the Company's common shares and stock options for all
            outstanding shares and stock options of About.com, Inc.                    $   700,549     $      --
                                                                                       ===========     =========
       Exchange of the Company's common shares for common shares
            CMGI, Inc.                                                                 $        --     $ 164,000
                                                                                       ===========     =========
       Conversion of the Company's investment in About.com, Inc. common shares held prior to the merger date into the Company's treasury
            stock                                                                      $    74,865     $      --
                                                                                       ===========     =========
       Compensatory common shares and stock options issued in connection
            with About.com, Inc. acquisition                                           $    58,827     $      --
                                                                                       ===========     =========
       Advertising-for-equity transactions                                             $    27,950     $  25,483
                                                                                       ===========     =========

      See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2000, which is included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The operating results for the six and three-month periods ended June 30 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the presentation as of and for the six and three-month periods ended June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Emerging Issue Task Force ("EITF") issued EITF Consensus No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of a Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. The EITF consensus must be adopted no later than January 1, 2002. The Company is currently determining the impact of this new consensus.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously voted in favor of two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, eliminates the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings and that goodwill and intangible assets be reviewed for impairment. Under SFAS No. 142, goodwill acquired in a business combination completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001 or later) will not be amortized. The amortization of goodwill for previous acquisitions will cease upon adoption of the SFAS No. 142, which will be January 1, 2002. We are currently determining the impact of SFAS No. 142 on our existing goodwill and intangible assets. Under SFAS No. 142, any goodwill arising from the proposed acquisition of EMAP USA will not be amortized (see Note 15).

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. For the six months ended June 30, 2001 and 2000, revenue and expense from barter transactions were approximately $26,000 and $500, respectively.

2. ACQUISITIONS AND DIVESTITURES

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

Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company or 2.3409 Company shares for each About share. This transaction is being accounted for under the purchase method of accounting. The preliminary purchase cost allocations for the About acquisition is subject to adjustment and will be finalized once additional information concerning asset and liability valuations is obtained. An independent appraisal will be completed during 2001 and will be used to allocate the purchase price to identifiable intangibles. The final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at June 30, 2001; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company. The excess of purchase price over net assets acquired related to the About merger is being amortized over an estimated useful life of three years. The Company believes that a three-year life is responsive to the rapid rate of change in the Internet industry and is consistent with other recent mergers of a comparable nature. The Company has determined that the value of its shares of common stock issued is $11.81 per share, based on the weighted-average market values for the two days prior and two days succeeding the acquisition announcement date. The fair value of the vested and unvested options issued was determined using a Black Scholes pricing model. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:


Total number of shares of PRIMEDIA common stock
   issued to consummate the merger                                                 44,951,034

Fair value per share of PRIMEDIA common stock                                    $      11.81
                                                                                 ------------

Value of shares of PRIMEDIA common stock issued                                  $    530,872

Fair value of replacement options issued                                              102,404

Less: Unearned compensation relating to unvested options                               (7,592)

Cost of About shares acquired prior to the merger converted to
     treasury stock                                                                    74,865

Direct merger costs                                                                    11,934
                                                                                 ------------

Total purchase price                                                                  712,483

Less: Fair value of net tangible assets of About                                      227,981
                                                                                 ------------

Excess of purchase price over net assets acquired                                $    484,502
                                                                                 ------------

In addition, in connection with the acquisition, the Company issued shares of restricted stock and below- market stock options to two key executives of About which resulted in unearned compensation of $51,235 at the merger completion date. These shares and options vest over four years and will result in non-cash compensation expense as earned over the vesting period (see Note 7).

The Company's consolidated results of operations includes results of operations of About from the merger date. The results of About are included in the Company's consumer segment. The unaudited proforma information below presents the consolidated results of operations as if the merger with About had occurred as of January 1, 2000. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the merger occurred as of January 1, 2000, nor is it necessarily indicative of future results.

                                                                          Six Months Ended June 30,
                                                                    ------------------------------------
                                                                          2001                2000
                                                                    ---------------     ----------------
                                                                       (dollars in thousands, except
                                                                             per share amounts)
      Sales, net                                                    $     854,569       $     872,987

      Loss applicable to common shareholders                        $    (342,161)      $    (191,240)

      Basic and diluted loss applicable to common shareholders
         per common share                                           $       (1.60)      $       (0.96)

      Weighted average shares used in basic and diluted loss
         applicable to common shareholders per common share           213,378,759         198,783,920

                                                                          Three Months Ended June 30,
                                                                    ------------------------------------
                                                                          2001                2000
                                                                    ---------------     ----------------
                                                                       (dollars in thousands, except
                                                                             per share amounts)
      Sales, net                                                    $     445,278       $     449,247

      Loss applicable to common shareholders                        $    (153,353)      $     (80,651)

      Basic and diluted loss applicable to common shareholders
         per common share                                           $       (0.72)      $       (0.39)

      Weighted average shares used in basic and diluted loss
         applicable to common shareholders per common share           213,515,036         205,829,749

In addition, during the six months ended June 30, 2001, the Company completed several other smaller acquisitions. These smaller acquisitions are not material to the proforma disclosures above and are therefore not included therein.

In April 2001, the Company completed the sale of QWIZ, Inc. for $7,000 of cash. As of June 30, 2001, the gain on the sale of QWIZ, Inc. approximates $300 and is included in (gain) loss on sales of businesses and other, net on the accompanying condensed statement of consolidated operations for the six and three months ended June 30, 2001.

3. INVENTORIES, NET

Inventories consist of the following:

                                                  June 30,      December 31,
                                                    2001            2000
                                                  -------         -------
            Finished goods                        $ 8,806         $10,556
            Work in process                            77              78
            Raw materials                          27,368          21,233
                                                  -------         -------
                                                   36,251          31,867
            Less: Allowance for obsolescence        1,900           3,186
                                                  -------         -------
                                                  $34,351         $28,681
                                                  =======         =======

4. OTHER INVESTMENTS

Other investments consist of the following:


                                                  June 30,      December 31,
                                                    2001            2000
                                                  --------        --------
            Cost method investments               $ 96,622        $161,433
            Equity method investments               50,323          73,703
            Available-for-sale securities           13,817          19,708
            Advances and other                       2,526          10,624
                                                  --------        --------
                                                  $163,288        $265,468
                                                  ========        ========

Available-for-sale securities consist of the following:


                                                 Unrealized     Unrealized        Market
                                        Cost        Gains         Losses          Value
                                      -------      ------      ------------      -------
            At June 30, 2001          $11,922      $2,013      $        118      $13,817
                                      =======      ======      ============      =======

            At December 31, 2000      $19,015      $  693      $         --      $19,708
                                      =======      ======      ============      =======

In the first quarter of 2000, the Company sold two investments in marketable securities for total proceeds of $11,279 and realized a gain of $10,689, which is included in gain on sales of businesses and other, net on the accompanying condensed statement of consolidated operations for the six months ended June 30, 2000. The Company recorded an unrealized (gain) loss of $(1,202) and $172,629 for the six months ended June 30, 2001 and 2000, respectively, related to investments in marketable securities. In addition, for the six months ended June 30, 2001, the Company recorded a realized loss of $3,969 related to its investment in CMGI, Inc. as the decline in the market value of the investment was deemed to be other than temporary. The unrealized gains and losses are recorded as a component of other comprehensive income (loss) ("OCI") within shareholders' equity (deficiency) (see Note 9).

ASSETS-FOR-EQUITY TRANSACTIONS

During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled approximately $129,000 (approximately $79,000 representing cost method investments, approximately $47,000 representing equity method investments and approximately $3,000 representing available-for-sale securities) and $213,000 (approximately $140,000 representing cost method investments and approximately $73,000 representing equity method investments) at June 30, 2001 and December 31, 2000, respectively. At December 31, 2000, $67,000 of these cost method investments represented assets-for-equity transactions with About which were eliminated in consolidation upon the completion of the merger. Including advances to the Investees, approximately $36,000 and $39,000 of the investment as of June 30, 2001 and December 31, 2000, respectively, was in cash. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. During the six months ended June 30, 2001 and 2000, the Company recorded revenue from these agreements approximating $46,000 and $3,500, respectively. The 2001 revenue amount includes revenue from the Company's transactions with About for the first two months of 2001 (approximately 45% of total) as well as revenue from the Company's equity method Investees. At June 30, 2001 and December 31, 2000, respectively, approximately $75,000 and $146,000 relating to these agreements is included as deferred revenues on the accompanying condensed consolidated balance sheets.

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

The Company continually evaluates all of its investments for potential impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. During the six months ended June 30, 2001, the Company recorded a provision for impairment of its investments in certain Investees of $18,704 as the decline in value of the investments was deemed to be other than temporary.

During the six months ended June 30, 2001 and 2000, respectively, the Company recorded approximately $28,000 and $0 of equity method losses from Investees, which is included in other, net on the accompanying condensed statements of consolidated operations and consolidated cash flows, and during the six months ended June 30, 2001 and 2000, respectively, the Company recognized approximately $6,100 and $0 of revenue related to the equity method Investees.

INVESTMENTS IN ABOUT

In 2000, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, in exchange for an aggregate of 2,873,595 shares of common stock of About. In addition, prior to the merger, the Company had purchased 316,500 shares of About on the open market for approximately $7,800. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional sales on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, resulting in the elimination of the About investment and deferred revenue balances with all future activity to be eliminated in consolidation. At December 31, 2000, the Company's total investment in About, including assets-for-equity transactions and open market purchases, approximated $74,000.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                              June 30,     December 31,
                                                                2001           2000
                                                            ----------      ----------
            Borrowings under credit facilities              $  558,000      $  930,000
            10 1/4% Senior Notes due 2004                      100,000         100,000
              8 1/2% Senior Notes due 2006                     299,288         299,226
              7 5/8% Senior Notes due 2008                     248,944         248,879
              8 7/8% Senior Notes due 2011                     492,685              --
                                                            ----------      ----------
                                                             1,698,917       1,578,105
            Obligation under capital leases                     29,364          31,478
            Acquisition obligation payable                          --           9,070
                                                            ----------      ----------
                                                             1,728,281       1,618,653
            Less: Current maturities of long-term debt           8,074         115,465
                                                            ----------      ----------
                                                            $1,720,207      $1,503,188
                                                            ==========      ==========

8 7/8% SENIOR NOTES DUE 2011

On May 8, 2001, the Company completed a private offering of $500,000 of 8 7/8% Senior Notes. Proceeds from this offering were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes are fully, unconditionally and jointly and severally guaranteed by each of our domestic restricted subsidiaries. The notes are secured by a pledge of stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns all shares of PRIMEDIA subsidiaries. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest.

If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

NEW CREDIT AGREEMENT

On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of our other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc. Borrowings under the bank credit facilities are guaranteed by each of our wholly owned domestic restricted subsidiaries. The guarantees are full, unconditional and joint and several. Certain of our subsidiaries, which primarily represent Internet assets and businesses, including About.com, as well as our foreign subsidiaries, are not guarantors of the bank credit facilities.

The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

o a $475,000 revolving loan facility, of which $33,000 was outstanding at June 30, 2001;
o     a term loan A, of which $100,000 was outstanding at June 30, 2001; and
o     a term loan B, of which $425,000 was outstanding at June 30, 2001.

As of June 30, 2001, the Company had $558,000 borrowings outstanding, $22,000 letters of credit outstanding and unused bank commitments of approximately $420,000 under the bank credit facilities.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the higher of the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. Additionally, until the Company issues financial statements for the period ending December 31, 2001, the applicable margin for the amounts borrowed will be a minimum of 0.75% for the base rate option and 1.75% for the Eurodollar rate option. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. At June 30, 2001, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 6.46%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

The commitments under the revolving loan commitment are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $23,750 in 2004, $47,500 in 2005, $71,250 in 2006, $142,500 in 2007 and a
final reduction of $190,000 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the bank credit facilities are $2,125 in 2001, $4,250 in 2002 and 2003, $16,750 in 2004, $29,250
in 2005, 2006 and 2007, $16,750 in 2008 and $393,125 in 2009.

The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on our common stock in excess of $75,000 in any given year. Under the most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.80 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1, 2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005.

As a result of the refinancing of the Company's existing bank credit facilities, the Company wrote-off the remaining balances of deferred financing costs originally recorded. This amount is included in amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the six and three months ended June 30, 2001.

6. EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:

                                                          June 30,     December 31,
                                                            2001          2000
                                                          --------      --------
        $10.00 Series D Exchangeable Preferred Stock      $196,407      $196,133
        $9.20 Series F Exchangeable Preferred Stock        121,571       121,361
        $8.625 Series H Exchangeable Preferred Stock       244,163       243,830
                                                          --------      --------
                                                          $562,141      $561,324
                                                          ========      ========

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 2001 and December 31, 2000. The liquidation and redemption value at June 30, 2001 and December 31, 2000 was $200,000.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 2001 and December 31, 2000. The liquidation and redemption value at June 30, 2001 and December 31, 2000 was $125,000.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at June 30, 2001 and December 31, 2000. The liquidation and redemption value at June 30, 2001 and December 31, 2000 was $250,000.

7. NON-CASH COMPENSATION AND NON-RECURRING CHARGES

During the six months ended June 30, 2001, the Company recorded $12,727 of non-cash compensation and non-recurring charges relating primarily to the retention of certain key executives. These non-cash compensation charges consist of a $8,894 charge related to certain restricted stock and option grants to key executives of About, a $1,344 charge related to the intrinsic value of unvested "in-the-money" options issued in connection with the About merger, an $803 charge related to the vesting of stock in connection with an acquisition and a $1,686 charge related to certain non-recurring compensation arrangements with certain senior executives.

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

8. PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

During 2000 and 2001, the Company implemented plans to integrate the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All integration charges were expensed as incurred. $4,304 of integration costs primarily related to the About merger and Company-wide integration efforts have been reclassified to other general expenses in the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2001. A summary of the status of these plans as of June 30, 2001 is presented below.

2001 PLAN

With the acquisition of About coupled with other cost initiatives, during the first quarter of 2001, the Company announced the details of plans that would continue to implement and expand upon the initiatives enacted during 2000. In the first quarter of 2001, the Company recorded a restructuring charge of $3,034 and integration costs of $3,453. The Company continued to implement these initiatives in the second quarter of 2001, recording severance and closure charges of $4,535 and integration costs of $5,784. Details of the initiatives implemented in the six months ended June 30, 2001 are presented in the following table:

                                       For the Six Months Ended and as of June 30, 2001
                                       ------------------------------------------------

                                        Provision      Payments      Ending Liability
                                        ---------      --------      ----------------
      Severance and closures:
        Employee-related
           termination costs            $   4,661      $  1,331           $ 3,330
        Termination of leases
           related to office
           closures                         1,391           130             1,261
        Termination of
           contracts                        1,517         1,096               421
                                        ---------      --------           -------
                                            7,569         2,557             5,012
                                        ---------      --------           -------
      Integration:
        Consulting services                 4,817         4,570               247
        Relocation, recruiting
           and other employee costs         3,858         3,783                75
        Other                                 562           562                --
                                        ---------      --------           -------
                                            9,237         8,915               322
                                        ---------      --------           -------
      Total severance, closures and
           integration costs            $  16,806      $ 11,472           $ 5,334
                                        =========      ========           =======

A significant portion of the remaining costs are expected to be paid during the remainder of 2001 with the balance to be paid through 2003. The Company is currently developing additional initiatives aimed largely at the consolidation of certain functions and the further integration of the Company, including initiatives attributable to the expected consummation of the EMAP acquisition (see Note 15), and accordingly expects to record additional severance, closures and integration charges during 2001.

2000 PLAN

During 2000, the Company announced the implementation of a plan to integrate the Company and consolidate many back office functions. Details of the 2001 payments related to the initiatives implemented during 2000 are presented in the following table:

                                                                    Payments during the
                                                                        Six Months
                                         Liability as of                   Ended                Liability as of
                                        December 31, 2000              June 30, 2001             June 30, 2001
                                        -----------------              -------------             -------------
Severance and closures:
  Employee-related
    termination contract costs              $ 7,063                      $ 4,637                    $ 2,426
  Termination of
    contracts                                 1,519                           44                      1,475
  Termination of leases
    related to office closures                1,531                          147                      1,384
  Other                                          96                            9                         87
                                        -----------------              -------------             -------------
                                             10,209                        4,837                      5,372
                                        -----------------              -------------             -------------

  Integration:
    Consulting services                         498                          498                         --
    Relocation, recruiting
      and other employee costs                  462                          455                          7
                                        -----------------              -------------             -------------
                                                960                          953                          7
                                        -----------------              -------------             -------------
  Total severance, closures and
    integration costs                       $11,169                      $ 5,790                    $ 5,379
                                        =================              =============             =============

The majority of the remaining costs incurred in connection with the 2000 plan are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

During the six months ended June 30, 2000, the Company recorded approximately $6,500 of integration costs relating to a management reorganization. These integration costs consisted of approximately $5,000 for consultants related to sourcing and integration initiatives, approximately $1,400 related to recruiting for senior executives hired during the first six months of 2000 and approximately $100 related to other costs.

During the second quarter of 2000, in conjunction with these plans, the Company recorded a pre-tax severance and closure charge of approximately $10,200. The charge recorded on the accompanying condensed consolidated statements of operations, is comprised of the following: approximately $6,700 of severance and other employee costs, approximately $1,700 of lease obligations, approximately $1,600 of contract termination costs related to pre-press and licensing agreements and approximately $200 of other exit costs.

As a result of the 2000 and 2001 plans already put in place, the Company will close and consolidate in excess of fifteen office locations and will terminate approximately 630 individuals. All individuals who will be terminated under these plans have been notified. As of June 30, 2001, approximately 550 of those individuals have been terminated.

During the first quarter of 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines, as part of a program to return the Company's focus to accreditation-oriented vocational networks and associated products. In relation to these discontinuances, the Company recorded a $22,000 charge including $9,000 related to transponder and office site leases and $8,810 related to the recoverability of the related excess of purchase price over net assets acquired and certain other assets. During the fourth quarter of 2000, the Company reversed $3,302 of the original $22,000 charge as the liabilities ultimately settled at amounts less than originally recorded. Through June 30, 2001, $9,711 of the cash payments have been made. The remaining $177 is expected to be paid during the remainder of 2001.

The liabilities representing the provision for severance, closures and integration costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

9. COMPREHENSIVE LOSS

Comprehensive loss for the six and three months ended June 30, 2001 and 2000 is presented in the following tables:


                                                                              Six Months Ended
                                                                       June 30,              June 30,
                                                                         2001                 2000
                                                                      ---------             ---------
      Net loss                                                        $(225,488)            $ (46,499)
      Other comprehensive income (loss):
           Unrealized gain (loss) on available-for-sale securities        1,202              (172,629)
           SFAS No.133 derivative adjustments                            (3,186)                   --
           Foreign currency translation adjustments                        (425)                 (208)
                                                                      ---------             ---------
      Total comprehensive loss                                        $(227,897)            $(219,336)
                                                                      =========             =========
                                                                              Three Months Ended
                                                                       June 30,              June 30,
                                                                         2001                 2000
                                                                      ---------             ---------
      Net loss                                                        $(139,680)            $  (7,068)
      Other comprehensive income (loss):
           Unrealized gain (loss) on available-for-sale securities        1,704              (107,923)
           SFAS No.133 derivative adjustments                              (620)                   --
           Foreign currency translation adjustments                         105                  (153)
                                                                      ---------             ---------
      Total comprehensive loss                                        $(138,491)            $(115,144)
                                                                      =========             =========

10. LOSS PER COMMON SHARE

Loss per share for the six and three-month periods ended June 30, 2001 and 2000 has been determined based on net loss after preferred stock dividends and related accretion, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

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

Effective January 1, 2001, the Company recorded approximately $27 as a cumulative transition adjustment to earnings, which is included in other, net on the condensed statement of consolidated operations, relating to derivatives not designated as hedges prior to the adoption of SFAS No.133, and approximately $1,247 in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS No.133.

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

At June 30, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest (average rate of 6.30%) and receive variable-rates of interest (average rate of 4.88%) on $200,000 of notional amounts of indebtedness, which resulted in approximately 21% of the Company's total debt being subject to variable interest rates. For the six months ended June 30, 2001, the Company's interest rate swap contracts were considered to be highly effective. Accordingly, the increase in fair value of these contracts of $1,939 and $620 for the six and three months ended June 30, 2001, respectively, were deferred and recognized as a component of OCI. As a result of the fact that the Company's interest rate swap contracts are expected to be highly effective in the future, the Company does not expect to reclassify any material amounts from OCI to earnings during the next twelve-month period. The only transaction that would result in such a reclassification would be the cancellation and subsequent unwinding of the interest rate swap contracts.

NON-HEDGING DERIVATIVES

During 2000, in connection with certain of the Company's strategic investments in Investees, the Company received options and/or warrants representing the Company's right to acquire additional equity interests in certain Investees in exchange for cash, additional advertising space or other services. In accordance with SFAS No. 133, those options/warrants which permit "net settlement" qualify as derivatives. Accordingly, those option/warrant agreements which qualify as derivatives are reflected at fair value on the Company's condensed consolidated balance sheet as of June 30, 2001 and the change in fair value of these derivatives are recognized in earnings. For the six and three months ended June 30, 2001, the decrease in fair value of the non-hedging derivatives were $106 and $24, respectively, and are included on the condensed statement of consolidated operations as other, net.

12. NET ASSETS HELD FOR SALE

During the six months ended June 30, 2001, the Company decided to divest certain businesses as well as certain titles of The Business Magazines & Media Group, Consumer Guides, and PRIMEDIA Enthusiast Group. In addition, the Company has restructured or consolidated several new media properties, including IndustryClick, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations. The net assets held for sale are recorded at their carrying value on the accompanying condensed consolidated balance sheets.

13. BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. The Company's non-core businesses ("Non-Core Businesses") include QWIZ, Inc., Pictorial, Inc., certain business directories, certain titles of The Business Magazines & Media Group, Consumer Guides, PRIMEDIA Enthusiast Group and the Youth Entertainment Group, and certain other businesses to be divested or discontinued. In addition, the Company has restructured or consolidated several new media properties, including IndustryClick, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker views these businesses separately when evaluating and making decisions regarding ongoing operations. Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and integration costs and gain (loss) on sales of businesses and other, net.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the six and three-month periods ended June 30, 2001.

                                                          Six Months Ended                        Three Months Ended
                                                              June 30,                                 June 30,
                                                     2001                2000                  2001                 2000
                                                  ---------            ---------            ---------            ---------
SALES, NET:
  Consumer                                        $ 634,990            $ 545,753            $ 330,117            $ 280,675
  Business-to-Business                              248,783              245,550              122,570              129,400
  Eliminations                                      (31,737)             (15,955)             (16,540)             (12,309)
  Other:
       Non-Core Businesses                           20,248               54,629                9,131               27,761
                                                  ---------            ---------            ---------            ---------
  Total                                           $ 872,284            $ 829,977            $ 445,278            $ 425,527
                                                  =========            =========            =========            =========

  EBITDA(1):
  Consumer                                        $  81,002            $  97,437            $  44,691            $  52,043
  Business-to-Business(2)                            44,890               53,284               22,035               34,067
  Other:
       Corporate                                    (16,238)             (16,315)              (8,008)              (8,203)
       Non-Core Businesses                          (23,477)              (6,108)              (9,104)              (5,752)
                                                  ---------            ---------            ---------            ---------
  Total                                           $  86,177            $ 128,298            $  49,614            $  72,155
                                                  =========            =========            =========            =========

The following is a reconciliation of EBITDA to operating income (loss):

                                                          Six Months Ended                        Three Months Ended
                                                              June 30,                                 June 30,
                                                     2001                 2000                 2001                 2000
                                                  ---------            ---------            ---------            ---------
  Total EBITDA(1)                                 $  86,177            $ 128,298            $  49,614            $  72,155
  Depreciation of property and equipment            (30,845)             (26,906)             (16,029)             (15,618)
  Amortization of intangible assets, excess
    of purchase price over net assets
    acquired and other                             (117,738)             (66,422)             (75,564)             (32,038)
  Non-cash compensation and
    non-recurring charges                           (12,727)             (24,544)             (10,168)              (9,752)
  Provision for severance, closures and
    integration costs                               (12,502)             (16,718)              (6,015)             (10,399)
  Other integration costs included in
    general and administrative expenses(3)           (4,304)                  --               (4,304)                  --
  Gain (loss) on sale of businesses and
    other, net                                          503               28,482                  (24)              17,490
                                                  ---------            ---------            ---------            ---------
  Operating income (loss)                         $ (91,436)           $  22,190            $ (62,490)           $  21,838
                                                  =========            =========            =========            =========

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

(2) Includes the reversal of a $4,000 sales tax accrual that was no longer required. The reversal was recorded during the three months ended March 31, 2001.

(3) Includes certain integration costs primarily related to the About merger and other Company-wide integration efforts. These costs principally represent consultants related to the centralization of certain support functions and implementation of certain standardized technology. They also include branding campaigns and certain internal personnel costs specifically identified as merger or integration related.

14. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, c) the foreign non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Company on a consolidated basis.

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

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2001
                             (dollars in thousands)

                                                                                             Foreign      Unrestricted
                                                                              Guarantor    Non-Guarantor Non-Guarantor
                                                             Primedia Inc.  Subsidiaries   Subsidiaries   Subsidiaries  Eliminations
                                                           -------------------------------------------------------------------------

Sales, net                                                  $        --      $  842,835    $   1,074       $    62,088   $  (33,713)
Operating costs and expenses:
  Cost of goods sold                                                 --         198,378          148            49,516      (33,565)
  Marketing and selling                                              --         184,936          470            33,009           --
  Distribution, circulation and fulfillment                          --         136,951          320             1,678           --
  Editorial                                                          --          70,434          148             7,130           --
  Other general expenses                                             --          95,695            1            29,072           --
  Corporate administrative expenses (excluding
     non-cash compensation)                                      15,636              --           --               602         (148)
  Depreciation of property and equipment                            777          19,482           24            10,562           --
  Amortization of intangible assets, excess of purchase
      price over net assets acquired and other                      267          55,747           65            61,659           --
  Non-cash compensation and non-recurring charges                11,924             803           --                --           --
  Provision for severance, closures and integration costs         5,207           3,489           --             3,806           --
  Gain on sales of businesses and other, net                          -            (786)          --               283           --
                                                           -------------------------------------------------------------------------
Operating income (loss)                                         (33,811)         77,706         (102)         (135,229)          --
Other income (expense):
  Provision for the impairment of investments                   (22,674)             --           --            (8,133)          --
  Interest expense                                              (65,261)         (1,593)          --                --           --
  Amortization of deferred financing costs                          (73)         (8,990)          --                --           --
  Equity in losses of subsidiaries                             (182,245)             --           --                --      182,245
  Intercompany management fees and interest                     103,781        (103,781)          --                --           --
  Other, net                                                    (25,205)         (1,462)         (23)             (638)          --
                                                           -------------------------------------------------------------------------
Net loss                                                    $  (225,488)     $  (38,120)   $    (125)      $  (144,000)  $  182,245
                                                           =========================================================================
                                                            Primedia Inc.
                                                                 and
                                                            Subsidiaries
                                                           ---------------
Sales, net                                                  $   872,284
Operating costs and expenses:
  Cost of goods sold                                            214,477
  Marketing and selling                                         218,415
  Distribution, circulation and fulfillment                     138,949
  Editorial                                                      77,712
  Other general expenses                                        124,768
  Corporate administrative expenses (excluding
     non-cash compensation)                                      16,090
  Depreciation of property and equipment                         30,845
  Amortization of intangible assets, excess of purchase
      price over net assets acquired and other                  117,738
  Non-cash compensation and non-recurring charges                12,727
  Provision for severance, closures and integration costs        12,502
  Gain on sales of businesses and other, net                       (503)
                                                            --------------
Operating income (loss)                                         (91,436)
Other income (expense):
  Provision for the impairment of investments                   (30,807)
  Interest expense                                              (66,854)
  Amortization of deferred financing costs                       (9,063)
  Equity in losses of subsidiaries                                    -
  Intercompany management fees and interest                           -
  Other, net                                                    (27,328)
                                                            --------------
Net loss                                                    $  (225,488)
                                                            ==============

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2001
                             (dollars in thousands)

                                                                                             Foreign      Unrestricted
                                                                              Guarantor    Non-Guarantor Non-Guarantor
                                                             Primedia Inc.  Subsidiaries   Subsidiaries   Subsidiaries  Eliminations
                                                           -------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                              $     3,537      $    8,378    $   1,053       $       332  $        --
     Accounts receivable, net                                       903         243,138          241            13,791           --
     Intercompany receivables                                 1,280,673         531,037         (812)           98,504   (1,909,402)
     Inventories, net                                                --          34,214           --               137           --
     Net assets held for sale                                        --          20,677           --                --           --
     Prepaid expenses and other                                   5,963          57,923           28            13,395           --
                                                           -------------------------------------------------------------------------
        Total current assets                                  1,291,076         895,367          510           126,159   (1,909,402)

Property and equipment, net                                       6,267         116,549           54            65,479           --
Investment in and advances to subsidiaries                    1,660,560              --           --                --   (1,660,560)
Other intangible assets, net                                      1,902         469,749          639            56,197           --
Excess of purchase price over net assets
 acquired, net                                                  (12,887)      1,136,730        2,116           435,187           --
Deferred income tax asset, net                                  135,000              --           --                --           --
Other investments                                               148,261              --           --            15,027           --
Other non-current assets                                         16,233          63,322           --               788           --
                                                           -------------------------------------------------------------------------
                                                           $  3,246,412      $2,681,717    $   3,319       $   698,837  $(3,569,962)
                                                           =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                      $      2,954      $   67,172    $     179       $     4,482   $       --
     Intercompany payables                                      694,264         946,930        3,811           264,397   (1,909,402)
     Accrued interest payable                                    27,165              --           --                --           --
     Accrued expenses and other                                  55,642         136,067          131            28,994           --
     Deferred revenues                                           55,160         181,654          359           (21,377)          --
     Current maturities of long-term debt                         4,365           3,706           --                 3           --
                                                           -------------------------------------------------------------------------
        Total current liabilities                               839,550       1,335,529        4,480           276,499   (1,909,402)
                                                           -------------------------------------------------------------------------

Long-term debt                                                1,695,005          25,201           --                 1           --
                                                           -------------------------------------------------------------------------
Intercompany notes payable                                           --       2,331,100           --           700,549   (3,031,649)
                                                           -------------------------------------------------------------------------
Deferred revenues                                                    --          62,486           --                --           --
                                                           -------------------------------------------------------------------------
Other non-current liabilities                                        --          17,927          243               947           --
                                                           -------------------------------------------------------------------------
Exchangeable preferred stock                                    562,141              --           --                --           --
                                                           -------------------------------------------------------------------------

Shareholders' equity (deficiency):
     Common stock                                                 2,240              --           --                --           --
     Additional paid-in capital                               2,130,012              --           --                --           --
     Accumulated deficit                                     (1,855,115)     (1,088,312)      (1,181)         (278,801)   1,368,294
     Accumulated other comprehensive loss                        (3,967)         (2,214)        (223)             (358)       2,795
     Unearned compensation                                      (48,589)             --           --                --           --
     Common stock in treasury, at cost                          (74,865)             --           --                --           --
                                                           -------------------------------------------------------------------------
        Total shareholders' equity (deficiency)                 149,716      (1,090,526)      (1,404)         (279,159)   1,371,089
                                                           -------------------------------------------------------------------------

                                                           $  3,246,412      $2,681,717    $   3,319       $   698,837  $(3,569,962)
                                                           =========================================================================
                                                            Primedia Inc.
                                                                 and
                                                            Subsidiaries
                                                           ---------------
ASSETS
Current assets:
     Cash and cash equivalents                             $       13,300
     Accounts receivable, net                                     258,073
     Intercompany receivables                                           -
     Inventories, net                                              34,351
     Net assets held for sale                                      20,677
     Prepaid expenses and other                                    77,309
                                                           --------------
        Total current assets                                      403,710

Property and equipment, net                                       188,349
Investment in and advances to subsidiaries                             --
Other intangible assets, net                                      528,487
Excess of purchase price over net assets                        1,561,146
 acquired, net                                                    135,000
Deferred income tax asset, net                                    163,288
Other investments                                                  80,343
Other non-current assets                                   --------------
                                                           $    3,060,323
                                                           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                      $       74,787
     Intercompany payables                                             --
     Accrued interest payable                                      27,165
     Accrued expenses and other                                   220,834
     Deferred revenues                                            215,796
     Current maturities of long-term debt                           8,074
                                                           --------------
        Total current liabilities                                 546,656
                                                           --------------

Long-term debt                                                  1,720,207
                                                           --------------
Intercompany notes payable                                             --
                                                           --------------
Deferred revenues                                                  62,486
                                                           --------------
Other non-current liabilities                                      19,117
                                                           --------------
Exchangeable preferred stock                                      562,141
                                                           --------------

Shareholders' equity (deficiency):
     Common stock                                                   2,240
     Additional paid-in capital                                 2,130,012
     Accumulated deficit                                       (1,855,115)
     Accumulated other comprehensive loss                          (3,967)
     Unearned compensation                                        (48,589)
     Common stock in treasury, at cost                            (74,865)
                                                           --------------
        Total shareholders' equity (deficiency)                   149,716
                                                           --------------
                                                           $    3,060,323
                                                           ==============

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2001
                             (dollars in thousands)

                                                                                             Foreign      Unrestricted
                                                                              Guarantor    Non-Guarantor Non-Guarantor
                                                             Primedia Inc.  Subsidiaries   Subsidiaries   Subsidiaries  Eliminations
                                                           -------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                 $   (225,488)     $  (38,120)   $    (125)      $  (144,000)  $  182,245
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                 1,117          76,972           89            72,221           --
    Accretion of discount on acquisition obligation
      and other                                                     234             338           --                --           --
    Write-off of deferred financing costs                            --           7,247           --                --
    Non-cash revenue related to assets-for-equity
      transactions                                                   --         (38,966)          --            (7,234)          --
    Provision for the impairment of investments                  22,674              --           --             8,133           --
    Non-cash compensation and non-recurring charges              10,238             803           --                --           --
    Gain on sales of businesses and other, net                       --            (503)          --                --           --
    Equity in losses of subsidiaries                            182,245              --           --                --     (182,245)
    Intercompany (income) expense                              (103,781)        103,781           --                --           --
    Other, net                                                   27,771            (242)           1             1,126           --
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net                                       (833)         14,133          109              (391)          --
    Inventories, net                                                 --          (6,176)          --               707           --
    Prepaid expenses and other                                  (28,688)        (18,048)          15             6,650           --
  Increase (decrease) in:
    Accounts payable                                             (4,598)        (42,220)         (26)           (2,944)          --
    Accrued interest payable                                      8,343              --           --                --           --
    Accrued expenses and other                                   (8,502)         (9,491)          37           (20,353)          --
    Deferred revenues                                            16,877             674           (4)           (1,292)          --
    Other non-current liabilities                                    --            (269)          (3)                5           --
                                                           -------------------------------------------------------------------------

    Net cash provided by (used in) operating activities        (102,391)         49,913           93           (87,372)          --
                                                           -------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Additions to property, equipment and other, net                  (486)        (11,150)         (16)          (14,462)          --
  Proceeds from sales of businesses and other, net                   --           6,731           --                --           --
  (Payments) for businesses acquired, net of cash acquired           --         (23,542)          --           110,528           --
  Payments for other investments                                (10,055)           (342)          --                --           --
                                                           -------------------------------------------------------------------------

    Net cash provided by (used in) investing activities         (10,541)        (28,303)         (16)           96,066           --
                                                           -------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                       30,786         (22,428)         111            (8,469)          --
     Borrowings under credit agreements                         991,800              --           --                --           --
     Repayments of borrowings under credit agreements        (1,363,800)             --           --                --           --
     Proceeds from issuances of 8 7/8% Senior Notes, net        492,685              --           --                --           --
     Payments of acquisition obligation                          (3,310)         (5,523)          --                --           --
     Proceeds from issuances of common stock, net of
     redemptions                                                  5,063              --           --                --           --
     Dividends paid to preferred stock shareholders             (26,531)             --           --                --           --
     Deferred financing costs paid                              (15,650)             --           --                --           --
     Other                                                         (110)         (2,374)          --               (89)          --
                                                           -------------------------------------------------------------------------

       Net cash provided by (used in) financing activities      110,933         (30,325)         111            (8,558)          --
                                                           -------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (1,999)         (8,715)         188               136           --
Cash and cash equivalents, beginning of period                    5,536          17,093          865               196           --
                                                           -------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $      3,537      $    8,378    $   1,053       $       332   $       --
                                                           =========================================================================


                                                            Primedia Inc.
                                                                 and
                                                            Subsidiaries
                                                           --------------
OPERATING ACTIVITIES:
  Net loss                                                 $   (225,488)
  Adjustments to reconcile net loss to net cash
      provided by
    (used in) operating activities:
    Depreciation and amortization                               150,399
    Accretion of discount on acquisition obligation
      and other                                                     572
    Write off of deferred financing fees                          7,247
    Non-cash revenue related to assets-for-equity
      transactions                                              (46,200)
    Provision for the impairment of investments                  30,807
    Non-cash compensation and non-recurring charges              11,041
    Gain on sales of businesses and other, net                     (503)
    Equity in losses of subsidiaries                                 --
    Intercompany (income) expense                                    --
    Other, net                                                   28,656
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net                                     13,018
    Inventories, net                                             (5,469)
    Prepaid expenses and other                                  (40,071)
  Increase (decrease) in:
    Accounts payable                                            (49,788)
    Accrued interest payable                                      8,343
    Accrued expenses and other                                  (38,309)
    Deferred revenues                                            16,255
    Other non-current liabilities                                  (267)
                                                           ------------

    Net cash provided by (used in) operating activities        (139,757)
                                                           ------------

INVESTING ACTIVITIES:
  Additions to property, equipment and other, net               (26,114)
  Proceeds from sales of businesses and other, net                6,731
  (Payments) for businesses acquired, net of cash acquired       86,986
  Payments for other investments                                (10,397)
                                                           ------------

    Net cash provided by (used in) investing activities          57,206
                                                           ------------

FINANCING ACTIVITIES:
     Intercompany activity                                           --
     Borrowings under credit agreements                         991,800
     Repayments of borrowings under credit agreements        (1,363,800)
     Proceeds from issuances of 8 7/8% Senior Notes, net        492,685
     Payments of acquisition obligation                          (8,833)
     Proceeds from issuances of common stock, net of
     redemptions                                                  5,063
     Dividends paid to preferred stock shareholders             (26,531)
     Deferred financing costs paid                              (15,650)
     Other                                                       (2,573)
                                                           ------------

       Net cash provided by (used in) financing activities       72,161
                                                           ------------

Increase (decrease) in cash and cash equivalents                (10,390)
Cash and cash equivalents, beginning of period                   23,690
                                                           ------------
Cash and cash equivalents, end of period                   $     13,300
                                                           ============

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2000
                             (dollars in thousands)

                                                                                             Foreign      Unrestricted
                                                                              Guarantor    Non-Guarantor Non-Guarantor
                                                             Primedia Inc.  Subsidiaries   Subsidiaries   Subsidiaries  Eliminations
                                                           -------------------------------------------------------------------------
Sales, net                                                 $         --      $  823,522    $   3,313       $    19,154   $  (16,012)
Operating costs and expenses:
  Cost of goods sold                                                 --         195,360        1,069            18,085      (14,233)
  Marketing and selling                                              --         182,102        1,001             8,530       (1,779)
  Distribution, circulation and fulfillment                          --         114,472          405             8,196           --
  Editorial                                                          --          65,010          215             2,421           --
  Other general expenses                                             --          87,779          430            16,301           --
  Corporate administrative expenses (excluding
     non-cash compensation)                                      15,956              --           --               359           --
  Depreciation of property and equipment                            896          24,069           49             1,892           --
  Amortization of intangible assets, excess of purchase
      price over net assets acquired and other                      225          65,530          394               273           --
  Non-cash compensation and non-recurring charges                17,144           7,400           --                --           --
  Provision for severance, closures and integration costs        11,401           5,317           --                --           --
  Gain on sale of businesses and other, net                          --         (18,693)          --            (9,789)          --
                                                           -------------------------------------------------------------------------

Operating income (loss)                                         (45,622)         95,176         (250)          (27,114)          --
Other income (expense):
     Interest expense                                           (72,227)         (2,903)        (189)               --           --
     Amortization of deferred financing costs                        --          (1,938)          (1)               --           --
     Equity in losses of subsidiaries                           (53,979)             --           --                --       53,979
     Intercompany management fees and interest                  125,039        (125,039)          --                --           --
     Other, net                                                     290           8,481         (210)                8           --
                                                           -------------------------------------------------------------------------

Net loss                                                   $   (46,499)      $  (26,223)   $    (650)      $   (27,106)  $   53,979
                                                           =========================================================================

                                                            Primedia Inc.
                                                                 and
                                                            Subsidiaries
                                                           --------------
Sales, net                                                 $    829,977
Operating costs and expenses:
  Cost of goods sold                                            200,281
  Marketing and selling                                         189,854
  Distribution, circulation and fulfillment                     123,073
  Editorial                                                      67,646
  Other general expenses                                        104,510
  Corporate administrative expenses (excluding
     non-cash compensation)                                      16,315
  Depreciation of property and equipment                         26,906
  Amortization of intangible assets, excess of purchase
      price over net assets acquired and other                   66,422
  Non-cash compensation and non-recurring charges                24,544
  Provision for severance, closures and integration costs        16,718
  Gain on sale of businesses and other, net                     (28,482)
                                                           ------------

Operating income (loss)                                          22,190
Other income (expense):
     Interest expense                                           (75,319)
     Amortization of deferred financing costs                    (1,939)
     Equity in losses of subsidiaries                                --
     Intercompany management fees and interest                       --
     Other, net                                                   8,569
                                                           ------------

Net loss                                                   $    (46,499)
                                                           ============

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET

                                December 31, 2000
                             (dollars in thousands)

                                                                                             Foreign      Unrestricted
                                                                              Guarantor    Non-Guarantor Non-Guarantor
                                                             Primedia Inc.  Subsidiaries   Subsidiaries   Subsidiaries  Eliminations
                                                           -------------------------------------------------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                           $      5,536      $   16,995    $     963       $       196  $        --
       Accounts receivable, net                                      70         257,075          717             8,084           --
       Intercompany receivables                                 774,165         324,678           --            17,690   (1,116,533)
       Inventories, net                                              --          27,827           10               844           --
       Net assets held for sale                                      --           5,000           --                --           --
       Prepaid expenses and other                                 2,253          31,913          107             9,357           --
                                                           -------------------------------------------------------------------------
            Total current assets                                782,024         663,488        1,797            36,171   (1,116,533)

Property and equipment, net                                       6,554         128,016          108            40,882           --
Investment in and advances to subsidiaries                      950,319              --           --                --     (950,319)
Other intangible assets, net                                      2,353         501,861          708             1,234           --
Excess of purchase price over net assets acquired, net          (13,070)      1,146,701        3,468             4,337           --
Deferred income tax asset, net                                  135,000              --           --                --           --
Other investments                                               248,236             914           --            16,318           --
Other non-current assets                                          1,857          84,910            5               140           --
                                                           -------------------------------------------------------------------------
                                                           $  2,113,273      $2,525,890    $   6,086       $    99,082  $(2,066,852)
                                                           =========================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
       Accounts payable                                    $      7,552      $  109,650    $     205       $     3,379  $        --
       Intercompany payables                                         --         899,208       16,163           201,162   (1,116,533)
       Accrued interest payable                                  18,822              --           --                --           --
       Accrued expenses and other                                67,734         144,270          271            10,498           --
       Deferred revenues                                         26,164         190,914          589            17,881           --
       Current maturities of long-term debt                     105,744           9,706           --                15           --
                                                           -------------------------------------------------------------------------
            Total current liabilities                           226,016       1,353,748       17,228           232,935   (1,116,533)
                                                           -------------------------------------------------------------------------

Long-term debt                                                1,476,128          27,051           --                 9           --
                                                           -------------------------------------------------------------------------
Intercompany notes payable                                           --       2,138,619           --                --   (2,138,619)
                                                           -------------------------------------------------------------------------
Deferred revenues                                                85,831          26,465           --                --           --
                                                           -------------------------------------------------------------------------
Other non-current liabilities                                        --          22,114          246               943           --
                                                           -------------------------------------------------------------------------
Exchangeable preferred stock                                    561,324              --           --                --           --
                                                           -------------------------------------------------------------------------

Shareholders' deficiency:
       Common stock                                               1,678              --           --                --           --
       Additional paid-in capital                             1,366,950              --           --                --           --
       Accumulated deficit                                   (1,603,096)     (1,040,278)     (10,970)         (134,801)   1,186,049
       Accumulated other comprehensive loss                      (1,558)         (1,829)        (418)               (4)       2,251
       Unearned compensation                                         --              --           --                --           --
       Common stock in treasury, at cost                             --              --           --                --           --
                                                           -------------------------------------------------------------------------
            Total shareholders' deficiency                     (236,026)     (1,042,107)     (11,388)         (134,805)   1,188,300
                                                           -------------------------------------------------------------------------

                                                           $  2,113,273      $2,525,890    $   6,086       $    99,082  $(2,066,852)
                                                           =========================================================================
                                                            Primedia Inc.
                                                                 and
                                                            Subsidiaries
                                                           ------------
ASSETS
Current assets:
       Cash and cash equivalents                           $     23,690
       Accounts receivable, net                                 265,946
       Intercompany receivables                                      --
       Inventories, net                                          28,681
       Net assets held for sale                                   5,000
       Prepaid expenses and other                                43,630
                                                           ------------
            Total current assets                                366,947

Property and equipment, net                                     175,560
Investment in and advances to subsidiaries                           --
Other intangible assets, net                                    506,156
Excess of purchase price over net assets acquired, net        1,141,436
Deferred income tax asset, net                                  135,000
Other investments                                               265,468
Other non-current assets                                         86,912
                                                           ------------
                                                           $  2,677,479
                                                           ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:

       Accounts payable                                    $    120,786
       Intercompany payables                                         --
       Accrued interest payable                                  18,822
       Accrued expenses and other                               222,773
       Deferred revenues                                        235,548
       Current maturities of long-term debt                     115,465
                                                           ------------
            Total current liabilities                           713,394
                                                           ------------


Long-term debt                                                1,503,188
                                                           ------------
Intercompany notes payable                                           --
                                                           ------------
Deferred revenues                                               112,296
                                                           ------------
Other non-current liabilities                                    23,303
                                                           ------------
Exchangeable preferred stock                                    561,324
                                                           ------------

Shareholders' deficiency:
       Common stock                                               1,678
       Additional paid-in capital                             1,366,950
       Accumulated deficit                                   (1,603,096)
       Accumulated other comprehensive loss                      (1,558)
       Unearned compensation                                         --
       Common stock in treasury, at cost                             --
                                                           ------------
            Total shareholders' deficiency                     (236,026)
                                                           ------------

                                                           $  2,677,479
                                                           ============

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2000
                             (dollars in thousands)

                                                                                             Foreign      Unrestricted
                                                                              Guarantor    Non-Guarantor Non-Guarantor
                                                             Primedia Inc.  Subsidiaries   Subsidiaries   Subsidiaries  Eliminations
                                                           -------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                 $    (46,499)     $  (26,223)   $    (650)      $   (27,106)  $   53,979
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                1,121          91,537          444             2,165           --
     Accretion of discount on acquisition obligation
       and other                                                    365           1,587           --                --           --
     Non-cash revenue related to assets-for-equity
     transactions                                                    --          (3,452)          --                --           --
     Non-cash compensation and non-recurring charges             17,144           7,400           --                --           --
     Gain on sale of businesses and other, net                       --         (18,693)          --            (9,789)          --
     Equity in losses of subsidiaries                            53,979              --           --                --      (53,979)
     Intercompany (income) expense                             (125,039)        125,039           --                --           --
     Other, net                                                     (10)            643         (221)               --           --
  Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable, net                                      (580)        (13,764)        (119)           (1,309)          --
     Inventories, net                                                --          (1,994)         (10)              283           --
     Prepaid expenses and other                                  (1,777)         (9,529)         (14)           (3,602)          --
  Increase (decrease) in:
     Accounts payable                                            (2,971)        (14,942)        (128)              461           --
     Accrued interest payable                                    (1,463)             --           --                --           --
     Accrued expenses and other                                   5,411         (12,729)         106               129           --
     Deferred revenues                                               --          (8,296)         (36)            1,314           --
     Other non-current liabilities                                   (1)           (544)          (6)               91           --
                                                           -------------------------------------------------------------------------

       Net cash provided by (used in) operating activities     (100,320)        116,040         (634)          (37,363)          --
                                                           -------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net               (284)        (22,723)         (20)          (12,415)          --
     Proceeds from sales of businesses and other, net                --         117,977           --            11,284           --
     Payments for businesses acquired                                --          (7,086)          --              (228)          --
     Payments for other investments                             (40,225)         (2,706)          --            (8,138)          --
                                                           -------------------------------------------------------------------------

       Net cash provided by (used in) investing activities      (40,509)         85,462          (20)           (9,497)          --
                                                           -------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                      139,359        (187,496)       1,342            46,795           --
     Borrowings under credit agreements                         313,750              --           --                --           --
     Repayments of borrowings under credit agreements          (475,000)           (137)         (91)               --           --
     Payments of acquisition obligation                          (3,685)         (6,149)          --                --           --
     Proceeds from issuances of common stock, net of
       redemptions                                              206,232              --           --                --           --
     Taxes paid associated with stock option exercises          (16,891)             --           --                --           --
     Dividends paid to preferred stock shareholders             (26,531)             --           --                --           --
     Deferred financing costs paid                                   --            (175)          --                --           --
     Other                                                           20          (1,935)          --                --           --
                                                           -------------------------------------------------------------------------

       Net cash provided by (used in) financing activities      137,254        (195,892)       1,251            46,795           --
                                                           -------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (3,575)          5,610          597               (65)          --
Cash and cash equivalents, beginning of period                   11,521          13,765        2,971               404           --
                                                           -------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $      7,946      $   19,375    $   3,568       $       339   $       --
                                                           =========================================================================


                                                            Primedia Inc.
                                                                 and
                                                            Subsidiaries
                                                           ---------------

OPERATING ACTIVITIES:                                      $    (46,499)
  Net loss
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                               95,267
     Accretion of discount on acquisition obligation
       and other                                                  1,952
     Non-cash revenue related to assets-for-equity
     transactions                                                (3,452)
     Non-cash compensation and non-recurring charges             24,544
     Gain on sale of businesses and other, net                  (28,482)
     Equity in losses of subsidiaries                                --
     Intercompany (income) expense                                   --
     Other, net                                                     412
  Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable, net                                   (15,772)
     Inventories, net                                            (1,721)
     Prepaid expenses and other                                 (14,922)
  Increase (decrease) in:
     Accounts payable                                           (17,580)
     Accrued interest payable                                    (1,463)
     Accrued expenses and other                                  (7,083)
     Deferred revenues                                           (7,018)
     Other non-current liabilities                                 (460)
                                                           ------------

       Net cash provided by (used in) operating activities      (22,277)
                                                           ------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net            (35,442)
     Proceeds from sales of businesses and other, net           129,261
     Payments for businesses acquired                            (7,314)
     Payments for other investments                             (51,069)
                                                           ------------

       Net cash provided by (used in) investing activities       35,436
                                                           ------------

FINANCING ACTIVITIES:
     Intercompany activity                                           --
     Borrowings under credit agreements                         313,750
     Repayments of borrowings under credit agreements          (475,228)
     Payments of acquisition obligation                          (9,834)
     Proceeds from issuances of common stock, net of
       redemptions                                              206,232
     Taxes paid associated with stock option exercises          (16,891)
     Dividends paid to preferred stock shareholders             (26,531)
     Deferred financing costs paid                                 (175)
     Other                                                       (1,915)
                                                            ------------
       Net cash provided by (used in) financing activities      (10,592)
                                                           ------------
Increase (decrease) in cash and cash equivalents                  2,567
Cash and cash equivalents, beginning of period                   28,661
                                                           ------------
Cash and cash equivalents, end of period                   $     31,228
                                                           ============

15. SUBSEQUENT EVENTS

On July 2, 2001, the Company entered into a definitive agreement to acquire EMAP USA (formerly known as Petersen Publishing) from EMAP plc. EMAP USA has more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. Under the terms of the agreement, the Company will pay $515,000 for EMAP USA, consisting of $505,000 in cash and warrants granted to EMAP plc to purchase 2 million of PRIMEDIA shares of common stock at $9 per share, which has been valued at approximately $10,000. In order to finance this transaction, the Company (1) initiated a private placement of shares of its common stock for aggregate cash proceeds of $125,000, at least $50,000 of which the Company expects to receive from KKR 1996 Fund L.P. The KKR 1996 Fund L.P. will purchase the common stock at a purchase price per share equal to the price to investors of each share sold in the common stock offering. An affiliate of Kohlberg, Kravis, Roberts & Co. L.P. ("KKR") has agreed to make available to the Company common equity financing up to an aggregate of $125,000. (2) expects to enter into a $125,000 preferred equity financing with an affiliate of KKR and (3) expects to draw upon its revolving credit facility in an amount of approximately $270,000. The shares of the Company's common stock and preferred stock offered in the transactions outlined above have not been registered, and at the time of sale, will not be registered under the Securities Act of 1933. These shares may not be offered or sold in the United States, absent subsequent registration or an applicable exemption from registration. In connection with the equity financings to be made available by KKR, we expect to pay a commitment fee consisting of 1.25 million common stock warrants and a financing fee consisting of 2.62 million common stock warrants. In addition, subject to a vesting schedule, the Company will pay up to an additional 4 million common stock warrants, the unvested portion of which will expire upon the Company's redemption of the KKR preferred equity. In addition, proceeds from certain asset sales, which are expected to be at least $250,000, will be used to deleverage the Company. These assets are currently reported as continuing businesses. The EMAP transaction is subject to customary closing conditions and is expected to close during August 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

The following discussion and analysis of the Company's unaudited consolidated financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company's two segments are consumer and business-to-business The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The consumer segment includes PRIMEDIA Magazines Inc., PRIMEDIA Enthusiast Group, Channel One Communications Corporation, About.com, Inc. ("About"), Films for the Humanities & Sciences, Inc., and Haas Publishing Companies, Inc. The business-to-business segment includes The Business Magazines & Media Group, Bacon's Information, Inc., PRIMEDIA Workplace Learning, Inc., Kagan World Media, Inc. and affiliated companies and certain product lines of PRIMEDIA Information Inc.

Management believes a meaningful comparison of the results of operations for the six and three months ended June 30, 2001 and 2000 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses include Pictorial, Inc. (divested in June 2000), QWIZ, Inc. (divested in April 2001), certain business directories (divested in October 2000) and certain titles, including certain titles of The Business Magazines & Media Group, Consumer Guides, and PRIMEDIA Enthusiast Group which are discontinued or will be divested. In addition, the Company has restructured or consolidated several new media properties, including IndustryClick, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations. Certain amounts in the prior periods have been reclassified to conform to the presentation for the six and three-month periods ended June 30, 2001.

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

                         Primedia Inc. and Subsidiaries
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                                       Six Months Ended                    Three Months Ended
                                                                            June 30,                             June 30,
                                                                    2001               2000               2001              2000
                                                                 ---------          ---------          ---------          ---------
Sales, Net:
     Continuing Businesses:
          Consumer                                               $ 634,990          $ 545,753          $ 330,117          $ 280,675
          Business-to-business                                     248,783            245,550            122,570            129,400
          Eliminations                                             (31,737)           (15,955)           (16,540)           (12,309)
                                                                 ---------          ---------          ---------          ---------
              Subtotal                                             852,036            775,348            436,147            397,766
     Non-Core Businesses                                            20,248             54,629              9,131             27,761
                                                                 ---------          ---------          ---------          ---------
              Total                                              $ 872,284          $ 829,977          $ 445,278          $ 425,527
                                                                 =========          =========          =========          =========

EBITDA:
     Continuing Businesses:
          Consumer                                               $  81,002          $  97,437          $  44,691          $  52,043
          Business-to-business                                      44,890             53,284             22,035             34,067
          Corporate                                                (16,238)           (16,315)            (8,008)            (8,203)
                                                                 ---------          ---------          ---------          ---------
              Subtotal                                             109,654            134,406             58,718             77,907
     Non-Core Businesses                                           (23,477)            (6,108)            (9,104)            (5,752)
                                                                 ---------          ---------          ---------          ---------
              Total                                              $  86,177          $ 128,298          $  49,614          $  72,155
                                                                 =========          =========          =========          =========

Operating Income (Loss):
     Continuing Businesses:
          Consumer                                               $ (38,132)         $  39,249          $ (34,444)         $  19,102
          Business-to-business                                      10,378             12,148              4,847              8,711
          Corporate                                                (34,697)           (36,195)           (21,273)           (17,085)
                                                                 ---------          ---------          ---------          ---------
              Subtotal                                             (62,451)            15,202            (50,870)            10,728
     Non-Core Businesses                                           (28,985)             6,988            (11,620)            11,110
                                                                 ---------          ---------          ---------          ---------
              Total                                                (91,436)            22,190            (62,490)            21,838

Other Expense:
     Provision for the impairment of investments                   (30,807)                --            (27,559)                --
     Interest expense                                              (66,854)           (75,319)           (33,694)           (36,963)
     Amortization of deferred
          financing costs                                           (9,063)            (1,939)            (8,050)            (1,000)
     Other, net                                                    (27,328)             8,569             (7,887)             9,057
                                                                 ---------          ---------          ---------          ---------
Net Loss                                                         $(225,488)         $ (46,499)         $(139,680)         $  (7,068)
                                                                 =========          =========          =========          =========

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 9.9% to $852,036 in 2001 from $775,348 in 2000 due to growth in both segments. Total sales, including Non-Core Businesses, increased 5.1% to $872,284 in the first six months of 2001 from $829,977 in the 2000 period.

Since the first quarter of 2000, the Company has entered various assets-for-equity transactions, some of which also included cash consideration. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $46,000 and $3,500 during the six months ended June 30, 2001 and 2000, respectively, and will be substantially reduced in future quarters. In addition, for the six months ended June 30, 2001 and 2000, revenue and expense from barter transactions were approximately $26,000 and $500, respectively.

EBITDA from Continuing Businesses decreased 18.4% to $109,654 in 2001 from $134,406 in 2000 primarily due to larger new media losses. Total EBITDA, including Non-Core Businesses, decreased 32.8% to $86,177 in 2001 from $128,298 in 2000.

Operating income (loss) from Continuing Businesses was $(62,451) in 2001 compared to $15,202 in 2000. This increase in operating loss was primarily attributable to increased operating loss in the consumer segment. Total operating income (loss), including Non-Core Businesses, was $(91,436) in 2001 compared to $22,190 in 2000.

Interest expense decreased by 11.2% in the first six months of 2001 compared to 2000. This decrease is the result of the Company's use of proceeds from the sales of businesses, the Liberty Media investment in April 2000, and cash acquired in connection with the About merger to repay borrowings under its bank credit facilities.

CONSUMER:

Sales from Continuing Businesses increased 16.4% to $634,990 in the first six months of 2001 from $545,753 in 2000 due primarily to growth at the Company's Consumer Guides and apartmentguide.com, growth at certain Enthusiast magazines and the About acquisition whose results are included in the consumer segment for four of the six months ended June 30, 2001. New media sales from Continuing Businesses increased 411.0% to $47,386 in 2001 from $9,274 in 2000 due to the About acquisition and growth at apartmentguide.com. Revenue recognized in connection with assets-for-equity transactions was approximately $39,000 and $3,200 during the six months ended June 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 16.9% to $81,002 in 2001 from $97,437 in 2000. The EBITDA margin for Continuing Businesses decreased to 12.8% in 2001 from 17.9% in 2000. The decrease in margin is primarily attributable to increased Internet spending as a result of the About acquisition.

Operating income (loss) from Continuing Businesses, was $(38,132) in 2001 compared to $39,249 in 2000. The increase in operating loss was primarily attributable to the decrease in EBITDA as well as an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition.

BUSINESS-TO-BUSINESS:

Sales from Continuing Businesses increased 1.3% to $248,783 in the first six months of 2001 from $245,550 in 2000 primarily due to higher new media sales at certain Internet properties and sales growth at PRIMEDIA Workplace Learning. New media sales from Continuing Businesses increased 77.1% to $8,632 in 2001 from $4,874 in 2000. Revenue recognized in connection with assets-for-equity transactions was approximately $7,000 and $300 during the six months ended June 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 15.8% to $44,890 in 2001 from $53,284 in 2000 primarily due to weakness at The Business Magazines & Media Group. The EBITDA margin decreased to 18.0% in 2001 from 21.7% in 2000 primarily due to softness in business-to-business advertising and continued Internet losses.

Operating income from Continuing Businesses decreased to $10,378 in 2001 from $12,148 in 2000. The decrease in operating income is primarily attributable to weakness at The Business Magazines & Media Group partially offset by strength at PRIMEDIA Workplace Learning.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 9.6% to $436,147 in 2001 from $397,766 in 2000 due to growth in the consumer segment. Total sales, including Non-Core Businesses, increased 4.6% to $445,278 in the second quarter of 2001 from $425,527 in the 2000 period. Revenue recognized in connection with assets-for-equity transactions was approximately $17,900 and $3,500 during the three months ended June 30, 2001 and 2000, respectively, and will be substantially reduced in future quarters. In addition, for the three months ended June 30, 2001 and 2000, revenue and expense from barter transactions were approximately $16,000 and $500, respectively.

EBITDA from Continuing Businesses decreased 24.6% to $58,718 in 2001 from $77,907 in 2000 primarily due to softness at the Company's Business Magazines & Media Group and larger new media losses at certain of the Company's consumer internet properties. Total EBITDA, including Non-Core Businesses, decreased 31.2% to $49,614 in 2001 from $72,155 in 2000.

Operating income (loss) from Continuing Businesses was $(50,870) in 2001 compared to $10,728 in 2000. This increase in operating loss was primarily attributable to the decrease in EBITDA as well as an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition. Total operating income (loss), including Non-Core Businesses, was $(62,490) in 2001 compared to $21,838 in 2000.

Interest expense decreased by 8.8% in the second quarter of 2001 compared to 2000. This decrease is the result of the Company's use of proceeds from the sales of businesses, the Liberty Media investment in April 2000, and cash acquired in connection with the About merger to repay borrowings under its bank credit facilities.

CONSUMER:

Sales from Continuing Businesses increased 17.6% to $330,117 in the second quarter of 2001 from $280,675 in 2000 due primarily to growth at the Company's Consumer Guides and apartmentguide.com, growth at certain Enthusiast magazines and the About acquisition whose results are included in the consumer segment for the quarter ended June 30, 2001. New media sales from Continuing Businesses increased 470.0% to $28,688 in 2001 from $5,037 in 2000 due primarily to the About acquisition as well as growth at apartmentguide.com. Revenue recognized in connection with assets-for-equity transactions was approximately $15,700 and $3,200 during the three months ended June 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 14.1% to $44,691 in 2001 from $52,043 in 2000. The EBITDA margin for Continuing Businesses decreased to 13.5% in 2001 from 18.5% in 2000. The decrease is primarily attributable to increased Internet spending.

Operating income (loss) from Continuing Businesses, was $(34,444) in 2001 compared to $19,102 in 2000. The increase in operating loss was primarily attributable to the decrease in EBITDA as well as an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition.

BUSINESS-TO-BUSINESS:

Sales from Continuing Businesses decreased 5.3% to $122,570 in the second quarter of 2001 from $129,400 in 2000 primarily due to softness at The Business Magazines & Media Group. New media sales from Continuing Businesses increased 73.9% to $3,881 in 2001 from $2,232 in 2000. Revenue recognized in connection with assets-for-equity transactions was approximately $2,200 and $300 during the three months ended June 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 35.3% to $22,035 in 2001 from $34,067 in 2000. The EBITDA margin decreased to 18.0% in 2001 from 26.3% in 2000 due to softness in advertising in The Business Magazines & Media Group.

Operating income from Continuing Businesses decreased to $4,847 in 2001 from $8,711 in 2000. The decrease in operating income is primarily attributable to weakness at The Business Magazines & Media Group partially offset by strength at PRIMEDIA Workplace Learning.

FINANCING ARRANGEMENTS

8 7/8% SENIOR NOTES DUE 2011

On May 8, 2001, the Company completed a private offering of $500,000 of 8 7/8% Senior Notes. Proceeds from this offering were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes are fully, unconditionally and jointly and severally guaranteed by each of our domestic restricted subsidiaries. The notes are secured by a pledge of stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns all shares of PRIMEDIA subsidiaries. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest.

If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

NEW CREDIT AGREEMENT

On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of our other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc. Borrowings under the bank credit facilities are guaranteed by each of our wholly owned domestic restricted subsidiaries. The guarantees are full, unconditional and joint and several. Certain of our subsidiaries, which primarily represent Internet assets and businesses, including About.com, as well as our foreign subsidiaries, are not guarantors of the bank credit facilities. The bank credit facilities rank senior in right of payment to all our future subordinated indebtedness.

The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

o a $475,000 revolving loan facility, of which $33,000 was outstanding at June 30, 2001;
o     a term loan A, of which $100,000 was outstanding at June 30, 2001; and
o     a term loan B, of which $425,000 was outstanding at June 30, 2001.

As of June 30, 2001, the Company had $558,000 outstanding, $22,000 letters of credit outstanding and unused bank commitments of approximately $420,000 under the bank credit facilities.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the higher of the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. Additionally, until the Company issues financial statements for the period ending December 31, 2001, the applicable margin for the amounts borrowed will be a minimum of 0.75% for the base rate option and 1.75% for the Eurodollar rate option. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. At June 30, 2001, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 6.46%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

The commitments under the revolving loan commitment are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $23,750 in 2004, $47,500 in 2005, $71,250 in 2006, $142,500 in 2007 and a
final reduction of $190,000 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the bank credit facilities are $2,125 in 2001, $4,250 in 2002 and 2003, $16,750 in 2004, $29,250
in 2005, 2006 and 2007, $16,750 in 2008 and $393,125 in 2009.

The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on our common stock in excess of $75,000 in any given year. Under the most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.80 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1, 2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005. At June 30, 2001, the Company's debt leverage ratio, as defined in the bank credit agreement, was 5.43 to 1.

As a result of the refinancing of the Company's existing bank credit facilities, during the second quarter of 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital, including net assets held for sale and current portion of long-term debt, was $(142,946) at June 30, 2001 as compared to $(346,447) at December 31, 2000. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of certain deferred revenues from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital increased at June 30, 2001 due to increases in net assets held for sale, a reduction of current maturities of the Company's long-term debt as a result a refinancing of the Company's outstanding debt obligations as well as other working capital changes.

Net cash used in operating activities during the six months ended June 30, 2001, after interest payments of $59,816 in 2001 and $75,829 in 2000, was $139,757, as compared to $22,277 during the same 2000 period, due primarily to increased new media losses, as well as other working capital changes. Net additions to property, equipment and other were $26,114 during the six months ended June 30, 2001 compared to $35,442 during the 2000 period due to higher levels of spending last year relating to new office space and capitalized internal use software expenditures. Net cash provided by investing activities during the six months ended June 30, 2001 increased to $57,206 compared to $35,436 in the same 2000 period primarily due to cash acquired from the About acquisition. Net cash provided by (used in) financing activities during the six months ended June 30, 2001 was $72,161, compared to $(10,592) in the same 2000 period primarily due to additional borrowings in 2001.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the next two to three years.

PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

During 2000 and 2001, the Company implemented plans to integrate the Company and consolidate many back office functions. All integration costs were expensed as incurred. $4,304 of integration costs primarily related to the About merger and Company-wide integration efforts have been reclassified to other general expenses. A summary of the status of these plans as of June 30, 2001 is presented below.

2001 PLAN

With the acquisition of About coupled with other cost initiatives, during the first half of 2001, the Company announced the details of a plan that would continue to implement and expand upon the initiatives enacted during 2000. During 2001, the Company recognized approximately $16,800 of severance, closures and integration costs and paid approximately $11,500 of these costs. These severance, closures and integration costs include charges relating to employee termination and other employee costs, contract and lease terminations, consulting, office relocation and recruiting.

A significant portion of the remaining costs are expected to be paid during the remainder of 2001 with the balance to be paid through 2003. The Company is currently developing additional initiatives aimed largely at the consolidation of certain functions and the further integration of the Company, including initiatives attributable to the expected consummation of the EMAP acquisition. Accordingly, the Company expects to record additional severance, closures and integration costs during 2001.

2000 PLAN

During 2000, the Company announced the implementation of a plan to integrate the Company and consolidate many back office functions. During 2001, the Company made payments approximating $5,800 relating to the balance outstanding as of December 31, 2000 in connection with the 2000 plan.

The majority of the remaining costs, which approximates $5,400, are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

As a result of the 2000 and 2001 plans already put in place, the Company will close and consolidate in excess of fifteen office locations and will terminate approximately 630 individuals. All individuals who will be terminated under these plans have been notified. As of June 30, 2001, approximately 550 of those individuals have been terminated.

Management anticipates that these plans will result in significant savings during the remainder of 2001 and beyond.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Emerging Issue Task Force ("EITF") issued EITF Consensus No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of a Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. The EITF consensus must be adopted no later than January 1, 2002. The Company is currently determining the impact of this new consensus.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously voted in favor of two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, eliminates the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings and that goodwill and intangible assets be reviewed for impairment. Under SFAS No. 142, goodwill acquired in a business combination completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001 or later) will not be amortized. The amortization of goodwill for previous acquisitions will cease upon adoption of the SFAS No. 142, which will be January 1, 2002. We are currently determining the impact of SFAS No. 142 on our existing goodwill and intangible assets. Under SFAS No. 142, any goodwill arising from the proposed acquisition of EMAP USA will not be amortized.

RECENT DEVELOPMENTS

On July 2, 2001, the Company entered into a definitive agreement to acquire EMAP USA (formerly known as Petersen Publishing) from EMAP plc. EMAP USA has more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. Under the terms of the agreement, the Company will pay $515,000 for EMAP USA, consisting of $505,000 in cash and warrants granted to EMAP plc to purchase 2 million of PRIMEDIA shares of common stock at $9 per share, which has been valued at approximately $10,000. In order to finance this transaction, the Company (1) initiated a private placement of shares of its common stock for aggregate cash proceeds of $125,000, at least $50,000 of which the Company expects to receive from KKR 1996 Fund L.P. The KKR 1996 Fund L.P. will purchase the common stock at a purchase price per share equal to the price to investors of each share sold in the common stock offering. An affiliate of Kohlberg, Kravis, Roberts & Co. L.P. ("KKR") has agreed to make available to the Company common equity financing up to an aggregate of $125,000. (2) expects to enter into a $125,000 preferred equity financing with an affiliate of KKR and (3) expects to draw upon its revolving credit facility in an amount of approximately $270,000. The shares of the Company's common stock and preferred stock offered in the transactions outlined above have not been registered, and at the time of sale, will not be registered under the Securities Act of 1933. These shares may not be offered or sold in the United States, absent subsequent registration or an applicable exemption from registration. In connection with the equity financings to be made available by KKR, we expect to pay a commitment fee consisting of 1.25 million common stock warrants and a financing fee consisting of 2.62 million common stock warrants. In addition, subject to a vesting schedule, the Company will pay up to an additional 4 million common stock warrants, the unvested portion of which will expire upon the Company's redemption of the KKR preferred equity. In addition, proceeds from certain asset sales, which are expected to be at least $250,000, will be used to deleverage the Company. These assets are currently reported as continuing businesses. The EMAP transaction is subject to customary closing conditions and is expected to close during August 2001.

IMPACT OF INFLATION

The impact of inflation was immaterial during 2000 and through the first six months of 2001. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. The Company's paper expense decreased approximately 4% during the first six months of 2001 compared to 2000. In the first six months of 2001, paper costs represented approximately 6% of the Company's total operating costs and expenses, a decline of 1% from the prior quarter. This decrease is a function of a softening in paper prices, favorable paper purchase contracts and decreased paper consumption through improved distribution and enhanced controls surrounding paper purchases and usage.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six-months of 2001, there were no significant changes related to the Company's market risk exposure.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Shareholders was held on May 17, 2001.

(b)   At the meeting, directors, Thomas S. Rogers, David Bell, Henry
      R. Kravis, George R. Roberts, Michael T. Tokarz, Perry Golkin, Charles G. McCurdy, Beverly C. Chell, Meyer Feldberg, Scott Kurnit and H. John Greeniaus were elected.

(c) Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as to each such matter and director.

      (i)   Election of Directors:

      An election of eleven directors was held and the shares so present were voted for as follows for the election of each of the following:

                                        Number of                 Number of
                                     Shares Voted for          Shares Withheld
                                     ----------------          ---------------
      Thomas S. Rogers                 163,169,848               3,394,757
      David Bell                       165,043,025               1,521,580
      Beverly C. Chell                 163,197,434               3,367,171
      Meyer Feldberg                   165,041,415               1,523,190
      Perry Golkin                     162,565,002               3,999,603
      H. John Greeniaus                164,003,989               2,560,616
      Henry R. Kravis                  163,602,718               2,961,887
      Scott Kurnit                     165,042,825               1,521,780
      Charles G. McCurdy               163,198,604               3,366,001
      George R. Roberts                165,042,467               1,522,138
      Michael T. Tokarz                162,565,007               3,999,598

      (ii) The approval of the an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 250 million to 300 million was ratified with 165,267,892 votes for, 1,276,397 votes against and 20,316 votes abstaining.

      (iii) The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 was ratified with 166,522,935 votes for, 41,264 votes against and 406 votes abstaining.

Item 6. REPORTS ON FORM 8-K

On April 26, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K/A to announce the completion of the merger of a newly formed, wholly owned subsidiary of the Company with and into About.com, Inc. This report included proforma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIMEDIA INC.
                                        -------------
                                        (Registrant)


   Date:      August 14, 2001              /s/  Thomas S. Rogers
           ------------------------     ----------------------------------------
                                                      (Signature)
                                        Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


   Date:      August 14, 2001             /s/  Lawrence R. Rutkowski
           ------------------------     ----------------------------------------
                                                    (Signature)
                                        Executive Vice President and Chief
                                           Financial Officer
                                          (Principal Financial Officer)