Form 10-Q
period 2001-09-30
PRIMEDIA INC
filed 2001-11-14
CIK 884382

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                      For Quarter Ended: September 30, 2001

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

                                 Yes |X| No |_|

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2001: 244,527,417

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at October 31, 2001 was approximately $175.4 million.

                                  PRIMEDIA Inc.

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 (Unaudited) as of September 30, 2001 and
                 December 31, 2000                                         2

                 Condensed Statements of Consolidated
                 Operations (Unaudited) for the nine months
                 ended September 30, 2001 and 2000                         3

                 Condensed Statements of Consolidated
                 Operations (Unaudited) for the three months
                 ended September 30, 2001 and 2000                         4

                 Condensed Statements of Consolidated
                 Cash Flows (Unaudited) for the nine months
                 ended September 30, 2001 and 2000                         5

                 Notes to Condensed Consolidated
                 Financial Statements (Unaudited)                         6-29

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            30-40

         ITEM 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                              41

PART II. OTHER INFORMATION:

         ITEM 6. Reports on Form 8-K                                      42

         Signatures                                                       43

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        September 30,    December 31,
                                                                             2001             2000
                                                                        -------------    -------------
                                                                         (dollars in thousands, except
                                                                              per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                          $      10,508    $      23,690
     Accounts receivable, net                                                 323,676          265,946
     Inventories, net                                                          55,457           28,681
     Net assets held for sale                                                  20,677            5,000
     Prepaid expenses and other                                                71,092           43,630
                                                                        -------------    -------------
         Total current assets                                                 481,410          366,947

Property and equipment, net                                                   191,497          175,560
Other intangible assets, net                                                  656,982          506,156
Excess of purchase price over net assets acquired, net                      1,836,006        1,141,436
Deferred income tax asset, net                                                135,000          135,000
Other investments                                                              71,002          265,468
Other non-current assets                                                       93,677           86,912
                                                                        -------------    -------------
                                                                        $   3,465,574    $   2,677,479
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                   $     115,807    $     120,786
     Accrued interest payable                                                  43,004           18,822
     Accrued expenses and other                                               258,824          222,773
     Deferred revenues                                                        222,954          235,548
     Current maturities of long-term debt                                       7,922          115,465
                                                                        -------------    -------------
         Total current liabilities                                            648,511          713,394
                                                                        -------------    -------------

Long-term debt                                                              2,026,734        1,503,188
                                                                        -------------    -------------
Deferred revenues                                                              49,059          112,296
                                                                        -------------    -------------
Other non-current liabilities                                                  35,973           23,303
                                                                        -------------    -------------
Exchangeable preferred stock                                                  562,549          561,324
                                                                        -------------    -------------

Shareholders' equity (deficiency):
     Series J convertible preferred stock                                     115,507               --
     Common stock ($.01 par value, 251,995,110 shares and
        167,798,702 shares issued at September 30, 2001 and December
        31, 2000, respectively)                                                 2,520            1,678
     Additional paid-in capital (including warrants of $26,390 at
         September 30, 2001)                                                2,281,585        1,366,950
     Accumulated deficit                                                   (2,146,249)      (1,603,096)
     Accumulated other comprehensive loss                                      (5,689)          (1,558)
     Unearned compensation                                                    (30,061)              --
     Common stock in treasury, at cost (7,467,693 shares and 0 shares
         at September 30, 2001 and December 31, 2000, respectively)           (74,865)              --
                                                                        -------------    -------------
         Total shareholders' equity (deficiency)                              142,748         (236,026)
                                                                        -------------    -------------

                                                                        $   3,465,574    $   2,677,479
                                                                        =============    =============

     See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,

                                                                            2001              2000
                                                                        -------------    -------------
                                                                        (dollars in thousands, except
                                                                                per share amounts)
Sales, net                                                              $   1,290,906    $   1,231,624

Operating costs and expenses:
     Cost of goods sold                                                       324,757          299,560
     Marketing and selling                                                    318,812          289,944
     Distribution, circulation and fulfillment                                214,046          189,011
     Editorial                                                                116,861           94,027
     Other general expenses                                                   184,770          162,126
     Corporate administrative expenses (excluding $60,167 and $19,500 of non-cash compensation and non-recurring charges in 2001
         and 2000, respectively)                                               24,339           24,632
     Depreciation of property and equipment                                    46,710           39,760
     Amortization of intangible assets, excess of purchase
         price over net assets acquired and other                             242,662           98,279
     Non-cash compensation and non-recurring charges                           60,167           26,900
     Provision for severance, closures and integration costs                   28,135           19,008
     Gain on sales of businesses and other, net                                  (433)         (26,824)
                                                                        -------------    -------------

Operating income (loss)                                                      (269,920)          15,201
Other income (expense):
     Provision for the impairment of investments                              (88,492)              --
     Interest expense                                                        (106,403)        (109,434)
     Amortization of deferred financing costs                                 (10,007)          (2,899)
     Other, net                                                               (28,535)           7,614
                                                                        -------------    -------------
Net loss                                                                     (503,357)         (89,518)

Preferred stock dividends and related accretion                               (42,295)         (39,797)
                                                                        -------------    -------------
Loss applicable to common shareholders                                  $    (545,652)   $    (129,315)
                                                                        =============    =============

Basic and diluted loss applicable to common shareholders per
     common share                                                       $       (2.62)   $       (0.81)
                                                                        =============    =============

Basic and diluted common shares outstanding (weighted average)            208,061,160      158,977,115
                                                                        =============    =============

     See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                               Three Months Ended
                                                                                  September 30,

                                                                               2001            2000
                                                                          -------------    -------------
                                                                          (dollars in thousands, except
                                                                                per share amounts)
Sales, net                                                                $     418,623    $     401,647

Operating costs and expenses:
     Cost of goods sold                                                         110,280          100,202
     Marketing and selling                                                      100,397          101,730
     Distribution, circulation and fulfillment                                   75,097           61,662
     Editorial                                                                   39,150           29,558
     Other general expenses                                                      60,002           56,152
     Corporate administrative expenses (excluding $47,440 and $2,354 of non-cash compensation and non-recurring charges in 2001
         and 2000, respectively)                                                  8,249            8,317
     Depreciation of property and equipment                                      15,865           12,855
     Amortization of intangible assets, excess of purchase
         price over net assets acquired and other                               124,924           31,857
     Non-cash compensation and non-recurring charges                             47,440            2,354
     Provision for severance, closures and integration costs                     15,633            2,291
     Loss on sales of businesses and other, net                                      70            1,658
                                                                          -------------    -------------

Operating loss                                                                 (178,484)          (6,989)
Other expense:
     Provision for the impairment of investments                                (57,684)              --
     Interest expense                                                           (39,549)         (34,114)
     Amortization of deferred financing costs                                      (944)            (960)
     Other, net                                                                  (1,208)            (956)
                                                                          -------------    -------------
Net loss                                                                       (277,869)         (43,019)

Preferred stock dividends and related accretion                                 (14,948)         (13,266)
                                                                          -------------    -------------
Loss applicable to common shareholders                                    $    (292,817)   $     (56,285)
                                                                          =============    =============

Basic and diluted loss applicable to common shareholders per
     common share                                                         $       (1.29)   $       (0.34)
                                                                          =============    =============

Basic and diluted common shares outstanding (weighted average)              227,640,526      166,639,589
                                                                          =============    =============

See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30,

                                                                                         2001           2000
                                                                                      -----------    ---------
                                                                                        (dollars in thousands)
OPERATING ACTIVITIES:
    Net loss                                                                          $  (503,357)   $ (89,518)
    Adjustments to reconcile net loss to net cash used in
       operating activities                                                               400,090      134,086
    Changes in operating assets and liabilities                                           (44,263)     (66,577)
                                                                                      -----------    ---------
         Net cash used in operating activities                                           (147,530)     (22,009)
                                                                                      -----------    ---------

INVESTING ACTIVITIES:
    Additions to property, equipment and other, net                                       (39,139)     (53,595)
    Proceeds from sales of businesses and other, net                                        6,731      142,039
    Payments for businesses acquired, net of cash acquired                               (432,035)     (24,443)
    Payments for other investments                                                        (15,248)     (67,413)
                                                                                      -----------    ---------

         Net cash used in investing activities                                           (479,691)      (3,412)
                                                                                      -----------    ---------

FINANCING ACTIVITIES:
    Borrowings under credit agreements                                                  1,384,700      436,550
    Repayments of borrowings under credit agreements                                   (1,450,700)    (549,991)
    Proceeds from issuance of 87/8% Senior Notes, net                                     492,685           --
    Payments of acquisition obligation                                                     (8,833)      (9,933)
    Proceeds from issuances of common stock, net of redemptions                           130,100      209,743
    Proceeds from issuance of Series J Convertible Preferred
       Stock and related warrant                                                          125,000           --
    Taxes paid associated with stock option exercises                                          --      (16,891)
    Purchases of common stock for the treasury                                                 --         (385)
    Dividends paid to preferred stock shareholders                                        (39,795)     (39,797)
    Deferred financing costs paid                                                         (16,790)        (175)
    Other                                                                                  (2,328)      (2,700)
                                                                                      -----------    ---------

         Net cash provided by financing activities                                        614,039       26,421
                                                                                      -----------    ---------

Increase (decrease) in cash and cash equivalents                                          (13,182)       1,000
Cash and cash equivalents, beginning of period                                             23,690       28,661
                                                                                      -----------    ---------
Cash and cash equivalents, end of period                                              $    10,508    $  29,661
                                                                                      ===========    =========

Supplemental information:
    Cash interest paid                                                                $    82,360    $ 108,191
                                                                                      ===========    =========
    Businesses acquired:
         Fair value of assets acquired                                                $ 1,478,287    $  46,177
         Less: Liabilities assumed                                                        236,213       21,734
         Less: Stock and stock option consideration for About.com, Inc. acquisition       700,549           --
         Less: Cash acquired in connection with the About.com, Inc. acquisition           109,490           --
                                                                                      -----------    ---------
       Payments for businesses acquired, net of cash acquired                         $  (432,035)   $ (24,443)
                                                                                      ===========    =========
    Non-cash activities:
       Stock option exercise transactions                                             $        --    $  17,498
                                                                                      ===========    =========
       Exchange of the Company's common shares and stock options for all
            outstanding shares and stock options of About.com, Inc.                   $   700,549    $      --
                                                                                      ===========    =========
       Exchange of the Company's common shares for common shares of
            CMGI, Inc.                                                                $        --    $ 164,000
                                                                                      ===========    =========
       Exchange of the Company's common shares for common shares of
            Internet Gift Registries                                                  $     6,457    $      --
                                                                                      ===========    =========
       Conversion of the Company's investment in About.com, Inc. common shares held prior to the merger date into the Company's treasury
            stock                                                                     $    74,865    $      --
                                                                                      ===========    =========
       Compensatory common shares and stock options issued in connection
            with About.com, Inc. acquisition                                          $    58,827    $      --
                                                                                      ===========    =========
       Issuance of warrants in connection with EMAP, Inc. acquisition
            and related financing                                                     $    15,622    $      --
                                                                                      ===========    =========
       Accretion in carrying value of preferred stock                                 $     2,500    $      --
                                                                                      ===========    =========
       Advertising-for-equity transactions                                            $    27,523    $  76,480
                                                                                      ===========    =========

     See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2000, which is included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The operating results for the nine and three-month periods ended September 30 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the presentation as of and for the nine and three-month periods ended September 30, 2001.

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

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously voted in favor of two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, eliminates the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings and that goodwill and intangible assets be reviewed for impairment. Under SFAS No. 142, goodwill acquired in a business combination completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001 or later) will not be amortized. The amortization of goodwill for previous acquisitions will cease upon adoption of the SFAS No. 142, which will be January 1, 2002. We are currently determining the impact of SFAS No. 142 on our existing goodwill and intangible assets. The acquisition of the publishing business of EMAP, Inc. ("EMAP") from EMAP America Partners is being accounted for in accordance with SFAS No. 141 and any goodwill which arises from the acquisition has not and will not be amortized in accordance with SFAS No 142.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first quarter of 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 by the first quarter of fiscal 2002. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. For the nine months ended September 30, 2001 and 2000, revenue and expense from barter transactions were approximately $35,000 and $2,000, respectively.

2. ACQUISITIONS AND DIVESTITURES

On February 28, 2001, the Company completed its merger with About.com, Inc. ("About"). About is a platform comprised of a network of more than 400 highly targeted topic-specific websites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related websites. This merger creates an integrated traditional and new media company, providing a vast array of marketing solutions to advertisers and niche content to users.

Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company or 2.3409 Company shares for each About share. The preliminary purchase cost allocations for the About acquisition is subject to adjustment and will be finalized once additional information concerning asset and liability valuations is obtained. An independent appraisal will be completed during 2001 and will be used to allocate the purchase price to identifiable intangibles. The final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at September 30, 2001. The excess of purchase price over net assets acquired related to the About merger is being amortized over an estimated useful life of three years. The Company believes that a three-year life is responsive to the rapid rate of change in the Internet industry and is consistent with other recent mergers of a comparable nature. The Company has determined that the value of its shares of common stock issued is $11.81 per share, based on the weighted-average market values for the two days prior and two days succeeding the acquisition announcement date. The fair value of the vested and unvested options issued was determined using a Black Scholes pricing model. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:

Total number of shares of PRIMEDIA common stock
issued to consummate the merger                                                   44,951,034

Fair value per share of PRIMEDIA common stock                                   $      11.81
                                                                                ------------

Value of shares of PRIMEDIA common stock issued                                      530,872

Fair value of replacement options issued (13,383,579 options)                        102,404

Less: Unearned compensation relating to unvested options                              (7,592)

Cost of About shares acquired prior to the merger converted to
     treasury stock                                                                   74,865

Direct merger costs                                                                   12,000
                                                                                ------------

Total purchase price                                                                 712,549

Less: Fair value of net tangible assets of About                                     168,744
                                                                                ------------

Excess of purchase price over net assets acquired and intangible assets         $    543,805
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

On August 24, 2001, the Company acquired 100% of the outstanding common stock of the publishing business of EMAP from EMAP America Partners. EMAP publishes more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. The acquisition of EMAP is expected to strengthen the Company's unique mix of category specific endemic advertising as well as circulation revenue which is an increasingly important component of the Company's financial model. Further, this acquisition advances PRIMEDIA to the number two spot in the magazine industry in revenue and single copy sales, and further cements the Company's position as the number one producer of magazine editorial and advertising pages each month. The total consideration was $525,000 comprised of $515,000 in cash, including working capital and other settlements of $10,000 and a warrant to acquire 2,000,000 shares of the Company's common stock. The fair value of the warrant was approximately $10,000 and was determined using a Black Scholes pricing model.

The Company has financed the acquisition of EMAP by (1) issuing $125,000 of Series J Convertible Preferred Stock to KKR 1996 Fund (a partnership associated with Kohlberg Kravis Roberts & Co. L.P., a related party of the Company) and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27,2001, KKR 1996 Fund converted all of the issued and outstanding shares of the Series K Convertible Preferred Stock into 15,795,745 shares of the Company's common stock.

The Series J Convertible Preferred Stock is convertible at the option of the holder one year from the date of issuance, into shares of the Company's common stock at a conversion price of $125,000 divided by $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in kind. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date. In addition, the Company may issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. The financial statements do not reflect the issuance of the additional 4,000,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

The 1,250,000 warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $10,768 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company is accreting the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid in capital over a one year period as the earliest date at which the preferred stock is convertible is one year from the date of issuance.

The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

Purchase consideration
(including working captial and other settlements)             $525,000

Add: Fair value of net tangible liabilities of EMAP              1,053
                                                              --------

Total excess of purchase price over net assets acquired and
intangible assets                                             $526,053
                                                              ========

The purchase price has been allocated based on management's best estimate of the fair value of assets acquired and liabilities assumed based on the historical financial statements of EMAP. The excess purchase price over the fair value of net tangible liabilities acquired has been allocated to other intangibles and goodwill based on an analysis of the Company's past experience with similar acquisitions. Of the total excess of purchase price over net assets acquired and intangible assets, $368,237 has been allocated to excess of purchase price over net assets acquired which will not be amortized under SFAS No. 142 and $157,816 has been allocated to other intangible assets, which is being amortized over a 15 year period. This adjustment is based upon preliminary estimates to reflect the allocation of purchase consideration to the acquired assets and liabilities of EMAP and does not include an estimate for direct acquisition costs likely to be incurred in the future. The final allocation of the purchase consideration will be determined based on an independent appraisal and a comprehensive final evaluation of the fair values and useful lives of EMAP's tangible assets acquired, identifiable intangible assets and excess of purchase price over net assets acquired at the time of the acquisition. The final determination may result in asset and liability fair values and useful lives that are different than the preliminary estimates of these amounts.

The About and EMAP transactions are being accounted for under the purchase method of accounting. The Company's consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2000. The unaudited pro forma results for the three and nine months ended September 30, 2000 include EMAP results for the three and nine months ended December 31, 2000. In accordance with SFAS No. 142, these pro forma adjustments assume that none of the goodwill associated with the EMAP acquisition will be amortized. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2000, nor is it necessarily indicative of future results.

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                         2001                 2000
                                                                     -------------        ------------
                                                                       (dollars in thousands, except
                                                                              per share amounts)
Sales, net                                                           $   1,487,675        $   1,583,560

Loss applicable to common shareholders                               $    (649,126)       $    (319,916)

Basic and diluted loss applicable to common shareholders
   per common share                                                  $       (2.68)       $       (1.40)

Weighted average shares used in basic and diluted loss
   applicable to common shareholders per common share                  242,552,948          228,752,514

                                                                      Three Months Ended September 30,
                                                                     ---------------------------------
                                                                         2001                   2000
                                                                     -------------        ------------
                                                                      (dollars in thousands, except
                                                                              per share amounts)
Sales, net                                                           $     470,299        $     526,457

Loss applicable to common shareholders                               $    (291,045)       $    (120,720)

Basic and diluted loss applicable to common shareholders
   per common share                                                  $       (1.18)       $       (0.51)

Weighted average shares used in basic and diluted loss
   applicable to common shareholders per common share                  246,233,030          236,844,650

In addition, during the nine months ended September 30, 2001, the Company completed several other smaller acquisitions. These smaller acquisitions are not material to the proforma disclosures above and are therefore not included therein.

In April 2001, the Company completed the sale of QWIZ, Inc. for $7,000 of cash. The related gain on the sale of QWIZ, Inc. approximates $300 and is included in
(gain) loss on sales of businesses and other, net on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2001.

3. INVENTORIES, NET

Inventories consist of the following:

                                                  September 30,       December 31,
                                                       2001                2000
                                                  -------------       -------------
Finished goods                                    $       8,287       $      10,556
Work in process                                             123                  78
Raw materials                                            48,432              21,233
                                                  -------------       -------------
                                                         56,842              31,867
Less: Allowance for obsolescence                          1,385               3,186
                                                  -------------       -------------
                                                  $      55,457       $      28,681
                                                  =============       =============

4. OTHER INVESTMENTS

Other investments consist of the following:

                                                  September 30,       December 31,
                                                       2001                2000
                                                  -------------       -------------
Cost method investments                           $      53,061       $     161,433
Equity method investments                                13,905              73,703
Available-for-sale securities                             4,036              19,708
Advances and other                                           --              10,624
                                                  -------------       -------------
                                                  $      71,002       $     265,468
                                                  =============       =============

Available-for-sale securities consist of the following:

                                                Unrealized         Unrealized           Market
                                Cost              Gains              Losses             Value
                            ------------       ------------       ------------       ------------
At September 30, 2001       $      4,036       $         --       $         --       $      4,036
                            ============       ============       ============       ============

At December 31, 2000        $     19,015       $        693       $         --       $     19,708
                            ============       ============       ============       ============

In the first quarter of 2000, the Company sold two investments in marketable securities for total proceeds of $11,279 and realized a gain of $10,689, which is included in gain on sales of businesses and other, net on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2000. The Company recorded an unrealized loss of $693 and $219,364 for the nine months ended September 30, 2001 and 2000, respectively, related to investments in marketable securities. The unrealized gains and losses are recorded as a component of other comprehensive income (loss) ("OCI") within shareholders' equity (deficiency) (see Note 9). In addition, for the nine months ended September 30, 2001, the Company recorded realized losses of $7,029 and $658 related to its investment in CMGI, Inc. and Liberty Digital. Inc, respectively, as the decline in the market value of the investment was deemed to be other than temporary.

ASSETS-FOR-EQUITY TRANSACTIONS

During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled approximately $49,000 (approximately $38,000 representing cost method investments and, approximately $11,000 representing equity method investments) and $213,000 (approximately $140,000 representing cost method investments and approximately $73,000 representing equity method investments) at September 30, 2001 and December 31, 2000, respectively. At December 31, 2000, $67,000 of these cost method investments represented assets-for-equity transactions with About which were eliminated in consolidation upon the completion of the merger. Including advances to the Investees, approximately $10,500 and $39,000 of the investment as of September 30, 2001 and December 31, 2000, respectively, was in cash. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. During the nine months ended September 30, 2001 and 2000, the Company recorded revenue from these agreements approximating $51,000 and $11,000, respectively. The 2001 revenue amount includes revenue from the Company's transactions with About for the first two months of 2001 (approximately 40% of total) as well as revenue from the Company's equity method Investees. At September 30, 2001 and December 31, 2000, respectively, approximately $20,000 and $146,000 relating to these agreements is included as deferred revenues on the accompanying condensed consolidated balance sheets.

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

The Company continually evaluates all of its investments for potential impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. During the nine months ended September 30, 2001, the Company recorded a provision for impairment of its investments in certain Investees of $73,000 as the decline in value of the investments was deemed to be other than temporary.

During the nine months ended September 30, 2001 and 2000, respectively, the Company recorded approximately $31,000 and $0 of equity method losses from Investees, which is included in other, net on the accompanying condensed statements of consolidated operations and consolidated cash flows, and during the nine months ended September 30, 2001 and 2000, respectively, the Company recognized approximately $7,200 and $0 of revenue related to the equity method Investees.

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

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                 September 30,       December 31,
                                                      2001                2000
                                                 -------------       -------------
Borrowings under credit facilities               $     864,000       $     930,000
  10 1/4% Senior Notes due 2004                        100,000             100,000
  8 1/2% Senior Notes due 2006                         299,321             299,226
  7 5/8% Senior Notes due 2008                         248,977             248,879
  8 7/8% Senior Notes due 2011                         492,859                  --
                                                 -------------       -------------
                                                     2,005,157           1,578,105
Obligation under capital leases                         29,499              31,478
Acquisition obligation payable                              --               9,070
                                                 -------------       -------------
                                                     2,034,656           1,618,653
Less: Current maturities of long-term debt               7,922             115,465
                                                 -------------       -------------
                                                 $   2,026,734       $   1,503,188
                                                 =============       =============

8 7/8% SENIOR NOTES DUE 2011

On May 8, 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Proceeds from this offering were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes are fully, unconditionally and jointly and severally guaranteed by each of the Company's domestic restricted subsidiaries. The notes are secured by a pledge of stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns all shares of PRIMEDIA subsidiaries. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest.

If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

NEW CREDIT AGREEMENT

On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of the Company's other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc. Borrowings under the bank credit facilities are guaranteed by each of the Company's wholly owned domestic restricted subsidiaries. The guarantees are full, unconditional and joint and several. Certain of the Company's subsidiaries, which primarily represent Internet assets and businesses, including About.com, investment properties and foreign subsidiaries, are not guarantors of the bank credit facilities.

The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

o a $475,000 revolving loan facility, of which $339,000 was outstanding at September 30, 2001;
o     a term loan A, of which $100,000 was outstanding at September 30, 2001;
      and
o     a term loan B, of which $425,000 was outstanding at September 30, 2001.

As of September 30, 2001, the Company had $864,000 borrowings outstanding, $27,090 letters of credit outstanding and unused bank commitments of approximately $110,600 under the bank credit facilities.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. Additionally, until the Company issues financial statements for the period ending December 31, 2001, the applicable margin for the amounts borrowed will be a minimum of 0.75% for the base rate option and 1.75% for the Eurodollar rate option. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. At September 30, 2001, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 5.63%.

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

The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on the Company's common stock in excess of $75,000 in any given year. Under the most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.80 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and
January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1,
2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005.

As a result of the refinancing of the Company's existing bank credit facilities, the Company wrote-off the remaining balances of deferred financing costs originally recorded. This amount is included in amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2001.

6. EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:

                                                   September 30,        December 31,
                                                       2001                2000
                                                   -------------       -------------
$10.00 Series D Exchangeable Preferred Stock       $     196,543       $     196,133
$9.20 Series F Exchangeable Preferred Stock              121,676             121,361
$8.625 Series H Exchangeable Preferred Stock             244,330             243,830
                                                   -------------       -------------
                                                   $     562,549       $     561,324
                                                   =============       =============

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value $10.00 Series D Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 2001 and December 31, 2000. The liquidation and redemption value at September 30, 2001 and December 31, 2000 was $200,000.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 2001 and December 31, 2000. The liquidation and redemption value at September 30, 2001 and December 31, 2000 was $125,000.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value $8.625 Series H Exchangeable Preferred Stock, all of which was issued and outstanding at September 30, 2001 and December 31, 2000. The liquidation and redemption value at September 30, 2001 and December 31, 2000 was $250,000.

7. NON-CASH COMPENSATION AND NON-RECURRING CHARGES

During the nine months ended September 30, 2001, the Company recorded $60,167 of non-cash compensation and non-recurring charges relating primarily to the commitments related to the About acquisition. These non-cash compensation charges consist of a $15,565 charge related to certain restricted stock and option grants to key executives of About, a $2,352 charge related to the intrinsic value of unvested "in-the-money" options issued in connection with the About merger, an $1,104 charge related to the vesting of stock in connection with an acquisition and a $10,849 charge related to a non-cash severance arrangement with a key executive. These non-recurring charges consist of a $28,611 charge related to arrangements with certain executives of About and a $1,686 charge related to non-recurring compensation arrangements with certain senior executives.

During the nine months ended September 30, 2000, the Company recorded $26,900 of non-cash compensation and non-recurring charges primarily relating to the hiring and retention of certain key executives. These non-cash compensation charges consist of a $7,062 pro-rata charge related to 1,380,711 shares of common stock granted to a senior executive in 1999, and a $12,438 charge related to the extension of stock option expiration periods for a senior executive during the first quarter of 2000. During the second quarter of 2000, the Company recorded $7,400 of non-cash non-recurring charges relating to the recoverability of certain assets of our business-to-business segment.

8. PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

During 2001 and 2000, the Company implemented plans to integrate the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All integration charges were expensed as incurred. $6,477 and $2,173 of integration costs primarily related to the About merger and Company-wide integration efforts have been reclassified to other general expenses in the accompanying condensed statement of consolidated operations for the nine and three months ended September 30, 2001, respectively. A summary of the status of these plans as of September 30, 2001 is presented below.

2001 PLAN

With the acquisition of About coupled with other cost initiatives, during the first quarter of 2001, the Company announced the details of plans that would continue to implement and expand upon the initiatives enacted during 2000. In the first quarter of 2001, the Company recorded a severance and closure charge of $3,034 and integration costs of $3,453, and in the second quarter of 2001, the Company recorded a severance and closure charge of $4,535 and integration costs of $5,784. The Company continued to implement these initiatives in the third quarter of 2001, recording severance and closure charges of $14,967 and integration costs of $2,839. Details of the initiatives implemented in the nine months ended September 30, 2001 are presented in the following table:

                               For the Nine Months Ended and as of September 30, 2001
                               ------------------------------------------------------

                                    Provision         Payments    Ending Liability
                               -------------------  ------------  -------------------
Severance and closures:
  Employee-related
     termination costs              $   15,776       $    5,748       $   10,028
  Termination of leases
     related to office
     closures                            3,434              314            3,120
  Termination of
     Contracts                           3,326            1,517            1,809
                                    ----------       ----------       ----------
                                        22,536            7,579           14,957
                                    ----------       ----------       ----------
Integration:
  Consulting services                    6,025            5,669              356
  Relocation, recruiting
     and other employee costs            5,306            5,306               --
  Other                                    745              625              120
                                    ----------       ----------       ----------

                                        12,076           11,600              476
                                    ----------       ----------       ----------
Total severance, closures and
     integration costs              $   34,612       $   19,179       $   15,433
                                    ==========       ==========       ==========

A significant portion of the remaining costs are expected to be paid during the remainder of 2001 with the balance, primarily related to leases, to be paid through 2006. The Company is currently developing additional initiatives aimed largely at the consolidation of certain functions and the further integration of the Company, including initiatives attributable to the consummation of the EMAP acquisition, and accordingly expects to record additional severance, closures and integration charges during the fourth quarter of 2001.

2000 PLAN

During 2000, the Company announced the implementation of a plan to integrate the Company and consolidate many back office functions. Details of the 2001 payments related to the initiatives implemented during 2000 are presented in the following table:

                                                      Payments during the
                                                          Nine Months
                                     Liability as of          Ended           Liability as of
                                    December 31, 2000  September 30, 2001   September 30, 2001
                                    -----------------  ------------------  ---------------------
Severance and closures:
  Employee-related
     termination contract costs          $ 7,063             $ 5,871                $ 1,192
  Termination of
     contracts                             1,519                 127                  1,392
  Termination of leases
     related to office closures            1,531                 150                  1,381
  Other                                       96                  68                     28
                                         -------             -------                -------
                                          10,209               6,216                  3,993
                                         -------             -------                -------

Integration:
  Consulting services                        498                 498                     --
  Relocation, recruiting
     and other employee costs                462                 458                      4
                                         -------             -------                -------
                                             960                 956                      4
                                         -------             -------                -------

Total severance, closures and
     integration costs                   $11,169             $ 7,172                $ 3,997
                                         =======             =======                =======

The majority of the remaining costs incurred in connection with the 2000 plan are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

During the nine months ended September 30, 2000, the Company recorded approximately $7,700 of integration costs relating to a management reorganization. These integration costs consisted of approximately $5,500 for consultants related to sourcing and integration initiatives, approximately $1,500 related to recruiting for senior executives hired during the first nine months of 2000 and approximately $700 related to other costs.

During the nine months ended September 30, 2000, in conjunction with these plans, the Company recorded a pre-tax severance and closure charge of approximately $11,300. The charge recorded on the accompanying condensed consolidated statements of operations, is comprised of the following: approximately $7,400 of severance and other employee costs, approximately $2,000 of lease obligations, approximately $1,700 of contract termination costs related to pre-press and licensing agreements and approximately $200 of other exit costs.

As a result of the 2000 and 2001 plans already put in place, the Company will close and consolidate in excess of fifteen office locations and will terminate approximately 1,000 individuals. All individuals who will be terminated under these plans have been notified. As of September 30, 2001, approximately 985 of those individuals have been terminated.

The liabilities representing the provision for severance, closures and integration costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

9. COMPREHENSIVE LOSS

Comprehensive loss for the nine and three months ended September 30, 2001 and 2000 is presented in the following tables:

                                                                        Nine Months Ended
                                                               September 30,           September 30,
                                                                    2001                    2000
                                                               -------------           -------------
Net loss                                                       $    (503,357)          $     (89,518)
Other comprehensive loss:
     Unrealized loss on available-for-sale securities                   (693)               (219,364)
     SFAS No.133 derivative adjustments                               (3,167)                     --
     Foreign currency translation adjustments                           (271)                   (619)
                                                               -------------           -------------
Total comprehensive loss                                       $    (507,488)          $    (309,501)
                                                               =============           =============

                                                                        Three Months Ended
                                                               September 30,           September 30,
                                                                    2001                    2000
                                                               -------------           -------------
Net loss                                                       $    (277,869)          $     (43,019)
Other comprehensive income (loss):
     Unrealized loss on available-for-sale securities                 (1,895)                (46,735)
     SFAS No.133 derivative adjustments                                   18                      --
     Foreign currency translation adjustments                            155                    (411)

                                                               -------------           -------------
Total comprehensive loss                                       $    (279,591)          $     (90,165)
                                                               =============           =============

10. LOSS PER COMMON SHARE

Loss per share for the nine and three-month periods ended September 30, 2001 and 2000 has been determined based on net loss after preferred stock dividends and related accretion, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

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

At September 30, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest (average rate of 6.3%) and receive variable-rates of interest (average rate of 3.8%) on $200,000 of notional amounts of indebtedness, which resulted in approximately 33% of the Company's total debt being subject to variable interest rates. For the nine months ended September 30, 2001, the Company's interest rate swap contracts were considered to be highly effective. Accordingly, the increase in fair value of these contracts of $1,920 for the nine months ended September 30, 2001 and the decrease in fair value of these contracts of $18 for the three months ended September 30, 2001, were deferred and recognized as a component of OCI. As a result of the fact that the Company's interest rate swap contracts are expected to be highly effective in the future, the Company does not expect to reclassify any material amounts from OCI to earnings during the next twelve-month period. The only transaction that would result in such a reclassification would be the cancellation and subsequent unwinding of the interest rate swap contracts.

NON-HEDGING DERIVATIVES

During 2000, in connection with certain of the Company's strategic investments in Investees, the Company received options and/or warrants representing the Company's right to acquire additional equity interests in certain Investees in exchange for cash, additional advertising space or other services. In accordance with SFAS No. 133, those options/warrants which permit "net settlement" qualify as derivatives. Accordingly, those option/warrant agreements which qualify as derivatives are reflected at fair value on the Company's condensed consolidated balance sheet as of September 30, 2001 and the change in fair value of these derivatives are recognized in earnings. For the nine months ended September 30, 2001, the decrease in fair value of the non-hedging derivatives was $9 and for the three months ended September 30, 2001, the increase in fair value of the non-hedging derivatives was $49 and are included on the condensed statement of consolidated operations as other, net.

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

Certain amounts in the prior periods have been reclassified to conform to the presentation for the nine and three-month periods ended September 30, 2001.

                                                    Nine Months Ended               Three Months Ended
                                                       September 30,                   September 30,
                                                  2001            2000            2001            2000
                                               -----------     -----------     -----------     -----------
SALES, NET:
Consumer                                       $   950,645     $   820,700     $   315,655     $   274,947
Business-to-Business                               353,204         365,758         104,423         120,208
Eliminations                                       (44,275)        (29,282)        (12,539)        (13,327)
Other:
     Non-Core Businesses                            31,332          74,448          11,084          19,819
                                               -----------     -----------     -----------     -----------
Total                                          $ 1,290,906     $ 1,231,624     $   418,623     $   401,647
                                               ===========     ===========     ===========     ===========

EBITDA (1):
Consumer                                       $   107,340     $   140,167     $    26,342     $    42,730
Business-to-Business (2)                            61,339          77,927          16,446          24,643
Other:
     Corporate                                     (24,499)        (24,632)         (8,260)         (8,317)
     Non-Core Businesses                           (30,382)        (21,138)         (6,907)        (15,030)
                                               -----------     -----------     -----------     -----------
Total                                          $   113,798     $   172,324     $    27,621     $    44,026
                                               ===========     ===========     ===========     ===========

The following is a reconciliation of EBITDA to operating income (loss):

                                                    Nine Months Ended               Three Months Ended
                                                       September 30,                   September 30,
                                                  2001            2000            2001            2000
                                               -----------     -----------     -----------     -----------
Total EBITDA (1)                               $   113,798     $   172,324     $    27,621     $    44,026
Depreciation of property and equipment             (46,710)        (39,760)        (15,865)        (12,855)
Amortization of intangible assets, excess
  of purchase price over net assets
  acquired and other                              (242,662)        (98,279)       (124,924)        (31,857)
Non-cash compensation and
  non-recurring charges                            (60,167)        (26,900)        (47,440)         (2,354)
Provision for severance, closures and
  integration costs                                (28,135)        (19,008)        (15,633)         (2,291)
Other integration costs included in
  general and administrative expenses (3)           (6,477)             --          (2,173)             --
Gain (loss) on sale of businesses and
  other, net                                           433          26,824             (70)         (1,658)
                                               -----------     -----------     -----------     -----------
Operating income (loss)                        $  (269,920)    $    15,201     $  (178,484)    $    (6,989)
                                               ===========     ===========     ===========     ===========

(1) EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow provided by (used in) operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

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

13. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001 and 2000 for a) PRIMEDIA Inc. (as the Issuer),
b) the guarantor subsidiaries, c) the unrestricted non-guarantor subsidiaries (primarily representing Internet and investment properties), d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as guarantor subsidiaries in 2000 have been classified as unrestricted non-guarantor subsidiaries in 2001.


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

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2001
                             (dollars in thousands)

                                                                                    Unrestricted                   Primedia Inc.
                                                                      Guarantor     Non-Guarantor                       and
                                                    Primedia Inc.   Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                                    ----------------------------------------------------------------------------
Sales, net                                          $        --     $ 1,223,420     $   113,967     $   (46,481)    $ 1,290,906
Operating costs and expenses:
     Cost of goods sold                                      --         292,955          78,123         (46,321)        324,757
     Marketing and selling                                   --         266,684          52,128              --         318,812
     Distribution, circulation and fulfillment               --         209,306           4,740              --         214,046
     Editorial                                               --         100,315          16,546              --         116,861
     Other general expenses                                  --         128,034          56,736              --         184,770
     Corporate administrative expenses
        (excluding non-cash compensation)                22,477             922           1,100            (160)         24,339
     Depreciation of property and equipment               1,256          29,240          16,214              --          46,710
     Amortization of intangible assets, excess
        of purchase price over net assets
        acquired and other                                  401          93,398         148,863              --         242,662
     Non-cash compensation and non-recurring
        charges                                          19,603              --          40,564              --          60,167
     Provision for severance, closures and
        integration costs                                 7,305           7,024          13,806              --          28,135
     Gain on sales of businesses and other, net              --            (795)            362              --            (433)
                                                    ----------------------------------------------------------------------------

Operating income (loss)                                 (51,042)         96,337        (315,215)             --        (269,920)
Other income (expense):
     Provision for the impairment of investments        (80,358)             --          (8,134)             --         (88,492)
     Interest expense                                  (103,913)         (2,490)             --              --        (106,403)
     Amortization of deferred financing costs              (603)         (9,404)             --              --         (10,007)
     Equity in losses of subsidiaries                  (392,441)             --              --         392,441              --
     Intercompany management fees and interest          151,862        (151,862)             --              --              --
     Other, net                                         (26,862)         (1,395)           (278)             --         (28,535)
                                                    ----------------------------------------------------------------------------

Net loss                                            $  (503,357)    $   (68,814)    $  (323,627)    $   392,441     $  (503,357)
                                                    ============================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2001
                             (dollars in thousands)

                                                                                    Unrestricted                    Primedia Inc.
                                                                     Guarantor      Non-Guarantor                       and
                                                    Primedia Inc.   Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                                    ----------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                      $    (1,131)    $    11,084     $       555     $        --     $    10,508
     Accounts receivable, net                             1,067         315,829           6,780              --         323,676
     Intercompany receivables                         1,562,353         537,351          90,470      (2,190,174)             --
     Inventories, net                                        --          55,384              73              --          55,457
     Net assets held for sale                                --          20,677              --              --          20,677
     Prepaid expenses and other                           9,288          52,667           9,137              --          71,092
                                                    ----------------------------------------------------------------------------
         Total current assets                         1,571,577         992,992         107,015      (2,190,174)        481,410

Property and equipment, net                               6,160         119,420          65,917              --         191,497
Investment in and advances to subsidiaries            1,768,508              --              --      (1,768,508)             --
Other intangible assets, net                              1,677         604,928          50,377              --         656,982
Excess of purchase price over net assets
  acquired, net                                         (12,795)      1,458,704         390,097              --       1,836,006
Deferred income tax asset, net                          135,000              --              --              --         135,000
Other investments                                        62,286          (2,991)         11,707              --          71,002
Other non-current assets                                 12,098          81,621             (42)             --          93,677
                                                    ----------------------------------------------------------------------------
                                                    $ 3,544,511     $ 3,254,674     $   625,071     $(3,958,682)    $ 3,465,574
                                                    ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                               $       (3)     $   104,810     $    11,000     $        --     $   115,807
     Intercompany payables                              726,121       1,185,390         288,412      (2,199,923)             --
     Accrued interest payable                            43,004              --              --              --          43,004
     Accrued expenses and other                          58,456         146,816          53,552              --         258,824
     Deferred revenues                                    6,047         241,337         (24,430)             --         222,954
     Current maturities of long-term debt                 4,344           3,575               3              --           7,922
                                                    ----------------------------------------------------------------------------
         Total current liabilities                      837,969       1,681,928         328,537      (2,199,923)        648,511
                                                    ----------------------------------------------------------------------------

Long-term debt                                        2,001,245          25,488               1              --       2,026,734
                                                    ----------------------------------------------------------------------------
Intercompany notes payable                                   --       2,637,100         700,549      (3,337,649)             --
                                                    ----------------------------------------------------------------------------
Deferred revenues                                            --          49,059              --              --          49,059
                                                    ----------------------------------------------------------------------------
Other non-current liabilities                                --          35,903              70              --          35,973
                                                    ----------------------------------------------------------------------------
Exchangeable preferred stock                            562,549              --              --              --         562,549
                                                    ----------------------------------------------------------------------------
Shareholders' equity (deficiency):
     Common stock                                         2,520              --              --              --           2,520
     Series J convertible preferred stock               115,507              --              --              --         115,507
     Additional paid-in capital                       2,281,585              --              --              --       2,281,585
     Accumulated deficit                             (2,146,249)     (1,172,390)       (403,978)      1,576,368      (2,146,249)
     Accumulated other comprehensive loss                (5,689)         (2,414)           (108)          2,522          (5,689)
     Unearned compensation                              (30,061)             --              --              --         (30,061)
     Common stock in treasury, at cost                  (74,865)             --              --              --         (74,865)
                                                    ----------------------------------------------------------------------------
         Total shareholders' equity (deficiency)        142,748      (1,174,804)       (404,086)      1,578,890         142,748
                                                    ----------------------------------------------------------------------------

                                                    $ 3,544,511     $ 3,254,674     $   625,071     $(3,958,682)    $ 3,465,574
                                                    ============================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2001
                             (dollars in thousands)

                                                                                         Unrestricted                  Primedia Inc.
                                                                            Guarantor    Non-Guarantor                      and
                                                            Primedia Inc.  Subsidiaries   Subsidiaries   Eliminations  Subsidiaries
                                                            ------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                 $  (503,357)   $   (68,814)   $  (323,627)   $   392,441    $  (503,357)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities                373,404        242,035        177,092       (392,441)       400,090
   Changes in operating assets and liabilities                  (53,925)        22,432        (12,770)            --        (44,263)
                                                            ------------------------------------------------------------------------
      Net cash provided by (used in) operating
        activities                                             (183,878)       195,653       (159,305)            --       (147,530)
                                                            ------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Additions to property, equipment and other, net                 (858)       (18,711)       (19,570)            --        (39,139)
   Proceeds from sales of businesses and other, net                  --          6,731             --             --          6,731
   (Payments) for businesses acquired, net of
      cash acquired                                                  --       (538,884)       106,849             --       (432,035)
   Payments for other investments                               (14,806)          (442)            --             --        (15,248)
                                                            ------------------------------------------------------------------------

      Net cash provided by (used in) investing activities       (15,664)      (551,306)        87,279             --       (479,691)
                                                            ------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Intercompany activity                                       (473,833)       455,950         17,883             --             --
   Borrowings under credit agreements                         1,384,700             --             --             --      1,384,700
   Repayments of borrowings under credit agreements          (1,450,700)            --             --             --     (1,450,700)
   Proceeds from issuances of 8 7/8% Senior Notes, net          492,685             --             --             --        492,685
   Payments of acquisition obligation                            (3,310)        (5,523)            --             --         (8,833)
   Proceeds from issuances of common stock, net
      of redemptions                                            130,100             --             --             --        130,100
   Dividends paid to preferred stock shareholders               (39,795)            --             --             --        (39,795)
   Deferred financing costs paid                                (16,790)            --             --             --        (16,790)
   Proceeds from issuances of Series J Pref. Stock              125,000             --             --             --        125,000
   Other                                                           (132)        (2,107)           (89)            --         (2,328)
                                                            ------------------------------------------------------------------------

      Net cash provided by financing activities                 147,925        448,320         17,794             --        614,039
                                                            -----------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                (51,617)        92,667        (54,232)            --        (13,182)
Cash and cash equivalents, beginning of period                    5,536         17,958            196             --         23,690
                                                            ------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $   (46,081)   $   110,625    $   (54,036)   $        --    $    10,508
                                                            ========================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2000
                             (dollars in thousands)

                                                                                          Unrestricted                 Primedia Inc.
                                                                            Guarantor     Non-Guarantor                     and
                                                            Primedia Inc.  Subsidiaries   Subsidiaries   Eliminations   Subsidiaries
                                                            ------------------------------------------------------------------------
Sales, net                                                  $        --    $ 1,225,386    $    36,401    $   (30,163)   $ 1,231,624
Operating costs and expenses:
   Cost of goods sold                                                --        289,790         39,933        (30,163)       299,560
   Marketing and selling                                             --        276,184         13,760             --        289,944
   Distribution, circulation and fulfillment                         --        174,570         14,441             --        189,011
   Editorial                                                         --         90,886          3,141             --         94,027
   Other general expenses                                            --        133,761         28,365             --        162,126
   Corporate administrative expenses (excluding
      non-cash compensation)                                     23,945             --            687             --         24,632
   Depreciation of property and equipment                         1,377         34,330          4,053             --         39,760
   Amortization of intangible assets, excess of purchase
       price over net assets acquired and other                     322         97,044            913             --         98,279
   Non-cash compensation and non-recurring charges               19,500          7,400             --             --         26,900
   Provision for severance, closures and integration costs       12,739          6,165            104             --         19,008
   Gain on sale of businesses and other, net                         --        (17,947)        (8,877)            --        (26,824)
                                                            ------------------------------------------------------------------------

Operating income (loss)                                         (57,883)       133,203        (60,119)            --         15,201
Other income (expense):
   Interest expense                                            (104,869)        (4,284)          (281)            --       (109,434)
   Amortization of deferred financing costs                          --         (2,897)            (2)            --         (2,899)
   Equity in losses of subsidiaries                            (107,396)            --             --        107,396             --
   Intercompany management fees and interest                    180,296       (180,296)            --             --             --
   Other, net                                                       334          7,512           (232)            --          7,614
                                                            ------------------------------------------------------------------------

Net loss                                                    $   (89,518)   $   (46,762)   $   (60,634)   $   107,396    $   (89,518)
                                                            ========================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET

                                December 31, 2000
                             (dollars in thousands)

                                                                                          Unrestricted                 Primedia Inc.
                                                                            Guarantor     Non-Guarantor                     and
                                                            Primedia Inc.  Subsidiaries   Subsidiaries   Eliminations   Subsidiaries
                                                            ------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                $     5,536    $    16,995    $     1,159    $        --    $    23,690
   Accounts receivable, net                                          70        257,075          8,801             --        265,946
   Intercompany receivables                                     774,165        324,678         17,690     (1,116,533)            --
   Inventories, net                                                  --         27,827            854             --         28,681
   Net assets held for sale                                          --          5,000             --             --          5,000
   Prepaid expenses and other                                     2,253         31,913          9,464             --         43,630
                                                            ------------------------------------------------------------------------
       Total current assets                                     782,024        663,488         37,968     (1,116,533)       366,947

Property and equipment, net                                       6,554        128,016         40,990             --        175,560
Investment in and advances to subsidiaries                      950,319             --             --       (950,319)            --
Other intangible assets, net                                      2,353        501,861          1,942             --        506,156
Excess of purchase price over net assets
  acquired, net                                                 (13,070)     1,146,701          7,805             --      1,141,436
Deferred income tax asset, net                                  135,000             --             --             --        135,000
Other investments                                               248,236            914         16,318             --        265,468
Other non-current assets                                          1,857         84,910            145             --         86,912
                                                            ------------------------------------------------------------------------
                                                            $ 2,113,273    $ 2,525,890    $   105,168    $(2,066,852)   $ 2,677,479
                                                            ========================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                         $     7,552    $   109,650    $     3,584    $        --    $   120,786
   Intercompany payables                                             --        899,208        217,325     (1,116,533)            --
   Accrued interest payable                                      18,822             --             --             --         18,822
   Accrued expenses and other                                    67,734        144,270         10,769             --        222,773
   Deferred revenues                                             26,164        190,914         18,470             --        235,548
   Current maturities of long-term debt                         105,744          9,706             15             --        115,465
                                                            ------------------------------------------------------------------------
       Total current liabilities                                226,016      1,353,748        250,163     (1,116,533)       713,394
                                                            ------------------------------------------------------------------------

Long-term debt                                                1,476,128         27,051              9             --      1,503,188
                                                            ------------------------------------------------------------------------
Intercompany notes payable                                           --      2,138,619             --     (2,138,619)            --
                                                            ------------------------------------------------------------------------
Deferred revenues                                                85,831         26,465             --             --        112,296
                                                            ------------------------------------------------------------------------
Other non-current liabilities                                        --         22,114          1,189             --         23,303
                                                            ------------------------------------------------------------------------
Exchangeable preferred stock                                    561,324             --             --             --        561,324
                                                            ------------------------------------------------------------------------
Shareholders' deficiency:
   Common stock                                                   1,678             --             --             --          1,678
   Additional paid-in capital                                 1,366,950             --             --             --      1,366,950
   Accumulated deficit                                       (1,603,096)    (1,040,278)      (145,771)     1,186,049     (1,603,096)
   Accumulated other comprehensive income (loss)                 (1,558)        (1,829)          (422)         2,251         (1,558)
   Unearned stock grant compensation                                 --             --             --             --             --
   Common stock in treasury, at cost                                 --             --             --             --             --
                                                            ------------------------------------------------------------------------
       Total shareholders' deficiency                          (236,026)    (1,042,107)      (146,193)     1,188,300       (236,026)
                                                            ------------------------------------------------------------------------

                                                            $ 2,113,273    $ 2,525,890    $   105,168    $(2,066,852)   $ 2,677,479
                                                            ========================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2000
                             (dollars in thousands)

                                                                                          Unrestricted                 Primedia Inc.
                                                                            Guarantor     Non-Guarantor                     and
                                                            Primedia Inc.  Subsidiaries   Subsidiaries   Eliminations   Subsidiaries
                                                            ------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                    $   (89,518)   $   (46,762)   $   (60,634)   $   107,396    $   (89,518)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities                (51,135)       296,497         (3,880)      (107,396)       134,086
   Changes in operating assets and liabilities                  (59,081)       (10,725)         3,229             --        (66,577)
                                                            ------------------------------------------------------------------------

       Net cash provided by (used in) operating
         activities                                            (199,734)       239,010        (61,285)            --        (22,009)
                                                            ------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Additions to property, equipment and other, net               (1,037)       (33,188)       (19,370)            --        (53,595)
   Proceeds from sales of businesses and other                       --        131,667         10,372             --        142,039
   Payments for businesses acquired                                  --        (23,201)        (1,242)            --        (24,443)
   Payments for other investments                               (45,428)        (3,660)       (18,325)            --        (67,413)
                                                            ------------------------------------------------------------------------

       Net cash provided by (used in) investing
         activities                                             (46,465)        71,618        (28,565)            --         (3,412)
                                                            ------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Intercompany activity                                        207,833       (298,529)        90,696             --             --
   Borrowings under credit agreements                           436,550             --             --             --        436,550
   Repayments of borrowings under credit agreements            (549,800)            99           (290)            --       (549,991)
   Payments of acquisition obligation                            (3,685)        (6,248)            --             --         (9,933)
   Proceeds from issuances of common stock, net
     of redemptions                                             209,743             --             --             --        209,743
   Taxes paid associated with stock option exercises            (16,891)            --             --             --        (16,891)
   Purchases of common stock for the treasury                      (385)            --             --             --           (385)
   Dividends paid to preferred stock shareholders               (39,797)            --             --             --        (39,797)
   Deferred financing costs paid                                     --           (175)            --             --           (175)
   Other                                                              2         (2,702)            --             --         (2,700)
                                                            ------------------------------------------------------------------------

       Net cash provided by (used in) financing activities      243,570       (307,555)        90,406             --         26,421
                                                            ------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (2,629)         3,073            556             --          1,000
Cash and cash equivalents, beginning of period                   11,521         13,765          3,375             --         28,661
                                                            ------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $     8,892    $    16,838    $     3,931    $        --    $    29,661
                                                            ========================================================================

14. SUBSEQUENT EVENTS

    On November 14, 2001, the Company announced that it has entered into a definitive agreement, subject to regulatory approval, with the international group Observer AB, to sell Bacon's Information, Inc.
    for $90,000. The Company expects to recognize a gain on the sale. This sale is part of the Company's plan to sell non-core assets and reduce debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

The following discussion and analysis of the Company's unaudited consolidated financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. The Company's two segments are consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The consumer segment includes PRIMEDIA Magazines Inc., PRIMEDIA Enthusiast Group, Channel One Communications Corporation, About.com, Inc. ("About"), Films for the Humanities & Sciences, Inc., Haas Publishing Companies, Inc. and EMAP, Inc. ("EMAP"). The business-to-business segment includes The Business Magazines & Media Group, Bacon's Information, Inc., PRIMEDIA Workplace Learning, Inc., Kagan World Media, Inc. and affiliated companies and certain product lines of PRIMEDIA Information Inc.

Management believes a meaningful comparison of the results of operations for the nine and three months ended September 30, 2001 and 2000 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses include Pictorial, Inc. (divested in June 2000), QWIZ, Inc. (divested in April 2001), certain business directories (divested in October 2000) and certain titles, including certain titles of The Business Magazines & Media Group, Consumer Guides, and PRIMEDIA Enthusiast Group which are discontinued or will be divested. In addition, the Company has restructured or consolidated several new media properties, including IndustryClick, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations. Certain amounts in the prior periods have been reclassified to conform to the presentation for the nine and three-month periods ended September 30, 2001.

EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow provided by (used in) operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

                         Primedia Inc. and Subsidiaries
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                       Nine Months Ended            Three Months Ended
                                                         September 30,                  September 30,
                                                       2001           2000           2001         2000
                                                   -----------    -----------    -----------  -----------
Sales, Net:
     Continuing Businesses:
         Consumer                                  $   950,645    $   820,700    $   315,655  $   274,947
         Business-to-business                          353,204        365,758        104,423      120,208
         Eliminations                                  (44,275)       (29,282)       (12,539)     (13,327)
                                                   -----------    -----------    -----------  -----------
            Subtotal                                 1,259,574      1,157,176        407,539      381,828
     Non-Core Businesses                                31,332         74,448         11,084       19,819
                                                   -----------    -----------    -----------  -----------
            Total                                  $ 1,290,906    $ 1,231,624    $   418,623  $   401,647
                                                   ===========    ===========    ===========  ===========

EBITDA:
     Continuing Businesses:
         Consumer                                  $   107,340    $   140,167    $    26,342  $    42,730
         Business-to-business                           61,339         77,927         16,446       24,643
         Corporate                                     (24,499)       (24,632)        (8,260)      (8,317)
                                                   -----------    -----------    -----------  -----------
            Subtotal                                   144,180        193,462         34,528       59,056
     Non-Core Businesses                               (30,382)       (21,138)        (6,907)     (15,030)
                                                   -----------    -----------    -----------  -----------
            Total                                  $   113,798    $   172,324    $    27,621  $    44,026
                                                   ===========    ===========    ===========  ===========
Operating Income (Loss):
     Continuing Businesses:
         Consumer                                  $  (167,365)   $    55,401    $  (129,285) $    15,333
         Business-to-business                            8,301         15,041         (7,115)       8,815
         Corporate                                     (53,346)       (49,697)       (18,650)     (13,502)
                                                   -----------    -----------    -----------  -----------
            Subtotal                                  (212,410)        20,745       (155,050)      10,646
     Non-Core Businesses                               (57,510)        (5,544)       (23,434)     (17,635)
                                                   -----------    -----------    -----------  -----------
            Total                                     (269,920)        15,201       (178,484)      (6,989)

Other Expense:
     Provision for the impairment of investments       (88,492)            --        (57,684)          --
     Interest expense                                 (106,403)      (109,434)       (39,549)     (34,114)
     Amortization of deferred
         financing costs                               (10,007)        (2,899)          (944)        (960)
     Other, net                                        (28,535)         7,614         (1,208)        (956)
                                                   -----------    -----------    -----------  -----------
Net Loss                                           $  (503,357)   $   (89,518)   $  (277,869) $   (43,019)
                                                   ===========    ===========    ===========  ===========

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 8.8% to $1,259,574 in 2001 from $1,157,176 in 2000 due to growth in the consumer segment partially offset by weakness in the business-to-business segment. Total sales, including Non-Core Businesses, increased 4.8% to $1,290,906 in the first nine months of 2001 from $1,231,624 in the 2000 period.

Since the first quarter of 2000, the Company has entered various assets-for-equity transactions, some of which also included cash consideration. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $51,000 and $11,000 during the nine months ended September 30, 2001 and 2000, respectively, and will be substantially reduced in future quarters. In addition, for the nine months ended September 30, 2001 and 2000, revenue and expense from barter transactions were approximately $35,000 and $2,000, respectively.

EBITDA from Continuing Businesses decreased 25.5% to $144,180 in 2001 from $193,462 in 2000 primarily due to larger new media losses and softness in business-to-business advertising and trade shows. Total EBITDA, including Non-Core Businesses, decreased 34.0% to $113,798 in 2001 from $172,324 in 2000 due to declines in both segments.

Operating income (loss) from Continuing Businesses was $(212,410) in 2001 compared to $20,745 in 2000. This increase in operating loss was primarily attributable to increased operating loss in the consumer segment. Total operating income (loss), including Non-Core Businesses, was $(269,920) in 2001 compared to $15,201 in 2000.

Interest expense decreased by 2.8% in the first nine months of 2001 compared to 2000. This decrease is the result of the Company's use of proceeds from the sales of businesses, the Liberty Media investment in April 2000, and cash acquired in connection with the About merger to repay borrowings under its bank credit facilities, partially offset by increased borrowings under the bank credit facilities to finance the EMAP acquisition.

CONSUMER:

Sales from Continuing Businesses increased 15.8% to $950,645 in the first nine months of 2001 from $820,700 in 2000 due primarily to growth at the Company's Consumer Guides and apartmentguide.com, growth at certain Enthusiast magazines, the About acquisition whose results are included in the consumer segment for seven of the nine months ended September 30, 2001 and the EMAP acquisition whose results are included in the consumer segment for September 2001. New media sales from Continuing Businesses increased 326.4% to $65,542 in 2001 from $15,370 in 2000 due primarily to the About acquisition and growth at apartmentguide.com. Revenue recognized in connection with assets-for-equity transactions was approximately $42,000 and $5,000 during the nine months ended September 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 23.4% to $107,340 in 2001 from $140,167 in 2000. The EBITDA margin for Continuing Businesses decreased to 11.3% in 2001 from 17.1% in 2000. The decrease in margin is primarily attributable to increased Internet spending as a result of the About acquisition.

Operating income (loss) from Continuing Businesses was $(167,365) in 2001 compared to $55,401 in 2000. The increase in operating loss was attributable to the decrease in EBITDA, certain non-cash compensation and non-recurring charges, a provision for severance, closures and integration costs, an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition and the write-off of goodwill and intangible assets of certain Consumer Guides and Enthusiast magazines.

BUSINESS-TO-BUSINESS:

Sales from Continuing Businesses decreased 3.4% to $353,204 in the first nine months of 2001 from $365,758 in 2000 primarily due to softness in business-to-business advertising and trade shows partially offset by higher new media sales at certain Internet properties and sales growth at PRIMEDIA Workplace Learning. New media sales from Continuing Businesses increased 55.5% to $12,772 in 2001 from $8,216 in 2000. Revenue recognized in connection with assets-for-equity transactions was approximately $9,000 and $6,000 during the nine months ended September 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses, which includes a reversal of a $4,000 sales tax accrual that was no longer required, decreased 21.3% to $61,339 in 2001 from $77,927 in 2000 primarily due to weakness at The Business Magazines & Media Group. The EBITDA margin decreased to 17.4% in 2001 from 21.3% in 2000 primarily due to softness in business-to-business advertising.

Operating income from Continuing Businesses decreased to $8,301 in 2001 from $15,041 in 2000. The decrease in operating income is primarily attributable to weakness at The Business Magazines & Media Group as well as a provision for severance, closures and integration costs.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 6.7% to $407,539 in 2001 from $381,828 in 2000 due to growth in the consumer segment. Total sales, including Non-Core Businesses, increased 4.2% to $418,623 in the third quarter of 2001 from $401,647 in the 2000 period. Revenue recognized in connection with assets-for-equity transactions was approximately $4,000 and $7,000 during the three months ended September 30, 2001 and 2000, respectively, and will be substantially reduced in future quarters. In addition, for the three months ended September 30, 2001 and 2000, revenue and expense from barter transactions were approximately $9,000 and $1,500, respectively and will be substantially reduced in future quarters.

EBITDA from Continuing Businesses decreased 41.5% to $34,528 in 2001 from $59,056 in 2000 due to declines in both segments. Total EBITDA, including Non-Core Businesses, decreased 37.3% to $27,621 in 2001 from $44,026 in 2000.

Operating income (loss) from Continuing Businesses was $(155,050) in 2001 compared to $10,646 in 2000. This increase in operating loss was attributable to increased operating loss in the consumer segment. Total operating loss, including Non-Core Businesses, was $178,484 in 2001 compared to $6,989 in 2000.

Interest expense increased by 15.9% in the third quarter of 2001 compared to 2000. This increase is primarily the result of increased borrowings under its bank credit facilities to finance the EMAP acquisition.

CONSUMER:

Sales from Continuing Businesses increased 14.8% to $315,655 in the third quarter of 2001 from $274,947 in 2000 due primarily to growth at the Company's Consumer Guides and apartmentguide.com, growth at certain Enthusiast magazines, the About acquisition whose results are included in the consumer segment for the quarter ended September 30, 2001 and the EMAP acquisition whose results are included in the consumer segment for September 2001. New media sales from Continuing Businesses increased 197.8% to $18,155 in 2001 from $6,096 in 2000 due primarily to the About acquisition as well as growth at apartmentguide.com. Revenue recognized in connection with assets-for-equity transactions was approximately $2,000 and $2,000 during the three months ended September 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 38.4% to $26,342 in 2001 from $42,730 in 2000. The EBITDA margin for Continuing Businesses decreased to 8.3% in 2001 from 15.5% in 2000. The decrease is primarily attributable to reduced brand advertising at Broad Reach magazines and Channel One and increased Internet spending.

Operating income (loss) from Continuing Businesses, was $(129,285) in 2001 compared to $15,333 in 2000. The increase in operating loss was attributable to the decrease in EBITDA, certain non-cash compensation and non-recurring charges, a provision for severance, closures and integration costs, an increase in amortization expense related to excess of purchase price over net assets acquired as a result of the About acquisition as well as the write-off of goodwill and intangible assets of certain Consumer Guides and Enthusiast magazines.

BUSINESS-TO-BUSINESS:

Sales from Continuing Businesses decreased 13.1% to $104,423 in the third quarter of 2001 from $120,208 in 2000 primarily due to softness at The Business Magazines & Media Group. New media sales from Continuing Businesses increased 23.8% to $4,138 in 2001 from $3,342 in 2000. Revenue recognized in connection with assets-for-equity transactions was approximately $2,000 and $5,000 during the three months ended September 30, 2001 and 2000, respectively.

EBITDA from Continuing Businesses decreased 33.3% to $16,446 in 2001 from $24,643 in 2000. The EBITDA margin decreased to 15.7% in 2001 from 20.5% in 2000 due to softness in advertising in The Business Magazines & Media Group.

Operating income (loss) from Continuing Businesses was $(7,115) in 2001 compared to $8,815 in 2000. The increase in operating loss is primarily attributable to weakness at The Business Magazines & Media Group as well as a provision for severance, closures and integration costs.

FINANCING ARRANGEMENTS

8 7/8% SENIOR NOTES DUE 2011

On May 8, 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Proceeds from this offering were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes are fully, unconditionally and jointly and severally guaranteed by each of the Company's domestic restricted subsidiaries. The notes are secured by a pledge of stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns all shares of PRIMEDIA subsidiaries. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest.

If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

NEW CREDIT AGREEMENT

On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of the Company's other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc. Borrowings under the bank credit facilities are guaranteed by each of the Company's wholly owned domestic restricted subsidiaries. The guarantees are full, unconditional and joint and several. Certain of the Company's subsidiaries, which primarily represent Internet assets and businesses, including About.com, investment properties and the Company's foreign subsidiaries, are not guarantors of the bank credit facilities. The bank credit facilities rank senior in right of payment to all the Company's future subordinated indebtedness.

The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

o a $475,000 revolving loan facility, of which $339,000 was outstanding at September 30, 2001;
o     a term loan A, of which $100,000 was outstanding at September 30, 2001;
      and
o     a term loan B, of which $425,000 was outstanding at September 30, 2001.

As of September 30, 2001, the Company had $864,000 borrowings outstanding, $27,090 letters of credit outstanding and unused bank commitments of approximately $110,600 under the bank credit facilities.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. Additionally, until the Company issues financial statements for the period ending December 31, 2001, the applicable margin for the amounts borrowed will be a minimum of 0.75% for the base rate option and 1.75% for the Eurodollar rate option. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. At September 30, 2001, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 5.63%.

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

The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on our common stock in excess of $75,000 in any given year. Under the most restrictive debt covenants, the Company must maintain a minimum interest coverage ratio of 1.80 to 1 and a minimum fixed charge coverage ratio of 1.05 to 1. The Company's maximum allowable debt leverage ratio is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1, 2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005. At September 30, 2001, the Company's debt leverage ratio, as defined in the bank credit agreement, was 5.4 to 1.

As a result of the refinancing of the Company's existing bank credit facilities, during the second quarter of 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded.

EMAP FINANCING

On August 24, 2001, the Company acquired 100% of the outstanding common stock of the publishing business of EMAP from EMAP America Partners. EMAP publishes more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. The acquisition of EMAP is expected to strengthern the Company's unique mix of category specific endemic advertising as well as circulation revenue which is an increasingly important component of the Company's financial model. Further, the acquisition advances PRIMEDIA to the number two spot in the magazine industry in revenue and single copy sales and further cements the Company's position as the number one producer of magazine editorial and advertising pages each month. The total consideration was $525,000 comprised of $515,000 in cash, including working capital and other settlements of $10,000 and a warrant to acquire 2,000,000 shares of the Company's common stock. The fair value of the warrant was approximately $10,000 and was determined using a Black Scholes pricing model.

The Company has financed the acquisition of EMAP by (1) issuing $125,000 of Series J Convertible Preferred Stock to KKR 1996 Fund (a partnership associated with Kohlberg Kravis Roberts & Co. L.P., a related party of the Company) and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27,2001, KKR 1996 Fund converted all of the issued and outstanding shares of the Series K Convertible Preferred Stock into 15,795,745 shares of the Company's common stock.

The Series J Convertible Preferred Stock is convertible at the option of the holder one year from the date of issuance, into shares of the Company's common stock at a conversion price of $125,000 divided by $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in kind. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date. In addition, the Company may issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. The financial statements do not reflect the issuance of the additional 4,000,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

The 1,250,000 warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $10,768 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company is accreting the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid in capital over a one year period as the earliest date at which the preferred stock is convertible is one year from the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital, including net assets held for sale and current portion of long-term debt, was $(167,101) at September 30, 2001 as compared to $(346,447) at December 31, 2000. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of certain deferred revenues from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital increased at September 30, 2001 due to a reduction of current maturities of the Company's long-term debt of approximately $107,000 as a result a refinancing of the Company's outstanding debt obligations as well as other working capital changes.

Net cash used in operating activities during the nine months ended September 30, 2001, after interest payments of $82,360 in 2001 and $108,191 in 2000, was $147,530, as compared to $22,009 during the same 2000 period, due primarily to EBITDA declines, as well as other working capital changes. Net additions to property, equipment and other were $39,139 during the nine months ended September 30, 2001 compared to $53,595 during the 2000 period due to higher levels of spending last year relating to new office space and capitalized internal use software expenditures. Net cash used in investing activities during the nine months ended September 30, 2001 increased to $479,691 compared to $3,412 in the same 2000 period primarily due to the EMAP acquisition partially offset by the cash acquired from the About acquisition. Net cash provided by financing activities during the nine months ended September 30, 2001 was $614,039, compared to $26,421 in the same 2000 period primarily due to proceeds from the debt drawdowns and equity issuances associated with the EMAP financing.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the next two years.

PROVISION FOR SEVERANCE, CLOSURES AND INTEGRATION COSTS

During 2000 and 2001, the Company implemented plans to integrate the Company and consolidate many back office functions. All integration costs were expensed as incurred. $6,477 and $2,173 of integration costs primarily related to the About merger and Company-wide integration efforts have been reclassified to other general expenses for the nine and three months ended September 30, 2001, respectively. A summary of the status of these plans as of September 30, 2001 is presented below.

2001 PLAN

With the acquisition of About coupled with other cost initiatives, during the first quarter of 2001, the Company announced the details of plans that would continue to implement and expand upon the initiatives enacted during 2000. In the first quarter of 2001, the Company recorded a severance and closure charge of $3,034 and integration costs of $3,453, and in the second quarter of 2001, the Company recorded a severance and closure charge of $4,535 and integration costs of $5,784. The Company continued to implement these initiatives in the third quarter of 2001, recording severance and closure charges of $14,967 and integration costs of $2,839.

A significant portion of the remaining costs are expected to be paid during the remainder of 2001 with the balance, primarily related to leases, to be paid through 2006. The Company is currently developing additional initiatives aimed largely at the consolidation of certain functions and the further integration of the Company, including initiatives attributable to the consummation of the EMAP acquisition, and accordingly expects to record additional severance, closures and integration charges during the fourth quarter of 2001.

2000 PLAN

During 2000, the Company announced the implementation of a plan to integrate the Company and consolidate many back office functions. During 2001, the Company made payments approximating $7,200 relating to the balance outstanding as of December 31, 2000 in connection with the 2000 plan.

The majority of the remaining costs, which approximates $4,000, are expected to be paid by the end of 2001 with the balance to be paid through the end of 2003.

As a result of the 2000 and 2001 plans already put in place, the Company will close and consolidate in excess of fifteen office locations and will terminate approximately 1,000 individuals. All individuals who will be terminated under these plans have been notified. As of September 30, 2001, approximately 985 of those individuals have been terminated.

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

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously voted in favor of two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, eliminates the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings and that goodwill and intangible assets be reviewed for impairment. Under SFAS No. 142, goodwill acquired in a business combination completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001 or later) will not be amortized. The amortization of goodwill for previous acquisitions will cease upon adoption of the SFAS No. 142, which will be January 1, 2002. We are currently determining the impact of SFAS No. 142 on our existing goodwill and intangible assets. Under SFAS No. 142, goodwill which arises from the acquisition of the publishing business of EMAP has not and will not be amortized.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first quarter of 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 by the first quarter of fiscal 2002. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

RECENT DEVELOPMENTS

On November 14, 2001, the Company announced that it has entered into a definitive agreement, subject to regulatory approval, with the international group Observer AB, to sell Bacon's Information, Inc. for $90,000. The Company expects to recognize a gain on the sale. This sale is part of the Company's plan to sell non-core assets and reduce debt.

IMPACT OF INFLATION

The impact of inflation was immaterial during 2000 and through the first nine months of 2001. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001 and approximately 3% in July 2001. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. The Company's paper expense decreased approximately 5% during the first nine months of 2001 compared to 2000. In the first nine months of 2001, paper costs represented approximately 6% of the Company's total operating costs and expenses. This decrease is a function of a softening in paper prices and decreased paper consumption through improved distribution and enhanced controls surrounding paper purchases and usage.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine-months of 2001, there were no significant changes related to the Company's market risk exposure.

Item 6. REPORTS ON FORM 8-K

On July 6, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K to announce that the Company has entered into a definitive agreement pursuant to which PRIMEDIA will purchase from EMAP plc all the issued and outstanding stock of EMAP, Inc. which owns over 60 consumer titles.

On July 26, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K to comply with the disclosure requirements of Regulation FD. In this Current Report, the Company disclosed that the Company expects EBITDA for the fourth quarter of 2001 to represent a higher percentage of EBITDA for the last six months of 2001 than the Company's EBITDA for the fourth quartter of 2000 represented for the last six months of 2000.

On August 1, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K to announce that Scott P. Kurnit, former Chief Executive Officer of About has entered into a share lock-up agreement with the Company. In addition, the Current Report disclosed that Mr. Kurnit advised the Company that he was selling shares of the Company's common stock in the open market and that concurrent with this transaction Mr. Kurnit assigned to a financial institution the right to receive any payment to be made by PRIMEDIA in accordance with the lock-up agreement referred to above. The financial institution further agreed to waive its right to the shortfall payment in exchange for the Company's agreement to make the institution whole if it was to sell the acquired shares, which it purchased in the market for proceeds of less than approximately $26.8 million.

On August 16, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K which effectively amended the Current Report on Form 8-K filed on August 1, 2001. This Current Report amended the proceeds for the market purchases from approximately $26.8 million to approximately $23.4 million.

On August 24, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K to announce the completion of the acquisiton of EMAP, Inc.

On August 31, 2001, PRIMEDIA Inc. filed its Current Report on Form 8-K to comply with the disclosure requirements of Regulation FD. In this Current Report, the Company disclosed that a class action suit was filed against PRIMEDIA. This suit alleges, among other things that the Company breached agreements to convert options in PRIMEDIA's internet companies into options for the Company's stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIMEDIA INC.
                                    (Registrant)


Date: November 14, 2001              /s/  Thomas S. Rogers
      -----------------              -------------------------------------------
                                                    (Signature)
                                        Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 14, 2001                /s/  Lawrence R. Rutkowski
      -----------------              -------------------------------------------
                                                     (Signature)
                                         Executive Vice President and Chief
                                                  Financial Officer
                                            (Principal Financial Officer)