Form 10-K405
period 2001-12-31
PRIMEDIA INC
filed 2002-04-01
CIK 884382

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

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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

    The aggregate market value of the common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA at March 8, 2002 was approximately $276 million.

    As of March 8, 2002, 243,154,063 shares of PRIMEDIA's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
PRIMEDIA's notice of annual meeting and proxy statement for its 2002 annual meeting of shareholders into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF GUARANTORS

                                                       STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                   EXACT NAME OF                      JURISDICTION OF       INDUSTRIAL         EMPLOYER
              REGISTRANT AS SPECIFIED                 INCORPORATION OR    CLASSIFICATION    IDENTIFICATION
                   IN ITS CHARTER                       ORGANIZATION       CODE NUMBER          NUMBER
----------------------------------------------------  ----------------   ----------------   --------------
Adams/Intertec International, Inc...................  Delaware                 51112        95-3549600
Adams/Laux Company, Inc.............................  Delaware                 51112        04-3250143
Canoe & Kayak, Inc..................................  Delaware                 51112        41-1895510
Channel One Communications Corp.....................  Delaware                 51312        13-3783278
Communication Concepts, Inc.........................  Nevada                   51112        88-0329261
Cover Concepts Marketing Services, LLC..............  Delaware                 54189        04-3370389
CSK Publishing Company Incorporated.................  Delaware                 51112        13-3023395
ENO Productions, Inc................................  Delaware                 51211        13-4162379
Films for the Humanities & Sciences, Inc............  Delaware                 51211        13-1932571
Game & Fish Publications, Inc.......................  Delaware                 51112        11-3633432
Go Lo Entertainment, Inc............................  California               56192        95-4307031
Haas Publishing Companies, Inc......................  Delaware                 51113        58-1858150
Hacienda Productions, Inc...........................  Delaware                 51211        13-4167234
Horse & Rider, Inc..................................  California               51112        33-0480523
HPC Brazil, Inc.....................................  Delaware                 51113        13-4083040
IntelliChoice, Inc..................................  California               51112        77-0168905
Kagan Media Appraisals, Inc.........................  Delaware                 51112        77-0157500
Kagan Seminars, Inc.................................  Delaware                 51112        94-2515843
Kagan World Media, Inc..............................  Delaware                 51112        77-0225377
Liberty Management Corporation......................  Delaware                551112        23-2241870
Liberty Productions, Inc............................  Delaware                 56192        23-2075682
Low Rider Publishing Group, Inc.....................  California               51112        95-4307029
McMullen Argus Publishing, Inc......................  California               51112        95-2663753
Media Central IP Corp...............................  Delaware                551112        13-4199107
Miramar Communications Inc..........................  California               51112        95-2845391
New Car Shows, Inc..................................  Delaware                 56192        23-2965172
Paul Kagan Associates, Inc..........................  Delaware                 51112        13-4140957
PRIMEDIA Business Magazines & Media Inc.............  Delaware                 51112        48-1071277
PRIMEDIA Companies Inc..............................  Delaware                551112        13-4177687
PRIMEDIA Enthusiast Publications, Inc...............  Pennsylvania             51112        23-1577768
PRIMEDIA Finance Shared Services Inc................  Delaware                551112        13-4144616
PRIMEDIA Holdings III Inc...........................  Delaware                551112        13-3617238
PRIMEDIA Information Inc............................  Delaware                 51112        13-3555670
PRIMEDIA Leisure Group Inc..........................  Delaware                551112        51-0386031
PRIMEDIA Magazines Inc..............................  Delaware                 51112        13-3616344
PRIMEDIA Magazines Finance Inc......................  Delaware                 51112        13-3616343
PRIMEDIA Membership Clubs Inc.......................  Delaware                 81391        33-0759805
PRIMEDIA Special Interest Publications Inc..........  Delaware                 51112        52-1654079
PRIMEDIA Specialty Group Inc........................  Delaware                551112        36-4099296
PRIMEDIA Workplace Learning LLC.....................  Texas                    61143        13-4119787
PRIMEDIA Workplace Learning LP......................  Delaware                 61143        13-4119784
Pro Associates Inc..................................  Delaware                 56192        25-1587282
Simba Information Inc...............................  Connecticut              51112        06-1281600
The Virtual Flyshop, Inc............................  Colorado                 51112        84-1318377

    The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

    These companies are listed as guarantors of the debt securities of the registrant. The consolidating condensed financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented as Note 26 of the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by PRIMEDIA, and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of PRIMEDIA or any of the guarantors.

                                 PRIMEDIA INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2001

                           CROSS REFERENCE SHEET FOR
                            PARTS I, II, III AND IV

                                                                                    PAGE
                                                                                  --------
PART I
 Item 1.            Business....................................................      1
 Item 2.            Properties..................................................      8
 Item 3.            Legal Proceedings...........................................      8
 Item 4.            Submission of Matters to a Vote of Security Holders.........      8

PART II
 Item 5.            Market for Registrant's Common Equity and Related                 9
                      Stockholder Matters.......................................
 Item 6.            Selected Financial Data.....................................     10
 Item 7.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     12
 Item 7A.           Quantitative and Qualitative Disclosures About Market            33
                      Risk......................................................
 Item 8.            Financial Statements and Supplementary Data.................     34
 Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..................................     99
PART III            Omitted, except Item 10 as to Executive Officers is included as part of Part I
                    Item 1......................................................     99

PART IV
 Item 14.           Exhibits, Financial Statement Schedule and Reports on            99
                      Form 8-K..................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

    PRIMEDIA Inc. ("PRIMEDIA" or the "Company") is the "new tradition in media" combining traditional and new media. It is a targeted media company with leading positions in consumer and business-to-business markets. Our properties utilize the "full media arsenal" to deliver content via print (magazines, books and directories), video (digital broadband, satellite and cable), live events (trade and consumer shows) and the Internet. Our products serve highly specialized niches and capitalize on the growing trend toward targeted rather than mass information distribution. Based on the available relevant operating statistics (such as ad pages and circulation) we estimate PRIMEDIA's products commanded an average market share greater than 50% in their respective markets during 2001.

    Many of the Company's products, such as those provided by PRIMEDIA's consumer magazines, business-to-business magazines, CHANNEL ONE NEWS, the apartments and homes guides and About.com, Inc.'s ("About") websites afford advertisers with an opportunity to directly reach niche market audiences. In 2001, 57% of PRIMEDIA's total revenue was from lead generation advertising, 17% was from brand awareness advertising and 26% was from non-advertising sources (subscription revenue and non-advertising sales). Unlike general brand awareness advertising, lead generation advertising is focused on triggering a potential purchase decision by the reader, user or viewer. In 2001, the Company had over 91,000 advertising customers and a salesforce of over 1,500 to serve them.

    In 2001, the Company continued to integrate its operating units and support functions. One aspect of the integration, which began in 2000, was to improve productivity through cost reduction. To that end, the Company commenced a strategic sourcing initiative to leverage its purchasing power across all spending for certain manufacturing (paper, printing, pre-press, printed materials) and non-manufacturing (travel, express mail, office supplies, temporary help) commodities. Significant cost savings were achieved through consolidating the procurement of goods and services. During 2001, the strategic sourcing initiative continued to generate cost savings, aggregating approximately $24 million in annualized savings. Additionally, in 2000, the Company began to consolidate certain back office functions. In 2001, the Company completed the centralization of its payroll processing into one shared service operation and outsourced the majority of its daily help desk function for desk-top PC support. Both of these activities resulted in reduced costs through headcount reductions and standardization of processes.

    During 2000, the Company formed the PRIMEDIA Integrated Sales and Marketing Group to sell integrated marketing packages across all PRIMEDIA traditional and new media vehicles. In addition, the Company is centralizing and standardizing technology across the Company.

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7, page 12) provides a description of segment results.

2001 ACQUISITIONS

    In February 2001, About, the leading producer of original content on the Internet, was merged with a subsidiary of PRIMEDIA. About is a platform comprised of a network of more than 400 highly-targeted topic-specific websites. Through the efforts of knowledgeable human guides who manage the sites, the sites provide high-quality original content including moderated forums and chat rooms and links to related websites. This merger created one of the leading targeted media companies, providing a vast array of marketing solutions to advertisers and niche content to users. The operations of About are included in the Company's consumer segment for the last ten months of 2001. About has been fully integrated into the Company's operations and provides a ready solution for the Company's targeted content. As of January 2002, About's combined unique visitor traffic has continued to grow and its web sites rank #5 in the United States as measured by MEDIA METRIX. About has become a cost-effective source of magazine subscriptions for the Company and, in 2001, the Company generated over 215,000 paid subscriptions via its web sites. By leveraging About's information technology platform company-wide, the Company has significantly reduced its third party Internet spending. Also, About's web sites provide the Internet component for packaged corporate sales enabling the Company to offer complete marketing solutions to advertisers. The effective integration of About has resulted in a significant headcount decrease and substantial expense reduction across all of the Company's new media platforms. The Company believes that the current book value of the fully integrated About does not accurately reflect these overall benefits to PRIMEDIA's operations.

    In August 2001, PRIMEDIA acquired EMAP Inc. ("EMAP", formerly known as Petersen Publishing) from EMAP plc. EMAP had more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. The combination of PRIMEDIA and EMAP has made PRIMEDIA the largest specialty magazine publisher in the U.S. in terms of revenue and single copy sales. With EMAP, PRIMEDIA has been able to add significant scale in the automotive enthusiast market, thereby making it more attractive to the new car automotive advertising market as a result of the combination of AUTOMOBILE magazine and EMAP's MOTOR TREND. The acquisition of EMAP enhanced our position as the leading provider of niche topic video in the U.S. by adding five more weekly television programs. This acquisition added higher growth categories such as high tech and action sports niches to the Company's enthusiast magazine business. PRIMEDIA will also continue to achieve efficiencies through increased scale of operations in the areas of paper purchasing, circulation, production, technology, finance and others.

CONSUMER

CONSUMER MAGAZINE AND MEDIA GROUP

    The Company is the largest specialty consumer magazine company in the U.S., with over 150 titles including SEVENTEEN, NEW YORK, AUTOMOBILE, MOTOR TREND, FLY FISHERMAN, AMERICAN BABY, POWER & MOTORYACHT and leadership positions in such categories as automotive, motorcycle, crafts, teens, high technology, outdoor recreation and city magazines. In 2001, over half of these specialty consumer magazines were number one in their markets. The principal sources of specialty consumer magazines' sales are lead generation advertising, circulation and ancillary revenues. For the year ended December 31, 2001, 53% of the sales was from advertising, 35% from circulation and 12% from ancillary sources.

    Readers value specialty consumer magazines for their targeted editorial content and also rely on them as catalogues of products in the relevant topic areas. This catalogue aspect makes the specialty consumer magazines important media buys for advertisers. Advertising sales for the Company's specialty consumer magazines are generated largely by in-house sales forces. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company's specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial, which is provided by in-house and free-lance writers.

    The Company is the largest publisher of teen media in the United States. SEVENTEEN is the leading young women's fashion and beauty magazine based on both circulation and advertising pages, with fashion, boys, beauty, talent and lifestyle editorial targeted to girls aged 12 to 24. SEVENTEEN'S monthly rate base is 2.35 million and its total monthly readership is over 14 million. Its principal direct competitor is TEEN PEOPLE. SEVENTEEN competes for circulation based on the nature and quality of its editorial. The Company acquired TEEN magazine as part of the EMAP acquisition. In February 2002, the Company announced that TEEN will become a newsstand only special publication with such topics as back to school and teen prom. The Company also publishes magazines aimed at the 10-13 year old market with four titles (TIGER BEAT, BOP, TEEN BEAT and SIXTEEN).

    The Company publishes the flagship magazines for the cities of New York and Chicago. Since it was founded in April 1968, NEW YORK has been New York City's magazine of record, with extensive and regular coverage of local and national news, entertainment, culture, fashion and personalities.

    The Company publishes 48 automotive enthusiast magazines, including AUTOMOBILE and MOTOR TREND, catering to the high-end automotive market, as well as such highly specialized enthusiast titles as LOWRIDER, the largest retail sales magazine in the automotive category, TRUCKIN', the leading enthusiast truck customization publication, MUSCLE MUSTANG & FAST FORDS, VETTE and SPORT COMPACT CAR. The Company also publishes eight motorcycle enthusiast magazines, including MOTORCYCLIST and DIRT RIDER. Supplementing the print publications, PRIMEDIA has a strong presence on the Internet with the companion website to each publication. In the high-end and new car markets, PRIMEDIA's publications compete against CAR AND DRIVER and ROAD AND TRACK, both owned by Hachette Filipacchi Magazines.

    In the parenting category, the Company publishes AMERICAN BABY, a monthly publication distributed to approximately two million expectant and new parents. The Company also offers a series of ancillary products such as americanbaby.com, a cable television program called American Baby, a consumer expo called Baby Faire and sampling and couponing programs. The unit's principal competitor is BABY TALK.

    In 2001, the Company published MODERN BRIDE plus 16 regional bridal magazines. In February 2002, the Company sold the Modern Bride Group to Advance Magazine Publishers Inc. for total consideration, including a service agreement, of approximately $52 million.

    The Company is the leading publisher of magazines for outdoor enthusiasts with such titles as FLORIDA SPORTSMAN, FLY FISHERMAN, SAIL, POWER & MOTORYACHT and SURFING and for equine enthusiasts with such titles as EQUUS and PRACTICAL HORSEMAN, and EquiSearch.com, the leading Internet community for equine enthusiasts.

    PRIMEDIA publishes the two leading soap magazines, SOAP OPERA DIGEST and SOAP OPERA WEEKLY. Both publications compete for circulation on the basis of editorial content and quality against such publications as SOAP OPERA UPDATE and SOAPS IN DEPTH, both of which have substantially lower circulation.

    The Company has a mix of sales between retail (largely newsstand and other retail outlets) and subscription and is more heavily weighted toward retail. The Company depends on direct mail, telemarketing and in magazine promotions. The Internet has become an efficient, cost-effective source of subscription sales for the Company. In 2001, the Company generated over 215,000 paid subscriptions via the Internet.

    The Company operates RetailVision, the largest specialty magazine distribution company in the U.S., which distributes over 700 titles, including those of the Company and 98 other publishers, to approximately 50,000 independent niche retailers such as craft shops, tackle shops, record/music stores and health food shops.

CONSUMER GUIDES

    The Company is the largest publisher of rental apartment guides in the U.S. with 77 local versions, most of which are distributed monthly and provide informational listings about featured apartment communities. Advertising community managers, who need to fill vacant apartments, provide 100% of apartment guide advertising revenues. The Company is the dominant information provider in apartment listings and continues to gain in market share from newspaper classifieds and other competitors due to the cost effectiveness of its products as measured by cost per lease to the advertiser. The Company's only national competitor is FOR RENT. The majority of customers purchase 12-month contracts, and in 2001, approximately 90% of customers renewed their contracts when they expired.

    The average number of monthly visitors to the Company's Internet site, apartmentguide.com, grew approximately 43% to approximately 1,650,000 per month in 2001. Apartmentguide.com is the exclusive partner of MSN's Home Advisor and has been a primary partner to Yahoo. The site, which carries all advertising included in the print products, is the largest in depth of content on the Internet, with approximately 18,800 properties as of December 31, 2001. Rental leads delivered to apartment advertisers were up approximately 45%, from approximately 1,570,000 in 2000 to approximately 2,260,000 in 2001.

The site offers many premium features not provided by its print products including virtual tours and search functionality. Approximately 7,800 of these premium products were sold during 2001.

    The Company is a leader in new home guides with guides in 17 major markets including northern California, southern California, Denver, Phoenix, Dallas-Fort Worth, Philadelphia and Atlanta.

    In December 2000, the Company expanded into a new but related line of business by acquiring Exit Info, a publisher of free local interest guides containing coupons and information on local attractions, distributed through fast food restaurants and convenience stores.

    A major strategic advantage is the Company's DistribuTech Division which is the nation's largest distributor of free publications, including its own consumer directories and over 1,300 other titles. In 2001, it distributed publications to over 16,500 grocery, convenience, video and drug stores in 70 metropolitan areas, as well as universities, military bases and major employers, as well as over 40,000 other locations. The majority of these locations are operated under exclusive distribution agreements. The guides are typically displayed in free-standing, multi-pocket racks. DistribuTech generates revenues by leasing rack pockets to other publications that it also distributes. DistribuTech competes for its rack program on the basis of its prime retail locations.

PRIMEDIA TELEVISION

    The Company is one of the largest producers and distributors of special interest videos in the United States.

    CHANNEL ONE NETWORK'S news program, CHANNEL ONE NEWS, is the only daily news program targeted at secondary school students. The award-winning program contains news stories and features on issues of concern to teenagers, delivered in a relevant and engaging way. CHANNEL ONE NEWS broadcasts every school day via satellite to approximately 8.1 million students, 360,000 classrooms and approximately 400,000 educators in approximately 12,100 secondary schools in the United States, reaching more students than any other electronically delivered educational product. CHANNEL ONE NEWS has ten times the teenage audience of the evening newscasts of ABC, CBS, NBC and the cable networks combined. Its daily reach in the teen market is more than twenty-five times that of MTV.

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

    CHANNEL ONE NETWORK has a library of over 2,200 broadcasts including approximately 200 single subject series, 95 of which have been released as videos. The Company's channelone.com on-line network and its teachworld.com provide supplemental information to students and educators.

    CHANNEL ONE NEWS has no direct competition in the schools but does compete for advertising dollars with other media aimed at teenagers. The Company's primary competitive advantages are prize winning programming and total audience reach.

    Films for the Humanities and Sciences ("Films") is the exclusive distributor of approximately 550 owned and 9,000 licensed educational videos, videodiscs, CD-ROMs and related products. These products are sold primarily by direct mail to teachers, instructors and librarians serving primarily grades 8 to 12 and college markets. Films is the largest distributor of such products to colleges and high schools and competes on the basis of quality and breadth of the subject matter.

    PRIMEDIA Digital Video ("PDV"), formed in 2000, develops, produces and distributes video properties based on the Company's brands and franchises. Additionally, PDV manages the Company's

Dallas-based video production facility where video product is developed and produced for both the Company's own programming needs and for third party customers.

BUSINESS-TO-BUSINESS

BUSINESS MAGAZINES AND MEDIA GROUP

    The Company is the third largest U.S. publisher of business-to-business magazines with approximately 70 titles that provide vital information to professionals in such fields as communications (TELEPHONY), agriculture (SOYBEAN DIGEST), transportation (FLEET OWNER), industrial (ENGINEERING AND MINING JOURNAL), professional services (REGISTERED REPRESENTATIVE) and entertainment (BROADCAST ENGINEERING). In 2001, 50% of these titles ranked number one in their category based on advertising pages. In 2001, 96% of magazine revenue was derived from advertising as most copies of these magazines are distributed on a controlled circulation basis, meaning that they are distributed free of charge to select qualified readers.

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

    The Company sponsors seminars and trade shows, serving the advertisers and readers of the corresponding publications, including WASTE AGE, LIGHTING DIMENSIONS INTERNATIONAL, INTERNATIONAL WIRELESS COMMUNICATIONS EXPO and POWER EXPO.

    The Company also publishes periodicals that provide in-depth data on selected markets. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes used vehicle valuation information in print and electronic formats. Other databases include THE ELECTRONICS SOURCE BOOK and AC-U-KWIK.

    The Company also operates a business-to-business Internet operation serving numerous industries and leveraging off of PRIMEDIA's already strong traditional media presence. The sites are offered in such fields as media
(mediacentral.com), marketing (marketingclick.com), agriculture (agriclick.com) and telecommunications (telecomclick.com). In December 2001, these sites collectively received more than 1.5 million page views.

INFORMATION

    In November 2001, the Company completed the sale of Bacon's Information, Inc. ("Bacons") to Observer AB for $90 million, $15 million of which represented a note receivable as of December 31, 2001. The related gain on the sale of Bacons approximated $54.6 million. The proceeds from the sale of Bacons were primarily used to pay down borrowings under the Company's credit facilities.

WORKPLACE LEARNING

    PRIMEDIA Workplace Learning, a leading provider of high quality video for professional training and company information purposes, largely delivers its products via satellite and increasingly over the Internet. It is a leader in such markets as automotive (AUTOMOTIVE SATELLITE TELEVISION NETWORK), industrial (INDUSTRIAL TRAINING SYSTEMS), healthcare (HEALTH AND SCIENCES TELEVISION NETWORK), government (LAW ENFORCEMENT TELEVISION NETWORK), fire and emergency services (FIRE & EMERGENCY TELEVISION NETWORK) and banking (BANKER TRAINING AND CONSULTING COMPANY). Its library includes over 200,000 tapes, representing nearly 79,000 hours of programming. To provide online learning management services in addition to content, in 2001, the Company launched PRIMEnet, its most comprehensive e-learning delivery and management platform.

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

    As a result of the tragic events of September 11, 2001, the Company has seen increased demand for some of its product offerings, related to fire and emergency services, due largely to its unique content and its ability to train and educate through various delivery mechanisms.

PRODUCTION AND FULFILLMENT

    Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services can be purchased at favorable prices. The Company provides most of the content for its electronically delivered products but outsources technology and production.

    The principal raw material used in the Company's products is paper. PRIMEDIA purchases paper directly from several paper mills, including the three major paper mills. The Company has used strategic sourcing principles to gain stable supplies at favorable prices.

    The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials and is therefore subject to postage rate changes. Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printer. Other products are sent from warehouses and other facilities operated by the Company.

COMPANY ORGANIZATION

    PRIMEDIA was incorporated on November 22, 1991 in the State of Delaware. The principal executive office of the Company is located at 745 Fifth Avenue, New York, New York, 10151; telephone number (212) 745-0100. Its domain name is "Primedia.com".

    The Company holds regular meetings to inform investors about the Company. To obtain information on these meetings or to learn more about the Company please contact:

           James Magrone
           Senior Vice President, Investor Relations
           Tel: 212-745-0634
           Email: jmagrone@primedia.com

    The 2002 PRIMEDIA Annual Meeting will be held on Thursday, May 16, 2002, at 10:00 a.m., at the Four Seasons Hotel, 57 East 57th Street, New York, NY.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of PRIMEDIA:

NAME                                     AGE                            POSITION(S)
----                                   --------   --------------------------------------------------------
Thomas S. Rogers.....................     47      Chairman of the Board and Chief Executive Officer and
                                                    Director

Charles G. McCurdy...................     46      President and Director

Beverly C. Chell.....................     59      Vice Chairman, General Counsel, Secretary and Director

Lawrence R. Rutkowski................     43      Executive Vice President and Chief Financial Officer

Michaelanne C. Discepolo.............     49      Executive Vice President, Human Resources

David G. Ferm........................     54      Executive Vice President, President and Chief Executive
                                                    Officer, Business-to-Business Group

John P. Loughlin.....................     45      Executive Vice President, President and Chief Executive
                                                    Officer, Consumer Magazine and Media Group

Robert C. Metz.......................     49      President and Chief Executive Officer, Consumer Guides
                                                    Group

H. James Ritts III...................     48      President and Chief Executive Officer, Channel One
                                                  Network; Chief Executive Officer, PRIMEDIA Digital Video

Matthew A. Flynn.....................     44      Senior Vice President and Treasurer

Robert J. Sforzo.....................     54      Senior Vice President and Controller

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

    Mr. Ferm has been Executive Vice President and President and Chief Executive Officer of the PRIMEDIA Business-to-Business Group since February 2000. Before joining the Company, Mr. Ferm was President of McGraw Hill's Business Week Group and prior to 1999 was the publisher of BUSINESS WEEK.

    Mr. Loughlin has been President and Chief Executive Officer of the Consumer Magazine and Media Group since March 2000 and Executive Vice President of PRIMEDIA since June 2000. Before joining the Company, Mr. Loughlin was President of Meredith Corporation's Broadcast Group since 1998. Prior to that, he was Vice President and Publishing Director of Meredith's Magazine Group since 1993.

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

EMPLOYEES

    During 2001, the Company's headcount was impacted by the acquisition of EMAP and About and a reduction of workforce due to integration, economic conditions and several divestitures. As of December 31, 2001, the Company had approximately 6,550 full-time equivalent employees. None of these employees are union members. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

    During 2001 and 2000, in connection with the cost reduction and integration plans, the Company has closed and consolidated in excess of fifteen office locations.

    The Company's principal leased properties used by the consumer segment are located in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, and Washington; and used by the business-to-business segment are located in Alabama, California, Colorado, Connecticut, Georgia, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, Pennsylvania, Tennessee, Texas, United Kingdom, Virginia, and Washington. Property is owned by the Company and used in the consumer segment in Illinois, Minnesota and West Virginia and in the business-to-business segment in Mississippi. The Company's only production facilities are small printing operations for Films, broadcast production facilities for PDV, PRIMEDIA Workplace Learning and Channel One and video duplicating facilities for PRIMEDIA Workplace Learning and Films. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 2001, to which the Company is or was a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    PRIMEDIA Common Stock is listed on the New York Stock Exchange, under Ticker Symbol "PRM". As of March 8, 2002, there were 470 holders of record of PRIMEDIA Common Stock. The Company has not paid and has no present intention to pay dividends on its Common Stock. High, low and closing sales prices for 2001 and 2000 were as follows:

                                                          2001 SALES PRICE
                                                   ------------------------------
QUARTER ENDED                                        HIGH       LOW       CLOSE
-------------                                      --------   --------   --------
March 31.........................................  $12.94     $6.25      $6.30
June 30..........................................  $ 9.10     $4.87      $6.79
September 30.....................................  $ 7.80     $2.05      $2.35
December 31......................................  $ 4.35     $1.70      $4.35

                                                          2000 SALES PRICE
                                                   ------------------------------
QUARTER ENDED                                        HIGH       LOW       CLOSE
-------------                                      --------   --------   --------
March 31.........................................  $34.88     $15.50     $32.00
June 30..........................................  $32.00     $18.06     $22.75
September 30.....................................  $22.31     $16.00     $16.38
December 31......................................  $17.00     $7.00      $11.94

    The closing stock price decreased by 63.6% from December 31, 2000 to December 31, 2001. From January 1, 2002 through March 8, 2002, the high price for the stock was $4.60, the low price was $2.10 and the closing price on March 8, 2002 was $3.44.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data were derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere herein.

                         PRIMEDIA INC. AND SUBSIDIARIES

                                                                          YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                      2001             2000            1999          1998           1997
                                                 --------------   --------------   ------------   -----------   ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Sales, net....................................   $    1,742,293   $    1,690,952   $  1,716,102   $ 1,573,573   $  1,487,595
Depreciation of property and equipment........           82,449           52,920         47,653        42,214         37,334
Amortization of intangible assets, excess of
  purchase price over net assets acquired and
  other(1)....................................          713,572          128,355        452,149       176,755        146,831
Other (income) charges(2).....................           44,868           41,570       (213,580)       (7,216)       138,640
Operating income (loss).......................         (677,660)          33,834         54,332       118,157        (20,793)
Provision for the impairment of
  investments(3)..............................          106,512          188,526             --            --             --
Interest expense..............................          145,960          143,988        164,909       144,442        136,625
Income tax benefit (expense)(4)...............         (135,000)         (41,200)        (6,500)           --          1,685
Loss before extraordinary charge..............       (1,111,641)        (346,826)      (120,113)      (37,736)      (157,439)
Extraordinary charge-extinguishment of
  debt(5).....................................               --               --             --            --        (15,401)
Net loss......................................       (1,111,641)        (346,826)      (120,113)      (37,736)      (172,840)
Preferred stock dividends and related
  accretion(6)................................           62,236           53,063         53,062        63,285         65,073
Loss applicable to common shareholders........       (1,173,877)        (399,889)      (173,175)     (101,021)      (237,913)
Basic and diluted loss applicable to common
  shareholders per common share(7):
  Loss before extraordinary charge............   $        (5.42)  $        (2.48)  $      (1.19)  $      (.71)  $      (1.72)
                                                 ==============   ==============   ============   ===========   ============
  Net loss....................................   $        (5.42)  $        (2.48)  $      (1.19)  $      (.71)  $      (1.84)
                                                 ==============   ==============   ============   ===========   ============
Basic and diluted common shares
  outstanding(7)..............................      216,531,500      161,104,053    145,418,441   142,529,024    129,304,900

OTHER DATA:

EBITDA(8).....................................   $      171,766   $      256,679   $    340,554   $   329,910   $    302,012

Additions to property, equipment and other,
  net.........................................           60,740           77,579         69,488        55,238         31,108
Net cash provided by (used in) operating
  activities..................................         (101,348)          52,546        107,298       140,804        125,360
Net cash provided by (used in) investing
  activities..................................         (407,057)         (54,644)       186,081      (609,621)      (185,725)
Net cash provided by (used in) financing
  activities..................................          518,303           (2,873)      (289,256)      470,377         46,688

                                                                               AT DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                      2001             2000            1999          1998           1997
                                                 --------------   --------------   ------------   -----------   ------------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................   $       33,588   $       23,690   $     28,661   $    24,538   $     22,978
Working capital deficiency(9).................         (220,259)        (346,447)      (200,458)     (234,045)      (146,245)
Other intangible assets and excess of purchase
  price over net assets acquired, gross.......        3,853,495        2,854,492      3,024,955     3,171,598      2,508,650
    Less: accumulated amortization............        1,823,768        1,206,900      1,189,599       914,854        736,597
                                                 --------------   --------------   ------------   -----------   ------------
Other intangible assets and excess of purchase
  price over net assets acquired, net.........        2,029,727        1,647,592      1,835,356     2,256,744      1,772,053
Total assets..................................        2,732,007        2,677,479      2,714,552     3,041,074      2,485,990
Long-term debt(10)............................        1,945,631        1,503,188      1,732,896     1,956,997      1,682,224
Exchangeable preferred stock..................          562,957          561,324        559,689       557,841        470,280
Total shareholders' deficiency................         (480,592)        (236,026)      (144,238)      (83,703)      (162,223)

                       (See notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

 (1) Includes a provision for the impairment of long-lived assets, primarily excess of purchase price over net assets acquired, of $444,699 and $275,788 for the years ended December 31, 2001 and 1999, respectively.

 (2) Represents non-cash compensation and non-recurring charges of $58,181 and $35,210 for the years ended December 31, 2001 and 2000, respectively, a provision for severance, closures and restructuring related costs of $43,920, $20,798 and $22,000 for the years ended December 31, 2001, 2000 and 1999, respectively, (gain) loss on the sales of businesses and other, net of $(57,233), $(14,438), $(235,580), $(7,216), and $138,640 for the
     years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

 (3) Represents a provision for the impairment of the Company's investment in CMGI, Inc. of approximately $7,000 and $155,500 for the years ended December 31, 2001 and 2000, respectively, the Company's investment in Liberty Digital of approximately $700 and $21,900 for the years ended December 31, 2001 and 2000, respectively, the Company's investments in various assets-for-equity transactions of $81,600 for the year ended December 31, 2001 and various other PRIMEDIA investments of approximately $17,200 and $11,200 for the years ended December 31, 2001 and 2000, respectively.

 (4) During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of long-lived assets, primarily excess of purchase price over net assets acquired, and investments, resulting in a provision for income taxes of $135,000 and $41,200, respectively. At December 31, 1999, 1998 and 1997, the Company's management determined that no adjustment to net deferred income tax assets was required. In prior years, management determined that a portion of the net deferred income tax assets would likely be realized and accordingly, for the year ended December 31, 1997, the Company recorded an income tax benefit relating to a carryback claim of $1,685. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of the Supplemental Education Group. At December 31, 2001, the Company had aggregate net operating and capital loss carryforwards of approximately $1,549,600 which will be available to reduce future taxable income.

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

 (8) Represents earnings before interest, taxes, depreciation, amortization and other (income) and charges including non-cash compensation and non-recurring charges of $58,181 and $35,210 for the years ended December 31, 2001 and 2000, respectively, a provision for severance, closures and restructuring related costs of $43,920, $20,798 and $22,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and (gain) loss on the sales of businesses and other, net of $(57,233), $(14,438), $(235,580), $(7,216), and $138,640 for the years ended December 31, 2001, 2000, 1999,
     1998 and 1997, respectively and for the year ended December 31, 2001, EBITDA excludes $8,537 of other integration costs included in general and administrative expenses. The $8,537 of other integration costs principally represent internal personnel costs associated with the consolidation of certain company-wide functions as well as fees paid to consultants related to the centralization of certain support functions and the implementation of certain standardized technology. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income (loss) (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

INTRODUCTION

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. The Company's two segments are consumer and business-to-business. The Company's consumer segment produces and distributes content for various niche consumer markets through magazines, guides, videos and over the Internet. The consumer segment includes the Consumer Magazine and Media Group, Consumer Guides and PRIMEDIA Television. The Company's business-to-business segment produces and distributes content through magazines, books, over the Internet and through databases to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The business-to-business segment includes the Business Magazines & Media Group, Workplace Learning and PRIMEDIA Information. Corporate represents items not allocated to other business segments such as general corporate administration.

    Management believes a meaningful comparison of the results of operations for 2001, 2000 and 1999 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses"), which exclude the results of the non-core businesses (the "Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management is evaluating for turnaround or shutdown. The Non-Core Businesses include: Supplemental Education Group ("SEG") (divested in
November 1999), which includes Weekly Reader Corporation, PRIMEDIA
Reference Inc. and American Guidance Service, Inc., QWIZ, Inc. (divested in April 2001), Pictorial, Inc. (divested in June 2000), certain business directories (divested in October 2000), Bacons and certain titles of the Business Magazine & Media Group, Consumer Guides, EMAP and PRIMEDIA Enthusiast Group which are discontinued or will be divested. In addition, the Company has restructured or consolidated several new media properties, including Industryclick and GR8Ride, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. It is management's intention that businesses designated as Non-Core Businesses will be classified as such for short periods of time, generally not to exceed one year. The information presented below includes certain intercompany transactions and is therefore not necessarily indicative of the results had the operations existed as stand-alone businesses. In the ordinary course of business, corporate administrative costs of approximately $9,900, $9,600 and $8,300 were allocated to the Non-Core Businesses during the years ended December 31, 2001, 2000 and 1999, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced upon the shutdown or divestiture of the Non-Core Businesses. These intercompany transactions are eliminated in consolidation. The Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant.

    Additional selected financial data for the Company organized on the foregoing basis are presented below:

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              2001          2000         1999
                                                           -----------   ----------   ----------
Sales, Net:
  Continuing Businesses:
      Consumer...........................................  $ 1,311,005   $1,129,942   $1,016,084
      Business-to-Business...............................      423,204      473,589      440,013
      Eliminations.......................................      (65,451)     (46,312)          --
                                                           -----------   ----------   ----------
        Subtotal.........................................    1,668,758    1,557,219    1,456,097
  Non-Core Businesses....................................       73,535      133,733      260,005
                                                           -----------   ----------   ----------
        Total............................................  $ 1,742,293   $1,690,952   $1,716,102
                                                           ===========   ==========   ==========

EBITDA(1):
  Continuing Businesses:
      Consumer...........................................  $   163,517   $  199,748   $  214,829
      Business-to-Business(2)............................       68,897      114,076       95,901
      Corporate..........................................      (32,308)     (33,974)     (34,986)
                                                           -----------   ----------   ----------
        Subtotal.........................................      200,106      279,850      275,744
  Non-Core Businesses....................................      (28,340)     (23,171)      64,810
                                                           -----------   ----------   ----------
        Total............................................  $   171,766   $  256,679   $  340,554
                                                           ===========   ==========   ==========

                                                   (CONTINUED ON FOLLOWING PAGE)

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              2001          2000         1999
                                                           -----------   ----------   ----------
Depreciation, Amortization and Other Charges (Income)(3):
  Continuing Businesses:
      Consumer...........................................  $   653,839   $  108,849   $  128,170
      Business-to-Business...............................       91,835       63,326      357,503
      Corporate..........................................       38,083       30,205       (4,115)
                                                           -----------   ----------   ----------
        Subtotal.........................................      783,757      202,380      481,558
  Non-Core Businesses....................................       65,669       20,465     (195,336)
                                                           -----------   ----------   ----------
        Total............................................  $   849,426   $  222,845   $  286,222
                                                           ===========   ==========   ==========

Operating Income (Loss):
  Continuing Businesses:
      Consumer...........................................  $  (490,322)  $   90,899   $   86,659
      Business-to-Business...............................      (22,938)      50,750     (261,602)
      Corporate..........................................      (70,391)     (64,179)     (30,871)
                                                           -----------   ----------   ----------
        Subtotal.........................................     (583,651)      77,470     (205,814)
  Non-Core Businesses....................................      (94,009)     (43,636)     260,146
                                                           -----------   ----------   ----------
        Total............................................     (677,660)      33,834       54,332
Other Income (Expense):
  Provision for the impairment of investments............     (106,512)    (188,526)          --
  Interest expense.......................................     (145,960)    (143,988)    (164,909)
  Amortization of deferred financing costs...............      (10,947)      (3,836)      (3,286)
  Other, net.............................................      (35,562)      (3,110)         250
                                                           -----------   ----------   ----------
Loss before income tax expense...........................     (976,641)    (305,626)    (113,613)
Income tax expense.......................................     (135,000)     (41,200)      (6,500)
                                                           -----------   ----------   ----------
Net loss.................................................  $(1,111,641)  $ (346,826)  $ (120,113)
                                                           ===========   ==========   ==========

------------------------

(1) Represents earnings before interest, taxes, depreciation, amortization and other charges (income) including non-cash compensation and non-recurring charges of $58,181 and $35,210 for the years ended December 31, 2001 and 2000, respectively, a provision for severance, closures and restructuring related costs of $43,920, $20,798 and $22,000 for the years ended
    December 31, 2001, 2000 and 1999, respectively, gain on the sales of businesses and other, net of $57,233, $14,438 and $235,580 for the years ended December 31, 2001, 2000 and 1999, respectively, and for the year ended December 31, 2001, EBITDA excludes $8,537 of other integration costs included in general and administrative expenses. The $8,537 of other integration costs principally represent internal personnel costs associated with the consolidation of certain company-wide functions as well as fees paid to consultants related to the centralization of certain support functions and the implementation of standardized technology. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income (loss) (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates to changes in working capital requirements and payments made for interest and income taxes.

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

(3) Amortization includes a provision for the impairment of long-lived assets, primarily excess of purchase price over net assets acquired, of $444,699 and $275,788 for the years ended December 31, 2001 and 1999, respectively. Other charges (income) include non-cash compensation and non-recurring charges, a provision for severance, closures and restructuring related costs, gain on the sales of businesses and other, net and other integration costs included in general and administrative expenses referred to in Note (1) above.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 7.2% to $1,668,758 in 2001 from $1,557,219 in 2000, due to growth in the consumer segment of $181,063 partially offset by a decline in the business-to-business segment of $50,385, further detailed below. Total sales, including Continuing and Non-Core Businesses, increased 3.0% to $1,742,293 in 2001 from $1,690,952 in 2000.

    During 2001 and 2000, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $53,800 and $46,800 during the years ended December 31, 2001 and 2000, respectively. The revenue from these transactions declined quarterly throughout 2001 and will be substantially reduced in future periods. In addition, for the years ended December 31, 2001 and 2000, revenue from barter transactions was approximately $38,000 and $8,000, respectively, with equal related expense amounts in each year.

    EBITDA from Continuing Businesses decreased 28.5% to $200,106 in 2001 from $279,850 in 2000, due to decreases of $36,231 and $45,179 related to the consumer and business-to-business segments, respectively, further detailed below. Total EBITDA, including Continuing and Non-Core Businesses, decreased 33.1% to $171,766 in 2001 from $256,679 in 2000 due to declines in both segments.

    Operating income (loss) from Continuing Businesses was $(583,651) in 2001 compared to $77,470 in 2000. This decrease was primarily due to an increase in amortization expense of approximately $219,000 primarily due to acquisitions as well as approximately $345,000 related to provisions for the impairment of long-lived assets of our Continuing Businesses, primarily excess of purchase price over net assets acquired. These impairments, further detailed below, were the result of certain product discontinuances as well as the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of these assets. Total operating income
(loss), including Continuing and Non-Core Businesses, was $(677,660) in 2001 compared to $33,834 in 2000.

    Interest expense increased by $1,972 or 1.4% in 2001 compared to 2000. This increase is due to increased borrowings of $265,000 under the bank credit facilities to finance the EMAP acquisition, partially offset by the Company's use of proceeds of approximately $90,400 primarily related to the sale of

Bacons and cash acquired in connection with the About merger of approximately $109,500 to repay borrowings under the bank credit facilities.

    During 2001 and 2000, the net deferred income tax asset was reduced by $135,000 and $41,200, respectively, the Company increased its valuation allowance and recorded a related provision for income taxes due to continued historical operating losses and the impairment of long-lived assets, primarily excess of purchase price over net assets acquired, and investments.

CONSUMER SEGMENT (INCLUDING CONSUMER MAGAZINE AND MEDIA GROUP, CONSUMER GUIDES AND PRIMEDIA TELEVISION):

    Sales from Continuing Businesses increased 16.0% to $1,311,005 in 2001 from $1,129,942 in 2000, before intercompany eliminations. This increase was due primarily to growth at the Company's Consumer Guides (approximately $40,700) and the acquisitions of About and EMAP whose combined results (approximately $139,100) are included in the consumer segment for the periods subsequent to their respective acquisition dates. New media sales from Continuing Businesses increased 241.8% to $85,672 in 2001 from $25,068 in 2000, primarily due to acquisitions and organic growth at apartmentguide.com (approximately $52,800) of which approximately $10,200 represents organic growth. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions, which was generally in the traditional businesses, was approximately $43,700 and $33,400 for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, revenue from barter transactions was approximately $29,000 and $2,000, respectively, with equal related expense amounts in each year.

    EBITDA from Continuing Businesses decreased 18.1% to $163,517 in 2001 from $199,748 in 2000. This decrease was due primarily to EBITDA declines at certain consumer magazines (approximately $46,900 in the aggregate) resulting from advertising softness, partially offset by strength at Consumer Guides (approximately $18,400) and an EBITDA increase from the acquisitions of EMAP and About (approximately $2,800 net) whose results are included for periods subsequent to their respective acquisition dates. The EBITDA margin decreased to 12.5% in 2001 compared to 17.7% in 2000 primarily due to increased industry-wide advertising softness as well as increased Internet spending as a result of the About acquisition.

    During the first quarter of 2002, the Company completed the sale of the Modern Bride Group ("MBG"), which includes MODERN BRIDE plus 16 regional bridal magazines. Sales from Continuing Businesses include sales of MBG of $47,032 and $48,941 during 2001 and 2000, respectively. EBITDA from Continuing Businesses includes EBITDA of MBG of $6,054 (includes an EBITDA impact of approximately $3,400 of revenue from assets-for-equity transactions) and $6,465 (includes an EBITDA impact of approximately $225 of revenue from assets-for-equity transactions) during 2001 and 2000, respectively. The 2001 EBITDA excludes the Company's equity in losses from its investment in Internet Gift Registries, which is accounted for under the equity method of accounting. In 2000, there was no EBITDA impact from this investment, as it was appropriately accounted for under the cost method of accounting.

    Operating income (loss) from Continuing Businesses, was $(490,322) in 2001 compared to $90,899 in 2000. The decrease in operating income was attributable to the decrease in EBITDA, an increase in amortization expense as a result of the About and EMAP acquisitions (approximately $154,400) and the write-off of excess of purchase price over net assets acquired approximating $326,300 relating to About. This write-off was the result of the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of the excess of purchase price over net assets acquired. This determination did not reflect other benefits realized or expected to be realized, across PRIMEDIA, as a result of the integration of About.

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING BUSINESS MAGAZINES AND MEDIA GROUP, WORKPLACE LEARNING AND PRIMEDIA INFORMATION):

    Sales from Continuing Businesses decreased 10.6% to $423,204 in 2001 from $473,589 in 2000, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines and trade shows (approximately $49,500). New media sales from Continuing Businesses decreased 2.8% to $12,502 in 2001 from $12,860 in 2000. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was approximately $10,100 and $13,400 for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, revenue from barter transactions was approximately $9,000 and $6,000, respectively, with equal related expense amounts in each year.

    EBITDA from Continuing Businesses decreased 39.6% to $68,897 in 2001 from $114,076 in 2000. This decrease was due primarily to weakness at the Business Magazines & Media Group (approximately $42,800). The EBITDA margin decreased to 16.3% in 2001 compared to 24.1% in 2000 primarily due to softness in business-to-business advertising.

    Operating income (loss) from Continuing Businesses, was $(22,938) in 2001 compared to $50,750 in 2000. The decrease in operating income was attributable to the decrease in EBITDA and an increase in amortization expense related to the write-off of excess of purchase price over net assets acquired and intangible assets at certain business-to-business segment products (approximately $17,700). This write-off was the result of the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets, primarily excess of purchase price over net assets acquired.

CORPORATE:

    Corporate expenses decreased to $32,308 in 2001 from $33,974 in 2000.

    Corporate operating loss increased to $70,391 in 2001 from $64,179 in 2000. Operating loss includes approximately $30,200 and $27,800 of non-cash compensation and non-recurring charges during the years ended December 31, 2001 and 2000, respectively, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods.

NON-CORE BUSINESSES:

    Sales from Non-Core Businesses decreased to $73,535 in 2001 from $133,733 in 2000 due to the completion of certain divestitures.

    EBITDA from the Non-Core Businesses was $(28,340) in 2001 compared to $(23,171) in 2000. Corporate administrative costs of approximately $9,900 and $9,600 were allocated to the Non-Core Businesses during the years ended
December 31, 2001 and 2000, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated upon the shutdown or divestiture of the Non-Core Businesses.

    During 2001, the Company shutdown or divested approximately 40 properties. EBITDA losses from these properties approximated $34,000 for the year ended December 31, 2001. These EBITDA losses were partially offset by positive EBITDA at Bacons, which was divested during 2001.

    Operating loss from Non-Core Businesses increased to $94,009 in 2001 from $43,636 in 2000 due to the decline in EBITDA. Operating loss also includes the gain on the sale of Bacons of approximately $54,600 which was substantially offset by increases in depreciation and amortization primarily due to impairments of long-lived assets, primarily excess of purchase price over net assets acquired (approximately $111,000), resulting from the Company's decision to shutdown certain operations.

    In November 2001, the Company completed the sale of Bacons to Observer AB for $90,000, $15,000 of which represented a note receivable as of December 31, 2001. The gain on the sale of Bacons approximated $54,600. The proceeds from the sale of Bacons were primarily used to pay down borrowings under the Company's credit facilities.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

CONSOLIDATED RESULTS:

    Sales from Continuing Businesses increased 6.9% to $1,557,219 in 2000 from $1,456,097 in 1999. This increase was due to growth of $113,858 and $33,576 in the consumer and business-to-business segments, respectively, further detailed below. Total sales, including Continuing and Non-Core Businesses, decreased 1.5% to $1,690,952 in 2000 from $1,716,102 in 1999.

    During 2000, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $46,800 during the year ended December 31, 2000. In addition, for the years ended December 31, 2000 and 1999, revenue from barter transactions was approximately $8,000 and $0, respectively, with equal related expense amounts in each year.

    EBITDA from Continuing Businesses increased 1.5% to $279,850 in 2000 from $275,744 in 1999. This increase was due to an increase in the business-to-business segment of $18,175 partially offset by a decrease in the consumer segment of $15,081, further detailed below. Total EBITDA, including Continuing and Non-Core Businesses, decreased 24.6% to $256,679 in 2000 from $340,554 in 1999 due primarily to declines in Non-Core Businesses.

    Operating income (loss) from Continuing Businesses was $77,470 in 2000 compared to $(205,814) in 1999. This increase was primarily due to a provision for impairment of long-lived assets, primarily excess of purchase price over net assets acquired, recorded in 1999 related to the business-to-business segment. Total operating income, including Continuing and Non-Core Businesses, was $33,834 in 2000 compared to $54,332 in 1999.

    Interest expense decreased by $20,921 or 12.7% in 2000 compared to 1999. This decrease was due to decreased borrowings outstanding for most of the year. Proceeds from the sales of businesses and other of approximately $174,100 and the Liberty Media investment of $200,000 were used to pay down borrowings. Approximately $350,000 of the proceeds from the sale of SEG, which occurred during the fourth quarter of 1999, was used to repay borrowings under the Company's bank credit facilities.

    During 2000, the net deferred income tax asset was reduced by $41,200, the Company increased its valuation allowance and recorded a related provision for income taxes due to historical operating losses and the impairment of investments. The Company's management determined that no adjustment to the net deferred income tax asset was required at December 31, 1999. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of SEG.

CONSUMER SEGMENT (INCLUDING CONSUMER MAGAZINE AND MEDIA GROUP, CONSUMER GUIDES AND PRIMEDIA TELEVISION):

    Sales from Continuing Businesses increased 11.2% to $1,129,942 in 2000 from $1,016,084 in 1999, before intercompany eliminations. This increase was due primarily to growth at the Company's Consumer Guides (approximately $51,800), growth in advertising and other revenues at certain consumer magazines and increased Internet advertising at related websites (approximately $63,600) partially offset by reduced newsstand sales at the soap opera and other consumer titles (approximately $13,400). New media sales from Continuing Businesses increased 88.8% to $25,068 in 2000 from $13,280 in 1999, primarily due to strength at apartmentguide.com (approximately $5,400) and other consumer websites. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses is not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was approximately $33,400 for the year ended December 31, 2000. For the year ended December 31, 2000 revenue and expense from barter transactions was approximately $2,000.

    EBITDA from Continuing Businesses decreased 7.0% to $199,748 in 2000 from $214,829 in 1999. This decrease was primarily due to net decreases at the soap opera and other consumer titles (approximately $8,400) and EBITDA losses at PRIMEDIA Digital Video (approximately $4,100). The EBITDA margin decreased to 17.7% in 2000 compared to 21.1% in 1999 primarily due to increased Internet spending and reduced newsstand sales at the soap opera and other enthusiast titles.

    During the first quarter of 2002, the Company completed the sale of the MBG. Sales from Continuing Businesses include sales of MBG of $48,941 and $44,113 during 2000 and 1999, respectively. EBITDA from Continuing Businesses include EBITDA of MBG of $6,465 (includes an EBITDA impact of approximately $225 of revenue from assets-for-equity transactions) and $5,312 (does not include any EBITDA impact because there were no assets-for-equity transactions) during 2000 and 1999, respectively.

    Operating income from Continuing Businesses, was $90,899 in 2000 compared to $86,659 in 1999. The increase in operating income was attributable to the decrease in amortization of intangible assets and excess of purchase price over net assets acquired in 2000 as compared to 1999 (approximately $23,300) partially offset by the decrease in EBITDA. Included in amortization during 1999 is the $14,333 long-lived asset impairment charge. This write-off was the result of the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets, primarily excess of purchase price over net assets acquired.

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING BUSINESS MAGAZINES AND MEDIA GROUP, WORKPLACE LEARNING AND CERTAIN PRODUCT LINES OF PRIMEDIA INFORMATION):

    Sales from Continuing Businesses increased 7.6% to $473,589 in 2000 from $440,013 in 1999, before intercompany eliminations. This increase was due primarily to growth in advertising at certain business-to-business magazines and trade shows (approximately $40,600) partially offset by declines at various other business-to-business units. New media sales from Continuing Businesses increased 50.6% to $12,860 in 2000 from $8,539 in 1999, primarily due to growth in various business-to-business websites. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was approximately $13,400 for the year ended December 31, 2000. For the year ended December 31, 2000, revenue and expense from barter transactions was approximately $6,000.

    EBITDA from Continuing Businesses increased 19.0% to $114,076 in 2000 from $95,901 in 1999. This increase was due primarily to strength at the Business Magazines & Media Group (approximately $20,600). The EBITDA margin increased to 24.1% in 2000 compared to 21.8% in 1999 primarily due to growth in advertising at certain business-to-business magazines, related websites and trade shows.

    Operating income (loss) from Continuing Businesses, was $50,750 in 2000 compared to $(261,602) in 1999. The increase in operating income was attributable to the 1999 provision for impairment of excess of purchase price over net assets acquired (approximately $261,500). This write-off was the result of the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of excess of purchase price over net assets acquired.

CORPORATE:

    Corporate expenses decreased to $33,974 in 2000 from $34,986 in 1999.

    Corporate operating loss increased to $64,179 in 2000 from $30,871 in 1999. Operating loss includes approximately $27,800 of non-cash compensation and non-recurring charges during the year ended December 31, 2000, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods.

NON-CORE BUSINESSES:

    Sales from Non-Core Businesses decreased to $133,733 in 2000 from $260,005 in 1999 due to the completion of certain divestitures.

    EBITDA from the Non-Core Businesses was $(23,171) in 2000 compared to $64,810 in 1999. Corporate administrative costs of approximately $9,600 and $8,300 were allocated to the Non-Core Businesses during the years ended
December 31, 2000 and 1999, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated upon the shutdown or divestiture of the Non-Core Businesses.

    Operating income (loss) from Non-Core Businesses was $(43,636) in 2000 compared to $260,146 in 1999. The increase in operating loss was due to the 1999 gain on sale of SEG of $227,700 as well as the EBITDA decrease.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

    Consolidated working capital deficiency, which includes current maturities of long-term debt, was $(220,259) at December 31, 2001 compared to $(346,447) at December 31, 2000. The increase in working capital is primarily attributable to a reduction of current maturities of the Company's long-term debt as a result of a refinancing of the Company's outstanding debt obligations as well as other working capital changes. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

    At December 31, 2001, the Company had cash and unused credit facilities in excess of $220,000 as further discussed below. The Company believes that due substantially to anticipated asset sale proceeds, the amount of cash and unused credit facilities will increase at December 31, 2002. In addition, there are no material required debt repayments until June 1, 2004. A change in the grade of our debt instruments by the outside rating agencies would not negatively impact our ability to use our available lines of credit or the borrowing rate under our credit facilities. As of March 28, 2002 the Company's senior debt ratings from Moody's was B1 and from Standard and Poor's was B.

    The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the next fiscal year. The Company has and continues to implement various cost-cutting programs and cash conservation plans which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future cash flow shortfalls.

    CASH FLOW - 2001 COMPARED TO 2000

    Net cash provided by (used in) operating activities, as reported, during 2001, after interest payments of $128,639, decreased to $(101,348) as compared to $52,546 during 2000, primarily due to the decrease in EBITDA of $84,900, due primarily to advertising softness, as well as payments related to accounts payable and other accrued expenses of approximately $60,800. Net capital expenditures decreased 21.7% to $60,740 during 2001 compared to $77,579 during 2000 due primarily to higher levels of spending during 2000 on new office space and capitalized software expenditures associated with the Company's new media operations. Net cash used in investing activities during 2001 was $407,057 compared to $54,644 during 2000. This increase was primarily due to the EMAP acquisition of $515,000 partially offset by the cash acquired from the About acquisition of $109,490. Net cash provided by (used in) financing activities during 2001 was $518,303 compared to $(2,873) during 2000. The change was primarily attributable to proceeds from the debt drawdowns of approximately $265,000 and equity issuances associated with the EMAP financing of approximately $250,000.

    CASH FLOW - 2000 COMPARED TO 1999

    Net cash provided by operating activities, as reported, during 2000, after interest payments of $141,937, decreased 51.0% to $52,546 as compared to $107,298 during 1999, primarily due to a decrease in EBITDA of approximately $83,900 due primarily to increased new media investments partially offset by a decrease in interest payments of approximately $23,000. Net capital expenditures increased 11.6% to $77,579 during 2000 compared to $69,488 during 1999 due primarily to increased spending on new office space and capitalized software expenditures associated with the Company's new media operations. Net cash provided by (used in) investing activities during 2000 was $(54,644) compared to $186,081 during 1999 due to reduced proceeds from the sales of businesses of approximately $239,300. Net cash used in financing activities during 2000 was $2,873 compared to $289,256 during 1999. The change was primarily attributable to the Liberty Media Corporation investment of $200,000 in 2000.

    FINANCING ARRANGEMENTS - NEW CREDIT AGREEMENT

    On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of the Company's other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc. an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt. Borrowings under the bank credit facilities are guaranteed by each of our wholly owned domestic restricted subsidiaries as determined by the Company's management in accordance with the provisions and limitations of the Company's credit agreement. The guarantees are full, unconditional and joint and several. Certain of our subsidiaries which primarily represent Internet assets and businesses, including About, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries, are not guarantors of the bank credit facilities.

    Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

    - a $475,000 revolving loan facility, of which $261,000 was outstanding at December 31, 2001;

    - a term loan A, of which $100,000 was outstanding at December 31, 2001; and

    - a term loan B, of which $422,875 was outstanding at December 31, 2001.

    As of December 31, 2001, the Company had $783,875 of borrowings outstanding, approximately $25,000 aggregate face amount of letters of credit outstanding and unused bank commitments of approximately $189,000 under the bank credit facilities.

    With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the higher of the base rate plus an applicable margin ranging from 0.125% to 1.5% or the

Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At December 31, 2001, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was approximately 4.9%.

    Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2001, the Company's commitment fees were paid at a weighted average rate of .4%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

    The commitments under the revolving loan commitment are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $23,750 in 2004, $47,500 in 2005, $71,250 in 2006, $142,500 in 2007 and a
final reduction of $190,000 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans until the final reduction in 2008. Aggregate term loan payments under the bank credit facilities are $4,250 in 2002 and 2003, $16,750 in 2004, $29,250 in 2005, 2006 and 2007, $16,750 in 2008 and $393,125 in 2009.

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

    The bank credit facilities and senior notes of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities, these events include:

    - failure to maintain PRIMEDIA's required covenant ratios, as described below;

    - failure to make a payment of principal, interest or fees within five days after its due date;

    - default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000

    - occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;

    - entry of one judgment or decree involving a liability of $15,000 or more (or more than one involving an aggregate liability of $25,000 or more); and

    - occurrence of certain events constituting a change of control of the Company.

    The events of default contained in PRIMEDIA's senior notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facilities.

    The Company does not anticipate the occurrence of any of these default events. Upon the occurrence of such an event, the Company has the ability to cure or renegotiate with its lenders.

    Under the most restrictive debt covenants as defined in the Company's credit agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 1.80 to 1 and a minimum fixed charge coverage ratio, as defined, of
1.05 to 1. The Company's maximum allowable debt leverage ratio, as defined, is
6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1, 2.25 to 1 and
2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005. The Company is in compliance with the financial and operating covenants of its financing arrangements. At December 31, 2001, the Company's debt leverage ratio defined as the ratio of consolidated EBITDA to debt (which provides for among other things, the inclusion in EBITDA from certain intercompany transactions between subsidiaries that guarantee the debt and subsidiaries that are non-guarantors), in the bank credit facilities was approximately 5.5 to 1.

    As a result of the refinancing of the Company's old bank credit facilities, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This amount is included in amortization of deferred financing costs on the statement of consolidated operations for the year ended December 31, 2001 included elsewhere in this Annual Report.

    In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of approximately $493,000 were used to repay borrowings under the revolving credit facilities.

    The 10 1/4% Senior Notes mature in June 2004, the 8 1/2% Senior Notes mature in February 2006, the 7 5/8% Senior Notes mature in April 2008 and the 8 7/8% Senior Notes mature in May 2011.

    The Company has no special purpose entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business which are fully disclosed in the footnotes to the consolidated financial statements included elsewhere in this Annual Report. In addition, on a regular basis the Company holds meetings with its shareholders, bond-holders and banks and the rating agencies to discuss the operating performance of the Company.

    OTHER ARRANGEMENTS

    In connection with the About merger, two executives of About entered into share lockup agreements with the Company, pursuant to which they agreed to specific restrictions regarding the transferability of their shares of PRIMEDIA common stock issued in the merger. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall ("the Shortfall Payment").

    During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution has agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sells such shares which it purchased in the market for proceeds of less than approximately $23,406. In connection with these agreements, the Company has recorded a liability of approximately $18,411 at December 31, 2001 representing the Shortfall Payments due under both agreements, based on the fair value of the Company's stock on such date. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300. As a result, in April 2002, the Company is obligated to pay approximately $20,300 to the financial institution, which is reflected in the table below. As a result of this executive leaving the Company, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder was forfeited resulting in a reversal of unearned compensation of $19,166. Additionally, the remaining options expired on February 14, 2002.

    FINANCING ARRANGMENTS--CONTRACTUAL OBLIGATIONS

    The contractual obligations of the Company as of December 31, 2001, are as follows:

                                                       LESS THAN                             AFTER
CONTRACTUAL CASH OBLIGATIONS                TOTAL       1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS
----------------------------              ----------   ---------   ---------   ---------   ----------
Long-term debt..........................  $1,925,217    $ 4,250    $121,000    $357,853    $1,442,114
Capital lease obligations...............      28,679      4,015       6,905       2,896        14,863
Operating leases........................     360,462     56,057      94,668      75,994       133,743
Obligation related to share lockup
  agreement.............................      20,300     20,300       --          --           --
                                          ----------    -------    --------    --------    ----------
Total Contractual Cash Obligations......  $2,334,658    $84,622    $222,573    $436,743    $1,590,720
                                          ==========    =======    ========    ========    ==========

    The Company has other commercial commitments in the form of letters of credit of approximately $25,000 aggregate face value which expire before the end of 2002.

    FINANCING ARRANGEMENTS - EMAP FINANCING

    On August 24, 2001, the Company acquired, by merger, 100% of the outstanding common stock of the publishing business of EMAP. The acquisition of EMAP is expected to strengthen the Company's unique mix of category specific endemic advertising as well as circulation revenue. Further, this acquisition advances PRIMEDIA to the number one spot in the magazine industry in terms of revenue and single copy sales. The total consideration was $525,000 comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000, (which is subject to final settlement) and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

    The Company financed the acquisition of EMAP by (1) issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund (a partnership associated with Kohlberg Kravis Roberts & Co. L.P., ("KKR") a related party of the Company) for $125,000 and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27, 2001, all of the issued and outstanding shares of the Series K Convertible Preferred Stock were, in accordance with their terms, converted into 15,795,745 shares of the Company's common stock.

    The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in kind. During 2001, the Company paid dividends-in-kind (31,248 shares of Series J Convertible Preferred Stock) valued at approximately $3,900. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

    In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company may be required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the additional warrants to purchase 250,000, 1 million, 1.25 million and
1.5 million shares of common stock, respectively. Accordingly, during November 2001, the Company issued to KKR 1996 Fund additional warrants to purchase 250,000 shares of the Company's common stock. The Company ascribed a value of $498 to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control. The consolidated financial statements do not reflect the issuance of the additional 3,750,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

    The 1,250,000 warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

    The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $9,679 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company is accreting the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid in capital using the effective interest method over a one year period as the earliest date at which the preferred stock is convertible is one year from the date of issuance. The accretion is deducted in the calculation of loss applicable to common shareholders.

    All of the above described financing transactions between the Company and KKR were reviewed by and recommended for approval by a Special Committee of the Company's Board of Directors, comprised solely of independent directors (neither employees of the Company nor affiliated with KKR). In connection therewith, the Special Committee retained its own counsel and investment banker to advise it as to the financing transactions. Such financing transactions were approved by the full Board of Directors, following such recommendation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves and the recoverability of long-lived assets including excess of purchase price over net assets acquired. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

    Allowances for doubtful accounts are estimated losses resulting from our customers' failure to make required payments. The Company continually monitors collections from customers and provides a provision for estimated credit losses. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

    Reserves for sales returns and allowances are primarily related to our newsstand sales. The Company estimates and maintains these reserves based primarily on its distributors' historical return practices and our actual return experience. If actual sales returns and allowances differ from the estimated return and allowance rates used, we may need to increase or decrease our reserve for sales returns and allowances.

    Reserves for severance, closures and restructuring related costs are estimated costs resulting from management's plans and actions to integrate the Company and consolidate certain back office functions. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves.

    The Company records purchase price allocations for our acquisitions based on preliminary information received at the date of acquisition and based on our acquisition experience. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained, typically from an independent appraisal. The final asset and liability fair values may differ from the preliminary allocations. If the final allocations for the acquisitions differ from the preliminary allocations, we may need to increase or decrease our depreciation and/or amortization expense, for the acquired assets.

    The Company has held or currently holds investments in various companies. Investments where the Company has the ability to exercise significant influence over financial and accounting policies are accounted for under the equity method of accounting and the Company records its share of income (losses) of these investments based upon the investee's most recent available financial information, typically on a three-month lag. Investments where the Company does not have significant influence are accounted for under the cost method. Some of the investments that we have made have been in publicly traded companies, which may have highly volatile share prices. Other investments are in private companies that have no active market by which fair values can be easily assessed. For significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, comparing the nature of security, price, and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received. As required by Emerging Issues Task Force ("EITF") Issue No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods and Services," the fair value of the equity securities received is determined as of the earlier of the date a performance commitment is reached or the vesting date.

    We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

    Reserves for estimated obligations relating to divestitures may arise as a result of the sale of certain titles or business units. These reserves are established for such items that we remain liable for after the sale is completed and are recorded at the time of the divesture as part of the gain or loss on the sale of the divested asset or business. If the future payments for such items differ from our estimates, there could be a change in the determination of the gain or loss on sale of the business.

    The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, excess of purchase price over net assets acquired and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

RISK FACTORS

    Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

GENERAL ECONOMIC TRENDS MAY REDUCE OUR ADVERTISING REVENUES.

    Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions. A decline in the level of business activity of our advertisers has had an adverse effect on our revenues and profit margins. Because of the recent economic slowdown in the United States, many advertisers, particularly business-to-business advertisers, are reducing advertising expenditures. The further impact of this slowdown on us is difficult to predict, but it may result in further reductions in advertising revenue. If the current economic slowdown continues or worsens, our results of operations may be adversely affected.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND OTHER MONETARY OBLIGATIONS, WHICH CONSUME A SUBSTANTIAL PORTION OF THE CASH FLOW THAT WE GENERATE.

    A substantial portion of our cash flow is dedicated to the payment of interest on indebtedness and to the payment of dividends on our preferred stock, which reduces funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

OUR DEBT INSTRUMENTS LIMIT OUR BUSINESS FLEXIBILITY BY IMPOSING OPERATING AND FINANCIAL RESTRICTIONS ON OUR OPERATIONS.

    The agreements and indentures governing our indebtedness impose, specific operating and financial restrictions on us. These restrictions impose limitations on our ability to, among other things:

    - change the nature of our business;

    - incur additional indebtedness;

    - create liens on our assets;

    - sell assets;

    - issue stock;

    - engage in mergers, consolidations or transactions with our affiliates;

    - make investments in or loans to specific subsidiaries;

    - make guarantees or specific restricted payments; and

    - declare or making dividend payments on our common or preferred stock.

INCREASES IN PAPER AND POSTAGE COSTS MAY HAVE AN ADVERSE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

    The price of paper is a significant expense relating to our print products and direct mail solicitations. Paper price increases may have an adverse effect on our future results. Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Postage costs increased in January 2001 and July 2001 and can be expected to increase in the future. We may not be able to pass these cost increases through to our customers.

WE DEPEND ON SOME IMPORTANT EMPLOYEES, AND THE LOSS OF ANY OF THOSE EMPLOYEES MAY HARM OUR BUSINESS.

    Our performance is substantially dependent on the performance of our executive officers and other key employees. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our management team. The loss of the services of any of our executive officers or key employees may harm our business.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 2001, the Company had aggregate net operating and capital loss carryforwards of approximately $1,549,600 which will be available to reduce future taxable income through 2021.

RELATED PARTY TRANSACTIONS

    The Company and a partnership managed by KKR completed the financing transactions described above. In addition, during each of the years ended December 31, 2001, 2000 and 1999, the Company incurred and paid administrative and other fees to KKR, an affiliated party, of $1,000. Approximately $750 of the 2001 fee was capitalized as acquisition and financing costs. During the years ended December 31, 2001, 2000 and 1999, the Company paid directors' fees to certain partners of KKR aggregating $220, $206 and $195, respectively.

    During 2000, a partnership affiliated with KKR purchased shares of About on the open market. These shares converted to shares of the Company at the merger completion date.

PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

    During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

    With the acquisition of About, during the first quarter of 2001, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2000.

    Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2001 and 2000 are presented in the following tables:

                                                                            PAYMENTS/WRITE-OFF
                                                    NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                 LIABILITY AS OF         YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                DECEMBER 31, 2000     DECEMBER 31, 2001     DECEMBER 31, 2001         2001
                                -----------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee-related termination
    costs.....................       $ 7,063               $17,855               $15,875             $ 9,043
  Termination of contracts....         1,519                 2,737                 1,938               2,318
  Termination of leases
    related to office
    closures..................         1,634                12,467                 1,064              13,037
  Write-off of leasehold
    improvements..............            --                 4,552                 4,552                  --
  Other.......................           213                    --                   213                  --
                                     -------               -------               -------             -------
                                      10,429                37,611                23,642              24,398
                                     -------               -------               -------             -------
Restructuring related:
  Consulting services.........           498                 3,055                 3,553                  --
  Relocation and other
    employee costs............           462                 3,221                 3,683                  --
  Other.......................            --                    33                    33                  --
                                     -------               -------               -------             -------
                                         960                 6,309                 7,269                  --
                                     -------               -------               -------             -------
Total severance, closures and
  restructuring related
  costs.......................       $11,389               $43,920               $30,911             $24,398
                                     =======               =======               =======             =======

                                                                                  PAYMENTS
                                                     NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                  LIABILITY AS OF         YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                 DECEMBER 31, 1999     DECEMBER 31, 2000     DECEMBER 31, 2000         2000
                                 -----------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee related termination
    costs......................       $   188               $ 9,631                $ 2,756            $ 7,063
  Termination of contracts.....            --                 1,541                     22              1,519
  Termination of leases related
    to office closures.........         1,561                 1,018                    945              1,634
  Other........................         3,920                (1,898)                 1,809                213
                                      -------               -------                -------            -------
                                        5,669                10,292                  5,532             10,429
                                      -------               -------                -------            -------
Restructuring related:
  Consulting services..........            --                 6,651                  6,153                498
  Relocation and other employee
    costs......................            --                 3,855                  3,393                462
                                      -------               -------                -------            -------
                                           --                10,506                  9,546                960
                                      -------               -------                -------            -------
Total severance, closures and
  restructuring related
  costs........................       $ 5,669               $20,798                $15,078            $11,389
                                      =======               =======                =======            =======

    A significant portion of the remaining costs are expected to be paid during 2002 with the balance, primarily related to leases, to be paid through 2015. To eliminate the lease related costs, the Company is aggressively pursuing subleases of its available office space.

    Included in the net provision for the years ended December 31, 2001 and 2000 are reversals of $1,884 and $3,302, respectively, of previously recorded accruals.

    As a result of the implementation of the 2001 and 2000 plans, the Company has closed and consolidated in excess of fifteen office locations and has notified 1,320 individuals that they will be terminated under these plans. As of December 31, 2001, 1,315 of those individuals have been terminated.

    The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, within a nine-month period.

    The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets included elsewhere in this Annual Report.

    During 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines as part of a program to return the Company's focus to accreditation-oriented vocational networks and associated products. In relation to these discontinuances, the Company recorded a $22,000 charge for approximately $9,000 related to transponder and office site leases and approximately $9,000 related to the recoverability of related excess of purchase price over net assets acquired and certain other assets.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2001, the EITF reached a consensus on EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 01-9 codifies and reconciles certain issues addressing the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller), including certain issues covered by EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Both EITF 01-9 and EITF 00-25, which will be effective for the Company in the first quarter of 2002, clarify the income statement classification of costs incurred by a vendor in connection with the customer's purchase or promotion of the vendor's products. The adoption of EITF 01-9 and EITF 00-25 will result in a net reclassification of product placement and brokerage costs previously classified as operating expenses in the statements of consolidated operations to reductions of revenues earned from such activities. The change in classifications will have no impact on the Company's results of operations, cash flows or financial position. The reclassification would have resulted in a net decrease in sales and a corresponding decrease in operating expenses of approximately $21,000, $15,000 and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No.142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill, also referred to as excess of purchase price over net assets acquired. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill.

    The Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP acquisition as required by the statements. The excess of purchase price over net assets acquired related to the acquisition of EMAP has not and will not be amortized. The identifiable intangible assets are currently being amortized over a fifteen-year useful life, which is subject to a final valuation and purchase price allocation.

    The Company adopted SFAS 142 on January 1, 2002 as required by the statement, for all remaining excess of purchase price over net assets acquired and identifiable intangible assets. Upon adoption, the

Company ceased the amortization of excess of purchase price over net assets acquired and other indefinite lived intangible assets, which consist primarily of trademarks. At least annually, the Company is required to test for impairment its excess of purchase price over net assets acquired and indefinite lived intangible assets.

    The EITF of the FASB is expected to provide further guidance on certain implementation issues related to the adoption of SFAS 142. The Company is unable to predict the outcome of these deliberations and is using its best judgment to interpret SFAS 142.

    Based on the Company's preliminary evaluation, the estimated effect of adoption of SFAS 142, prior to the review of any excess of purchase price of net assets acquired and other indefinite lived intangibles for impairment, had the pronouncement been adopted at the beginning of each of the fiscal years 2001, 2000 and 1999, there would have been a reduction in amortization of approximately $186,000, $44,000 and $68,000, respectively. The Company also estimates that it will record a deferred tax expense of approximately $62,000 on January 1, 2002 in connection with the adoption of SFAS 142 and will record an additional deferred income tax provision of approximately $25,000 during the year ending December 31, 2002 relating to the book and tax differences in the amortization of excess of purchase price over net assets acquired.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", relating to the disposal of a segment of a business. SFAS
No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and it is not expected to have a material effect on its results of operations or financial position.

RECENT DEVELOPMENTS

    On February 24, 2002, in accordance with the financing provided by KKR 1996 Fund, detailed in the FINANCING ARRANGEMENTS--EMAP FINANCING section above, the Company issued to KKR 1996 Fund additional warrants to purchase 1,000,000 shares of the Company's common stock as the Series J Convertible Preferred Stock continued to be outstanding six months from the date of issuance. The Company ascribed a value of $2,160 to these warrants based on a Black Scholes pricing model.

    On February 28, 2002, the Company completed the sale of its Modern Bride Group to Advance Magazine Publishers Inc. for total consideration, including a service agreement, of approximately $52,000.

IMPACT OF INFLATION AND OTHER COSTS

    The impact of inflation was immaterial during 2001, 2000 and 1999. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 4% in January 1999, approximately 10% in January 2001 and approximately 3% in July 2001. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. Paper expense declined through the first three quarters of 1999 and increased approximately 7% in the fourth quarter of 1999. During 2000, paper expense increased approximately 5%. During 2001, paper expenses decreased approximately 7%. During 2001, 2000 and 1999, paper costs represented approximately 5%, 8% and 8%, respectively, of the Company's total operating costs and expenses. This trend is a function of a softening in paper prices and decreased paper consumption through improved distribution and enhanced controls surrounding paper purchases and usage by the Company.

SEASONALITY

    The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company's business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results. Such variations have an effect on the timing of the Company's cash flows and the reported quarterly results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to the impact of changes in interest rates. In the normal course of business, the Company may manage fluctuations in interest rates through the use of swap agreements to hedge a portion of its floating rate borrowings. The Company's objective in managing this exposure is to reduce fluctuations in earnings and cash flows associated with changes in interest rates.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps at December 31, 2001 and 2000. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and projected weighted average interest rates by contractual maturity dates. At December 31, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest and receive variable-rates of interest on $200,000 of notional amounts of indebtedness, which matured on January 2, 2002 and have not been renewed. For variable rate instruments, we have indicated the applicable floating rate index.

AT DECEMBER 31, 2001

                                                                                                                      FAIR VALUE
                                     2002       2003        2004        2005       2006     THEREAFTER     TOTAL      AT 12/31/01
                                   --------   --------   ----------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt..............  $     --   $     --    $100,000    $     --   $300,000    $750,000    $1,150,000   $  999,921
    Weighted Average Interest
      Rate.......................     8.63%      8.63%       8.47%       8.47%      8.46%       8.46%         8.63%

    Variable Rate Debt...........  $     --   $     --    $     --    $     --   $ 12,250    $771,625    $  783,875   $  783,875
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread.....     5.12%      7.03%       8.08%       8.59%      8.89%       9.35%         8.22%

                                   FAIR VALUE
                                   AT 12/31/01
                                   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive Variable.....   $  1,897

AT DECEMBER 31, 2000

                                                                                                                      FAIR VALUE
                                   2001        2002         2003        2004       2005     THEREAFTER     TOTAL      AT 12/31/00
                                 --------   ----------   ----------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt............  $  9,070    $     --     $     --    $100,000   $     --    $550,000    $  659,070   $  625,450
    Weighted Average Interest
      Rate.....................     8.43%       8.43%        8.43%       8.10%      8.10%       8.10%         8.43%

    Variable Rate Debt.........  $     --    $217,500     $282,500    $430,000   $     --    $     --    $  930,000   $  930,000
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread...     6.48%       6.56%        6.77%       6.65%         --          --         6.62%

                                           FAIR VALUE
                                  2001     AT 12/31/00
                                --------   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive
    Variable--Notional
    Amount....................  $200,000    $  1,247
  Average pay rate............     6.30%
  Average receive
    rate--Forward LIBOR
    Curve.....................     5.61%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

PRIMEDIA INC. AND SUBSIDIARIES
  Independent Auditors' Report..............................   35
  Statements of Consolidated Operations for the Years Ended
    December 31, 2001, 2000 and
    1999....................................................   36
  Consolidated Balance Sheets as of December 31, 2001 and
    2000....................................................   37
  Statements of Consolidated Cash Flows for the Years Ended
    December 31, 2001, 2000
    and 1999................................................   38
  Statements of Shareholders' Deficiency for the Years Ended
    December 31, 2001, 2000 and 1999........................   40
  Notes to Consolidated Financial Statements for the Years
    Ended December 31, 2001, 2000
    and 1999................................................   42

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related statements of consolidated operations, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Notes 2 and 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.

DELOITTE & TOUCHE LLP
New York, New York
February 7, 2002
(February 28, 2002 as to Note 27
and March 8, 2002 as to Note 17)

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
Sales, net..................................................  $  1,742,293   $  1,690,952   $  1,716,102

Operating costs and expenses:
  Cost of goods sold........................................       423,432        394,494        402,568
  Marketing and selling.....................................       429,505        386,843        366,307
  Distribution, circulation and fulfillment.................       292,935        255,511        246,445
  Editorial.................................................       160,162        137,845        135,494
  Other general expenses....................................       240,933        225,606        189,748
  Corporate administrative expenses (excluding $58,181 and
    $35,210 of non-cash compensation and non-recurring
    charges in 2001 and 2000, respectively).................        32,097         33,974         34,986
  Depreciation of property and equipment....................        82,449         52,920         47,653
  Amortization of intangible assets, excess of purchase
    price over net assets acquired and other (including
    $444,699 and $275,788 of provision for impairment in
    2001 and 1999, respectively)............................       713,572        128,355        452,149
  Non-cash compensation and non-recurring charges...........        58,181         35,210             --
  Provision for severance, closures and restructuring
    related costs...........................................        43,920         20,798         22,000
  Gain on the sales of businesses and other, net............       (57,233)       (14,438)      (235,580)
                                                              ------------   ------------   ------------

Operating income (loss).....................................      (677,660)        33,834         54,332
Other income (expense):
  Provision for the impairment of investments...............      (106,512)      (188,526)            --
  Interest expense..........................................      (145,960)      (143,988)      (164,909)
  Amortization of deferred financing costs..................       (10,947)        (3,836)        (3,286)
  Other, net................................................       (35,562)        (3,110)           250
                                                              ------------   ------------   ------------
Loss before income tax expense..............................      (976,641)      (305,626)      (113,613)
Income tax expense..........................................      (135,000)       (41,200)        (6,500)
                                                              ------------   ------------   ------------
Net loss....................................................    (1,111,641)      (346,826)      (120,113)

Preferred stock dividends and related accretion.............       (62,236)       (53,063)       (53,062)
                                                              ------------   ------------   ------------
Loss applicable to common shareholders......................  $ (1,173,877)  $   (399,889)  $   (173,175)
                                                              ============   ============   ============
Basic and diluted loss applicable to common shareholders per common share:
  Net loss..................................................  $      (5.42)  $      (2.48)  $      (1.19)
                                                              ============   ============   ============
Basic and diluted common shares outstanding.................   216,531,500    161,104,053    145,418,441
                                                              ============   ============   ============

                See notes to consolidated financial statements.

'

                         PRIMEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    33,588   $    23,690
  Accounts receivable, net..................................      275,704       265,946
  Inventories, net..........................................       34,064        28,681
  Prepaid expenses and other................................       64,612        48,630
                                                              -----------   -----------
      Total current assets..................................      407,968       366,947

Property and equipment, net.................................      170,234       175,560
Other intangible assets, net................................      605,097       506,156
Excess of purchase price over net assets acquired, net......    1,424,630     1,141,436
Deferred income tax asset, net..............................           --       135,000
Other investments...........................................       45,993       265,468
Other non-current assets....................................       78,085        86,912
                                                              -----------   -----------
                                                              $ 2,732,007   $ 2,677,479
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable..........................................  $   135,502   $   120,786
  Accrued interest payable..................................       33,568        18,822
  Accrued expenses and other................................      243,266       222,773
  Deferred revenues.........................................      207,626       235,548
  Current maturities of long-term debt......................        8,265       115,465
                                                              -----------   -----------
      Total current liabilities.............................      628,227       713,394
                                                              -----------   -----------
Long-term debt..............................................    1,945,631     1,503,188
                                                              -----------   -----------
Deferred revenues...........................................       49,016       112,296
                                                              -----------   -----------
Other non-current liabilities...............................       26,768        23,303
                                                              -----------   -----------
Commitments and contingencies (Note 22)

Exchangeable preferred stock (aggregated liquidation and
  redemption values of $575,000)............................      562,957       561,324
                                                              -----------   -----------
Shareholders' deficiency:
  Series J convertible preferred stock ($.01 par value,
    1,031,248 shares issued and outstanding, aggregate
    liquidation and redemption value of $128,906 at
    December 31, 2001)......................................      122,015            --
  Common stock ($.01 par value, 250,894,668 shares and
    167,798,702 shares issued at December 31, 2001 and
    December 31, 2000, respectively)........................        2,509         1,678
  Additional paid-in capital (including warrants of $25,799
    at December 31, 2001)...................................    2,258,932     1,366,950
  Accumulated deficit.......................................   (2,772,201)   (1,603,096)
  Accumulated other comprehensive loss......................       (2,122)       (1,558)
  Unearned compensation.....................................      (11,882)           --
  Common stock in treasury, at cost (7,793,175 shares at
    December 31, 2001)......................................      (77,843)           --
                                                              -----------   -----------
      Total shareholders' deficiency........................     (480,592)     (236,026)
                                                              -----------   -----------
                                                              $ 2,732,007   $ 2,677,479
                                                              ===========   ===========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001         2000         1999
                                                              -----------   ---------   -----------
OPERATING ACTIVITIES:
  Net loss..................................................  $(1,111,641)  $(346,826)  $  (120,113)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      806,968     185,111       503,088
    Gain on the sales of businesses and other, net..........      (57,233)    (14,438)     (235,580)
    Non-cash revenue related to assets-for-equity
      transactions..........................................      (53,750)    (46,806)           --
    Equity in losses of equity method investments...........       39,761      10,137           691
    Accretion of discount on acquisition obligation and
      other.................................................        1,657       3,938         5,474
    Non-cash compensation and non-cash non-recurring
      charges...............................................       29,628      35,210            --
    Provision for the impairment of investments.............      106,512     188,526            --
    Provision for product-line closures.....................           --          --         8,809
    Deferred income taxes...................................      135,000      41,200            --
    Other, net..............................................        6,866        (577)          285
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable, net................................       50,371     (33,791)      (24,818)
    Inventories, net........................................       16,650       2,745        (4,983)
    Prepaid expenses and other..............................      (12,909)    (13,293)       (9,678)
    Increase (decrease) in:
    Accounts payable........................................      (24,115)     17,284          (465)
    Accrued interest payable................................       14,746        (557)       (1,072)
    Accrued expenses and other..............................      (36,719)     20,397        (3,588)
    Deferred revenues.......................................      (11,982)       (254)      (10,859)
    Other non-current liabilities...........................       (1,158)      4,540           107
                                                              -----------   ---------   -----------
    Net cash provided by (used in) operating activities.....     (101,348)     52,546       107,298
                                                              -----------   ---------   -----------
INVESTING ACTIVITIES:
  Additions to property, equipment and other, net...........      (60,740)    (77,579)      (69,488)
  Proceeds from sales of businesses and other...............       90,413     174,149       413,433
  Payments for businesses acquired, net of cash acquired....     (425,848)    (70,098)     (145,567)
  Payments for other investments............................      (10,882)    (81,116)      (12,297)
                                                              -----------   ---------   -----------
    Net cash provided by (used in) investing activities.....     (407,057)    (54,644)      186,081
                                                              -----------   ---------   -----------
FINANCING ACTIVITIES:
  Borrowings under credit agreements........................    1,474,600     641,150       862,789
  Repayments of borrowings under credit agreements..........   (1,620,725)   (761,675)   (1,070,500)
  Proceeds from issuance of 8 7/8% Senior Notes, net of
    discount................................................      492,685          --            --
  Payments of acquisition obligation........................       (8,833)    (19,167)      (21,166)
  Proceeds from issuances of common stock and Series K
    Convertible Preferred Stock, net........................      130,299     194,594         9,234
  Proceeds from issuance of Series J Preferred Stock, net...      124,649          --            --
  Purchases of common stock for the treasury................           --        (512)      (10,508)
  Dividends paid to preferred stock shareholders............      (53,060)    (53,063)      (53,062)
  Deferred financing costs paid.............................      (17,888)       (192)       (5,697)
  Other.....................................................       (3,424)     (4,008)         (346)
                                                              -----------   ---------   -----------
    Net cash provided by (used in) financing activities.....      518,303      (2,873)     (289,256)
                                                              -----------   ---------   -----------
Increase (decrease) in cash and cash equivalents............        9,898      (4,971)        4,123
Cash and cash equivalents, beginning of year................       23,690      28,661        24,538
                                                              -----------   ---------   -----------
Cash and cash equivalents, end of year......................  $    33,588   $  23,690   $    28,661
                                                              ===========   =========   ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001         2000         1999
                                                              -----------   ---------   -----------
SUPPLEMENTAL INFORMATION:
  Businesses acquired:
    Fair value of assets acquired...........................  $ 1,396,655   $  86,747   $   204,111
    Less: Liabilities assumed...............................      160,768       4,298        36,044
    Less: Stock consideration for businesses acquired.......      700,549      12,351        22,500
    Less: cash acquired in connection with the About
      acquisition...........................................      109,490          --            --
                                                              -----------   ---------   -----------
    Cash paid for businesses acquired.......................  $   425,848   $  70,098   $   145,567
                                                              ===========   =========   ===========
  Interest paid.............................................  $   128,639   $ 141,937   $   164,956
                                                              ===========   =========   ===========
  Cash taxes paid, net of refunds...........................  $      (111)  $   3,866   $     1,298
                                                              ===========   =========   ===========
  Non-cash investing and financing activities:
    Assets acquired under capital lease obligations.........  $       730   $   4,161   $     3,052
                                                              ===========   =========   ===========
    Stock option exercise transactions......................  $        --   $  17,498   $        --
                                                              ===========   =========   ===========
    Exchange of the Company's common shares for common
      shares of CMGI, Inc...................................  $        --   $ 164,000   $        --
                                                              ===========   =========   ===========
    Exchange of the Company's common shares for shares of
      Internet Gift Registries..............................  $     6,457   $      --   $        --
                                                              ===========   =========   ===========
    Conversion of the Company's investment in About common
      shares held prior to the merger date into the
      Company's treasury stock..............................  $    74,865   $      --   $        --
                                                              ===========   =========   ===========
    Compensatory common shares and stock options issued in
      connection with the About merger......................  $    58,826   $      --   $        --
                                                              ===========   =========   ===========
    Issuance of warrants in connection with EMAP acquisition
      and related financing.................................  $    16,120   $      --   $        --
                                                              ===========   =========   ===========
    Accretion in carrying value of exchangeable and
      convertible preferred stock...........................  $     4,772   $   1,635   $     1,848
                                                              ===========   =========   ===========
    Payment of dividends-in-kind on Series J Convertible
      Preferred Stock.......................................  $     3,906   $      --   $        --
                                                              ===========   =========   ===========
    Assets-for-equity transactions..........................  $    29,639   $ 192,880   $        --
                                                              ===========   =========   ===========
    Accretion in carrying value of common stock subject to
      redemption............................................  $        --   $      --   $       247
                                                              ===========   =========   ===========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance at January 1, 1999.........
Comprehensive loss:
    Net loss.......................
    Other comprehensive income:
      Unrealized gain on
       available-for-sale
       securities..................
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............

Issuances of common stock, net of
  issuance costs...................
Purchases of treasury stock........
Issuance of treasury stock.........
Treasury stock issued for
  acquisitions.....................
Stock grant........................
Compensation expense recognized....
Expiration of redemption feature on
  common stock subject to
  redemption.......................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Other..............................
Balance at December 31, 1999.......
Comprehensive loss:
    Net loss.......................
    Other comprehensive loss:
      Unrealized loss on
       available-for-sale
       securities..................
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............
Issuances of common stock, net of
  issuance costs...................
Issuance of common stock in
  connection with CMGI
  investment.......................
Issuance of common stock in
  connection with Liberty Digital
  investment.......................
Issuance of common stock in
  connection with Kagan
  acquisition......................
Purchases of common stock..........
Purchases of treasury stock........
Compensation expense recognized....
Expiration of redemption feature on
  common stock subject to
  redemption.......................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Other..............................
Balance at December 31, 2000.......
Comprehensive loss:
    Net loss.......................
    Other comprehensive loss:
      Cumulative effect of
       SFAS 133 adoption...........
      Change in fair value of
       derivative instruments......
      Unrealized loss on
       available-for-sale
       securities..................
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............
Issuances of common stock and
  replacement options in connection
  with About merger................
Issuances of restricted stock and
  options to About executives......
Forfeiture of common stock and
  options related to About
  executive separation.............
Net compensation expense recognized
  in connection with About
  merger...........................
Issuances of common stock, net of
  issuance costs...................
Issuance of warrants in connection
  wtih EMAP acquisition............
Issuance of Series J Convertible
  Preferred Stock and related
  warrants in connection with EMAP
  acquisition, net.................
Issuance of Common Stock in
  connection wtih EMAP
  acquisition......................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Series J Convertible Preferred
  Stock--Dividends in kind.........
Other..............................
Balance at December 31, 2001.......

                See notes to consolidated financial statements.

 SERIES J                                                    ACCUMULATED                     COMMON STOCK
CONVERTIBLE     COMMON STOCK      ADDITIONAL                    OTHER                        IN TREASURY
 PREFERRED   -------------------   PAID-IN    ACCUMULATED   COMPREHENSIVE    UNEARNED    --------------------
   STOCK       SHARES     AMOUNT   CAPITAL      DEFICIT     INCOME (LOSS)  COMPENSATION    SHARES     AMOUNT      TOTAL
-----------  -----------  ------  ----------  ------------  -------------  ------------  ----------  --------  -----------
 $     --    146,966,562  $1,470  $ 979,720   $(1,030,032)    $ (1,720)      $     --     2,752,300  $(33,141) $   (83,703)
                                                 (120,113)                                                        (120,113)
                                                                88,982                                              88,982
                                                                   102                                                 102
                                                                                                               -----------
                                                                                                                   (31,029)
                                                                                                               -----------
               1,243,229     12       8,831                                                                          8,843
                                                                                            730,237   (10,508)     (10,508)
                                       (279)                                               (181,818)    2,279        2,000
                                       (288)                                             (1,818,160)   22,788       22,500
                                       (305)                                  (17,000)   (1,380,711)   17,305           --
                                                                                1,750                                1,750
                 136,968      1       1,065                                                                          1,066
                                                  (20,000)                                                         (20,000)
                                                  (11,500)                                                         (11,500)
                                                  (21,562)                                                         (21,562)
                                     (2,095)                                                                        (2,095)
 --------    -----------  ------  ----------  -----------     --------       --------    ----------  --------  -----------
       --    148,346,759  1,483     986,649    (1,203,207)      87,364        (15,250)      101,848    (1,277)    (144,238)
                                                 (346,826)                                                        (346,826)
                                                               (88,289)                                            (88,289)
                                                                  (633)                                               (633)
                                                                                                               -----------
                                                                                                                  (435,748)
                                                                                                               -----------
               4,354,219     43      28,940                                                                         28,983
               8,000,000     80     163,920                                                                        164,000
               8,000,000     80     199,920                                                                        200,000
                 668,652      7      10,555                                                (131,348)    1,789       12,351
              (1,624,238)   (16)    (34,373)                                                                       (34,389)
                                                                                             29,500      (512)        (512)
                                     12,437                                    15,250                               27,687
                  53,310      1         879                                                                            880
                                                  (20,000)                                                         (20,000)
                                                  (11,500)                                                         (11,500)
                                                  (21,563)                                                         (21,563)
                                     (1,977)                                                                        (1,977)
 --------    -----------  ------  ----------  -----------     --------       --------    ----------  --------  -----------
       --    167,798,702  1,678   1,366,950    (1,603,096)      (1,558)            --            --        --     (236,026)
                                               (1,111,641)                                                      (1,111,641)
                                                                (1,247)                                             (1,247)
                                                                  (650)                                               (650)
                                                                  (693)                                               (693)
                                                                 2,026                                               2,026
                                                                                                               -----------
                                                                                                                (1,112,205)
                                                                                                               -----------
              52,418,727    524     707,617                                    (7,592)    7,467,693   (74,865)     625,684
               2,955,450     29      51,205                                   (51,234)                                  --
              (1,105,550)   (11)    (19,155)                                   19,166                                   --
                                                                               28,124                               28,124
               1,261,961     13       5,751                                                                          5,764
                                     10,498          (498)                                                          10,000
  114,970                             9,679                                                                        124,649
              26,595,745    266     124,269                                                                        124,535
                                                  (20,000)                                                         (20,000)
                                                  (11,500)                                                         (11,500)
                                                  (21,560)                                                         (21,560)
    3,906                                          (3,906)                                                              --
    3,139        969,633     10       2,118                                      (346)      325,482    (2,978)       1,943
 --------    -----------  ------  ----------  -----------     --------       --------    ----------  --------  -----------
 $122,015    250,894,668  $2,509  $2,258,932  $(2,772,201)    $ (2,122)      $(11,882)    7,793,175  $(77,843) $  (480,592)
 ========    ===========  ======  ==========  ===========     ========       ========    ==========  ========  ===========

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

    The Company's two business segments are consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The consumer segment includes the Consumer Magazine and Media Group, Consumer Guides and PRIMEDIA Television. The Company's business-to-business segment produces and distributes magazines, books, directories and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, automotive and healthcare. The business-to-business segment includes the Business Magazines & Media Group, Workplace Learning, and PRIMEDIA Information.

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

    USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowances for doubtful accounts, reserves for sales returns and allowances, provisions for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves and the recoverability of long-lived assets including excess of purchase price over net assets acquired.

    CONCENTRATIONS OF CREDIT RISK. Substantially all of the Company's trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2001.

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

    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from 6 months to 2 years subsequent to the promotional

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $141,000, $142,000 and $116,000, during the years ended December 31, 2001, 2000 and 1999, respectively.

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

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK ("SERIES D PREFERRED STOCK"), $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK ("SERIES F PREFERRED STOCK"), $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK ("SERIES H PREFERRED STOCK") AND SERIES J CONVERTIBLE PREFERRED STOCK ("SERIES J CONVERTIBLE PREFERRED STOCK"). The Series D Preferred Stock, Series F Preferred Stock, Series H Preferred Stock and Series J Convertible Preferred Stock were stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values is being accreted (using the interest method) by periodic charges to additional paid-in capital. The accretion is deducted in the calculation of net loss applicable to common shareholders.

    INTERNAL-USE SOFTWARE. In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's websites incurred during the application and infrastructure development phase have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DERIVATIVE FINANCIAL INSTRUMENTS. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

    SFAS No.133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value regardless of the purpose or intent for holding them. If a derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the related change in the hedged item are recognized in operations. If a derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of consolidated operations when the hedged item affects operations. For a derivative that does not qualify as a hedge, changes in fair value are recognized in operations.

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS. During 2001, other intangible assets were being amortized using both accelerated and straight-line methods over periods ranging from 1/2 of 1 year to 40 years. The excess of purchase price over net assets acquired was being amortized on a straight-line basis over 3 and 40 years. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an individual acquisition, the recoverability of the carrying values of the excess of the purchase price over the net assets acquired and other intangible assets is evaluated to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying value of such intangible assets. If the estimated cash flows are less than the carrying value of the intangible assets, the loss is measured as the amount by which the carrying value of the assets exceeds its fair value.

    As discussed in "Recent Accounting Pronouncements", the Company adopted certain provisions of SFAS No.142, "Goodwill and Other Intangible Assets", in connection with the Emap, Inc. ("EMAP") acquisition and accordingly, has not amortized the excess of purchase price over net assets acquired from this acquisition. The identifiable intangible assets from the EMAP acquisition are currently being amortized in accordance with the Company's policies stated above. The Company will adopt SFAS 142 on January 1, 2002 for all remaining excess of purchase price over net assets acquired and identifiable intangible assets. Upon adoption, the Company will no longer amortize excess of purchase price over net assets acquired and other indefinite lived intangible assets (primarily trademarks). At least annually, the Company will test for impairment its excess of purchase price over net assets acquired and intangible assets that are determined to have an indefinite life. Intangibles with a definite useful life will continue to be tested for impairment in accordance with guidance in SFAS 144.

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Workplace Learning's subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue upon shipment, net of an allowance

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for returns. In compliance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One's advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company as earned.

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

    BARTER TRANSACTIONS. The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF
No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $38,000 and $8,000 for the years ended December 31, 2001 and 2000, respectively with equal related expense amounts in each year. There was no revenue and expense from barter transactions recorded during 1999.

    FOREIGN CURRENCY. Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in OCI within shareholders' deficiency on the accompanying consolidated balance sheets.

    RECENT ACCOUNTING PRONOUNCEMENTS. In November 2001, the EITF reached a consensus on EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 01-9 codifies and reconciles certain issues addressing the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller), including certain issues covered by EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Both EITF 01-9 and EITF 00-25, which will be effective for the Company in the first quarter of 2002, clarify the income statement classification of costs incurred by a vendor in connection with the customer's purchase or promotion of the vendor's products. The adoption of EITF 01-9 and EITF

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
00-25 will result in a net reclassification of product placement and brokerage costs previously classified as distribution, circulation and fulfillment operating expenses in the statements of consolidated operations to reductions of revenues earned from such activities. The change in classifications will have no impact on the Company's results of operations, cash flows or financial position. The reclassification would have resulted in a net decrease in sales and a corresponding decrease in operating expenses of approximately $21,000, $15,000 and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No.142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill.

    The Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP acquisition as required by the statements. The excess of purchase price over net assets acquired related to the acquisition of EMAP has not and will not be amortized. The identifiable intangible assets are currently being amortized over a fifteen-year useful life, which is subject to a final valuation and purchase price allocation.

    The Company adopted SFAS 142 on January 1, 2002 as required by the statement, for all remaining excess of purchase price over net assets acquired and identifiable intangible assets. Upon adoption, the Company ceased the amortization of excess of purchase price over net assets acquired and other indefinite lived intangible assets, which consist primarily of trademarks. At least annually, the Company is required to test for impairment its excess of purchase price over net assets acquired and indefinite lived intangible assets.

    The EITF of the FASB is expected to provide further guidance on certain implementation issues related to the adoption of SFAS 142. The Company is unable to predict the outcome of these deliberations and is using its best judgment to interpret SFAS 142.

    Based on the Company's preliminary evaluation, the estimated effect of adoption of SFAS 142, prior to the review of any excess of purchase price of net assets acquired and other indefinite lived intangibles for impairment, had the pronouncement been adopted at the beginning of each of the fiscal years 2001, 2000 and 1999, there would have been a reduction in amortization of approximately $186,000, $44,000 and $68,000, respectively. The Company also estimates that it will record a deferred tax expense of approximately $62,000 on January 1, 2002 in connection with the adoption of SFAS 142 and will record an additional deferred income tax provision of approximately $25,000 during the year ending December 31, 2002 relating to the book and tax differences in the amortization of excess of purchase price over net assets acquired.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supersedes the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and it is not expected to have a material effect on its results of operations or financial position.

3. ACQUISITIONS AND OTHER INVESTMENTS

    ACQUISITIONS.  The Company acquired certain net assets or stock of:

    1999--Game & Fish, a publisher of 30 state and regional specific game and fish magazines, a producer of trade shows and a publisher of a monthly trade magazine for the emerging telecom carrier market. In addition to the aforementioned, the Company completed several other smaller acquisitions. The 1999 acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations. The cash payments for these acquisitions on an aggregate basis were approximately $145,600, in addition to the issuance of 1,818,160 shares of the Company's common stock valued at approximately $22,500.

    2000--Adams/Laux Company, Inc. and Adams/Intertec International, Inc. which publish, sell advertising in and distribute magazines and other publications relating to the meeting and conference industry and the electric power industry and Kagan World Media, Inc. and affiliated companies which publish, host seminars and provide consulting services dealing with the professional sports, media, telecommunications, cable, internet and broadcast industries. In addition, the Company completed several other smaller acquisitions. The 2000 acquisitions, if they had occurred on January 1 of the year prior to acquisition would not have had a material impact on the results of operations. The 2000 acquisitions were primarily financed through borrowings under the Company's credit agreements. The cash payments for these acquisitions on an aggregate basis were approximately $70,100, in addition to the issuance of 800,000 shares of the Company's common stock valued at approximately $12,400.

    2001--About.com, Inc. ("About"), a platform comprised of a network of more than 400 highly targeted topic-specific websites and EMAP from EMAP America Partners. EMAP publishes more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. In addition, the Company completed several other smaller acquisitions. The pro forma effect of the About and EMAP acquisitions on the Company's operations is presented below. The other acquisitions, if they had occurred on January 1 of the year prior to acquisition would not have had a material impact on the results of operations. The cash payments for these acquisitions, net of cash received were approximately $425,800. The payments were net of liabilities assumed of approximately $160,800. The excess of purchase price over net assets acquired and other intangible assets were approximately $1,112,500.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned current year's acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at December 31, 2001; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company. The consolidated financial statements include the operating results of acquisitions subsequent to their respective dates of acquisition.

    ABOUT

    On February 28, 2001, the Company completed its merger with About. This merger created an integrated traditional and new media company, providing a vast array of marketing solutions to advertisers and niche content to users. Through the efforts of knowledgeable human guides who manage the About sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related websites.

    Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company or 2.3409 shares for each About share. An independent appraisal has been completed during 2001 and was used to allocate the purchase price to the fair value of assets acquired and liabilities assumed including identifiable intangibles. The excess of purchase price over net assets acquired related to the About merger was amortized during 2001 over an estimated useful life of three years. The Company believed that a three-year life was responsive to the rapid rate of change in the Internet industry and was consistent with other recent mergers of a comparable nature. Other identifiable intangible assets are being amortized over a period of three years. The Company determined that the value of its shares of common stock issued was $11.81 per share, based on the weighted-average market values for the two days prior and two days succeeding the acquisition announcement date. The fair value of the vested and unvested options issued was determined using a Black Scholes pricing model. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:

Total number of shares of PRIMEDIA common stock issued to
  consummate the merger.....................................  44,951,034
Fair value per share of PRIMEDIA common stock...............  $    11.81
                                                              ----------
Value of shares of PRIMEDIA common stock issued.............     530,872
Fair value of replacement options issued (13,383,579
  options)..................................................     102,404
Less: Unearned compensation relating to unvested options....      (7,592)
Cost of About shares acquired prior to the merger converted
  to treasury stock.........................................      74,865
Direct merger costs.........................................      16,792
                                                              ----------
Total purchase price........................................     717,341
Less: Fair value of net tangible assets.....................    (175,140)
Less: Fair value of identifiable intangible assets..........     (24,743)
                                                              ----------
Excess of purchase price over net assets acquired...........  $  517,458
                                                              ==========

    In connection with the merger with About, 13,383,579 outstanding options to purchase shares of About common stock held by certain individuals were converted into options to purchase shares of

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was approximately $102,000 determined using a Black Scholes pricing model. As of December 31, 2001, a number of these options have been forfeited or expired unexercised (see Note 14). Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on December 31, 2001. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The remaining $12,149 is included within the total purchase price.

    In the fourth quarter of 2001, concurrent with its annual financial review process, the Company determined that the estimated future undiscounted cash flows of About were not sufficient to cover the carrying value of the excess of purchase price over net assets acquired. Accordingly, the Company recorded an impairment charge of $326,297 to write down About's excess of purchase price over net assets acquired to the estimated fair value. About is part of the consumer segment.

    In addition, in connection with the acquisition, the Company entered into various agreements with two key executives of About as discussed in Note 17.

    EMAP

    On August 24, 2001, the Company acquired, by merger, 100% of the outstanding common stock of the publishing business of EMAP. The acquisition of EMAP is expected to strengthen the Company's unique mix of category specific endemic advertising as well as circulation revenue. Further, this acquisition advances PRIMEDIA to the number one spot in the specialty magazine industry in terms of revenue and single copy sales. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

    The Company financed the acquisition of EMAP by (1) issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund (a partnership associated with Kohlberg Kravis Roberts & Co. L.P., ("KKR") a related party of the Company) for $125,000 and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27, 2001, all of the issued and outstanding shares of the Series K Convertible Preferred Stock were, in accordance with their terms, converted into 15,795,745 shares of the Company's common stock.

    The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. During 2001, the Company paid dividends-in-kind (31,248 shares of Series J Convertible Preferred Stock) valued at approximately $3,900. The

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

    In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company may be required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. Accordingly, during November 2001, the Company issued to KKR 1996 Fund additional warrants to purchase 250,000 shares of the Company's common stock. The Company ascribed a value of $498 to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control. The consolidated financial statements do not reflect the issuance of the additional 3,750,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

    The 1,250,000 warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

    The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $9,679 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company is accreting the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid in capital using the effective interest method over a one year period as the earliest date at which the preferred stock is convertible is one year from the date of issuance. The accretion is deducted in the calculation of loss applicable to common shareholders.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

Purchase consideration (including working capital and other
  settlements)..............................................  $525,000
Direct acquisition costs....................................     6,565
                                                              --------
Total purchase price........................................   531,565

Add: Fair value of net tangible liabilities of EMAP.........    36,331
                                                              --------

Total excess of purchase price over net assets acquired and
  intangible assets.........................................  $567,896
                                                              ========

    The purchase price has been allocated based on management's best estimate of the fair value of assets acquired and liabilities assumed based on the historical financial statements of EMAP. The excess purchase price over the fair value of net tangible liabilities acquired has been allocated to other identifiable intangibles and excess of purchase price over net assets acquired based on an analysis of the Company's past experience with similar acquisitions. Of the total excess of purchase price over net assets acquired and intangible assets, $408,764 has been allocated to excess of purchase price over net assets acquired which is not being amortized under SFAS No. 142, but is being amortized for tax purposes, and $159,132 has been allocated to other intangible assets, which are being amortized over a 15 year period. If the Company had recorded amortization of the excess of purchase price over net assets acquired in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, amortization expense would have increased by approximately $3,300 in 2001. This reflects preliminary estimates of the allocation of purchase consideration. The final allocation of the purchase consideration will be determined based on an independent appraisal and a comprehensive final evaluation of the fair values and useful lives of EMAP's tangible assets acquired, identifiable intangible assets and excess of purchase price over net assets acquired at the time of the acquisition. The final determination may result in asset and liability fair values and useful lives that are different than the preliminary estimates of these amounts.

    The Company's consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2000. In accordance with SFAS No. 142, these pro forma adjustments assume that none of the excess of purchase price over net assets acquired associated with the EMAP acquisition is amortized. If the Company had recorded amortization of the excess of purchase price over net assets acquired in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, assuming the acquisition occurred on January 1, 2000, amortization expense would have increased by approximately $9,900 in both 2001 and 2000. The unaudited pro forma information has been included for comparative purposes and is

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2000, nor is it necessarily indicative of future results.

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   2001              2000
                                                              ---------------   ---------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                       SHARE AMOUNTS)
Sales, net..................................................   $  1,937,072      $  2,144,492
Loss applicable to common shareholders......................   $ (1,308,673)     $   (679,938)
Basic and diluted loss applicable to common shareholders per
  common share..............................................   $      (5.39)     $      (2.92)
Weighted average shares used in basic and diluted loss
  applicable to common shareholders per common share........    242,615,842       232,676,207

    OTHER INVESTMENTS.

    Other investments consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cost method investments.....................................  $40,189    $211,694
Equity method investments...................................    5,804      23,442
Available-for-sale securities...............................       --      19,708
Other.......................................................       --      10,624
                                                              -------    --------
                                                              $45,993    $265,468
                                                              =======    ========

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

    The Company sold investments and received proceeds of approximately $3,100, $10,100 and $7,100 and realized gains on the sales of various PRIMEDIA Ventures investments of approximately $1,400, $8,600 and $6,180 in 2001, 2000 and 1999, respectively. These gains are included in gain on the sales of businesses and other, net on the accompanying statements of consolidated operations.

    The Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of approximately $6,500 and $11,200 in 2001 and 2000, respectively. These provisions for impairment are

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) included as a component of provision for the impairment of investments on the accompanying statements of consolidated operations for the years ended December 31, 2001 and 2000.

    INVESTMENT IN CMGI, INC.

    In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. The Company recorded provisions for impairment of its investment in CMGI, Inc. of approximately $7,000 and $155,500 during 2001 and 2000, respectively, as the decline in the value of the investment was deemed to be other than temporary. These provisions for impairment, which were based on the then market values of CMGI, Inc. common stock, are included as a component of provision for the impairment of investments on the accompanying statements of consolidated operations for the years ended December 31, 2001 and 2000.

    In October 2001, the Company sold its investment in CMGI for total proceeds and gain on sale of $2,149 and $619, respectively. The gain on sale is included as a component of gain on the sale of businesses and other, net on the accompanying statement of consolidated operations for the year ended
December 31, 2001.

    INVESTMENT IN LIBERTY DIGITAL.

    In April 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. The Company recorded provisions for impairment of its investment in Liberty Digital of approximately $700 and $21,900 during 2001 and 2000, respectively, as the decline in the value of the investment was deemed to be other than temporary. These provisions for impairment, which were based on the then market value of Liberty Digital common stock, are included as a component of provision for the impairment of investments on the accompanying statements of consolidated operations for the years ended December 31, 2001 and 2000.

    During 2001, the Company sold its investment in Liberty Digital for total proceeds and loss on sale of $1,838 and $668, respectively. The loss on sale is included as a component of gain on the sales of business and other, net on the accompanying statement of consolidated operations for the year ended
December 31, 2001.

    ASSETS-FOR-EQUITY TRANSACTIONS.

    During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of the Investees. The Company's investments in Investees, included in other investments on the accompanying consolidated balance sheets, totaled approximately $33,000 (approximately $28,000 representing cost method investments and approximately $5,000 representing equity method investments) and $213,000 (approximately $191,000 representing cost method investments and approximately $22,000 representing equity method investments) at December 31, 2001 and 2000, respectively. At December 31,

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
2000, $67,000 of these cost method investments represented assets-for-equity transactions with About which were eliminated in consolidation upon the completion of the merger. During the years ended December 31, 2001 and 2000, the Company made cash investments in the Investees of approximately $5,800 and $28,000, respectively. The remainder represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. During the years ended
December 31, 2001 and 2000, the Company recorded revenue from these agreements approximating $53,800 and $46,800, respectively. These amounts also include $16,800 and $16,400 of revenue related to the Company's equity method Investees for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, respectively, approximately $13,000 and $149,000 relating to the agreements with Investees is included as deferred revenues on the accompanying consolidated balance sheets.

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

    The Company continually evaluates all of its investments for potential impairment. If an investment is deemed to have an other than temporary decline in fair value, its carrying value will be reduced to fair market value. During the year ended December 31, 2001, the decline in value of certain of the Company's investments was deemed to be other than temporary. Accordingly, the Company reversed approximately $74,500 of related deferred revenue and recorded a provision for impairment of its investments in certain Investees of $81,600.

    During the years ended December 31, 2001 and 2000, respectively, the Company recorded approximately $36,800 and $7,700 of equity method losses from Investees, which is included in other, net on the accompanying statements of consolidated operations.

    INVESTMENTS IN ABOUT

    During 2000, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, as well as the right to use a mailing list owned by the Company, in exchange for an aggregate of 2,873,595 shares of common stock of About. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) services on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, the activity of which, subsequent to the merger completion date, has been and will continue to be eliminated in consolidation. During 2001 and 2000, in accordance with the terms of these agreements, the Company recorded revenue of approximately $21,000 and $9,000, respectively, and expenses of approximately $3,500 and $4,700, respectively.

    In addition, during 2000, the Company purchased 316,500 shares of About in the open market for approximately $7,800. The Company recorded an unrealized gain of $693 relating to its investment in About, which meets the criteria of SFAS No. 115. This unrealized gain is recorded as a component of OCI on the accompanying consolidated balance sheet at December 31, 2000.

    At December 31, 2000, the Company's investment in About approximated
$74,000.

4. DIVESTITURES

    1999

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

    2000

    On March 30, 2000, the Company announced its intention to divest
QWIZ, Inc., Pictorial, Inc. and 18 business directories ("Directories"). At that time, in accordance with SFAS No. 121, these businesses ceased to depreciate their property and equipment and ceased to amortize their other intangible assets and excess of purchase price over net assets acquired.

    On June 30, 2000, the Company completed the sale of Pictorial, Inc. to BISYS for total consideration of $129,000 in cash, which includes proceeds from the sale of the business as well as payments received related to a non-compete agreement. The value of the non-compete agreement is approximately $25,000 and is included in deferred revenues on the accompanying consolidated balance sheets. The non-compete agreement is being amortized over a 15-year period. In connection with the sale, the Company recorded a gain of approximately $17,300, net of estimated selling costs. The Company has used the proceeds from this sale for repayment of borrowings under its credit facilities.

    During the quarter ended June 30, 2000, the Company received $10,000 related to the final settlement on a prior period divestiture. This receipt is included in other, net on the accompanying statement of consolidated operations.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES (CONTINUED)
    On October 18, 2000, the Company completed the sale of Directories to an acquisition group formed by Bariston Partners, LLC for $34,000 in cash. In connection with the sale, the Company recorded a gain of approximately $10,800. Proceeds from the sale of Directories were primarily used to pay down borrowings under the Company's credit facilities.

    During the fourth quarter of 2000, the Company recorded a provision of approximately $28,200, to write-down the assets of QWIZ, Inc. to their net realizable value. This provision is included in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2000.

    2001

    In April 2001, the Company completed the sale of QWIZ, Inc. for $7,000 of cash. The related gain on the sale of QWIZ, Inc. approximates $300 and is included in the gain on sales of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2001. Proceeds from the sale of QWIZ, Inc. were primarily used to pay down borrowings under the Company's credit facilities.

    In November 2001, the Company completed the sale of Bacon's Information, Inc. ("Bacons") to Observer AB for $90,000, $15,000 of which represented a note receivable and is included as a component of prepaid expenses and other on the accompanying balance sheet as of December 31, 2001. The gain on the sale of Bacons approximates $54,600 and is included in gain on the sales of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2001. Proceeds from the sale of Bacons were primarily used to pay down borrowings under the Company's credit facilities.

    In addition, during 2001, the Company completed several other smaller divestitures which were not material to the results of operations or cash flows of the Company for the year ended December 31, 2001.

5. ACCOUNTS RECEIVABLE, NET

    Accounts receivable consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Accounts receivable.....................................  $304,971   $296,223
Less: Allowance for doubtful accounts...................    19,311     17,111
     Allowance for returns and rebates..................     9,956     13,166
                                                          --------   --------
                                                          $275,704   $265,946
                                                          ========   ========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INVENTORIES, NET

    Inventories consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Finished goods............................................  $ 7,346    $10,556
Work in process...........................................       38         78
Raw materials.............................................   28,323     21,233
                                                            -------    -------
                                                             35,707     31,867
Less: Allowance for obsolescence..........................    1,643      3,186
                                                            -------    -------
                                                            $34,064    $28,681
                                                            =======    =======

7. PROPERTY AND EQUIPMENT, NET

    Property and equipment, including that held under capital leases, consist of the following:

                                                  2001           DECEMBER 31,
                                             RANGE OF LIVES   -------------------
                                                (YEARS)         2001       2000
                                             --------------   --------   --------
Land.......................................      --           $  1,662   $  1,874
Buildings and improvements.................       1-40          66,016     56,780
Furniture and fixtures.....................       5-7           42,183     39,344
Machinery and equipment....................       3-10         165,726    131,335
Internal use software......................       1-3           89,228     68,442
School equipment...........................       3-10          71,574     71,765
Other......................................       2-10           9,274      6,565
                                                              --------   --------
                                                               445,663    376,105
Less: Accumulated depreciation and
  amortization.............................                    275,429    200,545
                                                              --------   --------
                                                              $170,234   $175,560
                                                              ========   ========

    Included in property and equipment are assets which were acquired under capital leases in the amount of $45,357 and $43,977 with accumulated amortization of $17,089 and $11,388 at December 31, 2001 and 2000, respectively (see Note 22).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

    Other intangible assets consist of the following:

                                               2001             DECEMBER 31,
                                          RANGE OF LIVES   -----------------------
                                             (YEARS)          2001         2000
                                          --------------   ----------   ----------
Trademarks..............................       3-40        $  447,758   $  359,709
Membership, subscriber and customer
  lists.................................       2-20           499,530      448,546
Non-compete agreements..................       1-10           213,585      220,393
Trademark license agreements............       2-15             2,967        2,967
Copyrights..............................       3-20            20,251       18,303
Databases...............................       2-12            13,662       10,117
Advertiser lists........................      .5-20           202,083      189,438
Distribution agreements.................       1-7             11,745       11,745
Other...................................       1-5             10,880       10,162
                                                           ----------   ----------
                                                            1,422,461    1,271,380
Less: Accumulated amortization..........                      817,364      765,224
                                                           ----------   ----------
                                                           $  605,097   $  506,156
                                                           ==========   ==========

    The excess of the purchase price over the fair value of the net assets acquired is net of accumulated amortization of $1,006,404 and $441,676 at December 31, 2001 and 2000, respectively.

    Amortization of intangible assets of $97,315, $80,363, and $112,763, amortization of excess of purchase price over net assets acquired of $599,877, $34,060 and $332,191 and other amortization of $16,380, $13,932, and $7,195 is included on the accompanying statements of consolidated operations under the caption amortization of intangible assets, excess of purchase price over net assets acquired and other for the years ended December 31, 2001, 2000 and 1999, respectively.

    In addition to the About impairment charge discussed in Note 3, the Company recorded $118,402 of other impairment charges in 2001 to write down certain long-lived assets, primarily the excess of purchase price over net assets acquired and other intangible assets related to certain product lines of the Business Magazines and Media Group, the Youth Entertainment Group, a component of the Consumer Magazines and Media Group, and PRIMEDIA Information. The Business Magazines and Media Group and PRIMEDIA Information Inc. are parts of the business-to-business segment and the Consumer Magazine and Media Group is part of the consumer segment. These write-downs were the result of certain product discontinuances as well as impairments determined in connection with the Company's annual financial review process when the Company determined that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets, primarily excess of purchase price over net assets acquired. These write-downs are included as a component of amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations.

    In the fourth quarter of 1999, concurrent with its annual financial review process, the Company determined that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets. Accordingly, the Company recorded an impairment charge of $261,455 to write-down PRIMEDIA Workplace Learning's excess of purchase price over net assets acquired to the estimated fair value. The estimated fair value was based on anticipated future operating cash flows to be generated by PRIMEDIA Workplace Learning, discounted at a rate commensurate with the risk involved.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET (CONTINUED)
PRIMEDIA Workplace Learning is part of the business-to-business segment. The Company also recorded a $14,333 impairment charge in 1999 to write-down certain long-lived assets, primarily the excess of purchase price over the net assets acquired and other intangible assets of certain Consumer Guides, a component of the consumer segment. These write-downs are included as a component of amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations.

9. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Deferred financing costs, net.......................   $22,324      $ 15,384
Deferred wiring and installation costs, net.........    21,069        35,050
Direct-response advertising costs, net..............    15,630        15,832
Prepublication and programming costs, net...........    13,315        11,934
Other...............................................     5,747         8,712
                                                       -------      --------
                                                       $78,085      $ 86,912
                                                       =======      ========

    The deferred financing costs are net of accumulated amortization of $8,911 and $12,456 at December 31, 2001 and 2000, respectively. The deferred wiring and installation costs are net of accumulated amortization of $56,449 and $42,055 at December 31, 2001 and 2000, respectively. Direct-response advertising costs are net of accumulated amortization of $116,700 and $98,194 at December 31, 2001 and 2000, respectively. Prepublication and programming costs are net of accumulated amortization of $35,196 and $28,312 at December 31, 2001 and 2000, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Payroll, commissions and related employee benefits......  $ 86,106   $ 79,330
Rent and lease liabilities..............................    20,085     15,533
Obligation related to share lockup agreements (see
  Note 17)..............................................    18,411         --
Retail display costs and allowances.....................    17,340     16,152
Promotion costs.........................................     6,431     21,250
Royalties...............................................     2,809      3,521
Circulation costs.......................................    13,862      9,970
Professional fees.......................................     8,633     11,718
Taxes...................................................    13,189     18,191
Deferred purchase price.................................     4,153     11,140
Dividends payable.......................................    10,646     10,646
Other...................................................    41,601     25,322
                                                          --------   --------
                                                          $243,266   $222,773
                                                          ========   ========

11. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Borrowings under bank credit facilities..............  $  783,875   $  930,000
10 1/4% Senior Notes Due 2004........................     100,000      100,000
 8 1/2% Senior Notes Due 2006........................     299,353      299,226
 7 5/8% Senior Notes Due 2008........................     249,011      248,879
 8 7/8% Senior Notes Due 2011........................     492,978           --
                                                       ----------   ----------
                                                        1,925,217    1,578,105
Obligation under capital leases (see Note 22)........      28,679       31,478
Acquisition obligation payable.......................          --        9,070
                                                       ----------   ----------
                                                        1,953,896    1,618,653
Less: Current maturities of long-term debt...........       8,265      115,465
                                                       ----------   ----------
                                                       $1,945,631   $1,503,188
                                                       ==========   ==========

    On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of the Company's other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt. Borrowings

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
under the bank credit facilities are guaranteed by each of our wholly owned domestic restricted subsidiaries as determined by the Company's management in accordance with the provisions and limitations of the Company's credit agreement. The guarantees are full, unconditional and joint and several. Certain of our subsidiaries which primarily represent Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries, are not guarantors of the bank credit facilities.

    Substantially all proceeds from sales of businesses and other investments were used to paydown borrowings under the credit agreement. The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

    - a $475,000 revolving loan facility, of which $261,000 was outstanding at December 31, 2001;

    - a term loan A, of which $100,000 was outstanding at December 31, 2001; and

    - a term loan B, of which $422,875 was outstanding at December 31, 2001.

    As of December 31, 2001, the Company had $783,875 of borrowings outstanding, approximately $25,000 aggregate face amount of letters of credit outstanding and unused bank commitments of approximately $189,000 under the bank credit facilities.

    With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the higher of the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At December 31, 2001, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was approximately 4.9%.

    Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2001, the Company's commitment fees were paid at a weighted average rate of .4%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

    The commitments under the revolving loan commitment are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $23,750 in 2004, $47,500 in 2005, $71,250 in 2006, $142,500 in 2007 and a
final reduction of $190,000 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans until the final reduction in 2008. Aggregate term loan payments under the bank credit facilities are $4,250 in 2002 and 2003, $16,750 in 2004, $29,250 in 2005, 2006 and 2007, $16,750 in 2008 and $393,125 in 2009.

    The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on the Company's common stock in excess of $75,000 in any given year.

    The bank credit facilities and senior notes of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities, these events include:

    - failure to maintain required covenant ratios, as described below;

    - failure to make a payment of principal, interest or fees within five days after its due date;

    - default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000

    - occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;

    - entry of one judgment or decree involving a liability of $15,000 or more (or more than one involving an aggregate liability of $25,000 or more); and

    - occurrence of certain events constituting a change of control of the Company.

    The events of default contained in PRIMEDIA's senior notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facilities.

    The Company does not anticipate the occurrence of any of these default events. Upon the occurrence of such an event, the Company has the ability to cure or renegotiate with its lenders.

    Under the most restrictive debt covenants as defined in the Company's credit agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 1.80 to 1 and a minimum fixed charge coverage ratio, as defined, of
1.05 to 1. The Company's maximum allowable debt leverage ratio, as defined, is
6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1,
2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005. The Company is in compliance with the financial and operating covenants of its financing arrangements.

    As a result of the refinancing of the Company's old bank credit facilities, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This amount is included in amortization of deferred financing costs on the accompanying statement of consolidated operations for the year ended December 31, 2001.

    10 1/4% SENIOR NOTES. Interest is payable semi-annually in June and December at an annual rate of 10 1/4%. The 10 1/4% Senior Notes mature on June 1, 2004, with no sinking fund requirements. The 10 1/4% Senior Notes are redeemable at 100% in 2002 plus accrued and unpaid interest.

    8 1/2% SENIOR NOTES. Interest is payable semi-annually in February and August at an annual rate of 8 1/2%. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund requirements. The 8 1/2% Senior

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 102.125% in 2002 to 100% in 2003 plus accrued and unpaid interest.

    7 5/8% SENIOR NOTES. Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest.

    8 7/8% SENIOR NOTES. In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of approximately $493,000 were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest.

    If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

    The 10 1/4% Senior Notes, 8 1/2% Senior Notes, 7 5/8% Senior Notes, and the 8 7/8% Senior Notes (together referred to as the "Senior Notes"), and the credit facility, all rank senior in right of payment to all subordinated indebtedness of PRIMEDIA Inc. (a holding company). The Senior Notes are fully, unconditionally and jointly and severally guaranteed by each of our domestic restricted subsidiaries. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

    ACQUISITION OBLIGATION. In connection with the acquisition of certain of the Company's consumer magazine operations and THE DAILY RACING FORM, an obligation was recorded equivalent to the present value of the principal and interest payments of the notes payable. The interest rate used in calculating the present value was 13%, which represents management's estimate of the prevailing market rate of interest for such obligation at the time of the acquisition. This amount was fully repaid in 2001.

    The scheduled repayments of all debt outstanding, including capital leases, as of December 31, 2001, are as follows:

YEARS ENDING                                           CAPITAL LEASE
DECEMBER 31,                                 DEBT       OBLIGATIONS      TOTAL
------------                              ----------   -------------   ----------
2002....................................  $    4,250      $ 4,015      $    8,265
2003....................................       4,250        3,687           7,937
2004....................................     116,750        3,218         119,968
2005....................................      29,250        1,524          30,774
2006....................................     328,603        1,372         329,975
Thereafter..............................   1,442,114       14,863       1,456,977
                                          ----------      -------      ----------
                                          $1,925,217      $28,679      $1,953,896
                                          ==========      =======      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES

    At December 31, 2001, the Company had aggregate net operating and capital loss carryforwards for Federal and state income tax purposes of approximately $1,549,600 which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The capital losses may only be used to offset future capital gains. The NOLs and capital losses are scheduled to expire in the following years:

                                                          CAPITAL
                                                NOLS       LOSSES      TOTAL
                                             ----------   --------   ----------
2003.......................................  $   24,500   $     --   $   24,500
2004.......................................      60,351         --       60,351
2005.......................................     102,404    165,147      267,551
2006.......................................      87,903    147,670      235,573
2007.......................................      43,506         --       43,506
2008.......................................      88,112         --       88,112
2009.......................................      71,229         --       71,229
2010.......................................     151,856         --      151,856
2011.......................................      31,812         --       31,812
2012.......................................      63,737         --       63,737
2015.......................................      35,426         --       35,426
2016.......................................      57,896         --       57,896
2017.......................................      21,312         --       21,312
2018.......................................      78,892         --       78,892
2019.......................................      56,389         --       56,389
2020.......................................      56,579         --       56,579
2021.......................................     204,909         --      204,909
                                             ----------   --------   ----------
                                             $1,236,813   $312,817   $1,549,630
                                             ==========   ========   ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                    DECEMBER 31, 2001
                                                              ------------------------------
                                                              FEDERAL     STATE      TOTAL
                                                              --------   --------   --------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax basis of accrued expenses
  and other.................................................  $ 20,229   $ 5,926    $ 26,155
Difference between book and tax basis of other intangible
  assets....................................................    47,477    13,909      61,386
Operating loss carryforwards................................   389,509    67,026     456,535
Capital loss carryforwards..................................   109,157       939     110,096
Net unrealized loss on investments..........................    34,922    10,231      45,153
Alternate minimum tax credit carryforwards..................     1,249        --       1,249
                                                              --------   -------    --------
Total.......................................................   602,543    98,031     700,574
                                                              --------   -------    --------

DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
  assets....................................................     2,221       650       2,871
Difference between book and tax basis of property and
  equipment.................................................     5,864     1,718       7,582
Other.......................................................     6,232     1,724       7,956
                                                              --------   -------    --------
Total.......................................................    14,317     4,092      18,409
                                                              --------   -------    --------
Net deferred income tax assets..............................   588,226    93,939     682,165
Less: Valuation allowances..................................   588,226    93,939     682,165
                                                              --------   -------    --------
Net.........................................................  $     --   $    --    $     --
                                                              ========   =======    ========

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)

                                                                    DECEMBER 31, 2000
                                                              ------------------------------
                                                              FEDERAL     STATE      TOTAL
                                                              --------   --------   --------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax basis of other intangible
  assets....................................................    27,535     8,067      35,602
Difference between book and tax basis of property and
  equipment.................................................    12,829     3,759      16,588
Other.......................................................     4,872     1,427       6,299
                                                              --------   -------    --------
Total.......................................................    45,236    13,253      58,489
                                                              --------   -------    --------
Net deferred income tax assets..............................   412,385    63,909     476,294
Less: Valuation allowances..................................   293,497    47,797     341,294
                                                              --------   -------    --------
Net.........................................................  $118,888   $16,112    $135,000
                                                              ========   =======    ========

    Income tax expense (benefit) is as follows:

                                                                2001        2000        1999
                                                              ---------   ---------   --------
Current
  Federal...................................................  $      --   $      --   $     --
  State and local...........................................         --          --      6,500
                                                              ---------   ---------   --------
    Total current expense...................................         --          --      6,500
                                                              ---------   ---------   --------

Deferred
  Federal...................................................   (175,841)   (226,312)    74,552
  State and local...........................................    (30,030)    (22,786)     4,116
                                                              ---------   ---------   --------
    Total deferred expense..................................   (205,871)   (249,098)    78,668
                                                              ---------   ---------   --------
Change in valuation allowance...............................    340,871     290,298    (78,668)
                                                              ---------   ---------   --------

Total provision for income taxes............................  $ 135,000   $  41,200   $  6,500
                                                              =========   =========   ========

    At December 31, 2001, 2000 and 1999, management of the Company reviewed recent operating results and projected future operating results. At the end of 2000 and 1999, management determined that a portion of the net deferred income tax assets would likely be realized. However, at the end of 2001, management determined that the net deferred income tax asset would not likely be realized. During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of investments, resulting in a provision for income taxes of $135,000 and $41,200, respectively. The amount of the net deferred income tax asset was not adjusted in 1999.

    A portion of the valuation allowances in the amount of approximately $79,300 at December 31, 2001 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

    In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of SEG.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
$10.00 Series D Exchangeable Preferred Stock ($.01 par
  value, 2,000,000 shares)..................................  $196,679   $196,133
$9.20 Series F Exchangeable Preferred Stock ($.01 par value,
  1,250,000 shares).........................................   121,781    121,361
$8.625 Series H Exchangeable Preferred Stock ($.01 par
  value, 2,500,000 shares)..................................   244,497    243,830
                                                              --------   --------
                                                              $562,957   $561,324
                                                              ========   ========

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK. Annual dividends of $10.00 per share on the Series D Preferred Stock are cumulative and payable quarterly, in cash. On or after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Subordinated Exchange Debentures due 2008 provided the Company is in compliance with the terms of its credit agreement. The liquidation and redemption value at December 31, 2001 and 2000 was $200,000.

    $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK. Annual dividends of $9.20 per share on the Series F Preferred Stock are cumulative and payable quarterly, in cash. The Company is required to redeem the Series F Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date provided the Company is in compliance with the terms of its credit agreement. As of December 31, 2001 and 2000, the liquidation and redemption value of the Series F Preferred Stock was $125,000.

    $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK. Annual dividends of $8.625 per share on the Series H Preferred Stock are cumulative and payable quarterly, in cash. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010 provided the Company is in compliance with the terms of its credit agreement. As of December 31, 2001 and 2000, the liquidation and redemption value of the Series H Preferred Stock was $250,000.

    There are no required maturity payments for the Company's Exchangeable Preferred Stock during the next five years.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK

    STOCK ISSUANCES. In April 2000, Liberty Media Corporation ("Liberty Media") invested $200,000 in cash in exchange for 8,000,000 shares of the Company's issued and outstanding shares of common stock, subject to a one-year lockup, and a warrant to purchase an additional 1,500,000 shares of the Company's common stock. The warrant received by Liberty Media is exercisable at $25 per share on or before April 19, 2003. Additionally, Liberty Media has received an option to acquire a 12.5% stake in the Company's subsidiary, PRIMEDIA Digital Video.

    During 2000, in connection with PRIMEDIA's investment in Internet Gift Registries, Inc. ("IGR"), PRIMEDIA agreed to make an offer to exchange shares of its common stock ("the exchange offering") for up to 3,764,000 shares of IGR stock and up to 556,088 shares of IGR Series B preferred stock. In July 2001, pursuant to the exchange offering, PRIMEDIA issued 969,633 shares of common stock. The exchange was recorded at approximately $6,500, the fair market value of the Company's shares on the date of issuance.

    Pursuant to PRIMEDIA's acquisition of About in February 2001, the Company exchanged approximately 52,400,000 shares of its common stock for the common stock of About. Of the total shares exchanged, approximately 7,500,000 were held by PRIMEDIA prior to the acquisition and were classified as treasury shares after the exchange.

    In August 2001, in connection with PRIMEDIA's acquisition of EMAP, investment funds managed by KKR purchased 10,800,000 shares of newly issued common stock for $50,760. Concurrently, KKR purchased 15,796,000 shares of PRIMEDIA's Series K Convertible Preferred stock for $74,240. These shares were converted into approximately 15,796,000 shares of the Company's common stock in September 2001.

    SHARE REPURCHASES. Under its share repurchase program, the Company's board of directors authorized the repurchase of up to $30,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. There were no repurchases during 2001. During 2000, the Company repurchased 29,500 shares of common stock for $512 at a weighted average price of $17.36. During 1999, the Company repurchased 730,237 shares of common stock for $10,508 at a weighted average price of $14.39. The 1999 repurchases included 694,637 shares that were repurchased for $10,000 and were not part of the share repurchase program. All repurchases above are recorded at cost.

    STOCK PURCHASE AND OPTION PLANS. The PRIMEDIA Stock Purchase and Option Plan (the "Plan") authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Plan has authorized grants of up to 35,000,000 shares of the Company's common stock or options to management personnel.

    During 1999, the Company granted 1,380,711 restricted shares of common stock from the treasury, to a senior executive. During 2000, pursuant to the grant, the vesting period accelerated based upon the achievement of certain stock performance measures. Accordingly, non-cash compensation expense of $15,250 was recognized in 2000. In addition, in 2001, approximately 3,000,000 restricted shares of the Company's common stock were issued to About executives in connection with the employment agreements entered into as a result of the About merger (see Note 17).

    As part of the merger with About, the Company assumed certain About stock purchase and option plans. No stock purchases will be allowed and no options will be granted under these plans and grantees will be issued the Company's common stock upon exercise of options. On the date of merger, the Company

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
assumed approximately 13,400,000 options outstanding under the About plan (see
Note 3). These options are included as options granted in the option table below.

    Stock options are generally granted with exercise prices at quoted market value at time of issuance. Most of the options are exercisable at the rate of 20% per year over a five-year period commencing on the effective date of the grant. Most options granted pursuant to the Plan will expire no later than ten years from the date the option was granted.

    During 1999, the Company granted 5,000,000 stock options to a senior executive. These options were to vest over 4 years, with accelerated vesting upon the achievement of certain stock performance measures. During 2000, 2,000,000 of these options vested in accordance with the accelerated vesting provisions of the original grant. During 2001, the Company granted approximately 2,200,000 stock options to its employees at an exercise price of $1.85 per share, the market price of the Company's common stock on the date of issuance.

    In addition, in connection with the employment agreements entered into as a result of the About merger, approximately 3,500,000 stock options were issued to About executives at an exercise price equal to 30% of the fair market value per share on the date of issuance (see Note 17).

    A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                        2001                                     2000                       1999
                                        ----                                     ----
                                                     WEIGHTED                                 WEIGHTED
                                                     AVERAGE                                  AVERAGE
                                                     EXERCISE                                 EXERCISE
                        OPTIONS     EXERCISE PRICE    PRICE      OPTIONS     EXERCISE PRICE    PRICE      OPTIONS
                       ----------   --------------   --------   ----------   --------------   --------   ----------
Outstanding--
  beginning of
  year...............  13,463,101   $ 5.00-$27.13     $10.68    17,090,286   $ 5.00-$15.56     $ 9.28    12,229,973
  Granted............  20,416,150   $ 0.08-$55.33     $ 9.92     1,418,500   $ 8.25-$27.13     $16.66     6,534,200
  Exercised..........    (947,062)  $ 0.14-$15.56     $ 3.41    (4,354,219)  $ 5.00-$15.56     $ 6.59    (1,243,229)
  Forfeited..........  (4,179,250)  $ 1.20-$55.33     $10.54      (691,466)  $ 8.00-$27.00     $14.06      (430,658)
                       ----------                               ----------                               ----------
Outstanding--end of
  year...............  28,752,939   $ 0.08-$55.33     $ 9.82    13,463,101   $ 5.00-$27.13     $10.68    17,090,286
                       ==========                               ==========                               ==========
Exercisable--end of
  year...............  19,163,949   $ 0.08-$55.33     $10.44     8,675,593   $ 5.00-$16.50     $ 8.82     9,391,717
                       ==========                               ==========                               ==========

                                 1999
                           ----
                                        WEIGHTED
                                        AVERAGE
                                        EXERCISE
                       EXERCISE PRICE    PRICE
                       --------------   --------
Outstanding--
  beginning of
  year...............  $ 5.00-$14.69     $ 7.16
  Granted............  $ 8.00-$15.56     $13.02
  Exercised..........  $ 5.00-$14.25     $ 6.98
  Forfeited..........  $ 5.00-$15.56     $12.15
Outstanding--end of
  year...............  $ 5.00-$15.56     $ 9.28
Exercisable--end of
  year...............  $ 5.00-$14.69     $ 6.43

    The weighted-average fair value per option for options granted in 2001, 2000 and 1999 was $5.39, $13.02 and $8.26, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                                           WEIGHTED          WEIGHTED
                                                                            AVERAGE           AVERAGE
                      NUMBER           NUMBER           WEIGHTED        EXERCISE PRICE    EXERCISE PRICE
    RANGE OF       OUTSTANDING     EXERCISABLE AT   AVERAGE REMAINING   FOR OUTSTANDING   FOR EXERCISABLE
EXERCISE PRICES    AT 12/31/01        12/31/01      CONTRACTUAL LIFE        OPTIONS           OPTIONS
---------------   --------------   --------------   -----------------   ---------------   ---------------
     $ 0.08                122              122             8               $ 0.08            $ 0.08
   $ 0.14-$ 0.20        25,541           15,325             8               $ 0.16            $ 0.14
   $ 0.22-$ 0.27        92,089           92,089             6               $ 0.22            $ 0.22
     $ 0.43             83,832           56,571             6               $ 0.43            $ 0.43
   $ 1.20-$ 1.80        22,749           19,722             7               $ 1.49            $ 1.46
   $ 1.84-$ 2.35     2,215,975           34,498            10               $ 1.85            $ 1.93
   $ 2.85-$ 3.69     2,206,167        1,326,566             9               $ 2.85            $ 2.85
   $ 4.85-$ 7.25     4,251,337        4,073,976             2               $ 5.40            $ 5.34
   $ 7.43-$11.13     4,828,139        3,863,829             7               $ 9.41            $ 9.47
   $11.19-$16.78    12,187,985        8,648,152             8               $13.27            $13.24
   $16.87-$25.10     2,289,323          673,201             9               $18.21            $19.42
   $25.44-$38.02       538,782          349,660             8               $27.66            $27.65
   $38.39-$55.33        10,898           10,238             8               $46.35            $46.81
                    ----------      -----------                             ------            ------
                    28,752,939       19,163,949             7               $ 9.82            $10.44
                    ==========      ===========                             ======            ======

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

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model for options granted in 2001, 2000 and 1999. The following weighted-average assumptions were used for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.70%, 6.29% and 6.21%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 100.42%, 72.12% and 49.29%; and a weighted-average expected life of the option of five years. The estimated fair value of options granted during 2001, 2000 and 1999 was $110,007, $18,467 and $53,976, respectively.

    The Black Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                               2001         2000        1999
                                                            -----------   ---------   ---------
Pro forma net loss........................................  $(1,149,050)  $(366,611)  $(127,177)
Pro forma loss applicable to common shareholders..........  $(1,211,286)  $(419,674)  $(180,239)
Pro forma basic and diluted loss per common share.........  $     (5.59)  $   (2.60)  $   (1.24)

    The Company had reserved approximately 10,900,000 shares of the Company's common stock for future grants in connection with the Plan at December 31, 2001.

15. NET LOSS PER SHARE

    Net loss per share has been determined based on net loss after preferred stock dividends and related accretion, divided by the weighted average number of common shares outstanding for all periods presented.

    Options to purchase 28,752,939, 13,463,101 and 17,090,286 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive. In addition, for 2001, warrants to purchase 6,120,000 shares of common stock and the potential conversion of the Series J Convertible Preferred Stock including declared dividends into approximately 18,400,000 shares of common stock were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Foreign currency translation adjustments..................  $  (225)   $(2,251)
Change in fair value of derivative instruments............   (1,897)        --
Unrealized gain on available-for-sale securities..........       --        693
                                                            -------    -------
                                                            $(2,122)   $(1,558)
                                                            =======    =======

17. NON-CASH COMPENSATION AND NON-RECURRING CHARGES

    In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Unearned compensation of $28,077 and non-cash compensation of $13,572 which reflects pro rata vesting on a graded basis were recorded for the year ended December 31, 2001.

    In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Unearned compensation of $23,157 and non-cash compensation of $11,194 which reflects pro

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. NON-CASH COMPENSATION AND NON-RECURRING CHARGES (CONTINUED) rata vesting on a graded basis was recorded for the year ended December 31, 2001. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

    Two senior executives of About also entered into share lockup agreements with the Company, pursuant to which they agreed to specific restrictions regarding the transferability of their shares of PRIMEDIA common stock issued in the merger. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall ("the Shortfall Payment").

    During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution has agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sells such shares, which it purchased in the market, for proceeds of less than approximately $23,406. In connection with these agreements, the Company has recorded a liability of approximately $18,411 at December 31, 2001 representing the Shortfall Payments due under both agreements, based on the fair value of the Company's stock on such date. This liability is a component of accrued expenses and other on the accompanying consolidated balance sheet at December 31, 2001. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300. As a result, in April 2002, the Company is obligated to pay approximately $20,300 to the financial institution. As a result of this executive leaving the Company, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder was forfeited, resulting in a reversal of unearned compensation of $19,166.

    During the year ended December 31, 2001, the Company recorded $58,181 of non-cash compensation and non-recurring charges. These non-cash compensation charges consisted of a $24,766 charge related to the restricted stock and option grants to two key executives of About discussed above, a $3,358 charge related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger and a $1,502 charge related to the issuance of stock in connection with an acquisition. These non-recurring charges consisted of a $26,480 charge related to the share lockup arrangements with certain executives of About discussed above and a $2,073 charge related to certain non-recurring compensation arrangements with certain senior executives.

    During the year ended December 31, 2000, the Company recorded $27,810 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consisted of a $15,250 charge related to 1,380,711 restricted shares of common stock granted to a senior executive in 1999, a $12,437 charge related to the extension of the expiration period of 1,000,000 options, previously granted to a senior executive, for an additional 10 year period beyond the original expiration date and a $123 charge related to the granting of stock options to certain directors. During the second quarter of 2000, the Company recorded $7,400 of non-cash non-recurring charges relating to the recoverability of certain assets of the business-to-business segment.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

    During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

    With the acquisition of About coupled with other cost initiatives, during the first quarter of 2001, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2000.

    Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2001 and 2000 are presented in the following tables:

                                                                             PAYMENTS/WRITE-OFF
                                                     NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                  LIABILITY AS OF         YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                 DECEMBER 31, 2000     DECEMBER 31, 2001     DECEMBER 31, 2001         2001
                                 -----------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee-related termination
    costs......................       $ 7,063               $17,855                $15,875            $ 9,043
  Termination of contracts.....         1,519                 2,737                  1,938              2,318
  Termination of leases related
    to office closures.........         1,634                12,467                  1,064             13,037
  Write-off of leasehold
    improvements...............            --                 4,552                  4,552                 --
  Other........................           213                    --                    213                 --
                                      -------               -------                -------            -------
                                       10,429                37,611                 23,642             24,398
                                      -------               -------                -------            -------
Restructuring related:
  Consulting services..........           498                 3,055                  3,553                 --
  Relocation and other employee
    costs......................           462                 3,221                  3,683                 --
  Other........................            --                    33                     33                 --
                                      -------               -------                -------            -------
                                          960                 6,309                  7,269                 --
                                      -------               -------                -------            -------
Total severance, closures and
  restructuring related
  costs........................       $11,389               $43,920                $30,911            $24,398
                                      =======               =======                =======            =======

                                                                             PAYMENTS
                                                NET PROVISION FOR THE       DURING THE
                             LIABILITY AS OF         YEAR ENDED             YEAR ENDED        LIABILITY AS OF
                            DECEMBER 31, 1999     DECEMBER 31, 2000     DECEMBER 31, 2000    DECEMBER 31, 2000
                            -----------------   ---------------------   ------------------   ------------------
Severance and closures:
  Employee-related
    termination costs.....       $   188               $ 9,631               $ 2,756              $ 7,063
  Termination of
    contracts.............            --                 1,541                    22                1,519
  Termination of leases
    related to office
    closures..............         1,561                 1,018                   945                1,634
  Other...................         3,920                (1,898)                1,809                  213
                                 -------               -------               -------              -------
                                   5,669                10,292                 5,532               10,429
                                 -------               -------               -------              -------
Restructuring related:
  Consulting services.....            --                 6,651                 6,153                  498

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS
(CONTINUED)

                                                                             PAYMENTS
                                                NET PROVISION FOR THE       DURING THE
                             LIABILITY AS OF         YEAR ENDED             YEAR ENDED        LIABILITY AS OF
                            DECEMBER 31, 1999     DECEMBER 31, 2000     DECEMBER 31, 2000    DECEMBER 31, 2000
                            -----------------   ---------------------   ------------------   ------------------
  Relocation and other
    employee costs........            --                 3,855                 3,393                  462
                                 -------               -------               -------              -------
                                      --                10,506                 9,546                  960
                                 -------               -------               -------              -------
Total severance, closures
  and restructuring
  related costs...........       $ 5,669               $20,798               $15,078              $11,389
                                 =======               =======               =======              =======

    A significant portion of the remaining costs are expected to be paid during 2002 with the balance, primarily related to leases, to be paid through 2015.

    Included in the net provision for the years ended December 31, 2001 and 2000 are reversals of $1,884 and $3,302, respectively, of previously recorded accruals.

    As a result of the implementation of the 2001 and 2000 plans, the Company has closed and consolidated in excess of fifteen office locations and has notified 1,320 individuals that they will be terminated under these plans. As of December 31, 2001, 1,315 of those individuals have been terminated.

    The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the accompanying consolidated balance sheets.

    During 1999, the Company discontinued five unprofitable PRIMEDIA Workplace Learning product lines as part of a program to return the Company's focus to accreditation oriented vocational networks and associated products. In relation to these discontinuances, the Company recorded a $22,000 charge for approximately $9,000 related to transponder and office site leases and approximately $9,000 related to the recoverability of related excess of purchase price over net assets acquired and certain other assets.

19. DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, the Company recorded an expense of approximately $27 as a cumulative transition adjustment to earnings, which is included in other, net on the statement of consolidated operations, relating to derivatives not designated as hedges prior to the adoption of SFAS No. 133, and $1,247 as a reduction to OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS No. 133.

INTEREST RATE SWAP CONTRACTS

    The Company uses derivative financial instruments, principally interest rate swap contracts, to manage the risks associated with interest rate fluctuations on its floating rate borrowings. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable interest rates. Under the terms of its interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with major financial institutions in order to minimize credit risk. Prior to entering into any

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) interest rate swap contracts, the Company considers, among other things, swap terms including the reference rate, payment and maturity dates and the notional amount in determining if the interest rate swap contract will be effective at modifying an existing debt obligation.

    The Company's interest rate swap contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments. Accordingly, the interest rate swap contracts are reflected at fair value on the Company's consolidated balance sheet and the related gains and losses on these contracts are deferred in shareholders' deficiency as a component of OCI. These gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in operations. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in operations. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

    At December 31, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest and receive variable-rates of interest on $200,000 of notional amount of indebtedness. These swaps matured on January 2, 2002 and have not been renewed. For the year ended December 31, 2001, the Company's interest rate swap contracts, which are included as a component of accrued interest payable on the accompanying consolidated balance sheet as of December 31, 2001, were considered to be highly effective. Accordingly, the decrease in fair value of these contracts of $650 for the year ended December 31, 2001 was recognized as a component of OCI.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                      DECEMBER 31,
                                                ---------------------------------------------------------
                                                           2001                          2000
                                                ---------------------------   ---------------------------
                                                CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                                --------------   ----------   --------------   ----------
10 1/4% Senior Notes..........................     $100,000       $ 97,580       $100,000       $100,560
8 1/2% Senior Notes...........................      299,353        264,119        299,226        283,367
7 5/8% Senior Notes...........................      249,011        196,021        248,879        232,453
8 7/8% Senior Notes...........................      492,978        442,201             --             --
Acquisition Obligation........................           --             --          9,070          9,070
Series D Preferred Stock......................      196,679        113,406        196,133        164,000
Series F Preferred Stock......................      121,781         69,001        121,361         97,500
Series H Preferred Stock......................      244,497        136,088        243,830        187,500
Interest Rate Swap Agreements.................        1,897          1,897             --          1,247

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair value of the senior notes was determined based on the quoted market prices, the fair value of the preferred stocks was based on recent bid prices and the fair value of the acquisition obligation was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined using discounted cash flow models.

    For instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of floating-rate long-term debt approximates carrying value because these instruments re-price frequently at current market prices.

21. BENEFIT PLANS AND OTHER EMPLOYEE COSTS

    RETIREMENT PLANS. Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $5,500 in 2001, $5,800 in 2000 and $9,500 in 1999.

    EMPLOYEE STOCK PURCHASE PLAN ("ESPP"). During March 2000, the Company approved and implemented the PRIMEDIA Employee Stock Purchase Plan. The ESPP is intended to encourage long-term investment in the Company and to assist eligible employees of the Company and its eligible subsidiaries to purchase common stock of the Company through payroll deductions at a discount. The ESPP permits full-time or part-time employees who customarily work at least 20 hours per week and five months a year to purchase shares of the Company's common stock at the lesser of 90% of the closing stock price on the first or last day of the offering period. In connection with the ESPP, for the offering period ended December 31, 2000, 132,793 shares were issued in January 2001, at a share price of $10.7438. For the offering period ended June 30, 2001, 182,106 shares were issued in July 2001, at a share price of $6.111 and for the offering period ended December 31, 2001, 207,044 shares were issued in January 2002, at a share price of $3.915.

22. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $49,388, $41,310 and $38,099 for the years ended December 31, 2001, 2000 and 1999, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases primarily relate to real estate and equipment. The following annual rental commitments include $13,037 that has been reserved for as part of the provision for severance, closures and restructuring related costs (see Note 18) and is included in accrued expenses and other in the accompanying December 31, 2001 consolidated balance sheet. This amount represents the net present valued obligation, taking into account anticipated sub-leases, for offices

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. COMMITMENTS AND CONTINGENCIES (CONTINUED) closed or to be closed by the Company that still have remaining lease obligations. Minimum rental commitments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2002..................................................        $ 56,057
2003..................................................          50,467
2004..................................................          44,201
2005..................................................          40,849
2006..................................................          35,145
Thereafter............................................         133,743
                                                              --------
                                                              $360,462
                                                              ========

    Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2002..................................................        $ 6,135
2003..................................................          5,470
2004..................................................          4,620
2005..................................................          2,743
2006..................................................          2,666
Thereafter............................................         18,653
                                                              -------
                                                               40,287
Less: Amount representing interest (at rates ranging
  from 4.4% to 12.9%).................................         11,608
                                                              -------
Present value of net minimum lease payments...........         28,679
Less: Current portion.................................          4,015
                                                              -------
Long-term obligations (included in long-term debt)....        $24,664
                                                              =======

    CONTINGENCIES. The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

    At December 31, 2001, the Company had approximately $25,000 aggregate face amount of letters of credit outstanding (see Note 11).

23. RELATED PARTY TRANSACTIONS

    The Company and a partnership managed by KKR completed the financing transactions described in Note 3. In addition, during each of the years ended December 31, 2001, 2000 and 1999, the Company incurred and paid administrative and other fees to KKR, an affiliated party, of $1,000. Approximately $750 of the 2001 fee was capitalized as acquisition and financing costs. During the years ended December 31, 2001, 2000 and 1999, the Company paid directors' fees to certain partners of KKR aggregating $220, $206 and $195, respectively.

    During 2000, a partnership affiliated with KKR purchased shares of About on the open market. These shares converted to shares of the Company at the merger completion date.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                               FIRST          SECOND         THIRD          FOURTH
                              QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                            ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED
  DECEMBER 31, 2001:
Sales, net................  $    427,006   $    445,278   $    418,623   $    451,386   $  1,742,293
Operating loss............       (28,947)       (62,490)      (178,484)      (407,739)      (677,660)
Net loss..................       (85,808)      (139,680)      (277,869)      (608,284)    (1,111,641)
Loss applicable to common
  shareholders............       (99,482)      (153,353)      (292,817)      (628,225)    (1,173,877)
Basic and diluted loss
  applicable to common
  shareholders per common
  share...................  $       (.54)  $       (.72)  $      (1.29)  $      (2.60)  $      (5.42)
Basic and diluted common
  shares outstanding......   183,027,919    213,515,036    227,640,526    241,942,518    216,531,500

FOR THE YEAR ENDED
  DECEMBER 31, 2000:
Sales, net................  $    404,450   $    425,527   $    401,647   $    459,328   $  1,690,952
Operating income (loss)...           352         21,838         (6,989)        18,633         33,834
Net loss..................       (39,431)        (7,068)       (43,019)      (257,308)      (346,826)
Loss applicable to common
  shareholders............       (52,697)       (20,333)       (56,285)      (270,574)      (399,889)
Basic and diluted loss
  applicable to common
  shareholders per common
  share...................  $       (.35)  $       (.13)  $       (.34)  $      (1.62)  $      (2.48)
Basic and diluted common
  shares outstanding......   149,257,038    161,034,718    166,639,589    167,484,869    161,104,053

    In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included on a quarterly basis.

    During the first quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $2,560, provision for severance, closures and restructuring related costs of $6,487, gain on the sales of businesses and other, net of $527 and provision for the impairment of investments of $3,248. During the second quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $10,168, provision for severance, closures and restructuring related costs of $6,015, loss on the sales of businesses and other, net of $(24) and provision for the impairment of investments of $27,559. During the third quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $47,440, provision for severance, closures and restructuring related costs of $15,633, loss on the sales of businesses and other, net of $(70) and provision for the impairment of investments of $57,684. In addition, during the third quarter of 2001, the Company recorded $47,460 of impairments to write-down certain long-lived assets, primarily the excess of purchase price over net assets acquired and other intangible assets. These impairments are included as a component of amortization of intangible assets,

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED) excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations. During the fourth quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $(1,987), provision for severance, closures and restructuring related costs of $15,785, gain on the sales of businesses and other, net of $56,800 primarily attributable to the sale of Bacons, provision for the impairment of investments of $18,021 and deferred income tax expense of $135,000. In addition, during the fourth quarter of 2001, the Company recorded $397,239 of impairments to write down certain long-lived assets, primarily the excess of purchase price over net assets acquired and other intangible assets. These impairments are included as a component of amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations.

    During the first quarter of 2000, the Company recorded non-cash compensation of $14,792, restructuring related costs of $6,319 and gain on the sale of businesses and other of $10,992. During the second quarter of 2000, the Company recorded non-cash compensation and non-recurring charges of $9,752, a provision for severance, closures and restructuring related costs of $10,399 and gain on the sale of businesses and other, net of $17,490. During the third quarter of 2000, the Company recorded non-cash compensation of $2,354, a provision for severance, closures and restructuring related costs of $2,291 and loss on the sale of businesses and other, net of $(1,658). During the fourth quarter of 2000, the Company recorded non-cash compensation of $8,312, a provision for severance, closures and restructuring related costs of $1,789, loss on the sale of businesses and other, net of $(12,386) and a provision for the impairment of investments of $188,526. During the fourth quarter of 2000, the Company recorded income tax expense of $41,200.

    All of these items, with the exception of the provision for the impairment of investments and income tax expense, are included in operating income (loss).

25. BUSINESS SEGMENT INFORMATION

    The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. The Company's Non-Core Businesses include SEG, QWIZ, Inc., Pictorial, Inc., certain business directories, Bacon's, certain titles of the Business Magazines & Media Group, Consumer Guides, EMAP, PRIMEDIA Enthusiast Group and the Youth Entertainment Group, and certain other businesses to be divested or discontinued. In addition, the Company has restructured or consolidated several new media properties, including IndustryClick and GR8Ride, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. It is management's intention that businesses designated as Non-Core Businesses will be classified as such for short periods of time, generally not to exceed one year. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker views these businesses separately when evaluating and making decisions regarding ongoing operations. The information presented below includes certain allocations and intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. In the ordinary course of

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION (CONTINUED) business, corporate administrative costs of approximately $9,900, $9,600 and $8,300 were allocated to the Non-Core Businesses during the years ended December 31, 2001, 2000 and 1999, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated upon the shutdown or divestiture of the Non-Core Businesses. These intercompany transactions are eliminated in consolidation. Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments such as general corporate administration. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and gain on sales of businesses and other, net.

    The Company has reclassified certain product lines as Non-Core Businesses and, in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant.

                                              2001         2000         1999
                                           ----------   ----------   ----------
SALES, NET:
  Continuing Businesses:
    Consumer(1)..........................  $1,311,005   $1,129,942   $1,016,084
    Business-to-Business.................     423,204      473,589      440,013
    Eliminations.........................     (65,451)     (46,312)          --
  Non-Core Businesses....................      73,535      133,733      260,005
                                           ----------   ----------   ----------
      Total..............................  $1,742,293   $1,690,952   $1,716,102
                                           ==========   ==========   ==========

EBITDA(2):
  Continuing Businesses:
    Consumer(1)..........................  $  163,517   $  199,748   $  214,829
    Business-to-Business(3)..............      68,897      114,076       95,901
    Other:
      Corporate..........................     (32,308)     (33,974)     (34,986)
  Non-Core Businesses....................     (28,340)     (23,171)      64,810
                                           ----------   ----------   ----------
      Total..............................  $  171,766   $  256,679   $  340,554
                                           ==========   ==========   ==========


DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Continuing Businesses:
    Consumer.............................  $   47,679   $   26,294   $   26,955
    Business-to-Business.................      26,255       18,856       15,525
    Other:
      Corporate..........................       2,109        1,947        1,515
  Non-Core Businesses....................       6,406        5,823        3,658
                                           ----------   ----------   ----------
      Total..............................  $   82,449   $   52,920   $   47,653
                                           ==========   ==========   ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION (CONTINUED)


TOTAL ASSETS:
  Continuing Businesses:
    Consumer.............................  $2,003,653   $1,402,577   $1,393,232
    Business-to-Business.................     622,737      707,529      704,251
    Other:
      Corporate..........................      75,171      405,128      300,710
  Non-Core Businesses....................      30,446      162,245      316,359
                                           ----------   ----------   ----------
      Total..............................  $2,732,007   $2,677,479   $2,714,552
                                           ==========   ==========   ==========

ADDITIONS TO PROPERTY, EQUIPMENT AND OTHER, NET:
  Continuing Businesses:
    Consumer.............................  $   39,822   $   33,039   $   32,485
    Business-to-Business.................      12,358       23,348       26,544
    Other:
      Corporate..........................       2,251        1,192        1,163
  Non-Core Businesses....................       6,309       20,000        9,296
                                           ----------   ----------   ----------
      Total..............................  $   60,740   $   77,579   $   69,488
                                           ==========   ==========   ==========

    The following is a reconciliation of EBITDA to operating income (loss).

                                                2001        2000        1999
                                              ---------   ---------   ---------
Total EBITDA (2)............................  $ 171,766   $ 256,679   $ 340,554
Depreciation of property and equipment......    (82,449)    (52,920)    (47,653)
Amortization of intangible assets, excess of
  purchase price over net assets acquired
  and other (4).............................   (713,572)   (128,355)   (452,149)
Non-cash compensation and non-recurring
  charges...................................    (58,181)    (35,210)         --
Gain on the sales of businesses and other,
  net.......................................     57,233      14,438     235,580
Provision for severance, closures and
  restructuring related costs...............    (43,920)    (20,798)    (22,000)
Other integration costs included in general
  and administrative expenses (5)...........     (8,537)         --          --
                                              ---------   ---------   ---------
Operating income (loss).....................  $(677,660)  $  33,834   $  54,332
                                              =========   =========   =========

------------------------------

(1) Includes results of Modern Bride Group (which includes MODERN BRIDE plus 16 regional bridal magazines) which was divested during 2002. Sales of Modern Bride Group were $47,032, $48,941, and $44,113 during 2001, 2000 and 1999, respectively. EBITDA of Modern Bride Group was $6,054 (includes EBITDA impact of approximately $3,400 of revenue from assets-for-equity transactions), $6,465 (includes EBITDA impact of approximately $225 of revenue from assets-for-equity transactions) and $5,312 (does not include any EBITDA impact because there were no assets-for-equity transactions) during 2001, 2000 and 1999, respectively.

(2) Represents earnings before interest, taxes, depreciation, amortization and other (income) and charges including non-cash compensation and non-recurring charges of $58,181 and $35,210 for the years ended December 31, 2001 and 2000, respectively, a provision for severance, closures and restructuring related costs of $43,920, $20,798 and $22,000 for the years ended
    December 31, 2001, 2000 and 1999, respectively, and (gain) on the sales of businesses and other, net of $(57,233), $(14,438) and $(235,580) for the years ended December 31, 2001, 2000, and 1999, respectively, and for the year ended December 31, 2001,

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION (CONTINUED)
    EBITDA excludes $8,537 of other integration costs included in general and administrative expenses. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income (loss) (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to pay preferred stock dividends and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(3) Includes the reversal of a $4,000 sales tax accrual that was no longer required. The reversal was recorded during the three months ended March 31, 2001.

(4) Includes a provision for the impairment of long-lived assets of $444,699 and $275,788 for the years ended December 31, 2001 and 1999, respectively.

(5) Includes certain integration costs primarily related to the About merger and other Company-wide integration efforts. These costs principally represent internal personnel costs associated with the consolidation of company-wide functions as well as fees paid to consultants related to the centralization of certain support functions and implementation of certain standardized technology.

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

   The information that follows presents condensed consolidating financial information as of and for the years ended December 31, 2001, 2000 and 1999 for
a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as guarantor subsidiaries in 1999 and 2000 have been classified as non-guarantor subsidiaries in 2001.

    The December 31, 1999 results for the non-guarantor subsidiaries are for a six-month period.

    The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany receivable and payable balances in the accompanying condensed consolidating balance sheets includes cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. Such intercompany balances are eliminated in consolidation. The non-guarantor subsidiary results of operations include: internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The expenses described above are billed, by the Company, at market rates. All intercompany related activities are eliminated in consolidation.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                   PRIMEDIA INC.
                                                                    GUARANTOR     NON-GUARANTOR                         AND
                                                  PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                 ---------------   ------------   --------------   ------------   ---------------
Sales, net.....................................    $        --      $1,516,489      $ 294,172        $(68,368)      $ 1,742,293
Operating costs and expenses:
  Cost of goods sold...........................             --         364,951        126,638         (68,157)          423,432
  Marketing and selling........................             80         323,812        105,613              --           429,505
  Distribution, circulation and fulfillment....             --         209,100         83,835              --           292,935
  Editorial....................................             --         118,869         41,293              --           160,162
  Other general expenses.......................            131         152,108         88,694              --           240,933
  Corporate administrative expenses (excluding
    non-cash compensation and non-recurring
    charges)...................................         29,226           1,182          1,900            (211)           32,097
  Depreciation of property and equipment.......          2,108          42,149         38,192              --            82,449
  Amortization of intangible assets, excess of
    purchase price over net assets acquired and
    other (including impairments)..............            509         163,654        549,409              --           713,572
  Non-cash compensation and non-recurring
    charges....................................         30,199              --         27,982              --            58,181
  Provision for severance, closures and
    restructuring related costs................         14,201           7,592         22,127              --            43,920
  (Gain) loss on the sales of businesses and
    other, net.................................         (9,218)        (48,848)           833              --           (57,233)
                                                   -----------      ----------      ---------        --------       -----------
Operating income (loss)........................        (67,236)        181,920       (792,344)             --          (677,660)
Other income (expense):
  Provision for the impairment of
    investments................................        (93,869)             --        (12,643)                         (106,512)
  Interest expense.............................       (142,223)         (3,335)          (402)             --          (145,960)
  Amortization of deferred financing costs.....           (603)        (10,205)          (139)             --           (10,947)
  Equity in losses of subsidiaries.............       (855,146)             --             --         855,146                --
  Intercompany management fees and interest....        215,896        (215,896)            --              --                --
  Other, net...................................        (34,005)         14,716        (16,273)             --           (35,562)
                                                   -----------      ----------      ---------        --------       -----------
Loss before income tax expense.................       (977,186)        (32,800)      (821,801)        855,146          (976,641)
Income tax expense.............................       (134,455)           (386)          (159)             --          (135,000)
                                                   -----------      ----------      ---------        --------       -----------
Net loss.......................................    $(1,111,641)     $  (33,186)     $(821,960)       $855,146       $(1,111,641)
                                                   ===========      ==========      =========        ========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                       PRIMEDIA INC.
                                                          GUARANTOR     NON-GUARANTOR                       AND
                                        PRIMEDIA INC.    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                        --------------   ------------   -------------   ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents...........   $    17,478     $    13,257      $   2,853     $        --     $    33,588
  Accounts receivable, net............           991         241,817         32,896              --         275,704
  Intercompany receivables............       852,188         486,870         78,932      (1,417,990)             --
  Inventories, net....................            --          31,986          2,078              --          34,064
  Prepaid expenses and other..........         8,849          45,371         10,392              --          64,612
                                         -----------     -----------      ---------     -----------     -----------
    Total current assets..............       879,506         819,301        127,151      (1,417,990)        407,968

Property and equipment, net...........         6,590         109,909         53,735              --         170,234
Investment in and advances to
  subsidiaries........................     1,233,308              --             --      (1,233,308)             --
Other intangible assets, net..........         1,451         569,397         34,249              --         605,097
Excess of purchase price over net
  assets acquired, net................        (6,077)      1,331,633         99,074              --       1,424,630
Other investments.....................        39,777              --          6,216              --          45,993
Other non-current assets..............          (106)         76,491          1,700              --          78,085
                                         -----------     -----------      ---------     -----------     -----------
                                         $ 2,154,449     $ 2,906,731      $ 322,125     $(2,651,298)    $ 2,732,007
                                         ===========     ===========      =========     ===========     ===========

LIABILITIES AND SHAREHOLDERS'
  DEFICIENCY
Current liabilities:
  Accounts payable....................   $     2,510     $   115,122      $  17,870     $        --     $   135,502
  Intercompany payables...............            --         986,891        431,099      (1,417,990)             --
  Accrued interest payable............        33,568              --             --              --          33,568
  Accrued expenses and other..........        70,458         119,451         53,357              --         243,266
  Deferred revenues...................        37,346         175,110         (4,830)             --         207,626
  Current maturities of long-term
    debt..............................         4,319           3,934             12              --           8,265
                                         -----------     -----------      ---------     -----------     -----------
    Total current liabilities.........       148,201       1,400,508        497,508      (1,417,990)        628,227
                                         -----------     -----------      ---------     -----------     -----------
Long-term debt........................     1,921,305          24,326             --              --       1,945,631
                                         -----------     -----------      ---------     -----------     -----------
Intercompany notes payable............            --       2,491,381        781,349      (3,272,730)             --
                                         -----------     -----------      ---------     -----------     -----------
Deferred revenues.....................         2,578          46,438             --              --          49,016
                                         -----------     -----------      ---------     -----------     -----------
Other non-current liabilities.........            --          25,464          1,304              --          26,768
                                         -----------     -----------      ---------     -----------     -----------
Exchangeable preferred stock..........       562,957              --             --              --         562,957
                                         -----------     -----------      ---------     -----------     -----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)
                         PRIMEDIA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                       PRIMEDIA INC.
                                                          GUARANTOR     NON-GUARANTOR                       AND
                                        PRIMEDIA INC.    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                        --------------   ------------   -------------   ------------   --------------
Shareholders' deficiency:
  Series J convertible preferred
    stock.............................       122,015              --             --              --         122,015
  Common stock........................         2,509              --             --              --           2,509
  Additional paid-in capital..........     2,258,932              --             --              --       2,258,932
  Accumulated deficit.................    (2,772,201)     (1,081,036)      (957,817)      2,038,853      (2,772,201)
  Accumulated other comprehensive
    loss..............................        (2,122)           (350)          (219)            569          (2,122)
  Unearned compensation...............       (11,882)             --             --              --         (11,882)
  Common stock in treasury, at cost...       (77,843)             --             --              --         (77,843)
                                         -----------     -----------      ---------     -----------     -----------
    Total shareholders' deficiency....      (480,592)     (1,081,386)      (958,036)      2,039,422        (480,592)
                                         -----------     -----------      ---------     -----------     -----------
                                         $ 2,154,449     $ 2,906,731      $ 322,125     $(2,651,298)    $ 2,732,007
                                         ===========     ===========      =========     ===========     ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................................    $(1,111,641)     $ (33,186)      $(821,960)      $ 855,146       $(1,111,641)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.............          3,220        216,051         587,697              --           806,968
    (Gain) loss on the sales of businesses and
      other, net..............................         (9,218)       (53,926)          5,911              --           (57,233)
    Non-cash revenue related to
      assets-for-equity transactions..........             --        (35,092)        (18,658)             --           (53,750)
    Equity in losses of equity method
      investments.............................         37,015            732           2,014              --            39,761
    Accretion of discount on acquisition
      obligation and other....................            660            997              --              --             1,657
    Non-cash compensation and non-cash non-
      recurring charges.......................         28,125             --           1,503              --            29,628
    Provision for the impairment of
      investments.............................         93,869             --          12,643              --           106,512
    Equity in losses of subsidiaries..........        855,146             --              --        (855,146)               --
    Intercompany (income) expense.............       (215,896)       215,896              --              --                --
    Deferred income taxes.....................        135,000             --              --              --           135,000
    Other, net................................             --         (2,008)          8,874              --             6,866
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net..................           (921)        30,994          20,298              --            50,371
    Inventories, net..........................             --          4,415          12,235              --            16,650
    Prepaid expenses and other................        (35,531)         1,417          21,205              --           (12,909)
  Increase (decrease) in:
    Accounts payable..........................         (5,043)       (13,849)         (5,223)             --           (24,115)
    Accrued interest payable..................         14,746             48             (48)             --            14,746
    Accrued expenses and other................          4,620        (16,042)        (25,297)             --           (36,719)
    Deferred revenues.........................            (30)       (10,140)         (1,812)             --           (11,982)
    Other non-current liabilities.............            146        (25,320)         24,016              --            (1,158)
                                                  -----------      ---------       ---------       ---------       -----------
      Net cash provided by (used in) operating
        activities............................       (205,733)       280,987        (176,602)             --          (101,348)
                                                  -----------      ---------       ---------       ---------       -----------
INVESTING ACTIVITIES:
  Additions to property, equipment and other,
    net.......................................         (2,140)       (29,555)        (29,045)             --           (60,740)
  Proceeds from sales of businesses and
    other.....................................          6,557         82,871             985              --            90,413
  Payments for businesses acquired, net of
    cash acquired.............................         10,000       (543,930)        108,082              --          (425,848)
  Payments for other investments..............        (12,672)        (1,560)          3,350              --           (10,882)
                                                  -----------      ---------       ---------       ---------       -----------
      Net cash provided by (used in) investing
        activities............................          1,745       (492,174)         83,372              --          (407,057)
                                                  -----------      ---------       ---------       ---------       -----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
  Intercompany activity.......................    $  (328,583)     $ 233,591       $  94,992       $      --       $        --
  Borrowings under credit agreements..........      1,474,600             --              --              --         1,474,600
  Repayments of borrowings under credit
    agreements................................     (1,620,725)            --              --              --        (1,620,725)
  Proceeds from issuances of 8 7/8% Senior
    Notes, net of discount....................        492,685             --              --              --           492,685
  Payments of acquisition obligation..........         (3,310)        (5,523)             --              --            (8,833)
  Proceeds from issuances of common stock and
    Series K Convertible Preferred Stock,
    net.......................................        130,202             --              97              --           130,299
  Proceeds from issuance of Series J Preferred
    Stock, net................................        124,649             --              --              --           124,649
  Dividends paid to preferred stock
    shareholders..............................        (53,060)            --              --              --           (53,060)
  Deferred financing costs paid...............           (370)       (17,518)             --              --           (17,888)
  Other.......................................           (158)        (3,199)            (67)             --            (3,424)
                                                  -----------      ---------       ---------       ---------       -----------
      Net cash provided by financing
        activities............................        215,930        207,351          95,022              --           518,303
                                                  -----------      ---------       ---------       ---------       -----------
Increase (decrease) in cash and cash
  equivalents.................................         11,942         (3,836)          1,792              --             9,898
Cash and cash equivalents, beginning of
  year........................................    $     5,536      $  17,093       $   1,061       $      --       $    23,690
                                                  -----------      ---------       ---------       ---------       -----------
Cash and cash equivalents, end of year........    $    17,478      $  13,257       $   2,853       $      --       $    33,588
                                                  ===========      =========       =========       =========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                   PRIMEDIA INC.
                                                                    GUARANTOR     NON-GUARANTOR                         AND
                                                  PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                 ---------------   ------------   --------------   ------------   ---------------
Sales, net.....................................     $      --       $1,679,542      $  61,989        $(50,579)      $1,690,952
Operating costs and expenses:
  Cost of goods sold...........................            --          385,772         59,301         (50,579)         394,494
  Marketing and selling........................            --          363,253         23,590              --          386,843
  Distribution, circulation and fulfillment....            --          233,435         22,076              --          255,511
  Editorial....................................            --          132,358          5,487              --          137,845
  Other general expenses.......................            --          184,759         40,847              --          225,606
  Corporate administrative expenses (excluding
    non-cash compensation and non-recurring
    charges)...................................        33,023               --            951              --           33,974
  Depreciation of property and equipment.......         1,947           43,093          7,880              --           52,920
  Amortization of intangible assets, excess of
    purchase price over net assets acquired and
    other......................................           328          126,355          1,672              --          128,355
  Non-cash compensation and non-recurring
    charges....................................        27,810            7,400             --              --           35,210
  Provision for severance, closures and
    restructuring related costs................        14,372            6,281            145              --           20,798
  Gain on the sales of businesses and other,
    net........................................        (5,669)          (5,906)        (2,863)             --          (14,438)
                                                    ---------       ----------      ---------        --------       ----------
Operating income (loss)........................       (71,811)         202,742        (97,097)             --           33,834
Other income (expense):
  Provision for the impairment of
    investments................................      (177,344)              --        (11,182)                        (188,526)
  Interest expense.............................      (138,060)          (5,650)          (278)             --         (143,988)
  Amortization of deferred financing costs.....            --           (3,836)            --              --           (3,836)
  Equity in losses of subsidiaries.............      (134,536)              --             --         134,536               --
  Intercompany management fees and interest....       224,988         (224,988)            --              --               --
  Other, net...................................        (8,863)           6,135           (382)             --           (3,110)
                                                    ---------       ----------      ---------        --------       ----------
Loss before income tax expense.................      (305,626)         (25,597)      (108,939)        134,536         (305,626)
Income tax expense.............................       (41,200)              --             --              --          (41,200)
                                                    ---------       ----------      ---------        --------       ----------
Net loss.......................................     $(346,826)      $  (25,597)     $(108,939)       $134,536       $ (346,826)
                                                    =========       ==========      =========        ========       ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                               PRIMEDIA INC.
                                                                GUARANTOR     NON-GUARANTOR                         AND
                                              PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                             ---------------   ------------   --------------   ------------   ---------------
ASSETS
Current assets
  Cash and cash equivalents................    $     5,536     $    16,995       $  1,159      $        --      $    23,690
  Accounts receivable, net.................             70         257,075          8,801               --          265,946
  Intercompany receivables.................        774,165         324,678         17,690       (1,116,533)              --
  Inventories, net.........................             --          27,827            854               --           28,681
  Prepaid expenses and other...............          2,253          36,913          9,464               --           48,630
                                               -----------     -----------       --------      -----------      -----------
    Total current assets...................        782,024         663,488         37,968       (1,116,533)         366,947

Property and equipment, net................          6,554         128,016         40,990               --          175,560
Investment in and advances to
  subsidiaries.............................        950,319              --             --         (950,319)              --
Other intangible assets, net...............          2,353         501,861          1,942               --          506,156
Excess of purchase price over net assets
  acquired, net............................        (13,070)      1,146,701          7,805               --        1,141,436
Deferred income tax asset, net.............        135,000              --             --               --          135,000
Other investments..........................        248,236             914         16,318               --          265,468
Other non-current assets...................          1,857          84,910            145               --           86,912
                                               -----------     -----------       --------      -----------      -----------
                                               $ 2,113,273     $ 2,525,890       $105,168      $(2,066,852)     $ 2,677,479
                                               ===========     ===========       ========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable.........................    $     7,552     $   109,650       $  3,584      $        --      $   120,786
  Intercompany payables....................             --         899,208        217,325       (1,116,533)              --
  Accrued interest payable.................         18,822              --             --               --           18,822
  Accrued expenses and other...............         67,734         144,270         10,769               --          222,773
  Deferred revenues........................         26,164         190,914         18,470               --          235,548
  Current maturities of long-term debt.....        105,744           9,706             15               --          115,465
                                               -----------     -----------       --------      -----------      -----------
    Total current liabilities..............        226,016       1,353,748        250,163       (1,116,533)         713,394
                                               -----------     -----------       --------      -----------      -----------
Long-term debt.............................      1,476,128          27,051              9               --        1,503,188
                                               -----------     -----------       --------      -----------      -----------
Intercompany notes payable.................             --       2,138,619             --       (2,138,619)              --
                                               -----------     -----------       --------      -----------      -----------
Deferred revenues..........................         85,831          26,465             --               --          112,296
                                               -----------     -----------       --------      -----------      -----------
Other non-current liabilities..............             --          22,114          1,189               --           23,303
                                               -----------     -----------       --------      -----------      -----------
Exchangeable preferred stock...............        561,324              --             --               --          561,324
                                               -----------     -----------       --------      -----------      -----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                               PRIMEDIA INC.
                                                                GUARANTOR     NON-GUARANTOR                         AND
                                              PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                             ---------------   ------------   --------------   ------------   ---------------
Shareholders' deficiency:
  Common stock.............................         1,678               --             --               --           1,678
  Additional paid-in capital...............     1,366,950               --             --               --       1,366,950
  Accumulated deficit......................    (1,603,096)      (1,040,278)      (145,771)       1,186,049      (1,603,096)
  Accumulated other comprehensive income
    (loss).................................        (1,558)          (1,829)          (422)           2,251          (1,558)
  Unearned stock grant compensation........            --               --             --               --              --
  Common stock in treasury,
    at cost................................            --               --             --               --              --
                                               ----------      -----------       --------      -----------      ----------
    Total shareholders' deficiency.........      (236,026)      (1,042,107)      (146,193)       1,188,300        (236,026)
                                               ----------      -----------       --------      -----------      ----------
                                               $2,113,273      $ 2,525,890       $105,168      $(2,066,852)     $2,677,479
                                               ==========      ===========       ========      ===========      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................................     $(346,826)      $ (25,597)      $(108,939)      $ 134,536        $(346,826)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.............         2,275         173,284           9,552              --          185,111
    Gain on the sales of businesses and other,
      net.....................................        (5,669)         (5,906)         (2,863)             --          (14,438)
    Non-cash revenue related to
      assets-for-equity transactions..........            --         (39,395)         (7,411)             --          (46,806)
    Equity in losses of equity method
      investments.............................         8,257           1,880              --              --           10,137
    Accretion of discount on acquisition
      obligation and other....................           841           3,097              --              --            3,938
    Non-cash compensation and non-cash non-
      recurring charges.......................        27,810           7,400              --              --           35,210
    Provision for the impairment of
      investments.............................       177,344              --          11,182              --          188,526
    Equity in losses of subsidiaries..........       134,536              --              --        (134,536)              --
    Intercompany (income) expense.............      (224,988)        224,988              --              --               --
    Deferred income taxes.....................        41,200              --              --              --           41,200
    Other, net................................           (32)           (234)           (311)             --             (577)
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net..................           (25)        (28,256)         (5,510)             --          (33,791)
    Inventories, net..........................            --           1,475           1,270              --            2,745
    Prepaid expenses and other................        (2,302)         (3,812)         (7,179)             --          (13,293)
  Increase (decrease) in:
    Accounts payable..........................         4,110          10,900           2,274              --           17,284
    Accrued interest payable..................          (557)             --              --              --             (557)
    Accrued expenses and other................        10,803           2,796           6,798              --           20,397
    Deferred revenues.........................            30          (6,250)          5,966              --             (254)
    Other non-current liabilities.............           (21)          4,539              22              --            4,540
                                                   ---------       ---------       ---------       ---------        ---------
      Net cash provided by (used in) operating
        activities............................      (173,214)        320,909         (95,149)             --           52,546
                                                   ---------       ---------       ---------       ---------        ---------
INVESTING ACTIVITIES:
  Additions to property, equipment and other,
    net.......................................        (1,189)        (43,895)        (32,495)             --          (77,579)
  Proceeds from sales of businesses and
    other.....................................            --         164,256           9,893              --          174,149
  Payments for businesses acquired, net of
    cash acquired.............................            --         (68,610)         (1,488)             --          (70,098)
  Payments for other investments..............       (66,664)         (1,935)        (12,517)             --          (81,116)
                                                   ---------       ---------       ---------       ---------        ---------
      Net cash provided by (used in) investing
        activities............................       (67,853)         49,816         (36,607)             --          (54,644)
                                                   ---------       ---------       ---------       ---------        ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
  Intercompany activity.......................     $ 216,242       $(351,358)      $ 135,116       $      --        $      --
  Borrowings under credit agreements..........       641,150              --              --              --          641,150
  Repayments of borrowings under credit
    agreements................................      (756,150)             51          (5,576)             --         (761,675)
  Payments of acquisition obligation..........        (7,182)        (11,985)             --              --          (19,167)
  Proceeds from issuances of common stock, net
    of redemptions............................       194,594              --              --              --          194,594
  Purchases of common stock for the
    treasury..................................          (512)             --              --              --             (512)
  Dividends paid to preferred stock
    shareholders..............................       (53,063)             --              --              --          (53,063)
  Deferred financing costs paid...............            --            (192)             --              --             (192)
  Other.......................................             3          (4,011)             --              --           (4,008)
                                                   ---------       ---------       ---------       ---------        ---------
      Net cash provided by (used in) financing
        activities............................       235,082        (367,495)        129,540              --           (2,873)
                                                   ---------       ---------       ---------       ---------        ---------
Increase (decrease) in cash and cash
  equivalents.................................        (5,985)          3,230          (2,216)             --           (4,971)
Cash and cash equivalents, beginning of
  year........................................        11,521          13,765           3,375              --           28,661
                                                   ---------       ---------       ---------       ---------        ---------
Cash and cash equivalents, end of year........     $   5,536       $  16,995       $   1,159       $      --        $  23,690
                                                   =========       =========       =========       =========        =========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                 PRIMEDIA INC.
                                                                  GUARANTOR     NON-GUARANTOR                         AND
                                                PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                               ---------------   ------------   --------------   ------------   ---------------
Sales, net...................................     $      --      $ 1,704,006       $ 19,725       $  (7,629)      $ 1,716,102
Operating costs and expenses:
  Cost of goods sold.........................            --          393,803         16,394          (7,629)          402,568
  Marketing and selling......................            --          357,197          9,110              --           366,307
  Distribution, circulation and
    fulfillment..............................            --          239,581          6,864              --           246,445
  Editorial..................................            --          134,821            673              --           135,494
  Other general expenses.....................            --          179,630         10,118              --           189,748
  Corporate administrative expenses..........        34,216              770             --              --            34,986
  Depreciation of property and equipment.....         1,515           44,885          1,253              --            47,653
  Amortization of intangible assets, excess
    of purchase price over net assets
    acquired and other (including
    impairments).............................           473          450,843            833              --           452,149
  Provision for severance, closures and
    restructuring related costs..............            --           22,000             --              --            22,000
  Gain on the sales of businesses and other,
    net......................................            --         (229,402)        (6,178)             --          (235,580)
                                                  ---------      -----------       --------       ---------       -----------
Operating income (loss)......................       (36,204)         109,878        (19,342)             --            54,332
Other income (expense):
  Interest expense...........................      (158,055)          (6,495)          (359)             --          (164,909)
  Amortization of deferred financing costs...          (143)          (3,139)            (4)             --            (3,286)
  Equity in losses of subsidiaries...........      (123,001)              --             --         123,001                --
  Intercompany income (expense)..............       196,019         (196,004)           (15)             --                --
  Other, net.................................         1,271             (329)          (692)             --               250
                                                  ---------      -----------       --------       ---------       -----------
Loss before income tax expense...............      (120,113)         (96,089)       (20,412)        123,001          (113,613)
Income tax expense...........................            --           (6,500)            --              --            (6,500)
                                                  ---------      -----------       --------       ---------       -----------
Net loss.....................................     $(120,113)     $  (102,589)      $(20,412)      $ 123,001       $  (120,113)
                                                  =========      ===========       ========       =========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                               PRIMEDIA INC.
                                                                GUARANTOR     NON-GUARANTOR                         AND
                                              PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                             ---------------   ------------   --------------   ------------   ---------------
ASSETS
Current assets
  Cash and cash equivalents................    $   11,521      $    13,765       $  3,375      $        --      $   28,661
  Accounts receivable, net.................            67          231,506          3,992               --         235,565
  Intercompany receivables.................       866,999           96,850          6,600         (970,449)             --
  Inventories, net.........................            --           30,585          2,124               --          32,709
  Prepaid expenses and other...............         1,576           33,822          1,082               --          36,480
                                               ----------      -----------       --------      -----------      ----------
    Total current assets...................       880,163          406,528         17,173         (970,449)        333,415

Property and equipment, net................         7,603          133,287         11,453               --         152,343
Investment in and advances to
  subsidiaries.............................     1,287,095               --             --       (1,287,095)             --
Other intangible assets, net...............         3,048          612,198          4,704               --         619,950
Excess of purchase price over net assets
  acquired, net............................       (13,437)       1,216,901         11,942               --       1,215,406
Deferred income tax asset, net.............       176,200               --             --               --         176,200
Other investments..........................         5,785              933        105,461               --         112,179
Other non-current assets...................         2,881          100,740          1,438               --         105,059
                                               ----------      -----------       --------      -----------      ----------
                                               $2,349,338      $ 2,470,587       $152,171      $(2,257,544)     $2,714,552
                                               ==========      ===========       ========      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable.........................    $    3,442      $    97,801       $  1,435      $        --      $  102,678
  Intercompany payables....................       150,938          737,129         82,382         (970,449)             --
  Accrued interest payable.................        19,379               --             --               --          19,379
  Accrued expenses and other...............        56,597          156,951          4,189               --         217,737
  Deferred revenues........................            --          167,579          3,760               --         171,339
  Current maturities of long-term debt.....         7,280           15,460             --               --          22,740
                                               ----------      -----------       --------      -----------      ----------
    Total current liabilities..............       237,636        1,174,920         91,766         (970,449)        533,873
                                               ----------      -----------       --------      -----------      ----------
Long-term debt.............................     1,695,715           31,656          5,525               --       1,732,896
                                               ----------      -----------       --------      -----------      ----------
Intercompany notes payable.................            --        2,250,568            697       (2,251,265)             --
                                               ----------      -----------       --------      -----------      ----------
Other non-current liabilities..............            --           29,684          2,112               --          31,796
                                               ----------      -----------       --------      -----------      ----------
Exchangeable preferred stock...............       559,689               --             --               --         559,689
                                               ----------      -----------       --------      -----------      ----------
Common stock subject to redemption.........           536               --             --               --             536
                                               ----------      -----------       --------      -----------      ----------

Shareholders' equity (deficiency):
  Common stock.............................         1,483               --             --               --           1,483
  Additional paid-in capital...............       986,649               --             --               --         986,649
  Accumulated deficit......................    (1,203,207)      (1,014,505)       (37,029)       1,051,534      (1,203,207)
  Accumulated other comprehensive income
    (loss).................................        87,364           (1,736)        89,100          (87,364)         87,364

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                               PRIMEDIA INC.
                                                                GUARANTOR     NON-GUARANTOR                         AND
                                              PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                             ---------------   ------------   --------------   ------------   ---------------
  Unearned stock grant compensation........    $  (15,250)     $        --       $     --      $        --      $  (15,250)
  Common stock in treasury,
    at cost................................        (1,277)              --             --               --          (1,277)
                                               ----------      -----------       --------      -----------      ----------
    Total shareholders' equity
      (deficiency).........................      (144,238)      (1,016,241)        52,071          964,170        (144,238)
                                               ----------      -----------       --------      -----------      ----------
                                               $2,349,338      $ 2,470,587       $152,171      $(2,257,544)     $2,714,552
                                               ==========      ===========       ========      ===========      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                 PRIMEDIA INC.
                                                                  GUARANTOR     NON-GUARANTOR                         AND
                                                PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                               ---------------   ------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss...................................    $  (120,113)    $  (102,589)      $(20,412)     $   123,001      $  (120,113)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization............          2,131         498,867          2,090               --          503,088
    Gain on the sales of businesses and
      other, net.............................             --        (229,402)        (6,178)              --         (235,580)
    Equity in losses of equity method
      investments............................             --             691             --               --              691
    Accretion of discount on acquisition
      obligation and other...................          1,340           4,134             --               --            5,474
    Equity in losses of subsidiaries.........        123,001              --             --         (123,001)              --
    Intercompany (income) expense............       (196,019)        196,004             15               --               --
    Provision for product-line closures......             --           8,809             --               --            8,809
    Other, net...............................          1,710          (1,027)          (398)              --              285
  Changes in operating assets and
    liabilities:
  (Increase) decrease in:
    Accounts receivable, net.................            140         (25,395)           437               --          (24,818)
    Inventories, net.........................             --          (2,952)        (2,031)              --           (4,983)
    Prepaid expenses and other...............         (3,183)         (5,416)        (1,079)              --           (9,678)
  Increase (decrease) in:
    Accounts payable.........................          3,175          (3,995)           355               --             (465)
    Accrued interest payable.................         (1,072)             --             --               --           (1,072)
    Accrued expenses and other...............         (1,959)         (3,143)         1,514               --           (3,588)
    Deferred revenues........................             --         (10,301)          (558)              --          (10,859)
    Other non-current liabilities............             --              88             19               --              107
                                                 -----------     -----------       --------      -----------      -----------
      Net cash provided by (used in)
        operating activities.................       (190,849)        324,373        (26,226)              --          107,298
                                                 -----------     -----------       --------      -----------      -----------
INVESTING ACTIVITIES:
  Additions to property, equipment and other,
    net......................................         (1,163)        (58,559)        (9,766)              --          (69,488)
  Proceeds from sales of businesses and
    other....................................             --         406,292          7,141               --          413,433
  Payments for businesses acquired, net of
    cash acquired............................             --        (142,902)        (2,665)              --         (145,567)
  Payments for other investments.............             --          (4,630)        (7,667)              --          (12,297)
                                                 -----------     -----------       --------      -----------      -----------
      Net cash provided by (used in)
        investing activities.................         (1,163)        200,201        (12,957)              --          186,081
                                                 -----------     -----------       --------      -----------      -----------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                 PRIMEDIA INC.
                                                                  GUARANTOR     NON-GUARANTOR                         AND
                                                PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                               ---------------   ------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
    Intercompany activity....................    $   470,212     $ 1,031,485       $ 40,270      $(1,541,967)     $        --
    Borrowings under credit agreements.......        862,500               1            288               --          862,789
    Repayments of borrowings under credit
      agreements.............................     (1,070,500)             --             --               --       (1,070,500)
    Payments of acquisition obligation.......         (7,931)        (13,235)            --               --          (21,166)
    Proceeds from issuances of common stock,
      net of redemptions.....................          9,234              --             --               --            9,234
    Increase (decrease) in subsidiary capital
      stock..................................             --      (1,541,967)            --        1,541,967               --
    Purchases of common stock for the
      treasury...............................        (10,508)             --             --               --          (10,508)
    Dividends paid to preferred stock
      shareholders...........................        (53,062)             --             --               --          (53,062)
    Deferred financing costs paid............         (2,023)         (3,672)            (2)              --           (5,697)
    Other....................................             16            (359)            (3)              --             (346)
                                                 -----------     -----------       --------      -----------      -----------
      Net cash provided by (used in)
        financing activities.................        197,938        (527,747)        40,553               --         (289,256)
                                                 -----------     -----------       --------      -----------      -----------
Increase (decrease) in cash and cash
  equivalents................................          5,926          (3,173)         1,370               --            4,123
Cash and cash equivalents, beginning of
  period.....................................          5,595          16,938          2,005               --           24,538
                                                 -----------     -----------       --------      -----------      -----------
Cash and cash equivalents, end of period.....    $    11,521     $    13,765       $  3,375      $        --      $    28,661
                                                 ===========     ===========       ========      ===========      ===========

27. SUBSEQUENT EVENTS

    On February 24, 2002, in accordance with the financing provided by KKR 1996 Fund, the Company issued to KKR 1996 Fund additional warrants to purchase 1,000,000 shares of the Company's common stock as the Series J Convertible Preferred Stock continued to be outstanding six months from the date of issuance (see Note 3). The Company ascribed a value of $2,160 to these warrants based on a Black Scholes pricing model.

    On February 28, 2002, the Company completed the sale of its Modern Bride Group to Advance Magazine Publishers Inc. for total consideration, including a service agreement, of approximately $52,000.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
       FORM 8-K.

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules

                                                                PAGE
                                                              --------
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       PRIMEDIA Inc. and Subsidiaries
         For the Year Ended December 31, 2001...............    S-1
         For the Year Ended December 31, 2000...............    S-2
         For the Year Ended December 31, 1999...............    S-3
       Independent Auditors' Report on Schedule.............    S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

(b)--Reports on Form 8-K

    PRIMEDIA Inc. filed its Current Report on Form 8-K on October 12, 2001 including information required by Item 5. This report dated October 12, 2001 announced that the Company has been informed that CMGI, Inc. sold 6,115,200 shares of PRIMEDIA Inc. common stock to an institutional investor in a privately negotiated transaction.

    PRIMEDIA Inc. filed its Current Report on Form 8-K/A on November 7, 2001 including information required by Items 2 and 7. This report dated August 24, 2001 announced that the Company has completed the acquisition of the publishing business of EMAP, Inc. In addition, this report contained unaudited pro forma financial information, the audited consolidated financial statements of EMAP, Inc. as of and for the year ended March 31, 2001 and the notes thereto, unaudited consolidated financial statements as of and for the three months ended June 30, 2001 and the notes thereto and the consent of EMAP, Inc.'s independent auditors.

(c)--Exhibits

           2.1      --Agreement and Plan of Merger among PRIMEDIA Inc.,
                      Abracadabra Acquisition Corporation and About.com, Inc.
                      dated as of October 29, 2000. (18)

           2.2      --Stock Purchase Agreement date as of July 1, 2001 among
                      Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA
                      Inc. (23)

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

           3.3      --Certificate of Designations of the Series D Preferred
                      Stock. (11)

           3.4      --Certificate of Designations of the Series F Preferred
                      Stock. (13)

           3.5      --Certificate of Designations of the Series H Preferred
                      Stock. (15)

           3.6      --Certificate of Designations of the Series K Preferred
                      Stock (*)

           3.7      --Certificate of Designations of the Series J Preferred
                      Stock (*)

           3.8      --Amended and Restated By-laws of K-III. (7)

           3.9      --Certificate of Incorporation of Intertec Publishing
                      Corporation. (2)

           3.10     --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name to
                      PRIMEDIA Intertec Corporation) (16)

           3.11     --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name from
                      PRIMEDIA Intertec Corporation to Intertec Publishing
                      Corporation) (17)

           3.12     --Amended and Restated By-laws of Intertec Publishing
                      Corporation. (2)

           3.13     --Certificate of Amendment to Certificate of Incorporation
                      of PRIMEDIA Business Magazines and Media Inc. (changing name from Intertec Publishing Corporation) (*)

           3.14     --Certificate of Incorporation of Newbridge Communications,
                      Inc. (2)

           3.15     --Certificate of Amendment to Certificate of Incorporation
                      of Newbridge Communications, Inc. (changing name to Films for the Humanities and Sciences, Inc.) (14)

           3.16     --By-laws of Newbridge Communications, Inc. (2)

           3.17     --Certificate of Incorporation of K-III Directory
                      Corporation (1)

           3.18     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Directory Corporation (changing name to PRIMEDIA
                      Information Inc.) (14)

           3.19     --By-laws of K-III Directory Corporation (1)

           3.20     --Certificate of Incorporation of K-III Magazine
                      Corporation. (2)

           3.21     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Magazine Corporation (changing name to PRIMEDIA
                      Magazines Inc.) (14)

           3.22     --By-laws of K-III Magazine Corporation. (2)

           3.23     --Certificate of Incorporation of K-III Magazine Finance
                      Corporation. (2)

           3.24     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Magazine Finance Corporation (changing name to
                      PRIMEDIA Magazines Finance Inc.) (14)

           3.25     --By-laws of K-III Magazine Finance Corporation. (2)

           3.26     --Certificate of Incorporation of K-III Holdings Corporation
                      III. (2)

           3.27     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Holdings Corporation III (changing name to
                      PRIMEDIA Holdings III Inc.) (14)

           3.28     --By-laws of K-III Holdings Corporation III. (2)

           3.29     --Certificate of Incorporation of Haas Publishing Companies,
                      Inc. (5)

           3.30     --By-laws of Haas Publishing Companies, Inc. (5)

           3.31     --Certificate of Incorporation of Channel One Communications
                      Corporation. (8)

           3.32     --By-laws of Channel One Communications Corporation. (8)

           3.33     --Certificate of Incorporation of PJS Publications, Inc. (8)

           3.34     --Certificate of Amendment to Certificate of Incorporation
                      of PJS Publications, Inc. (changing name to PRIMEDIA
                      Special Interest Publications Inc.) (14)

           3.35     --By-laws of PJS Publications, Inc. (8)

           3.36     --Certificate of Incorporation of Symbol of Excellence
                      Publishers, Inc. (8)

           3.37     --By-laws of Symbol of Excellence Publishers, Inc. (8)

           3.38     --Certificate of Incorporation of American Heat Video
                      Productions, Inc. (12)

           3.39     --By-laws of American Heat Video Productions, Inc. (12)

           3.40     --Certificate of Incorporation of Bankers Consulting
                      Company (12)

           3.41     --By-laws of Bankers Consulting Company (12)

           3.42     --Certificate of Incorporation of Industrial Training
                      Systems Corporation (12)

           3.43     --By-laws of Industrial Training Systems Corporation (12)

           3.44     --Certificate of Incorporation of Law Enforcement Television
                      Network, Inc. (TX) (12)

           3.45     --By-laws of Law Enforcement Television Network, Inc.
                      (TX) (12)

           3.46     --Certificate of Incorporation of Lockert Jackson &
                      Associates, Inc. (12)

           3.47     --By-laws of Lockert Jackson & Associates, Inc. (12)

           3.48     --Certificate of Incorporation of TI-IN Acquisition
                      Corporation (12)

           3.49     --By-laws of TI-IN Acquisition Corporation (12)

           3.50     --Certificate of Incorporation of Westcott Communications,
                      Inc. (12)

           3.51     --Certificate of Amendment to Certificate of Incorporation
                      of Westcott Communications, Inc. (changing name to
                      PRIMEDIA Workplace Learning, Inc.) (14)

           3.52     --By-laws of Westcott Communications, Inc. (12)

           3.53     --Certificate of Incorporation of Westcott Communications
                      Michigan, Inc. (12)

           3.54     --By-laws of Westcott Communications Michigan, Inc. (12)

           3.55     --Certificate of Incorporation of Westcott ECI, Inc. (12)

           3.56     --By-laws of Westcott ECI, Inc. (12)

           3.57     --Certificate of Incorporation of McMullen Argus Publishing,
                      Inc. (12)

           3.58     --By-laws of McMullen Argus Publishing, Inc. (12)

           3.59     --Certificate of Incorporation of The Apartment Guide of
                      Nashville, Inc. (14)

           3.60     --By-laws of The Apartment Guide of Nashville, Inc. (14)

           3.61     --Certificate of Incorporation of Cardinal Business Media,
                      Inc. (14)

           3.62     --By-laws of Cardinal Business Media, Inc. (14)

           3.63     --Certificate of Incorporation of Cardinal Business Media
                      Holdings, Inc. (14)

           3.64     --By-laws of Cardinal Business Media Holdings, Inc. (14)

           3.65     --Certificate of Formation of Cover Concepts Marketing
                      Services, LLC (14)

           3.66     --Limited Liability Company Agreement of Cover Concepts
                      Marketing Services, LLC (14)

           3.67     --Certificate of Incorporation of CSK Publishing Company
                      Incorporated (14)

           3.68     --By-laws of CSK Publishing Company Incorporated (14)

           3.69     --Certificate of Incorporation of GO LO Entertainment,
                      Inc. (14)

           3.70     --By-laws of GO LO Entertainment, Inc. (14)

           3.71     --Certificate of Incorporation of Guinn Communications,
                      Inc. (14)

           3.72     --By-laws of Guinn Communications, Inc. (14)

           3.73     --Certificate of Incorporation of IntelliChoice, Inc. (14)

           3.74     --By-laws of IntelliChoice, Inc. (14)

           3.75     --Certificate of Incorporation of Little Rock Apartment
                      Guide, Inc. (14)

           3.76     --By-laws of Little Rock Apartment Guide, Inc. (14)

           3.77     --Certificate of Incorporation of Memphis Apartment Guide,
                      Inc. (14)

           3.78     --By-laws of Memphis Apartment Guide, Inc. (14)

           3.79     --Certificate of Incorporation of Low Rider Publishing
                      Group, Inc. (14)

           3.80     --By-laws of Low Rider Publishing Group, Inc. (14)

           3.81     --Certificate of Incorporation of Pictorial, Inc. (14)

           3.82     --By-laws of Pictorial, Inc. (14)

           3.83     --Certificate of Incorporation of Plaza Communications,
                      Inc. (14)

           3.84     --By-laws of Plaza Communications, Inc. (14)

           3.85     --Certificate of Incorporation of Canoe & Kayak, Inc. (14)

           3.86     --By-laws of Canoe & Kayak, Inc. (14)

           3.87     --Certificate of Amendment to Certificate of Incorporation
                      of Cowles Enthusiast Media, Inc. (changing name to
                      PRIMEDIA Enthusiast Publications, Inc.) (16)

           3.88     --Certificate of Incorporation of Cowles Enthusiast Media,
                      Inc. (14)

           3.89     --By-laws of Cowles Enthusiast Media, Inc. (14)

           3.90     --Certificate of Incorporation of Cowles/Simba Information,
                      Inc. (14)

           3.91     --Certificate of Amendment to Certificate of Incorporation
                      of Cowles/Simba Information, Inc. (changing name to Simba
                      Information) (16)

           3.92     --By-laws of Cowles/Simba Information, Inc. (14)

           3.93     --Certificate of Incorporation of Cumberland Publishing,
                      Inc. (14)

           3.94     --By-laws of Cumberland Publishing, Inc. (14)

           3.95     --Certificate of Incorporation of Horse & Rider, Inc. (14)

           3.96     --By-laws of Horse & Rider, Inc. (14)

           3.97     --Certificate of Incorporation of RetailVision, Inc. (14)

           3.98     --By-laws of RetailVision, Inc. (14)

           3.99     --Certificate of Incorporation of The Virtual Flyshop,
                      Inc. (14)

           3.100    --By-laws of The Virtual Flyshop, Inc. (14)

           3.101    --Certificate of Incorporation of Cambridge Research Group,
                      Ltd. (16)

           3.102    --By-laws of Cambridge Research Group, Ltd. (16)

           3.103    --Certificate of Formation of CommCorp. LLC (16)

           3.104    --Amendment to Limited Liability Company Operating Agreement
                      of
                      CommCorp. LLC (16)

           3.105    --Certificate of Incorporation of Maddux Publishing,
                      Inc. (16)

           3.106    --By-laws of Maddux Publishing, Inc. (16)

           3.107    --Certificate of Amendment of Articles of Incorporation of
                      Miramar
                      Communications, Inc. (16)

           3.108    --By-laws of Miramar Communications, Inc. (16)

           3.109    --Certificate of Incorporation for TSECRP, Inc. (16)

           3.110    --By-laws of TSECRP, Inc. (16)

           3.111    --Certificate of Incorporation of Calibre Press, Inc. (17)

           3.112    --By-Laws of Calibre Press, Inc. (17)

           3.113    --Certificate of Incorporation of Communication Concepts,
                      Inc. (17)

           3.114    --By-Laws of Communication Concepts, Inc. (17)

           3.115    --Certificate of Incorporation of Game & Fish Merger
                      Subsidiary, Inc. (17)

           3.116    --By-Laws of Game & Fish Merger Subsidiary, Inc. (17)

           3.117    --Certificate of Incorporation of Meridian Education
                      Corporation (17)

           3.118    --By-Laws of Meridian Education Corporation (17)

           3.119    --Second Amended and Restated Certificate of Incorporation
                      of About.com, Inc., as amended by a Certificate of Ownership and Merger and a Certificate of Amendment, filed on May 9, 2000 (20)

           3.120    --Amended and Restated Bylaws of About.com, Inc. (21)

           3.121    --Certificate of Incorporation of PRIMEDIA Companies Inc.
                      (*)

           3.122    --By-Laws of PRIMEDIA Companies, Inc. (*)

           3.123    --Certificate of Incorporation of PRIMEDIA Leisure Group
                      Inc. (*)

           3.124    --By-Laws of PRIMEDIA Leisure Group Inc. (*)

           3.125    --Certificate of Incorporation of PRIMEDIA Specialty Group
                      Inc. (*)

           3.126    --By-Laws of PRIMEDIA Specialty Group Inc. (*)

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

           4.3      --Form of Class D Subordinated Debenture Indenture
                      (including form of debenture). (11)

           4.4      --Form of Class F Subordinated Debenture Indenture
                      (including form of debenture). (13)

           4.5      --Form of Class H Subordinated Debenture Indenture
                      (including form of debenture). (15)

           4.6      --7 5/8% Senior Note Indenture (including form of note and form of guarantee). (15)

           4.7      --8 7/8% Senior Note Indenture (including forms of note and guarantee). (22)

          10.1      --Credit Agreement dated as of June 20, 2001 with The Chase
                      Manhattan Bank, as administrative agent, Bank of America
                      N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (*)

          10.2      --Forms of Pledge Agreement, Subsidiary Guaranty and
                      Contribution Agreement (with respect to Exhibit 10.1). (*)

         +10.3      --Form of Amended and Restated K-III 1992 Stock Purchase and
                      Option Plan. (7)

         +10.4      --Amendment No. 1 to the 1992 Stock Purchase and Option Plan
                      Amended and Restated as of March 5, 1997. (12)

         +10.5      --Form of Common Stock Purchase Agreement between K-III and senior management. (2)

         +10.6      --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)

         +10.7      --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

          10.8      --Form of Common Stock Purchase Agreement between K-III and senior management. (2)

          10.9      --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)

          10.10     --Form of Securities Purchase Agreement between PRIMEDIA
                      Inc. and KKR 1996 Fund L.P. (16)

         +10.11     --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

          10.12     --Amended Registration Rights Agreement dated as of
                      February 5, 1998 among PRIMEDIA Inc., KKR 1996 Fund L.P.,
                      MA Associates, L.P., FP Associates, L.P., Magazine
                      Associates, L.P., Publishing Associates, L.P., Channel One
                      Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (16)

          10.13     --Securities Purchase Agreement (Common) dated as of
                      August 24, 2001 between PRIMEDIA Inc. and KKR 1996 Fund
                      L.P. (*)

          10.14     --Securities Purchase Agreement (Preferred) dated as of
                      August 24, 2001 between PRIMEDIA Inc. and KKR 1996 Fund
                      L.P. (*)

         +10.15     --Free Cash Flow Long-Term Plan. (1)

         +10.16     --Executive Incentive Compensation Plan. (8)

         +10.17     --Pension Plan. (1)

         +10.18     --1995 Restoration Plan. (8)

         +10.19     --Agreement, dated as of December 24, 1996, between K-III
                      Communications Corporation and Jack L. Farnsworth (12)

         +10.20     --Agreement, dated as of November 30, 1999, between PRIMEDIA
                      Inc. and William F. Reilly (17)

         +10.21     --Agreement, dated as of October 27, 1999, between PRIMEDIA
                      Inc. and Thomas S. Rogers and Amendment I dated as of
                      October 27, 1999 (17)

         +10.22     --Agreement, dated October 29, 2000, among PRIMEDIA Inc.,
                      About.com, Inc. and Scott Kurnit (18)

         +10.23     --Agreement dated December 2, 2000 between PRIMEDIA Inc. and
                      Larry Rutkowski. (23)

         +10.24     --Agreement dated February 25, 2000 between PRIMEDIA Inc.
                      and David Ferm. (23)

         +10.25     --Agreement dated March 16, 2000 between PRIMEDIA Inc. and
                      John Loughlin. (23)

         +10.26     --Agreement dated September 17, 2001 between PRIMEDIA Inc.
                      and Scott Kurnit (*)

         +10.27     --Option Extention Agreement dated April 7, 2001 between
                      PRIMEDIA Inc. and Beverly Chell (*)

         +10.28     --Agreement dated April 7, 2001 between PRIMEDIA Inc. and
                      Charles McCurdy (*)

         +10.29     --Stock Option Agreement dated December 3, 1999 between
                      PRIMEDIA Inc. and Thomas Rogers (*)

         +10.30     --Option Extention Agreement dated April 7, 2001 between
                      PRIMEDIA Inc. and Charles McCurdy (*)

         +10.31     --Agreement dated April 2, 2001 between PRIMEDIA Inc. and
                      Beverly Chell (*)

         +10.32     --Lock-Up Agreement dated as of October 29, 2000 between
                      PRIMEDIA Inc. and Scott Kurnit. (18)

         +10.33     --PRIMEDIA Inc. 2001 Stock Incentive Plan (19)

          21        --Subsidiaries of PRIMEDIA. (*)

          23        --Independent Auditors' Consent (*)

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

(18) Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4,
    File No. 333-54540.

(19) Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-8, File
    No. 333-56300.

(20) Incorporated by reference to About.com, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-25525.

(21) Incorporated by reference to Exhibit 3.5 of About.com, Inc.'s Registration Statement on Form S-1, File No. 333-69881.

(22) Incorporated by reference to Exhibit 4.7 filed with PRIMEDIA Inc.'s Registration Statement Form S-4 (Registration No 333-67804).

(23) Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11106.

------------------------

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

The Company's Board of Directors is:

Thomas S. Rogers                               Chairman of the Board and Chief Executive Officer,
                                               PRIMEDIA Inc.

David Bell                                     Vice Chairman of The Interpublic Group of Companies

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

Michael T. Tokarz                              General Partner, KKR Associates; member of the
                                               limited liability company which serves as the general
                                               partner of KKR

    Messrs. Rogers, Golkin, Kravis and Tokarz are members of the Executive Committee. Messrs. Bell, Feldberg and Greeniaus are members of the Audit Committee. Messrs. Golkin, Kravis and Tokarz are members of the Compensation Committee.

    The Company's Registrar and Transfer Agent for the Common Stock is the Bank of New York.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on April 1, 2002.

                                                         PRIMEDIA INC.

                                                         By              /s/ BEVERLY C. CHELL
                                                              ...........................................
                                                                          (Beverly C. Chell)
                                                                      VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on April 1, 2002.

                    SIGNATURES                                            TITLE
---------------------------------------------------  ------------------------------------------------
               /s/ THOMAS S. ROGERS                  Chairman, Chief Executive Officer and Director
 ..................................................    (Principal Executive Officer)
                (Thomas S. Rogers)

              /s/ CHARLES G. MCCURDY                 President and Director
 ..................................................
               (Charles G. McCurdy)

               /s/ BEVERLY C. CHELL                  Vice Chairman, Secretary and Director
 ..................................................
                (Beverly C. Chell)

                  /s/ DAVID BELL                     Director
 ..................................................
                   (David Bell)

                /s/ MEYER FELDBERG                   Director
 ..................................................
                 (Meyer Feldberg)

                                                     Director
 ..................................................
                  (Perry Golkin)

               /s/ H. JOHN GREENIAUS                 Director
 ..................................................
                (H. John Greeniaus)

                                                     Director
 ..................................................
                 (Henry R. Kravis)

                                                     Director
 ..................................................
                (George R. Roberts)

                                                     Director
 ..................................................
                (Michael T. Tokarz)

             /s/ LAWRENCE R. RUTKOWSKI               Executive Vice President and Principal Financial
 ..................................................    Officer
              (Lawrence R. Rutkowski)

               /s/ ROBERT J. SFORZO                  Senior Vice President and Principal Accounting
 ..................................................    Officer
                (Robert J. Sforzo)

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT     CHARGED TO       CHARGED TO                          BALANCE AT
                                 BEGINNING OF    COSTS AND          OTHER                               END OF
DESCRIPTION                         PERIOD        EXPENSES         ACCOUNTS         DEDUCTIONS          PERIOD
-----------                      ------------    ----------       ----------        ----------        ----------
Accounts receivable
  Allowance for doubtful
    accounts..................     $ 17,111       $ 13,014         $  3,354 (1)      $(14,010)(2)     $   19,311
                                                                   $   (158)(3)
  Allowance for returns and
    rebates...................     $ 13,166       $  4,798         $   (290)(3)      $ (7,718)(2)     $    9,956
Inventory
  Allowance for
    obsolescence..............     $  3,186       $    669         $   (195)(3)      $ (2,017)(2)     $    1,643
Accumulated amortization
  Excess of purchase price
    over net assets
    acquired..................     $441,676       $599,877(4)      $ (5,905)(3)      $(29,244)(2)     $1,006,404

  Other intangibles...........     $765,224       $ 97,315(4)      $(32,534)(3)      $(12,641)(2)     $  817,364

  Deferred financing costs....     $ 12,456       $  3,700         $     --          $ (7,245)(2)     $    8,911

  Deferred wiring and
    installation costs........     $ 42,055       $ 16,380         $ (1,986)(3)      $     --         $   56,449

  Prepublication and
    programming costs.........     $ 28,312       $  7,171         $   (287)(3)      $     --         $   35,196

  Direct-response advertising
    costs.....................     $ 98,194       $ 26,624         $     --          $ (8,118)(2)     $  116,700

------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and returns related to accounts receivable, inventory and deferred financing costs and write-offs of fully amortized amounts.

(3) Deductions from related valuation account result principally from divestitures.

(4) Includes impairments of $444,699.

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31, 2000
                               (DOLLARS IN THOUSANDS)

                                    BALANCE AT     CHARGED TO    CHARGED TO                          BALANCE AT
                                   BEGINNING OF    COSTS AND       OTHER                               END OF
DESCRIPTION                           PERIOD        EXPENSES      ACCOUNTS         DEDUCTIONS          PERIOD
-----------                        ------------    ----------    ----------        ----------        ----------
Accounts receivable
  Allowance for doubtful
    accounts....................     $ 14,644       $ 16,311     $   2,416 (1)      $(16,080)(2)     $   17,111
                                                                 $    (180)(3)
  Allowance for returns
    and rebates.................     $ 18,102       $ 23,989     $     (26)(3)      $(28,899)(2)     $   13,166
Inventory
  Allowance for obsolescence....     $  1,772       $  1,518     $     (57)(3)      $    (47)(2)     $    3,186

Accumulated amortization
  Excess of purchase price over
    net assets acquired.........     $430,156       $ 34,060     $ (14,009)(3)      $ (8,531)(2)     $  441,676

  Other intangibles.............     $759,443       $ 80,363     $ (62,815)(3)      $(11,767)(2)     $  765,224

  Deferred financing costs......     $  9,840       $  3,836     $      --          $ (1,220)(2)     $   12,456

  Deferred wiring and
    installation costs..........     $ 30,078       $ 13,932     $  (1,955)(3)      $     --         $   42,055

  Prepublication and programming
    costs.......................     $ 17,386       $ 11,214     $    (288)(3)      $     --         $   28,312
  Direct-response advertising
    costs.......................     $ 86,341       $ 28,049     $    (324)(3)      $(15,872)(2)     $   98,194

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

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT     CHARGED TO       CHARGED TO                          BALANCE AT
                                 BEGINNING OF    COSTS AND          OTHER                               END OF
DESCRIPTION                         PERIOD        EXPENSES         ACCOUNTS         DEDUCTIONS          PERIOD
-----------                      ------------    ----------       ----------        ----------        ----------
Accounts receivable
  Allowance for doubtful
    accounts..................     $ 15,796       $ 14,440        $   2,177 (1)      $(16,056)(2)     $   14,644
                                                                  $  (1,713)(3)
  Allowance for returns and
    rebates...................     $ 21,507       $ 17,445        $     370 (1)      $(17,221)(2)     $   18,102
                                                                  $  (3,999)(3)
Inventory
  Allowance for
    obsolescence..............     $  3,205       $  2,756        $  (2,766)(3)      $ (1,423)(2)     $    1,772

Accumulated amortization
  Excess of purchase price
    over net assets
    acquired..................     $137,094       $332,191(4)     $ (25,580)(3)      $(13,549)(2)     $  430,156

  Other intangibles...........     $777,760       $112,763(4)     $(128,935)(3)      $ (2,145)(2)     $  759,443

  Deferred financing costs....     $  7,309       $  3,286        $    (674)(3)      $    (81)(2)     $    9,840

  Deferred wiring and
    installation costs........     $ 24,523       $  7,195        $      --          $ (1,640)(2)     $   30,078

  Prepublication and
    programming costs.........     $ 11,765       $  7,367        $    (415)(3)      $ (1,331)(2)     $   17,386

  Direct-response advertising
    costs.....................     $ 70,113       $ 35,487        $  (8,118)(3)      $(11,141)(2)     $   86,341

------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and actual returns.

(3) Deductions from related valuation account result principally from divestitures.

(4) Includes impairments of $275,788.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related statements of consolidated operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 7, 2002 (February 28, 2002 as to Note 27 and March 8, 2002 as to Note 17) (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph referring to PRIMEDIA's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended, effective January 1, 2001); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 7, 2002
(February 28, 2002 as to Note 27
and March 8, 2002 as to Note 17)