Form 10-Q
period 2002-03-31
PRIMEDIA INC
filed 2002-05-15
CIK 884382

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For Quarter Ended: March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes   /X/      No / /

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2002: 244,526,084

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at April 30, 2002 was approximately $224 million.

                                 PRIMEDIA Inc.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.        Financial Statements

                        Condensed Consolidated Balance Sheets
                        (Unaudited) as of March 31, 2002 and
                        December 31, 2001                                  2

                        Condensed Statements of Consolidated
                        Operations (Unaudited) for the three months
                        ended March 31, 2002 and 2001                      3

                        Condensed Statements of Consolidated
                        Cash Flows (Unaudited) for the three months
                        ended March 31, 2002 and 2001                      4

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)                   5-32

         ITEM 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      33-48

         ITEM 3.        Quantitative and Qualitative Disclosures About
                        Market Risk                                        49

PART II. OTHER INFORMATION:

         ITEM 2.        Changes in Securities and Use of Proceeds          50

         ITEM 5.        Other Information                                  51

         ITEM 6.        Exhibits and Reports on Form 8-K                   53

         Signatures                                                        54

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      March 31,                        December 31,
                                                                        2002                               2001
                                                              -----------------------            ---------------------
                                                                 (dollars in thousands, except per share amounts)
ASSETS
Current assets:
    Cash and cash equivalents                                 $               34,927             $             33,588
    Accounts receivable, net                                                 276,323                          275,704
    Inventories, net                                                          28,968                           34,064
    Prepaid expenses and other                                                58,736                           64,612
                                                              -----------------------            ---------------------
        Total current assets                                                 398,954                          407,968

Property and equipment, net                                                  158,905                          170,234
Other intangible assets, net                                                 550,968                          605,097
Goodwill, net                                                              1,400,812                        1,424,630
Other investments                                                             42,377                           45,993
Other non-current assets                                                      75,724                           78,085
                                                              -----------------------            ---------------------
                                                              $            2,627,740             $          2,732,007
                                                              =======================            =====================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                          $              108,980             $            135,502
    Accrued interest payable                                                  40,489                           33,568
    Accrued expenses and other                                               248,655                          243,266
    Deferred revenues                                                        231,506                          207,626
    Current maturities of long-term debt                                       8,077                            8,265
                                                              -----------------------            ---------------------
        Total current liabilities                                            637,707                          628,227
                                                              -----------------------            ---------------------

Long-term debt                                                             1,923,987                        1,945,631
                                                              -----------------------            ---------------------
Deferred revenues                                                             47,936                           49,016
                                                              -----------------------            ---------------------
Deferred income taxes                                                         57,987                                -
                                                              -----------------------            ---------------------
Other non-current liabilities                                                 25,489                           26,768
                                                              -----------------------            ---------------------
Exchangeable preferred stock                                                 556,454                          562,957
                                                              -----------------------            ---------------------

Shareholders' deficiency:
    Series J convertible preferred stock                                     128,462                          122,015
    Common stock ($.01 par value, 252,319,259 shares and
     250,894,668 shares issued at March 31, 2002 and
     December 31, 2001, respectively)                                          2,523                            2,509
    Additional paid-in capital (including warrants of
       $27,959 and $25,799 at March 31, 2002 and
       December 31, 2001, respectively)                                    2,266,046                        2,258,932
    Accumulated deficit                                                   (2,931,186)                      (2,772,201)
    Accumulated other comprehensive loss                                        (260)                          (2,122)
    Unearned compensation                                                     (9,562)                         (11,882)
    Common stock in treasury, at cost (7,793,175 shares
        at March 31, 2002 and December 31, 2001)                             (77,843)                         (77,843)
                                                              -----------------------            ---------------------
        Total shareholders' deficiency                                      (621,820)                        (480,592)
                                                              -----------------------            ---------------------

                                                              $            2,627,740             $          2,732,007
                                                              =======================            =====================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                           Three Months Ended
                                                                                               March 31,

                                                                                     2002                          2001
                                                                            --------------------          --------------------
                                                                            (dollars in thousands, except per share amounts)
Sales, net                                                                  $           412,090           $           414,201

Operating costs and expenses:
    Cost of goods sold                                                                   99,212                        99,546
    Marketing and selling                                                                95,665                       109,571
    Distribution, circulation and fulfillment                                            78,035                        65,179
    Editorial                                                                            39,933                        38,014
    Other general expenses                                                               60,679                        56,492
    Corporate administrative expenses (excluding $5,685 and $2,560 of non-cash compensation and non-recurring charges in 2002
        and 2001, respectively)                                                           8,362                         8,215
    Depreciation of property and equipment                                               15,132                        14,704
    Amortization of intangible assets, goodwill and other
        (including $4,844 of provision for impairment in 2002)                           23,774                        41,639
    Non-cash compensation and non-recurring charges                                       5,685                         2,560
    Provision for severance, closures and restructuring related costs                    10,531                         6,487
    Gain on sales of businesses and other, net                                             (555)                         (526)
                                                                            --------------------          --------------------

Operating loss                                                                          (24,363)                      (27,680)
Other expense:
    Provision for the impairment of investments                                          (3,459)                       (3,248)
    Interest expense                                                                    (35,569)                      (33,158)
    Amortization of deferred financing costs                                               (950)                       (1,013)
    Other, net                                                                           (1,848)                      (19,438)
                                                                            --------------------          --------------------

Loss from continuing operations before income taxes                                     (66,189)                      (84,537)
Deferred provision for income taxes                                                     (57,987)                            -
                                                                            --------------------          --------------------

Loss from continuing operations                                                        (124,176)                      (84,537)

Discontinued operations (including $6,509 gain on sale of Modern
    Bride Group in 2002)                                                                  6,181                        (1,271)

Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards
     No. 142)                                                                           (21,535)                            -
                                                                            --------------------          --------------------

Net loss                                                                               (139,530)                      (85,808)

Preferred stock dividends and related accretion                                         (19,430)                      (13,674)
                                                                            --------------------          --------------------
Loss applicable to common shareholders                                      $          (158,960)          $           (99,482)
                                                                            ====================          ====================

Per Common Share:
Loss from continuing operations                                             $             (0.59)          $             (0.53)
Discontinued operations                                                                    0.03                         (0.01)
Cumulative effect of a change in accounting principle                                     (0.09)                            -
                                                                            --------------------          --------------------
Basic and diluted loss applicable to common shareholders                    $             (0.65)          $             (0.54)
                                                                            ====================          ====================

Basic and diluted common shares outstanding                                         243,184,081                   183,027,919
                                                                            ====================          ====================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             2002                 2001
                                                                                    --------------------   ------------------
                                                                                              (dollars in thousands)
OPERATING ACTIVITIES:
   Net loss                                                                         $          (139,530)   $         (85,808)
   Adjustments to reconcile net loss to net cash used in
      operating activities                                                                      118,900               52,749
   Changes in operating assets and liabilities                                                   13,305              (68,771)
                                                                                    --------------------   ------------------

       Net cash used in operating activities                                                     (7,325)            (101,830)
                                                                                    --------------------   ------------------

INVESTING ACTIVITIES:
   Additions to property, equipment and other, net                                               (4,882)             (14,311)
   Proceeds from sales of businesses and other, net                                              50,141                  610
   (Payments) for businesses acquired, net of cash acquired                                      (1,664)              93,672
   Payments for other investments                                                                  (287)              (4,625)
                                                                                    --------------------   ------------------

       Net cash provided by investing activities                                                 43,308               75,346
                                                                                    --------------------   ------------------

FINANCING ACTIVITIES:
   Borrowings under credit agreements                                                           116,425              251,800
   Repayments of borrowings under credit agreements                                            (137,425)            (224,300)
   Proceeds from issuances of common stock, net                                                     888                1,825
   Dividends paid to preferred stock shareholders                                               (13,392)             (13,266)
   Other                                                                                         (1,140)              (1,130)
                                                                                    --------------------   ------------------

       Net cash provided by (used in) financing activities                                      (34,644)              14,929
                                                                                    --------------------   ------------------

Increase (decrease) in cash and cash equivalents                                                  1,339              (11,555)
Cash and cash equivalents, beginning of period                                                   33,588               23,690
                                                                                    --------------------   ------------------
Cash and cash equivalents, end of period                                            $            34,927    $          12,135
                                                                                    ====================   ==================

Supplemental information:
   Cash interest paid                                                               $            25,171    $          28,356
                                                                                    ====================   ==================
   Cash taxes paid, net of refunds                                                  $                98    $              50
                                                                                    ====================   ==================
   Businesses acquired:
      Fair value of assets acquired                                                 $                 -    $         759,281
      Less: Liabilities assumed                                                                   1,664               42,911
      Less: Stock and stock option consideration for About.com, Inc. acquisition                      -              700,549
      Less: Cash acquired in connection with the About.com, Inc. acquisition                          -              109,493
                                                                                    --------------------   ------------------
      (Payments) for businesses acquired, net of cash acquired                      $            (1,664)   $          93,672
                                                                                    ====================   ==================
   Non-cash activities:
      Issuance of warrants in connection with EMAP acquisition and related
         financing                                                                  $             2,160    $               -
                                                                                    ====================   ==================
      Accretion in carrying value of exchangeable and convertible
         preferred stock                                                            $             2,828    $             408
                                                                                    ====================   ==================
      Payments of dividends-in-kind on Series J Convertible Preferred Stock         $             4,028    $               -
                                                                                    ====================   ==================
      Gain on conversion of the Series H Exchangeable Preferred Stock
         to common stock                                                            $             2,978    $               -
                                                                                    ====================   ==================
      Assets-for-equity transactions                                                $             2,690    $             400
                                                                                    ====================   ==================

      See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2001, which is included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The operating results for the three-month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the presentation as of and for the three-month period ended March 31, 2002. The adoption of Emerging Issues Task Force ("EITF") Consensus No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", resulted in a restatement of sales, net of $5,130 with a corresponding restatement of distribution, circulation and fulfillment expense on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2001. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" resulted in a restatement of sales, net of approximately $7,700 and a restatement of the loss from continuing operations of approximately $1,300 for the quarter ended March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the EITF issued Consensus No. 00-25, which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $5,258 and $5,130 for the three months ended March 31, 2002 and 2001, respectively.

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No.142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill and indefinite lived intangible assets for impairment, at least annually.

During 2001, the Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP Inc. ("EMAP") acquisition as required by the statements. The estimated goodwill related to the acquisition of EMAP has not and will not be amortized. The estimated identifiable intangible assets are currently being amortized over a fifteen-year useful life, which is subject to a final valuation and purchase price allocation.

On January 1, 2002, the Company adopted SFAS 142 for all remaining goodwill and indefinite lived intangible assets. Upon adoption, the Company ceased the amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. All of the Company's other intangible assets are subject to amortization.

As required by the SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002. As a result, the Company recorded a cumulative effect of a change in accounting principle of approximately $21,500 ($0.09 per share) during the first quarter. Indefinite lived intangible assets acquired in the EMAP acquisition have not been reviewed for impairment as of January 1, 2002 as the final valuation and purchase price allocation have not been completed. During the second quarter of 2002, the Company will conduct its preliminary review of goodwill for impairment which could increase the cumulative effect of a change in accounting principle.

The Company also recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $6,000 during the quarter ended March 31, 2002, both of which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $52,000 on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carryforward period of the net operating losses.

In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortizaton of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional $6,000 to increase the valuation allowance for the three months ended March 31, 2002. The Company expects that it will record an additional $18,000 to increase the valuation allowance during the remaining nine months of 2002.

A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

                                                                                Three Months Ended March 31,
                                                                              2002                       2001
                                                                        ------------------         ------------------
        Reported loss applicable to common shareholders                 $        (158,960)         $         (99,482)
        Amortization of goodwill and indefinite lived
           intangible assets                                                            -                     24,203
        Cumulative effect of a change in accounting principle                      21,535                          -
        Deferred provision for income taxes                                        57,987                          -
                                                                        ------------------         ------------------
        Adjusted loss applicable to common shareholders                 $         (79,438)         $         (75,279)
                                                                        ==================         ==================
        Reported loss applicable to common shareholders per
           common share                                                 $           (0.65)         $           (0.54)
        Amortization of goodwill and indefinite lived
           intangible assets per common share                                           -                       0.13
        Cumulative effect of a change in accounting principle
           per common share                                                          0.09                          -
        Deferred provision for income taxes per common share                         0.24                          -
                                                                        ------------------         ------------------
        Adjusted loss applicable to common shareholders
           per common share                                             $           (0.32)         $           (0.41)
                                                                        ==================         ==================

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 is not expected to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group were recorded as discontinued operations during the quarters ended March 31, 2002 and 2001. Discontinued operations includes sales of the Modern Bride Group of approximately $4,400 and $7,700 and income (loss) from continuing operations of approximately $6,200 (including a gain on sale of approximately $6,500) and approximately $(1,300) for the three months ended March 31, 2002 and 2001, respectively.

As a result of the adoption of EITF 00-25, EITF 01-9 and SFAS 144, the Company restated sales, net for the three months ended March 31, 2001 as follows:

     Sales, net (as originally reported)                                    $      427,006

     Less: Effect of SFAS 144                                                        7,675
           Effect of EITF 00-25 and 01-9                                             5,130
                                                                            --------------

     Sales, net (as restated)                                               $      414,201
                                                                            ==============

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $5,500 and $10,000 for the three months ended March 31, 2002 and 2001, respectively, with equal related expense amounts in each three month period.

2.   ACQUISITIONS AND OTHER INVESTMENTS

ACQUISITIONS

In 2001, the Company acquired the stock of About.com, Inc. ("About"), a platform comprised of a network of more than 400 highly targeted topic-specific websites and the stock of EMAP from EMAP America Partners. EMAP publishes more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. In addition, the Company completed several other smaller acquisitions. The other acquisitions, if they had occurred on January 1 of the year prior to acquisition would not have had a material impact on the results of operations. The pro forma effect of the About and EMAP acquisitions on the Company's operations is presented below.

The acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the EMAP acquisition are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at March 31, 2002; however, the changes are not expected to have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company. The condensed consolidated financial statements include the operating results of acquisitions subsequent to their respective dates of acquisition.

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

Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company or 2.3409 shares for each About share. An independent appraisal was completed during 2001 and was used to allocate the purchase price to the fair value of assets acquired and liabilities assumed including identifiable intangibles. The goodwill related to the About merger was amortized during 2001 over an estimated useful life of three years. The Company believed that a three-year life was responsive to the rapid rate of change in the Internet industry and was consistent with other recent mergers of a comparable nature. Other finite lived identifiable intangible assets are being amortized over a period of three years. The Company determined that the value of its shares of common stock issued was $11.81 per share, based on the weighted-average market values for the two days prior and two days succeeding the acquisition announcement date. The fair value of the vested and unvested options issued was determined using a Black Scholes pricing model. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:

     Total number of shares of PRIMEDIA common stock
       issued to consummate the merger                                        44,951,034

     Fair value per share of PRIMEDIA common stock                    $            11.81
                                                                      -------------------

     Value of shares of PRIMEDIA common stock issued                  $          530,872

     Fair value of replacement options issued (13,383,579 options)               102,404


     Less: Unearned compensation related to unvested options                      (7,592)

     Cost of About shares acquired prior to the merger
          converted to treasury stock                                             74,865

     Direct merger costs                                                          16,792
                                                                      -------------------

     Total purchase price                                                        717,341

     Less: Fair value of net tangible assets (including
          cash acquired of $109,493)                                            (175,050)

     Less: Fair value of indentifiable intangible assets                         (24,743)
                                                                      -------------------

     Goodwill                                                         $          517,548
                                                                      -------------------

In connection with the merger with About, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was approximately $102,000 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. During the quarters ended March 2002 and 2001, the Company recorded charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $882 and $336, respectively (see Note 10). The remaining $12,149 is included within the total purchase price. As of March 31, 2002, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on March 31, 2002.

In the fourth quarter of 2001, concurrent with its annual financial review process, the Company determined that the estimated future undiscounted cash flows of About were not sufficient to cover the carrying value of the goodwill. Accordingly, the Company recorded an impairment charge of $326,297 to write down About's goodwill to the estimated fair value. About is part of the consumer segment.

In connection with the acquisition, the Company entered into various agreements with two key executives of About as discussed in Note 10.

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

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. During the first quarter of 2002, the Company paid dividends-in-kind (32,227 shares of Series J Convertible Preferred Stock) valued at approximately $4,000. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company may be required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. Accordingly, during November 2001 and February 2002, the Company issued to KKR 1996 Fund additional warrants to purchase 250,000 and 1,000,000 shares, respectively, of the Company's common stock. The Company ascribed a value of $498 and $2,160, respectively, to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control. The condensed consolidated financial statements do not reflect the issuance of the additional 2,750,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

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

The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

     Purchase consideration (including working capital and
        other settlements)                                                               $      525,000

     Direct Acquisition Costs                                                                     6,565
                                                                                         --------------
                                                                                                531,565

     Add: Fair value of net tangible liabilities of EMAP                                         36,785
                                                                                         --------------

     Total goodwill and intangible assets                                                $      568,350
                                                                                         ==============

The purchase price has been allocated based on management's best estimate of the fair value of assets acquired and liabilities assumed based on the historical financial statements of EMAP. The excess purchase price over the fair value of net tangible liabilities acquired has been allocated to other identifiable intangibles and goodwill based on an analysis of the Company's past experience with similar acquisitions. Of the total goodwill and intangible assets, $409,218 has been allocated to goodwill which is not being amortized under SFAS No. 142, and $159,132 has been allocated to other intangible assets, which are being amortized over a 15 year period. This reflects preliminary estimates of the allocation of purchase consideration. The final allocation of the purchase consideration will be determined based on an independent appraisal and a comprehensive final evaluation of the fair values and useful lives of EMAP's tangible assets acquired, identifiable intangible assets and goodwill at the time of the acquisition. The final determination may result in asset and liability fair values and useful lives that are different than the preliminary estimates of these amounts.

The Company's consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2001. In accordance with SFAS No. 142, these pro forma adjustments assume that none of the goodwill associated with the EMAP acquisition is amortized. If the Company had recorded amortization of the goodwill in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, assuming the acquisition occurred on January 1, 2001, amortization expense would have increased by approximately $2,600 during the first three months of 2002 and 2001. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2001, nor is it necessarily indicative of future results.

                                                                                  Three Months
                                                                                  Ended March
                                                                                   31, 2001
                                                                              -------------------
     Sales, net                                                               $          486,885

     Loss applicable to common shareholders                                   $         (207,110)

     Basic and diluted loss applicable to common shareholders
       per common share                                                       $            (0.94)

     Weighted average shares used in basic and diluted loss
      applicable to common shareholders per common share                             220,507,079

OTHER INVESTMENTS.

Other investments consist of the following:

                                                                          March 31,                December 31,
                                                                            2002                       2001
                                                                     -----------------          -----------------
     Cost method investments                                         $          38,852          $          40,189
     Equity method investments                                                   3,525                      5,804
                                                                     -----------------          -----------------
                                                                     $          42,377          $          45,993
                                                                     =================          =================

PRIMEDIA VENTURES' INVESTMENTS.

In 1998, the Company created PRIMEDIA Ventures, Inc. ("PRIMEDIA Ventures") to invest in early-stage Internet companies and other technology opportunities such as e-commerce services, enterprise software applications and advertising-related technologies.

The Company sold a PRIMEDIA Ventures investment and received proceeds of $323 and realized a gain on the sale of $28 for the three months ended March 31, 2002.

The Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of $750 as a component of provision for the impairment of investments on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2002.

INVESTMENT IN CMGI, INC.

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares, or 5%, of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. For the three months ended March 31, 2001, the Company recorded an unrealized loss of $4,672 related to its investment in CMGI, Inc. The unrealized loss was based on the then market value of CMGI, Inc. common stock. In October 2001, the Company sold its investment in CMGI for total proceeds and gain on sale of $2,149 and $619, respectively.

INVESTMENT IN LIBERTY DIGITAL, INC.

In April 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. For the three months ended March 31, 2001, the Company recorded an unrealized gain of $742 related to its investment in Liberty Digital. The unrealized gain was based on the then market value of Liberty Digital Inc. common stock. During 2001, the Company sold its investment in Liberty Digital for total proceeds and loss on sale of $1,838 and $668, respectively.

ASSETS-FOR-EQUITY TRANSACTIONS

During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled approximately $31,000 (approximately $28,000 representing cost method investments and, approximately $3,000 representing equity method investments) and $33,000 (approximately $28,000 representing cost method investments and approximately $5,000 representing equity method investments) at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, respectively, approximately $11,000 and $13,000 relating to these agreements is included as deferred revenues on the accompanying condensed consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. During the three months ended March 31, 2002 and 2001, the Company recorded revenue from these agreements approximating $2,800 and $28,900, respectively.

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

The Company continually evaluates all of its investments for potential impairment in accordance with SFAS No. 144. If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. During the three months ended March 31, 2002, the Company recorded a provision for impairment of its investments in certain Investees of $2,709 as the decline in value of the investments was deemed to be other than temporary.

During the three months ended March 31, 2002 and 2001, respectively, the Company recorded approximately $2,500 and $18,100 of equity method losses from Investees, which is included in other, net on the accompanying condensed statements of consolidated operations, and during the three months ended March 31, 2002 and 2001, respectively, the Company recognized approximately $400 and $2,900 of revenue related to the equity method Investees.

INVESTMENTS IN ABOUT

During 2000, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, as well as the right to use a mailing list owned by the Company, in exchange for an aggregate of 2,873,595 shares of common stock of About. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional services on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, the activity of which, subsequent to the merger completion date, has been and will continue to be eliminated in consolidation. During the three months ended March 31, 2001, in accordance with the terms of these agreements, the Company recorded revenue of approximately $21,000, and expenses of approximately $3,500.

3.   DIVESTITURES

On February 28, 2002, the Company completed the sale of the Modern Bride Group, part of the Consumer Segment, to Advance Magazine Publishers Inc. for total consideration, including a service agreement, of approximately $52,000. Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of the Modern Bride Group approximates $6,500 and is included as a component of discontinued operations on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2002. In accordance with SFAS 144, the operating results of the Modern Bride Group for the three months ended March 31, 2002 and 2001, have been reclassified to discontinued operations on the accompanying condensed statements of consolidated operation for their respective periods. No tax provision was associated with the discontinued operations.

4.   ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

                                                                             March 31,                 December 31,
                                                                               2002                        2001
                                                                        -----------------           ----------------
        Accounts Receivable                                             $         308,907           $        304,971
        Less: Allowance for doubtful accounts                                      20,000                     19,311
              Allowance for returns and rebates                                    12,584                      9,956
                                                                        -----------------           ----------------
                                                                        $         276,323           $        275,704
                                                                        =================           ================

5.   INVENTORIES, NET

Inventories consist of the following:

                                                                             March 31,                 December 31,
                                                                               2002                        2001
                                                                        -----------------           ----------------
        Finished goods                                                  $           7,368           $          7,346
        Work in process                                                               260                         38
        Raw materials                                                              23,547                     28,323
                                                                        -----------------           ----------------
                                                                                   31,175                     35,707
        Less: Allowance for obsolescence                                            2,207                      1,643
                                                                        -----------------           ----------------
                                                                        $          28,968           $         34,064
                                                                        =================           ================

6.   OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

                                                                          March 31,                 December 31,
                                                                            2002                        2001
                                                                     -----------------           ----------------
     Deferred financing costs, net                                   $          21,426           $         22,324
     Deferred wiring and installation costs, net                                18,729                     21,069
     Direct-response advertising costs, net                                     17,260                     15,630
     Prepublication and programming costs, net                                  13,087                     13,315
     Other                                                                       5,222                      5,747
                                                                     -----------------           ----------------
                                                                     $          75,724           $         78,085
                                                                     =================           ================

The deferred financing costs are net of accumulated amortization of $9,861 and $8,911 at March 31, 2002 and December 31, 2001, respectively. The deferred wiring and installation costs are net of accumulated amortization of $58,627 and $56,449 at March 31, 2002 and December 31, 2001, respectively. Direct-response advertising costs are net of accumulated amortization of $110,855 and $116,700 at March 31, 2002 and December 31, 2001, respectively. Prepublication and programming costs are net of accumulated amortization of $36,940 and $35,196 at March 31, 2002 and December 31, 2001, respectively.

7.   OTHER INTANGIBLE ASSETS

Intangible assets still subject to amortization after the adoption of SFAS No. 142 consist of the following:

                                                      March 31, 2002                          December 31, 2001
                                          --------------------------------------  --------------------------------------
                                            Gross                                   Gross
                                Range of   Carrying  Accumulated                   Carrying    Accumulated
                                 Lives      Amount   Amortization       Net         Amount     Amortization      Net
                                 -----      ------   ------------       ---         ------     ------------      ---
 Trademarks                        3      $  21,013  $      7,588  $      13,425  $    21,013  $      5,837  $    15,176

 Membership, subscriber and
 customer lists                   2-20      499,370       341,609        157,761      499,530       335,655      163,875

 Non-compete agreements           1-10      212,810       183,058         29,752      213,585       180,697       32,888
 Trademark license agreements     2-15        2,967         2,859            108        2,967         2,852          115

 Copyrights                       3-20       20,251        17,005          3,246       20,251        16,718        3,533

 Databases                        2-12       13,662        10,188          3,474       13,662         9,825        3,837

 Advertiser lists                .5-20      188,021       151,174         36,847      202,083       159,067       43,016

 Distribution agreements          1-7        11,745        11,682             63       11,745        11,666           79

 Other                            1-5        10,880        10,729            151       10,880        10,727          153
                                          ---------  ------------  -------------  -----------  ------------  -----------

                                          $ 980,719  $    735,892  $     244,827  $   995,716  $    733,044  $   262,672
                                          =========  ============  =============  ===========  ============  ===========

Amortization expense for other intangible assets still subject to amortization (excluding deferred wiring and installation costs and provision for impairment) was approximately $16,400 for the three months ended March 31, 2002. At March 31, 2002, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $50,000 for the remaining nine months of 2002 and approximately $47,000, $31,000, $23,000, $18,000 and $16,000 for 2003, 2004, 2005, 2006 and 2007,
respectively. Amortization expense, including amortization of goodwill and trademarks (excluding deferred wiring and installation costs), for the three months ended March 31, 2001 was $38,064, of which $13,861 represents amortization of other intangible assets still subject to amortization.

8.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                             March 31,                 December 31,
                                                               2002                       2001
                                                        ------------------         -----------------
         Borrowings under credit facilities             $          762,875         $         783,875
         10 1/4% Senior Notes due 2004                             100,000                   100,000
          8 1/2% Senior Notes due 2006                             299,387                   299,353
          7 5/8% Senior Notes due 2008                             249,046                   249,011
          8 7/8% Senior Notes due 2011                             493,099                   492,978
                                                        ------------------         -----------------
                                                                 1,904,407                 1,925,217
         Obligation under capital leases                            27,657                    28,679
                                                        ------------------         -----------------
                                                                 1,932,064                 1,953,896
         Less: Current maturities of long-term debt                  8,077                     8,265
                                                        ------------------         -----------------
                                                        $        1,923,987         $       1,945,631
                                                        ==================         =================

On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of the Company's other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt. Borrowings under the bank credit facilities are guaranteed by each of the Company's wholly owned domestic restricted subsidiaries as determined by the Company's management in accordance with the provisions and limitations of the Company's credit agreement. The guarantees are full, unconditional and joint and several. Certain of the Company's subsidiaries, which primarily represent Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries, are not guarantors of the bank credit facilities.

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

- a $475,000 revolving loan facility, of which $240,000 was outstanding at March 31, 2002.

-  a term loan A, of which $100,000 was outstanding at March 31, 2002; and
-  a term loan B, of which $422,875 was outstanding at March 31, 2002.

As of March 31, 2002, the Company had $762,875 borrowings outstanding, approximately $23,000 letters of credit outstanding and unused bank commitments of approximately $212,000 under the bank credit facilities.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar rate plus 2.75%. At March 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.4%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2002, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

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

The bank credit facilities and senior notes of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities, these events include:

-  failure to maintain required covenant ratios, as described below;
- failure to make a payment of principal, interest or fees within five days of its due date;
- default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000;
- occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;
- entry of one judgment or decree involving a liability of $15,000 or more (or more than one involving an aggregate liability of $25,000 or more); and
-  occurrence of certain events constituting a change of control of the Company.

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

As a result of the refinancing of the Company's existing bank credit facilities, during the second quarter of 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250.

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

7 5/8% SENIOR NOTES. Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% in 2003 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest.

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

The scheduled repayments of all debt outstanding, including capital leases, as of March 31, 2002, are as follows:

        Twelve Months Ended March 31,                                                 Capital Lease
                                                                    Debt               Obligations          Total
                                                                    -----------       -------------         ---------
        2003.................................................       $     4,250          $    3,827         $   8,077
        2004.................................................             4,250               3,337             7,587

        2005.................................................           116,750                2,788             119,538
        2006.................................................           328,637                1,525             330,162
        2007.................................................            29,250                1,372              30,622
        Thereafter...........................................         1,421,270               14,808           1,436,078
                                                                    -----------            ---------         -----------
                                                                    $ 1,904,407            $  27,657         $ 1,932,064
                                                                    -----------            ---------         -----------

9.   EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:

                                                                                  March 31,             December 31,
                                                                                    2002                    2001
                                                                             ----------------         ----------------
         $10.00 Series D Exchangeable Preferred Stock                        $        196,816         $        196,679
         $9.20 Series F Exchangeable Preferred Stock                                  121,885                  121,781
         $8.625 Series H Exchangeable Preferred Stock                                 237,753                  244,497
                                                                             ----------------         ----------------
                                                                             $        556,454         $        562,957
                                                                             ================         ================

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, all of which were issued and outstanding at March 31, 2002 and December 31, 2001. The liquidation and redemption value at March 31, 2002 and December 31, 2001 was $200,000.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, all of which was issued and outstanding at March 31, 2002 and December 31, 2001. The liquidation and redemption value at March 31, 2002 and December 31, 2001 was $125,000.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, of which 2,429,336 shares and 2,500,000 shares were issued and outstanding at March 31, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $242,934 at March 31, 2002 and $250,000 at December 31, 2001.

During the first quarter of 2002, the Company exchanged $7,066 of Series H Exchangeable Preferred Stock for 1,144,778 shares of common stock. The gain on the exchange of approximately $2,978 is included as a component of additional paid-in capital on the accompanying condensed consolidated balance sheet at March 31, 2002 and is included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statement of consolidated operations for the three months ended March 31, 2002.

10.  NON-CASH COMPENSATION AND NON-RECURRING CHARGES

In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Non-cash compensation of $773 and $1,219 which reflects pro rata vesting on a graded basis was recorded for the quarters ended March 31, 2002 and 2001, respectively.

In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Non-cash compensation of $638 and $1,005 which reflects pro rata vesting on a graded basis was recorded for the quarters ended March 31, 2002 and 2001, respectively. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

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

During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution has agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sells such shares, which it purchased in the market, for proceeds of less than approximately $23,406. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300, however the Company was not obligated to make this payment until April 2002. In connection with these agreements, the Company recorded a liability of approximately $21,200 at March 31, 2002 and approximately $18,400 at December 31, 2001 representing the Shortfall Payments due under both agreements, based on the fair value of the Company's stock on such dates. This liability is a component of accrued expenses and other on the accompanying condensed consolidated balance sheets at March 31, 2002 and December 31, 2001. In April 2002, the Company paid approximately $20,300 to the financial institution.

As a result of this executive leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder was forfeited, resulting in a reversal of unearned compensation of $19,166 during 2001. The accelerated options expired unexercised.

During the quarter ended March 31, 2002, the Company recorded $5,685 of non-cash compensation and non-recurring charges. These non-cash compensation charges consisted of a $1,411 charge related to the restricted stock and option grants to two key executives of About discussed above, a $882 charge related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger and a $329 charge related to the issuance of stock in connection with an acquisition. These non-recurring charges consisted of a $3,037 charge related to the share lockup arrangements with certain executives of About discussed above and a $26 charge related to certain non-recurring compensation arrangements with certain senior executives.

During the quarter ended March 31, 2001, the Company recorded $2,560 of non-cash compensation charges. These non-cash charges consisted of a $2,224 charge related to the restricted stock and option grants to two key executives of About discussed above and a $336 charge related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger.

11.  PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

During the first quarter of 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000.

Details of the initiatives implemented and the payments made in furtherance of these plans in the three month periods ended March 31, 2002 and 2001 are presented in the following tables:

                                               NET PROVISION               PAYMENTS
                                                  FOR THE                 DURING THE
                           LIABILITY AS OF     THREE MONTHS              THREE MONTHS            LIABILITY AS OF
                            DECEMBER 31,           ENDED                     ENDED                  MARCH 31,
                               2001            MARCH 31, 2002           MARCH 31, 2002                2002
                           ---------------   ------------------      --------------------    --------------------
Severance and closures:
  Employee-related
  termination costs...     $         9,043   $            2,079      $             (4,433)   $              6,689
  Termination of
  contracts...........               2,318                    -                    (1,071)                  1,247
  Termination of
  leases related to
  office closures.....              13,037                8,321                    (1,708)                 19,650
                           ---------------   ------------------      --------------------    --------------------
                                    24,398               10,400                    (7,212)                 27,586
                           ---------------   ------------------      --------------------    --------------------

Restructuring related:

  Relocation and
  other employee
  costs......
                                         -                  131                      (131)                      -
                           ---------------   ------------------      --------------------    --------------------
                                         -                  131                      (131)                      -
                           ---------------   ------------------      --------------------    --------------------

Total severance,
  closures and
  restructuring
  related costs.......     $        24,398   $           10,531      $             (7,343)   $             27,586
                           ===============   ==================      ====================    ====================

                                                NET PROVISION              PAYMENTS
                                                  FOR THE                 DURING THE
                           LIABILITY AS OF      THREE MONTHS             THREE MONTHS          LIABILITY AS OF
                             DECEMBER 31,           ENDED                    ENDED                MARCH 31,
                                2000            MARCH 31, 2001           MARCH 31, 2001             2001
                           ---------------   ------------------      --------------------    --------------------
Severance and closures:
  Employee related
  termination costs.....   $         7,063   $            2,348      $             (2,374)   $              7,037
  Termination of
  contracts.............             1,519                  558                      (312)                  1,765
  Termination of leases
  related to office
  closures..............             1,634                  128                      (193)                  1,569
  Other.................               213                    -                       (23)                    190
                           ---------------   ------------------      --------------------    --------------------
                                    10,429                3,034                    (2,902)                 10,561
                           ---------------   ------------------      --------------------    --------------------

Restructuring related:
  Consulting services...               498                2,595                    (2,712)                    381
  Relocation and other
  employee costs........               462                  523                      (500)                    485
   Other                                 -                  335                         -                     335
                           ---------------   ------------------      --------------------    --------------------
                                       960                3,453                    (3,212)                  1,201
                           ---------------   ------------------      --------------------    --------------------

Total severance,
  closures and
  restructuring related
  costs.................   $        11,389   $            6,487      $             (6,114)   $             11,762
                           ===============   ==================      ====================    ====================

A significant portion of the remaining costs are expected to be paid during 2002 with the balance, primarily related to leases, to be paid through 2015. To eliminate the lease related costs, the Company is aggressively pursuing subleases of its available office space.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified 1,520 individuals, of which 200 were notified during the quarter ended March 31, 2002, that they will be terminated under these plans. As of March 31, 2002, 1,450 of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, within a nine-month period.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

12.  COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2002 and 2001 is presented in the following tables:

                                                                                    Three Months Ended
                                                                           March 31,                  March 31,
                                                                             2002                       2001
                                                                       ----------------           ----------------
     Net loss                                                          $       (139,530)          $        (85,808)
     Other comprehensive income (loss):
        Unrealized loss on available-for-sale securities                              -                     (5,610)
        Change in fair value of derivative instruments                            1,897                     (2,566)
        Foreign currency translation adjustments                                    (35)                      (531)
                                                                       ----------------           ----------------
     Total comprehensive loss                                          $       (137,668)          $        (94,515)
                                                                       ================           ================

13.  LOSS PER COMMON SHARE

Loss per share for the three-month periods ended March 31, 2002 and 2001 has been determined based on net loss after preferred stock dividends, related accretion, and the issuance of contingent warrants during 2002, associated with the EMAP financing (see Note 2) divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

14.  CONTINGENCIES

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the condensed consolidated financial statements of the Company.

15.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides and videos for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases and vocational training materials to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacons (divested in November 2001) and certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or will be divested. In addition, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. It is management's intention that businesses designated as Non-Core Businesses will be classified as such for short periods of time, generally not to exceed one year. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker views these businesses separately when evaluating and making decisions regarding ongoing operations. The information presented below includes certain intercompany transactions and is therefore not necessarily indicative of the results had the operations existed as stand-alone businesses. These intercompany transactions are eliminated in consolidation. In the ordinary course of business, corporate administrative costs of approximately $900 and $1,000 were allocated to the Non-Core Businesses during the three month periods ended March 31, 2002 and March 31, 2001, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced upon the shutdown or divestiture of the Non-Core Businesses. Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and gain on sales of businesses and other, net.

The Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant.

                                                         Three Months Ended
                                                              March 31,
                                                     2002                  2001
                                               ----------------      -----------------
SALES, NET:
Consumer                                       $        345,457      $         292,066
Business-to-Business                                     89,913                115,662
Eliminations                                            (34,254)               (14,913)
Other:
   Non-Core Businesses                                   10,974                 21,386
                                               ----------------      -----------------
Total                                          $        412,090      $         414,201
                                               ================      =================

EBITDA (1):
Consumer                                       $         40,024      $          36,930
Business-to-Business (2)                                    862                 20,007
Other:
   Corporate                                             (8,810)                (8,230)
   Non-Core Businesses                                   (1,872)               (11,523)
                                               ----------------      -----------------
Total                                          $         30,204      $          37,184
                                               ================      =================

The following is a reconciliation of EBITDA to operating loss:

                                                           Three Months Ended
                                                                 March 31,
                                                      2002                    2001
                                                ----------------        --------------
Total EBITDA (1)                                $        30,204         $       37,184
Depreciation of property and equipment                  (15,132)               (14,704)
Amortization of intangible assets, goodwill
  and other                                             (23,774)               (41,639)
Non-cash compensation and
  non-recurring charges                                  (5,685)                (2,560)
Provision for severance, closures and
  restructuring related costs                           (10,531)                (6,487)
Gain on sales of businesses and
  other, net                                                555                    526
                                                ----------------        --------------
Operating loss                                  $       (24,363)        $      (27,680)
                                                ================        ==============

(1) EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges including non-cash compensation and non-recurring charges of $5,685 and $2,560 for the three months ended March 31, 2002 and 2001, respectively, a provision for severance, closures and restructuring related costs of $10,531 and $6,487 for the three months ended March 31, 2002 and 2001, respectively, and gain on sales of businesses and other, net of $(555) and $(526) for the three months ended March 31, 2002 and 2001, respectively. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow used in operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2) Includes the reversal of a $4,000 sales tax accrual that was no longer required. The reversal was recorded during the three months ended March 31, 2001.

16.  FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as guarantor subsidiaries as of March 31, 2001 have been classified as non-guarantor subsidiaries as of March 31, 2002.

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

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                 March 31, 2002
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                   Guarantor        Non-Guarantor                         and
                                                  Primedia Inc.   Subsidiaries       Subsidiaries     Eliminations    Subsidiaries
                                                 --------------  ----------------  ---------------   --------------- -------------
ASSETS
Current assets:
    Cash and cash equivalents                    $       20,924  $          7,344  $         6,659   $            -   $     34,927
    Accounts receivable, net                              1,641           244,003           30,679                -        276,323
    Intercompany receivables                          1,650,230           458,424           53,562       (2,162,216)             -
    Inventories, net                                          -            27,214            1,754                -         28,968
    Prepaid expenses and other                            3,904            52,361            2,471                -         58,736
                                                 --------------  ----------------  ---------------   --------------- -------------
       Total current assets                           1,676,699           789,346           95,125       (2,162,216)       398,954

Property and equipment, net                               6,196           105,335           47,374                -        158,905
Investment in and advances to subsidiaries            1,062,640                 -                -       (1,062,640)             -
Other intangible assets, net                              1,264           519,032           30,672                -        550,968
Goodwill, net                                            (6,076)        1,313,033           93,855                -      1,400,812
Other investments                                        37,206                 -            5,171                -         42,377
Other non-current assets                                    853            68,511            6,360                -         75,724
                                                 --------------  ----------------  ---------------   --------------- -------------
                                                 $    2,778,782  $      2,795,257  $       278,557   $   (3,224,856)  $  2,627,740
                                                 ==============  ================  ===============   ==============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                             $          334  $         86,288  $        22,358   $            -  $      108,980
    Intercompany payables                               723,571         1,146,263          292,382       (2,162,216)             -
    Accrued interest payable                             40,489                 -                -                -         40,489
    Accrued expenses and other                           75,720           120,300           52,635                -        248,655
    Deferred revenues                                    38,976           199,926           (7,396)               -        231,506
    Current maturities of long-term debt                  4,297             3,773                7                -          8,077
                                                 --------------  ----------------  ---------------   --------------- -------------
       Total current liabilities                        883,387         1,556,550          359,986       (2,162,216)       637,707
                                                 --------------  ----------------  ---------------   --------------- -------------

Long-term debt                                        1,900,157            23,830                -                -      1,923,987
                                                 --------------  ----------------  ---------------   --------------- -------------
Intercompany notes payable                                    -         2,414,633          767,551       (3,182,184)             -
                                                 --------------  ----------------  ---------------   --------------- -------------
Deferred revenues                                         2,266            45,670                -                -         47,936
                                                 --------------  ----------------  ---------------   --------------- -------------
Deferred income taxes                                    57,987                 -                -                -         57,987
                                                 --------------  ----------------  ---------------   --------------- -------------
Other non-current liabilities                               351            24,272              866                -         25,489
                                                 --------------  ----------------  ---------------   --------------- -------------
Exchangeable preferred stock                            556,454                 -                -                -        556,454
                                                 --------------  ----------------  ---------------   --------------- -------------

Shareholders' deficiency:
    Series J convertible preferred stock                128,462                 -                -                         128,462
    Common stock                                          2,523                 -                -                -          2,523
    Additional paid-in capital                        2,266,046                 -                -                -      2,266,046
    Accumulated deficit                              (2,931,186)       (1,269,375)        (849,591)       2,118,966     (2,931,186)
    Accumulated other comprehensive loss                   (260)               (5)            (255)             260           (260)
    Unearned compensation                                (9,562)             (318)               -              318         (9,562)
    Common stock in treasury, at cost                   (77,843)                -                -                -        (77,843)
                                                 --------------  ----------------  ---------------   --------------- -------------
      Total shareholders' deficiency                   (621,820)       (1,269,698)        (849,846)       2,119,544       (621,820)
                                                 --------------  ----------------  ---------------   --------------- -------------

                                                 $    2,778,782  $      2,795,257  $       278,557   $   (3,224,856)  $  2,627,740
                                                 ==============  ================  ===============   ==============   ============

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                      For the Quarter Ended March 31, 2002
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                     Guarantor       Non-Guarantor                        and
                                                  Primedia Inc.     Subsidiaries      Subsidiaries     Eliminations   Subsidiaries
                                                 --------------  ----------------  ---------------   ---------------  ------------
Sales, net                                       $          389  $        377,539  $        68,805   $      (34,643)  $    412,090
Operating costs and expenses:
    Cost of goods sold                                        -           107,328           26,527          (34,643)        99,212
    Marketing and selling                                    28            63,846           31,791                -         95,665
    Distribution, circulation and fulfillment                 -            54,713           23,322                -         78,035
    Editorial                                                 -            26,747           13,186                -         39,933
    Other general expenses                                  806            41,626           18,247                -         60,679
    Corporate administrative expenses
     (excluding non-cash compensation and
      non-recurring charges)                              7,485                 -              877                -          8,362
    Depreciation of property and equipment                  603             9,689            4,840                -         15,132
    Amortization of intangible assets, goodwill
      and other                                             188            20,426            3,160                -         23,774
    Non-cash compensation and non-recurring
      charges                                             2,620                (1)           3,066                -          5,685
    Provision for severance, closures and
      restructuring related costs                         6,340             3,954              237                -         10,531
    Gain on sales of businesses and other, net                -              (555)               -                -           (555)
                                                 --------------  ----------------  ---------------   --------------   ------------

Operating income (loss)                                 (17,681)           49,766          (56,448)               -        (24,363)
Other income (expense):
    Provision for the impairment of investments          (3,459)                -                -                -         (3,459)
    Interest expense                                    (34,188)             (827)            (554)               -        (35,569)
    Amortization of deferred financing costs                  -              (883)             (67)               -           (950)
    Equity in losses of subsidiaries                    (80,944)                -                -           80,944              -
    Intercompany management fees and interest            56,697           (56,697)               -                -              -
    Other, net                                           (1,965)              550             (433)               -         (1,848)
                                                 --------------  ----------------  ---------------   --------------   ------------

Loss from continuing operations before income
 taxes                                                  (81,540)           (8,091)         (57,502)          80,944        (66,189)
Deferred provision for income taxes                     (57,990)               26              (23)               -        (57,987)
                                                 --------------  ----------------  ---------------   --------------   ------------

Loss from continuing operations                        (139,530)           (8,065)         (57,525)          80,944       (124,176)

Discontinued operations                                       -             6,181                -                -          6,181
Cumulative effect of a change in accounting
  principle                                                   -           (21,535)               -                -        (21,535)
                                                 --------------  ----------------  ---------------   --------------   ------------
Net loss                                         $     (139,530) $        (23,419) $       (57,525)  $       80,944   $   (139,530)
                                                 ==============  ================  ===============   ==============   ============

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                      For the Quarter Ended March 31, 2002
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                      Guarantor       Non-Guarantor                        and
                                                    Primedia Inc.    Subsidiaries      Subsidiaries   Eliminations    Subsidiaries
                                                 --------------  ----------------  ---------------   --------------- -------------
OPERATING ACTIVITIES:
   Net loss                                         $  (139,530) $        (23,419) $       (57,525)  $       80,944   $   (139,530)

   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities        91,735           101,318            6,791          (80,944)       118,900
   Changes in operating assets and liabilities           15,272            (8,474)           6,507                -         13,305
                                                 --------------  ----------------  ---------------   --------------- -------------
         Net cash provided by (used in) operating
          activities                                    (32,523)           69,425          (44,227)               -         (7,325)
                                                 --------------  ----------------  ---------------   --------------- -------------

INVESTING ACTIVITIES:
   Additions to property, equipment and other, net         (209)             (597)          (4,076)               -         (4,882)
   Proceeds from sales of businesses and other, net           -            50,144               (3)               -         50,141
   (Payments) for businesses acquired, net of cash
    acquired                                                  -            (1,623)             (41)               -         (1,664)
   Payments for other investments                          (179)             (232)             124                -           (287)
                                                 --------------  ----------------  ---------------   --------------- -------------
         Net cash provided by (used in) investing
          activities                                       (388)           47,692           (3,996)               -         43,308
                                                 --------------  ----------------  ---------------   --------------- -------------

FINANCING ACTIVITIES:
   Intercompany activity                                 69,965          (122,005)          52,040                -              -
   Borrowings under credit agreements                   116,425                 -                -                -        116,425
   Repayments of borrowings under credit agreements    (137,425)                -                -                -       (137,425)
   Proceeds from issuances of common stock, net             860                28                -                -            888
   Dividends paid to preferred stock shareholders       (13,392)                -                -                -        (13,392)
   Other                                                    (76)           (1,053)             (11)               -         (1,140)
                                                 --------------  ----------------  ---------------   --------------- -------------

       Net cash provided by (used in)
         financing activities                            36,357          (123,030)          52,029                -        (34,644)
                                                 --------------  ----------------  ---------------   --------------- -------------
Increase (decrease) in cash and cash equivalents          3,446            (5,913)           3,806                -          1,339
Cash and cash equivalents, beginning of period           17,478            13,257            2,853                -         33,588
                                                 --------------  ----------------  ---------------   --------------- -------------
Cash and cash equivalents, end of period            $    20,924  $          7,344  $         6,659   $            -   $     34,927
                                                   ============  ================  ===============   =============== =============

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                               December 31, 2001
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                     Guarantor      Non-Guarantor                          and
                                                    Primedia Inc.   Subsidiaries     Subsidiaries    Eliminations     Subsidiaries
                                                   --------------  --------------- --------------   -------------   --------------
ASSETS
Current assets:
      Cash and cash equivalents                    $       17,478   $       13,257  $       2,853    $          -    $      33,588
      Accounts receivable, net                                991          241,817         32,896               -          275,704
      Intercompany receivables                            852,188          486,870         78,932      (1,417,990)               -
      Inventories, net                                          -           31,986          2,078               -           34,064
      Prepaid expenses and other                            8,849           45,371         10,392               -           64,612
                                                   --------------  --------------- --------------   -------------   --------------
         Total current assets                             879,506          819,301        127,151      (1,417,990)         407,968

Property and equipment, net                                 6,590          109,909         53,735               -          170,234
Investment in and advances to subsidiaries              1,233,308                -              -      (1,233,308)               -
Other intangible assets, net                                1,451          569,397         34,249               -          605,097
Goodwill, net                                              (6,077)       1,331,633         99,074               -        1,424,630
Other investments                                          39,777                -          6,216               -           45,993
Other non-current assets                                     (106)          76,491          1,700               -           78,085
                                                   --------------  --------------- --------------   -------------   --------------
                                                   $    2,154,449   $    2,906,731  $     322,125    $ (2,651,298)   $   2,732,007
                                                   ==============  =============== ==============   =============   ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
      Accounts payable                             $        2,510   $      115,122  $      17,870    $          -    $     135,502
      Intercompany payables                                     -          986,891        431,099      (1,417,990)               -
      Accrued interest payable                             33,568                -              -               -           33,568
      Accrued expenses and other                           70,458          119,451         53,357               -          243,266
      Deferred revenues                                    37,346          175,110         (4,830)              -          207,626
      Current maturities of long-term debt                  4,319            3,934             12               -            8,265
                                                   -------------- ---------------- --------------   -------------   --------------
         Total current liabilities                        148,201        1,400,508        497,508      (1,417,990)         628,227
                                                   -------------- ---------------- --------------   -------------   --------------

Long-term debt                                          1,921,305           24,326              -               -        1,945,631
                                                   -------------- ---------------- --------------   -------------   --------------
Intercompany notes payable                                      -        2,491,381        781,349      (3,272,730)               -
                                                   -------------- ---------------- --------------   -------------   --------------
Deferred revenues                                           2,578           46,438              -               -           49,016
                                                   -------------- ---------------- --------------   -------------   --------------
Other non-current liabilities                                   -           25,464          1,304               -           26,768
                                                   -------------- ---------------- --------------   -------------   --------------
Exchangeable preferred stock                              562,957                -              -               -          562,957
                                                   -------------- ---------------- --------------   -------------   --------------

Shareholders' deficiency:
      Series J convertible preferred stock                122,015                -              -               -          122,015
      Common stock                                          2,509                -              -               -            2,509
      Additional paid-in capital                        2,258,932                -              -               -        2,258,932
      Accumulated deficit                              (2,772,201)      (1,081,036)      (957,817)      2,038,853       (2,772,201)
      Accumulated other comprehensive loss                 (2,122)            (350)          (219)            569           (2,122)
      Unearned compensation                               (11,882)               -              -               -          (11,882)
      Common stock in treasury, at cost                   (77,843)               -              -               -          (77,843)
                                                   -------------- ---------------- --------------   -------------   --------------
         Total shareholders' deficiency                  (480,592)      (1,081,386)      (958,036)      2,039,422         (480,592)
                                                   -------------- ---------------- --------------   -------------   --------------

                                                   $    2,154,449   $    2,906,731  $     322,125    $ (2,651,298)   $   2,732,007
                                                   ==============  =============== ==============   =============   ==============

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 2001
                             (dollars in thousands)

                                                                                Guarantor     Non-Guarantor
                                                             Primedia Inc.     Subsidiaries    Subsidiaries
                                                          ----------------   ---------------  --------------
Sales, net                                                   $          -    $      402,828   $     27,577
Operating costs and expenses:
      Cost of goods sold                                                -            93,771         21,964
      Marketing and selling                                             -            92,821         16,750
      Distribution, circulation and fulfillment                         -            64,115          1,064
      Editorial                                                         -            35,437          2,577
      Other general expenses                                            -            43,658         12,834
      Corporate administrative expenses
         (excluding non-cash compensation and
         non-recurring charges)                                     7,964                 -            266
      Depreciation of property and equipment                          300             9,344          5,060
      Amortization of intangible assets, goodwill
         and other                                                     96            27,709         13,834
      Non-cash compensation and non-recurring charges               2,560                 -              -
      Provision for severance, closures and
         restructuring related costs                                2,239             3,520            728
      Gain on sales of businesses and other, net                        -              (526)             -
                                                             ------------    --------------   ------------

Operating income (loss)                                           (13,159)           32,979        (47,500)
Other income (expense):
      Provision for the impairment of investments                  (3,248)                -              -
      Interest expense                                            (32,661)             (497)             -
      Amortization of deferred financing costs                          -            (1,013)             -
      Equity in losses of subsidiaries                            (72,473)                -              -
      Intercompany management fees and interest                    54,071           (54,071)             -
      Other, net                                                  (18,338)           (1,099)            (1)
                                                             ------------    --------------   ------------

Loss from continuing operations                                   (85,808)          (23,701)       (47,501)
Discontinued operations                                                 -            (1,271)             -
                                                             ------------    --------------   ------------

Net loss                                                     $    (85,808)   $      (24,972)  $    (47,501)
                                                             ============   ===============   ============


                                                                              Primedia Inc.
                                                                                   and
                                                             Eliminations     Subsidiaries
                                                             ------------   ---------------
Sales, net                                                   $    (16,204)   $      414,201
Operating costs and expenses:
      Cost of goods sold                                          (16,189)           99,546
      Marketing and selling                                             -           109,571
      Distribution, circulation and fulfillment                         -            65,179
      Editorial                                                         -            38,014
      Other general expenses                                            -            56,492
      Corporate administrative expenses
         (excluding non-cash compensation and
         non-recurring charges)                                       (15)            8,215
      Depreciation of property and equipment                            -            14,704
      Amortization of intangible assets, goodwill and other             -            41,639
      Non-cash compensation and non-recurring charges                   -             2,560
      Provision for severance, closures and
         restructuring related costs                                    -             6,487
      Gain on sales of businesses and other, net                        -              (526)
                                                             ------------   ---------------

Operating income (loss)                                                 -           (27,680)
Other income (expense):
      Provision for the impairment of investments                       -            (3,248)
      Interest expense                                                  -           (33,158)
      Amortization of deferred financing costs                          -            (1,013)
      Equity in losses of subsidiaries                             72,473                 -
      Intercompany management fees and interest                         -                 -
      Other, net                                                        -           (19,438)
                                                             ------------   ---------------

Loss from continuing operations                                    72,473           (84,537)
Discontinued operations                                                 -            (1,271)
                                                             ------------    --------------
Net loss                                                     $     72,473    $      (85,808)
                                                             ============   ===============

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 2001
                             (dollars in thousands)

                                                                                                    Guarantor       Non-Guarantor
                                                                                Primedia Inc.     Subsidiaries       Subsidiaries
                                                                            ------------------  ---------------    ----------------
OPERATING ACTIVITIES:
     Net loss                                                               $          (85,808)  $      (24,972)    $       (47,501)
     Adjustments to reconcile net loss to net cash used in
         operating activities                                                           42,814           67,729              14,679
     Changes in operating assets and liabilities                                       (14,876)         (50,820)             (3,075)
                                                                            ------------------  ---------------    ----------------
              Net cash provided by (used in) operating activities                      (57,870)          (8,063)            (35,897)
                                                                            ------------------  ---------------    ----------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                                      (324)          (7,881)             (6,106)
     Proceeds from sales of businesses and other, net                                        -              610                   -
     (Payments) for businesses acquired, net of cash acquired                                -          (15,824)            109,496
     Payments for other investments                                                     (4,238)            (387)                  -
                                                                            ------------------  ---------------    ----------------

              Net cash provided by (used in) investing activities                       (4,562)         (23,482)            103,390
                                                                            ------------------  ---------------    ----------------

FINANCING ACTIVITIES:
     Intercompany activity                                                              40,925           24,923             (65,848)
     Borrowings under credit agreements                                                251,800                -                   -
     Repayments of borrowings under credit agreements                                 (224,300)               -                   -
     Proceeds from issuances of common stock, net                                        1,825                -                   -
     Dividends paid to preferred stock shareholders                                    (13,266)               -                   -
     Other                                                                                 (86)            (998)                (46)
                                                                            ------------------  ---------------    ----------------

              Net cash provided by (used in) financing activities                       56,898           23,925             (65,894)
                                                                            ------------------  ---------------    ----------------

Increase (decrease) in cash and cash equivalents                                        (5,534)          (7,620)              1,599
Cash and cash equivalents, beginning of period                                           5,536           16,995               1,159
                                                                            -------------------------------------------------------
Cash and cash equivalents, end of period                                    $                2   $        9,375     $         2,758
                                                                            ==================  ===============    ================

                                                                                                 Primedia Inc.
                                                                                                      and
                                                                              Eliminations       Subsidiaries
                                                                            ---------------    ----------------
OPERATING ACTIVITIES:
     Net loss                                                                $       72,473     $       (85,808)
     Adjustments to reconcile net loss to net cash used in
         operating activities                                                       (72,473)             52,749
     Changes in operating assets and liabilities                                          -             (68,771)
                                                                            ---------------    ----------------
              Net cash provided by (used in) operating activities                         -            (101,830)
                                                                            ---------------    ----------------
INVESTING ACTIVITIES:
     Additions to property, equipment and other, net                                      -             (14,311)
     Proceeds from sales of businesses and other, net                                     -                 610
     (Payments) for businesses acquired, net of cash acquired                             -              93,672
     Payments for other investments                                                       -              (4,625)
                                                                            ---------------    ----------------

              Net cash provided by (used in) investing activities                         -              75,346
                                                                            ---------------    ----------------

FINANCING ACTIVITIES:
     Intercompany activity                                                                -                   -
     Borrowings under credit agreements                                                   -             251,800
     Repayments of borrowings under credit agreements                                     -            (224,300)
     Proceeds from issuances of common stock, net                                         -               1,825
     Dividends paid to preferred stock shareholders                                       -             (13,266)
     Other                                                                                -              (1,130)
                                                                            ---------------    ----------------

              Net cash provided by (used in) financing activities                         -              14,929
                                                                            ---------------    ----------------

Increase (decrease) in cash and cash equivalents                                          -             (11,555)
Cash and cash equivalents, beginning of period                                            -              23,690
                                                                            ---------------    ----------------
Cash and cash equivalents, end of period                                     $            -     $        12,135
                                                                            ===============    ================

17.  SUBSEQUENT EVENTS

In April 2002, the Company exchanged $56,000 of exchangeable preferred stock for approximately 10,800,000 common shares. In May 2002, the Company exchanged $2,000 of exchangeable preferred stock for approximately 381,000 common shares. Including the exchanges made during the first quarter of 2002, total exchanges of exchangeable preferred stock to date approximated $65,000 and effectively sold common stock at a weighted average price of $5.28 per share. This is part of the Company's authorized program to exchange up to $100,000 of exchangeable preferred stock.

In April 2002, the Company granted certain key executives an aggregate total of 6,100,000 options to purchase shares of the Company's common stock. The exercise prices of these options range from $4.00 per share to $6.00 per share. The options granted at $4.00 per share vest over a four-year period following the date of the grant. The remaining options vest in 2010 unless the Company achieves certain performance targets. Upon the achievement of these performance targets, the underlying options vest when the financial statements for the relevant period are finalized.

In May 2002, the Company received approximately $15,000 from Observer AB representing payment on the note receivable related to the sale of Bacon's Information, Inc.

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

The Company's consumer segment produces and distributes content for various niche consumer markets through magazines, guides, videos and over the Internet. The consumer segment includes the Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About. By leveraging About's information technology platform company-wide, the Company has significantly reduced its third party Internet spending. Also, About's web sites provide the Internet component for packaged corporate sales enabling the Company to offer complete marketing solutions to advertisers. The effective integration of About has resulted in a significant headcount decrease and substantial expense reduction across all of the Company's new media platforms. The Company believes that the current book value of the fully integrated About does not accurately reflect these overall benefits to PRIMEDIA's operations.

The Company's business-to-business segment produces and distributes content through magazines, books, over the internet, and through databases to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The business-to-business segment includes the Business Magazines & Media Group, PRIMEDIA Workplace Learning and PRIMEDIA Information. Corporate represents items not allocated to other business segments such as general corporate administration.

Management believes a meaningful comparison of the results of operations for the three months ended March 31, 2002 and 2001 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management is evaluating for turnaround or shutdown. The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacons (divested in November 2001) and certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or will be divested. In addition, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. It is management's intention that businesses designated as Non-Core Businesses will be classified as such for short periods of time, generally not to exceed one year. It is also management's belief that amounts related to Non-Care Businesses will not be material after the second quarter of 2002. The information presented below includes certain intercompany transactions and is therefore not necessarily indicative of the results had the operations existed as stand-alone businesses. These intercompany transactions are eliminated in consolidation. In the ordinary course of business, corporate administrative costs of approximately $900 and $1,000 were allocated to the Non-Core Businesses during the three month periods ended March 31, 2002 and March 31, 2001, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced upon the shutdown or divestiture of the Non-Core Businesses. The Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant.

EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow used in operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA is not available for the Company's discretionary use as there are legal requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

                         Primedia Inc. and Subsidiaries
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                                     Three Months Ended
                                                                         March 31,
                                                                 2002                2001
                                                          ------------------   ------------------
Sales, Net:
    Continuing Businesses:
        Consumer                                          $          345,457   $          292,066
        Business-to-business                                          89,913              115,662
        Eliminations                                                 (34,254)             (14,913)
                                                          ------------------   ------------------
            Subtotal                                                 401,116              392,815
    Non-Core Businesses                                               10,974               21,386
                                                          ------------------   ------------------
            Total                                         $          412,090   $          414,201
                                                          ==================   ==================

EBITDA:
    Continuing Businesses:
        Consumer                                          $           40,024   $           36,930
        Business-to-business                                             862               20,007
        Corporate                                                     (8,810)              (8,230)
                                                          ------------------   ------------------
            Subtotal                                                  32,076               48,707
    Non-Core Businesses                                               (1,872)             (11,523)
                                                          ------------------   ------------------
            Total                                         $           30,204   $           37,184
                                                          ==================   ==================

Operating Income (Loss):
    Continuing Businesses:
        Consumer                                          $            7,505   $           (2,422)
        Business-to-business                                         (11,133)               3,482
        Corporate                                                    (18,554)             (13,424)
                                                          ------------------   ------------------
            Subtotal                                                 (22,182)             (12,364)
    Non-Core Businesses                                               (2,181)             (15,316)
                                                          ------------------   ------------------
            Total                                                    (24,363)             (27,680)

Other Expense:
    Provision for the impairment of investments                       (3,459)              (3,248)
    Interest expense                                                 (35,569)             (33,158)
    Amortization of deferred financing costs                            (950)              (1,013)
    Other, net                                                        (1,848)             (19,438)
                                                          ------------------   ------------------
Loss from continuing operations before income taxes                  (66,189)             (84,537)

Deferred provision for income taxes                                  (57,987)                   -
                                                          ------------------   ------------------

Loss from continuing operations                                     (124,176)             (84,537)

Discountinued operations                                               6,181               (1,271)

Cumulative effect of a change in accounting principle
    (from the adoption of Statement of Financial
    Accounting Standards No. 142)                                    (21,535)                   -
                                                          ------------------   ------------------

Net loss                                                  $         (139,530)  $          (85,808)
                                                          ==================   ==================

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 2.1% to $401,116 in 2002 from $392,815 in 2001, due to growth in the consumer segment of $53,391 partially offset by a decline in the business-to-business segment of $25,749, further detailed below. Total sales, including Continuing and Non-Core Businesses, decreased .5% to $412,090 in 2002 from $414,201 in 2001. The adoption of Emerging Issues Task Force ("EITF") Consensus No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $5,258 and $5,130 for the three months ended March 31, 2002 and 2001, respectively.

During 2002 and 2001, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $2,800 and $28,900 during the three months ended March 31, 2002 and 2001, respectively. In addition, for the three months ended March 31, 2002 and 2001, revenue from barter transactions was approximately $5,500 and $10,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses decreased 34.1% to $32,076 in 2002 from $48,707 in 2001, due to a decrease of $19,145 related to the business-to-business segment, partially offset by an increase in the consumer segment of $3,094, further detailed below. Total EBITDA, including Continuing and Non-Core Businesses, decreased 18.8% to $30,204 in 2002 from $37,184 in 2001 primarily due to a decline in the business-to-business segment. It is managment's belief that results during the remainder of 2002 will benefit from seasonally stronger operating results as well as anticipated cost savings from previously enacted cost cutting initiatives.

Operating loss from Continuing Businesses was $22,182 in 2002 compared to $12,364 in 2001. This increase in operating loss was due to a decrease in EBITDA from Continuing Businesses of approximately $17,000, which was offset by a decrease in amortization expense of approximately $16,500 primarily due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 which eliminated the amortization of goodwill and indefinite lived intangibles. In addition, there was an increase in depreciation expense of approximately $2,400, an increase of approximately $4,000 related to provisions for severance, closures and restructuring related costs, and an increase of approximately $3,000 related to non-cash compensation expense in connection with an acquisition. Total operating loss, including Continuing and Non-Core Businesses, was $24,363 in 2002 compared to $27,680 in 2001.

Interest expense increased by $2,411 or 7.3% in 2002 compared to 2001. This increase is due to borrowings of $265,000 under the bank credit facilities to partially finance the EMAP acquisition. This increase was partially offset by the Company's use of divestiture proceeds of approximately $140,000 and cash acquired in connection with the About merger of approximately $109,500 to repay borrowings under the bank credit facilities.

During the first quarter of 2002, the Company recorded $58,000 of non-cash deferred income tax expense related to the adoption of SFAS 142. Of the total expense, $52,000 was recorded on January 1, 2002 to increase the valuation allowance related to the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carry forward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carry forward period of the net operating losses. In addition, since amortization of tax deductible goodwill and trademarks ceased on January 1, 2002, the Company also recorded an additional $6,000 to increase the valuation allowance for the three months ended March 31, 2002 as the Company has deferred tax liabilities that arise due to the fact that the taxable temporary differences related to these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $18,000 to increase the valuation allowance during the remaining nine months of 2002. In addition, during 2002, the Company completed the sale of the Modern Bride Group ("MBG") and, as a result of adopting SFAS 144, reclassified the financial results of the MBG into discontinued operations on the condensed statements of consolidated operations for the three months ended March 31, 2002 and 2001.
SFAS 144 requires sales or disposals of long-lived assets that meet the criteria of SFAS 144, to be classified, on the statement of operations, as discontinued operations and to restate prior periods accordingly. Lastly, during 2002, the Company recorded a cumulative effect of a change in accounting principle of approximately $21,500, which is a result of the impairment of certain indefinite lived intangible assets (trademarks) required to be assessed for impairment in the first quarter of 2002, in accordance with SFAS 142.

CONSUMER SEGMENT (INCLUDING CONSUMER MAGAZINE AND MEDIA GROUP, CONSUMER GUIDES PRIMEDIA TELEVISION AND ABOUT):

Sales from Continuing Businesses increased 18.3% to $345,457 in 2002 from $292,066 in 2001, before intercompany eliminations. This increase was due primarily to growth at the Company's Consumer Guides (approximately $5,500) and the acquisitions of EMAP and About (approximately $66,200, net) whose results are included for periods subsequent to their respective acquisition partially offset by net declines at various other Consumer Segment units primarily due to industry-wide advertising softness. New media sales from Continuing Businesses increased 17.4% to $21,940 in 2002 from $18,696 in 2001, primarily due to organic growth at apartmentguide.com. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Total Consumer Segment sales, including Continuing and Non-Core Businesses, for the three months ended March 31, 2001 reflects a restatement of $5,130 related to the adoption of EITF 00-25 and EITF 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $5,258 and $5,130, and a corresponding reduction of distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations for the three months ended March 31, 2002 and 2001, respectively. Revenue recognized in connection with assets-for-equity transactions, which was generally in the traditional businesses, was approximately $1,800 and $24,200 for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, revenue from barter transactions was approximately $3,400 and $7,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 8.4% to $40,024 in 2002 from $36,930 in 2001. This increase was due primarily to the strength at Consumer Guides (approximately $4,600) and an EBITDA increase from the acquisitions of EMAP and About (approximately $9,000, net) whose results are included for periods subsequent to their respective acquisition dates partially offset by net decreases in EBITDA at various Consumer Segment units, primarily due to industry-wide advertising softness. The EBITDA margin decreased to 11.6% in 2002 compared to 12.6% in 2001 primarily due to increased industry-wide advertising softness.

During the first quarter of 2002, the Company completed the sale of the MBG, which includes MODERN BRIDE plus 16 regional bridal magazines. In accordance with SFAS 144, the operating results of MBG have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended March 31, 2002 and 2001. Sales from Continuing Businesses excludes sales of MBG of approximately $4,400 and $7,700 during the first quarter of 2002 and 2001, respectively. EBITDA from Continuing Businesses excludes EBITDA losses of MBG of approximately $150 and $620 during the first quarter of 2002 and 2001, respectively. For the year ended December 31, 2001, Sales and EBITDA from MBG were approximately $47,000 and approximately $6,100, respectively, including the impact of approximately $3,400 of sales from assets-for-equity transactions.

Operating income (loss) from Continuing Businesses, was $7,505 in 2002 compared to $(2,422) in 2001. The increase in operating income was attributable to the increase in EBITDA and a decrease in amortization expense (approximately $12,000) primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles partially offset by an increase in non-cash compensation expense in connection with the merger with About (approximately $3,000).

BUSINESS-TO-BUSINESS:

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING BUSINESS MAGAZINES AND MEDIA GROUP, WORKPLACE LEARNING AND PRIMEDIA INFORMATION):

Sales from Continuing Businesses decreased 22.3% to $89,913 in 2002 from $115,662 in 2001, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines and trade shows (approximately $20,500). New media sales from Continuing Businesses increased 24.2% to $3,907 in 2002 from $3,145 in 2001. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was approximately $1,000 and $4,700 for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, revenue from barter transactions was approximately $2,100 and $3,000, respectively, with equal related expense amounts in each year.

EBITDA from Continuing Businesses decreased 95.7% to $862 in 2002 from $20,007 in 2001. This decrease was due primarily to weakness at the Business Magazines & Media Group (approximately $12,500) and PRIMEDIA Workplace Learning (approximately $5,000). The EBITDA margin decreased to .9% in 2002 compared to 17.3% in 2001 primarily due to softness in business-to-business advertising.

Operating income (loss) from Continuing Businesses, was $(11,133) in 2002 compared to $3,482 in 2001. The decrease in operating income was attributable to the decrease in EBITDA partially offset by a decrease in amortization expense (approximately $4,400) primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles.

CORPORATE:

Corporate expenses increased to $8,810 in 2002 from $8,230 in 2001.

Corporate operating loss increased to $18,554 in 2002 from $13,424 in 2001. Operating loss includes approximately $2,600 of non-cash compensation and non-recurring charges during each of the three months ended March 31, 2002 and 2001, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes, provisions for severance, closures and restructuring related costs of approximately $6,300 and $2,200 during the three months ended March 31, 2002 and 2001, respectively.

NON-CORE BUSINESSES:

Sales from Non-Core Businesses decreased to $10,974 in 2002 from $21,386 in 2001 due to the completion of certain divestitures.

EBITDA from the Non-Core Businesses was $(1,872) in 2002 compared to $(11,523) in 2001. Corporate administrative costs of approximately $900 and $1,000 were allocated to the Non-Core Businesses during the three months ended March 31, 2002 and 2001, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated upon the shutdown or divestiture of the Non-Core Businesses.

Operating loss from Non-Core Businesses decreased to $2,181 in 2002 from $15,316 in 2001 primarily due to the increase in EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Consolidated working capital deficiency, which includes current maturities of long-term debt, was $(238,753) at March 31, 2002 compared to $(220,259) at December 31, 2001. The decrease in working capital is primarily attributable to an increase in deferred revenues as well as various other working capital changes. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

At March 31, 2002, the Company had cash and unused credit facilities of approximately $245,000 as further discussed below. The Company believes that due substantially to anticipated asset sale proceeds, the amount of cash and unused credit facilities will increase at December 31, 2002. In addition, there are no material required debt repayments until June 1, 2004. A change in the grade of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our credit facilities. As of May 9, 2002, the Company's senior debt rating from Moody's was B3 and from Standard and Poor's was B.

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

CASH FLOW - 2002 COMPARED TO 2001

Net cash used in operating activities, as reported, during 2002, after interest payments of $25,171, decreased to $7,325 as compared to $101,830 during 2001, primarily due to reduced payments related to accrued expenses of approximately $38,000, increased deferred revenue receipts of approximately $19,000 and a reduction in the prepayment of expenses of approximately $24,000. Net capital expenditures decreased 65.9% to $4,882 during 2002 compared to $14,311 during 2001 due primarily to reduced levels of capital expenditures during 2002, in connection with certain cost cutting measures implemented by the Company. Net cash provided by investing activities during 2002 was $43,308 compared to $75,346 during 2001. The cash acquired from the About acquisition of approximately $109,500 in 2001 exceeded the proceeds received from the sale of MBG of approximately $50,000 in 2002. Net cash provided by (used in) financing activities during 2002 was $(34,644) compared to $14,929 during 2001. The change was primarily attributable to net repayments of debt under the Company's credit facilities of approximately $21,000 during 2002, which resulted primarily from the use of proceeds from the Company's divestiture program.

FINANCING ARRANGEMENTS - NEW CREDIT AGREEMENT

On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement (as well as certain of the Company's other equally and ratably secured indebtedness) is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt. Borrowings under the bank credit facilities are guaranteed by each of the Company's wholly owned domestic restricted subsidiaries as determined by the Company's management in accordance with the provisions and limitations of the Company's credit agreement. The guarantees are full, unconditional and joint and several. Certain of the Company's subsidiaries, which primarily represent Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries, are not guarantors of the bank credit facilities.

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

- a $475,000 revolving loan facility, of which $240,000 was outstanding at March 31, 2002.
-    a term loan A, of which $100,000 was outstanding at March 31, 2002; and
-    a term loan B, of which $422,875 was outstanding at March 31, 2002.

As of March 31, 2002, the Company had $762,875 borrowings outstanding, approximately $23,000 letters of credit outstanding and unused bank commitments of approximately $212,000 under the bank credit facilities.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar rate plus 2.75%. At March 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.4%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2002, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

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

The bank credit facilities and senior notes of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities, these events include:

-    failure to maintain required covenant ratios, as described below;
- failure to make a payment of principal, interest or fees within five days of its due date;
- default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000;
- occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;
- entry of one judgment or decree involving a liability of $15,000 or more (or more than one involving an aggregate liability of $25,000 or more); and
- occurrence of certain events constituting a change of control of the Company.

The events of default contained in PRIMEDIA's senior notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facilities.

The Company does not anticipate the occurrence of any of these default events. Upon the occurrence of such an event, the Company has the ability to cure or renegotiate with its lenders.

Under the most restrictive debt covenants as defined in the Company's credit agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 1.80 to 1 and a minimum fixed charge coverage ratio, as defined, of
1.05 to 1. The Company's maximum allowable debt leverage ratio, as defined, is
6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006. The minimum interest coverage ratio increases to 2.0 to 1,
2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005. The Company is in compliance with the financial and operating covenants of its financing arrangements. At March 31, 2002, the Company's debt leverage ratio defined as the ratio of consolidated EBITDA to debt (which provides for among other things, the inclusion of EBITDA from certain intercompany transactions between subsidiaries that guarantee the debt and subsidiaries that are non-guarantors), in the bank credit facilities was approximately 5.7 to 1.

As a result of the refinancing of the Company's existing bank credit facilities, during the second quarter of 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250.

The 10 1/4% Senior Notes mature in June 2004, the 8 1/2% Senior Notes mature in February 2006, the 7 5/8% Senior Notes mature in April 2008 and the 8 7/8% Senior Notes mature in May 2011.

The Company has no special purpose entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business which are more fully disclosed below. In addition, on a regular basis the Company holds meetings with its shareholders, bond-holders and banks and the rating agencies to discuss the operating performance of the Company.

OTHER ARRANGEMENTS

In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Non-cash compensation of $773 and $1,219 which reflects pro rata vesting on a graded basis was recorded for the quarters ended March 31, 2002 and 2001, respectively.

     In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Non-cash compensation of $638 and $1,005 which reflects pro rata vesting on a graded basis was recorded for the quarters ended March 31, 2002 and 2001, respectively. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

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

     During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution has agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sells such shares, which it purchased in the market, for proceeds of less than approximately $23,406. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300, however the Company was not obligated to make the payment until April 2002. In connection with these agreements, the Company recorded a liability of approximately $21,200 at March 31, 2002 and approximately $18,400 at December 31, 2001 representing the Shortfall Payments due under both agreements, based on the fair value of the Company's stock on such dates. This liability is a component of accrued expenses and other on the accompanying condensed consolidated balance sheets at March 31, 2002 and December 31, 2001. In April 2002, the Company paid approximately $20,300 to the financial institution.

During the first quarter of 2002, the Company exchanged $7,066 of Series H Exchangeable Preferred Stock for approximately 1,144,778 shares of common stock.

FINANCING ARRANGEMENTS-CONTRACTUAL OBLIGATIONS

The contractual obligations of the Company as of March 31, 2002, are as follows:

                                                                   LESS THAN                                   AFTER
CONTRACTUAL CASH OBLIGATIONS                            TOTAL        1 YEAR       1-3 YEARS    4-5 YEARS      5 YEARS
----------------------------                       -------------   -----------   ----------   -----------   -------------
Long-term debt                                     $   1,904,407   $     4,250   $  121,000   $   357,887   $   1,421,270
Capital lease obligations                                 27,657         3,827        6,125         2,897          14,808
Operating leases                                         346,690        40,172       91,339        75,375         139,804
Obligation related to share lockup agreement              20,300        20,300            -             -               -
                                                   -------------   -----------   ----------   -----------   -------------
Total Contractual Cash Obligations                 $   2,299,054   $    68,549   $  218,464   $   436,159   $   1,575,882
                                                   =============   ===========   ==========   ===========   =============

The Company has other commitments in the form of letters of credit of approximately $23,000 aggregate face value which expire before the end of 2002.

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

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. During the first quarter of 2002, the Company paid dividends-in-kind (32,227 shares of Series J Convertible Preferred Stock) valued at approximately $4,000. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors. At the present time, the Company has no plans to redeem or exchange the Series J Convertible Preferred Stock.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company may be required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. Accordingly, during November 2001 and February 2002, the Company issued to KKR 1996 Fund additional warrants to purchase 250,000 and 1,000,000 shares, respectively, of the Company's common stock. The Company ascribed a value of $498 and $2,160, respectively, to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control. The condensed consolidated financial statements do not reflect the issuance of the additional 2,750,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the first three months of 2002, there were no significant changes related to the Company's critical accounting policies and estimates.

PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

During the first quarter of 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000.

Details of the initiatives implemented and the payments made in furtherance of these plans in the three month periods ended March 31, 2002 and 2001 are presented in the following tables:

                                                         NET PROVISION FOR             PAYMENTS
                                                                THE                   DURING THE
                               LIABILITY AS OF          THREE MONTHS ENDED        THREE MONTHS ENDED       LIABILITY AS OF
                              DECEMBER 31, 2001           MARCH 31, 2002            MARCH 31, 2002         MARCH 31, 2002
                           ----------------------     ----------------------     ---------------------   --------------------
Severance and closures:
  Employee-related
   termination costs.      $                9,043     $                2,079     $              (4,433)  $              6,689
  Termination of
   contracts...........                     2,318                          -                    (1,071)                 1,247
  Termination of
   leases related to
   office closures.....                    13,037                      8,321                    (1,708)                19,650
                           ----------------------     ----------------------     ---------------------   --------------------
                                           24,398                     10,400                    (7,212)                27,586
                           ----------------------     ----------------------     ---------------------   --------------------
Restructuring related:
  Relocation and other
   employee costs.....                          -                        131                      (131)                     -
                           ----------------------     ----------------------     ---------------------   --------------------

                                                -                        131                      (131)                     -
                           ----------------------     ----------------------     ---------------------   --------------------

Total severance,
  closures and
  restructuring
  related costs......      $               24,398     $               10,531     $              (7,343)  $             27,586
                           ======================     ======================     =====================   ====================

                                                        NET PROVISION FOR              PAYMENTS
                                                               THE                    DURING THE
                                LIABILITY AS OF        THREE MONTHS ENDED         THREE MONTHS ENDED        LIABILITY AS OF
                               DECEMBER 31, 2000         MARCH 31, 2001             MARCH 31, 2001           MARCH 31, 2001
                           ----------------------     ----------------------     ---------------------   --------------------
Severance and closures:
  Employee related
   termination costs....   $                7,063     $                2,348     $              (2,374)  $              7,037
  Termination of
   contracts............                    1,519                        558                      (312)                 1,765
  Termination of leases
   related to office
   closures.............                    1,634                        128                      (193)                 1,569
  Other................                       213                          -                       (23)                   190
                           ----------------------     ----------------------     ---------------------   --------------------
                                           10,429                      3,034                    (2,902)                10,561
                           ----------------------     ----------------------     ---------------------   --------------------
Restructuring related:
  Consulting services.                        498                      2,595                    (2,712)                   381
  Relocation and other
   employee costs......                       462                        523                      (500)                   485
  Other..............                           -                        335                         -                    335
                           ----------------------     ----------------------     ---------------------   --------------------
                                              960                      3,453                    (3,212)                 1,201
                           ----------------------     ----------------------     ---------------------   --------------------
Total severance,
  closures and
  restructuring related
  costs................    $               11,389     $                6,487     $              (6,114)  $             11,762
                           ======================     ======================     =====================   ====================

A significant portion of the remaining costs are expected to be paid during 2002 with the balance, primarily related to leases, to be paid through 2015. To eliminate the lease related costs, the Company is aggressively pursuing subleases of its available office space.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified 1,520 individuals, of which 200 were notified during the quarter ended March 31, 2002, that they will be terminated under these plans. As of March 31, 2002, 1,450 of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, within a nine-month period.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the accompanying condensed consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the EITF issued Consensus No. 00-25, which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $5,258 and $5,130 for the three months ended March 31, 2002 and 2001, respectively.

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No.142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill and indefinite lived intangible assets for impairment, at least annually.

During 2001, the Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP Inc. ("EMAP") acquisition as required by the statements. The estimated goodwill related to the acquisition of EMAP has not and will not be amortized. The estimated identifiable intangible assets are currently being amortized over a fifteen-year useful life, which is subject to a final valuation and purchase price allocation.

On January 1, 2002, the Company adopted SFAS 142 for all remaining goodwill and indefinite lived intangible assets. Upon adoption, the Company ceased the amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. All of the Company's other intangible assets are subject to amortization.

As required by the SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002. As a result, the Company recorded a cumulative effect of a change in accounting principle of approximately $21,500 ($0.09 per share) during the first quarter. Indefinite lived intangible assets acquired in the EMAP acquisition have not been reviewed for impairment as of January 1, 2002 as the final valuation and purchase price allocation have not been completed. During the second quarter of 2002, the Company will conduct its preliminary review of goodwill for impairment which could increase the cumulative effect of a change in accounting principle.

The Company also recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $6,000 during the quarter ended March 31, 2002, both of which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $52,000 on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carryforward period of the net operating losses.

In addition, since amortization of tax deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional $6,000 to increase the valuation allowance for the three months ended March 31, 2002. The Company expects that it will record an additional $18,000 to increase the valuation allowance during the remaining nine months of 2002.

A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of the goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

                                                                                   Three Months Ended March 31,
                                                                                 2002                       2001
                                                                           ------------------         ------------------
           Reported loss applicable to common shareholders                 $         (158,960)        $          (99,482)
           Amortization of goodwill and indefinite lived
                intangible assets                                                           -                     24,203
           Cumulative effect of a change in accounting principle                       21,535                          -
           Deferred provision for income taxes                                         57,987                          -
                                                                           ------------------         ------------------
           Adjusted loss applicable to common shareholders                 $          (79,438)        $          (75,279)
                                                                           ==================         ==================
           Reported loss applicable to common shareholders per

                common share                                               $            (0.65)        $            (0.54)
           Amortization of goodwill and indefinite lived
                intangible assets per common share                                          -                       0.13
           Cumulative effect of a change in accounting principle
                per common share                                                         0.09                          -
           Deferred provision for income taxes per common share                          0.24                          -
                                                                           ------------------         ------------------
           Adjusted loss applicable to common shareholders
                per common share                                           $            (0.32)        $            (0.41)
                                                                           ==================         ==================

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 is not expected to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No.
121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group was recorded as discontinued operations during the quarters ended March 31, 2002 and 2001. Discontinued operations includes sales of the Modern Bride Group of approximately $4,400 and $7,700 and income (loss) from continuing operations of $6,200 (including a gain on sale of approximately $6,500) and $(1,300) for the three months ended March 31, 2002 and 2001, respectively.

RECENT DEVELOPMENTS

In April 2002, the Company exchanged $56,000 of exchangeable preferred stock for approximately 10,800,000 common shares. In May 2002, the Company exchanged $2,000 of exchangeable preferred stock for approximately 381,000 common shares. Including the exchanges made during the first quarter of 2002, total exchanges of exchangeable preferred stock to date approximated $65,000 and effectively sold common stock at a weighted average price of $5.28 per share. This is part of the Company's authorized program to exchange up to $100,000 of exchangeable preferred stock.

In April 2002, the Company granted certain key executives an aggregate total of 6,100,000 options to purchase shares of the Company's common stock. The exercise prices of these options range from $4.00 per share to $6.00 per share. The options granted at $4.00 per share vest over a four-year period following the date of the grant. The remaining options vest in 2010 unless the Company achieves certain performance targets. Upon the achievement of these performance targets, the underlying options vest when the financial statements for the relevant period are finalized.

In May 2002, the Company received approximately $15,000 from Observer AB representing payment on the note receivable related to the sale of Bacon's Information, Inc.

IMPACT OF INFLATION AND OTHER COSTS

The impact of inflation was immaterial during 2001 and through the first three months of 2002. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001 and approximately 3% in July 2001 and is expected to increase 8% to 12% during the second quarter of 2002. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. The Company's paper expense decreased approximately 21% during the first three months of 2002 compared to 2001. In the first three months of 2002, paper costs represented approximately 6% of the Company's total operating costs and expenses. This decrease is a function of a softening in paper prices and decreased paper consumption through improved distribution and enhanced controls surrounding paper purchases and usage by the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three-months of 2002, there were no significant changes related to the Company's market risk exposure.

                                     PART II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) The Company issued 1,144,778 unregistered shares of Company common stock in exchange for outstanding Company preferred shares in reliance on
      Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 5.  OTHER INFORMATION

The following tables represent the effects on sales, net and EBITDA from various events including the divestiture of the Modern Bride Group, Bacon's and certain other titles, as well as the adoption of recent accounting pronouncements.

                                                             FIRST         SECOND        THIRD        FOURTH          FULL
                                                            QUARTER        QUARTER      QUARTER       QUARTER         YEAR
                                                              2001          2001          2001         2001           2001
                                                          ------------  ------------  ------------  ------------  ------------
Sales, net (as reported)                                  $    427,006  $    445,278  $    418,623  $    451,386  $  1,742,293

Effect of the sale of the Modern Bride Group                    (7,675)      (16,913)       (5,495)      (16,949)      (47,032)(b)

Effect of EITF 00-25 and 01-09                                  (5,130)       (4,540)       (5,833)       (5,102)      (20,605)
                                                          ------------  ------------  ------------  ------------  ------------

Sales, net (as restated)                                       414,201       423,825       407,295       429,335     1,674,656
                                                          ------------  ------------  ------------  ------------  ------------

Non-Core Businesses:

             Non-Core sales, net (as reported)                   4,929         9,131        11,084        16,089        41,233

             Effect of the reclassification of divested
              and other titles to Non-Core Businesses           16,457         8,341         7,504             -(a)     32,302
                                                          ------------  ------------  ------------  ------------   -----------

             Non-Core sales, net (as restated)                  21,386        17,472        18,588        16,089        73,535
                                                          ------------  ------------  ------------  ------------   -----------

Sales, net from Continuing Businesses (as restated)       $    392,815  $    406,353  $    388,707  $    413,246   $ 1,601,121
                                                          ============  ============  ============  ============   ===========

(a) Sales, net of Bacon's of $6,836 was included in Non-Core sales, net (as reported) for the quarter ended December 31, 2001.

(b) Includes sales, net of approximately $3,400 from assets-for-equity transactions.

                                                         FIRST          SECOND         THIRD         FOURTH           FULL
                                                        QUARTER         QUARTER       QUARTER        QUARTER          YEAR
                                                          2001           2001           2001          2001            2001
                                                      ------------   ------------   ------------   ------------   ------------
EBITDA (as reported)                                  $     36,563   $     49,614   $     27,621   $     57,968   $    171,766

Effect of the sale of the Modern Bride Group                   621         (4,455)         2,188         (4,408)        (6,054)(d)
                                                      ------------   ------------   ------------   ------------   ------------

EBITDA (as restated)                                        37,184         45,159         29,809         53,560        165,712
                                                      ------------   ------------   ------------   ------------   ------------

Non-Core Businesses:

         Non-Core EBITDA (as reported)                      (3,510)        (9,104)        (6,907)        (4,620)       (24,141)

         Effect of the reclassification of divested
            and other titles to Non-Core Businesses         (8,013)         2,257          1,557              -(c)      (4,199)
                                                      ------------   ------------   ------------   ------------   ------------

         Non-Core EBITDA (as restated)                     (11,523)        (6,847)        (5,350)        (4,620)       (28,340)
                                                      ------------   ------------   ------------   ------------   ------------

EBITDA from Continuing Businesses (as restated)       $     48,707   $     52,006   $     35,159   $     58,180   $    194,052
                                                      ============   ============   ============   ============   ============

(c) EBITDA of Bacon's of $1,879 was included in Non-Core EBITDA (as reported) for the quarter ended December 31, 2001.

(d) Includes the EBITDA impact of approximately $3,400 from assets-for-equity transactions.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

+10.1 - Agreement dated April 19, 2002 between PRIMEDIA Inc. and
        Charles G. McCurdy.(*)

--------------------------------------------------------------------------------

(+) Executive contract.
(*) Filed herewith.

-----------
(b) Reports on Form 8-K

On February 26, 2002, PRIMEDIA Inc. filed its Current Report on Form 8-K to comply with the disclosure requirements of Regulation FD. In this Current Report, the Company distributed presentation materials that were to be discussed at a conference sponsored by Merrill Lynch.

On March 21, 2002, PRIMEDIA Inc. filed its Current Report on Form 8-K to announce that a lawsuit has been filed against the Company and its subsidiary About.com, Inc. by 2 current and 32 former About "Guides". The suit alleges, among other things, that the Guides are improperly classified as independent contractors and that such Guides have been underpaid. PRIMEDIA and About believe that all the claims asserted in the lawsuit are completely without merit and entirely frivolous and the companies intend to defend themselves vigorously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIMEDIA INC.
                                  (Registrant)

Date:   MAY 15, 2002        /s/  Thomas S. Rogers
                            ----------------------------------------------------
                                          (Signature)
                            Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Date:   MAY 15, 2002          /s/  Lawrence R. Rutkowski
                            ----------------------------------------------------
                                        (Signature)
                            Executive Vice President and Chief Financial Officer
                                  (Principal Financial Officer)