Form 10-Q
period 2002-06-30
PRIMEDIA INC
filed 2002-08-14
CIK 884382

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For Quarter Ended: June 30, 2002

                         Commission file number: 1-11106


                                  PRIMEDIA INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           13-3647573

----------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

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

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2002: 258,387,999.

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at July 31, 2002 was approximately
$224 million.

                                  PRIMEDIA Inc.

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION

        ITEM 1.       Financial Statements

                      Condensed Consolidated Balance Sheets
                      (Unaudited) as of June 30, 2002 and
                      December 31, 2001                                                 2

                      Condensed Statements of Consolidated
                      Operations (Unaudited) for the six months
                      ended June 30, 2002 and 2001                                      3

                      Condensed Statements of Consolidated
                      Operations (Unaudited) for the three months
                      ended June 30, 2002 and 2001                                      4

                      Condensed Statements of Consolidated
                      Cash Flows (Unaudited) for the six months
                      ended June 30, 2002 and 2001                                      5

                      Notes to Condensed Consolidated
                      Financial Statements (Unaudited)                                  6-37

        ITEM 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     38-62

        ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk        63

        ITEM 4.       Submission of Matters to a Vote of Security Holders               64

PART II.  OTHER INFORMATION:

        ITEM 2.       Changes in Securities and Use of Proceeds                         65

        ITEM 5.       Other Information                                                 66

        ITEM 6.       Exhibits and Reports on Form 8-K                                  67

        Signatures                                                                      68

        Exhibits                                                                        69-80

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     June 30,                   December 31,
                                                                                       2002                         2001
                                                                                --------------------          -----------------
                                                                                (dollars in thousands, except per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $             19,595          $           33,588
     Accounts receivable, net                                                                232,904                     275,704
     Inventories, net                                                                         28,180                      34,064
     Prepaid expenses and other                                                               40,871                      64,612
                                                                                --------------------          ------------------
        Total current assets                                                                 321,550                     407,968

Property and equipment, net                                                                  154,447                     170,234
Other intangible assets, net                                                                 487,876                     605,097
Goodwill, net                                                                              1,429,972                   1,424,630
Other investments                                                                             38,138                      45,993
Other non-current assets                                                                      71,261                      78,085
                                                                                --------------------          ------------------
                                                                                $          2,503,244          $        2,732,007
                                                                                ====================          ==================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                           $            109,916          $          135,502
     Accrued interest payable                                                                 28,635                      33,568
     Accrued expenses and other                                                              221,456                     243,266
     Deferred revenues                                                                       210,762                     207,626
     Current maturities of long-term debt                                                      9,830                       8,265
                                                                                --------------------          ------------------
        Total current liabilities                                                            580,599                     628,227
                                                                                --------------------          ------------------

Long-term debt                                                                             1,901,299                   1,945,631
                                                                                --------------------          ------------------
Deferred revenues                                                                             41,852                      49,016
                                                                                --------------------          ------------------
Deferred income taxes                                                                         64,500                           -
                                                                                --------------------          ------------------
Other non-current liabilities                                                                 25,483                      26,768
                                                                                --------------------          ------------------
Exchangeable preferred stock                                                                 493,839                     562,957
                                                                                --------------------          ------------------

Shareholders' deficiency:
     Series J convertible preferred stock                                                    135,036                     122,015
     Common stock ($.01 par value, 350,000,000 shares and 300,000,000 shares authorized at June 30, 2002 and December 31, 2001, respectively, and
       264,777,806 shares and 250,894,668 shares issued at June 30, 2002 and
       December 31, 2001, respectively)                                                        2,648                       2,509
     Additional paid-in capital (including warrants of $29,947 and $25,799
        at June 30, 2002 and December 31, 2001, respectively)                              2,328,111                   2,258,932
     Accumulated deficit                                                                  (2,984,152)                 (2,772,201)
     Accumulated other comprehensive loss                                                        (99)                     (2,122)
     Unearned compensation                                                                    (8,029)                    (11,882)
     Common stock in treasury, at cost (7,793,175 shares
        at June 30, 2002 and December 31, 2001)                                              (77,843)                    (77,843)
                                                                                --------------------          ------------------
        Total shareholders' deficiency                                                      (604,328)                   (480,592)
                                                                                --------------------          ------------------

                                                                                $          2,503,244          $        2,732,007
                                                                                ====================          ==================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,

                                                                                       2002                         2001
                                                                                --------------------          -----------------
                                                                                (dollars in thousands, except per share amounts)
Sales, net                                                                      $            830,190          $          830,932

Operating costs and expenses:
     Cost of goods sold                                                                      198,418                     205,796
     Marketing and selling                                                                   175,415                     209,703
     Distribution, circulation and fulfillment                                               148,789                     124,427
     Editorial                                                                                77,290                      76,034
     Other general expenses                                                                  120,169                     122,581
     Corporate administrative expenses (excluding $7,746 and $12,727 of non-cash compensation and non-recurring charges in 2002
        and 2001, respectively)                                                               16,452                      16,090
     Depreciation of property and equipment                                                   32,274                      30,556
     Amortization of intangible assets, goodwill and other
        (including $4,844 of provision for impairment in 2002)                                40,612                     116,430
     Non-cash compensation and non-recurring charges                                           7,746                      12,727
     Provision for severance, closures and restructuring related costs                        25,093                      12,502
     (Gain) loss on sales of businesses and other, net                                         2,131                        (502)
                                                                                --------------------          ------------------

Operating loss                                                                               (14,199)                    (95,412)
Other expense:
     Provision for the impairment of investments                                              (7,557)                    (30,807)
     Interest expense                                                                        (71,814)                    (66,849)
     Amortization of deferred financing costs                                                 (1,722)                     (9,063)
     Other, net                                                                               (1,670)                    (27,327)
                                                                                --------------------          ------------------

Loss from continuing operations before income taxes                                          (96,962)                   (229,458)
Deferred provision for income taxes                                                          (64,500)                          -
                                                                                --------------------          ------------------

Loss from continuing operations                                                             (161,462)                   (229,458)

Discontinued operations (including $10,579 gain on sales of divested
     entities in 2002)                                                                         9,068                       3,970

Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards
      No. 142)                                                                               (21,535)                          -
                                                                                --------------------          ------------------

Net loss                                                                                    (173,929)                   (225,488)

Preferred stock dividends and related accretion, net  (including $28,301 gain
     on exchange of exchangeable preferred stock in 2002)                                    (15,952)                    (27,347)
                                                                                --------------------          ------------------
Loss applicable to common shareholders                                          $           (189,881)         $         (252,835)
                                                                                ====================          ==================

Per Common Share:
     Loss from continuing operations                                            $              (0.71)         $            (1.30)
     Discontinued operations                                                                    0.04                        0.02
     Cumulative effect of a change in accounting principle                                     (0.09)                          -
                                                                                --------------------          ------------------
     Basic and diluted loss applicable to common shareholders                   $              (0.76)         $            (1.28)
                                                                                ====================          ==================

Basic and diluted common shares outstanding                                              249,349,254                 198,271,477
                                                                                ====================          ==================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                     June 30,

                                                                                       2002                         2001
                                                                                --------------------          -----------------
                                                                                (dollars in thousands, except per share amounts)

Sales, net                                                                      $            422,553          $          419,904

Operating costs and expenses:
     Cost of goods sold                                                                      100,090                     107,151
     Marketing and selling                                                                    81,207                     100,923
     Distribution, circulation and fulfillment                                                72,771                      60,270
     Editorial                                                                                37,410                      38,154
     Other general expenses                                                                   59,243                      65,331
     Corporate administrative expenses (excluding $2,061 and $10,168 of non-cash compensation and non-recurring charges in 2002
         and 2001, respectively)                                                               8,090                       7,875
     Depreciation of property and equipment                                                   17,208                      15,869
     Amortization of intangible assets, goodwill and other                                    17,297                      74,870
     Non-cash compensation and non-recurring charges                                           2,061                      10,168
     Provision for severance, closures and restructuring related costs                        14,562                       6,015
     Loss on sales of businesses and other, net                                                2,686                          24
                                                                                --------------------          ------------------

Operating income (loss)                                                                        9,928                     (66,746)
Other income (expense):
     Provision for the impairment of investments                                              (4,098)                    (27,559)
     Interest expense                                                                        (36,246)                    (33,692)
     Amortization of deferred financing costs                                                   (772)                     (8,050)
     Other, net                                                                                  167                      (7,887)
                                                                                --------------------          ------------------

Loss from continuing operations before income taxes                                          (31,021)                   (143,934)
Deferred provision for income taxes                                                           (6,500)                          -
                                                                                --------------------          ------------------

Loss from continuing operations                                                              (37,521)                   (143,934)

Discontinued operations (including $4,069 gain on sale of divested
     entity in 2002)                                                                           3,125                       4,254

                                                                                --------------------          ------------------

Net loss                                                                                     (34,396)                   (139,680)

Preferred stock dividends and related accretion, net (including $25,323
     gain on exchange of exchangeable preferred stock in 2002)                                 3,478                     (13,673)
                                                                                --------------------          ------------------
Loss applicable to common shareholders                                          $            (30,918)         $         (153,353)
                                                                                ====================          ==================

Per Common Share:
     Loss from continuing operations                                            $              (0.13)         $            (0.74)
     Discontinued operations                                                                    0.01                        0.02
                                                                                ====================          ==================
     Basic and diluted loss applicable to common shareholders                   $              (0.12)         $            (0.72)
                                                                                ====================          ==================

Basic and diluted common shares outstanding                                              255,514,428                 213,515,036
                                                                                ====================          ==================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,

                                                                                       2002                         2001
                                                                                --------------------          -----------------
                                                                                              (dollars in thousands)

OPERATING ACTIVITIES:
    Net loss                                                                    $           (173,929)         $         (225,488)
    Adjustments to reconcile net loss to net cash used in
       operating activities                                                                  168,339                     182,019
    Changes in operating assets and liabilities                                               (4,314)                    (96,288)
                                                                                --------------------          ------------------

       Net cash used in operating activities                                                  (9,904)                   (139,757)
                                                                                --------------------          ------------------

INVESTING ACTIVITIES:
    Additions to property, equipment and other, net                                          (19,128)                    (26,114)
    Proceeds from sales of businesses and other, net                                          87,255                       6,731
    (Payments) for businesses acquired, net of cash acquired                                  (2,699)                     86,986
    Payments for other investments                                                              (738)                    (10,397)
                                                                                --------------------          ------------------

       Net cash provided by investing activities                                              64,690                      57,206
                                                                                --------------------          ------------------

FINANCING ACTIVITIES:
    Borrowings under credit agreements                                                       213,465                     991,800
    Repayments of borrowings under credit agreements                                        (254,465)                 (1,363,800)
    Proceeds from issuance of 8 7/8% Senior Notes, net                                             -                     492,685
    Payments of acquisition obligation                                                             -                      (8,833)
    Proceeds from issuances of common stock, net                                                 891                       5,063
    Dividends paid to preferred stock shareholders                                           (26,263)                    (26,531)
    Deferred financing costs paid                                                                (52)                    (15,650)
    Other                                                                                     (2,355)                     (2,573)
                                                                                --------------------          ------------------

       Net cash provided by (used in) financing activities                                   (68,779)                     72,161
                                                                                --------------------          ------------------

Decrease in cash and cash equivalents                                                        (13,993)                    (10,390)
Cash and cash equivalents, beginning of period                                                33,588                      23,690
                                                                                --------------------          ------------------
Cash and cash equivalents, end of period                                        $             19,595          $           13,300
                                                                                ====================          ==================

Supplemental information:
    Cash interest paid                                                          $             71,440          $           59,816
                                                                                ====================          ==================
    Cash taxes paid, net of refunds                                             $                (98)         $             (531)
                                                                                ====================          ==================
    Businesses acquired:
       Fair value of assets acquired                                            $                  -          $          766,683
       Less: Liabilities assumed                                                               2,699                      42,272
       Less: Stock and stock option consideration for About.com, Inc.
         acquisition                                                                               -                     700,549
       Less: Cash acquired in connection with the About.com, Inc.
         acquisition                                                                               -                     110,848
                                                                                --------------------          ------------------
       (Payments) for businesses acquired, net of cash acquired                 $             (2,699)         $           86,986
                                                                                ====================          ==================
    Non-cash activities:
       Issuance of warrants in connection with Emap acquisition and
         related financing                                                      $              4,148          $                -
                                                                                ====================          ==================
       Accretion in carrying value of exchangeable and convertible
         preferred stock                                                        $              5,446          $              408
                                                                                ====================          ==================
       Payments of dividends-in-kind on Series J Convertible Preferred Stock    $              8,182          $                -
                                                                                ====================          ==================
       Carrying value of exchangeable preferred stock converted
         to common stock                                                        $             69,934          $                -
                                                                                ====================          ==================
       Fair value of common stock issued in connection with conversion of
         exchangeable preferred stock                                           $             41,633          $                -
                                                                                ====================          ==================
       Asset-for-equity investments                                             $              2,690          $           27,950
                                                                                ====================          ==================

      See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the financial statements present fairly the financial position, results of operations and cash flows of the Company as of and for the six and three month periods ended June 30, 2002 and 2001 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2001, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The operating results for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the presentation as of and for the six and three-month periods ended June 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2001, the Emerging Issues Task Force ("EITF") issued Consensus No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs, relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations, to reductions of sales from such activities. The change in classifications is industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $10,765 and $9,670 for the six months ended June 30, 2002 and 2001, respectively, and $5,506 and $4,540 for the three-months ended June 30, 2002 and 2001, respectively.

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

During 2001, the Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP Inc. ("EMAP") acquisition as required by the statements. The goodwill and indefinite lived intangible assets related to the acquisition of EMAP have not and will not be amortized. The other identifiable intangible assets are being amortized over a five to ten year useful life.

On January 1, 2002, the Company adopted SFAS 142 for all remaining goodwill and indefinite lived intangible assets. Upon adoption, the Company ceased the amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. All of the Company's other intangible assets are subject to amortization (See Note 7).

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group and ExitInfo were recorded as discontinued operations for the six and three months ended June 30, 2002 and 2001. Discontinued operations includes sales of $13,581 and $31,682 and operating income of $9,068 (including a gain on sale of $10,579) and $3,970 for the six-months ended June 30, 2002 and 2001, respectively; and sales of $4,703 and $20,834 and operating income of $3,125 (including a gain on sale of $4,069) and $4,254 for the three-months ended June 30, 2002 and 2001, respectively.

As a result of the adoption of EITF 00-25, EITF 01-9 and SFAS 144, the Company reclassified amounts from sales, net for the six and three months ended June 30, 2001, as follows:

                                                       Six Months Ended       Three Months Ended
                                                        June 30, 2001           June 30, 2001
                                                    ---------------------   ----------------------
     Sales, net (as originally reported)            $             872,284   $              445,278

     Less: Effect of SFAS 144                                      31,682                   20,834
           Effect of EITF 00-25 and 01-9                            9,670                    4,540
                                                    ---------------------   ----------------------

     Sales, net (as reclassified)                   $             830,932   $              419,904
                                                    =====================   ======================

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede EITF Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to exit or disposal plan and will affect the classification of restructuring costs on the consolidated statements of operations. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and trade show space and booths. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue from barter transactions was approximately $8,900 and $26,000 for the six months ended June 30, 2002 and 2001, respectively, and approximately $3,400 and $16,000 for the three months ended June 30, 2002 and 2001, respectively, with equal related expense amounts in each six and three month period.

2.   ACQUISITIONS AND OTHER INVESTMENTS

ACQUISITIONS

In 2001, the Company acquired the stock of About.com, Inc. ("About"), a platform comprised of a network of more than 400 highly targeted topic-specific websites and the stock of EMAP from EMAP America Partners. EMAP published more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. In addition, the Company completed several other smaller acquisitions. The other acquisitions, if they had occurred on January 1 of the year prior to acquisition would not have had a material impact on the results of operations. The pro forma effect of the About and EMAP acquisitions on the Company's operations is presented below.

The acquisitions have been accounted for by the purchase method. During the second quarter of 2002, the Company elected to account for the EMAP acquisition as an asset acquisition for income tax purposes. The independent valuation of EMAP's intangible assets has been finalized. Other aspects of the preliminary purchase cost allocations for the EMAP acquisition are subject to adjustment and will be finalized during the third quarter of 2002. The final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at June 30, 2002; however, the changes are not expected to have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company. The condensed consolidated financial statements include the operating results of acquisitions subsequent to their respective dates of acquisition.

ABOUT

On February 28, 2001, the Company completed its merger with About. This merger created an integrated traditional and new media company, providing an array of potential marketing solutions to advertisers and niche content to users. Through the efforts of knowledgeable human guides who manage the About sites, the sites provide high-quality original articles, moderated forums and chat rooms and links to related websites.

Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company's common stock or 2.3409 shares for each About share. An independent appraisal was completed during 2001 and was used to allocate the purchase price to the fair value of assets acquired and liabilities assumed including identifiable intangibles. The goodwill related to the About merger was amortized during 2001 over an estimated useful life of three years. The Company believed that a three-year life was responsive to the rapid rate of change in the Internet industry and was consistent with other recent mergers of a comparable nature. Other finite lived identifiable intangible assets are being amortized over a period of three years. The Company determined that the value of its shares of common stock issued was $11.81 per share, based on the weighted-average market values for the two days prior and two days succeeding the acquisition announcement date. The fair value of the vested and unvested options issued was determined using a Black Scholes pricing model. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:

         Total number of shares of PRIMEDIA common stock
             issued to consummate the merger                         44,951,034

         Fair value per share of PRIMEDIA common stock             $      11.81
                                                                   ------------

         Value of shares of PRIMEDIA common stock issued           $    530,872

         Fair value of replacement options issued (13,383,579           102,404
              options)

         Less: Unearned compensation related to unvested options         (7,592)

         Cost of About shares acquired prior to the merger
              converted to treasury stock                                74,865

         Direct merger costs                                             16,792
                                                                   ------------

         Total purchase price                                           717,341

         Less: Fair value of net tangible assets (including cash
              acquired of $109,490)                                    (175,050)

         Less: Fair value of identifiable intangible assets             (24,743)
                                                                   ------------

         Goodwill                                                  $    517,548
                                                                   ============


In connection with the merger with About, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was approximately $102,000 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The Company recorded charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $1,513 and $1,344 during the six months ended June 30, 2002 and 2001, respectively, and $631 and $1,008 during the three months ended June 30, 2002 and 2001, respectively (see Note
11). The remaining $12,149 is included within the total purchase price. As of June 30, 2002, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price, which exceeded the Company's share price on June 30, 2002.

In the fourth quarter of 2001, concurrent with its annual financial review process, the Company determined that the estimated future undiscounted cash flows of About were not sufficient to recover the carrying value of the goodwill. Accordingly, the Company recorded an impairment charge of $326,297 to write down About's goodwill to the estimated fair value. About is part of the consumer segment.

In connection with the acquisition, the Company entered into various agreements with two key executives of About as discussed in Note 11.

EMAP

On August 24, 2001, the Company acquired, by merger, 100% of the outstanding common stock of the publishing business of EMAP. The acquisition of EMAP is expected to strengthen the Company's unique mix of category specific endemic advertising as well as circulation revenue. This acquisition solidifies PRIMEDIA as the leader in the specialty magazine industry in terms of revenue and single copy sales. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

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

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (65,460 shares of Series J Convertible Preferred Stock) valued at $8,182 during the six months ended June 30, 2002 and (33,234 shares of Series J Convertible Preferred Stock) valued at $4,154 during the three months ended June 30, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company may be required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. Accordingly, during November 2001, February 2002 and May 2002, the Company issued to KKR 1996 Fund additional warrants to purchase 250,000, 1,000,000 and 1,250,000 shares, respectively, of the Company's common stock. The Company ascribed a value of $498, $2,160 and $1,988 respectively, to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control. The condensed consolidated financial statements do not reflect the issuance of the additional 1,500,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the

Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

The 1,250,000 commitment warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

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

The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

            Purchase consideration (including working capital and
                 other settlements)                                   $    525,000

            Direct Acquisition Costs                                         6,565
                                                                      ------------

            Total purchase price                                           531,565

            Add: Fair value of net tangible liabilities of EMAP             37,650

            Less: Fair value of identifiable intangible assets             121,300
                                                                      ------------

            Goodwill                                                  $    447,915
                                                                      ============

The Company's condensed consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2001. In accordance with SFAS No. 142, these pro forma adjustments assume that none of the goodwill associated with the EMAP acquisition is amortized. If the Company had recorded amortization of the goodwill and indefinite lived intangible assets in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, assuming the acquisition occurred on January 1, 2001, amortization expense would have increased by approximately $6,800 and $3,400 during the six months and three months ended June 30, 2001, respectively. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2001, nor is it necessarily indicative of future results.

                                                                           Six Months          Three Months
                                                                         Ended June 30,       Ended June 30,
                                                                             2001                 2001
                                                                        ----------------    -----------------
        Sales, net                                                      $        976,025    $         489,140

        Loss applicable to common shareholders                          $       (398,764)   $        (191,654)

        Basic and diluted loss applicable to common shareholders
          per common share                                              $          (1.76)   $           (0.87)

        Weighted average shares used in basic and diluted loss
          applicable to common shareholders per common share                 226,676,632          220,163,972

Payments for businesses acquired on the accompanying condensed statement of consolidated cash flows for the six months ended June 30, 2002, primarily represents payment for certain deferred purchase price liabilities associated with prior year acquisitions.

OTHER INVESTMENTS

Other investments consist of the following:

                                                                            June 30,          December 31,
                                                                              2002                2001
                                                                        ----------------    -----------------
        Cost method investments                                         $         34,439    $          40,189
        Equity method investments                                                  3,699                5,804
                                                                        ----------------    -----------------
                                                                        $         38,138    $          45,993
                                                                        ================    =================

The Company's cost method investments consist primarily of the PRIMEDIA Ventures' investments and the assets-for-equity investments, detailed below. PRIMEDIA's equity method investments represent PRIMEDIA's investment in certain companies where PRIMEDIA has the ability to exercise significant influence over their operations (including their financial, accounting and policies).

PRIMEDIA VENTURES' INVESTMENTS

In 1998, the Company created PRIMEDIA Ventures, Inc. ("PRIMEDIA Ventures") to invest in early-stage Internet companies and other technology opportunities such as e-commerce services, enterprise software applications and advertising-related technologies.

The Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of $2,650 and $1,900 as a component of provision for the impairment of investments on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2002, respectively. In addition, the Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of $3,500 as a component of provision for the impairment of investments on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2001.

The Company sold PRIMEDIA Ventures investments and received proceeds of $323 and $0 during the six and three months ended June 30, 2002, respectively, and realized gains on the sales of $28 and $0 for the six and three months ended June 30, 2002, respectively.

The Company recorded unrealized gains of $1,202 and $1,704 for the six and three months ended June 30, 2001, respectively, related to investments in marketable securities. The unrealized gains are recorded as a component of other comprehensive income (loss) ("OCI") within shareholders' deficiency (See Note
13).

INVESTMENT IN CMGI, INC.

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. For the six months ended June 30, 2001, the Company recorded a realized loss of $3,969 related to its investment in CMGI, Inc. as the decline in the market value of the investment was deemed to be other than temporary. In October 2001, the Company sold its investment in CMGI for total proceeds and gain on sale of $2,149 and $619, respectively.

INVESTMENT IN LIBERTY DIGITAL, INC.

In April 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. For the six months ended June 30, 2001, the Company recorded an unrealized gain of $642 related to its investment in Liberty Digital. The unrealized gain was based on the then market value of Liberty Digital Inc. common stock. The unrealized gain is recorded as a component of OCI within shareholders' deficiency (See Note 13). During the fourth quarter of 2001, the Company sold its investment in Liberty Digital for total proceeds and loss on sale of $1,838 and $668, respectively.

ASSETS-FOR-EQUITY TRANSACTIONS

During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled $28,716 ($25,383 representing cost method investments and $3,333 representing equity method investments) and $32,753 ($27,313 representing cost method investments and $5,440 representing equity method investments) at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, respectively, $10,428 and $12,696 relating to these agreements is included as deferred revenues on the accompanying condensed consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements of $4,531 and $46,862 for the six months ended June 30, 2002 and 2001, respectively, and $1,695 and $17,954 for the three months ended June 30, 2002 and 2001, respectively.

These transactions are recorded at the fair value of the equity securities received, which are typically based on cash consideration for like securities. For significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with the securities of publicly traded companies in similar lines of business, comparing the nature of security, price, and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received. As required by EITF No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods and Services," the fair value of the equity securities received is determined as of the earlier of the date a performance commitment is reached or the vesting date.

The Company continually evaluates all of its investments for potential impairment in accordance with APB No. 18, "the Equity Method of Accounting for Investments in Common Stock." If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. The Company recorded a provision for impairment of its investments in certain Investees of $4,907 and $2,198 for the six and three months ended June 30, 2002, respectively, as the decline in value of the investments was deemed to be other than temporary. During the six months ended June 30, 2001, the Company recorded a provision for impairment of its investments in certain Investees of $18,704 as the decline in value of the investments was deemed to be other than temporary.

The Company recorded $2,672 and $27,777 of equity method losses from Investees during the six months ended June 30, 2002 and 2001, respectively, and $461 and $9,681 during the three months ended June 30, 2002 and 2001, respectively. These equity method losses from Investees are included in other, net on the accompanying condensed statements of consolidated operations. The Company recognized $665 and $6,094 of revenue related to the equity method Investees during the six months ended June 30, 2002 and 2001, respectively, and $228 and $3,194 during the three months ended June 30, 2002 and 2001, respectively.

INVESTMENTS IN ABOUT

During 2000, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, as well as the right to use a mailing list owned by the Company, in exchange for an aggregate of 2,873,595 shares of common stock of About. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional services on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, the activity of which, subsequent to the merger completion date, has been and will continue to be eliminated in consolidation. In accordance with the terms of these agreements, the Company recorded revenue of approximately $21,000, and expenses of approximately $3,500 during the three months ended March 31, 2001.

3.   DIVESTITURES

On February 28, 2002, the Company completed the sale of the Modern Bride Group, part of the Consumer Segment, to Advance Magazine Publishers Inc. for total consideration, including a service agreement, of approximately $52,000. Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of the Modern Bride Group approximates $6,500 and is included as a component of discontinued operations on the accompanying condensed statement of consolidated operations for the six months ended June 30, 2002.

On June 28, 2002, the Company completed the sale of ExitInfo, part of the Consumer Segment, to Trader Publishing Company for $24,000 (of which, $1,500 is in escrow). Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of ExitInfo approximates $4,100 and is included as a component of discontinued operations on the accompanying condensed statement of consolidated operations for the six and three months ended June 30, 2002.

In addition, during the three months ended June 30, 2002, the Company completed several other smaller divestitures. In accordance with SFAS 144, the operating results of the Modern Bride Group and ExitInfo, have been reclassified to discontinued operations on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2002 and 2001. No tax provision was associated with the discontinued operations.

4.   ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

                                                                    June 30,            December 31,
                                                                      2002                 2001
                                                                ----------------     -----------------
        Accounts Receivable                                     $        262,582     $         304,971
        Less: Allowance for doubtful accounts                             20,072                19,311
              Allowance for returns and rebates                            9,606                 9,956
                                                                ----------------     -----------------
                                                                $        232,904     $         275,704
                                                                ================     =================

5.   INVENTORIES, NET

Inventories consist of the following:

                                                                    June 30,            December 31,
                                                                      2002                 2001
                                                                ----------------     -----------------
        Finished goods                                          $          7,728     $           7,346
        Work in process                                                    1,013                    38
        Raw materials                                                     21,569                28,323
                                                                ----------------     -----------------
                                                                          30,310                35,707
        Less: Allowance for obsolescence                                   2,130                 1,643
                                                                ----------------     -----------------
                                                                $         28,180     $          34,064
                                                                ================     =================

6.   OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

                                                                    June 30,            December 31,
                                                                      2002                 2001
                                                                ----------------     -----------------
        Deferred financing costs, net                           $         20,652     $          22,324
        Deferred wiring and installation costs, net                       16,495                21,069
        Direct-response advertising costs, net                            15,397                15,630
        Prepublication and programming costs, net                         13,039                13,315
        Other                                                              5,678                 5,747
                                                                ----------------     -----------------
                                                                $         71,261     $          78,085
                                                                ================     =================

The deferred financing costs are net of accumulated amortization of $10,377 and $8,911 at June 30, 2002 and December 31, 2001, respectively. The deferred wiring and installation costs are net of accumulated amortization of $60,663 and $56,449 at June 30, 2002 and December 31, 2001, respectively. Direct-response advertising costs are net of accumulated amortization of $115,897 and $116,700 at June 30, 2002 and December 31, 2001, respectively. Prepublication and programming costs are net of accumulated amortization of $38,689 and $35,196 at June 30, 2002 and December 31, 2001, respectively.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS 142 which requires an evaluation of goodwill for impairment (at the reporting unit level) within six months of adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. As required by SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 and determined that certain indefinite lived intangible assets were impaired. As a result, the Company recorded a cumulative effect of a change in accounting principle of $21,535 ($0.09 per share) during the first quarter of 2002.

As SFAS 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired, the Company completed this assessment in the second quarter. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. The Company identified eight reporting units and during the second quarter, performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company has identified two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment, for which the carrying values exceeded the fair values at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed during the third quarter of 2002 and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle and in accordance with the transitional implementation guidance of SFAS 142, will be recorded retroactive to the Company's first quarter results of operations. Because the determination of whether there is an impairment of the Company's goodwill will be completed during the third quarter of 2002 and will involve many aspects of analyses which have not yet been undertaken, the amount of any write down cannot be reliably predicted at this time. The reporting units identified with potential impairments have total goodwill of $227,000 and $333,000, in the Consumer segment and Business-to-Business segment, respectively. The Company anticipates that the ultimate goodwill impairment will be less than these amounts.

The Company also recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $12,500 and $6,500 during the six and three months ended June 30, 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $52,000 on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. It is anticipated that the Company will record a non-cash deferred income tax credit in the third quarter when the amount of goodwill impairment is quantified. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carryforward period of the net operating losses.

In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional valuation allowance of $12,500 and $6,500 for the six and three months ended June 30, 2002, respectively. The Company expects that it will record an additional $12,500 to increase the valuation allowance during the remaining six months of 2002, before considering the impact of any goodwill impairment.

A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

                                                                       Six Months Ended June 30,
                                                                      2002                  2001
                                                                ----------------     -----------------
        Reported loss applicable to common shareholders         $       (189,881)    $        (252,835)
        Amortization of goodwill and indefinite lived
          intangible assets                                                    -                75,061
        Cumulative effect of a change in accounting principle             21,535                     -
        Deferred provision for income taxes                               64,500                     -
                                                                ----------------     -----------------
        Adjusted loss applicable to common shareholders         $       (103,846)    $        (177,774)
                                                                ================     =================

        Per common share:
        Reported loss applicable to common shareholders         $          (0.76)    $           (1.28)

        Amortization of goodwill and indefinite lived
          intangible assets                                                    -                  0.38

        Cumulative effect of a change in accounting principle               0.09                     -

        Deferred provision for income taxes                                 0.25                     -

                                                                ----------------     -----------------
        Adjusted loss applicable to common shareholders         $          (0.42)    $           (0.90)
                                                                ----------------     -----------------


                                                                      Three Months Ended June 30,
                                                                     2002                   2001
                                                                ----------------     -----------------
        Reported loss applicable to common shareholders         $        (30,918)    $        (153,353)
        Amortization of goodwill and indefinite lived
          intangible assets                                                    -                50,858
        Cumulative effect of a change in accounting principle                  -                     -
        Deferred provision for income taxes                                6,500                     -
                                                                ----------------     -----------------
        Adjusted loss applicable to common shareholders         $        (24,418)    $        (102,495)
                                                                ================     =================

        Per common share:
        Reported loss applicable to common shareholders         $          (0.12)    $           (0.72)

        Amortization of goodwill and indefinite lived
          intangible assets                                                    -                  0.24
        Deferred provision for income taxes                                 0.02                     -
                                                                ----------------     -----------------
        Adjusted loss applicable to common shareholders         $          (0.10)    $           (0.48)
                                                                ================     =================

Intangible assets still subject to amortization after the adoption of SFAS No. 142 consist of the following:

                                                          June 30, 2002                          December 31, 2001
                                             ---------------------------------------- -----------------------------------------
                                                 Gross                                   Gross
                                 Range of      Carrying    Accumulated                  Carrying   Accumulated
                                                Amount     Amortization       Net        Amount    Amortization      Net
                                 ---------------------------------------------------- -----------------------------------------




                                   Lives
                                 ---------------------------------------------------- -----------------------------------------
Trademarks                           3       $    21,013   $      9,339   $   11,674  $    21,013  $      5,837   $     15,176
Membership, subscriber and
customer lists                     2-20          446,499        350,079       96,420      499,530       335,655        163,875

Non-compete agreements             1-10          208,458        183,683       24,775      213,585       180,697         32,888

Trademark license agreements
                                   2-15            2,967          2,866          101        2,967         2,852            115

Copyrights                         3-20           20,251         17,274        2,977       20,251        16,718          3,533

Databases                          2-12           13,562         10,982        2,580       13,662         9,825          3,837

Advertiser lists                   .5-20         174,427        150,543       23,884      202,083       159,067         43,016

Distribution agreements             1-7           11,745         11,699           46       11,745        11,666             79

Other                               1-5           10,784         10,755           29       10,880        10,727            153
                                             -----------   ------------   ----------  -----------  ------------   ------------

                                             $   909,706   $    747,220   $  162,486  $   995,716  $    733,044   $    262,672
                                             ===========   ============   ==========  ===========  ============   ============

Amortization expense for other intangible assets still subject to amortization (excluding provision for impairment) was $31,328 for the six months ended June 30, 2002 and $14,975 for the three months ended June 30, 2002. At June 30, 2002, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $30,000 for the remaining six months of 2002 and approximately $42,000, $26,000, $18,000, $13,000 and $10,000 for 2003, 2004, 2005, 2006 and 2007, respectively. Amortization expense, including amortization of goodwill and trademarks, for the six and three months ended June 30, 2001 was $109,488 and $71,423, respectively, of which $34,427 and $20,565 represents amortization of other intangible assets still subject to amortization for the six and three months ended June 30, 2001, respectively. Intangible assets not subject to amortization had a total carrying value of $325,390 and $342,425 at June 30, 2002 and December 31, 2001, respectively, and consisted of trademarks.

8.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                              June 30,                 December 31,
                                                                                2002                       2001
                                                                          -----------------          ----------------
          Borrowings under credit facilities                              $         742,875          $        783,875
          10 1/4% Senior Notes due 2004                                             100,000                   100,000
           8 1/2% Senior Notes due 2006                                             299,455                   299,353
           7 5/8% Senior Notes due 2008                                             249,115                   249,011
           8 7/8% Senior Notes due 2011                                             493,221                   492,978
                                                                          -----------------          ----------------
                                                                                  1,884,666                 1,925,217
          Obligation under capital leases                                            26,463                    28,679
                                                                          -----------------          ----------------
                                                                                  1,911,129                 1,953,896




          Less: Current maturities of long-term debt                                  9,830                     8,265
                                                                          -----------------          ----------------
                                                                          $       1,901,299          $      1,945,631
                                                                          =================          ================

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

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

- a $475,000 revolving loan facility, of which $220,000 was outstanding at June 30, 2002.
-    a term loan A, of which $100,000 was outstanding at June 30, 2002; and
-    a term loan B, of which $422,875 was outstanding at June 30, 2002.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar rate plus 2.75%. At June 30, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.5%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first six months of 2002, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

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

As of June 30, 2002, the Company had $742,875 borrowings outstanding, approximately $19,200 letters of credit outstanding and unused bank commitments of approximately $235,800 under the bank credit facilities.

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

8 1/2% SENIOR NOTES. Interest is payable semi-annually in February and August at an annual rate of 8 1/2%. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund requirements. The 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at 100% in 2003 plus accrued and unpaid interest.

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

8 7/8% SENIOR NOTES. In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of $492,685 were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest.

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

The Company is in compliance with the financial and operating covenants of its financing arrangements. The Company discloses the details of the compliance calculation to its banks and other lending institutions in a timely manner. In addition, as of and for the six months ended June 30, 2002, the Company has made additional information available as to the composition of its intercompany transactions (including licensing and cross promotion) and Assets-for-Equity transactions.

The Company is herewith providing more detailed information and disclosure than it has in the past as to the methodology used in determining compliance with the leverage test in the credit agreements. The only purpose for providing this additional information is to provide more clarity to the substantial amount of disclosure previously provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit and senior note agreements for purposes of determining compliance with certain financial covenants under these agreements. The Company has established intercompany agreements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms' length basis and as permitted by the credit and senior note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content and promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation. Additionally, the EBITDA of the Restricted Group, as determined in accordance with these agreements, omits restructuring charges and is adjusted for trailing four quarters of acquisitions and divestitures and estimated savings for acquired businesses.

The scheduled repayments of all debt outstanding, including capital leases, as of June 30, 2002, are as follows:

      Twelve Months Ended June 30,                                   Capital Lease
                                                     Debt             Obligations            Total
                                                ---------------     ----------------    ----------------
      2003...................................       $     6,375             $  3,455         $     9,830
      2004...................................           104,250                3,848             108,098
      2005...................................            29,250                2,183              31,433
      2006...................................           328,705                1,503             330,208
      2007...................................            29,250                1,614              30,864
      Thereafter.............................         1,386,836               13,860           1,400,696
                                                --------------------------------------------------------
                                                    $ 1,884,666             $ 26,463         $ 1,911,129
                                                --------------------------------------------------------

9.   EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:

                                                                 June 30,                December 31,
                                                                   2002                      2001
                                                             ------------------        -----------------
        $10.00 Series D Exchangeable Preferred Stock          $        178,242         $        196,679

        $9.20 Series F Exchangeable Preferred Stock                     99,888                  121,781

        $8.625 Series H Exchangeable Preferred Stock                   215,709                  244,497
                                                             ------------------        -----------------
                                                              $        493,839         $        562,957
                                                             ==================        =================

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, of which 1,809,867 shares and 2,000,000 shares were issued and outstanding at June 30, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $180,987 at June 30, 2002 and $200,000 December 31, 2001.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, of which 1,023,328 shares and 1,250,000 shares were issued and outstanding at June 30, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $102,333 at June 30, 2002 and $125,000 December 31, 2001.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, of which 2,202,391 shares and 2,500,000 shares were issued and outstanding at June 30, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $220,239 at June 30, 2002 and $250,000 at December 31, 2001.

During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to approximately $100,000 of exchangeable preferred stock. During May 2002, the Board of Directors increased the authorization to an aggregate of approximately $165,000 of exchangeable preferred stock. During the six months ended June 30, 2002, the Company exchanged $19,013 of Series D Exchangeable Preferred Stock for 3,696,979 shares of common stock, $22,667 of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761 of Series H Exchangeable Preferred Stock for 5,808,050 shares of common stock. The cumulative gain on the exchanges of approximately $28,301 for the six months ended June 30, 2002, is included as a component of additional paid-in capital on the accompanying condensed consolidated balance sheet at June 30, 2002. The gains of $28,301 and $25,323 for the six and three months ended June 30, 2002, respectively, are included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statements of consolidated operations for their respective periods.

10.  COMMON STOCK

During the second quarter of 2002, the Board of Directors approved and the shareholders ratified an amendment to the Company's Certificate of Incorporation, which increased the number of authorized shares of the Company's common stock from 300,000,000 to 350,000,000.

In April 2002, the Company granted certain executives an aggregate total of 6,630,000 options to purchase shares of the Company's common stock. The exercise prices of these options range from $4.00 per share to $6.00 per share. The options granted at $4.00 per share vest over a four-year period following the date of the grant. The remaining options vest in 2010 unless the Company achieves certain earnings targets. Upon the achievement of these targets, the vesting of the respective options is accelerated upon the financial statements for the relevant period being finalized.

11.  NON-CASH COMPENSATION AND NON-RECURRING CHARGES

In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,252 and $4,875 was recorded for the six months ended June 30, 2002 and 2001, respectively, and $479 and $3,656 was recorded for the three months ended June 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,033 and $4,020 was recorded for the six months ended June 30, 2002 and 2001, respectively, and $395 and $3,015 was recorded for the three months ended June 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

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

During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sells such shares, which it purchased in the market, for proceeds of less than approximately $23,406. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300. In April 2002, the Company paid approximately $20,300 to the financial institution. A liability of approximately $18,400 representing the Shortfall Payments due under both agreements, based on the fair value of the Company's stock was included as a component of accrued expenses and other on the accompanying condensed consolidated balance sheet at December 31, 2001.

As a result of this executive leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder was forfeited, resulting in a reversal of unearned compensation of $19,166 during 2001. The accelerated options expired unexercised during the first quarter of 2002.

During the six and three-months ended June 30, 2002, the Company recorded $7,746 and $2,061 of non-cash compensation and non-recurring charges, respectively. These non-cash compensation charges consisted of a $2,285 and $874 charge, respectively, related to the restricted stock and option grants to two key executives of About discussed above, a $1,513 and $631 charge, respectively, related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger and a $657 and $328 charge, respectively, related to the issuance of stock in connection with an acquisition, respectively. These non-recurring charges consisted of a $3,256 and $219 charge, respectively, related to the share lockup arrangements with certain executives of About discussed above and a $35 and $9 charge, respectively, related to certain non-recurring compensation arrangements with certain senior executives.

During the six and three months ended June 30, 2001, the Company recorded $12,727 and $10,168, respectively, of non-cash compensation and non-recurring charges. These non-cash compensation charges consisted of a $8,895 and $6,671 charge, respectively, related to the restricted stock and option grants to two key executives of About discussed above, a $1,344 and $1,008 charge, respectively, related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger and a $803 charge for both the six and three month periods ended June 30, 2001, related to the vesting of stock in connection with an acquisition. These non-recurring charges consisted of a $1,686 charge for the six and three months ended June 30, 2001, related to certain non-recurring compensation arrangements with certain senior executives.

Non-cash compensation and non-recurring charges are omitted from the Company's calculation of EBITDA, as defined (See Note 8).

12.  PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

During 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000.

Details of the initiatives implemented and the payments made in furtherance of these plans in the six month periods ended June 30, 2002 and 2001 are presented in the following tables:

                                                         NET PROVISION                PAYMENTS
                                                            FOR THE                  DURING THE
                              LIABILITY AS OF             SIX MONTHS                 SIX MONTHS
                               DECEMBER 31,                  ENDED                      ENDED              LIABILITY AS OF
                                   2001                  JUNE 30, 2002              JUNE 30, 2002           JUNE 30, 2002
                           ---------------------    -----------------------     ---------------------   ---------------------
Severance and closures:
  Employee-related
  termination costs....    $               9,043      $               4,040      $             (7,773)   $              5,310
  Termination of
  contracts............                    2,318                       (137)                   (1,341)                    840
  Termination of
  leases related to
  office closures......                   13,037                     20,785                    (3,904)                 29,918
                           ---------------------    -----------------------     ---------------------    --------------------
                                          24,398                     24,688                   (13,018)                 36,068
                           ---------------------    -----------------------     ---------------------    --------------------
Restructuring related:
  Relocation and
   other employee costs...                     -                        405                      (405)                      -
                           ---------------------    -----------------------     ---------------------    --------------------
                                               -                        405                      (405)                      -
                           ---------------------    -----------------------     ---------------------    --------------------
Total severance,
  closures and
  restructuring
  related costs........    $              24,398      $              25,093      $            (13,423)   $             36,068
                           =====================    =======================     =====================    ====================



                           ---------------------    -----------------------     ---------------------    --------------------


                                                         NET PROVISION               PAYMENTS
                                                            FOR THE                 DURING THE
                                LIABILITY AS OF           SIX MONTHS                SIX MONTHS
                                 DECEMBER 31,               ENDED                      ENDED               LIABILITY AS OF
                                    2000                 JUNE 30, 2001             JUNE 30, 2001            JUNE 30, 2001
                            ---------------------   ----------------------    ----------------------   ----------------------
Severance and closures:
 Employee related
 termination costs.....      $              7,063    $               4,661     $              (5,968)    $              5,756
 Termination of
 contracts.............                     1,519                    1,517                    (1,140)                   1,896
 Termination of leases
 related to office
 closures..............                     1,634                    1,391                      (300)                   2,725
 Other.................                       213                        -                       (29)                     184
                            ---------------------   ----------------------    ----------------------   ----------------------
                                           10,429                    7,569                    (7,437)                  10,561
                            ---------------------   ----------------------    ----------------------   ----------------------
Restructuring related:
 Consulting services...                       498                    2,635                    (2,886)                     247
 Relocation and other
 employee costs........
                                              462                    2,298                    (2,678)                      82
                            ---------------------   ----------------------    ----------------------   ----------------------
                                              960                    4,933                    (5,564)                     329
                            ---------------------   ----------------------    ----------------------   ----------------------
Total severance,
 closures and
 restructuring related
 costs.................      $             11,389    $              12,502     $             (13,001)    $             10,890
                            =====================   ======================    ======================   ======================

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,590 individuals that they would be terminated under these plans, of which 270 and 70 individuals were notified during the six and three month periods ended June 30, 2002, respectively. As of June 30, 2002, 1,565 of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, within approximately a one-year period.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates. Provision for severance, closures and restructuring related costs is omitted from the Company's Calculation of EBITDA, as defined (see Note 8).

13.  COMPREHENSIVE LOSS

Comprehensive loss for the six and three-months ended June 30, 2002 and 2001 is presented in the following tables:

                                                                                Six Months Ended
                                                                       June 30,                June 30,
                                                                         2002                    2001
                                                                   -----------------       -----------------
        Net loss                                                   $        (173,929)      $        (225,488)
        Other comprehensive income (loss):
             Unrealized gain on available-for-sale securities                      -                   1,202
             Change in fair value of derivative instruments                    1,897                  (3,186)
             Foreign currency translation adjustments                            126                    (425)
                                                                   -----------------       -----------------
        Total comprehensive loss                                   $        (171,906)      $        (227,897)
                                                                   =================       =================

                                                                                Three Months Ended
                                                                       June 30,                   June 30,
                                                                         2002                    2001
                                                                   -----------------       -----------------
        Net loss                                                   $         (34,396)      $        (139,680)
        Other comprehensive income (loss):
             Unrealized gain on available-for-sale securities                      -                   1,704
             Change in fair value of derivative instruments                        -                    (620)
             Foreign currency translation adjustments                            161                     105
                                                                   -----------------       -----------------
        Total comprehensive loss                                   $         (34,235)      $        (138,491)
                                                                   =================       =================

14.  LOSS PER COMMON SHARE

Loss per share for the six and three-month periods ended June 30, 2002 and 2001 has been determined based on net loss after preferred stock dividends, related accretion, gain on the exchange of exchangeable preferred stock for common shares and the issuance of contingent warrants during 2002 associated with the EMAP financing (see Note 2) divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

15.  CONTINGENCIES

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc., with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The maximum amounts for which PRIMEDIA could be liable would be $2,125 in 2002 and $2,200 in 2003. As these liabilities will be contingent on the LLC's failure to pay and, in the case of the 2003 liability, the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of June 30, 2002; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC is reflected as a component of other non-current assets on the accompanying condensed consolidated balance sheet at June 30, 2002. The Company's share of the LLC's losses is reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2002.

As of and for the six months ended June 30, 2002, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

16.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides, videos and Internet products for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases, vocational training materials and Internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-makers to make decisions about resources to be allocated to the segment and assess its performance. Eliminations represent charges for intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These charges, which represent transactions between operating units within the same business segment or transactions between operating units in different business segments, are eliminated in consolidation.

The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacons (divested in November 2001) and certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or will be divested. In addition, during 2001, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. It is management's intention that businesses designated as Non-Core Businesses will be classified as such for short periods of time, generally not to exceed one year. Subsequent to the first quarter of 2002, the Company has not classified any additional businesses as Non-Core Businesses. In addition, in the future, the Company will not classify any additional businesses as Non-Core Businesses. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-makers view these businesses separately when evaluating and making decisions regarding ongoing operations. The information presented below includes certain intercompany transactions and is therefore not necessarily indicative of the results had the operations existed as stand-alone businesses. These intercompany transactions are eliminated in consolidation. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $5,100 were allocated to the Non-Core Businesses during the six months ended June 30, 2002 and 2001, respectively, and $800 and $2,400 were allocated to the Non-Core Businesses during the three months ended June 30, 2002 and 2001, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced upon the shutdown or divestiture of the Non-Core Businesses.

Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sales of businesses and other, net.

The Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant.

                                                             Six Months Ended                         Three Months Ended
                                                                 June 30,                                  June 30,
                                                        2002                  2001                 2002                   2001
                                                  ----------------      -----------------    ----------------       -------------
   SALES, NET:
   Consumer                                       $        694,406      $         593,637    $        353,011       $     304,743
   Business-to-Business                                    187,467                229,074              97,554             113,411
   Eliminations                                            (65,174)               (30,638)            (30,529)            (15,721)
   Other:
      Non-Core Businesses                                   13,491                 38,859               2,517              17,471
                                                  ----------------      -----------------    ----------------       -------------
   Total                                          $        830,190      $         830,932    $        422,553       $     419,904
                                                  ================      =================    ================       =============
   EBITDA (1):
   Consumer                                       $         97,579      $          75,430    $         57,852       $      39,581
   Business-to-Business (2)                                 16,799                 39,784              15,932              19,779
   Other:
      Corporate                                            (17,468)               (16,238)             (8,662)             (8,008)
      Non-Core Businesses                                   (3,253)               (18,371)             (1,380)             (6,848)
                                                  ----------------      -----------------    ----------------       -------------
   Total                                          $         93,657      $          80,605     $        63,742       $      44,504
                                                  ================      =================    ================       =============

The following is a reconciliation of EBITDA to operating income (loss):

                                                             Six Months Ended                         Three Months Ended
                                                                 June 30,                                  June 30,
                                                       2002                    2001                 2002                   2001
                                                  ----------------      -----------------    ----------------       -------------
   Total EBITDA (1)                               $         93,657      $          80,605    $         63,742       $      44,504
   Depreciation of property and equipment                  (32,274)               (30,556)            (17,208)            (15,869)
   Amortization of intangible assets,
    goodwill and other                                     (40,612)              (116,430)            (17,297)            (74,870)
   Non-cash compensation and
    non-recurring charges                                   (7,746)               (12,727)             (2,061)            (10,168)
   Provision for severance, closures and
    restructuring related costs                            (25,093)               (12,502)            (14,562)             (6,015)
   Other restructuring related costs included
    in general and administrative expenses                       -                 (4,304)                  -              (4,304)
   Gain (loss) on sales of businesses and
    other, net                                              (2,131)                   502              (2,686)                (24)
                                                  ----------------      -----------------    ----------------       -------------
   Operating income (loss)                        $        (14,199)     $         (95,412)   $          9,928       $     (66,746)
                                                  ================      =================    ================       =============

(1) EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges including non-cash compensation and non-recurring charges of $7,746 and $12,727 for the six months ended June 30, 2002 and 2001, respectively, a provision for severance, closures and restructuring related costs of $25,093 and $12,502 for the six months ended June 30, 2002 and 2001, respectively, and gain (loss) on sales of businesses and other, net of $(2,131) and $502 for the six months ended June 30, 2002 and 2001, respectively. EBITDA excludes non-cash compensation and non-recurring charges of $2,061 and $10,168 for the three months ended June 30, 2002 and 2001, respectively, a provision for severance, closures and restructuring related costs of $14,562 and $6,015 for the three months ended June 30, 2002 and 2001, respectively, and loss on sales of businesses and other, net of $(2,686) and $(24) for the three months ended June 30, 2002 and 2001, respectively. EBITDA excludes $4,304 of restructuring related costs included in general and administrative expenses for the six and three months ended June 30, 2001. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA is presented herein to provide the reader a proxy for future ongoing liquidity and should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and net cash used in operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2) Includes the reversal of a $4,000 sales tax accrual that was no longer required. The reversal was recorded during the three months ended March 31, 2001.

17.  FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions the restricted subsidiaries, represent the core PRIMEDIA businesses and excludes investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as either guarantor or non-guarantor subsidiaries as of June 30, 2001 have been reclassified as of June 30, 2002.

The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany receivable and payable balances in the accompanying condensed consolidating balance sheets includes cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. Such intercompany balances are eliminated in consolidation. The non-guarantor subsidiary results of operations include: Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries. The expenses described above are billed, by the Company, at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation.

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                 June 30, 2002
                             (dollars in thousands)

                                                                                                                 PRIMEDIA Inc.
                                                             Guarantor      Non-Guarantor                             and
                                           PRIMEDIA Inc.    Subsidiaries     Subsidiaries      Eliminations       Subsidiaries
                                           -----------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents               $       8,824   $       9,105   $         1,666     $           -     $      19,595
   Accounts receivable, net                          363         212,469            20,072                 -           232,904
   Intercompany receivables                    1,609,304         592,931           (31,090)       (2,171,145)                -
   Inventories, net                                    -          26,322             1,858                 -            28,180
   Prepaid expenses and other                      4,585          33,033             3,253                 -            40,871
                                           -----------------------------------------------------------------------------------
       Total current assets                    1,623,076         873,860            (4,241)       (2,171,145)          321,550

Property and equipment, net                        6,818         103,738            43,891                 -           154,447
Investment in and advances to subsidiaries     1,144,087               -                 -        (1,144,087)                -
Other intangible assets, net                       1,075         463,111            23,690                 -           487,876
Goodwill, net                                     (6,077)      1,346,348            89,701                 -         1,429,972
Other investments                                 34,867               -             3,271                 -            38,138
Other non-current assets                             869          64,723             5,669                 -            71,261
                                           -----------------------------------------------------------------------------------
                                           $   2,804,715   $   2,851,780   $       161,981     $  (3,315,232)    $   2,503,244
                                           ===================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                        $       7,454   $      81,226   $        21,236     $           -     $     109,916
   Intercompany payables                         801,955         914,115           455,075        (2,171,145)                -
   Accrued interest payable                       28,635            (339)              339                 -            28,635
   Accrued expenses and other                     86,407         112,324            22,725                 -           221,456
   Deferred revenues                              39,258         185,913           (14,409)                -           210,762
   Current maturities of long-term debt            6,537           3,286                 7                 -             9,830
                                           -----------------------------------------------------------------------------------
       Total current liabilities                 970,246       1,296,525           484,973        (2,171,145)          580,599
                                           -----------------------------------------------------------------------------------

Long-term debt                                 1,878,291          23,008                 -                 -         1,901,299
                                           -----------------------------------------------------------------------------------
Intercompany notes payable                             -       2,546,244           737,493        (3,283,737)                -
                                           -----------------------------------------------------------------------------------
Deferred revenues                                  1,953          39,899                 -                 -            41,852
                                           -----------------------------------------------------------------------------------
Deferred income taxes                             64,500               -                 -                 -            64,500
                                           -----------------------------------------------------------------------------------
Other non-current liabilities                        214          24,339               930                 -            25,483
                                           -----------------------------------------------------------------------------------
Exchangeable preferred stock                     493,839               -                 -                 -           493,839
                                           -----------------------------------------------------------------------------------

Shareholders' deficiency:
   Series J convertible preferred stock          135,036               -                 -                 -           135,036
   Common stock                                    2,648               -                 -                 -             2,648
   Additional paid-in capital                  2,328,111               -                 -                 -         2,328,111
   Accumulated deficit                        (2,984,152)     (1,077,940)       (1,061,321)        2,139,261        (2,984,152)
   Accumulated other comprehensive loss              (99)             (5)              (94)               99               (99)
   Unearned compensation                          (8,029)           (290)                -               290            (8,029)
   Common stock in treasury, at cost             (77,843)              -                 -                 -           (77,843)
                                           -----------------------------------------------------------------------------------
       Total shareholders' deficiency           (604,328)     (1,078,235)       (1,061,415)        2,139,650          (604,328)
                                           -----------------------------------------------------------------------------------

                                           $   2,804,715   $   2,851,780   $       161,981     $  (3,315,232)    $   2,503,244
                                           ===================================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2002
                             (dollars in thousands)

                                                                                                                    PRIMEDIA Inc.
                                                                          Guarantor    Non-Guarantor                     and
                                                          PRIMEDIA Inc.  Subsidiaries  Subsidiaries   Eliminations  Subsidiaries
                                                          -----------------------------------------------------------------------
Sales, net                                                $         473  $    769,520  $     125,371  $    (65,174) $     830,190
Operating costs and expenses:
    Cost of goods sold                                                -       209,458         54,134       (65,174)       198,418
    Marketing and selling                                            28       123,556         51,831             -        175,415
    Distribution, circulation and fulfillment                         -       106,282         42,507             -        148,789
    Editorial                                                         -        53,101         24,189             -         77,290
    Other general expenses                                        1,462        88,030         30,677             -        120,169
    Corporate administrative expenses (excluding
      non-cash compensation)                                     11,533             -          4,919             -         16,452
    Depreciation of property and equipment                        1,203        18,907         12,164             -         32,274
    Amortization of intangible assets and other                     375        33,807          6,430             -         40,612
    Non-cash compensation and non-recurring charges               4,434             -          3,312             -          7,746
    Provision for severance, closures and restructuring
      related costs                                              16,447         7,976            670             -         25,093
    (Gain) Loss on sales of businesses and other, net               (98)         (504)         2,733             -          2,131
                                                          -----------------------------------------------------------------------

Operating income (loss)                                         (34,911)      128,907       (108,195)            -        (14,199)
Other income (expense):
    Provision for the impairment of investments                  (5,372)            -         (2,185)            -         (7,557)
    Interest expense                                            (69,194)       (1,673)          (947)            -        (71,814)
    Amortization of deferred financing costs                          -        (1,720)            (2)            -         (1,722)
    Equity in losses of subsidiaries                           (104,193)            -              -       104,193              -
    Intercompany management fees and interest                   106,395      (106,395)             -             -              -
    Other, net                                                   (2,154)        1,626         (1,142)            -         (1,670)
                                                          -----------------------------------------------------------------------

Income (loss) from continuing operations before
  income taxes                                                 (109,429)       20,745       (112,471)      104,193        (96,962)
Deferred provision for income taxes                             (64,500)            -              -             -        (64,500)
                                                          -----------------------------------------------------------------------

Income (loss) from continuing operations                       (173,929)       20,745       (112,471)      104,193       (161,462)

Discontinued operations                                               -         9,068              -             -          9,068
Cumulative effect of a change in accounting principle                 -       (21,535)             -             -        (21,535)
                                                          -----------------------------------------------------------------------

Net Income (loss)                                         $    (173,929) $      8,278  $    (112,471) $    104,193  $    (173,929)
                                                          =======================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2002
                             (dollars in thousands)

                                                                                                                    PRIMEDIA Inc.
                                                                          Guarantor    Non-Guarantor                     and
                                                          PRIMEDIA Inc.  Subsidiaries  Subsidiaries   Eliminations  Subsidiaries
                                                          -----------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                      $    (173,929) $      8,278  $    (112,471) $    104,193  $    (173,929)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities            76,842       169,726         25,964      (104,193)       168,339
   Changes in operating assets and liabilities                   21,608        (7,657)       (18,265)            -         (4,314)
                                                          -----------------------------------------------------------------------
      Net cash provided by (used in) operating
        activities                                              (75,479)      170,347       (104,772)            -         (9,904)
                                                          -----------------------------------------------------------------------

INVESTING ACTIVITIES:
   Additions to property, equipment and other, net               (1,388)       (5,172)       (12,568)            -        (19,128)
   Proceeds from sales of businesses and other, net                 420        86,896            (61)            -         87,255
   (Payments) for businesses acquired, net of cash
      acquired                                                        -        (2,558)          (141)            -         (2,699)
   Payments for other investments                                  (691)           96           (143)            -           (738)
                                                          -----------------------------------------------------------------------
      Net cash provided by (used in) investing
        activities                                               (1,659)       79,262        (12,913)            -         64,690
                                                          -----------------------------------------------------------------------

FINANCING ACTIVITIES:
   Intercompany activity                                        134,939      (251,297)       116,358             -              -
   Borrowings under credit agreements                           213,465             -              -             -        213,465
   Repayments of borrowings under credit agreements            (254,465)            -              -             -       (254,465)
   Proceeds from issuances of common stock, net                     891             -              -             -            891
   Dividends paid to preferred stock shareholders               (26,263)            -              -             -        (26,263)
   Deferred financing costs paid                                    (52)            -              -             -            (52)
   Other                                                            (31)       (2,464)           140             -         (2,355)
                                                          -----------------------------------------------------------------------
      Net cash provided by (used in) financing
        activities                                               68,484      (253,761)       116,498             -        (68,779)
                                                          -----------------------------------------------------------------------

Decrease in cash and cash equivalents                            (8,654)       (4,152)        (1,187)            -        (13,993)
Cash and cash equivalents, beginning of period                   17,478        13,257          2,853             -         33,588
                                                          -----------------------------------------------------------------------
Cash and cash equivalents, end of period                  $       8,824  $      9,105  $       1,666  $          -  $      19,595
                                                          =======================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                December 31, 2001
                             (dollars in thousands)

                                                                                                                    PRIMEDIA Inc.
                                                                          Guarantor    Non-Guarantor                     and
                                                          PRIMEDIA Inc.  Subsidiaries  Subsidiaries   Eliminations  Subsidiaries
                                                          -----------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                             $      17,478  $     13,257  $       2,853  $          -  $      33,588
    Accounts receivable, net                                        991       241,817         32,896             -        275,704
    Intercompany receivables                                    852,188       486,870         78,932    (1,417,990)             -
    Inventories, net                                                  -        31,986          2,078             -         34,064
    Prepaid expenses and other                                    8,849        45,371         10,392             -         64,612
                                                          -----------------------------------------------------------------------
        Total current assets                                    879,506       819,301        127,151    (1,417,990)       407,968

Property and equipment, net                                       6,590       109,909         53,735             -        170,234
Investment in and advances to subsidiaries                    1,233,308             -              -    (1,233,308)             -
Other intangible assets, net                                      1,451       569,397         34,249             -        605,097
Goodwill, net                                                    (6,077)    1,331,633         99,074             -      1,424,630
Other investments                                                39,777             -          6,216             -         45,993
Other non-current assets                                           (106)       76,491          1,700             -         78,085
                                                          -----------------------------------------------------------------------
                                                          $   2,154,449  $  2,906,731  $     322,125  $ (2,651,298) $   2,732,007
                                                          =======================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                      $       2,510  $    115,122  $      17,870  $          -  $     135,502
    Intercompany payables                                             -       986,891        431,099    (1,417,990)             -
    Accrued interest payable                                     33,568             -              -             -         33,568
    Accrued expenses and other                                   70,458       119,451         53,357             -        243,266
    Deferred revenues                                            37,346       175,110         (4,830)            -        207,626
    Current maturities of long-term debt                          4,319         3,934             12             -          8,265
                                                          -----------------------------------------------------------------------
        Total current liabilities                               148,201     1,400,508        497,508    (1,417,990)       628,227
                                                          -----------------------------------------------------------------------

Long-term debt                                                1,921,305        24,326              -             -      1,945,631
                                                          -----------------------------------------------------------------------
Intercompany notes payable                                            -     2,491,381        781,349    (3,272,730)             -
                                                          -----------------------------------------------------------------------
Deferred revenues                                                 2,578        46,438              -             -         49,016
                                                          -----------------------------------------------------------------------
Other non-current liabilities                                         -        25,464          1,304             -         26,768
                                                          -----------------------------------------------------------------------
Exchangeable preferred stock                                    562,957             -              -             -        562,957
                                                          -----------------------------------------------------------------------

Shareholders' deficiency:
    Series J convertible preferred stock                        122,015             -              -                      122,015
    Common stock                                                  2,509             -              -             -          2,509
    Additional paid-in capital                                2,258,932             -              -             -      2,258,932
    Accumulated deficit                                      (2,772,201)   (1,081,036)      (957,817)    2,038,853     (2,772,201)
    Accumulated other comprehensive loss                         (2,122)         (350)          (219)          569         (2,122)
    Unearned compensation                                       (11,882)            -              -             -        (11,882)
    Common stock in treasury, at cost                           (77,843)            -              -             -        (77,843)
                                                          -----------------------------------------------------------------------
        Total shareholders' deficiency                         (480,592)   (1,081,386)      (958,036)    2,039,422       (480,592)
                                                          -----------------------------------------------------------------------
                                                          $   2,154,449  $  2,906,731  $     322,125  $ (2,651,298) $   2,732,007
                                                          =======================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2001
                             (dollars in thousands)

                                                                                                                    PRIMEDIA Inc.
                                                                          Guarantor    Non-Guarantor                     and
                                                          PRIMEDIA Inc.  Subsidiaries  Subsidiaries   Eliminations  Subsidiaries
                                                          -----------------------------------------------------------------------
Sales, net                                                $           -  $    801,483  $      63,162  $    (33,713) $     830,932
Operating costs and expenses:
    Cost of goods sold                                                -       189,697         49,664       (33,565)       205,796
    Marketing and selling                                             -       176,224         33,479             -        209,703
    Distribution, circulation and fulfillment                         -       122,429          1,998             -        124,427
    Editorial                                                         -        68,756          7,278             -         76,034
    Other general expenses                                            -        93,508         29,073             -        122,581
    Corporate administrative expenses (excluding
      non-cash compensation)                                     15,636             -            602          (148)        16,090
    Depreciation of property and equipment                          777        19,193         10,586             -         30,556
    Amortization of intangible assets, goodwill and other           267        54,439         61,724             -        116,430
    Non-cash compensation and non-recurring charges              11,924           803              -             -         12,727
    Provision for severance, closures and restructuring
      related costs                                               5,207         3,489          3,806             -         12,502
    (Gain) loss on sales of businesses and other, net                 -          (785)           283             -           (502)
                                                          -----------------------------------------------------------------------

Operating income (loss)                                         (33,811)       73,730       (135,331)            -        (95,412)
Other income (expense):
    Provision for the impairment of investments                 (22,674)            -         (8,133)            -        (30,807)
    Interest expense                                            (65,261)       (1,588)             -             -        (66,849)
    Amortization of deferred financing costs                        (73)       (8,990)             -             -         (9,063)
    Equity in losses of subsidiaries                           (182,245)            -              -       182,245              -
    Intercompany management fees and interest                   103,781      (103,781)             -             -              -
    Other, net                                                  (25,205)       (1,461)          (661)            -        (27,327)
                                                          -----------------------------------------------------------------------

Loss from continuing operations                                (225,488)      (42,090)      (144,125)      182,245       (229,458)

    Discontinued operations                                           -         3,970              -             -          3,970
                                                          -----------------------------------------------------------------------
Net loss                                                  $    (225,488) $    (38,120) $    (144,125) $    182,245  $    (225,488)
                                                          =======================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                     For the Six Months Ended June 30, 2001
                             (dollars in thousands)

                                                                                                                       PRIMEDIA Inc.
                                                                           Guarantor     Non-Guarantor                      and
                                                          PRIMEDIA Inc.   Subsidiaries    Subsidiaries   Eliminations  Subsidiaries
                                                         ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                              $     (225,488)  $    (38,120)  $    (144,125)  $   182,245   $   (225,488)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:                140,498        149,430          74,336      (182,245)       182,019
   Changes in operating assets and liabilities:                 (17,401)       (61,397)        (17,490)            -        (96,288)
                                                         ---------------------------------------------------------------------------
     Net cash provided by (used in) operating
       activities                                              (102,391)        49,913         (87,279)            -       (139,757)
                                                         ---------------------------------------------------------------------------

Investing activities:
   Additions to property, equipment and other, net                 (486)       (11,150)        (14,478)            -        (26,114)
   Proceeds from sales of businesses and other, net                   -          6,731               -             -          6,731
   (Payments) for businesses acquired, net of cash
     acquired                                                         -        (23,542)        110,528             -         86,986
   Payments for other investments                               (10,055)          (342)              -             -        (10,397)
                                                         ---------------------------------------------------------------------------
     Net cash provided by (used in) investing
       activities                                               (10,541)       (28,303)         96,050             -         57,206
                                                         ---------------------------------------------------------------------------

Financing activities:
   Intercompany activity                                         30,786        (22,428)         (8,358)            -              -
   Borrowings under credit agreements                           991,800              -               -             -        991,800
   Repayments of borrowings under credit agreements          (1,363,800)             -               -             -     (1,363,800)
   Proceeds from issuance of 8 7/8% Senior Notes, net           492,685              -               -             -        492,685
   Payments of acquisition obligation                            (3,310)        (5,523)              -             -         (8,833)
   Proceeds from issuances of common stock, net                   5,063              -               -             -          5,063
   Dividends paid to preferred stock shareholders               (26,531)             -               -             -        (26,531)
   Deferred financing costs paid                                (15,650)             -               -             -        (15,650)
   Other                                                           (110)        (2,374)            (89)            -         (2,573)
                                                         ---------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        110,933        (30,325)         (8,447)            -         72,161
                                                         ---------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (1,999)        (8,715)            324             -        (10,390)
Cash and cash equivalents, beginning of period                    5,536         17,093           1,061             -         23,690
                                                         ---------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $        3,537   $      8,378   $       1,385   $         -   $     13,300
                                                         ===========================================================================

18.  SUBSEQUENT EVENTS

In July 2002, the Company exchanged shares of its Series D Exchangeable Preferred Stock having an aggregate redemption value of $4,000, for 770,054 common shares. This is part of the Company's authorized program to exchange up to approximately $165,000 in redemption value of its exchangeable preferred stock. To date, the Company has exchanged exchangeable preferred stock having a redemption value of $75,441. From time to time the Company may consider buying back, in the open market or in private transactions, its securities, including senior notes.

In July 2002, ABRA III LLC, an investment vehicle managed by KKR, purchased on the open market 189,606 shares of the Series D Exchangeable Preferred Stock, 216,500 shares of the Series F Exchangeable Preferred Stock, and 548,331 shares of the Series H Exchangeable Preferred Stock. The various classes of Exchangeable Preferred Stock were acquired for cash at an aggregate purchase price of approximately $30,500.

In August 2002, the Company completed the sale of CHICAGO magazine for $35,000 in cash to an affiliate of the Chicago Tribune Company. Proceeds from the sale exceeded its net carrying value and have been used to pay down borrowings under the credit facilities. In accordance with SFAS 144, the operating results of CHICAGO magazine will be reclassified to discontinued operations effective during the third quarter of 2002. CHICAGO magazine, part of the Consumer segment, had sales of $6,568 and $7,538 and operating income of $402 and $1,170 for the six months ended June 30, 2002 and 2001, respectively, and sales of $3,681 and $3,958 and operating income of $504 and $569 for the three months ended June 30, 2002 and 2001, respectively.

In August 2002, the Company purchased $4,325 of the 10 1/4% Senior Notes on the open market, for cash of $3,741, plus accrued interest. The Company has authority to expend up to $10,000 of the purchase for its senior notes, in private or public transactions.

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

The Company's consumer segment produces and distributes content for various niche consumer markets through magazines, guides, videos and over the Internet. The consumer segment includes the Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About.com, Inc.("About").

The Company's business-to-business segment produces and distributes content via magazines, books, video, exhibits, the internet, and databases to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The business-to-business segment includes the Business Magazines & Media Group, PRIMEDIA Workplace Learning and PRIMEDIA Information.

Corporate represents items not allocated to other business segments such as general corporate administration.

Eliminations represent charges for intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These charges, which represent transactions between operating units within the same business segment or transactions between operating units in different business segments, are eliminated in consolidation.

Management believes a meaningful comparison of the results of operations for the six and three months ended June 30, 2002 and 2001 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management is evaluating for turnaround or shutdown. The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacons (divested in November 2001) and certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or will be divested. In addition, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. It is management's intention that businesses designated as Non-Core Businesses will be classified as such for short periods of time, generally not to exceed one year. Subsequent to the first quarter of 2002, the Company has not classified any additional businesses as Non-Core Businesses. In addition, in the future, the Company will not classify any additional businesses as Non-Core Businesses. The information presented below includes certain intercompany transactions and is therefore not necessarily indicative of the results had the operations existed as stand-alone businesses. These intercompany transactions are eliminated in consolidation. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $5,100 were allocated to the Non-Core Businesses during the six months ended June 30, 2002 and 2001, respectively, and $800 and $2,400 were allocated to the Non-Core Businesses during the three months ended June 30, 2002 and 2001, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, will be permanently reduced upon the shutdown or divestiture of the Non-Core Businesses. The Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant.

EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on the sale of businesses and other, net. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA is presented herein to provide the reader a proxy for future ongoing liquidity and should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and net cash used in operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

                         PRIMEDIA Inc. and Subsidiaries
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                              Six Months Ended               Three Months Ended
                                                                  June 30,                        June 30,
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Sales, Net:
   Continuing Businesses:
       Consumer                                         $    694,406    $    593,637    $    353,011    $    304,743
       Business-to-business                                  187,467         229,074          97,554         113,411
       Eliminations                                          (65,174)        (30,638)        (30,529)        (15,721)
                                                        ------------    ------------    ------------    ------------
          Subtotal                                           816,699         792,073         420,036         402,433
   Non-Core Businesses                                        13,491          38,859           2,517          17,471
                                                        ------------    ------------    ------------    ------------
          Total                                         $    830,190    $    830,932    $    422,553    $    419,904
                                                        ============    ============    ============    ============

EBITDA:
   Continuing Businesses:
       Consumer                                         $     97,579    $     75,430    $     57,852    $     39,581
       Business-to-business                                   16,799          39,784          15,932          19,779
       Corporate                                             (17,468)        (16,238)         (8,662)         (8,008)
                                                        ------------    ------------    ------------    ------------
          Subtotal                                            96,910          98,976          65,122          51,352
   Non-Core Businesses                                        (3,253)        (18,371)         (1,380)         (6,848)
                                                        ------------    ------------    ------------    ------------
          Total                                         $     93,657    $     80,605    $     63,742    $     44,504
                                                        ============    ============    ============    ============

Operating Income (Loss):
   Continuing Businesses:
       Consumer                                         $     37,811    $    (42,108)   $     30,121    $    (38,700)
       Business-to-business                                   (5,746)          6,790           5,259           3,308
       Corporate                                             (39,928)        (34,697)        (21,370)        (21,273)
                                                        ------------    ------------    ------------    ------------
          Subtotal                                            (7,863)        (70,015)         14,010         (56,665)
   Non-Core Businesses                                        (6,336)        (25,397)         (4,082)        (10,081)
                                                        ------------    ------------    ------------    ------------
          Total                                              (14,199)        (95,412)          9,928         (66,746)

Other Expense:
   Provision for the impairment of investments                (7,557)        (30,807)         (4,098)        (27,559)
   Interest expense                                          (71,814)        (66,849)        (36,246)        (33,692)
   Amortization of deferred financing costs                   (1,722)         (9,063)           (772)         (8,050)
   Other, net                                                 (1,670)        (27,327)            167          (7,887)
                                                        ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes          (96,962)       (229,458)        (31,021)       (143,934)

Deferred provision for income taxes                          (64,500)              -          (6,500)              -
                                                        ------------    ------------    ------------    ------------

Loss from continuing operations                             (161,462)       (229,458)        (37,521)       (143,934)

Discontinued operations                                       9,068           3,970           3,125           4,254

Cumulative effect of a change in accounting principle
      (from the adoption of Statement of Financial
      Accounting Standards No. 142)                          (21,535)              -               -               -
                                                        ------------    ------------    ------------    ------------

Net loss                                                $   (173,929)   $   (225,488)   $    (34,396)   $   (139,680)
                                                        ============    ============    ============    ============

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 3.1% to $ $816,699 in 2002 from $ 792,073 in 2001, due to growth in the consumer segment of $100,769 partially offset by a decline in the business-to-business segment of $41,607, further detailed below. Total sales, including Continuing and Non-Core Businesses, decreased 0.1% to $830,190 in 2002 from $830,932 in 2001. The adoption of Emerging Issues Task Force ("EITF") Consensus No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $10,765 and $9,670 for the six months ended June 30, 2002 and 2001, respectively.

During 2002 and 2001, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was $4,531 and $46,862 during the six months ended June 30, 2002 and 2001, respectively. In addition, for the six months ended June 30, 2002 and 2001, revenue from barter transactions was approximately $8,900 and $ 26,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses decreased 2.1% to $96,910 in 2002 from $98,976 in 2001, due to a decrease of $22,985 related to the business-to-business segment, an increase in corporate expenses of $1,230, partially offset by an increase in the consumer segment of $22,149, further detailed below. It is management's belief that results during the remainder of 2002 will benefit from seasonally stronger operating results as well as anticipated cost savings from previously enacted cost cutting initiatives. The Company has taken cost cutting actions during the past year which the Company believes will result in approximately $80,000 in total cost reductions for the full year 2002 over 2001. Total EBITDA, including Continuing and Non-Core Businesses, increased 16.2% to $93,657 in 2002 from $80,605 in 2001 primarily due to a decline in the EBITDA losses of the non-core segment.

Operating loss from Continuing Businesses was $7,863 in 2002 compared to $70,015 in 2001. This decrease in operating loss was primarily due to a decrease in EBITDA from Continuing Businesses of $2,066, which was offset by a decrease in amortization expense of $78,776 primarily due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill and indefinite lived intangibles. In addition, there was an increase of $12,591 related to provisions for severance, closures and restructuring related costs, and a decrease of $4,981 related to non-cash compensation expense in connection with an acquisition. Total operating loss, including Continuing and Non-Core Businesses, was $14,199 in 2002 compared to $95,412 in 2001.

Interest expense increased by $4,965 or 7.4% in 2002 compared to 2001. This increase is due to borrowings of $265,000 under the bank credit facilities to partially finance the EMAP Inc. ("EMAP") acquisition. This increase was partially offset by the Company's use of divestiture proceeds of approximately $185,000, generated in the last twelve months.

During the first six months of 2002, the Company recorded $64,500 of non-cash deferred income tax expense related to the adoption of SFAS 142. Of the total expense, $52,000 was recorded on January 1, 2002 to increase the valuation allowance related to the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carry forward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carry forward period of the net operating losses. In addition, since amortization of tax deductible goodwill and trademarks ceased on January 1, 2002, the Company also recorded an additional $12,500 to increase the valuation allowance for the six months ended June 30, 2002 as the Company has deferred tax liabilities that arise due to the fact that the taxable temporary differences related to these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $12,500 to increase the valuation allowance during the six months of 2002, before considering the impact of any goodwill impairment. Lastly, during 2002, the Company recorded a cumulative effect of a change in accounting principle of approximately $21,535, which is a result of the impairment of certain indefinite lived intangible assets (trademarks) required to be assessed for impairment in the first quarter of 2002, in accordance with SFAS 142.

In addition, during 2002, the Company completed the sales of the Modern Bride Group ("MBG") and ExitInfo and, as a result of adopting SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," reclassified the financial results of the divested units into discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2002 and 2001. SFAS 144 requires sales or disposals of long-lived assets that meet the criteria of SFAS 144, to be classified, on the statement of operations, as discontinued operations and to restate prior periods accordingly.

CONSUMER SEGMENT:

Consumer Segment (including Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales from Continuing Businesses increased 17.0% to $694,406 in 2002 from $593,637 in 2001, before intercompany eliminations. This increase was due primarily to the acquisitions of EMAP ($139,915) whose results are included for periods subsequent to its acquisition partially offset by declines at certain broadreach titles and certain enthusiast publications ($24,173) and net declines at various other Consumer Segment units primarily due to industry-wide advertising softness. The impact of the continuing industry-wide weakness in advertising is particularly felt at the Company's Broadreach Magazine Group, Channel One Network and certain enthusiast publications. Intercompany eliminations of $49,646 in 2002 and $25,077 in 2001, represent intersegment and intrasegment sales which are eliminated in consolidation. New media sales from Continuing Businesses decreased 8.9% to $43,152 in 2002 from $47,386 in 2001, primarily due to decreases at About, which more than offset organic growth at apartmentguide.com. The declines at About primarily relate to the Company's reduction in certain "non-cash" revenue items such as barter and assets-for-equity. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Total Consumer Segment sales, including Continuing and Non-Core Businesses, for the six months ended June 30, 2002 and 2001 reflects a reclassification related to the adoption of EITF 00-25 and EITF 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $10,765 and $9,670, and a corresponding reduction of distribution, circulation and fulfillment expense on the condensed statements of consolidated operations for the six months ended June 30, 2002 and 2001, respectively. Revenue recognized in connection with assets-for-equity transactions was $2,278 and $39,869 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, revenue from barter transactions was approximately $5,200 and $20,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 29.4% to $97,579 in 2002 from $75,430 in 2001. This increase was due primarily to the acquisition of EMAP ($26,875) whose results are included for periods subsequent to its acquisition date partially offset by net decreases in EBITDA at various Consumer Segment units, primarily due to industry-wide advertising softness and reduced newsstand sales. The EBITDA margin increased to 14.1% in 2002 compared to 12.7% in 2001 primarily due to cost cutting measures enacted during 2002 and 2001.

During the six months ended June 30, 2002, the Company completed the sale of the MBG, which includes MODERN BRIDE plus 16 regional bridal magazines, and ExitInfo. In accordance with SFAS 144, the operating results of these divested entities have been reclassified to discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2002 and 2001. Sales from Continuing Businesses excludes sales of $13,581 and $31,682 during the six months ended June 30, 2002 and 2001, respectively. EBITDA from Continuing Businesses excludes EBITDA gains (losses) of $(350) and $5,572 during the six months ended June 30, 2002 and 2001, respectively. For the year ended December 31, 2001, sales and EBITDA from all the divested units were $61,942 and $8,644, respectively, including the impact of approximately $3,400 of sales from assets-for equity transactions.

Operating income (loss) from Continuing Businesses, was $37,811 in 2002 compared to $(42,108) in 2001. The increase in operating income was attributable to the increase in EBITDA and a decrease in amortization expense ($65,416) primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles partially offset by an increase in non-cash compensation expense in connection with the merger with About ($3,256).

BUSINESS-TO-BUSINESS:

Business-to-Business Segment (including Business Magazines and Media Group, Workplace Learning and PRIMEDIA Information):

Sales from Continuing Businesses decreased 18.2% to $187,467 in 2002 from $229,074 in 2001, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines and the timing of trade shows ($33,092), as well as net revenue declines at other business-to-business units. Intercompany eliminations of $15,528 in 2002 and $5,561 in 2001, represent intersegment and intrasegment sales which are eliminated in consolidation. New media sales from Continuing Businesses increased 19.7% to $7,680 in 2002 from $6,417 in 2001. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was $2,253 and $6,993 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, revenue from barter transactions was approximately $3,700 and $6,000, respectively, with equal related expense amounts in each year.

EBITDA from Continuing Businesses decreased 57.8% to $16,799 in 2002 from $39,784 in 2001. This decrease was due primarily to weakness at the Business Magazines & Media Group ($18,347) and PRIMEDIA Workplace Learning ($3,972). The decline at PRIMEDIA Workplace Learning was attributable to the fact that 2001 results include the reversal, for a sales tax accrual that was no longer required. The EBITDA margin decreased to 9.0% in 2002 compared to 17.4% in 2001 primarily due to softness in business-to-business advertising partially offset by cost cutting measures, including significant staff reductions in the Business Magazines and Media Group.

Operating income (loss) from Continuing Businesses, was $(5,746) in 2002 compared to $6,790 in 2001. The decrease in operating income was attributable to the decrease in EBITDA partially offset by a decrease in amortization expense ($8,626) primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles.

CORPORATE:

Corporate expenses increased to $17,468 in 2002 from $16,238 in 2001. This increase was entirely due to certain incremental technology and consulting costs relating to cost saving actions.

Corporate operating loss increased to $39,928 in 2002 from $34,697 in 2001. Operating loss includes $4,434 and $11,924 of non-cash compensation and non-recurring charges during the six months ended June 30, 2002 and 2001, respectively, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes, provisions for severance, closures and restructuring related costs of $16,447 and $5,207 during the six months ended June 30, 2002 and 2001, respectively. The provision for severance, closures and restructuring related costs is comprised primarily of real estate lease commitments for space that the Company no longer occupies.

NON-CORE BUSINESSES:

Sales from Non-Core Businesses decreased to $13,491 in 2002 from $38,859 in 2001 due to the completion of certain divestitures.

EBITDA from the Non-Core Businesses was $(3,253) in 2002 compared to $(18,371) in 2001. Corporate administrative costs of approximately $1,900 and $5,100 were allocated to the Non-Core Businesses during the six months ended June 30, 2002 and 2001, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, will be permanently reduced or eliminated upon the shutdown or divestiture of the Non-Core Businesses.

Operating loss from Non-Core Businesses decreased to $6,336 in 2002 from $25,397 in 2001 due to the increase in EBITDA as well as a decrease in depreciation expense ($3,597) and a decrease in amortization expense ($1,887).

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 4.4% to $420,036 in 2002 from $402,433 in 2001, due to growth in the consumer segment of $48,268 partially offset by a decline in the business-to-business segment of $15,857, further detailed below. Total sales, including Continuing and Non-Core Businesses, increased .6% to $422,553 in 2002 from $419,904 in 2001. The adoption of EITF Consensus No. 00-25 and EITF Consensus No. 01-9, resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $5,506 and $4,540 for the three months ended June 30, 2002 and 2001, respectively.

During 2002 and 2001, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was $1,695 and $17,954 during the three months ended June 30, 2002 and 2001, respectively. In addition, for the three months ended June 30, 2002 and 2001, revenue from barter transactions was approximately $3,400 and $16,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 26.8% to $65,122 in 2002 from $51,352 in 2001, due to an increase of $18,271 related to the consumer segment, partially offset by a decrease in the business-to-business segment of $3,847, further detailed below. It is management's belief that results during the remainder of 2002 will benefit from seasonally stronger operating results as well as anticipated cost savings from previously enacted cost cutting initiatives. Total EBITDA, including Continuing and Non-Core Businesses, increased 43.2% to $63,742 in 2002 from $44,504 in 2001 primarily due to an increase in the consumer segment.

Operating income (loss) from Continuing Businesses was $14,010 in 2002 compared to $(56,665) in 2001. This increase in operating income was due to a increase in EBITDA from Continuing Businesses of $13,770 and a decrease in amortization expense of $57,573 primarily due to the adoption of SFAS No. 142 which eliminated the amortization of goodwill and indefinite lived intangibles. In addition, there was an increase of $9,874 related to provisions for severance, closures and restructuring related costs, and a decrease of $8,106 related to non-cash compensation and non-recurring charges. Total operating income (loss), including Continuing and Non-Core Businesses, was $9,928 in 2002 compared to $(66,746) in 2001.

Interest expense increased by $2,554 or 7.6% in 2002 compared to 2001. This increase is due to borrowings of $265,000 under the bank credit facilities to partially finance the EMAP acquisition. This increase was partially offset by the Company's use of divestiture proceeds of approximately $185,000 generated in the last twelve months.

During the second quarter of 2002, the Company recorded $6,500 of non-cash deferred income tax expense related to the adoption of SFAS 142. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carry forward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carry forward period of the net operating losses. Since amortization of tax deductible goodwill and trademarks ceased on January 1, 2002, the Company recorded an additional $6,500 to increase the valuation allowance for the three months ended June 30, 2002 as the Company has deferred tax liabilities that arise due to the fact that the taxable temporary differences related to these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $12,500 to increase the valuation allowance during the remaining six months of 2002, before considering the impact of any impairment of goodwill. In addition, during 2002, the Company completed the sale of the MBG and ExitInfo and, as a result of adopting SFAS 144, reclassified the financial results of the divested units into discontinued operations on the condensed statements of consolidated operations for the three months ended June 30, 2002 and 2001. SFAS 144 requires sales or disposals of long-lived assets that meet the criteria of SFAS 144, to be classified, on the statement of operations, as discontinued operations and to restate prior periods accordingly.

CONSUMER:

Consumer Segment (including Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales from Continuing Businesses increased 15.8% to $353,011 in 2002 from $304,743 in 2001, before intercompany eliminations. This increase was due primarily to the acquisition of EMAP ($73,671) whose results are included for periods subsequent to its acquisition partially offset by declines at About ($10,255), declines at certain broadreach titles and certain other enthusiast titles ($8,472) and net declines at various other Consumer Segment units primarily due to industry-wide advertising softness. The declines at About primarily relate to the Company's planned reduction in certain "non-cash" revenue items such as barter and assets-for-equity. Intercompany eliminations of $24,811 in 2002 and $13,346 in 2001, represent intersegment and intrasegment sales which are eliminated in consolidation. New media sales from Continuing Businesses decreased 25.3% to $21,422 in 2002 from $28,690 in 2001, primarily due to decreases at About which more than offset the organic growth at apartmentguide.com. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Total Consumer Segment sales, including Continuing and Non-Core Businesses, for the three months ended June 30, 2002 and 2001 reflects a reclassification related to the adoption of EITF 00-25 and EITF 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $5,506 and $4,540, and a corresponding reduction of distribution, circulation and fulfillment expense on the condensed statements of consolidated operations for the three months ended June 30, 2002 and 2001, respectively. Revenue recognized in connection with assets-for-equity transactions was $432 and $15,704 for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, revenue from barter transactions was approximately $1,800 and $13,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 46.2% to $57,852 in 2002 from $39,581 in 2001. This increase was due primarily to the EBITDA increase from the acquisition of EMAP ($14,754) whose results are included for periods subsequent to its acquisition date and net increases in EBITDA at various Consumer Segment units. The EBITDA margin increased to 16.4% in 2002 compared to 13.0% in 2001 primarily due to cost cutting measures enacted during 2002 and 2001.

During the second quarter of 2002, the Company completed the sale of ExitInfo. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended June 30, 2002 and 2001. Sales from Continuing Businesses excludes sales of $4,703 and $20,834 during the second quarter of 2002 and 2001, respectively. EBITDA from Continuing Businesses excludes EBITDA of $(487) and $5,110 during the second quarter of 2002 and 2001, respectively.

Operating income (loss) from Continuing Businesses, was $30,121 in 2002 compared to $(38,700) in 2001. The increase in operating income was attributable to the increase in EBITDA and a decrease in amortization expense ($53,015) primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles.

BUSINESS-TO-BUSINESS:

Business-to-Business Segment (including Business Magazines and Media Group, Workplace Learning and PRIMEDIA Information):

Sales from Continuing Businesses decreased 14.0% to $97,554 in 2002 from $113,411 in 2001, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines and the timing of trade shows ($12,614). Intercompany eliminations of $5,718 in 2002 and $2,375 in 2001, represent intersegment and intrasegment sales which are eliminated in consolidation. New media sales from Continuing Businesses increased 15.3% to $3,773 in 2002 from $3,272 in 2001. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was $1,263 and $2,250 for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, revenue from barter transactions was approximately $1,600 and $3,000, respectively, with equal related expense amounts in each year.

EBITDA from Continuing Businesses decreased 19.4% to $15,932 in 2002 from $19,779 in 2001. This decrease was due primarily to weakness at the Business Magazines & Media Group ($5,799) partially offset by improved performance at PRIMEDIA Workplace Learning ($983) and other business-to-business segment units. The EBITDA margin decreased to 16.3% in 2002 compared to 17.4% in 2001 primarily due to softness in business-to-business advertising. For the three months ended June 30, 2002 and 2001, approximately 50% and 40% of the segments EBITDA came from non-advertising sources, including database products, books, exhibitions, conferences and training services.

Operating income from Continuing Businesses, was $5,259 in 2002 compared to $3,308 in 2001. The increase in operating income was attributable to the decrease in amortization expense ($4,236) primarily due to the adoption of SFAS 142, which eliminated the amortization of goodwill, and indefinite lived intangibles.

CORPORATE:

Corporate expenses increased to $8,662 in 2002 from $8,008 in 2001 due to certain incremental technology costs related to cost saving actions.

Corporate operating loss was $21,370 in 2002 compared to $21,273 in 2001. Operating loss includes $1,814 and $9,365 of non-cash compensation and non-recurring charges during the three months ended June 30, 2002 and 2001, respectively, primarily representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes, provisions for severance, closures and restructuring related costs of $10,107 and $2,968 during the three months ended June 30, 2002 and 2001, respectively. The provision for severance, closures and restructuring related costs is comprised primarily of real estate lease commitments for space that the Company no longer occupies.

NON-CORE BUSINESSES:

Sales from Non-Core Businesses decreased to $2,517 in 2002 from $17,471 in 2001 due to the completion of certain divestitures.

EBITDA from the Non-Core Businesses was $(1,380) in 2002 compared to $(6,848) in 2001. Corporate administrative costs of approximately $800 and $2,400 were allocated to the Non-Core Businesses during the three months ended June 30, 2002 and 2001, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated upon the shutdown or divestiture of the Non-Core Businesses.

Operating loss from Non-Core Businesses decreased to $4,082 in 2002 from $10,081 in 2001 primarily due to the increase in EBITDA.

LIQUIDITY, CAPITAL AND OTHER RESOURCES

WORKING CAPITAL

Consolidated working capital deficiency, which includes current maturities of long-term debt, was $(259,049) at June 30, 2002 compared to $(220,259) at December 31, 2001. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

At June 30, 2002, the Company had cash and unused credit facilities of approximately $255,000 as further discussed below. The Company believes that due substantially to anticipated asset sale proceeds, seasonal working capital trends and improved operating performance, the amount of cash and unused credit facilities will increase at December 31, 2002. In addition, there are no material required debt repayments until June 1, 2004. A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our credit facilities. As of August 2, 2002, the Company's senior debt rating from Moody's was B3 and from Standard and Poor's was B. In August 2002, Standard and Poor's affirmed its B corporate credit rating and removed the debt from Credit Watch.

The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures for the next fiscal year. The Company has implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future possible cash flow shortfalls.

CAPITAL AND OTHER RESOURCES

PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which are incompatible. Incompatible financial systems across PRIMEDIA have negatively impacted the Company's ability to efficiently analyze data and respond to business opportunities. Significant capital expenditures are necessary to upgrade and standardize financial systems across the Company. Despite the economic slowdown, the Company is engaged in upgrading its key financial systems, which are designed to make financial reporting and analysis functions more efficient.

The decline in advertising revenues has necessitated cost cuts including the reduction of certain back office personnel at the Company. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, due to the increased volume of work in the financial area being generated, among other things, by the process of converting its systems. The Company believes that it has in place, the necessary financial workforce to sufficiently analyze data and respond to business opportunities, and is looking to put in place additional financial personnel, during the period prior to the completion of the financial systems upgrade.

However, the Company's management is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel, the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure. To mitigate management's concerns regarding the hiring and retention of qualified financial personnel and to ensure future stability in the financial workforce, the Company has upgraded the skill level of its back office personnel, has consolidated certain back office functions and has cross trained and continues to cross train individuals in the performance of multiple job functions and is aggressively recruiting to strengthen and increase its financial resources. To address management's concerns regarding the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has begun to install an integrated enterprise-wide financial system across all companies. Despite the difficult economic environment, the Company plans to spend approximately $7,100 on the systems upgrade this year, of which approximately $1,400 has been spent during the six months ended June 30, 2002. However, it will take approximately 18-24 months to complete the systems upgrade and fully realize the planned benefits of an integrated enterprise-wide financial system.

CASH FLOW - 2002 COMPARED TO 2001

Net cash used in operating activities, as reported, during 2002, after interest payments of $71,440, decreased to $9,904 as compared to $139,757 during 2001, primarily due to an increase in EBITDA, increased collections of trade receivables of $18,392, reduced payments related to accrued expenses and other current liabilities of $63,181, a reduction in the prepayment of expenses and other assets of $51,242, as well as other working capital changes. Net capital expenditures decreased 26.8% to $19,128 during 2002 compared to $26,114 during 2001 due primarily to reduced levels of capital expenditures during 2002, in connection with certain cost cutting measures implemented by the Company. Net cash provided by investing activities during 2002 was $64,690 compared to $57,206 during 2001. The cash acquired from the About acquisition in 2001 exceeded the proceeds received from the sale of divested units in 2002. Net cash provided by (used in) financing activities during 2002 was $(68,779) compared to $72,161 during 2001. The change was primarily attributable to proceeds from the issuance of senior notes in 2001 of $492,685, more than offset by a reduction in net repayments of debt under the Company's credit facilities of $330,000 during 2002, which resulted primarily from the use of proceeds from the Company's divestiture program.

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

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. The borrowings under the bank credit facilities may be used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

- a $475,000 revolving loan facility, of which $220,000 was outstanding at June 30, 2002.
-    a term loan A, of which $100,000 was outstanding at June 30, 2002; and
-    a term loan B, of which $422,875 was outstanding at June 30, 2002.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar rate plus 2.75%. At June 30, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.5%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first six months of 2002, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

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

As of June 30, 2002, the Company had $742,875 borrowings outstanding, approximately $19,200 letters of credit outstanding and unused bank commitments of approximately $235,800 under the bank credit facilities.

The Company is in compliance with the financial and operating covenants of its financing arrangements. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner. To provide greater clarity as of and for the six months ended June 30, 2002, the Company has in addition made information available to its banks and certain other lending institutions as to the composition of its intercompany transactions (including licensing and cross promotion) and Assets-for-Equity transactions.

The Company is herewith providing more detailed information and disclosure than it has in the past as to the methodology used in determining compliance with the leverage test in the credit agreements. The only purpose for providing this additional information is to provide more clarity to the substantial amount of disclosure previously provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit and senior note agreements for purposes of determining compliance with certain financial covenants under these agreements. The Company has established intercompany agreements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms' length basis and as permitted by the credit and senior note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content and promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation. Additionally, the EBITDA of the Restricted Group, as determined in accordance with these agreements, omits restructuring charges and is adjusted for trailing four quarters of acquisitions and divestitures and estimated savings for acquired businesses.

As calculated per the definition within leverage covenants in the Company's credit agreement, EBITDA of the Restricted Group (as defined) for the twelve and three months ended June 30, 2002 was $345,381 and $100,311, respectively. The EBITDA of the Restricted Group can be derived by adding back the EBITDA loss of the Unrestricted Group to the EBITDA set forth on the condensed statements of consolidated operations and adding back the net proforma effect of acquisitions/divestitures and other adjustments.

The EBITDA set forth on the condensed statements of consolidated operations for the twelve and three months ended June 30, 2002 is $176,175 and $63,742, respectively. The EBITDA of the Unrestricted Group for the twelve and three months ended June 30, 2002 was a loss of $157,582 and $36,275. The proforma effect of the acquisition of EMAP was $15,650 for the twelve months ended June 30, 2002 and had no impact for the three months ended June 30, 2002. The proforma effect of divestitures (excluding the results which have already been adjusted for under SFAS 144 in the EBITDA of the condensed statements of consolidated operations - such as MBG and ExitInfo) was ($1,398) for the twelve months ended June 30, 2002 and ($2) for the three months ended June 30, 2002. Other adjustments (such as non-recurring cash charges), which are included in the compliance calculations, were ($2,628) for the twelve months ended June 30, 2002 and $296 for the three months ended June 30, 2002. The EBITDA loss of the Unrestricted Group is comprised of the following categories in the following percentages for the twelve months ended June 30, 2002: Internet properties 61%; traditional turnaround and start-up properties 24%; non-core properties 11%; and related overhead and other charges 4%. The EBITDA loss of the Unrestricted Group is comprised of the following categories in the following percentages for the three months ended June 30, 2002: Internet properties 72%; traditional turnaround and start-up properties 19%; non-core properties 3%; and related overhead and other charges 6%. The majority of the losses on Internet Properties for the twelve months ended June 30, 2002 relate to intercompany transactions (including trademark/content licensing and cross promotion). For the Internet properties, excluding the expenses related to intercompany transactions for the three months ending June 30, 2002, third-party revenues marginally exceeded the remaining expenses.

The calculation of the Company's leverage ratio, as required under the credit agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At June 30, 2002, this leverage ratio was approximately 5.6 to 1, an improvement from the corresponding ratio at March 31, 2002 of approximately 5.7 to 1.

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

The Company has no special purpose entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business and the contingent liability with NBC Sports relating to the Gravity Games, which are more fully disclosed below. In addition, on a regular basis the Company holds meetings with its shareholders, bondholders and banks and the rating agencies to discuss the operating performance of the Company.

OTHER ARRANGEMENTS

In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,252 and $4,875 was recorded for the six months ended June 30, 2002 and 2001, respectively, and $479 and $3,656 was recorded for the three months ended June 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis. As a result of one of the senior executives leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) were accelerated and the remainder was forfeited.

In addition, certain senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,033 and $4,020 was recorded for the six months ended June 30, 2002 and 2001, respectively, and $395 and $3,015 was recorded for the three months ended June 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001. As a result of one of the senior executives leaving the Company, effective December 2001, half of his options (1,302,650 options) were accelerated and the remainder was forfeited. The accelerated options expired unexercised, during the first quarter of 2002.

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

During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sells such shares, which it purchased in the market, for proceeds of less than approximately $23,406. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300. In April 2002, the Company paid approximately $20,300 to the financial institution.

SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Assuming the Company had accounted for the options in accordance with SFAS 123, the estimated non-cash option expense would have approximated $18,600 and $9,400 during the six and three months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, approximately 33% of the stock options outstanding were granted in connection with the About merger replaced options granted to certain employees of About, prior to the merger. Approximately 45% of the About replacement options will have expired or have been forfeited prior to December 31, 2002, and the majority of the remaining About options are expected to expire during 2003. We do not expect a material amount of these options to be exercised, as the various exercise prices of the outstanding options significantly exceed the current price of the underlying stock.

During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to approximately $100,000 of exchangeable preferred stock. During May 2002, the Board of Directors increased the authorization to an aggregate of approximately $165,000 of exchangeable preferred stock. During the six months ended June 30, 2002, the Company exchanged $19,013 of Series D Exchangeable Preferred Stock for 3,696,979 shares of common stock, $22,667 of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761 of Series H Exchangeable Preferred Stock for 5,808,050 shares of common stock. The Company expects to realize approximately $7,000 in annualized cash savings from reduced dividend payments associated with its exchangeable preferred stock. From time to time the Company may consider buying back in the open market, or in private transactions, its securities, including senior notes.

FINANCING ARRANGEMENTS-CONTRACTUAL OBLIGATIONS

The contractual obligations of the Company as of June 30, 2002, are as follows:

                                                   LESS THAN                               AFTER
CONTRACTUAL CASH OBLIGATIONS            TOTAL       1 YEAR      1-3 YEARS   4-5 YEARS     5 YEARS
----------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt....................   $1,884,666   $    6,375   $  133,500   $  357,955   $1,386,836
Capital lease obligations.........       26,463        3,455        6,031        3,117       13,860
Operating leases..................      211,114       41,984       69,997       54,686       44,447
                                     ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations   $2,122,243   $   51,814   $  209,528   $  415,758   $1,445,143
                                     ==========   ==========   ==========   ==========   ==========

The Company has other commitments in the form of letters of credit of approximately $19,200 aggregate face value which expire before the end of 2002.

FINANCING ARRANGEMENTS - EMAP FINANCING

On August 24, 2001, the Company acquired, by merger, 100% of the outstanding common stock of the publishing business of EMAP. The acquisition of EMAP is expected to strengthen the Company's unique mix of category specific endemic advertising as well as circulation revenue. This acquisition solidifies PRIMEDIA as the leader in the specialty magazine industry in terms of revenue and single copy sales. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

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

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (65,460 shares of Series J Convertible Preferred Stock) valued at $8,182 during the six months ended June 30, 2002 and (33,234 shares of Series J Convertible Preferred Stock) valued at $4,157 during the three months ended June 30, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series
J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company may be required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants is contingent upon the length of time that the Series J Convertible Preferred Stock is outstanding. If the Series J Convertible Preferred Stock is outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund will receive the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. Accordingly, during November 2001, February 2002 and May 2002, the Company issued to KKR 1996 Fund additional warrants to purchase 250,000, 1,000,000 and 1,250,000 shares, respectively, of the Company's common stock. The Company ascribed a value of $498, $2,160 and $1,988 respectively, to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control. The condensed consolidated financial statements do not reflect the issuance of the additional 1,500,000 contingent warrants. Upon issuance, the Company would value these contingent warrants using the Black Scholes pricing model and would deduct the ascribed value as a component of the loss applicable to common shareholders.

The 1,250,000 commitment warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

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

CONTINGENCIES

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc., with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The maximum amounts for which PRIMEDIA could be liable would be $2,125 in 2002 and $2,200 in 2003. As these liabilities will be contingent on the LLC's failure to pay and, in the case of the 2003 liability, the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the condensed consolidated balance sheet as of June 30, 2002; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC is reflected as a component of other non-current assets on the condensed consolidated balance sheet at June 30, 2002. The Company's share of the LLC's losses is reflected as a component of other, net on the condensed statements of consolidated operations for the six and three months ended June 30, 2002.

As of and for the six months ended June 30, 2002, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

RISK FACTORS

Management's concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Such risk factors could cause actual results to differ materially from the results contemplated by the forward looking statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the last twelve calendar months, there were no significant changes related to the Company's critical accounting policies and estimates.

PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many back office functions. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

During 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000.

Details of the initiatives implemented and the payments made in furtherance of these plans in the six month periods ended June 30, 2002 and 2001 are presented in the following tables:

                                                       NET PROVISION        PAYMENTS
                                                          FOR THE          DURING THE
                                    LIABILITY AS OF      SIX MONTHS        SIX MONTHS
                                      DECEMBER 31,         ENDED              ENDED         LIABILITY AS OF
                                         2001          JUNE 30, 2002      JUNE 30, 2002      JUNE 30, 2002
                                    ---------------   ---------------    ---------------    ---------------
   Severance and closures:
     Employee-related
     termination costs ..........   $         9,043   $         4,040    $        (7,773)   $         5,310
     Termination of
     contracts ..................             2,318              (137)            (1,341)               840
     Termination of
     leases related to
     office closures ............            13,037            20,785             (3,904)            29,918
                                    ---------------   ---------------    ---------------    ---------------
                                             24,398            24,688            (13,018)            36,068
                                    ---------------   ---------------    ---------------    ---------------
   Restructuring related:
     Relocation and other
     employee costs .............                 -               405               (405)                 -
                                    ---------------   ---------------    ---------------    ---------------
                                                  -               405               (405)                 -
                                    ---------------   ---------------    ---------------    ---------------
   Total severance,
     closures and
     restructuring
     related costs ..............   $        24,398   $        25,093    $       (13,423)   $        36,068
                                    ===============   ===============    ===============    ===============

                                                       NET PROVISION       PAYMENTS
                                                          FOR THE         DURING THE
                                    LIABILITY AS OF      SIX MONTHS       SIX MONTHS
                                      DECEMBER 31,         ENDED             ENDED          LIABILITY AS OF
                                         2000          JUNE 30, 2001      JUNE 30, 2001      JUNE 30, 2001
                                    ---------------   ---------------    ---------------    ---------------
   Severance and closures:
     Employee related
       termination costs .......... $         7,063   $         4,661    $        (5,968)   $         5,756
     Termination of
       contracts ..................           1,519             1,517             (1,140)             1,896
     Termination of leases
       related to office
       closures ...................           1,634             1,391               (300)             2,725
     Other ........................             213                 -                (29)               184
                                    ---------------   ---------------    ---------------    ---------------
                                             10,429             7,569             (7,437)            10,561
                                    ---------------   ---------------    ---------------    ---------------
   Restructuring related:
     Consulting services ..........             498             2,635             (2,886)               247
     Relocation and other
     employee costs................             462             2,298             (2,678)                82
                                    ---------------   ---------------    ---------------    ---------------
                                                960             4,933             (5,564)               329
                                    ---------------   ---------------    ---------------    ---------------
   Total severance,
     closures and
     restructuring related
     costs ........................ $        11,389   $        12,502    $       (13,001)   $        10,890
                                    ===============   ===============    ===============    ===============

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs; the Company is aggressively pursuing subleases of its available office space.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,590 individuals that they would be terminated under these plans, of which 270 and 70 individuals were notified during the six and three month periods ended June 30, 2002, respectively. As of June 30, 2002, 1,565 of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, within approximately a one-year period.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets for their respective periods. Provision for severance, closures and restructuring related costs is omitted from the Company's calculation of EBITDA, as defined.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the EITF issued Consensus No. 00-25 which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs, relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the condensed statements of consolidated operations, to reductions of sales from such activities. The change in classifications are industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $10,765 and $9,670 for the six months ended June 30, 2002 and 2001, respectively and $5,506 and $4,540 for the three-months ended June 30, 2002 and 2001, respectively.

In July 2001, the Financial Accounting Standards Board "FASB" issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No.142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill and indefinite lived intangible assets for impairment, at least annually.

During 2001, the Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP acquisition as required by the statements. The goodwill and indefinite lived intangible assets related to the acquisition of EMAP have not and will not be amortized. The other identifiable intangible assets are being amortized over a five to ten year useful life.

On January 1, 2002, the Company adopted SFAS 142 for all remaining goodwill and indefinite lived intangible assets. Upon adoption, the Company ceased the amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. All of the Company's other intangible assets are subject to amortization.

As required by SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 and determined that certain indefinite lived intangible assets were impaired. As a result, the Company recorded a cumulative effect of a change in accounting principle of $21,535 ($0.09 per share) during the first quarter of 2002.

In addition, the Company reviewed its goodwill for impairment as of January 1, 2002. As SFAS 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired, the Company completed this assessment in the second quarter. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company has identified two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, will be completed by the end of the third quarter of 2002 and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle and in accordance with the transitional implementation guidance of SFAS 142, will be recorded retroactive to the Company's first quarter results of operations. Because the determination of whether there is an impairment of the Company's goodwill will be completed during the third quarter of 2002 and will involve many aspects of analyses which have not yet been undertaken, the amount of any write down cannot be reliably predicted at this time. The reporting units identified with potential impairments have total goodwill of $227,000 and $333,000, in the Consumer segment and Business-to-Business segment, respectively. The Company anticipates that the ultimate goodwill impairment will be less than these amounts.

The Company also recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $12,500 and $6,500 during the six and three months ended June 30, 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $52,000 on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. It is anticipated that the Company will record a non-cash deferred income tax credit in the third quarter when the amount of goodwill impairment is quantified. Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, amortization will not occur during the carryforward period of the net operating losses.

In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional valuation allowance of $12,500 and $6,500 for the six and three months ended June 30, 2002, respectively. The Company expects that it will record an additional $12,500 to increase the valuation allowance during the remaining six months of 2002, before considering the impact of any goodwill impairment.

A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

                                                                      Six Months Ended June 30,
                                                                        2002            2001
                                                                    ------------    ------------
          Reported loss applicable to common shareholders           $   (189,881)   $   (252,835)
          Amortization of goodwill and indefinite lived
               intangible assets                                               -          75,061
          Cumulative effect of a change in accounting principle           21,535               -
          Deferred provision for income taxes                             64,500               -
                                                                    ------------    ------------
          Adjusted loss applicable to common shareholders           $   (103,846)   $   (177,774)
                                                                    ============    ============
          Per common share:
          Reported loss applicable to common shareholders           $      (0.76)   $      (1.28)

          Amortization of goodwill and indefinite lived
               intangible assets                                               -            0.38
          Cumulative effect of a change in accounting principle             0.09               -

          Deferred provision for income taxes                               0.25               -
                                                                    ------------    ------------
          Adjusted loss applicable to common shareholders           $      (0.42)   $      (0.90)
                                                                    ------------    ------------

                                                                     Three Months Ended June 30,



                                                                        2002            2001
                                                                    ------------    ------------
          Reported loss applicable to common shareholders           $    (30,918)   $   (153,353)
          Amortization of goodwill and indefinite lived
               intangible assets                                               -          50,858
          Cumulative effect of a change in accounting principle                -               -
          Deferred provision for income taxes                              6,500               -
                                                                    ------------    ------------
          Adjusted loss applicable to common shareholders           $    (24,418)   $   (102,495)
                                                                    ============    ============

          Per common share:
          Reported loss applicable to common shareholders           $      (0.12)   $      (0.72)

          Amortization of goodwill and indefinite lived
               intangible assets                                               -            0.24
          Deferred provision for income taxes                               0.02               -
                                                                    ------------    ------------
          Adjusted loss applicable to common shareholders           $      (0.10)   $      (0.48)
                                                                    ============    ============

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

In August 2001, the FASB issued SFAS No. 144, which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group and ExitInfo were recorded as discontinued operations for the six and three months ended June 30, 2002 and 2001. Discontinued operations includes sales of $13,581 and $31,682 and operating income of $9,068 (including a gain on sale of $10,579) and $3,970 for the six-months ended June 30, 2002 and 2001, respectively, and sales of $4,703 and $20,834 and operating income of $3,125 (including a gain on sale of $4,069) and $4,254 for the three-months ended June 30, 2002 and 2001, respectively.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede EITF Concensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to exit or disposal plan and will affect the classification of restructuring costs on the consolidated statements of operations. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

RECENT DEVELOPMENTS

In July 2002, the Company exchanged shares of its Series D Exchangeable Preferred Stock having an aggregate redemption value of $4,000, for 770,054 common shares. This is part of the Company's authorized program to exchange up to approximately $165,000 in redemption value of its exchangeable preferred stock. To date, the Company has exchanged exchangeable preferred stock having a redemption value of $75,441. From time to time the Company may consider buying back, in the open market or in private transactions, its securities, including senior notes.

In July 2002, ABRA III LLC, an investment vehicle managed by KKR, purchased on the open market 189,606 shares of the Series D Exchangeable Preferred Stock, 216,500 shares of the Series F Exchangeable Preferred Stock, and 548,331 shares of the Series H Exchangeable Preferred Stock. The various classes of Exchangeable Preferred Stock were acquired for cash at an aggregate purchase price of approximately $30,500.

In August 2002, the Company completed the sale of CHICAGO magazine for $35,000 in cash to an affiliate of the Chicago Tribune Company. Proceeds from the sale exceeded its net carrying value and have been used to pay down borrowings under the credit facilities. In accordance with SFAS 144, the operating results of CHICAGO magazine will be reclassified to discontinued operations effective during the third quarter of 2002. CHICAGO magazine, part of the Consumer segment, had sales of $6,568 and $7,538 and operating income of $402 and $1,170 for the six months ended June 30, 2002 and 2001, respectively, and sales of $3,681 and $3,958 and operating income of $504 and $569 for the three months ended June 30, 2002 and 2001, respectively.

In August 2002, the Company purchased $4,325 of the 10 1/4% Senior Notes on the open market, for cash of $3,741, plus accrued interest. The Company has the authority to expend up to $10,000 for the purchase of its senior notes, in private or public transactions.

In August 2002, Standard and Poor's affirmed its B corporate credit rating and removed the debt from Credit Watch.

IMPACT OF INFLATION AND OTHER COSTS

The impact of inflation was immaterial during 2001 and through the first six months of 2002. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001, approximately 3% in July 2001 and approximately 12% effective June 30, 2002. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. The Company's paper expense decreased approximately 22% during the first six months of 2002 compared to 2001. In the first six months of 2002, paper costs represented approximately 5.5% of the Company's total operating costs and expenses. This decrease is a function of a softening in paper prices and decreased paper consumption through improved distribution and enhanced controls surrounding paper purchases and usage by the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six-months of 2002, there were no significant changes related to the Company's market risk exposure.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on May 16, 2002.

(b) At the meeting, directors, Thomas S. Rogers, Joseph Y. Bae, David Bell, Henry R. Kravis, George R. Roberts, Perry Golkin, Charles G. McCurdy, Beverly C. Chell, Meyer Feldberg and H. John Greeniaus were elected.

(c) Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as to each such matter and director.

    (i)   Election of Directors:

    An election of ten directors was held and the shares so present were voted for as follows for the election of each of the following:

                                                Number of           Number of
                                             Shares Voted for    Shares Withheld
                                             ----------------    ---------------
          Thomas S. Rogers                     217,331,285          6,088,011
          Joseph Y. Bae                        216,858,706          6,560,590
          David Bell                           221,410,216          2,009,080
          Beverly C. Chell                     217,347,512          6,071,784
          Meyer Feldberg                       221,429,505          1,989,791
          Perry Golkin                         216,374,154          7,054,142
          H. John Greeniaus                    221,408,903          2,010,393
          Henry R. Kravis                      216,364,186          7,055,110
          Charles G. McCurdy                   218,202,803          5,216,493
          George R. Roberts                    217,316,998          6,102,298

    (ii) The approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 350,000,000 was ratified with 221,777,637 votes for, 927,775 votes against and 713,884 votes abstaining.

    (iii) The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2002 was ratified with 222,590,929 votes for, 785,298 votes against and 43,069 votes abstaining.

                                     Part II

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           (c) As of June 30, 2002, the Company issued 13,590,251 unregistered shares of Company common stock in exchange for outstanding Company preferred shares in reliance on Section 3(a)(9) of the Securities Act of 1933 as amended.

Item 5.  OTHER INFORMATION

The following tables represent the effects on sales, net and EBITDA from the divestiture of ExitInfo.

                                              FIRST         SECOND         THIRD          FOURTH                        FIRST
                                            QUARTER        QUARTER        QUARTER         QUARTER       FULL YEAR      QUARTER
                                              2001           2001           2001           2001           2001           2002
                                          ------------   ------------   ------------   ------------   ------------   ------------
Sales, net (as reported)(1)               $    414,201   $    423,825   $    407,295   $    429,335   $  1,674,656   $    412,090

Effect of the sale of divested entities         (3,173)        (3,921)        (3,894)        (3,922)       (14,910)        (4,451)
                                          ------------   ------------   ------------   ------------   ------------   ------------

Sales, net (as restated)                       411,028        419,904        403,401        425,413      1,659,746        407,639

Non-Core sales, net (as reported)               21,387         17,471         18,588         16,089         73,535         10,974
                                          ------------   ------------   ------------   ------------   ------------   ------------

Sales, net from Continuing Businesses
  (as restated)                           $    389,641   $    402,433   $    384,813   $    409,324   $  1,586,211   $    396,665
                                          ============   ============   ============   ============   ============   ============

                                             FIRST          SECOND         THIRD          FOURTH          FULL          FIRST
                                            QUARTER        QUARTER        QUARTER        QUARTER       FULL YEAR       QUARTER
                                              2001           2001           2001           2001           2001          2002
                                          ------------   ------------   ------------   ------------   ------------   ------------
EBITDA (as reported)(1)                   $     37,184   $     45,159   $     29,809   $     53,560   $    165,712   $     30,150

Effect of the sale of divested entities         (1,083)          (656)          (240)          (611)        (2,590)          (235)
                                          ------------   ------------   ------------   ------------   ------------   ------------

EBITDA (as restated)                            36,101         44,503         29,569         52,949        163,122         29,915

Non-Core EBITDA (as reported)                  (11,523)        (6,847)        (5,350)        (4,620)       (28,340)        (1,872)
                                          ------------   ------------   ------------   ------------   ------------   ------------

EBITDA from Continuing Businesses
  (as restated)                           $     47,624   $     51,350   $     34,919   $     57,569   $    191,462   $     31,787
                                          ============   ============   ============   ============   ============   ============

(1) As reported in the March 2002 Form 10-Q, which has been reclassified to exclude the results of the Modern Bride Group and reflects the netting of product placement costs against reported sales, net in accordance with new accounting standards.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1  --  Amendment to PRIMEDIA Inc. Certificate of Incorporation (*)

   +10.1 -- Incentive and Performance Stock Option Agreement Under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (*)

    99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas S. Rogers. (*)

    99.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Lawrence R. Rutkowski. (*)

----------

+   Compensation plan or arrangement

(*) Filed herewith

(b) Reports on Form 8-K

On April 4, 2002, PRIMEDIA Inc. filed its Current Report on Form 8-K to announce that the Company's Board of Directors had authorized the exchange of up to $100,000 of the outstanding shares of Exchangeable Preferred Stock of the Company for shares of the Company's common stock. The Current Report further detailed exchanges, which had been completed to the date of the filing.

On April 8, 2002, PRIMEDIA Inc. filed its Current Report on Form 8-K/A to effectively amend the Current Report filed on April 4, 2002. The Current Report filed on Form 8-K/A, in addition to disclosing the information presented in the Current Report filed on April 4, 2002, disclosed the face amount of Exchangeable Preferred Stock exchanged to the date of the amended Current Report, the number of shares of the Company's common stock issued to effect the exchanges and the expected savings to the Company from the elimination of the previously required Exchangeable Preferred Stock dividend payments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRIMEDIA INC.
                               (Registrant)


Date:  August 14, 2002       /s/ Thomas S. Rogers
                            ----------------------------------------------------
                                    (Signature)
                             Chairman and Chief Executive Officer
                                (Principal Executive Officer)


Date:  August 14, 2002        /s/ Lawrence R. Rutkowski
                            ----------------------------------------------------
                                    (Signature)
                            Executive Vice President and Chief Financial Officer
                               (Principal Financial Officer)