Form 10-Q
period 2002-09-30
PRIMEDIA INC
filed 2002-11-15
CIK 884382

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                      For Quarter Ended: September 30, 2002


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

      Yes      /X/        No / /

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2002: 258,720,356.

The aggregate market value of the common equity of PRIMEDIA Inc. which is held by non-affiliates of PRIMEDIA Inc. at October 31, 2002 was approximately $184.8 million.

                                  PRIMEDIA Inc.

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Condensed Consolidated Balance Sheets
                     (Unaudited) as of September 30, 2002 and
                     December 31, 2001                                                 2

                     Condensed Statements of Consolidated
                     Operations (Unaudited) for the nine months
                     ended September 30, 2002 and 2001                                 3

                     Condensed Statements of Consolidated
                     Operations (Unaudited) for the three months
                     ended September 30, 2002 and 2001                                 4

                     Condensed Statements of Consolidated
                     Cash Flows (Unaudited) for the nine months
                     ended September 30, 2002 and 2001                                 5

                     Notes to Condensed Consolidated

                     Financial Statements (Unaudited)                                  6-41

         ITEM 2.     Management's Discussion and Analysis of

                     Financial Condition and Results of Operations                     42-66

         ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        67

PART II.   OTHER INFORMATION:

         ITEM 2.     Changes in Securities and Use of Proceeds                         68

         ITEM 4.     Evaluation of Disclosure Controls and Procedures                  68-69

         ITEM 5.     Other Information                                                 70

         ITEM 6.     Exhibits and Reports on Form 8-K                                  71

         Signatures                                                                    72

         Certications Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                     73-76

         Exhibits                                                                      77-86

                         PRIMEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        September 30,              December 31,
                                                                            2002                        2001
                                                                      -----------------           ---------------
                                                                   (dollars in thousands, except per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                        $          18,767           $        33,588
     Accounts receivable, net                                                   229,353                   275,704
     Inventories, net                                                            24,345                    34,064
     Prepaid expenses and other                                                  42,825                    64,612
                                                                      -----------------           ---------------
        Total current assets                                                    315,290                   407,968

Property and equipment, net                                                     142,608                   170,234
Other intangible assets, net                                                    417,270                   605,097
Goodwill, net                                                                 1,093,180                 1,424,630
Other investments                                                                29,958                    45,993
Other non-current assets                                                         67,881                    78,085
                                                                      -----------------           ---------------
                                                                      $       2,066,187           $     2,732,007
                                                                      =================           ===============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                 $         101,462           $       135,502
     Accrued interest payable                                                    39,100                    33,568
     Accrued expenses and other                                                 221,873                   243,266
     Deferred revenues                                                          202,378                   207,626
     Current maturities of long-term debt                                         7,882                     8,265
                                                                      -----------------           ---------------
        Total current liabilities                                               572,695                   628,227
                                                                      -----------------           ---------------

Long-term debt                                                                1,858,104                 1,945,631
                                                                      -----------------           ---------------
Deferred revenues                                                                41,904                    49,016
                                                                      -----------------           ---------------
Deferred income taxes                                                            45,500                         -
                                                                      -----------------           ---------------
Other non-current liabilities                                                    21,751                    26,768
                                                                      -----------------           ---------------
Exchangeable preferred stock                                                    490,142                   562,957
                                                                      -----------------           ---------------

Shareholders' deficiency:
     Series J convertible preferred stock (1,130,981 shares and
        1,031,248 shares issued and outstanding at September 30,
        2002 and December 31, 2001, respectively)                               140,933                   122,015
     Common stock ($.01 par value, 350,000,000 shares and
        300,000,000 shares authorized at September 30, 2002 and
        December 31, 2001, respectively, and 266,225,987 shares
        and 250,894,668 shares issued at September 30, 2002
        and December 31, 2001, respectively)                                      2,662                     2,509
     Additional paid-in capital (including warrants and options of $32,680 and $25,799 at September 30, 2002 and
        December 31, 2001, respectively)                                      2,333,551                 2,258,932
     Accumulated deficit                                                     (3,356,616)               (2,772,201)
     Accumulated other comprehensive loss                                           (99)                   (2,122)
     Unearned compensation                                                       (6,497)                  (11,882)
     Common stock in treasury, at cost (7,793,175 shares
        at September 30, 2002 and December 31, 2001)                            (77,843)                  (77,843)
                                                                      -----------------           ---------------
        Total shareholders' deficiency                                         (963,909)                 (480,592)
                                                                      -----------------           ---------------

                                                                      $       2,066,187           $     2,732,007
                                                                      =================           ===============

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               2002                 2001
                                                                         -----------------    ----------------
                                                                  (dollars in thousands, except per share amounts)
Sales, net                                                               $       1,219,817    $      1,214,039
Operating costs and expenses:
     Cost of goods sold                                                            286,756             309,609
     Marketing and selling                                                         248,535             300,593
     Distribution, circulation and fulfillment                                     222,114             188,863
     Editorial                                                                     111,264             111,958
     Other general expenses                                                        168,725             177,271
     Corporate administrative expenses (excluding $10,612 and $60,167 of non-cash compensation and non-recurring charges in 2002
        and 2001, respectively)                                                     23,718              24,339
     Depreciation of property and equipment (including $2,235 of
        provision for impairments during the third quarter of 2002)                 49,622              46,123
     Amortization of intangible assets, goodwill and other
        (including $19,608 and $47,458 of provision for impairments
        in 2002 and 2001, respectively)                                             72,099             239,943
     Non-cash compensation and non-recurring charges                                10,612              60,167
     Provision for severance, closures and restructuring related costs              27,250              28,135
     (Gain) loss on sales of businesses and other, net                               1,841                (432)
                                                                         -----------------    ----------------

Operating loss                                                                      (2,719)           (272,530)
Other income (expense):
     Provision for the impairment of investments                                   (15,698)            (88,492)
     Interest expense                                                             (107,130)           (106,382)
     Amortization of deferred financing costs                                       (2,608)            (10,007)
     Other, net                                                                       (277)            (28,532)
                                                                         -----------------    ----------------

Loss from continuing operations before income taxes                               (128,432)           (505,943)
Deferred provision for income taxes                                                (45,500)                  -
                                                                         -----------------    ----------------

Loss from continuing operations                                                   (173,932)           (505,943)

Discontinued operations (including $38,210 gain on sales of divested
     entities in 2002)                                                              35,906               2,586

Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards
      No. 142)                                                                    (388,508)                  -
                                                                         -----------------    ----------------

Net loss                                                                          (526,534)           (503,357)

Preferred stock dividends and related accretion, net  (including
     $31,001 gain on exchange of exchangeable preferred stock
     in 2002)                                                                      (33,145)            (42,295)
                                                                         -----------------    ----------------
Loss applicable to common shareholders                                   $        (559,679)   $       (545,652)
                                                                         =================    ================

Per Common Share:
     Loss from continuing operations                                     $           (0.82)   $          (2.63)
     Discontinued operations                                                          0.14                0.01
     Cumulative effect of a change in accounting principle                           (1.54)                  -
                                                                         -----------------    ----------------
     Basic and diluted loss applicable to common shareholders            $           (2.22)   $          (2.62)
                                                                         =================    ================

Basic and diluted common shares outstanding                                    252,220,023         208,061,160
                                                                         =================    ================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                  2002                        2001
                                                                            -----------------           ----------------
                                                                          (dollars in thousands, except per share amounts)
Sales, net                                                                  $         399,960           $        396,605

Operating costs and expenses:
     Cost of goods sold                                                                90,343                    106,552
     Marketing and selling                                                             76,450                     94,605
     Distribution, circulation and fulfillment                                         74,600                     66,001
     Editorial                                                                         35,560                     37,506
     Other general expenses                                                            50,563                     57,365
     Corporate administrative expenses (excluding $2,866 and $47,440 of non-cash compensation and non-recurring charges in 2002
        and 2001, respectively)                                                         7,266                      8,249
     Depreciation of property and equipment (including $2,235 of provision
        for impairments in 2002)                                                       17,439                     15,655
     Amortization of intangible assets, goodwill and other (including
        $14,764 and $47,458 of provision for impairments in 2002 and 2001,
        respectively)                                                                  31,493                    124,028
     Non-cash compensation and non-recurring charges                                    2,866                     47,440
     Provision for severance, closures and restructuring related costs                  2,158                     15,633
     (Gain) loss on sales of businesses and other, net                                   (290)                        71
                                                                            -----------------           ----------------

Operating income (loss)                                                                11,512                   (176,500)
Other income (expense):
     Provision for the impairment of investments                                       (8,140)                   (57,684)
     Interest expense                                                                 (35,265)                   (39,542)
     Amortization of deferred financing costs                                            (885)                      (944)
     Other, net                                                                         1,391                     (1,210)
                                                                            -----------------           ----------------

Loss from continuing operations before income taxes                                   (31,387)                  (275,880)
Non-cash deferred benefit for income taxes                                             19,000                          -
                                                                            -----------------           ----------------

Loss from continuing operations                                                       (12,387)                  (275,880)

Discontinued operations (including $27,631 gain on sales of divested
     entities in 2002)                                                                 26,755                     (1,989)
                                                                            -----------------           ----------------

Net income (loss)                                                                      14,368                   (277,869)

Preferred stock dividends and related accretion, net (including $2,700
     gain on exchange of exchangeable preferred stock in 2002)                        (17,195)                   (14,948)
                                                                            -----------------           ----------------
Loss applicable to common shareholders                                      $          (2,827)          $       (292,817)
                                                                            =================           ================

Per Common Share:
     Loss from continuing operations                                        $           (0.11)          $          (1.28)
     Discontinued operations                                                             0.10                      (0.01)
                                                                            -----------------           ----------------
     Basic and diluted loss applicable to common shareholders               $           (0.01)          $          (1.29)
                                                                            =================           ================

Basic and diluted common shares outstanding                                       257,961,560                227,640,526
                                                                            =================           ================

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  2002                 2001
                                                                              -------------        ------------
                                                                                   (dollars in thousands)
OPERATING ACTIVITIES:
    Net loss                                                                  $    (526,534)       $   (503,357)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities                                                         541,183             400,090
    Changes in operating assets and liabilities                                      (2,220)            (44,263)
                                                                              -------------        ------------

         Net cash provided by (used in) operating activities                         12,429            (147,530)
                                                                              -------------        ------------

INVESTING ACTIVITIES:
    Additions to property, equipment and other, net                                 (27,404)            (39,139)
    Proceeds from sales of businesses and other, net                                129,431               6,731
    Payments for businesses acquired, net of cash acquired                           (3,470)           (432,035)
    Payments for other investments                                                   (3,352)            (15,248)
                                                                              -------------        ------------

         Net cash provided by (used in) investing activities                         95,205            (479,691)
                                                                              -------------        ------------

FINANCING ACTIVITIES:
    Borrowings under credit agreements                                              304,765           1,384,700
    Repayments of borrowings under credit agreements                               (367,890)         (1,450,700)
    Proceeds from issuance of 87/8% Senior Notes, net                                     -             492,685
    Payments of acquisition obligation                                                    -              (8,833)
    Proceeds from issuances of common stock, net                                      1,533             130,100
    Proceeds from issuance of Series J Convertible Preferred Stock and
       related warrant                                                                    -             125,000
    Payments for repurchases of senior notes                                        (19,141)                  -
    Dividends paid to preferred stock shareholders                                  (38,279)            (39,795)
    Deferred financing costs paid                                                      (108)            (16,790)
    Other                                                                            (3,335)             (2,328)
                                                                              -------------        ------------

         Net cash provided by (used in) financing activities                       (122,455)            614,039
                                                                              -------------        ------------

Decrease in cash and cash equivalents                                               (14,821)            (13,182)
Cash and cash equivalents, beginning of period                                       33,588              23,690
                                                                              -------------        ------------
Cash and cash equivalents, end of period                                      $      18,767        $     10,508
                                                                              =============        ============

Supplemental information:
    Cash interest paid                                                        $      95,184        $     82,360
                                                                              =============        ============
    Tax refunds received, net of payments                                     $         184        $        601
                                                                              =============        ============
    Businesses acquired:
         Fair value of assets acquired                                        $           -        $  1,478,287
         Less: Liabilities assumed                                                   (3,470)            236,213
         Less: Stock and stock option consideration for About.com, Inc.
           acquisition                                                                    -             700,549
         Less: Cash acquired in connection with the About.com, Inc.
           acquisition                                                                    -             109,490
                                                                              -------------        ------------
         Payments for businesses acquired, net of cash acquired               $       3,470        $    432,035
                                                                              =============        ============
    Non-cash activities:
         Issuance of warrants in connection with Emap acquisition and
           related financing                                                  $       5,891        $     15,622
                                                                              =============        ============
         Issuance of options to a related party in connection with services
           received                                                           $         990        $          -
                                                                              =============        ============
         Accretion in carrying value of exchangeable and convertible
           preferred stock                                                    $       7,510        $      2,500
                                                                              =============        ============
         Payments of dividends-in-kind on Series J Convertible Preferred
           Stock                                                              $      12,466        $          -
                                                                              =============        ============
         Carrying value of exchangeable preferred stock converted
           to common stock                                                    $      73,873        $          -
                                                                              =============        ============
         Fair value of common stock issued in connection with conversion of
           exchangeable preferred stock                                       $      42,872        $          -
                                                                              =============        ============
         Asset-for-equity investments                                         $       2,690        $     27,523
                                                                              =============        ============

      See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the financial statements present fairly the financial position, results of operations and cash flows of the Company as of and for the nine and three month periods ended September 30, 2002 and 2001 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2001, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The operating results for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the presentation as of and for the nine and three month periods ended September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2001, the Emerging Issues Task Force ("EITF") issued Consensus No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs, relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations, to reductions of sales from such activities. The change in classifications is industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $15,503 and $5,833 for the nine and three months ended September 30, 2001, respectively.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group which consists of MODERN BRIDE plus 16 regional bridal magazines, ExitInfo, CHICAGO, HORTICULTURE and DOLL READER were recorded as discontinued operations for the periods prior to their respective divestiture dates. Discontinued operations includes sales of $28,590 and $61,364 and income of $35,906 (including a gain on sale of $38,210) and $2,586 for the nine months ended September 30, 2002 and 2001, respectively, and sales of $4,675 and $16,185 and income (loss) of $26,755 (including a gain on sale of $27,631) and $(1,989) for the three months ended September 30, 2002 and 2001, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $865 and $2,322 for the nine months ended September 30, 2002 and 2001, respectively, and $100 and $775 for the three months ended September 30, 2002 and 2001, respectively. No tax provision was associated with the discontinued operations.

As a result of the adoption of EITF 00-25, EITF 01-9 and SFAS 144, the Company reclassified amounts from sales, net for the nine and three months ended September 30, 2001, as follows:

                                                      Nine Months Ended            Three Months Ended
                                                      September 30, 2001           September 30, 2001
                                                      ------------------           ------------------
     Sales, net (as originally reported)              $        1,290,906           $          418,623

     Less: Effect of SFAS 144                                     61,364                       16,185
               Effect of EITF 00-25 and 01-9                      15,503                        5,833
                                                      ------------------           ------------------
     Sales, net (as reclassified)                     $        1,214,039           $          396,605
                                                      ==================           ==================

In April 2002, the FASB issued SFAS. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of APB Opinion No. 30." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion No. 30. The Company has early adopted SFAS 145 in accordance with the provisions of the statement. Accordingly, during the three months ended September 30, 2002, the Company recorded a gain in other expense of $3,093 related to the repurchase and retirement of $22,325 of the Company's notes at a discount (see Note 8).

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

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and trade show space and booths. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue from barter transactions was approximately $12,000 and $35,000 for the nine months ended September 30, 2002 and 2001, respectively, and approximately $3,000 and $9,000 for the three months ended September 30, 2002 and 2001, respectively, with equal related expense amounts in each nine and three month period.

2.   ACQUISITIONS AND OTHER INVESTMENTS

ACQUISITIONS

In 2001, the Company acquired the stock of About.com, Inc. ("About"), a platform comprised of a network of more than 400 highly targeted topic-specific websites and the stock of EMAP from EMAP America Partners. EMAP publishes more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. The acquisitions have been accounted for by the purchase method. The condensed consolidated financial statements include the operating results of the acquisitions subsequent to their respective dates of acquisition. In addition, the Company completed several other smaller acquisitions. The other acquisitions, if they had occurred on January 1 of the year prior to acquisition would not have had a material impact on the results of operations. The pro forma effect of the About and EMAP acquisitions on the Company's operations is presented below.

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

     Total number of shares of PRIMEDIA common stock
       issued to consummate the merger                                        44,951,034

     Fair value per share of PRIMEDIA common stock                     $           11.81
                                                                       -----------------

     Value of shares of PRIMEDIA common stock issued                   $         530,872

     Fair value of replacement options issued (13,383,579
       options)                                                                  102,404

     Less: Unearned compensation related to unvested options                      (7,592)

     Cost of About shares acquired prior to the merger
       converted to treasury stock                                                74,865

     Direct merger costs                                                          16,792
                                                                       -----------------
     Total purchase price                                                        717,341

     Less: Fair value of net tangible assets (including cash
       acquired of $109,490)                                                    (175,050)

     Less: Fair value of identifiable intangible assets                          (24,743)
                                                                       -----------------
     Goodwill                                                          $         517,548
                                                                       =================

In connection with the merger with About, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was $102,404 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The Company recorded charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $2,144 and $2,352 during the nine months ended September 30, 2002 and 2001, respectively, and $631 and $1,008 during the three months ended September 30, 2002 and 2001, respectively (see Note 11). The remaining $12,149 is included within the total purchase price. As of September 30, 2002, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price, which exceeded the Company's share price on September 30, 2002.

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

EMAP

On August 24, 2001, the Company acquired, by merger, 100% of the outstanding common stock of the publishing business of EMAP. The strategic acquisition of EMAP has strengthened the Company's unique mix of category specific endemic advertising as well as circulation revenue. This acquisition solidified PRIMEDIA as the leader in the specialty magazine industry in terms of revenue and single copy sales. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

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

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (99,733 shares of Series J Convertible Preferred Stock) valued at $12,466 during the nine months ended September 30, 2002 and (34,272 shares of Series J Convertible Preferred Stock) valued at $4,284 during the three months ended September 30, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company was required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants was contingent upon the length of time that the Series J

Convertible Preferred Stock was outstanding. As the Series J Convertible Preferred Stock was outstanding for three, six, nine and twelve months from the date of issuance, KKR 1996 Fund received the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. The Company ascribed a value of $498, $2,160, $1,988 and $1,743 respectively, to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control.

The 1,250,000 commitment warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $9,679 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company accreted the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid in capital using the effective interest method over a one year period as the earliest date at which the preferred stock was convertible was one year from the date of issuance. The accretion was deducted in the calculation of loss applicable to common shareholders.

During the second quarter of 2002, the Company elected to account for the EMAP acquisition as an asset acquisition for income tax purposes. During the third quarter of 2002, the independent valuation of EMAP's intangible assets and other aspects of the purchase cost allocations for the EMAP acquisition were finalized. The completion of the independent valuation report associated with the EMAP acquisition resulted in a reclassification of $37,832 from other intangible assets to goodwill on the accompanying condensed consolidated balance sheet at September 30, 2002.

The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

     Purchase consideration (including working capital and
       other settlements)                                               $      525,000

     Direct Acquisition Costs                                                    6,565
                                                                        --------------

     Total purchase price                                                      531,565

     Add: Fair value of net tangible liabilities of EMAP                        40,235

     Less: Fair value of identifiable intangible assets                        121,300
                                                                        --------------

     Goodwill                                                           $      450,500
                                                                        ==============

The Company's condensed consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2001. In accordance with SFAS No. 142, these pro forma adjustments assume that none of the goodwill associated with the EMAP acquisition is amortized. If the Company had recorded amortization of the goodwill and indefinite lived intangible assets in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, assuming the acquisition occurred on January 1, 2001, amortization expense would have increased by approximately $10,200 and $3,400 during the nine months and three months ended September 30, 2001, respectively. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2001, nor is it necessarily indicative of future results.

                                                                                      Nine Months            Three Months
                                                                                        Ended                   Ended
                                                                                     September 30,          September 30,
                                                                                        2001                     2001
                                                                                  -------------------    -------------------
          Sales, net                                                              $         1,487,675    $           470,299

          Loss from continuing operations applicable to common
            Shareholders                                                          $          (651,712)   $          (289,056)

          Loss applicable to common shareholders                                  $          (649,126)   $          (291,045)

          Basic and diluted loss from continuing operations applicable to
          common shareholders per common share                                    $             (2.69)   $             (1.17)

          Basic and diluted loss applicable to common shareholders
            per common share                                                      $             (2.68)   $             (1.18)

          Weighted average shares used in basic and diluted loss
            applicable to common shareholders per common share                            242,552,948            246,233,030

Payments for businesses acquired on the accompanying condensed statement of consolidated cash flows for the nine months ended September 30, 2002, primarily represents payment for certain deferred purchase price liabilities associated with prior year acquisitions.

OTHER INVESTMENTS

Other investments consist of the following:

                                                                            September 30,               December 31,
                                                                                2002                       2001
                                                                          -----------------          -----------------
          Cost method investments                                         $          24,650          $          40,189
          Equity method investments                                                   5,308                      5,804
                                                                          -----------------          -----------------
                                                                          $          29,958          $          45,993
                                                                          =================          =================

The Company's cost method investments consist primarily of the PRIMEDIA Ventures' investments and the assets-for -equity investments, detailed below. PRIMEDIA's equity method investments represent PRIMEDIA's investment in certain companies where PRIMEDIA has the ability to exercise significant influence over the operations (including financial and operational policies).

PRIMEDIA VENTURES' INVESTMENTS

In 1998, the Company created PRIMEDIA Ventures, Inc. ("PRIMEDIA Ventures") to invest in early-stage Internet companies and other technology opportunities such as e-commerce services, enterprise software applications and advertising-related technologies.

The Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of $3,759 and $1,109 as a component of provision for the impairment of investments on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2002, respectively. In addition, the Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of $3,500 as a component of provision for the impairment of investments on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 2001.

The Company sold certain PRIMEDIA Ventures investments, received proceeds of $323 and realized a gain on the sales of $28 for the nine months ended September 30, 2002.

The Company recorded unrealized losses of $693 and $1,895 for the nine and three months ended September 30, 2001, respectively, related to investments in marketable securities. The unrealized losses are recorded as a component of other comprehensive income (loss) ("OCI") within shareholders' deficiency (See
Note 13).

Since inception, proceeds from the sales of certain PRIMEDIA Ventures investments as well as related distributions have exceeded amounts invested.

INVESTMENT IN CMGI, INC.

In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. For the nine and three months ended September 30, 2001, the Company recorded realized losses of $7,029 and $3,060, respectively, related to its investment in CMGI, Inc. as the decline in the market value of the investment was deemed to be other than temporary. In October 2001, the Company sold its investment in CMGI for total proceeds and gain on sale of $2,149 and $619, respectively.

INVESTMENT IN LIBERTY DIGITAL, INC.

In April 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. For the nine and three months ended September 30, 2001, the Company recorded a realized loss of $658 related to its investment in Liberty Digital as the decline in the market value of the investment was deemed to be other than temporary. During the fourth quarter of 2001, the Company sold its investment in Liberty Digital for total proceeds and loss on sale of $1,838 and $668, respectively.

ASSETS-FOR-EQUITY TRANSACTIONS

During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled $19,578 ($16,703 representing cost method investments and, $2,875 representing equity method investments) and $32,753 ($27,313 representing cost method investments and $5,440 representing equity method investments) at September 30,

2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, respectively, $8,159 and $12,696 relating to these agreements is included as deferred revenues on the accompanying condensed consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements of $5,590 and $50,561 for the nine months ended September 30, 2002 and 2001, respectively, and $1,059 and $3,699 for the three months ended September 30, 2002 and 2001, respectively.

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

The Company continually evaluates all of its investments for potential impairment in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". If an investment is deemed to be permanently impaired, its carrying value will be reduced to fair market value. The Company recorded a provision for impairment of its investments in certain Investees of $11,939 and $7,031 for the nine and three months ended September 30, 2002, respectively, as the decline in value of the investments was deemed to be other than temporary. During the nine and three months ended September 30, 2001, the Company recorded a provision for impairment of its investments in certain Investees of $72,671 and $53,967, respectively, as the decline in value of the investments was deemed to be other than temporary.

The Company recorded $3,272 and $30,717 of equity method losses from Investees during the nine months ended September 30, 2002 and 2001, respectively, and $600 and $2,940 during the three months ended September 30, 2002 and 2001, respectively. These equity method losses from Investees are included in other, net on the accompanying condensed statements of consolidated operations. The Company recognized $690 and $7,200 of revenue related to the equity method Investees during the nine months ended September 30, 2002 and 2001, respectively, and $25 and $1,100 during the three months ended September 30, 2002 and 2001, respectively.

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

3.   DIVESTITURES

On February 28, 2002, the Company completed the sale of the Modern Bride Group, part of the Consumer segment, to Advance Magazine Publishers Inc. for total consideration, including a service agreement, of approximately $52,000. Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of the Modern Bride Group approximates $6,200 and is included as a component of discontinued operations on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2002.

On June 28, 2002, the Company completed the sale of ExitInfo, part of the Consumer segment, to Trader Publishing Company for $24,000 (of which, $1,500 is in escrow). Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of ExitInfo approximates $3,900 and is included as a component of discontinued operations on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2002.

On August 1, 2002, the Company completed the sale of CHICAGO, part of the Consumer segment, to an affiliate of the CHICAGO Tribune Company for $35,000 in cash. Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of CHICAGO approximates $28,500 and is included as a component of discontinued operations on the accompanying condensed statement of consolidated operations for the nine and three months ended September 30, 2002.

In addition, during the three months ended September 30, 2002, the Company completed several other smaller divestitures, including the divestitures of HORTICULTURE and DOLL READER, both part of the Consumer segment, for proceeds of approximately $5,000. The results of the divestitures, including a related net loss on sale of businesses of approximately $400 for the nine and three months ended September 30, 2002, have been included as a component of discontinued operations on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2002 and 2001.

4.   ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

                                                                  September 30,                December 31,
                                                                      2002                         2001
                                                                -----------------           ----------------
          Accounts Receivable                                   $         258,042           $        304,971
          Less: Allowance for doubtful accounts                            20,150                     19,311
                Allowance for returns and rebates                           8,539                      9,956
                                                                -----------------           ----------------
                                                                $         229,353           $        275,704
                                                                =================           ================

5.   INVENTORIES, NET

Inventories consist of the following:

                                                                 September 30,                December 31,
                                                                     2002                        2001
                                                               -----------------           ----------------
          Finished goods                                       $           7,577           $          7,346
          Work in process                                                    177                         38
          Raw materials                                                   19,106                     28,323
                                                               -----------------           ----------------
                                                                          26,860                     35,707
          Less: Allowance for obsolescence                                 2,515                      1,643
                                                               -----------------           ----------------
                                                               $          24,345           $         34,064
                                                               =================           ================

6.   OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

                                                                 September 30,                December 31,
                                                                     2002                         2001
                                                               -----------------           ----------------
          Deferred financing costs, net                        $          19,821           $         22,324
          Deferred wiring and installation costs, net                     14,506                     21,069
          Direct-response advertising costs, net                          15,399                     15,630
          Prepublication and programming costs, net                       13,276                     13,315
          Other                                                            4,879                      5,747
                                                               -----------------           ----------------
                                                               $          67,881           $         78,085
                                                               =================           ================

The deferred financing costs are net of accumulated amortization of $11,263 and $8,911 at September 30, 2002 and December 31, 2001, respectively. The deferred wiring and installation costs are net of accumulated amortization of $62,728 and $56,449 at September 30, 2002 and December 31, 2001, respectively. Direct-response advertising costs are net of accumulated amortization of $ 79,341 and $116,700 at September 30, 2002 and December 31, 2001, respectively. Prepublication and programming costs are net of accumulated amortization of $40,410 and $35,196 at September 30, 2002 and December 31, 2001, respectively.

7.   GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER

On January 1, 2002, the Company adopted SFAS 142, which requires an evaluation of goodwill for impairment at the reporting unit level within six months of mandatory adoption of this Standard, as well as subsequent annual evaluations (more frequently if circumstances indicate a possible impairment). As required by SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 using a relief from royalty valuation model and determined that certain indefinite lived intangible assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $21,535 ($0.08 per share) during the first quarter of 2002. The impairment of $21,535 referred to above relates to the Consumer segment.

During the second quarter of 2002, the Company completed its assessment of whether there was an indication that goodwill was impaired at any of its eight identified reporting units (step one). Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company identified two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment for which the carrying values exceeded the fair values at January 1, 2002, indicating a potential impairment of goodwill in those individual reporting units.

During the third quarter of 2002, the Company completed step two of the transitional impairment test for the reporting units in which an indication of goodwill impairment existed. The Company determined the implied fair value of each of its reporting units, principally using a discounted cash flow analysis and compared such values to the respective reporting unit's carrying amounts. This evaluation indicated that goodwill associated with two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment were impaired as of January 1, 2002. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $329,659 ($1.31 per share) as of January 1, 2002 related to the impairment of goodwill. In connection with step two of the SFAS 142 implementation as it relates to goodwill, the Company reassessed its trademark valuation as of January 1, 2002 and recorded an additional $37,314 ($0.15 per share) impairment and has included such impairment in the cumulative effect of change in accounting principle. Of the impairment of $37,314 referred to above, $23,703 relates to the Consumer segment and $13,611 relates to the Business-to-Business segment. Previously issued financial statements as of March 31, 2002 and for the three months then ended have been restated to reflect the cumulative effect of this accounting change which totaled $388,508.

The Company's SFAS 142 evaluation, including the reassessment of its trademark valuation, was performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflects management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluation are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying this goodwill impairment evaluation are not achieved, the ultimate amount of the goodwill impairment could be adversely affected. Subsequent impairments, if any, will be classified as an operating expense. Future impairment tests will be performed at least annually in conjunction with the Company's annual budgeting and forecasting process. The first of these subsequent impairment tests will be performed in the fourth quarter of 2002 and the Company expects to record an additional impairment charge.

Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $16,500 and $4,000 during the nine and three months ended September 30, 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142. The non-cash charge recorded to increase the valuation allowance, was reduced by $23,000 during the third quarter as a result of the impairment of goodwill and certain indefinite lived intangible assets discussed above.

In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $4,000 to increase the valuation allowance during the remaining three months of 2002.

The independent valuation reports received in connection with step two of the SFAS 142 impairment test completed during the third quarter indicated that the carrying value of certain finite-lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken, resulting in an impairment charge of $15,199 ($11,141 and $4,058 in the Consumer and Business-to-Business segments, respectively). These charges are included in depreciation of property and equipment ($2,235) and amortization of intangible assets, goodwill and other ($12,964) in the accompanying condensed statements of consolidated operations for the nine and three months ended September 30,

2002.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, are as follows:

                                                                              September 30, 2002
                                                           --------------------------------------------------------
                                                                                 Business-to-
                                                               Consumer            Business
                                                                Segment            Segment              Total
                                                           ----------------    ----------------    ----------------
          Balance as of January 1, 2002                    $      1,052,041    $        372,589    $      1,424,630

          Transitional impairment charge                           (174,076)           (155,583)           (329,659)

          Finalization of purchase price allocations
          (including reclassification of $37,832 from
          other intangible assets)                                   44,226              (1,208)             43,018

          Goodwill related to the sale of businesses                (44,328)               (481)            (44,809)
                                                           ----------------    ----------------    ----------------

          Balance as of September 30, 2002
                                                           $        877,863    $        215,317    $      1,093,180
                                                           ================    ================    ================

A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

                                                                                  Nine Months Ended September 30,
                                                                                     2002                2001
                                                                               ----------------    ----------------
          Reported loss applicable to common shareholders                      $       (559,679)   $       (545,652)
          Amortization of goodwill and indefinite lived
            intangible assets                                                                --             173,218
          Cumulative effect of a change in accounting principle                         388,508                  --
          Deferred provision for income taxes                                            45,500                  --
                                                                               ----------------    ----------------
          Adjusted loss applicable to common shareholders                      $       (125,671)   $       (372,434)
                                                                               ================    ================

          Per common share:
          Reported loss applicable to common shareholders                      $          (2.22)   $          (2.62)
          Amortization of goodwill and indefinite lived
            intangible assets                                                                --                0.83

          Cumulative effect of a change in accounting principle                            1.54                  --

          Deferred provision for income taxes                                              0.18                  --
                                                                               ----------------    ----------------
          Adjusted loss applicable to common shareholders                      $          (0.50)   $          (1.79)
                                                                               ================    ================

                                                                                Three Months Ended September 30,
                                                                                2002                       2001
                                                                          ----------------           ----------------
          Reported loss applicable to common shareholders                 $         (2,827)          $       (292,817)
          Amortization of goodwill and indefinite lived
            intangible assets                                                            -                     98,157
          Deferred benefit for income taxes                                        (19,000)                         -
                                                                          ----------------           ----------------
          Adjusted loss applicable to common shareholders                 $        (21,827)          $       (194,660)
                                                                          ================           ================

          Per common share:
          Reported loss applicable to common shareholders                 $          (0.01)          $          (1.29)

          Amortization of goodwill and indefinite lived
            intangible assets                                                            -                       0.43

          Deferred benefit for income taxes                                          (0.07)                         -
                                                                          ----------------           ----------------
          Adjusted loss applicable to common shareholders                 $          (0.08)          $          (0.86)
                                                                          ================           ================

     Intangible assets subject to amortization after the adoption of SFAS No. 142 consist of the following:

                                                       September 30, 2002                           December 31, 2001
                                          ------------------------------------------   ------------------------------------------
                                             Gross                                        Gross
                               Range of     Carrying     Accumulated                     Carrying     Accumulated
                                Lives        Amount      Amortization       Net           Amount      Amortization        Net
                              ----------  ------------   ------------   ------------   ------------   ------------   ------------
Trademarks                           3    $     21,013   $     11,090   $      9,923   $     21,013   $      5,837   $     15,176

Membership, subscriber and
customer lists                    2-20         435,766        351,050         84,716        499,530        335,655        163,875

Non-compete agreements            1-10         207,254        191,878         15,376        213,585        180,697         32,888

Trademark license agreements      2-15           2,967          2,873             94          2,967          2,852            115

Copyrights                        3-20          20,251         17,571          2,680         20,251         16,718          3,533

Databases                         2-12          13,562         11,560          2,002         13,662          9,825          3,837

Advertiser lists                 .5-20         180,864        157,987         22,877        202,083        159,067         43,016

Distribution agreements            1-7          11,745         11,715             30         11,745         11,666             79

Other                              1-5          10,659         10,643             16         10,880         10,727            153
                                          ------------   ------------   ------------   ------------   ------------   ------------

                                          $    904,081   $    766,367   $    137,714   $    995,716   $    733,044   $    262,672
                                          ============   ============   ============   ============   ============   ============

Amortization expense for other intangible assets still subject to amortization (excluding provision for impairment) was $44,142 for the nine months ended September 30, 2002 and $13,875 for the three months ended September 30, 2002. At September 30, 2002, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $14,000 for the remaining three months of 2002 and approximately $39,000, $23,000, $16,000, $11,000 and $9,000 for 2003, 2004, 2005, 2006 and 2007, respectively.
Amortization expense (excluding provision for impairment), including amortization of goodwill and trademarks, for the nine and three months ended September 30, 2001 was $180,117 and $72,453, respectively, of which $47,626 and $13,966 represents amortization of other intangible assets still subject to amortization for the nine and three months ended September 30, 2001, respectively. Intangible assets not subject to amortization had a total carrying value of $279,556 and $342,425 at September 30, 2002 and December 31, 2001, respectively, and consisted of trademarks. Amortization of deferred wiring costs of $8,349 and $12,368 for the nine months ended September 30, 2002 and 2001, respectively, and $2,854 and $4,117 for the three months ended September 30, 2002 and 2001, respectively, has also been included in amortization of intangible assets, goodwill and other on the accompanying condensed statements of consolidated operations.

During 2002, the Company changed the period over which certain deferred wiring costs were being amortized. This change increased the amortization period by 9 months to coincide with the implementation of the technological upgrade of a new video distribution platform and resulted in a decrease in amortization expense of $4,527 ($.02 per share) and $1,577 ($.01 per share) for the nine and three months ended September 30, 2002, respectively.

8.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            September 30,              December 31,
                                                                                2002                       2001
                                                                          -----------------          ----------------
          Borrowings under credit facilities                              $         720,750          $        783,875
          10 1/4% Senior Notes due 2004                                              85,175                   100,000
           8 1/2% Senior Notes due 2006                                             299,490                   299,353
           7 5/8% Senior Notes due 2008                                             248,154                   249,011
           8 7/8% Senior Notes due 2011                                             486,936                   492,978
                                                                          -----------------          ----------------
                                                                                  1,840,505                 1,925,217
          Obligation under capital leases                                            25,481                    28,679
                                                                          -----------------          ----------------
                                                                                  1,865,986                 1,953,896
          Less: Current maturities of long-term debt                                  7,882                     8,265
                                                                          -----------------          ----------------
                                                                          $       1,858,104          $      1,945,631
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

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

- a $475,000 revolving loan facility, of which $200,000 was outstanding at September 30, 2002.

-    a term loan A, of which $100,000 was outstanding at September 30, 2002; and

-    a term loan B, of which $420,750 was outstanding at September 30, 2002.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar rate plus 2.75%. At September 30, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.5%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first nine months of 2002, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

The commitments under the revolving loan commitment are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $23,750 in 2004, $47,500 in 2005, $71,250 in 2006, $142,500 in 2007 and a
final reduction of $190,000 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the bank credit facilities are $2,125 in 2002, $4,250 in 2003, $16,750 in 2004, $29,250 in 2005,
2006 and 2007, $16,750 in 2008 and $393,125 in 2009.

The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company's common stock in excess of $75,000 in any given year.

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

As of September 30, 2002, the Company had $720,750 borrowings outstanding, approximately $19,500 letters of credit outstanding and unused bank commitments of approximately $255,000 under the bank credit facilities.

As a result of the refinancing of the Company's existing bank credit facilities, during the second quarter of 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This write-off is included within amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2001.

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

During the third quarter of 2002, the Board of Directors authorized the Company to expend up to $20,000 for the purchase of its senior notes in private or public transactions. On October 4, 2002, the Board of Directors increased the authorization to an aggregate of $50,000. During the nine months ended September 30, 2002, the Company repurchased $14,825 of the 10 1/4% Senior Notes for $13,397 plus accrued interest, $1,000 of the 7 5/8% Senior Notes for $763 plus accrued interest and $6,500 of the 8 7/8% Senior Notes for $4,981 plus accrued interest. The Senior Note purchases include fees associated with these purchases.

The 10 1/4% Senior Notes, 8 1/2% Senior Notes, 7 5/8% Senior Notes, and the
8 7/8% Senior Notes (together referred to as the "Senior Notes"), and the credit facility, all rank senior in right of payment to all subordinated indebtedness of PRIMEDIA Inc. (a holding company). The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage test in the credit agreements. The purpose for providing this information is to provide more clarity as to the substantial amount of disclosure already provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit and senior note agreements for purposes of determining compliance with certain financial covenants under these agreements. The Company has established intercompany arrangements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms' length basis and as permitted by the credit and senior note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content and promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation. Additionally, the EBITDA of the Restricted Group, as determined in accordance with these agreements, omits restructuring charges and is adjusted for trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

The scheduled repayments of all debt outstanding, including capital leases, as of September 30, 2002, are as follows:

          Twelve Months Ended September 30,                                             Capital Lease
                                                                       Debt              Obligations            Total
                                                                  ---------------     ----------------     ---------------
          2003.................................................   $         4,250     $          3,632     $         7,882
          2004.................................................            89,425                3,535              92,960
          2005.................................................            29,250                1,648              30,898
          2006.................................................           328,740                1,537             330,277
          2007.................................................            29,250                1,645              30,895
          Thereafter...........................................         1,359,590               13,484           1,373,074
                                                                  ---------------     ----------------     ---------------
                                                                  $     1,840,505     $         25,481     $     1,865,986
                                                                  ===============     ================     ===============

9.   EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:

                                                                               September 30,             December 31,
                                                                                   2002                      2001
                                                                              ----------------         ----------------
          $10.00 Series D Exchangeable Preferred Stock                        $        174,410         $        196,679

          $9.20 Series F Exchangeable Preferred Stock                                   99,898                  121,781

          $8.625 Series H Exchangeable Preferred Stock                                 215,834                  244,497
                                                                              ----------------         ----------------
                                                                              $        490,142         $        562,957
                                                                              ================         ================

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, of which 1,769,867 shares and 2,000,000 shares were issued and outstanding at September 30, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $176,987 at September 30, 2002 and $200,000 December 31, 2001.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, of which 1,023,328 shares and 1,250,000 shares were issued and outstanding at September 30, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $102,333 at September 30, 2002 and $125,000 December 31, 2001.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, of which 2,202,391 shares and 2,500,000 shares were issued and outstanding at September 30, 2002 and December 31, 2001, respectively. The liquidation and redemption value was $220,239 at September 30, 2002 and $250,000 at December 31, 2001.

During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to approximately $100,000 of exchangeable preferred stock. During May 2002, the Board of Directors increased the authorization to an aggregate of approximately $165,000 of exchangeable preferred stock. During the nine months ended September 30, 2002, the Company exchanged $23,013, face value of Series D Exchangeable Preferred Stock for 4,467,033 shares of common stock, $22,667, face value of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761, face value of Series H Exchangeable Preferred Stock for 5,508,050 shares of common stock. The cumulative gain on the exchanges of $31,001 for the nine months ended September 30, 2002, is included as a component of additional paid-in capital on the accompanying condensed consolidated balance sheet at September 30, 2002. The gains of $31,001 and $2,700 for the nine and three months ended September 30, 2002, respectively, are included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statements of consolidated operations for their respective periods.

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

11.  NON-CASH COMPENSATION AND NON-RECURRING CHARGES

In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,731 and $8,530 was recorded for the nine months ended September 30, 2002 and 2001, respectively, and $479 and $3,656 was recorded for the three months ended September 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,428 and $7,035 was recorded for the nine months ended September 30, 2002 and 2001, respectively, and $395 and $3,015 was recorded for the three months ended September 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

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

As a result of this executive leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder were forfeited, resulting in a reversal of unearned compensation of $19,166 during the fourth quarter of 2001. The accelerated options expired unexercised during the first quarter of 2002.

On July 26, 2002, the Company granted 1,800,000 options to purchase Company stock to a related party consulting firm for services received. These options are fully vested as of the grant date, have a ten year life and an exercise price of $1.80 per share. The exercise price equals 200% of the share price on the grant date. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the nine and three months ended September 30, 2002. In addition, the Company paid $800 in cash to this related party consulting firm for services received.

During the nine and three months ended September 30, 2002, the Company recorded $10,612 and $2,866 of non-cash compensation and non-recurring charges, respectively. These non-cash compensation charges consisted of a $3,159 and $874 charge, respectively, related to the restricted stock and option grants to two key executives of About discussed above, a $2,144 and $631 charge, respectively, related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger, a $986 and $329 charge, respectively, related to the issuance of stock in connection with an acquisition and a $990 and $990 charge, respectively, for the options granted for consulting services received as discussed above. These non-recurring charges consisted of a $3,256 and $0 charge, respectively, related to the share lockup arrangements with certain executives of About discussed above and a $77 and $42 charge, respectively, related to certain non-recurring compensation arrangements with certain senior executives.

During the nine and three months ended September 30, 2001, the Company recorded $60,167 and $47,440, respectively, of non-cash compensation and non-recurring charges. These non-cash compensation charges consisted of a $15,565 and $6,671 charge, respectively, related to the restricted stock and option grants to two key executives of About discussed above, a $2,352 and $1,008 charge, respectively, related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger and a $1,104 and $301 charge, respectively, related to the vesting of stock in connection with an acquisition. For the nine months ended September 30, 2001, these non-recurring charges consisted of a $1,686 charge related to certain non-recurring compensation arrangements with certain senior executives and for the nine and three months ended September 30, 2001, these non-recurring charges consisted of a $27,098 charge for the make-whole payment to the Financial Institution discussed above and a $12,362 charge for severance payments made to certain senior executives of About.

Non-cash compensation and non-recurring charges are omitted from the Company's calculation of EBITDA, as defined in the Company's Credit and Senior Note agreements (see Note 8).

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

Details of the initiatives implemented and the payments made in furtherance of these plans during the nine-month periods ended September 30, 2002 and 2001 are presented in the following tables:

                                                             NET PROVISION               PAYMENTS
                                                                FOR THE                 DURING THE
                                                              NINE MONTHS              NINE MONTHS
                                 LIABILITY AS OF                ENDED                     ENDED               LIABILITY AS OF
                                    JANUARY 1,               SEPTEMBER 30,             SEPTEMBER 30,            SEPTEMBER 30,
                                      2002                       2002                      2002                    2002
                              ---------------------      ---------------------      --------------------    --------------------
   Severance and closures:
     Employee-related
     termination costs......  $               9,043      $               6,052      $             (8,435)   $              6,660
     Termination of
     contracts..............                  2,318                       (137)                   (1,348)                    833
     Termination of
     leases related to
     office closures........                 13,037                     20,570                    (7,056)                 26,551
                              ---------------------      ---------------------      --------------------    --------------------

                                             24,398                     26,485                   (16,839)                 34,044
                              ---------------------      ---------------------      --------------------    --------------------
   Restructuring related:
     Relocation and other
     employee costs.........                      -                        765                      (765)                      -
                              ---------------------      ---------------------      --------------------    --------------------
                                                  -                        765                      (765)                      -
                              ---------------------      ---------------------      --------------------    --------------------
   Total severance,
     closures and
     restructuring
     related costs..........  $              24,398      $              27,250      $            (17,604)   $             34,044
                              =====================      =====================      ====================    ====================

                                                             NET PROVISION               PAYMENTS
                                                                FOR THE                 DURING THE
                                                              NINE MONTHS              NINE MONTHS
                                 LIABILITY AS OF                ENDED                     ENDED               LIABILITY AS OF
                                    JANUARY 1,               SEPTEMBER 30,             SEPTEMBER 30,            SEPTEMBER 30,
                                      2001                       2001                      2001                    2001
                              ---------------------      ---------------------      --------------------    --------------------
   Severance and closures:
     Employee related
     termination costs......  $               7,063      $              15,776      $            (11,619)   $             11,220
     Termination of
     contracts..............                  1,519                      3,326                    (1,644)                  3,201
     Termination of leases
     related to office
     closures...............                  1,634                      3,434                      (464)                  4,604
     Other..................                    213                          -                       (97)                    116
                              ---------------------      ---------------------      --------------------    --------------------

                                             10,429                     22,536                   (13,824)                 19,141
                              ---------------------      ---------------------      --------------------    --------------------

   Restructuring related:
     Consulting services....                    498                      2,627                    (3,125)                      -
     Relocation and other
     employee costs.........                    462                      2,972                    (3,430)                      4
                              ---------------------      ---------------------      --------------------    --------------------

                                                960                      5,599                    (6,555)                      4
                              ---------------------      ---------------------      --------------------    --------------------

   Total severance,
     closures and
     restructuring related
     costs..................  $              11,389      $              28,135      $            (20,379)   $             19,145
                              =====================      =====================      ====================    ====================

For the nine months ended September 30, 2001, $6,477 of additional restructuring related costs are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. During the fourth quarter of 2002, the Company will reevaluate real estate market conditions and will adjust its provision accordingly.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,665 individuals that they would be terminated under these plans, of which 345 and 75 individuals were notified during the nine and three month periods ended September 30, 2002, respectively. As of September 30, 2002, all of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, related to employee termination costs, within approximately a one-year period. Savings from terminations of contract and lease costs will be realized over the estimated life of the contract or lease.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates. The provision for severance, closures and restructuring related costs is omitted from the Company's calculation of EBITDA, as defined in the Company's Credit and Senior Note agreements (see Note 8).

13.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the nine and three months ended September 30, 2002 and 2001 is presented in the following tables:

                                                                                     Nine Months Ended
                                                                              September 30,       September 30,
                                                                                  2002                 2001
                                                                            ----------------     ----------------
          Net loss                                                          $       (526,534)    $       (503,357)
          Other comprehensive income (loss):
            Unrealized loss on available-for-sale securities                               -                 (693)
            Change in fair value of derivative instruments                             1,897               (3,167)

            Foreign currency translation adjustments                                     126                 (271)
                                                                            ----------------     ----------------
          Total comprehensive loss                                          $       (524,511)    $       (507,488)
                                                                            ================     ================

                                                                                      Three Months Ended
                                                                              September 30,       September 30,
                                                                                  2002                2001
                                                                            ----------------     ----------------
          Net income (loss)                                                 $         14,368     $       (277,869)
          Other comprehensive income (loss):
            Unrealized loss on available-for-sale securities                               -               (1,895)
            Change in fair value of derivative instruments                                 -                   18
            Foreign currency translation adjustments                                       -                  155
                                                                            ----------------     ----------------
          Total comprehensive income (loss)                                 $         14,368     $       (279,591)
                                                                            ================     ================

14.  LOSS PER COMMON SHARE

Loss per share for the nine and three month periods ended September 30, 2002 and 2001 has been determined based on net loss after preferred stock dividends, related accretion, gain on the exchange of exchangeable preferred stock for common shares and the issuance of contingent warrants associated with the EMAP financing (see Note 2) divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

15.  CONTINGENCIES

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc., with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The maximum amounts for which PRIMEDIA could be liable would be $1,125 in 2002 and $2,200 in 2003. As these liabilities will be contingent on the LLC's failure to pay and, in the case of the 2003 liability, the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of September 30, 2002; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC ($2,269) is reflected as a component of other investments on the accompanying condensed consolidated balance sheet at September 30, 2002. The Company's share of the LLC's losses ($184) is reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 2002.

As of and for the nine months ended September 30, 2002, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

16.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides, videos and Internet products for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases, vocational training materials and Internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-makers to make decisions about resources to be allocated to the segment and assess its performance. The information presented below includes certain intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intercompany transactions, which represent transactions between operating units within the same business segment or transactions between operating units in different business segments, are eliminated in consolidation.

The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacon's (divested in November 2001) and certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or divested. In addition, during 2001, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-makers view these businesses separately when evaluating and making decisions regarding ongoing operations. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $7,600 were allocated to the Non-

Core Businesses during the nine months ended September 30, 2002 and 2001, respectively, and $0 and $2,500 were allocated to the Non-Core Businesses during the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, the Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant. Effective June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional balances be allocated to the Non-Core Businesses subsequent to June 30, 2002.

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

                                                             Nine Months Ended           Three Months Ended
                                                               September 30,                September 30,
                                                           2002           2001           2002            2001
                                                        -----------    -----------    -----------    -----------
   SALES, NET:
   Consumer                                             $ 1,031,827    $   873,778    $   347,754    $   293,637
   Business-to-Business                                     267,952        325,977         80,485         96,905
   Eliminations                                             (93,453)       (43,167)       (28,279)       (12,530)
   Other:
      Non-Core Businesses                                    13,491         57,451              -         18,593
                                                        -----------    -----------    -----------    -----------
   Total                                                $ 1,219,817    $ 1,214,039    $   399,960    $   396,605
                                                        ===========    ===========    ===========    ===========

   EBITDA(1):

   Consumer                                             $   162,282    $   101,425    $    64,832    $    27,221
   Business-to-Business(2)                                   24,804         54,674          8,004         14,888
   Other:
      Corporate                                             (25,128)       (24,499)        (7,658)        (8,260)
      Non-Core Businesses                                    (3,253)       (23,717)             -         (5,349)
                                                        -----------    -----------    -----------    -----------
   Total                                                $   158,705    $   107,883    $    65,178    $    28,500
                                                        ===========    ===========    ===========    ===========

The following is a reconciliation of EBITDA to operating income (loss):

                                                                Nine Months Ended           Three Months Ended
                                                                  September 30,               September 30,
                                                              2002          2001           2002            2001
                                                          -----------    -----------    -----------    -----------
     Total EBITDA(1)                                      $   158,705    $   107,883    $    65,178    $    28,500
     Depreciation of property and equipment                   (49,622)       (46,123)       (17,439)       (15,655)
     Amortization of intangible assets,
       goodwill and other                                     (72,099)      (239,943)       (31,493)      (124,028)
     Non-cash compensation and
       non-recurring charges                                  (10,612)       (60,167)        (2,866)       (47,440)
     Provision for severance, closures and
       restructuring related costs                            (27,250)       (28,135)        (2,158)       (15,633)
     Other restructuring related costs included
       in general and administrative expenses                       -         (6,477)             -         (2,173)
     Gain (loss) on sales of businesses and
       other, net                                              (1,841)           432            290            (71)
                                                          -----------    -----------    -----------    -----------
     Operating income (loss)                              $    (2,719)   $  (272,530)   $    11,512    $  (176,500)
                                                          ===========    ===========    ===========    ===========

(1) EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges including non-cash compensation and non-recurring charges of $10,612 and $60,167 for the nine months ended September 30, 2002 and 2001, respectively, a provision for severance, closures and restructuring related costs of $27,250 and $28,135 for the nine months ended September 30, 2002 and 2001, respectively, and gain
     (loss) on sales of businesses and other, net of $(1,841) and $432 for the nine months ended September 30, 2002 and 2001, respectively. EBITDA excludes non-cash compensation and non-recurring charges of $2,866 and $47,440 for the three months ended September 30, 2002 and 2001, respectively, a provision for severance, closures and restructuring related costs of $2,158 and $15,633 for the three months ended September 30, 2002 and 2001, respectively, and gain (loss) on sales of businesses and other, net of $290 and $(71) for the three months ended September 30, 2002 and 2001, respectively. EBITDA excludes $6,477 and $2,173 of additional restructuring related costs included in general and administrative expenses for the nine and three months ended September 30, 2001, respectively. EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. EBITDA is presented herein to provide the reader a proxy for future ongoing liquidity and should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and net cash used in operating activities relates to changes in working capital requirements and payments made for interest and income taxes. Additionally, EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2) Includes the reversal of a $4,000 sales tax accrual that was no longer required. The reversal was recorded during the three months ended March 31, 2001.

17.  FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 for a) PRIMEDIA Inc. (as the Issuer),
b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as either guarantor or non-guarantor subsidiaries as of September 30, 2001 have been reclassified as of September 30, 2002.

The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The transactions described above are billed, by the Company, at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation.

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2002
                             (dollars in thousands)

                                                                                                               Primedia Inc.
                                                             Guarantor        Non-Guarantor                       and
                                            Primedia Inc.  Subsidiaries       Subsidiaries     Eliminations    Subsidiaries
                                            --------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents               $       3,253  $      14,337     $        1,177  $             -  $       18,767
    Accounts receivable, net                          977        208,160             20,216                -         229,353
    Intercompany receivables                    1,569,853        619,648            (35,132)      (2,154,369)              -
    Inventories, net                                    -         23,321              1,024                -          24,345
    Prepaid expenses and other                      4,628         33,558              4,639                -          42,825
                                            --------------------------------------------------------------------------------
       Total current assets                     1,578,711        899,024             (8,076)      (2,154,369)        315,290

Property and equipment, net                         6,853         96,482             39,273                -         142,608
Investment in and advances to subsidiaries        751,998              -                  -         (751,998)              -
Other intangible assets, net                          889        404,345             12,036                -         417,270
Goodwill, net                                      (6,076)     1,031,036             68,220                -       1,093,180
Other investments                                  25,527          2,269              2,162                -          29,958
Other non-current assets                              986         62,086              4,821              (12)         67,881
                                            --------------------------------------------------------------------------------
                                            $   2,358,888  $   2,495,242     $      118,436  $    (2,906,379) $    2,066,187
                                            ================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                        $       4,550  $      83,248     $       13,664  $             -  $      101,462
    Intercompany payables                         801,889        859,509            492,983       (2,154,381)              -
    Accrued interest payable                       39,100              -                  -                -          39,100
    Accrued expenses and other                     97,063        106,931             17,879                -         221,873
    Deferred revenues                               2,099        180,660             19,619                -         202,378
    Current maturities of long-term debt            4,410          3,466                  6                -           7,882
                                            --------------------------------------------------------------------------------
       Total current liabilities                  949,111      1,233,814            544,151       (2,154,381)        572,695
                                            --------------------------------------------------------------------------------

Long-term debt                                  1,836,403         21,701                  -                -       1,858,104
                                            --------------------------------------------------------------------------------
Intercompany notes payable                              -      2,548,942            704,329       (3,253,271)              -
                                            --------------------------------------------------------------------------------
Deferred revenues                                   1,641         40,263                  -                -          41,904
                                            --------------------------------------------------------------------------------
Deferred income taxes                              45,500              -                  -                -          45,500
                                            --------------------------------------------------------------------------------
Other non-current liabilities                           -         20,816                935                -          21,751
                                            --------------------------------------------------------------------------------
Exchangeable preferred stock                      490,142              -                  -                -         490,142
                                            --------------------------------------------------------------------------------

Shareholders' deficiency:
    Series J convertible preferred stock          140,933              -                  -                -         140,933
    Common stock                                    2,662              -                  -                -           2,662
    Additional paid-in capital                  2,333,551              -                  -                -       2,333,551
    Accumulated deficit                        (3,356,616)    (1,370,079)        (1,130,833)       2,500,912      (3,356,616)
    Accumulated other comprehensive loss              (99)            47               (146)              99             (99)
    Unearned compensation                          (6,497)          (262)                 -              262          (6,497)
    Common stock in treasury, at cost             (77,843)             -                  -                -         (77,843)
                                            --------------------------------------------------------------------------------
       Total shareholders' deficiency            (963,909)    (1,370,294)        (1,130,979)       2,501,273        (963,909)
                                            --------------------------------------------------------------------------------

                                            $   2,358,888  $   2,495,242     $      118,436  $    (2,906,379) $    2,066,187
                                            ================================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2002
                             (dollars in thousands)

                                                                                                                       Primedia Inc.
                                                                       Guarantor      Non-Guarantor                        and
                                                       Primedia Inc.  Subsidiaries    Subsidiaries      Eliminations   Subsidiaries
                                                      -----------------------------------------------------------------------------
Sales, net                                            $         514  $   1,136,350   $       176,406    $   (93,453)   $  1,219,817
Operating costs and expenses:
     Cost of goods sold                                           -        305,359            74,850        (93,453)        286,756
     Marketing and selling                                       30        177,163            71,342              -         248,535
     Distribution, circulation and fulfillment                    -        162,627            59,487              -         222,114
     Editorial                                                    -         77,138            34,126              -         111,264
     Other general expenses                                   1,894        119,830            47,001              -         168,725
     Corporate administrative expenses (excluding
        non-cash compensation and non-recurring
        charges)                                             16,483              -             7,235              -          23,718
     Depreciation of property and equipment                   2,001         29,215            18,406              -          49,622
     Amortization of intangible assets and other                563         56,754            14,782              -          72,099
     Non-cash compensation and non-recurring charges          6,282            990             3,340              -          10,612
     Provision for severance, closures and
        restructuring related costs                          16,068         10,321               861              -          27,250
     (Gain)/loss on sales of businesses and
        other, net                                              (97)           518             1,420              -           1,841
                                                      -----------------------------------------------------------------------------

Operating income (loss)                                     (42,710)       196,435          (156,444)             -          (2,719)
Other income (expense):
     Provision for the impairment of investments            (12,403)             -            (3,295)             -         (15,698)
     Interest expense                                      (103,679)        (2,462)             (989)             -        (107,130)
     Amortization of deferred financing costs                     -         (2,605)               (3)             -          (2,608)
     Equity in losses of subsidiaries                      (468,663)             -                 -        468,663               -
     Intercompany management fees and interest              146,174       (146,174)                -              -               -
     Other, net                                                 247           (514)              (10)             -            (277)
                                                      -----------------------------------------------------------------------------

Income (loss) from continuing operations before
    income taxes                                           (481,034)        44,680          (160,741)       468,663        (128,432)
Deferred provision for income taxes                         (45,500)             -                 -              -         (45,500)
                                                      -----------------------------------------------------------------------------

Income (loss) from continuing operations                   (526,534)        44,680          (160,741)       468,663        (173,932)

Discontinued operations                                           -         33,853             2,053              -          35,906
Cumulative effect of a change in accounting principle             -       (368,174)          (20,334)             -        (388,508)
                                                      -----------------------------------------------------------------------------

Net loss                                              $    (526,534) $    (289,641)  $      (179,022)   $   468,663    $   (526,534)
                                                      =============================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2002
                             (dollars in thousands)

                                                                                                                  Primedia Inc.
                                                                        Guarantor   Non-Guarantor                      and
                                                      Primedia Inc.   Subsidiaries  Subsidiaries    Eliminations   Subsidiaries
                                                     ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                         $     (526,534)  $   (289,641) $   (179,022)  $     468,663  $     (526,534)

    Adjustments to reconcile net loss to
       net cash provided by (used in) operating
       activities                                           390,085        568,967        50,794        (468,663)        541,183
    Changes in operating assets and liabilities                 (83)       (22,084)       19,947               -          (2,220)
                                                     ---------------------------------------------------------------------------

       Net cash provided by (used in) operating
         activities                                        (136,532)       257,242      (108,281)              -          12,429
                                                     ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Additions to property, equipment and other, net          (2,175)       (10,597)      (14,632)              -         (27,404)
    Proceeds from sales of businesses and other, net            420        122,764         6,247               -         129,431
    Payments for businesses acquired, net of cash
       acquired                                                   -         (3,329)         (141)              -          (3,470)
    Payments for other investments                             (832)        (2,520)            -               -          (3,352)
                                                     ---------------------------------------------------------------------------

       Net cash provided by (used in) investing
         activities                                          (2,587)       106,318        (8,526)              -          95,205
                                                     ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Intercompany activity                                   244,113       (359,271)      115,158               -               -
    Borrowings under credit agreements                      304,765              -             -               -         304,765
    Repayments of borrowings under credit agreements       (367,890)             -             -               -        (367,890)
    Proceeds from issuances of common stock, net              1,533              -             -               -           1,533
    Payments for repurchases of senior notes                (19,141)             -             -               -         (19,141)
    Dividends paid to preferred stock shareholders          (38,279)             -             -               -         (38,279)
    Deferred financing costs paid                              (108)             -             -               -            (108)
    Other                                                       (99)        (3,209)          (27)              -          (3,335)
                                                     ---------------------------------------------------------------------------

       Net cash provided by (used in)
         financing activities                               124,894       (362,480)      115,131               -        (122,455)
                                                     ---------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            (14,225)         1,080        (1,676)              -         (14,821)
Cash and cash equivalents, beginning of period               17,478         13,257         2,853               -          33,588
                                                     ---------------------------------------------------------------------------
Cash and cash equivalents, end of period             $        3,253   $     14,337  $      1,177   $           -  $       18,767
                                                     ===========================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                December 31, 2001
                             (dollars in thousands)

                                                                                                           Primedia Inc.
                                                             Guarantor       Non-Guarantor                     and
                                            Primedia Inc.  Subsidiaries      Subsidiaries   Eliminations   Subsidiaries
                                            -----------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents               $      17,478   $    13,257      $      2,853  $            -  $      33,588
    Accounts receivable, net                          991       241,817            32,896               -        275,704
    Intercompany receivables                      852,188       486,870            78,932      (1,417,990)             -
    Inventories, net                                    -        31,986             2,078               -         34,064
    Prepaid expenses and other                      8,849        45,371            10,392               -         64,612
                                            ----------------------------------------------------------------------------
       Total current assets                       879,506       819,301           127,151      (1,417,990)       407,968

Property and equipment, net                         6,590       109,909            53,735               -        170,234
Investment in and advances to subsidiaries      1,233,308             -                 -      (1,233,308)             -
Other intangible assets, net                        1,451       569,397            34,249               -        605,097
Goodwill, net                                      (6,077)    1,331,633            99,074               -      1,424,630
Other investments                                  39,777             -             6,216               -         45,993
Other non-current assets                             (106)       76,491             1,700               -         78,085
                                            ----------------------------------------------------------------------------
                                            $   2,154,449   $ 2,906,731      $    322,125  $   (2,651,298) $   2,732,007
                                            ============================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                        $       2,510   $   115,122      $     17,870  $            -  $     135,502
    Intercompany payables                               -       986,891           431,099      (1,417,990)             -
    Accrued interest payable                       33,568             -                 -               -         33,568
    Accrued expenses and other                     70,458       119,451            53,357               -        243,266
    Deferred revenues                              37,346       175,110            (4,830)              -        207,626
    Current maturities of long-term debt            4,319         3,934                12               -          8,265
                                            ----------------------------------------------------------------------------
       Total current liabilities                  148,201     1,400,508           497,508      (1,417,990)       628,227
                                            ----------------------------------------------------------------------------

Long-term debt                                  1,921,305        24,326                 -               -      1,945,631
                                            ----------------------------------------------------------------------------
Intercompany notes payable                              -     2,491,381           781,349      (3,272,730)             -
                                            ----------------------------------------------------------------------------
Deferred revenues                                   2,578        46,438                 -               -         49,016
                                            ----------------------------------------------------------------------------
Other non-current liabilities                           -        25,464             1,304               -         26,768
                                            ----------------------------------------------------------------------------
Exchangeable preferred stock                      562,957             -                 -               -        562,957
                                            ----------------------------------------------------------------------------

Shareholders' deficiency:
    Series J convertible preferred stock          122,015             -                 -                        122,015
    Common stock                                    2,509             -                 -               -          2,509
    Additional paid-in capital                  2,258,932             -                 -               -      2,258,932
    Accumulated deficit                        (2,772,201)   (1,081,036)         (957,817)      2,038,853     (2,772,201)
    Accumulated other comprehensive loss           (2,122)         (350)             (219)            569         (2,122)
    Unearned compensation                         (11,882)            -                 -               -        (11,882)
    Common stock in treasury, at cost             (77,843)            -                 -               -        (77,843)
                                            ----------------------------------------------------------------------------
       Total shareholders' deficiency            (480,592)   (1,081,386)         (958,036)      2,039,422       (480,592)
                                            ----------------------------------------------------------------------------

                                            $   2,154,449   $ 2,906,731      $    322,125  $   (2,651,298) $   2,732,007
                                            ============================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2001
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                        Guarantor       Non-Guarantor                     and
                                                        Primedia Inc.  Subsidiaries     Subsidiaries   Eliminations   Subsidiaries
                                                      ----------------------------------------------------------------------------
Sales, net                                            $            -   $  1,152,828     $     107,692   $  (46,481)   $  1,214,039
Operating costs and expenses:
     Cost of goods sold                                            -        279,371            76,559      (46,321)        309,609
     Marketing and selling                                         -        250,198            50,395            -         300,593
     Distribution, circulation and fulfillment                     -        185,288             3,575            -         188,863
     Editorial                                                     -         95,940            16,018            -         111,958
     Other general expenses                                        -        121,189            56,082            -         177,271
     Corporate administrative expenses (excluding
        non-cash compensation and non-recurring
        charges)                                              22,477            922             1,100         (160)         24,339
     Depreciation of property and equipment                    1,256         28,658            16,209            -          46,123
     Amortization of intangible assets, goodwill
        and other                                                401         90,898           148,644            -         239,943
     Non-cash compensation and non-recurring charges          19,603              -            40,564            -          60,167
     Provision for severance, closures and
        restructuring related costs                            7,305          7,024            13,806            -          28,135
     (Gain)/loss on sales of businesses and other,
        net                                                        -           (794)              362            -            (432)
                                                      ----------------------------------------------------------------------------

Operating income (loss)                                      (51,042)        94,134          (315,622)           -        (272,530)
Other income (expense):
     Provision for the impairment of investments             (80,358)             -            (8,134)           -         (88,492)
     Interest expense                                       (103,913)        (2,469)                -            -        (106,382)
     Amortization of deferred financing costs                   (603)        (9,404)                -            -         (10,007)
     Equity in losses of subsidiaries                       (392,441)             -                 -      392,441               -
     Intercompany management fees and interest               151,862       (151,862)                -            -               -
     Other, net                                              (26,862)        (1,389)             (281)           -         (28,532)
                                                      ----------------------------------------------------------------------------

Loss from continuing operations                             (503,357)       (70,990)         (324,037)     392,441        (505,943)

Discontinued operations                                            -          2,176               410            -           2,586
                                                      ----------------------------------------------------------------------------

Net loss                                              $     (503,357)  $    (68,814)    $    (323,627)  $  392,441    $   (503,357)
                                                      ============================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 2001
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                          Guarantor    Non-Guarantor                      and
                                                        Primedia Inc.   Subsidiaries   Subsidiaries   Eliminations    Subsidiaries
                                                       ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                          $     (503,357)  $    (68,814) $     (323,627) $     392,441  $     (503,357)

     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:           373,404        242,035         177,092       (392,441)        400,090
     Changes in operating assets and liabilities:             (53,925)        22,432         (12,770)             -         (44,263)
                                                       ----------------------------------------------------------------------------

       Net cash provided by (used in) operating
         activities                                          (183,878)       195,653        (159,305)             -        (147,530)
                                                       ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Additions to property, equipment and other, net             (858)       (18,711)        (19,570)             -         (39,139)
     Proceeds from sales of businesses and other, net               -          6,731               -              -           6,731
     (Payments) for businesses acquired, net of cash
        acquired                                                    -       (538,884)        106,849              -        (432,035)
     Payments for other investments                           (14,806)          (442)              -              -         (15,248)
                                                       ----------------------------------------------------------------------------

       Net cash provided by (used in) investing
         activities                                           (15,664)      (551,306)         87,279              -        (479,691)
                                                       ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Intercompany activity                                   (473,833)       455,950          17,883              -               -
     Borrowings under credit agreements                     1,384,700              -               -              -       1,384,700
     Repayments of borrowings under credit agreements      (1,450,700)             -               -              -      (1,450,700)
     Proceeds from issuances of 8 7/8% Senior Notes,
        net                                                   492,685              -               -              -         492,685
     Payments of acquisition obligation                        (3,310)        (5,523)              -              -          (8,833)
     Proceeds from issuances of common stock, net             130,100              -               -              -         130,100
     Proceeds from issuance of Series J Convertible
       Pref. Stock and related warrant                        125,000              -               -              -         125,000
     Dividends paid to preferred stock shareholders           (39,795)             -               -              -         (39,795)
     Deferred financing costs paid                            (16,790)             -               -              -         (16,790)
     Other                                                       (132)        (2,107)            (89)             -          (2,328)
                                                       ----------------------------------------------------------------------------

       Net cash provided by financing activities              147,925        448,320          17,794              -         614,039
                                                       ----------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              (51,617)        92,667         (54,232)             -         (13,182)
Cash and cash equivalents, beginning of period                  5,536         17,958             196              -          23,690
                                                       ----------------------------------------------------------------------------
Cash and cash equivalents, end of period               $      (46,081)  $    110,625  $      (54,036) $           -  $       10,508
                                                       ============================================================================

18.  SUBSEQUENT EVENTS

On October 7, 2002, the KKR Fund, ABBRA III LLC paid $13,885 for 383,574 shares of 8.625% Series H Exchangeable Preferred Stock. On November 5, 2002, ABBRA III LLC paid $1,527 for 44,000 shares of 8.625% Series H Exchangable Preferred Stock. These purchases bring its ownership of that series of preferred stock to 1,114,871 shares.

On October 7, 2002, the KKR Fund, ABBRA III LLC paid $11,755 for 324,713 shares of 9.20% Series F Exchangeable Preferred Stock to bring its ownership of that series of preferred stock to 551,963 shares.

On October 7, 2002, the KKR Fund, ABBRA III LLC paid $5,081 for 140,357 shares of 10.00% Series D Exchangeable Preferred Stock to bring its ownership of that series of preferred stock to 559,363 shares.

Through November 13, 2002, the KKR Fund has purchased $111,487 face value of 8.625% Series H Exchangeable Preferred Stock for $37,621, $55,196 face value of 9.20% Series F Exchangeable Preferred Stock for $18,946 and $55,936 of 10.00% Series D Exchangeable Preferred Stock for $19,818.

Subsequent to September 30, 2002, the Company purchased on the open market, in multiple transactions; $1,000 of the 10 1/4% Senior Notes for cash of $903, plus accrued interest, $5,500 of the 8 7/8% Senior Notes for cash of $4,893, plus accrued interest, $8,500 of the 8 1/2% Senior Notes for cash of $7,839, plus accrued interest and $7,500 of the 7 5/8% Senior Notes for cash of $6,613, plus accrued interest. The Company has the authority to expend up to $50,000 for the purchase of its senior notes, in private or public transactions. Through November 13, 2002, the Company has expended $39,389, including fees associated with the above mentioned purchases, to repurchase $44,825 of face value of the Senior Notes.

On November 4, 2002, the Company entered into a definitive agreement to sell its American Baby Group for total cash consideration of $115,000 to Meredith Corporation. Proceeds from the sale are expected to exceed its net carrying value and will likely be used to pay-down borrowings under the credit facilities. In accordance with SFAS 144, the operating results of the American Baby Group will be reclassified to discontinued operations effective during the fourth quarter of 2002.

The following tables represent reported sales, net and reported EBITDA for the nine and three months ended September 30, 2002 and 2001, adjusted for the divestiture of the American Baby Group.

                                             Nine months ended                    Three months ended
                                               September 30,                         September 30,
                                          2002              2001               2002               2001
                                     --------------    --------------     ---------------     --------------
Sales, net (as reported)             $    1,219,817    $    1,214,039     $       399,960     $      396,605

Effect of the sale of the
  American Baby Group                       (42,433)          (47,429)            (13,777)           (15,125)
                                     --------------    --------------     ---------------     --------------

Sales, net (as restated)             $    1,177,384    $    1,166,610     $       386,183     $      381,480
                                     ==============    ==============     ================    ==============

                                              Nine months ended                    Three months ended
                                                September 30,                         September 30,
                                         2002              2001                  2002             2001
                                     --------------    --------------     ---------------    --------------
EBITDA (as reported)                 $      158,705    $      107,883     $        65,178     $       28,500

Effect of the sale of the
  American Baby Group (1)                    (7,371)           (2,475)             (3,806)               (20)
                                     --------------    --------------     ---------------     --------------

EBITDA (as restated)                 $      151,334    $      105,408     $        61,372     $       28,480
                                     ==============    ==============     ===============     ==============

(1) Includes expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs.

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

The Company's consumer segment produces and distributes content for various niche consumer markets through magazines, guides, videos and over the Internet. The consumer segment includes the Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About.com, Inc. ("About").

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

The information presented below includes certain intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations represent intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intercompany transactions, which represent transactions between operating units within the same business segment or transactions between operating units in different business segments, are eliminated in consolidation.

Management believes a meaningful comparison of the results of operations for the nine and three months ended September 30, 2002 and 2001 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management is evaluating for turnaround or shutdown. The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacon's (divested in November 2001) and certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or divested. In addition, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $7,600 were allocated to the Non-Core Businesses during the nine months ended September 30, 2002 and 2001, respectively, and $0 and $2,500 were allocated to the Non-Core Businesses during the three months ended September 30, 2002 and 2001, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, will be permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. For the nine months ended September 30, 2002, the Company has reclassified certain product lines as Non-Core Businesses and in certain instances has restated prior periods accordingly. The Company believes that the amounts that have not been restated are not significant. Effective June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional balances be allocated to the Non-Core Businesses subsequent to June 30, 2002.

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

                         Primedia Inc. and Subsidiaries
                  Unaudited Results of Consolidated Operations
                             (dollars in thousands)

                                                       Nine Months Ended                Three Months Ended
                                                         September 30,                     September 30,
                                                     2002             2001             2002              2001
                                                --------------    -------------    -------------     ------------
Sales, Net:
     Continuing Businesses:
         Consumer                               $    1,031,827    $     873,778    $     347,754     $    293,637
         Business-to-business                          267,952          325,977           80,485           96,905
         Eliminations                                  (93,453)         (43,167)         (28,279)         (12,530)
                                                --------------    -------------    -------------     ------------
            Subtotal                                 1,206,326        1,156,588          399,960          378,012
     Non-Core Businesses                                13,491           57,451                -           18,593
                                                --------------    -------------    -------------     ------------
            Total                               $    1,219,817    $   1,214,039    $     399,960     $    396,605
                                                ==============    =============    =============     ============

EBITDA:
     Continuing Businesses:
         Consumer                               $      162,282    $     101,425    $      64,832     $     27,221
         Business-to-business                           24,804           54,674            8,004           14,888
         Corporate                                     (25,128)         (24,499)          (7,658)          (8,260)
                                                --------------    -------------    -------------     ------------
            Subtotal                                   161,958          131,600           65,178           33,849
     Non-Core Businesses                                (3,253)         (23,717)               -           (5,349)
                                                --------------    -------------    -------------     ------------
            Total                               $      158,705    $     107,883    $      65,178     $     28,500
                                                ==============    =============    =============     ============

Operating Income (Loss):
     Continuing Businesses:
         Consumer                               $       65,870    $    (169,975)   $      28,092     $   (127,301)
         Business-to-business                          (12,211)           3,639           (6,466)          (7,884)
         Corporate                                     (50,042)         (53,346)         (10,114)         (18,650)
                                                --------------    -------------    -------------     ------------
            Subtotal                                     3,617         (219,682)          11,512         (153,835)
     Non-Core Businesses                                (6,336)         (52,848)               -          (22,665)
                                                --------------    -------------    -------------     ------------
            Total                                       (2,719)        (272,530)          11,512         (176,500)

Other Income (Expense):
     Provision for the impairment of investments       (15,698)         (88,492)          (8,140)         (57,684)
     Interest expense                                 (107,130)        (106,382)         (35,265)         (39,542)
     Amortization of deferred
         financing costs                                (2,608)         (10,007)            (885)            (944)
     Other, net                                           (277)         (28,532)           1,391           (1,210)
                                                --------------    -------------    -------------     ------------
Loss from Continuing Operations Before Income
  Taxes                                               (128,432)        (505,943)         (31,387)        (275,880)

Deferred (Provision) Benefit for Income Taxes          (45,500)               -           19,000                -
                                                --------------    -------------    -------------     ------------

Loss from Continuing Operations                       (173,932)        (505,943)         (12,387)        (275,880)

Discontinued Operations                                 35,906            2,586           26,755           (1,989)

Cumulative Effect of a Change in Accounting
     Principle (from the adoption of Statement
       of Financial Accounting Standards
       No. 142)                                       (388,508)               -                -                -
                                                --------------    -------------    -------------     ------------

Net Income (Loss)                               $     (526,534)   $    (503,357)   $      14,368     $   (277,869)
                                                ==============    =============    =============     ============

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 4.3% to $1,206,326 in 2002 from $1,156,588 in 2001, due to growth in the consumer segment of $158,049 partially offset by a decline in the business-to-business segment of $58,025, further detailed below. Total sales, including Continuing and Non-Core Businesses, increased 0.5% to $1,219,817 in 2002 from $1,214,039 in 2001. The adoption of
Emerging Issues Task Force ("EITF") Consensus No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $15,503 for the nine months ended September 30, 2001.

During 2002 and 2001, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was $5,590 and $50,561 during the nine months ended September 30, 2002 and 2001, respectively. In addition, for the nine months ended September 30, 2002 and 2001, revenue from barter transactions was approximately $12,000 and $35,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 23.1% to $161,958 in 2002 from $131,600 in 2001, due to a increase of $60,857 related to the consumer segment, partially offset by a decrease in the business-to-business segment of $29,870, further detailed below. It is management's belief that results during the remainder of 2002 will benefit from seasonally stronger operating results as well as anticipated cost savings from previously enacted cost cutting initiatives. The Company has taken cost cutting actions during the past year which have resulted in approximately $100,000 in total cost reductions for the nine months ended September 30, 2002 over 2001. Total EBITDA, including Continuing and Non-Core Businesses, increased 47.1% to $158,705 in 2002 from $107,883 in 2001 primarily due to the EBITDA change detailed above and a decline in the EBITDA losses of the non-core segment, as the result of the closure of the Non-Core Business segment as well as the timing of the divestitures.

Operating income (loss) from Continuing Businesses was $3,617 in 2002 compared to ($219,682) in 2001. The change in Operating income (loss) was primarily due to an increase in EBITDA from Continuing Business of $30,358 and decrease in amortization expense of $147,557, including impairments, primarily due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill and certain indefinite lived intangibles. In addition, there was a decrease of $49,555 related to non-cash compensation expense in connection with acquisitions. Total operating loss, including Continuing and Non-Core Businesses, was $2,719 in 2002 compared to $272,530 in 2001.

Interest expense increased by $748 or 0.7% in 2002 compared to 2001. This increase is due to borrowings of $265,000 under the bank credit facilities to partially finance the EMAP Inc. ("EMAP") acquisition. This increase was partially offset by the Company's use of divestiture proceeds to pay-down the Company's borrowings under its Credit Facilities, as well as a reduction in interest rates.

In connection with the adoption of SFAS 142, during the nine months ended September 30, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508 within cumulative effect of a change in accounting principle, which was recorded effective January 1, 2002. In addition, the Company recorded $45,500 of related non-cash deferred income tax expense. In addition, during 2002, the Company completed the sale of the Modern Bride Group ("MBG"), ExitInfo, CHICAGO, HORTICULTURE and DOLL READER and, as a result of adopting SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," reclassified the financial results of the divested units into discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2002 and 2001. SFAS 144 requires sales or disposals of long-lived assets that meet the criteria of SFAS 144, to be classified, on the statement of operations, as discontinued operations and to restate prior periods accordingly (see Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144). These divestitures were part of the Company's planned program which targeted the divestiture of $250,000 of Non-Core assets.

CONSUMER SEGMENT:

Consumer Segment (including Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales from Continuing Businesses increased 18.1% to $1,031,827 in 2002 from $873,778 in 2001, before intercompany eliminations. This increase was due primarily to the acquisition of EMAP ($184,828) whose results are included for periods subsequent to its acquisition partially offset by declines at certain Broadreach titles and certain enthusiast publications ($19,750), weakness at About ($10,854) and net declines at various other Consumer Segment units primarily due to industry-wide advertising softness. Intercompany eliminations of $72,575 in 2002 and $34,155 in 2001, represent intersegment sales ($3,112 and $2,434 for the nine months ended September 30, 2002 and 2001, respectively) and intrasegment sales ($69,463 and $31,721 for the nine months ended September 30, 2002 and 2001, respectively) which are eliminated in consolidation. New media sales from Continuing Businesses decreased 1.4% to $64,222 in 2002 from $65,130 in 2001, primarily due to decreases at About, which more than offset organic growth at apartmentguide.com and the inclusion of Emap for the period subsequent to the acquisition date. The declines at About primarily relate to the Company's reduction in certain "non-cash" revenue items such as barter and assets-for-equity. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Total Consumer Segment sales, including Continuing and Non-Core Businesses, for the nine months ended September 30, 2001 reflects a reclassification related to the adoption of EITF 00-25 and EITF 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $15,503, and a corresponding reduction of distribution, circulation and fulfillment expense on the condensed statements of consolidated operations for the nine months ended September 30, 2001. Revenue recognized in connection with assets-for-equity transactions was $2,500 and $41,596 for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, revenue from barter transactions was approximately $7,000 and $27,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 60.0% to $162,282 in 2002 from $101,425 in 2001. This increase was due primarily to the acquisition of EMAP ($36,193) whose results are included for periods subsequent to its acquisition date and strength at Consumer Guides and certain Broadreach titles ($25,820), partially offset by net decreases in EBITDA at various Consumer Segment units, primarily due to industry-wide advertising softness and reduced newsstand sales. The EBITDA margin increased to 15.7% in 2002 compared to 11.6% in 2001 primarily due to cost cutting measures enacted during 2002 and 2001.

During the nine months ended September 30, 2002, the Company completed the sale of the MBG, which includes MODERN BRIDE plus 16 regional bridal magazines, ExitInfo, CHICAGO, HORTICULTURE and DOLL READER. In accordance with SFAS 144, the operating results of these divested entities have been reclassified to discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2002 and 2001. Sales from Continuing Businesses excludes sales from discontinued operations of $28,590 and $61,364 during the nine months ended September 30, 2002 and 2001, respectively. EBITDA from Continuing Businesses excludes EBITDA gains (losses) from discontinued operations of $(918) and $5,915 during the nine months ended September 30, 2002 and 2001, respectively.

Operating income (loss) from Continuing Businesses, was $65,870 in 2002 compared to $(169,975) in 2001. The increase in operating income was attributable to the increase in EBITDA, a decrease in amortization expense ($137,712), including impairments, primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and certain indefinite lived intangibles and a decrease in non-cash compensation expense in connection with the merger with About ($35,543).

BUSINESS-TO-BUSINESS:

Business-to-Business Segment (including Business Magazines and Media Group, Workplace Learning and PRIMEDIA Information):

Sales from Continuing Businesses decreased 17.8% to $267,952 in 2002 from $325,977 in 2001, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines and the timing of trade shows ($47,807) as well as net revenue declines at other business-to-business units. Intercompany eliminations of $20,878 in 2002 and $9,012 in 2001, represent intersegment sales ($1,907 and $24 for the nine months ended September 30, 2002 and 2001, respectively) and intrasegment sales ($18,971 and $8,988 for the nine months ended September 30, 2002 and 2001, respectively) which are eliminated in consolidation. New media sales from Continuing Businesses increased 14.3% to $10,625 in 2002 from $9,292 in 2001. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was $3,090 and $8,965 for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, revenue from barter transactions was approximately $5,000 and $8,000, respectively, with equal related expense amounts in each year.

EBITDA from Continuing Businesses decreased 54.6% to $24,804 in 2002 from $54,674 in 2001. This decrease was due primarily to industry-wide advertising weakness at the Business Magazines & Media Group ($27,042). The EBITDA margin decreased to 9.3% in 2002 compared to 16.8% in 2001 primarily due to softness in business-to-business advertising partially offset by cost cutting measures, including significant staff reductions in the Business Magazines and Media Group.

Operating income (loss) from Continuing Businesses, was ($12,211) in 2002 compared to $3,639 in 2001. The decrease in operating income was attributable to the decrease in EBITDA which was partially offset by a decrease in amortization expense ($10,007), including impairments, primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles and a decrease in restructuring and restructuring related charges ($4,165).

CORPORATE:

Corporate expenses increased to $25,128 in 2002 from $24,499 in 2001. This increase was due to increased professional fees and certain incremental technology and consulting costs relating to cost saving actions partially offset by cost saving actions taken, including headcount reductions.

Corporate operating loss decreased to $50,042 in 2002 from $53,346 in 2001. Operating loss includes $6,282 and $19,603 of non-cash compensation and non-recurring charges during the nine months ended September 30, 2002 and 2001, respectively, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes, provisions for severance, closures and restructuring related costs of $16,068 and $7,305 during the nine months ended September 30, 2002 and 2001, respectively. The provision for severance, closures and restructuring related costs is comprised primarily of real estate lease commitments for space that the Company no longer occupies.

NON-CORE BUSINESSES:

Sales from Non-Core Businesses decreased to $13,491 in 2002 from $57,451 in 2001 primarily due to the closure or divestiture of the Non-Core Businesses.

EBITDA from the Non-Core Businesses was $(3,253) in 2002 compared to $(23,717) in 2001. Corporate administrative costs of approximately $1,900 and $7,600 were allocated to the Non-Core Businesses during the nine months ended September 30, 2002 and 2001, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, will be permanently reduced or eliminated due to the shutdown or divestiture of the Non-Core Businesses.

Operating loss from Non-Core Businesses decreased to $6,336 in 2002 from $52,848 in 2001 due primarily to the closure or divestiture of the Non-Core Businesses.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001:

CONSOLIDATED RESULTS:

Sales from Continuing Businesses increased 5.8% to $399,960 in 2002 from $378,012 in 2001, due to growth in the consumer segment of $54,117 partially offset by a decline in the business-to-business segment of $16,420, further detailed below. Total sales, including Continuing and Non-Core Businesses, increased .8% to $399,960 in 2002 from $396,605 in 2001. The adoption of EITF Consensus No. 00-25 and EITF Consensus No. 01-9, resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the condensed statements of consolidated operations, to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $5,833 for the three months ended September 30, 2001.

During 2002 and 2001, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was $1,059 and $3,699 during the three months ended September 30, 2002 and 2001, respectively. In addition, for the three months ended September 30, 2002 and 2001, revenue from barter transactions was approximately $3,000 and $9,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 92.6% to $65,178 in 2002 from $33,849 in 2001, due to an increase of $37,611 related to the consumer segment, partially offset by a decrease in the business-to-business segment of $6,884, further detailed below. It is management's belief that results during the remainder of 2002 will benefit from seasonally stronger operating results as well as anticipated cost savings from previously enacted cost cutting initiatives. Total EBITDA, including Continuing and Non-Core Businesses, increased 128.7% to $65,178 in 2002 from $28,500 in 2001 primarily due to an increase in the consumer segment.

Operating income (loss) from Continuing Businesses was $11,512 in 2002 compared to ($153,835) in 2001. This increase in operating income was due to a increase in EBITDA from Continuing Businesses of $31,329 and a decrease in amortization expense of $77,725, including impairments, primarily due to the adoption of SFAS No. 142 which eliminated the amortization of goodwill and indefinite lived intangibles. In addition, there was a decrease of $11,490 related to provisions for severance, closures and restructuring related costs, and a decrease of $44,574 related to non-cash compensation and non-recurring charges. Total operating income (loss), including Continuing and Non-Core Businesses, was $11,512 in 2002 compared to ($176,500) in 2001.

Interest expense decreased by $4,277 or 10.8% in 2002 compared to 2001. This decrease is due to reduced interest rates during 2002.

In connection with the adoption of SFAS 142, during the three months ended September 30, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $366,973 within cumulative effect of a change in accounting principle, which was recorded effective January 1, 2002. In addition, the Company recorded $19,000 of related non-cash deferred income tax benefit. The Company expects that it will record an additional $4,000 to increase the valuation allowance during the remaining three months of 2002, before considering the impact of any additional impairment of goodwill. In addition, during 2002, the Company completed the sale of MBG, ExitInfo, CHICAGO, HORTICULTURE and DOLL READER and, as a result of adopting SFAS 144, reclassified the financial results of the divested units into discontinued operations on the condensed statements of consolidated operations for the three months ended September 30, 2002 and 2001. SFAS 144 requires sales or disposals of long-lived assets that meet the criteria of SFAS 144, to be classified, on the statement of operations, as discontinued operations and to restate prior periods accordingly (see Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144). These divestitures were part of the Company's planned program which targeted the divestiture of $250,000 of Non-Core assets.

CONSUMER:

Consumer Segment (including Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales from Continuing Businesses increased 18.4% to $347,754 in 2002 from $293,637 in 2001, before intercompany eliminations. This increase was due primarily to the acquisition of EMAP ($44,913) whose results are included for periods subsequent to its acquisition and strength at Consumer Guides ($5,776). Intercompany eliminations of $22,929 in 2002 and $9,079 in 2001, represent intersegment sales ($1,064 and $718 for the three months ended September 30, 2002 and 2001, respectively) and intrasegment sales ($21,865 and $8,361 for the three months ended September 30, 2002 and 2001, respectively) which are eliminated in consolidation. New media sales from Continuing Businesses increased 19.4% to $21,184 in 2002 from $17,744 in 2001, primarily due to the acquisition of EMAP as well as the organic growth at apartmentguide.com. These new media sales include the allocation of bundled revenues (print and online billed together) and various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Total Consumer Segment sales, including Continuing and Non-Core Businesses, for the three months ended September 30, 2001 reflects a reclassification related to the adoption of EITF 00-25 and EITF 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $5,833, and a corresponding reduction of distribution, circulation and fulfillment expense on the condensed statements of consolidated operations for the three months ended September 30, 2001. Revenue recognized in connection with assets-for-equity transactions was $222 and $1,728 for the three months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, revenue from barter transactions was approximately $1,300 and $7,000, respectively, with equal related expense amounts in each period.

EBITDA from Continuing Businesses increased 138.2% to $64,832 in 2002 from $27,221 in 2001. This increase was due primarily to the EBITDA increase from the acquisition of EMAP ($9,418) whose results are included for periods subsequent to its acquisition date, increases at certain broadreach and enthusiast titles ($15,177), strength at Consumer Guides ($5,477) and About ($3,330) and net increases in EBITDA at various Consumer Segment units. The EBITDA margin increased to 18.6% in 2002 compared to 9.3% in 2001 primarily due to cost cutting measures enacted during 2002 and 2001.

During the third quarter of 2002, the Company completed the sale of CHICAGO, HORTICULTURE and DOLL READER. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended September 30, 2002 and 2001. Sales from Continuing Businesses excludes sales from discontinued operations of $4,675 and $16,185 during the third quarter of 2002 and 2001, respectively. EBITDA from Continuing Businesses excludes EBITDA from discontinued operations of ($697) and ($879) during the third quarter of 2002 and 2001, respectively.

Operating income (loss) from Continuing Businesses, was $28,092 in 2002 compared to ($127,301) in 2001. The increase in operating income was attributable to the increase in EBITDA, a decrease in amortization expense ($72,357), including impairments, primarily due to the adoption of SFAS 142 which eliminated the amortization of goodwill and indefinite lived intangibles, a reduction in non-cash compensation and non-recurring charges ($38,800) and a reduction in restructuring and restructuring related costs ($8,751).

BUSINESS-TO-BUSINESS:

Business-to-Business Segment (including Business Magazines and Media Group, Workplace Learning and PRIMEDIA Information):

Sales from Continuing Businesses decreased 16.9% to $80,485 in 2002 from $96,905 in 2001, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines and the timing of trade shows ($14,715). Intercompany eliminations of $5,350 in 2002 and $3,451 in 2001, represent intersegment sales ($604 and $1 for the three months ended September 30, 2002 and 2001, respectively) and intrasegment sales ($4,746 and $3,450 for the three months ended September 30, 2002 and 2001, respectively) which are eliminated in consolidation. New media sales from Continuing Businesses increased 2.4% to $2,945 in 2002 from $2,875 in 2001. These new media sales include various intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Revenue recognized in connection with assets-for-equity transactions was $837 and $1,971 for the three months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, revenue from barter transactions was approximately $1,700 and $2,000, respectively, with equal related expense amounts in each year.

EBITDA from Continuing Businesses decreased 46.2% to $8,004 in 2002 from $14,888 in 2001. This decrease was due primarily to weakness at the Business Magazines & Media Group ($8,695) partially offset by improved performance at other business-to-business segment units. The EBITDA margin decreased to 9.9% in 2002 compared to 15.4% in 2001 primarily due to softness in business-to-business advertising. For the three months ended September 30, 2002 and 2001, respectively, approximately 40% and 31% of the segment's EBITDA came from non-advertising sources, including database products, books, exhibitions, conferences and training services.

Operating loss from Continuing Businesses, was $6,466 in 2002 compared to $7,884 in 2001. The decrease in operating loss was attributable to a decrease in amortization expense ($5,421), including impairments, primarily due to the adoption of SFAS 142, which eliminated the amortization of goodwill and indefinite lived intangibles and a reduction in restructuring and restructuring related costs ($2,439). The decrease in amortization expense and the reduction in restructuring and restructuring related costs more than offset the decrease in EBITDA.

CORPORATE:

Corporate expenses decreased to $7,658 in 2002 from $8,260 in 2001 due to cost saving actions taken, including headcount reductions.

Corporate operating loss was $10,114 in 2002 compared to $18,650 in 2001. Operating loss includes $1,848 and $7,679 of non-cash compensation and non-recurring charges during the three months ended September 30, 2002 and 2001, respectively, primarily representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes, provisions for severance, closures and restructuring related costs of ($378) and $2,099 during the three months ended September 30, 2002 and 2001, respectively. The provision for severance, closures and restructuring related costs is comprised primarily of real estate lease commitments for space that the Company no longer occupies.

NON-CORE BUSINESSES:

Effective June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional balances be allocated to the Non-Core Businesses subsequent to June 30, 2002.

LIQUIDITY, CAPITAL AND OTHER RESOURCES

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

WORKING CAPITAL

Consolidated working capital deficiency, which includes current maturities of long-term debt, was $257,405 at September 30, 2002 compared to $220,259 at December 31, 2001. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

At September 30, 2002, the Company had cash and unused credit facilities of approximately $274,000 as further discussed below. The Company believes that due substantially to anticipated asset sale proceeds, seasonal working capital trends and improved operating performance, the amount of cash and unused credit facilities will increase at December 31, 2002. In addition, there are no material required debt repayments until June 1, 2004. A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our credit facilities. As of November 1, 2002, the Company's senior debt rating from Moody's was B3 and from Standard and Poor's was B. In August 2002, Standard and Poor's removed the debt from Credit Watch.

CAPITAL AND OTHER RESOURCES

PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which are incompatible. Incompatible financial systems across PRIMEDIA have negatively impacted the Company's ability to efficiently analyze data and respond to business opportunities on a timely basis. Significant capital expenditures are necessary to upgrade and standardize financial systems across the Company. Despite the economic slowdown, the Company is engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient.

The decline in advertising revenues has necessitated cost cuts including the reduction of certain back office personnel at the Company. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, due to the increased volume of work being generated in the financial area, among other things, by the process of converting its systems. The Company believes that it has in place, the necessary financial workforce to analyze data and is looking to put in place additional financial personnel, during the period prior to the completion of the financial systems upgrade, in order to improve the efficiency of financial analysis and mitigate the risk of employee turnover.

The Company's management is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel, the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure. To mitigate management's concerns regarding the hiring and retention of qualified financial personnel and to ensure future stability in the financial workforce, the Company has upgraded the skill level of its back office personnel, has consolidated certain back office functions and has cross trained and continues to cross train individuals in the performance of multiple job functions and is aggressively recruiting to strengthen and increase its financial resources. To address management's concerns regarding the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has begun to install an integrated enterprise-wide financial system across all companies. Several smaller units have already been converted to an integrated enterprise-wide financial system this year with the remaining units to be converted over the next 18 months. Despite the difficult economic environment, the Company plans to spend approximately $7,100 on the systems upgrade this year, of which approximately $3,200 has been spent during the nine months ended September 30, 2002. However, it will take approximately 18-24 months to complete the systems upgrade and fully realize the planned benefits of an integrated enterprise-wide financial system. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

In addition to the upgrade and standardization of financial systems, the Company anticipates that a capital investment will be required after 2004 to continue the current business operations and to maintain profit margins of ChannelOne.

CASH FLOW - 2002 COMPARED TO 2001

Net cash provided by (used in) operating activities, as reported, during 2002, after interest payments of $95,184, increased to $12,429 as compared to ($147,530) during 2001, primarily due to an increase in EBITDA, increased collections of trade receivables of $20,554, reduced payments related to accrued expenses and other current liabilities of $29,889, a reduction in the prepayment of expenses and other assets of $61,450, as well as other working capital changes. Net capital expenditures decreased 30.0% to $27,404 during 2002 compared to $39,139 during 2001 due primarily to reduced levels of capital expenditures during 2002. Net cash provided by (used in) investing activities during 2002 was $95,205 compared to ($479,691) during 2001. The increase in cash provided from investing activities is due to reduced acquisition activity during 2002 and increased proceeds from the sales of businesses in connection with the Company's plans to divest businesses. Net cash provided by (used in) financing activities during 2002 was ($122,455) compared to $614,039 during 2001. The change was primarily attributable to proceeds from the 2001 issuances of senior notes and convertible preferred stock of $617,685.

 FINANCING ARRANGEMENTS

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

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

- a $475,000 revolving loan facility, of which $200,000 was outstanding at September 30, 2002.
-    a term loan A, of which $100,000 was outstanding at September 30, 2002; and
-    a term loan B, of which $420,750 was outstanding at September 30, 2002.

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar rate plus 2.75%. At September 30, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.5%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the new credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first nine months of 2002, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

The commitments under the revolving loan commitment are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $23,750 in 2004, $47,500 in 2005,

$71,250 in 2006, $142,500 in 2007 and a final reduction of $190,000 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the bank credit facilities are $2,125 in 2002, $4,250 in 2003, $16,750 in 2004, $29,250 in 2005, 2006 and 2007, $16,750 in 2008 and $393,125 in
2009.

The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on and or repurchases of the Company's common stock in excess of $75,000 in any given year.

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

As of September 30, 2002, the Company had $720,750 borrowings outstanding, approximately $19,500 letters of credit outstanding and unused bank commitments of approximately $255,000 under the bank credit facilities.

As a result of the refinancing of the Company's existing bank credit facilities, during the second quarter of 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This write-off is included within amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2001.

The 10 1/4% Senior Notes mature in June 2004, the 8 1/2% Senior Notes mature in February 2006, the 7 5/8% Senior Notes mature in April 2008 and the 8 7/8% Senior Notes mature in May 2011.

During the third quarter of 2002, the Board of Directors authorized the Company to expend up to $20,000 for the purchase of its senior notes in private or public transactions. On October 4, 2002, the Board of Directors increased the authorization to an aggregate of $50,000. During the nine months ended September 30, 2002, the Company repurchased $14,825 of the 10 1/4% Senior Notes for $13,397 plus accrued interest, $1,000 of the 7 5/8% Senior Notes for $763 plus accrued interest and $6,500 of the 8 7/8% Senior Notes for $4,981 plus accrued interest. The Senior Note purchases include fees associated with these purchases.

The Company has no special purpose entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business and the contingent liability with NBC Sports relating to the Gravity Games, which are more fully disclosed below. In addition, on a regular basis the Company holds meetings with its shareholders, bondholders, banks and the rating agencies to discuss the operating performance of the Company.

The Company is in compliance with the financial and operating covenants of its financing arrangements. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner. To provide greater clarity, as of and for the nine months ended September 30, 2002, the Company has in addition made information available to its banks and certain other lending institutions as to the composition of its intercompany transactions (including licensing and cross promotion) and Asset-for-Equity transactions.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage test in the credit agreements. The purpose for providing this information is to provide more clarity as to the substantial amount of disclosure already provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit and senior note agreements for purposes of determining compliance with certain financial covenants under these agreements. The Company has established intercompany arrangements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms' length basis and as permitted by the credit and senior note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content and promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation. Additionally, the EBITDA of the Restricted Group, as determined in accordance with these agreements, omits restructuring charges and is adjusted for trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

As calculated per the definition within leverage covenants in the Company's credit agreement, EBITDA of the Restricted Group (as defined) for the twelve and three months ended September 30, 2002 was $360,580 and $97,674, respectively. The EBITDA of the Restricted Group can be derived by adding back the EBITDA loss of the Unrestricted Group to the EBITDA set forth on the condensed statements of consolidated operations and adding back the net proforma effect of acquisitions/divestitures and other adjustments.

The EBITDA set forth on the condensed statements of consolidated operations for the twelve and three months ended September 30, 2002 was $211,567 and $65,178, respectively. The EBITDA of the Unrestricted Group for the twelve and three months ended September 30, 2002 was a loss of $155,662 and $34,996.

Adjustments (such as divestitures and non-recurring cash charges), which are included in the compliance calculations, were ($6,649) for the twelve months ended September 30, 2002 and ($2,500) for the three months ended September 30, 2002. The EBITDA loss of the Unrestricted Group is comprised of the following categories in the following percentages for the twelve months ended September 30, 2002: Internet properties 63%; traditional turnaround and start-up properties 26%; non-core properties 6%; and related overhead and other charges 5%. The EBITDA loss of the Unrestricted Group is comprised of the following categories in the following percentages for the three months ended September 30, 2002: Internet properties 62%; traditional turnaround and start-up properties 31%; and related overhead and other charges 7%. The majority of the losses on Internet Properties for the twelve months ended September 30, 2002 relate to intercompany transactions (including trademark/content licensing and cross promotion).

The calculation of the Company's leverage ratio, as required under the credit agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At September 30, 2002, this leverage ratio was approximately 5.2 to 1, an improvement from the corresponding ratio at June 30, 2002 of approximately 5.6 to 1.

The contractual obligations of the Company as of September 30, 2002, are as follows:

                                                                    LESS THAN                                         AFTER
CONTRACTUAL CASH OBLIGATIONS                        TOTAL            1 YEAR          1-3 YEARS     4-5 YEARS         5 YEARS
----------------------------                    --------------     -----------      -----------    ----------      -----------
Long-term debt..............................    $    1,840,505     $     4,250      $   118,675    $  357,990      $ 1,359,590
Capital lease obligations...................            25,481           3,632            5,183         3,182           13,484
Operating leases............................           163,110          35,160           62,517        44,792           20,641
                                                --------------     -----------      -----------    ----------      -----------
Total Contractual Cash Obligations..........    $    2,029,096     $    43,042      $   186,375    $  405,964      $ 1,393,715
                                                ==============     ===========      ===========    ==========      ===========

The Company has other commitments in the form of letters of credit of approximately $19,500 aggregate face value which expire before the end of 2002.

OTHER ARRANGEMENTS

In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,731 and $8,530 was recorded for the nine months ended September 30, 2002 and 2001, respectively, and $479 and $3,656 was recorded for the three months ended September 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,428 and $7,035 was recorded for the nine months ended September 30, 2002 and 2001, respectively, and $395 and $3,015 was recorded for the three months ended September 30, 2002 and 2001, respectively. This non-cash compensation reflects pro rata vesting on a graded basis. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

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

SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Assuming the Company had accounted for the options in accordance with SFAS 123, the estimated non-cash option expense would have approximated $27,400 and $8,800 during the nine and three months ended September 30, 2002. As of September 30, 2002, approximately 27% of the stock options outstanding were granted in connection with the About merger. The options granted in connection with the About merger replaced options granted to certain employees of About prior to the merger. Approximately 45% of the About replacement options will have expired or have been forfeited prior to December 31, 2002, and the majority of the remaining About options are expected to expire during 2003. We do not expect a material amount of these options to be exercised, as the various exercise prices of the outstanding options significantly exceed the current price of the underlying stock.

During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to approximately $100,000 of exchangeable preferred stock. During May 2002, the Board of Directors increased the authorization to an aggregate of approximately $165,000 of exchangeable preferred stock. During the nine months ended September 30, 2002, the Company exchanged $23,013, face value of Series D Exchangeable Preferred Stock for 4,467,033 shares of common stock, $22,667, face value of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761, face value of Series H Exchangeable Preferred Stock for 5,508,050 shares of common stock. The Company expects to realize approximately $7,000 in annualized cash savings from reduced dividend payments associated with its exchangeable preferred stock.

FINANCING ARRANGEMENTS - EMAP FINANCING

On August 24, 2001, the Company acquired, by merger, 100% of the outstanding common stock of the publishing business of EMAP. The strategic acquisition of EMAP has strengthened the Company's unique mix of category specific endemic advertising as well as circulation revenue. This acquisition solidified PRIMEDIA as the leader in the specialty magazine industry in terms of revenue and single copy sales. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

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

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (99,733 shares of Series J Convertible Preferred Stock) valued at $12,466 during the nine months ended September 30, 2002 and (34,272 shares of Series J Convertible Preferred Stock) valued at $4,284 during the three months ended September 30, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined. In addition, the Company was required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants was contingent upon the length of time that the Series J Convertible Preferred Stock was outstanding. As the Series J Convertible Preferred Stock was outstanding for three, six, nine and twelve months from the date of issuance, KKR 1996 Fund received the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. The Company ascribed a value of $498, $2,160, $1,988 and $1,743 respectively, to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control.

The 1,250,000 commitment warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $9,679 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company accreted the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid in capital using the effective interest method over a one year period as the earliest date at which the preferred stock was convertible was one year from the date of issuance. The accretion was deducted in the calculation of loss applicable to common shareholders.

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

During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc., with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The maximum amounts for which PRIMEDIA could be liable would be $1,125 in 2002 and $2,200 in 2003. As these liabilities will be contingent on the LLC's failure to pay and, in the case of the 2003 liability, the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of September 30, 2002; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC ($2,269) is reflected as a component of other investments on the accompanying condensed consolidated balance sheet at September 30, 2002. The Company's share of the LLC's losses ($184) is reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 2002.

As of and for the nine months ended September 30, 2002, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

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

Details of the initiatives implemented and the payments made in furtherance of these plans during the nine-month periods ended September 30, 2002 and 2001 are presented in the following tables:



                                                         NET PROVISION                PAYMENTS
                                                           FOR THE                   DURING THE
                                                          NINE MONTHS                NINE MONTHS
                                                            ENDED                       ENDED               LIABILITY AS OF
                               LIABILITY AS OF            SEPTEMBER 30,              SEPTEMBER 30,           SEPTEMBER 30,
                               JANUARY 1, 2002              2002                        2002                     2002
                           ---------------------      ---------------------      --------------------    ---------------------
Severance and
  closures:
  Employee-related
  termination costs.       $               9,043      $               6,052      $             (8,435)   $               6,660
  Termination of
  contracts...........                     2,318                       (137)                   (1,348)                     833
  Termination of
  leases related to
  office closures.....                    13,037                     20,570                    (7,056)                  26,551
                           ---------------------      ---------------------      --------------------    ---------------------
                                          24,398                     26,485                   (16,839)                  34,044
                           ---------------------      ---------------------      --------------------    ---------------------
Restructuring
  related:
  Relocation and
  other employee
  costs...............                         -                        765                      (765)                       -
                           ---------------------      ---------------------      --------------------    ---------------------
                                               -                        765                      (765)                       -
                           ---------------------      ---------------------      --------------------    ---------------------
Total severance,
  closures and
  restructuring
  related costs.......     $              24,398      $              27,250      $            (17,604)   $              34,044
                           =====================      =====================      ====================    =====================


                                                         NET PROVISION                PAYMENTS
                                                           FOR THE                   DURING THE
                                                          NINE MONTHS                NINE MONTHS
                                                          ENDED                         ENDED               LIABILITY AS OF
                               LIABILITY AS OF            SEPTEMBER 30,              SEPTEMBER 30,           SEPTEMBER 30,
                               JANUARY 1, 2002                2002                       2002                   2002
                           ---------------------      ---------------------      --------------------    ---------------------
Severance and
  closures:
  Employee related
  termination costs.....   $               7,063      $              15,776      $            (11,619)   $              11,220
  Termination of
  contracts.............                   1,519                      3,326                    (1,644)                   3,201
  Termination of
  leases related to
  office closures.......                   1,634                      3,434                      (464)                   4,604
  Other.................                     213                          -                       (97)                     116
                           ---------------------      ---------------------      --------------------    ---------------------
                                          10,429                     22,536                   (13,824)                  19,141
                           ---------------------      ---------------------      --------------------    ---------------------
Restructuring related:
  Consulting services...                     498                      2,627                    (3,125)                       -
  Relocation and
  other employee
  costs.................                     462                      2,972                    (3,430)                       4

                           ---------------------      ---------------------      --------------------    ---------------------
                                             960                      5,599                    (6,555)                       4
                           ---------------------      ---------------------      --------------------    ---------------------
Total severance,
  closures and
  restructuring related
  costs.................   $              11,389      $              28,135      $            (20,379)   $              19,145
                           =====================      =====================      ====================    =====================

For the nine months ended September 30, 2001, $6,477 of additional restructuring related costs are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. During the fourth quarter of 2002, the Company will reevaluate real estate market conditions and will adjust its provision accordingly.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,665 individuals that they would be terminated under these plans, of which 345 and 75 individuals were notified during the nine and three month periods ended September 30, 2002, respectively. As of September 30, 2002, all of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, related to employee termination costs, within approximately a one-year period. Savings from terminations of contract and lease costs will be realized over the estimated life of the contract or lease.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates. The provision for severance, closures and restructuring related costs is omitted from the Company's calculation of EBITDA, as defined in the Company's Credit and Senior Note agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Emerging Issues Task Force ("EITF") issued Consensus No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs, relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying condensed statements of consolidated operations, to reductions of sales from such activities. The change in classifications is industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $15,503 and $5,833 for the nine and three months ended September 30, 2001, respectively.

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

As required by SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 using a relief from royalty valuation model and determined that certain indefinite lived intangible assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $21,535 ($0.08 per share) during the first quarter of 2002. The impairment of $21,535 referred to above relates to the Consumer segment.

During the second quarter of 2002, the Company completed its assessment of whether there was an indication that goodwill was impaired at any of its eight identified reporting units (step one). Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. Based on the results of step one of the transitional impairment test, the Company identified two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment for which the carrying values exceeded the fair values at January 1, 2002, indicating a potential impairment of goodwill in those individual reporting units.

During the third quarter of 2002, the Company completed step two of the transitional impairment test for the reporting units in which an indication of goodwill impairment existed. The Company determined the implied fair value of each of its reporting units, principally using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill associated with two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment were impaired as of January 1, 2002. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $329,659 ($1.31 per share) as of January 1, 2002 related to the impairment of goodwill. In connection with step two of the SFAS 142 implementation as it relates to goodwill, the Company reassessed its trademark valuation as of January 1, 2002 and recorded an additional $37,314 ($0.15 per share) impairment and has included such impairment in the cumulative effect of change in accounting principle. Of the impairment of $37,314 referred to above, $23,703 related to the Consumer segment and $13,611 related to the Business-to-Business segment. Previously issued financial statements as of March 31, 2002 and for the three months then ended have been restated to reflect the cumulative effect of this accounting change which totaled $388,508.

The Company's SFAS 142 evaluation, including the reassessment of its trademark valuation, was performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflects management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluation are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying this goodwill impairment evaluation are not achieved, the ultimate amount of the goodwill impairment could be adversely affected. Subsequent impairments, if any, will be classified as an operating expense. Future impairment tests will be performed at least annually in conjunction with the Company's annual budgeting and forecasting process. The first of these subsequent impairment tests will be performed in the fourth quarter of 2002 and the Company expects to record an additional impairment charge.

Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $16,500 and $4,000 during the nine and three months ended September 30, 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142. The non-cash charge recorded to increase the valuation allowance was reduced by $23,000 during the third quarter as a result of the impairment of goodwill and certain indefinite lived intangible assets discussed above.

In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $4,000 to increase the valuation allowance during the remaining three months of 2002.

The independent valuation reports received in connection with step two of the SFAS 142 impairment test completed during the third quarter indicated that the carrying value of certain finite-lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken, resulting in an impairment charge of $15,199 ($11,141 and $4,058 in the Consumer and Business-to-Business segments, respectively). These charges are included in depreciation of property and equipment ($2,235) and amortization of intangible assets, goodwill and other ($12,964) in the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2002.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group which consists of MODERN BRIDE plus 16 regional bridal magazines, ExitInfo, CHICAGO, HORTICULTURE and DOLL READER were recorded as discontinued operations for the periods prior to their respective divestiture dates. Discontinued operations includes sales of $28,590 and $61,364 and income of $35,906 (including a gain on sale of $38,210) and $2,586 for the nine months ended September 30, 2002 and 2001, respectively, and sales of $4,675 and $16,185 and income (loss) of $26,755 (including a gain on sale of $27,631) and $(1,989) for the three months ended September 30, 2002 and 2001, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $865 and $2,322 for the nine months ended September 30, 2002 and 2001, respectively, and $100 and $775 for the three months ended September 30, 2002 and 2001, respectively. No tax provision was associated with the discontinued operations.

In April 2002, the FASB issued SFAS. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of APB Opinion No. 30." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion No. 30. The Company has early adopted SFAS 145 in accordance with the provisions of the statement. Accordingly, during the three months ended September 30, 2002, the Company recorded a gain in other expense of $3,093 related to the repurchase and retirement of $22,325 of the Company's notes at a discount.

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

RECENT DEVELOPMENTS

On October 7, 2002, the KKR Fund, ABBRA III LLC paid $13,885 for 383,574 shares of 8.625% Series H Exchangeable Preferred Stock. On November 5, 2002, ABBRA III LLC paid $1,527 for 44,000 shares of 8.625% Series H Exchangable Preferred Stock. These purchases bring its ownership of that series of preferred stock to 1,070,871 shares.

On October 7, 2002, the KKR Fund, ABBRA III LLC paid $11,755 for 324,713 shares of 9.20% Series F Exchangeable Preferred Stock to bring its ownership of that series of preferred stock to 551,963 shares.

On October 7, 2002, the KKR Fund, ABBRA III LLC paid $5,081 for 140,357 shares of 10.00% Series D Exchangeable Preferred Stock to bring its ownership of that series of preferred stock to 559,363 shares.

Through November 13, 2002, the KKR Fund has purchased $111,487 face value of 8.625% Series H Exchangeable Preferred Stock for $37,621, $55,196 face value of 9.20% Series F Exchangeable Preferred Stock for $18,946 and $55,936 of 10.00% Series D Exchangeable Preferred Stock for $19,818.

Subsequent to September 30, 2002, the Company purchased on the open market, in multiple transactions; $1,000 of the 10 1/4% Senior Notes for cash of $903, plus accrued interest, $5,500 of the 8 7/8% Senior Notes for cash of $4,893, plus accrued interest, $8,500 of the 8 1/2% Senior Notes for cash of $7,839, plus accrued interest and $7,500 of the 7 5/8% Senior Notes for cash of $6,613, plus accrued interest. The Company has the authority to expend up to $50,000 for the purchase of its senior notes, in private or public transactions. Through November 13, 2002, the Company has expended $39,389, including fees associated with the above mentioned purchases, to repurchase $44,825 of face value of the Senior Notes.

On November 4, 2002, the Company entered into a definitive agreement to sell its American Baby Group for total cash consideration of $115,000 to Meredith Corporation. Proceeds from the sale are expected to exceed its net carrying value and will likely be used to pay-down borrowings under the credit facilities. In accordance with SFAS 144, the operating results of the American Baby Group will be reclassified to discontinued operations effective during the fourth quarter of 2002.

The following tables represent reported sales, net and reported EBITDA for the nine and three months ended September 30, 2002 and 2001, adjusted for the divestiture of the American Baby Group.

                                          Nine months ended                     Three months ended
                                             September 30,                        September 30,
                                         2002              2001               2002               2001
                                     ------------      ------------       ---------------     -------------
Sales, net (as reported)             $  1,219,817      $  1,214,039       $       399,960     $     396,605

Effect of the sale of the
  American Baby Group                     (42,433)          (47,429)              (13,777)          (15,125)
                                     ------------      ------------       ---------------     -------------

Sales, net (as restated)             $  1,177,384      $  1,166,610       $       386,183     $     381,480
                                     ============      ============       ===============     =============

                                           Nine months ended                    Three months ended
                                              September 30,                          September 30,
                                         2002              2001                  2002             2001
                                     ------------      -------------      ---------------     -------------
EBITDA (as reported)                 $    158,705      $     107,883      $        65,178     $      28,500

Effect of the sale of the
  American Baby Group(1)                   (7,371)            (2,475)              (3,806)              (20)
                                     ------------      -------------      ---------------     -------------

EBITDA (as restated)                 $    151,334      $     105,408      $        61,372     $      28,480
                                     ============      =============      ===============     =============

(1) Includes expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs.


IMPACT OF INFLATION AND OTHER COSTS

The impact of inflation was immaterial during 2001 and through the first nine months of 2002. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001, approximately 3% in July 2001 and approximately 12% effective June 30, 2002. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. The Company's paper expense decreased approximately 20% during the first nine months of 2002 compared to 2001. In the first nine months of 2002, paper costs represented approximately 5.6% of the Company's total operating costs and expenses. This decrease is a function of a softening in paper prices and decreased paper consumption through improved distribution and enhanced controls surrounding paper purchases and usage by the Company.

SEASONALITY

The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year. The fourth quarter results have typically been approximately 50% stronger than those of the third quarter. The seasonality of the Company's business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of 2002, there were no significant changes related to the Company's market risk exposure.

 PART II  OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) During the nine months ended September 30, 2002, the Company issued 14,360,305 unregistered shares of Company common stock in exchange for outstanding Company preferred shares in reliance on Section 3(a)(9) of the Securities Act of 1933 as amended.


Item 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          a) Our chief executive officer ("CEO") and chief financial officer ("CFO") are responsible for and have established, and maintained Disclosure Controls and Procedures, as well as evaluated the effectiveness of those controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date").

             In discharging these responsibilities, among other actions, the CEO and the CFO have caused the Company to do the following:

               - Required that the Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 adapted to their particular responsibilities be signed by key senior operating executives and financial executives responsible for the various operations of the Company (aggregating over 50 key executives).

               - Distributed an updated version of the Primedia Financial Policies to the business units to ensure compliance with internal policies, as well as generally accepted accounting principles.

               - Distributed a Section 302 Certification Diagnostics Form to be followed and completed by the Company's operating units which is designed to help ensure that the appropriate control processes are in place to support the CEO's and CFO's disclosure controls certification responsibilities.

               - Distributed Disclosure Controls and Procedures Guidelines to ensure that the Company has effective mechanisms for the timely collection, analysis, and dissemination of material information.

               - Established, in accordance with SEC regulations, a Disclosure Committee consisting of five senior executives of the Company whose charge is to ensure that disclosure issues are identified and communicated to the Disclosure Committee.

               - Proposed a draft of a Code of Business Conduct and Ethics for the Company which establishes guidelines for all of the Company's employees to follow to ensure core values of honesty, ethical business practice, and full disclosure which has been distributed to the fifty key executives required to sign certifications. Once approved by the Company's Board of Directors, the policy will be distributed to all employees.

     Based upon the above policies and procedures that are in place within the Company, the CEO and CFO have concluded that (i) as of the Evaluation Date the Disclosure Controls and Procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion, and (ii) there were no significant changes in our internal controls or, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 5.  OTHER INFORMATION

The following tables represent the effects on sales, net and EBITDA from the divestiture of CHICAGO, HORTICULTURE and DOLL READER.

                                           FIRST        SECOND        THIRD       FOURTH                      FIRST       SECOND
                                          QUARTER      QUARTER       QUARTER      QUARTER      FULL YEAR     QUARTER     QUARTER
                                           2001          2001         2001         2001          2001          2002        2002
                                        -----------  ------------  -----------  -----------  -------------  -----------  ----------
Sales, net (as reported)(1)             $   411,028  $    419,904  $   403,401  $   425,413  $   1,659,746  $   407,639  $  422,553

Effect of the sale of divested
entities(2)                                  (6,384)       (7,114)      (6,796)      (5,073)       (25,367)      (4,657)     (5,678)
                                        -----------  ------------  -----------  -----------  -------------  -----------  ----------

Sales, net (as restated)                    404,644       412,790      396,605      420,340      1,634,379      402,982     416,875

Non-Core sales, net (as reported)            21,387        17,471       18,593       16,089         73,540       10,974       2,517
                                        -----------  ------------  -----------  -----------  -------------  -----------  ----------

Sales, net from Continuing Businesses
(as restated)                           $   383,257  $    395,319  $   378,012  $   404,251  $   1,560,839  $   392,008  $  414,358
                                        ===========  ============  ===========  ===========  =============  ===========  ==========

                                            FIRST       SECOND        THIRD        FOURTH         FULL        FIRST        SECOND
                                           QUARTER     QUARTER       QUARTER      QUARTER      FULL YEAR     QUARTER      QUARTER
                                             2001        2001          2001         2001          2001         2002         2002
                                        -----------  ------------  -----------  -----------  -------------  -----------  ----------
EBITDA (as
reported)(1)(3)                         $    36,101  $     44,503  $    29,569  $    52,949  $     163,122  $    29,915  $   63,742

Effect of the sale of
divested entities (2)(3)                       (208)       (1,013)      (1,069)         (87)        (2,377)         684        (814)
                                        -----------  ------------  -----------  -----------  -------------  -----------  ----------

EBITDA (as restated)                         35,893        43,490       28,500       52,862        160,745       30,599      62,928

Non-Core EBITDA (as reported)
                                            (11,521)       (6,847)      (5,349)      (4,620)       (28,337)      (1,873)     (1,380)
                                        -----------  ------------  -----------  -----------  -------------  -----------  ----------

EBITDA from Continuing
Businesses (as restated)                $    47,414  $     50,337  $    33,849  $    57,482  $     189,082  $    32,472  $   64,308
                                        ===========  ============  ===========  ===========  =============  ===========  ==========

     (1) As reported in the June 2002 Form 10-Q, which has been reclassified to exclude the results of the Modern Bride Group and ExitInfo and reflects the netting of product placement costs against reported sales, net in accordance with new accounting standards.
     (2) Includes the impact of approximately $300 from assets-for-equity transactions for the year ended December 31, 2001.
     (3) The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   +10.1 -- Incentive and Performance Stock Option Agreement under the 1992
            PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated
            July 1, 2002 between PRIMEDIA Inc. and David Ferm. (*)
   99.1 -- Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas
            S. Rogers. (*)
   99.2 -- Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Lawrence R. Rutkowski. (*)

----------

+    Executive contract or compensation plan or arrangement.
(*)  Filed herewith


(b)   Reports on Form 8-K


On August 14, 2002, PRIMEDIA Inc. filed its Current Report on Form 8-K to comply with the disclosure requirements of Regulation FD. In this Current Report, the Company disclosed that on August 14, 2002, Thomas S. Rogers, Chairman and Chief Executive Officer and Lawrence R. Rutkowski, Executive Vice President and Chief Financial Officer delivered to the Securities and Exchange Commission pursuant to Securities and Exchange Commission Order No. 4-460, their Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIMEDIA Inc.
                                  -------------
                                  (Registrant)


Date: November 14, 2002     /s/ Thomas S. Rogers
                           -----------------------------------------------------
                                    (Signature)
                            Chairman and Chief Executive Officer
                              (Principal Executive Officer)


Date: November 14, 2002     /s/ Lawrence R. Rutkowski
                           -----------------------------------------------------
                                    (Signature)
                            Executive Vice President and Chief Financial Officer
                               (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas S. Rogers, Chairman and Chief Executive Officer of the Company, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of PRIMEDIA Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Thomas S. Rogers



Thomas S. Rogers
Chairman and Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence R. Rutkowski, Executive Vice President and Chief Financial Officer of the Company, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of PRIMEDIA Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Lawrence R. Rutkowski



Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer
November 14, 2002