Form 10-K
period 2002-12-31
PRIMEDIA INC
filed 2003-03-31
CIK 884382

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

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                        WHICH REGISTERED
                  -------------------                    ------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE.................  NEW YORK STOCK EXCHANGE

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

                                    [      ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes__X__  No____

    The aggregate market value of the voting common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2002, was approximately
$120 million. The registrant has no non-voting common stock.

    As of February 28, 2003, 259,261,439 shares of PRIMEDIA's Common Stock were outstanding.

    The following documents are incorporated into this Form 10-K by reference:
None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF GUARANTORS

                                                       STATE OR OTHER    PRIMARY STANDARD       I.R.S.
                   EXACT NAME OF                      JURISDICTION OF       INDUSTRIAL         EMPLOYER
              REGISTRANT AS SPECIFIED                 INCORPORATION OR    CLASSIFICATION    IDENTIFICATION
                   IN ITS CHARTER                       ORGANIZATION       CODE NUMBER          NUMBER
----------------------------------------------------  ----------------   ----------------   --------------
AgriClick LLC.......................................  Delaware                 51112        13-4113532
Canoe & Kayak, Inc..................................  Delaware                 51112        41-1895510
Channel One Communications Corp.....................  Delaware                 51312        13-3783278
Cover Concepts Marketing Services, LLC..............  Delaware                 54189        04-3370389
CSK Publishing Company Incorporated.................  Delaware                 51112        13-3023395
Films for the Humanities & Sciences, Inc............  Delaware                 51211        13-1932571
Go Lo Entertainment, Inc............................  California               56192        95-4307031
Haas Publishing Companies, Inc......................  Delaware                 51113        58-1858150
Hacienda Productions, Inc...........................  Delaware                 51211        13-4167234
HPC Brazil, Inc.....................................  Delaware                 51113        13-4083040
IntelliChoice, Inc..................................  California               51112        77-0168905
Kagan Media Appraisals, Inc.........................  Delaware                 51112        77-0157500
Kagan Seminars, Inc.................................  Delaware                 51112        94-2515843
Kagan World Media, Inc..............................  Delaware                 51112        77-0225377
Liberty Productions, Inc............................  Pennsylvania             56192        23-2075682
McMullen Argus Publishing, Inc......................  California               51112        95-2663753
Media Central IP Corp...............................  Delaware                551112        13-4199107
Paul Kagan Associates, Inc..........................  Delaware                 51112        13-4140957
PRIMEDIA Business Magazines & Media Inc.............  Delaware                 51112        48-1071277
PRIMEDIA Companies Inc..............................  Delaware                551112        13-4177687
PRIMEDIA Enthusiast Publications, Inc...............  Pennsylvania             51112        23-1577768
PRIMEDIA Finance Shared Services Inc................  Delaware                551112        13-4144616
PRIMEDIA Holdings III Inc...........................  Delaware                551112        13-3617238
PRIMEDIA Information Inc............................  Delaware                 51112        13-3555670
PRIMEDIA Leisure Group Inc..........................  Delaware                551112        51-0386031
PRIMEDIA Magazines Inc..............................  Delaware                 51112        13-3616344
PRIMEDIA Magazine Finance Inc.......................  Delaware                 51112        13-3616343
PRIMEDIA Special Interest Publications Inc..........  Delaware                 51112        52-1654079
PRIMEDIA Specialty Group Inc........................  Delaware                551112        36-4099296
PRIMEDIA Workplace Learning LLC.....................  Texas                    61143        13-4119787
PRIMEDIA Workplace Learning LP......................  Delaware                 61143        13-4119784
Simba Information Inc...............................  Connecticut              51112        06-1281600
The Virtual Flyshop, Inc............................  Colorado                 51112        84-1318377

    The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

    These companies are listed as guarantors of the debt securities of the registrant. The consolidating financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented as
Note 26 of the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by PRIMEDIA, and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of PRIMEDIA or any of the guarantors.

                                 PRIMEDIA INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2002

                                                                                    PAGE
                                                                                  --------
PART I
 Item 1.            Business....................................................      1
 Item 2.            Properties..................................................      8
 Item 3.            Legal Proceedings...........................................      8
 Item 4.            Submission of Matters to a Vote of Security Holders.........      8

PART II
 Item 5.            Market for Registrant's Common Equity and Related
                      Stockholder Matters.......................................      9
 Item 6.            Selected Financial Data.....................................     10
 Item 7.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     13
 Item 7A.           Quantitative and Qualitative Disclosures About Market
                      Risk......................................................     41
 Item 8.            Financial Statements and Supplementary Data.................     43
 Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..................................    112
PART III
 Item 10.           Directors and Executive Officers of the Registrant..........    112
 Item 11.           Executive Compensation......................................    115
 Item 12.           Security Ownership of Certain Beneficial Owners.............    119
 Item 13.           Certain Relationships and Related Transactions..............    122
 Item 14.           Controls and Procedures.....................................    123

PART IV
 Item 15.           Exhibits, Financial Statement Schedule and Reports on
                      Form 8-K..................................................    124

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    PRIMEDIA Inc. ("PRIMEDIA" or the "Company") is a targeted media company with leading positions in consumer and business-to-business markets. Our properties deliver content via print (magazines, books and directories), video (digital broadband, satellite and cable), live events (trade and consumer shows) and the Internet. Our products serve highly specialized niches and capitalize on the growing trend toward targeted rather than mass information distribution.

    Many of the Company's products, such as those provided by PRIMEDIA's consumer magazines, About.com, CHANNEL ONE NEWS, apartment and home guides and business-to-business magazines afford advertisers an opportunity to directly reach niche market audiences. In 2002, 48% of PRIMEDIA's total revenue was from lead generation advertising, 13% was from brand awareness advertising and 39% was from non-advertising sources (subscription revenue and non-advertising sales). Unlike general brand awareness advertising, lead generation advertising is focused on triggering a potential purchase decision by the reader, user or viewer.

    The Company's products compete in two principal segments, Consumer and Business-to-Business. The Consumer segment produces and distributes magazines, guides, videos and Internet products for consumers in various niche markets. This segment consists of the Consumer Magazines and Media Group, Consumer Guides, PRIMEDIA Television and About, Inc. ("About"). The Company's Business-to-Business segment produces and distributes magazines, books, directories, databases, vocational training materials and Internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The Business-to-Business segment includes the Company's trade magazines and trade shows (the Business Magazines and Media Group), as well as Workplace Learning, a provider of video and interactive professional training, and Federal
Sources Inc., an information and consulting provider for government contractors. These segment results are regularly reviewed by the Company's chief operating decision maker and the remainder of the executive team to determine how resources will be allocated to the segment and assess its performance.

CONSUMER SEGMENT

CONSUMER MAGAZINE AND MEDIA GROUP

    The Company is one of the largest specialty consumer magazine companies in the U.S., with over 125 titles including AUTOMOBILE, MOTOR TREND, NEW YORK, SEVENTEEN, HOT ROD, FLY FISHERMAN and POWER & MOTORYACHT and leadership positions in such categories as automotive, motorcycle, crafts, teens, home entertainment technology and outdoor recreation. In 2002, over half of these specialty consumer magazines were number one in their markets. The principal sources of specialty consumer magazines sales are lead generation advertising, circulation and ancillary revenues. For the year ended December 31, 2002, 50% of sales was from advertising, 34% from circulation and 16% from ancillary sources.

    Readers value specialty consumer magazines for their targeted editorial content and also rely on them as catalogues of products in the relevant topic areas. This catalogue aspect makes the specialty consumer magazines important media buys for advertisers. Advertising sales for the Company's specialty consumer magazines are generated largely by in-house sales forces. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company's specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial, which is provided by in-house and free lance writers.

    The Company publishes 44 automotive enthusiast magazines, including AUTOMOBILE and MOTOR TREND, catering to the high-end automotive market, as well as such highly specialized enthusiast titles as TRUCKIN' and LOWRIDER, the largest retail sales magazines in the automotive category, MUSCLE MUSTANG & FAST FORDS, VETTE and SPORT COMPACT CAR. The Company also publishes nine motorcycle enthusiast magazines, including MOTORCYCLIST and DIRT RIDER. Supplementing the print publications, PRIMEDIA has a strong presence on the Internet with a companion website to each publication or a presence for each publication on the

About.com network. In the high-end and new car markets, PRIMEDIA's publications compete against CAR AND DRIVER and ROAD AND TRACK, both owned by Hachette Filipacchi Magazines.

    The Company is a leading publisher of magazines for outdoor enthusiasts with such titles as FLORIDA SPORTSMAN, FLY FISHERMAN, SAIL, POWER & MOTORYACHT, EQUUS and PRACTICAL HORSEMAN. The Company also publishes numerous magazines targeting action sports enthusiasts such as SURFER, SURFING, SKATEBOARDER and SNOWBOARDER. One of the Company's major competitors in the enthusiast market is the Time4Media division of AOL Time Warner. The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers.

    The Company publishes the flagship magazine for the New York City metropolitan area. Since it was founded in April 1968, NEW YORK has been New York City's magazine of record, with New York City centric news, entertainment, culture, fashion and personalities. NEW YORK competes with other New York-themed magazines for local and national advertising. Competitors include the NEW YORK TIMES MAGAZINE, Advance Magazine Publishers Inc.'s THE NEW YORKER and TIME OUT NEW YORK.

    The Company is the largest publisher of teen media in the United States. SEVENTEEN is the leading young women's fashion and beauty magazine based on both circulation and advertising pages, with fashion, boys, beauty, talent and lifestyle editorial targeted to girls ages 12 to 24. SEVENTEEN'S monthly rate base is 2.35 million and its total monthly readership is over 14.4 million. The Company acquired TEEN magazine in 2001. In February 2002, TEEN became a newsstand only special publication with such topics as back to school and teen prom. Competition for newsstand sales, advertising dollars and subscribers in the teen magazine market is especially intense. Competitors of the Company's publications include Gruner & Jahr's YM, AOL Time Warner's TEEN PEOPLE, Hearst's COSMOGIRL, Hachette Filipacchi's ELLEGIRL and Conde Nast's TEEN VOGUE. In December 2002, the Company sold TIGER BEAT and TEEN BEAT. The Company announced on February 5, 2003 that it was exploring strategic, value-creating options for SEVENTEEN and a number of related teen properties.

    PRIMEDIA publishes the two leading soap opera magazines, SOAP OPERA DIGEST and SOAP OPERA WEEKLY. Both publications compete for circulation on the basis of editorial content and quality against SOAPS IN DEPTH which has substantially lower circulation.

    The Company's consumer magazine circulation revenue is divided between retail sales (largely newsstand and other retail outlets) and subscriptions with revenue weighted slightly towards subscriptions. To acquire new subscribers, the Company depends on direct mail, telemarketing and in magazine promotions. The Internet has also become an efficient, cost-effective source of subscription sales for the Company. In 2002, the Company generated an estimated 470,000 paid subscriptions via the Internet.

    The Company operates RetailVision, the largest specialty magazine distribution company in the U.S., which distributes over 700 titles, including those of the Company and 98 other publishers, to approximately 50,000 independent niche retailers such as auto parts retailers, craft shops, tackle shops, and record/music stores.

CONSUMER GUIDES

    The Company is the largest publisher of rental apartment guides in the U.S. with 88 local versions, most of which are distributed monthly and provide informational listings about featured apartment communities. Apartment community managers, who need to fill vacant apartments, provide virtually 100% of apartment guide advertising revenues.

    The Company is the dominant information provider in apartment listings and continues to gain in market share due to the cost effectiveness of its products as measured by cost per lease to the advertiser. The Company's national competitors include Trader Publishing Company (publishers of FOR RENT) and Network Communications Inc. The majority of customers purchase 12-month contracts, and in 2002, approximately 90% of standard listing customers renewed their contracts when they expired.

    The average number of monthly visitors to the Company's Internet site, apartmentguide.com, grew to approximately 1,230,000 per month in 2002. Apartmentguide.com is the exclusive partner of MSN's House & Home. The site, which carries all of the listings included in the print products, listed approximately 20,000 properties as of December 31, 2002. Rental leads delivered to apartment advertisers were up approximately 99%, from approximately 2,260,000 in 2001 to approximately 4,500,000 in 2002. The site offers many premium features not provided by its print products including virtual tours and search functionality. Approximately 111,000 of these premium products were sold during 2002.

    The Company is a leader in new home guides with guides in 18 major markets including Northern California, Denver, Phoenix, Dallas-Fort Worth and Philadelphia.

    A major strategic advantage is the Company's DistribuTech Division which is the nation's largest distributor of free publications, including its own consumer directories and over 1,300 other titles. In 2002, it distributed publications to over 19,000 grocery, convenience, video and drug stores in over 80 metropolitan areas, as well as universities, military bases, major employers and over 30,000 other locations. The majority of these locations are operated under exclusive distribution agreements. The guides are typically displayed in free-standing, multi-pocket racks. DistribuTech generates revenues by leasing rack pockets to other third party publications. DistribuTech competes for third-party publication distribution primarily on the basis of its prime retail locations. DistribuTech's principal competitor is Trader Distribution Services, a division of Trader Publishing Company.

PRIMEDIA TELEVISION

    CHANNEL ONE NETWORK'S news program, CHANNEL ONE NEWS, is the only daily, advertising supported television news program delivered to secondary school students in their classrooms. The award-winning program contains news stories and features on issues of concern to teenagers, delivered in a relevant and engaging way. CHANNEL ONE NEWS broadcasts every school day via satellite to approximately 8.1 million students, 360,000 classrooms and approximately 400,000 educators in approximately 12,000 secondary schools in the United States. On an average school day, ten times more teens watch CHANNEL ONE NEWS than the nightly newscast of ABC, NBC, CBS and the cable networks combined. Channel One's average audience is 25 times larger than MTV's average prime time audience.

    CHANNEL ONE NETWORK generates the majority of its revenue by selling the two minutes of advertising shown during each 12-minute CHANNEL ONE NEWS daily newscast. Because it is shown in schools, CHANNEL ONE NEWS airs only during the school year, typically September to June. Accordingly, CHANNEL ONE NETWORK earns the largest share of its revenue in the beginning of the school year, in the Company's fourth quarter. The CHANNEL ONE NEWS program does not air during the summer months and, accordingly, CHANNEL ONE NETWORK sees a seasonal revenue drop in the Company's third quarter each year.

    Schools sign up for the CHANNEL ONE NETWORK service under a three-year contract pursuant to which they agree to show CHANNEL ONE NEWS, in its entirety, on at least 90% of all school days. CHANNEL ONE NETWORK provides schools with a turnkey system of videocassette recorders and network televisions. These products and services are provided to schools at no charge. In addition, CHANNEL ONE CONNECTION provides a maximum of 120 minutes of educational programming per school day at no charge.

    CHANNEL ONE NETWORK has a library of over 2,300 broadcasts including approximately 200 single subject series, 95 of which have been released as videos. The Company's channelone.com online network and its channeloneteacher.com website provide supplemental information to students and educators.

    CHANNEL ONE NEWS has no direct competition in the schools but does compete for advertising dollars with other media businesses, such as MTV and the WB Network. The Company's primary competitive advantages are award winning programming and total audience reach.

    Films for the Humanities and Sciences ("Films") is a distributor of approximately 2,250 owned and 9,600 licensed educational videos, DVDs, CD-ROMs and related products. These products are sold mostly by direct mail to teachers, instructors and librarians primarily serving students in grades 8 to 12 and the college markets. Films is the largest distributor of such products to colleges and high schools and competes on the basis of exclusivity, quality, breadth and depth of the subject matter.

    PRIMEDIA Digital Video ("PDV"), formed in 2000, develops, produces and distributes video properties based on the Company's brands and franchises, and recently launched the Video Magazine Rack, a video-on-demand cable TV service offering a selection of video content related to the Company's print production. Additionally, PDV manages the Company's Dallas-based video production facility where video product is developed and produced for both the Company's own programming needs and for third party customers.

ABOUT

    About is a leading producer of information and original content on the Internet. About generates revenue from three sources: brand advertising on the About Network, auction-based pay-per-click classified advertising on the About Network and 3rd party sites, and web-hosting services.

    The About Network consists of a network of more than 400 highly-targeted web sites covering over 10,000 discrete topics. The information and original content on the web sites are generated by human guides. Each guide is carefully screened and trained by About. All guides must successfully complete the About training program and maintain standards in user services and community leadership. The About and PRIMEDIA sites combined were the 5th most visited sites on the Internet in December 2002 with over 44 million unique visitors, as measured by MEDIA METRIX.

    In the brand advertising arena, the About Network competes with other large-scale Internet properties such as America Online, Yahoo and Microsoft Network, to sell display advertising on About's web sites to national advertisers.

    About's auction-based classified advertising business, Sprinks, enables an advertiser to bid for link placement on targeted content web pages, search results and email newsletters on the About Network and on Sprinks affiliate sites. An advertiser pays About a fee when a consumer clicks their link, providing the advertiser with a targeted and efficient means of marketing their services on the Web. Other companies providing pay-per-click classified advertising of this sort include Overture Services Inc. and Google.

    About's web-hosting service allows a consumer to register a domain name and then pay a monthly fee for hosting and support of his or her personal web site. Competitors include Yahoo and Terra Lycos.

BUSINESS-TO-BUSINESS SEGMENT

BUSINESS MAGAZINES AND MEDIA GROUP

    The Company is a leading publisher of business-to-business magazines in the U.S. with over 65 titles that provide vital information to professionals in such fields as communications (TELEPHONY), agriculture (SOYBEAN DIGEST), broadband (CABLEWORLD), transportation (FLEET OWNER), industrial (ENGINEERING AND MINING JOURNAL), professional services (REGISTERED REPRESENTATIVE) and entertainment (BROADCAST ENGINEERING). In 2002, 78% of these titles ranked number one or number two in their category based on advertising pages. In 2002, over 95% of magazine revenue was derived from advertising as most copies of these magazines are distributed on a controlled circulation basis, meaning that they are distributed free of charge to select qualified readers.

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

    The Company sponsors conferences and trade shows, serving the advertisers and readers of the corresponding publications, including WASTE AGE, LIGHTING DIMENSIONS and TRANSMISSION & DISTRIBUTION.

    On both the publishing and trade show sides of the business, there are large, domestic and internationally-based competitors that vary by the industry served. Some of those competitors are Reed Business Information (owned by Reed Elsevier plc group), VNU Business Media (owned by VNU NV) and Advanstar Communications.

    The Company also publishes periodicals that provide in-depth data on selected markets. WARD'S AUTOMOTIVE REPORTS is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes used vehicle valuation information in print and electronic formats including EQUIPMENT WATCH. Other databases include THE ELECTRONICS SOURCE BOOK and AC-U-KWIK.

    The Company also operates a business-to-business Internet operation serving numerous industries and leveraging off of PRIMEDIA's already strong traditional media presence. In December 2002, these sites collectively received more than
4.5 million page views.

WORKPLACE LEARNING

    PRIMEDIA Workplace Learning is a leading provider of integrated training, education and information solutions, helping public and private enterprises create and retain qualified, competent workforces. The Company largely delivers its products via satellite, videotape, CD-ROM, live events and increasingly over the Internet. It is a leader in such markets as automotive (Automotive Satellite Television Network), industrial (Industrial Training Systems), healthcare (Health and Sciences Television Network), pharmaceuticals (Interactive Medical Networks), government (Law Enforcement Training Network
("LETN")), fire and emergency services (Fire and Emergency Television Network), and banking (Bankers Training and Consulting Company). To provide online learning management services in addition to content, the Company has launched PRIMEnet, a comprehensive e-learning delivery and management platform.

    In 2002, the United States Customs Service selected PRIMEDIA Workplace Learning to implement Customs Television Network, which includes LETN. The implementation of a satellite-based training and communications network is designed to provide Customs Officials in 350 locations with the latest techniques in critical emergency response, homeland security, safety and health issues.

    The Company has numerous direct and indirect competitors, including BVS, General Physics and Healthstream. In addition, many potential customers continue to do their own in-house training. The Company is pursuing opportunities to capture market share in those markets migrating to e-learning solutions. It is also capitalizing on opportunities to increase product and content sales through resellers, distributors, associations, and consortia.

ADVERTISING

    Over 60% of the Company's revenue is derived from advertising. In general, the Company sells two types of advertising: lead generation advertising (48% of total revenue) and brand awareness advertising (13% of total revenue). In a given media market in which the Company competes (e.g. fishing), lead generation advertising is purchased by advertisers who are "endemic" to that market (e.g. fishing rod manufacturers) and are seeking to trigger a direct, specific buying decision. The Company's specialty magazines, consumer guides, About.com and Business-to-Business units derive a majority of their revenue from this type of advertising.

    In contrast, brand awareness advertising concentrates on introducing or reinforcing a product's brand image with the reader, user or viewer. The Company's larger circulation magazine properties, such as SEVENTEEN, and television properties, such as CHANNEL ONE NETWORK, generate more of their revenue from brand awareness advertising, primarily from the fashion, health and beauty and entertainment sectors.

    PRIMEDIA's focus on lead generation advertising from endemic buyers gives the Company a stable base of advertising revenue, less susceptible to the fluctuations of the business cycle than the brand advertising market. PRIMEDIA's 2001 acquisitions of EMAP and About and its divestiture in 2002 of large circulation magazine titles such as MODERN BRIDE and AMERICAN BABY, have accelerated the Company's trend toward more targeted, niche media and endemic advertising.

    In addition, PRIMEDIA has successfully expanded beyond its base in publishing into related, high growth media such as video (Primedia Digital Video) and Internet (About, Consumer Magazine and Media Group and Consumer Guides Internet sites) serving the same base of niche-focused enthusiasts and advertisers. The Company has implemented an integrated sales effort (PRISM) to garner additional revenues from national advertisers across these media platforms and properties.

ACQUISITIONS AND DIVESTITURES

    Historically, PRIMEDIA has actively sought to acquire magazines and other media properties to strengthen its competitive position in the segments and markets in which it competes. The Company has also traditionally managed its portfolio of media assets by opportunistically divesting assets no longer core to the Company's overall strategy. In 2002, PRIMEDIA focused on improving its operating results through the integration of its 2001 acquisitions of EMAP Inc. ("EMAP", formerly known as Petersen Publishing) and About, and reducing the amount of debt on its balance sheet through the divestiture of several large consumer magazine properties.

    In February 2001, About, a leading producer of information and original content on the Internet, was merged into a subsidiary of PRIMEDIA and as a result became a wholly-owned subsidiary of PRIMEDIA. About's financial results are included in the Company's Consumer segment for the last ten months of 2001 and for the full year 2002. PRIMEDIA has integrated About's operations into the Company's Consumer segment, where it provides a vital platform for the delivery of Internet-based content and advertising. About also serves as a source of subscribers for the Company's magazine businesses. The integration of About has driven headcount reductions and has decreased capital spending and expenses across the Company's Internet and new media businesses.

    In August 2001, the Company acquired EMAP from UK-based magazine publisher EMAP plc. EMAP had more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, live events, television shows and web sites. In 2002, these operations were fully integrated into PRIMEDIA's Consumer Magazine and Media Group and its financial results are reported in the Consumer segment for the full year. The results of the acquired EMAP assets are included for the last four months of 2001.

    With EMAP, the Company has been able to add scale in the automotive enthusiast market, particularly as the result of the combination of sales efforts for AUTOMOBILE and MOTOR TREND magazines. The acquisition of EMAP also enhanced PRIMEDIA's market position in the action sports and home entertainment technology magazine markets. Finally, the Company expects to continue to achieve efficiencies through increased scale of operations in the areas of paper purchasing, circulation, production, technology and finance.

    In July 2001, at the time of announcement of the EMAP acquisition, PRIMEDIA announced its intention to sell $250 million of assets in order to pay down debt associated with the acquisition. Since that time, the Company has sold assets for proceeds of over $345 million. Asset sales in 2002 accounted for approximately $228 million of that total.

    Major 2002 divestitures included the American Baby Group, CHICAGO magazine, MODERN BRIDE and other small enthusiast titles. The American Baby Group which is comprised of the AMERICAN BABY magazine, web site and cable television show, as well as the Baby Faire consumer expo was sold to Meredith Corporation at the end of 2002 for $115 million. The Company also sold CHICAGO magazine in August 2002 for $35 million to an affiliate of The Chicago Tribune Company and sold the Modern Bride Group ("MBG"), including MODERN BRIDE magazine, in February 2002 to Advance Magazine Publishers Inc. for $50 million. Other 2002 divestitures included the sale of ExitInfo, a publisher of free local travel guides and coupon books, to Trader Publishing for $24 million, as well as a number of small magazine divestitures including the sale of HORTICULTURE to F&W Publications, DOLL READER to Ashton International Media, Inc. and IN NEW YORK to Best Read Guides LLC. Financial results for these divestitures are reported in Discontinued Operations.

    Prior to 2001, the Company was an active acquirer of consumer and business-to-business magazines, rental apartment and other real estate guides, trade shows, directories, educational training content providers and other media businesses. In 2000, major acquisitions included Adams/Laux Company, Inc. and Adams/Intertec International Inc., publishers of business-to-business magazines and other publications relating to the meetings and conference industry and the electric power industry. In that year, the Company also acquired the assets of Paul Kagan Associates Inc. and the stock of Kagan World Media Inc. and certain of its affiliated companies, which is a newsletter, conference, consulting service and content business focused on the media and telecommunications industries.

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

    As discussed below in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Inflation and Other Costs", postal rates increased in 2002 while paper prices decreased. Going forward, the Company may be impacted by future cost increases, driven by inflation or market conditions in these categories.

EMPLOYEES

    As of December 31, 2002, the Company had approximately 5,100 full-time equivalent employees. During 2002, the Company's headcount declined primarily due to divestitures and consolidation of functions. None of these employees are union members. Management considers its relations with its employees to be good.

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

    The Company holds regular meetings to inform investors about the Company. To obtain information on these meetings or to learn more about the Company please contact:

           James Magrone
           Senior Vice President, Investor Relations
           Tel: 212-745-0634
           Email: jmagrone@primedia.com

    The 2003 PRIMEDIA Annual Meeting will be held on Wednesday, May 14, 2003 at 10:00 a.m., at the Four Seasons Hotel, 57 East 57th Street, New York, NY.

AVAILABLE INFORMATION

    The Company's Internet address is: www.primedia.com. The Company makes available free of charge through its web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

    During 2002 and 2001, in connection with the cost reduction and integration plans, the Company has closed and consolidated in excess of 44 office locations.

    The Company's principal leased properties used by the Consumer segment are located in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin; and the principal leased properties used by the Business-to-Business segment are located in Alabama, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, Pennsylvania, Tennessee, Texas, United Kingdom, Virginia, Washington and Washington D.C.

    Property is owned by the Company and used in the Consumer segment in Minnesota and Mississippi and in the Business-to-Business segment in Mississippi. The Company's only production facilities are small printing operations for Films, broadcast production facilities for PDV, PRIMEDIA Workplace Learning and Channel One and video duplicating facilities for PRIMEDIA Workplace Learning and Films. The Company's distribution properties and their capacity is adequate to satisfy the Company's needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings and no material legal proceedings including any that were terminated in the fourth quarter of 2002, to which the Company is or was a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

MARKET INFORMATION

    PRIMEDIA Common Stock is listed on the New York Stock Exchange, under Ticker Symbol "PRM". As of February 28, 2003, there were 419 holders of record of PRIMEDIA Common Stock. The Company has not paid and has no present intention to pay dividends on its Common Stock. In addition, the Company's bank credit facility and Senior Notes impose certain limitations on the amount of dividends permitted to be paid on the Company's Common Stock. See Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Arrangements." High, low and closing sales prices for 2002 and 2001 were as follows:

                                                          2002 SALES PRICE
                                                   ------------------------------
QUARTERS ENDED                                       HIGH       LOW       CLOSE
--------------                                     --------   --------   --------
March 31.........................................  $4.60      $2.10      $3.17
June 30..........................................  $3.25      $1.00      $1.22
September 30.....................................  $1.59      $0.76      $1.39
December 31......................................  $3.50      $1.11      $2.06

                                                          2001 SALES PRICE
                                                   ------------------------------
QUARTERS ENDED                                       HIGH       LOW       CLOSE
--------------                                     --------   --------   --------
March 31.........................................  $12.94     $6.25      $6.30
June 30..........................................  $ 9.10     $4.87      $6.79
September 30.....................................  $ 7.80     $2.05      $2.35
December 31......................................  $ 4.35     $1.70      $4.35

    The closing stock price decreased by 52.6% from December 31, 2001 to December 31, 2002. From January 1, 2003 through March 21, 2003, the high price for the stock was $3.05, the low price was $1.87 and the closing price on March 21, 2003 was $2.08.

EQUITY COMPENSATION PLAN INFORMATION

    Information required by this item with respect to equity compensation plans of the Company is included in Part III, Item 12 of this Form 10-K under the caption "Equity Compensation Plan Information."

RECENT SALES OF UNREGISTERED SECURITIES

    In February 2002, May 2002 and August 2002, the Company issued to KKR 1996 Fund L.P. ("KKR 1996 Fund") unregistered warrants to purchase 1 million,
1.25 million and 1.5 million shares of the Company's Common Stock, respectively. The warrants were issued in connection with the equity financing by KKR 1996 Fund in August 2001 as more fully described under "Certain Relationships and Related Transactions" in Item 13 of this Form 10-K.

    In November 2002, the Company issued 78,000 shares of its unregistered Common Stock to Paul Kagan as deferred purchase price payable in connection with the acquisition by the Company in November 2000 of the assets of Paul Kagan Associates, Inc. and the stock of certain of its affiliated companies. The aggregate purchase price paid by the Company in connection with the transaction was 1,190,000 shares of the Company's Common Stock, of which 390,000 shares are payable in five equal annual installments of 78,000 shares on each annual anniversary of the closing date of the transaction.

    In February 2003, the Company issued to Michael Tokarz, a former Director of the Company, 29,284 shares of the Company's unregistered Common Stock as compensation for his services as a director from October 1998 to May 2002. Mr. Tokarz, was permitted to defer the payment of his director's fees and receive the fees in the form of Common Stock pursuant to the Directors' Deferred Compensation Plan. Mr. Tokarz deferred the payment of an aggregate of $186,367 of directors' fees that he would have otherwise received in cash at the time the services were provided.

    The above issuances of securities were made by the Company in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder, as offerings not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data were derived from the audited consolidated financial statements of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere herein. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). As a result of this adoption, prior year results have been reclassified to reflect the results of the Modern Bride Group, ExitInfo, Chicago, Horticulture, Doll Reader, the American Baby Group and IN New York as discontinued operations for the periods prior to their respective divestiture dates. On January 1, 2002, the Company also adopted Emerging Issues Task Force ("EITF") Consensus
No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products," ("EITF 00-25") and EITF Consensus No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") which resulted in a net reclassification of product placement costs previously recorded as operating expenses to reductions of sales from such activities.

                         PRIMEDIA INC. AND SUBSIDIARIES

                                                                              YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                         2002             2001             2000            1999          1998
                                                    --------------   --------------   --------------   ------------   -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Sales, net(1)....................................   $    1,587,564   $    1,578,357   $    1,547,491   $  1,587,879   $ 1,457,116
Depreciation of property and equipment(2)........           73,147           81,436           52,130         46,733        41,474
Amortization of intangible assets, goodwill and
  other(3).......................................          219,960          706,040          119,086        441,603       164,870
Other (income) charges(4)........................           74,826           44,868           41,570       (213,580)       (7,216)
Operating income (loss)..........................         (121,101)        (680,702)          20,401         46,697       113,746
Provision for impairment of investments(5).......           19,231          106,512          188,526             --            --
Interest expense.................................          140,889          145,960          143,988        164,909       144,442
Loss from continuing operations before income tax
  expense........................................         (279,832)        (979,683)        (319,059)      (121,248)      (42,147)
Income tax expense(6)............................          (46,356)        (135,000)         (41,200)        (6,500)           --
Loss from continuing operations..................         (326,188)      (1,114,683)        (360,259)      (127,748)      (42,147)
Discontinued operations                                    115,273            3,042           13,433          7,635         4,411
Cumulative effect of a change in accounting
  principle(7)...................................         (388,508)              --               --             --            --
Net loss.........................................         (599,423)      (1,111,641)        (346,826)      (120,113)      (37,736)
Preferred stock dividends and related accretion,
  net(8).........................................          (47,656)         (62,236)         (53,063)       (53,062)      (63,285)
Loss applicable to common shareholders...........         (647,079)      (1,173,877)        (399,889)      (173,175)     (101,021)
Basic and diluted loss applicable to common
  shareholders per common share(9):
  Loss from continuing operations................   $        (1.47)  $        (5.44)  $        (2.57)  $      (1.24)  $      (.74)
  Discontinued operations........................              .45              .02              .09            .05           .03
  Cumulative effect of a change in accounting
    principle(7).................................            (1.53)              --               --             --            --
                                                    --------------   --------------   --------------   ------------   -----------
  Net loss.......................................   $        (2.55)  $        (5.42)  $        (2.48)  $      (1.19)  $      (.71)
                                                    ==============   ==============   ==============   ============   ===========
Basic and diluted common shares outstanding(9)...      253,710,417      216,531,500      161,104,053    145,418,441   142,529,024

                                                                                   AT DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                         2002             2001             2000            1999          1998
                                                    --------------   --------------   --------------   ------------   -----------
                                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................   $       18,553   $       33,588   $       23,690   $     28,661   $    24,538
Working capital deficiency(10)...................         (248,280)        (221,047)        (346,447)      (200,458)     (234,045)
Other intangible assets and goodwill, gross......        3,627,683        3,853,495        2,854,492      3,024,955     3,171,598
    Less: accumulated amortization...............        2,304,123        1,823,768        1,206,900      1,189,599       914,854
                                                    --------------   --------------   --------------   ------------   -----------
Other intangible assets and goodwill, net........        1,323,560        2,029,727        1,647,592      1,835,356     2,256,744
Total assets.....................................        1,835,620        2,731,219        2,677,479      2,714,552     3,041,074
Long-term debt(11)...............................        1,727,677        1,945,631        1,503,188      1,732,896     1,956,997
Exchangeable preferred stock.....................          484,465          562,957          561,324        559,689       557,841
Total shareholders' deficiency...................       (1,043,798)        (480,592)        (236,026)      (144,238)      (83,703)

                       (See notes on the following page)

NOTES TO SELECTED FINANCIAL DATA

 (1) As a result of the adoption of EITF 00-25, EITF 01-9 and SFAS 144, the Company reclassified amounts from sales, net, for the years ended December 31, 2001, 2000, 1999 and 1998, as follows:

                                             YEARS ENDED DECEMBER 31,
                                             -------------------------
                                   2001         2000          1999          1998
                                ----------   -----------   -----------   ----------
Sales, net (as originally
  reported)...................  $1,742,293   $1,690,952    $1,716,102    $1,573,573
Less:
  Effect of SFAS 144..........     143,322      128,163       109,584       100,692
  Effect of EITF 00-25 &
    01-9......................      20,614       15,298        18,639        15,765
                                ----------   ----------    ----------    ----------
Sales, net (as
  reclassified)...............  $1,578,357   $1,547,491    $1,587,879    $1,457,116
                                ==========   ==========    ==========    ==========

 (2) Includes an impairment of long-lived assets of $11,610 for the year ended December 31, 2002.

 (3) Includes an impairment of intangible assets, goodwill and other, of $154,828, $444,699 and $275,788 for the years ended December 31, 2002, 2001 and 1999, respectively.

 (4) Represents non-cash compensation and non-recurring charges of $15,665, $58,181 and $35,210 for the years ended December 31, 2002, 2001 and 2000, respectively, a provision for severance, closures and restructuring related costs of $51,914, $43,920, $20,798 and $22,000 for the years ended
     December 31, 2002, 2001, 2000 and 1999, respectively, and loss (gain) on the sale of businesses and other, net, of $7,247, ($57,233), ($14,438), ($235,580) and ($7,216) for the years ended December 31, 2002, 2001, 2000,
     1999 and 1998, respectively.

 (5) Represents impairments of the Company's investment in CMGI, Inc. of approximately $7,000 and $155,500 for the years ended December 31, 2001 and 2000, respectively, the Company's investment in Liberty Digital of approximately $700 and $21,900 for the years ended December 31, 2001 and 2000, respectively, the Company's investments in various assets-for-equity transactions of approximately $10,000 and $84,000 for the years ended December 31, 2002 and 2001, respectively, and various other PRIMEDIA investments of approximately $9,200, $14,900 and $11,200 for the years ended December 31, 2002, 2001 and 2000, respectively.

 (6) Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred income tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS
     No. 142, "Goodwill and Other Intangible Assets", the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $52,000 on January 1, 2002 and $20,500 during 2002 which would not have been required prior to the adoption of SFAS 142. The charge recorded to increase the valuation allowance was reduced by the reversal of tax liabilities of $23,000 during the third quarter of 2002 as a result of the impairments of goodwill and certain indefinite lived intangible assets. The income tax expense recorded in 2002 is net of tax refunds received. During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of long-lived assets, primarily goodwill and investments, resulting in a net provision for income taxes of $135,000 and $41,200, respectively. At December 31, 1999 and 1998, the Company's management determined that no adjustment to net deferred income tax assets was required. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of the Supplemental Education Group. At December 31, 2002, the Company had aggregate net operating and capital loss carryforwards of $1,722,781 which will be available to reduce future taxable income.

 (7) In connection with the adoption of SFAS 142 on January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets as a cumulative effect of a change in accounting principle.

 (8) Includes the premiums paid on the redemptions of the $11.625 Series B Exchangeable Preferred Stock in 1998, a $32,788 gain on exchange of exchangeable preferred stock in 2002 and the issuance of warrants valued at $5,891 and $498 to KKR 1996 Fund during 2002 and 2001, respectively, in connection with the EMAP acquisition.

 (9) Basic and diluted loss per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 15 of the notes to the consolidated financial statements included elsewhere in this Annual Report.

 (10) Includes current maturities of long-term debt and net assets held for sale, where applicable. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the expensing of certain editorial and product development costs when incurred and the recording of deferred revenue from subscriptions as a current liability. Advertising costs are expensed when the promotional activities occur except for certain direct-response advertising costs which are capitalized and amortized over the estimated period of future benefit.

 (11) Excludes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

INTRODUCTION

    The following discussion and analysis summarizes the financial condition and operating performance of the Company and its two segments and should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included elsewhere in this Annual Report.

FORWARD-LOOKING INFORMATION

    PRIMEDIA, in its fourth quarter 2002 earnings conference call with investors and related earnings release on February 12, 2003, indicated that it expected modest revenue growth and high single-digit Segment EBITDA growth in 2003 as compared to 2002. As noted in the conference call and related earnings release, the Company's revenue and earnings guidance does not factor in the consequences of extended geopolitical conflict and may change as circumstances warrant. PRIMEDIA's 2003 guidance followed a 2002 in which the Company significantly increased its Segment EBITDA by integrating its 2001 acquisitions of About and EMAP, including their results for the full year 2002, and by materially reducing the Company's operating costs.

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

WHY WE USE SEGMENT EBITDA

    PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Internally, the Company's chief operating decision maker and the remainder of the executive team measure performance primarily based on segment EBITDA. Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other charges (income) ("Segment EBITDA"). Other charges (income) include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on the sale of businesses and other, net.

    Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income detailed below under the caption "Segment Data."

    The Company's two segments are Consumer and Business-to-Business. PRIMEDIA groups its businesses into these two segments based on the nature of the products and services they provide and the type or class of customer for these products or services. The Company's Consumer segment produces and distributes content through magazines, guides, videos and over the Internet to consumers primarily in niche and enthusiast markets. The Consumer segment includes the Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About.com. The Company's Business-to-Business segment produces and distributes content via magazines, books, video, exhibits, the internet and databases to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The Business-to-Business segment includes the Business Magazines & Media Group, PRIMEDIA Workplace Learning and PRIMEDIA Information. Corporate represents items not allocated to other business segments such as general corporate administration.

INTRACOMPANY AND INTERCOMPANY TRANSACTIONS

    In addition, the information presented below includes certain allocations and intracompany and intercompany transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations represent intracompany and intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intracompany and intercompany transactions, which represent transactions between operating units within the same business segment or transactions between operating units in different business segments, are eliminated in consolidation. Intracompany eliminations were $104,271, $61,621 and $44,696 for the years ended
December 31, 2002, 2001 and 2000, respectively. Intercompany eliminations were $6,106, $3,830 and $1,616 for the years ended December 31, 2002, 2001 and 2000, respectively.

NON-CORE BUSINESSES

    Management believes a meaningful comparison of the results of operations for 2002, 2001 and 2000 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management is evaluating for turnaround or shutdown. The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacon's (divested in November 2001) and certain titles of the Business Magazines and Media Group and the Consumer Magazines & Media Group which are discontinued or divested. In addition, the Company has restructured or consolidated several new media properties, whose value can only be realized through the far greater efficiency of having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. For the year ended December 31, 2002, the Company has reclassified certain product lines as Non-Core Businesses and in certain instances has reclassified prior periods accordingly. The Company believes that the amounts that have not been reclassified are not significant. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional costs been allocated to the Non-Core Businesses subsequent to this date.

DISCONTINUED OPERATIONS AND RECLASSIFICATIONS OF PRODUCT PLACEMENT COSTS

    Prior years' results have been restated to reflect the adoption SFAS 144, EITF 00-25 and EITF 01-9.

    On January 1, 2002, the Company adopted SFAS 144. As a result of this adoption, prior year results have been reclassified to reflect the results of the Modern Bride Group, ExitInfo, Chicago, Horticulture, Doll Reader, the American Baby Group and IN New York as discontinued operations for the periods prior to their respective divestiture dates.

    On January 1, 2002, the Company also adopted EITF 00-25 and EITF 01-9, which resulted in a net reclassification of product placement costs previously recorded as operating expenses to reductions of sales from such activities.

SEGMENT DATA

    Segment data for the Company organized on the foregoing basis are presented below:

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002         2001          2000
                                                              ----------   -----------   ----------
Sales, Net:
  Continuing Businesses:
      Consumer..............................................  $1,326,698   $ 1,147,069   $  986,481
      Business-to-Business..................................     357,752       423,204      473,589
      Intercompany and Intracompany Eliminations............    (110,377)      (65,451)     (46,312)
                                                              ----------   -----------   ----------
        Subtotal............................................   1,574,073     1,504,822    1,413,758
  Non-Core Businesses.......................................      13,491        73,535      133,733
                                                              ----------   -----------   ----------
        Total...............................................  $1,587,564   $ 1,578,357   $1,547,491
                                                              ==========   ===========   ==========
Segment EBITDA(1):
  Continuing Businesses:
      Consumer..............................................  $  237,961   $   151,930   $  176,256
      Business-to-Business(2)...............................      44,834        68,897      114,076
      Corporate.............................................     (32,710)      (32,308)     (33,974)
                                                              ----------   -----------   ----------
        Subtotal............................................     250,085       188,519      256,358
  Non-Core Businesses.......................................      (3,253)      (28,340)     (23,171)
                                                              ----------   -----------   ----------
        Total...............................................  $  246,832   $   160,179   $  233,187
                                                              ==========   ===========   ==========
Depreciation, Amortization and Other Charges(3):
  Continuing Businesses:
      Consumer..............................................  $  203,348   $   652,199   $   98,790
      Business-to-Business..................................     144,073        91,835       63,326
      Corporate.............................................      17,429        31,178       30,205
                                                              ----------   -----------   ----------
        Subtotal............................................     364,850       775,212      192,321
  Non-Core Businesses.......................................       3,083        65,669       20,465
                                                              ----------   -----------   ----------
        Total...............................................  $  367,933   $   840,881   $  212,786
                                                              ==========   ===========   ==========
Operating Income (Loss):
  Continuing Businesses:
      Consumer..............................................  $   34,613     ($500,269)  $   77,466
      Business-to-Business..................................     (99,239)      (22,938)      50,750
      Corporate.............................................     (50,139)      (63,486)     (64,179)
                                                              ----------   -----------   ----------
        Subtotal............................................    (114,765)     (586,693)      64,037
  Non-Core Businesses.......................................      (6,336)      (94,009)     (43,636)
                                                              ----------   -----------   ----------
        Total...............................................    (121,101)     (680,702)      20,401
Other Income (Expense):
  Provision for impairment of investments...................     (19,231)     (106,512)    (188,526)
  Interest expense..........................................    (140,889)     (145,960)    (143,988)
  Amortization of deferred financing costs..................      (4,285)      (10,947)      (3,836)
  Other, net................................................       5,674       (35,562)      (3,110)
                                                              ----------   -----------   ----------
Loss from Continuing Operations Before Income Tax Expense...    (279,832)     (979,683)    (319,059)
Income Tax Expense..........................................     (46,356)     (135,000)     (41,200)
                                                              ----------   -----------   ----------
Loss from Continuing Operations.............................    (326,188)   (1,114,683)    (360,259)
Discontinued Operations.....................................     115,273         3,042       13,433
Cumulative Effect of a Change in Accounting Principle (from
  the adoption of Statement of Financial Accounting
  Standards No. 142)........................................    (388,508)           --           --
                                                              ----------   -----------   ----------
Net Loss....................................................  ($ 599,423)  ($1,111,641)  ($ 346,826)
                                                              ==========   ===========   ==========

------------------------------

(1) Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other charges (income) including non-cash compensation and non-recurring charges of $15,665, $58,181, and $35,210 for the years ended December 31, 2002, 2001 and 2000, respectively, provision for severance, closures and restructuring related costs of $51,914, $43,920 and $20,798 for the years ended December 31, 2002, 2001 and 2000, respectively, and loss
    (gain) on sale of businesses and other, net of $7,247, ($57,233) and ($14,438) for the years ended December 31, 2002, 2001 and 2000, respectively. Segment EBITDA excludes $8,537 of additional restructuring related costs included in general and administrative expenses for the year ended December 31, 2001. Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their Segment EBITDA results. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

     The following represents a reconciliation of Segment EBITDA to operating income (loss) by segment for the years ended December 31, 2002, 2001 and 2000.

                                                             YEAR ENDED DECEMBER 31, 2002
                                               --------------------------------------------------------
                                                          BUSINESS-TO-
                                               CONSUMER     BUSINESS    CORPORATE  NON-CORE     TOTAL
                                               ---------  ------------  ---------  ---------  ---------
Segment EBITDA...............................  $237,961    $  44,834    $(32,710)  $ (3,253)  $ 246,832
Depreciation of property and equipment.......   (49,206)     (20,962)     (2,679)      (300)    (73,147)
Amortization of intangible assets, goodwill
  and other..................................  (104,125)    (114,897)       (889)       (49)   (219,960)
Non-cash compensation and non-recurring
  charges....................................    (3,366)        (675)    (11,624)        --     (15,665)
Provision for severance, closures and
  restructuring related costs................   (41,102)      (7,242)     (3,570)        --     (51,914)
(Loss) gain on sale of businesses and other,
  net........................................    (5,549)        (297)      1,333     (2,734)     (7,247)
                                               ---------   ---------    --------   ---------  ---------
Operating income (loss)......................  $ 34,613    $ (99,239)   $(50,139)  $ (6,336)  $(121,101)
                                               =========   =========    ========   =========  =========

                                                             YEAR ENDED DECEMBER 31, 2001
                                               --------------------------------------------------------
                                                          BUSINESS-TO-
                                               CONSUMER     BUSINESS    CORPORATE  NON-CORE     TOTAL
                                               ---------  ------------  ---------  ---------  ---------
Segment EBITDA...............................  $151,930    $  68,897    $(32,308)  $(28,340)  $ 160,179
Depreciation of property and equipment.......   (46,666)     (26,255)     (2,109)    (6,406)    (81,436)
Amortization of intangible assets, goodwill
  and other..................................  (549,961)     (52,517)       (509)  (103,053)   (706,040)
Non-cash compensation and non-recurring
  charges....................................   (26,480)      (1,502)    (30,199)        --     (58,181)
Provision for severance, closures and
  restructuring related costs................   (26,199)     (10,458)     (3,405)    (3,858)    (43,920)
Other restructuring related costs included in
  general and administrative expenses........    (2,608)      (2,036)     (3,893)        --      (8,537)
(Loss) gain on sale of businesses and other,
  net........................................      (285)         933       8,937     47,648      57,233
                                               ---------   ---------    --------   ---------  ---------
Operating loss...............................  $(500,269)  $ (22,938)   $(63,486)  $(94,009)  $(680,702)
                                               =========   =========    ========   =========  =========

                                                             YEAR ENDED DECEMBER 31, 2000
                                               --------------------------------------------------------
                                                          BUSINESS-TO-
                                               CONSUMER     BUSINESS    CORPORATE  NON-CORE     TOTAL
                                               ---------  ------------  ---------  ---------  ---------
Segment EBITDA...............................  $176,256    $ 114,076    $(33,974)  $(23,171)  $ 233,187
Depreciation of property and equipment.......   (25,504)     (18,856)     (1,947)    (5,823)    (52,130)
Amortization of intangible assets, goodwill
  and other..................................   (66,819)     (38,772)       (334)   (13,161)   (119,086)
Non-cash compensation and non-recurring
  charges....................................        --       (7,400)    (27,810)        --     (35,210)
Provision for severance, closures and
  restructuring related costs................    (6,696)       1,638     (14,371)    (1,369)    (20,798)
(Loss) gain on sale of businesses and other,
  net........................................       229           64      14,257       (112)     14,438
                                               ---------   ---------    --------   ---------  ---------
Operating income (loss)......................  $ 77,466    $  50,750    $(64,179)  $(43,636)  $  20,401
                                               =========   =========    ========   =========  =========

     Consolidated EBITDA represents operating income (loss) before depreciation of property and equipment and amortization of intangible assets, goodwill and other. Operating income (loss) excludes interest and taxes. Consolidated EBITDA is presented in order to reconcile Segment EBITDA to operating income (loss). Consolidated EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows as a measure of liquidity. Consolidated EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Consolidated EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Consolidated EBITDA in identical manners, and, therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to Consolidated EBITDA and then to operating income (loss) for the three years ended December 31, 2002 detailed below.

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                2002            2001            2000
                                                              ---------       ---------       ---------
Segment EBITDA..............................................  $ 246,832       $ 160,179       $ 233,187
Non-cash compensation and non-recurring charges.............    (15,665)        (58,181)        (35,210)
Provision for severance, closures and restructuring related
  costs.....................................................    (51,914)        (43,920)        (20,798)
Other restructuring related costs included in general and
  administrative expense....................................         --          (8,537)             --
(Loss) gain on sale of businesses and other, net............     (7,247)         57,233          14,438
                                                              ---------       ---------       ---------
Consolidated EBITDA.........................................    172,006         106,774         191,617
Depreciation of property and equipment......................    (73,147)        (81,436)        (52,130)
Amortization of intangible assets, goodwill and other.......   (219,960)       (706,040)       (119,086)
                                                              ---------       ---------       ---------
Operating income (loss).....................................  $(121,101)      $(680,702)      $  20,401
                                                              =========       =========       =========

(2) Includes reversals of sales tax accruals that were no longer required of $1,321 and $4,000 in 2002 and 2001, respectively. Also includes a one time insurance refund of $521 in 2002 related to the prior year.

(3) Depreciation includes an impairment of long lived assets of $11,610 for the year ended December 31, 2002. Amortization includes an impairment of intangible assets, goodwill and other of $154,828 and $444,699 for the years ended December 31, 2002 and 2001, respectively. Other charges (income) include non-cash compensation and non-recurring charges, a provision for severance, closures and restructuring related costs, loss (gain) on the sale of businesses and other, net and other restructuring related costs included in general and administrative expenses referred to in Note (1) above.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

CONSOLIDATED RESULTS:

SALES, NET

    Consolidated sales from Continuing Businesses increased 4.6% to $1,574,073 in 2002 from $1,504,822 in 2001. 2002 sales growth is attributable mostly to the inclusion of the full year results of EMAP, acquired in the latter part of 2001, in the Consumer segment. The increase in the Consumer segment of $179,629 was partially offset by a decline in the Business-to-Business segment of $65,452 before intercompany and intracompany eliminations. Further details about segment performance is included in the segment specific sections below.

    Total sales, including Continuing and Non-Core Businesses, increased 0.6% to $1,587,564 in 2002 from $1,578,357 in 2001. The adoption of EITF 00-25 and 01-9, on January 1, 2002, resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the statements of consolidated operations to reductions of sales from such activities. The change in classification had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $20,614 for the year ended December 31, 2001.

    The Company had entered various assets-for-equity investments in start-ups and early stage companies in 2001 and did so to a much lesser extent in 2002. Some of these transactions included cash consideration paid by the Company. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes revenue when these services are delivered in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $7,600 and $46,900 during the years ended December 31, 2002 and 2001, respectively. The revenue from these transactions declined substantially throughout 2002 and will continue to decline in future periods. In addition, for the years ended
December 31, 2002 and 2001, revenue from barter transactions was approximately $18,200 and $36,600, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

    Segment EBITDA from Continuing Businesses increased 32.7% to $250,085 in 2002 from $188,519 in 2001 due to an increase of $86,031 in the Consumer segment partially offset by a decline in the Business-to-Business segment of $24,063, further detailed below. Total Segment EBITDA, including Continuing and Non-Core Businesses, increased 54.1% to $246,832 in 2002 from $160,179 in 2001.

OPERATING INCOME (LOSS)

    Operating loss from Continuing Businesses was $114,765 in 2002 compared to $586,693 in 2001. The decrease was primarily due to a decrease in amortization expense ($383,076), primarily due to higher impairments of goodwill and other intangible assets in 2001 ($192,679) as well as the elimination of goodwill and trademark amortization upon the adoption of SFAS 142 on January 1, 2002 ($181,141). In addition, Segment EBITDA from Continuing Businesses increased by $61,566 in 2002 over 2001.

NET LOSS

    Interest expense decreased by $5,071 or 3.5% in 2002 compared to 2001 primarly due to lower average levels of indebtedness as a result of the Company's use of divestiture proceeds to pay down borrowings under the Company's credit facilities, as well as a reduction in interest rates.

    In connection with the adoption of SFAS 142 effective January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508, as a cumulative effect of a change in accounting principle.

    The total impairment charge recorded in depreciation and amortization under SFAS 142 and SFAS 144 for the year end December 31, 2002 was $146,934 related to goodwill, intangibles and other assets and $11,610 related to property and equipment. In addition, the Company recorded $49,500 of related non-cash deferred income tax expense. See Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144.

    During 2002, the Company completed the sales of the Modern Bride Group ("MBG"), ExitInfo, Chicago, Horticulture, Doll Reader, IN New York and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the statements of consolidated operations for the years ended December 31, 2002 and 2001. SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of operations as discontinued operations and to reclassify prior periods accordingly. These divestitures resulted in a gain of $111,449 and were part of the Company's planned program which targeted the divestiture of $250,000 of assets.

CONSUMER SEGMENT (INCLUDING CONSUMER MAGAZINE AND MEDIA GROUP, CONSUMER GUIDES, PRIMEDIA TELEVISION AND ABOUT):

SALES, NET

    Sales from Continuing Businesses increased 15.7% to $1,326,698 in 2002 from $1,147,069 in 2001 before eliminations primarily due to the inclusion of the full year results of EMAP (191.8%) acquired in the latter part of 2001, and growth at Consumer Guides (5.8%). Consumer Guides revenue growth was attributable to strong performance at the unit's Apartment Guides division, continuing the sales trend of recent years. The Consumer Magazines and Media Group, excluding EMAP, saw a decline in brand advertising revenues primarily in the Company's larger circulation titles. The revenue decline can also be attributed to a reduction of non-cash revenue items such as barter and assets-for-equity revenue transactions primarily at the PRIMEDIA Television and About units.

    These sales include new media sales from Continuing Business which increased 6.4% to $88,136 in 2002 from $82,868 in 2001, primarily due to the inclusion of EMAP for the period subsequent to the acquisition date and the organic growth at apartmentguide.com, partially offset by the decreases at About. In general, new media sales reflect the results of About, the Consumer Guides Internet properties including apartmentguide.com, and Internet operations associated with the Company's consumer magazine brands. These new media sales include the allocation of bundled revenues (print and online billed together) and various intracompany and intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Eliminations of $86,817 in 2002 and $50,762 in 2001 represent intersegment sales ($4,197 and $3,466 for the years ended December 31, 2002 and 2001, respectively) and intrasegment sales ($82,620 and $47,296 for the years ended December 31, 2002 and 2001, respectively) which are eliminated in consolidation. Total Consumer Segment sales, including Continuing and Non-Core Businesses, for the year ended
December 31, 2001 reflect reclassifications related to the adoption of EITF 00-25 and 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $20,614, and a corresponding reduction of distribution, circulation and fulfillment expense on the statements of consolidated operations for the year ended December 31, 2001. Revenue recognized in connection with assets-for-equity transactions was approximately $3,500 and $36,800 for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, revenue from barter transactions was approximately $11,000 and $27,600, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

    Segment EBITDA from Continuing Businesses increased 56.6% to $237,961 in 2002 from $151,930 in 2001 primarily due to the acquisition of EMAP (183.2%) whose results were included for periods subsequent to its acquisition date, and cost-cutting measures taken across the segment in 2002 and 2001. Cost cutting actions included significant headcount reductions, the shut-down of unprofitable magazine titles and the rationalization of costs at the Company's Internet operations. The Segment EBITDA margin increased to 17.9% in 2002 compared to 13.2% in 2001.

OPERATING INCOME (LOSS)

    Operating income (loss) from Continuing Businesses was $34,613 in 2002 compared to ($500,269) in 2001. The increase in operating income was attributable to lower amortization expense ($445,836) as a result of higher impairment charges in 2001 ($271,940) as well as the elimination of goodwill and trademark amortization upon the adoption of SFAS 142 ($171,703). In addition, an increase in Segment EBITDA ($86,031) and a decrease in non-cash compensation expense contributed to the higher operating income.

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING BUSINESS MAGAZINES AND MEDIA GROUP, WORKPLACE LEARNING AND PRIMEDIA INFORMATION):

SALES, NET

    Sales from Continuing Businesses decreased 15.5% to $357,752 in 2002 from $423,204 in 2001 before eliminations. The decline in revenue was attributable to industry-wide softness in business-to-business advertising. The majority of the drop occurred in the Company's Business Magazines and Media Group, with the steepest declines in advertising revenue at the telecommunications, entertainment technology, agribusiness and trucking divisions. PRIMEDIA Workplace Learning also saw a revenue decline, in part because of a cyclical pull-back in business demand for corporate training.

    These sales include new media sales from Continuing Businesses which increased 12.2% to $14,025 in 2002 from $12,502 in 2001. The new media sales include various intracompany and intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Eliminations of $23,560 in 2002 and $14,689 in 2001 represent intersegment sales ($1,909 and $364 for the years ended December 31, 2002 and 2001, respectively) and intrasegment sales ($21,651 and $14,325 for the years ended December 31, 2002 and 2001, respectively) which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was approximately $4,100 and $10,100 for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, revenue from barter transactions was approximately $7,200 and $9,000, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

    Segment EBITDA from Continuing Businesses decreased 34.9% to $44,834 in 2002 from $68,897 in 2001 primarily due to weakness at the Business Magazines and Media Group ($22,311). The Segment EBITDA margin decreased to 12.5% in 2002 compared to 16.3% in 2001 primarily due to softness in business-to-business advertising partially offset by cost cutting measures, including significant staff reductions in the Business Magazines and Media Group. The segment also recorded one-time credits of $1,842 in 2002 and $4,000 in 2001 related to reversals of sales tax accruals in both years and an insurance refund of $521 in 2002.

OPERATING INCOME (LOSS)

    Operating loss from Continuing Businesses was $99,239 in 2002 compared to $22,938 in 2001. The increase was attributable to lower EBITDA ($24,063) and an increase in amortization expense ($62,380) primarily due to higher impairment charges during 2002 ($79,261), partially offset by the elimination of goodwill and trademark amortization upon the adoption of SFAS 142 ($9,680) and a decrease in amortization expense in 2002 for definite lived intangible assets.

CORPORATE:

    Corporate EBITDA losses reflect corporate overhead and other expenses not allocated to one of the Company's segments. EBITDA losses increased by 1.2% to $32,710 in 2002 from $32,308 in 2001. This increase was due to higher professional fees and certain incremental technology and consulting costs partially offset by headcount reductions. The Company is committed to continuing its investment in better systems and technology.

    Operating loss decreased to $50,139 in 2002 from $63,486 in 2001. Operating loss includes $11,624 and $30,199 of non-cash compensation and non-recurring charges during the years ended December 31, 2002 and 2001, respectively, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes a provision for severance, closures and restructuring related costs of $3,570 and $7,298 during the years ended December 31, 2002 and 2001, respectively. This provision is comprised of employee related termination costs and real estate lease commitments for space that the Company no longer occupies.

NON-CORE BUSINESSES:

    During 2001, the Company shut down or divested approximately 40 properties. Segment EBITDA losses from these properties approximated $36,800 for the year ended December 31, 2001. These Segment EBITDA losses were partially offset by positive Segment EBITDA at Bacon's, which was divested during 2001, resulting in a net Segment EBITDA loss for the Non-Core Businesses of $28,340.

    Corporate administrative costs of approximately $1,900 and $9,900 were allocated to the Non-Core Businesses during the years ended December 31, 2002 and 2001, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated due to the shutdown or divestiture of the Non-Core Businesses.

    Effective June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional costs be allocated to the Non-Core Businesses subsequent to this date.

DISCONTINUED OPERATIONS:

    In 2002, the Company completed the sale of the MBG, which included Modern Bride plus 16 regional bridal magazines, ExitInfo, Chicago, Horticulture, Doll Reader, IN New York and the American Baby Group. In accordance with SFAS 144, the operating results of these divested entities have been reclassified to discontinued operations on the statements of consolidated operations for the years ended December 31, 2002 and 2001. Sales from Continuing Businesses excludes sales from discontinued operations of $82,476 and $143,322 for the years ended December 31, 2002 and 2001, respectively. Segment EBITDA from Continuing Businesses excludes Segment EBITDA from discontinued operations of $8,502 and $11,587 for the years ended December 31, 2002 and 2001, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. Management has allocated direct incremental costs of $3,357 and $5,112 to the discontinued operations for the years ended December 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

CONSOLIDATED RESULTS:

SALES, NET

    Consolidated sales from Continuing Businesses increased 6.4% to $1,504,822 in 2001 from $1,413,758 in 2000. The growth in the consumer segment of $160,588 was partially offset by a decline in the business-to-business segment of $50,385 before intercompany and intracompany eliminations, further detailed below. Total sales, including Continuing and Non-Core Businesses, increased 2.0% to $1,578,357 in 2001 from $1,547,491 in 2000. On January 1, 2002, the Company adopted EITF No. 00-25 and 01-9 which resulted in a net reclassification of product placement costs previously classified as distribution, circulation and fulfillment expense on the statements of consolidated operations to reductions of sales from such activities. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $20,614 and $15,298 for the years ended December 31, 2001 and 2000, respectively.

    During 2001 and 2000, the Company entered various assets-for-equity transactions, some of which also included cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $46,900 and $43,400 during the years ended December 31, 2001 and 2000, respectively. In addition, for the years ended December 31, 2001 and 2000, revenue from barter transactions was approximately $36,600 and $7,900, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

    Segment EBITDA from Continuing Businesses decreased 26.5% to $188,519 in 2001 from $256,358 in 2000 due to decreases of $24,326 and $45,179 related to the Consumer and Business-to-Business segments, respectively, further detailed below. Total Segment EBITDA, including Continuing and Non-Core Businesses, decreased 31.3% to $160,179 in 2001 from $233,187 in 2000 due to declines in both segments.

OPERATING INCOME (LOSS)

    Operating income (loss) from Continuing Businesses was ($586,693) in 2001 compared to $64,037 in 2000. This decrease was primarily due to an increase in amortization expense of $497,062 of which approximately $154,400 related to acquisitions and approximately $345,000 related to the impairment of long-lived assets of our Continuing Businesses, primarily goodwill. These impairments, further detailed below, were the result of certain product discontinuances as well as the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of these assets. Total operating income (loss), including Continuing and Non-Core Businesses, was ($680,702) in 2001 compared to $20,401 in 2000.

NET LOSS

    Interest expense increased by $1,972 or 1.4% in 2001 compared to 2000 due to increased borrowings under the Company's bank credit facilities to finance the 2001 EMAP acquisition.

    During 2001 and 2000, the net deferred income tax asset was reduced by $135,000 and $41,200, respectively, as the Company increased its valuation allowance and recorded a related provision for income taxes due to continued historical operating losses and the impairment of long-lived assets, primarily goodwill and investments.

CONSUMER SEGMENT (INCLUDING CONSUMER MAGAZINE AND MEDIA GROUP, CONSUMER GUIDES, PRIMEDIA TELEVISION AND ABOUT):

SALES, NET

    Sales from Continuing Businesses increased 16.3% to $1,147,069 in 2001 from $986,481 in 2000 before eliminations primarily due to growth at the Company's Consumer Guides ($26,582) and the acquisitions of About and EMAP whose combined results (approximately $139,100) are included in the Consumer segment for the periods subsequent to their respective acquisition dates.

    Sales includes new media sales from Continuing Businesses which increased 230.6% to $82,868 in 2001 from $25,068 in 2000, primarily due to acquisitions and organic growth at apartmentguide.com (approximately $52,800) of which approximately $10,200 represents organic growth. These new media sales include the allocation of bundled revenues (print and online billed together) and various intracompany and intercompany transactions, which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Eliminations of $50,762 in 2001 and $33,114 in 2000 represent intersegment sales ($3,466 and $1,616 for the years ended December 31, 2001 and 2000, respectively) and intrasegment sales ($47,296 and $31,498 for the years ended December 31, 2001 and 2000, respectively) which are eliminated in consolidation. Total Consumer segment sales, including Continuing and Non-Core Businesses, reflect reclassifications related to the adoption of EITF 00-25 and 01-9. The adoption of these pronouncements resulted in a reduction of sales, net of $20,614 and $15,298 and a corresponding reduction of distribution, circulation and fulfillment expense on the statements of consolidated operations for the years ended December 31, 2001 and 2000, respectively. Revenue recognized in connection with assets-for-equity transactions, which was generally in the traditional businesses, was approximately $36,800 and $30,000 for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, revenue from barter transactions was approximately $27,600 and $1,900, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

    Segment EBITDA from Continuing Businesses decreased 13.8% to $151,930 in 2001 from $176,256 in 2000 primarily due to Segment EBITDA declines at certain consumer magazines ($35,707 in the aggregate) resulting from advertising softness, partially offset by growth at Consumer Guides ($19,050) and a Segment EBITDA increase from the acquisitions of EMAP and About (approximately $2,800 net) whose results are included for periods subsequent to their respective acquisition dates. The Segment EBITDA margin decreased to 13.2% in 2001 compared to 17.9% in 2000 primarily due to increased industry-wide advertising softness as well as increased Internet spending as a result of the About acquisition.

OPERATING INCOME (LOSS)

    Operating income (loss) from Continuing Businesses was ($500,269) in 2001 compared to $77,466 in 2000. The decrease in operating income was attributable to an increase in goodwill and intangibles amortization expense as a result of the About and EMAP acquisitions (approximately $154,400) and the write-off of goodwill approximating $326,300 relating to About. This write-off was the result of the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of the goodwill. This determination did not reflect other benefits realized or expected to be realized, across PRIMEDIA, as a result of the integration of About. In addition, the decrease in Segment EBITDA and increase in provision for severance, closures and restructuring related costs also contributed to the increased operating loss in 2001.

BUSINESS-TO-BUSINESS SEGMENT (INCLUDING BUSINESS MAGAZINES AND MEDIA GROUP, WORKPLACE LEARNING AND PRIMEDIA INFORMATION):

SALES, NET

    Sales from Continuing Businesses decreased 10.6% to $423,204 in 2001 from $473,589 in 2000 before eliminations primarily due to industry advertising softness at certain business-to-business magazines and trade shows (approximately $49,500).

    Sales includes new media sales from Continuing Businesses which decreased 2.8% to $12,502 in 2001 from $12,860 in 2000. The new media sales include various intracompany and intercompany transactions which are eliminated in consolidation. As a result, the new media sales from Continuing Businesses are not necessarily indicative of the results had the new media businesses been operated as stand-alone operations. Eliminations of $14,689 in 2001 and $13,198 in 2000 represent intersegment sales ($364 and $0 for the years ended
December 31, 2001 and 2000, respectively) and intrasegment sales ($14,325 and $13,198 for the years ended December 31, 2001 and 2000, respectively) which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was approximately $10,100 and $13,400 for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, revenue from barter transactions was approximately $9,000 and $6,000, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

    Segment EBITDA from Continuing Businesses decreased 39.6% to $68,897 in 2001 from $114,076 in 2000 primarily due to weakness at the Business Magazines and Media Group (approximately $42,800). The Segment EBITDA margin decreased to 16.3% in 2001 compared to 24.1% in 2000 primarily due to softness in business-to-business advertising.

OPERATING INCOME (LOSS)

    Operating income (loss) from Continuing Businesses, was ($22,938) in 2001 compared to $50,750 in 2000. The decrease in operating income was attributable to lower EBITDA levels and an increase in amortization expense related to the write-off of goodwill and intangible assets at certain Business-to-Business segment products (approximately $17,700). This write-off was the result of the Company's determination that the estimated future undiscounted cash flows were not sufficient to cover the carrying value of certain long-lived assets, primarily goodwill.

CORPORATE:

    Segment EBITDA losses decreased to $32,308 in 2001 from $33,974 in 2000.

    Operating loss decreased to $63,486 in 2001 from $64,179 in 2000. Operating loss includes $30,199 and $27,810 of non-cash compensation and non-recurring charges during the years ended December 31, 2001 and 2000, respectively, representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes a provision for severance, closures and restructuring related costs of $7,298 and $14,371 during the years ended December 31, 2001 and 2000, respectively.

NON-CORE BUSINESSES:

    Sales from Non-Core Businesses decreased to $73,535 in 2001 from $133,733 in 2000 due to the completion of certain divestitures.

    Segment EBITDA from the Non-Core Businesses was $(28,340) in 2001 compared to $(23,171) in 2000. Corporate administrative costs of approximately $9,900 and $9,600 were allocated to the Non-Core Businesses during the years ended
December 31, 2001 and 2000, respectively. The Company believes that these costs, many of which are transaction driven, such as the processing of payables and payroll, will be permanently reduced or eliminated due to the shutdown or divestiture of the Non-Core Businesses.

    During 2001, the Company shut down or divested approximately 40 properties. Segment EBITDA losses from these properties approximated $36,800 for the year ended December 31, 2001 and were partially offset by positive Segment EBITDA at Bacon's, which was divested during 2001, resulting in a net Segment EBITDA loss for the Non-Core businesses of $28,340.

    Operating loss from Non-Core Businesses increased to $94,009 in 2001 from $43,636 in 2000 due to the decline in Segment EBITDA. Operating loss includes an increase in depreciation and amortization primarily due to impairments of long-lived assets, primarily goodwill (approximately $111,000), resulting from the Company's decision to shutdown certain operations which was offset by the gain on the sale of Bacon's of approximately $54,600. In November 2001, the Company completed the sale of Bacon's to Observer AB for $90,000, $15,000 of which represented a note receivable as of December 31, 2001 which was collected in 2002. The proceeds from the sale were used primarily to pay down borrowings under the Company's credit facilities.

DISCONTINUED OPERATIONS

    In 2002, the Company completed the sale of the MBG, which includes Modern Bride plus 16 regional bridal magazines, ExitInfo, Chicago, Horticulture, Doll Reader, IN New York and the American Baby Group. Upon adoption of SFAS 144 on January 1, 2002, the operating results of these divested entities have been reclassified to discontinued operations on the statements of consolidated operations for the years ended December 31, 2001 and 2000, respectively. Sales from Continuing Businesses excludes sales from discontinued operations of $143,322 and $128,163 for the years ended December 31, 2001 and 2000, respectively. Segment EBITDA from Continuing Businesses excludes Segment EBITDA from discontinued operations of $11,587 and $23,492 for the years ended
December 31, 2001 and 2000, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. Management has allocated direct incremental costs of $5,112 and $4,020 to the discontinued operations for the years ended December 31, 2001 and 2000, respectively.

RISK FACTORS

    Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

GENERAL ECONOMIC TRENDS MAY REDUCE OUR ADVERTISING REVENUES.

    Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions. A decline in the level of business activity of our advertisers has had an adverse effect on our revenues and profit margins. Because of the recent economic slowdown in the United States, many advertisers, particularly business-to-business advertisers, are reducing advertising expenditures. The further impact of this slowdown on us is difficult to predict, but it may result in further reductions in advertising revenue. If the current economic slowdown continues or worsens, or if the current geopolitical risk materializes, our results of operations may be adversely affected.

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

OUR DEBT INSTRUMENTS LIMIT OUR BUSINESS FLEXIBILITY BY IMPOSING OPERATING AND FINANCIAL RESTRICTIONS ON OUR OPERATIONS.

    The agreements and indentures governing our indebtedness impose specific operating and financial restrictions on us. These restrictions impose limitations on our ability to, among other things:

    - change the nature of our business;

    - incur additional indebtedness;

    - create liens on our assets;

    - sell assets;

    - issue stock;

    - engage in mergers, consolidations or transactions with our affiliates;

    - make investments in or loans to specific subsidiaries;

    - make guarantees or specific restricted payments; and

    - declare or make dividend payments on our common or preferred stock.

INCREASES IN PAPER AND POSTAGE COSTS MAY HAVE AN ADVERSE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

    The price of paper is a significant expense relating to our print products and direct mail solicitations. Paper price increases may have an adverse effect on our future results. Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Postage costs increased in July 2002 and can be expected to increase in the future. We may not be able to pass these cost increases through to our customers.

INCOMPATIBLE FINANCIAL SYSTEMS LIMIT THE COMPANY'S ABILITY TO OPERATE
  EFFICIENTLY.

    PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which are incompatible. Incompatible financial systems across PRIMEDIA have negatively impacted the Company's ability to efficiently analyze data and respond to business opportunities on a timely basis. Significant capital expenditures are necessary to upgrade and standardize financial systems across the Company. Despite the economic slowdown, the Company is engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management's concerns regarding the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has begun to install an integrated enterprise-wide financial system across all companies. Several smaller units have already been converted to an integrated enterprise-wide financial system this year with the remaining units to be converted over the next 12 months. Despite the difficult economic environment, the Company plans to spend approximately $20 million on the systems upgrade, of which approximately $5 million has been spent during 2002. However, it will take approximately
18 months to complete the systems upgrade and fully realize the planned benefits of an integrated enterprise-wide financial system. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

    The decline in advertising revenues has necessitated cost cuts including the reduction of certain personnel at the Company. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, due to the increased volume of work being generated in the financial area, among other things, by the process of converting our systems. The Company believes that it has in place the necessary financial workforce to analyze data and has put in place additional financial personnel during the period prior to the completion of the financial systems upgrade, in order to improve the efficiency of financial analysis and mitigate the risk of employee turnover.

    The Company's management is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel, the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure. To mitigate management's concerns regarding the hiring and retention of qualified financial personnel and to ensure future stability in the financial workforce, the Company has upgraded the skill level of its back office personnel, consolidated certain back office functions and cross trained and continues to cross train individuals in the performance of multiple job functions, and is continuing to aggressively recruit qualified professionals to strengthen and increase its financial personnel. The Company is currently close to being fully staffed in the finance area.

LIQUIDITY, CAPITAL AND OTHER RESOURCES

    The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, the payment of preferred stock dividends and other anticipated expenditures in 2003. The Company has implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future possible cash flow shortfalls.

    WORKING CAPITAL

    Consolidated working capital deficiency, which includes current maturities of long-term debt, was $248,280 at December 31, 2002 compared to $221,047 at December 31, 2001. The change in working capital is primarily attributable to a decrease in accounts receivable attributable to lower sales which was only partially offset by a decrease in accounts payable and accrued expenses related to company-wide cost reductions. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

    As of December 31, 2002, the Company had cash and unused credit facilities of $302,165 as further discussed below.

    CASH FLOW - 2002 COMPARED TO 2001

    Net cash provided by (used in) operating activities, as reported, during 2002 after interest payments of $141,696, increased to $50,281 as compared to ($101,348) during 2001, primarily due to the increase in Segment EBITDA. Net capital expenditures decreased 35.5% to $39,163 during 2002 compared to $60,740 during 2001 due primarily to the Company's efforts to control capital spending. As in 2001, the Company also continued to reduce capital investment in its new media operations. The Company expects the level of capital spending to increase in 2003 as it continues to invest in enterprise-wide financial systems. Net cash provided by (used in) investing activities during 2002 was $194,783 primarily due to proceeds from the divestiture program compared to ($407,057) during 2001 primarily due to the acquisition of EMAP. Net cash provided by (used in) financing activities during 2002 was ($260,099) primarily due to the use of divestiture proceeds to pay down debt compared to $518,303 during 2001, which represented proceeds from equity and debt issuances primarily used to finance the acquisition activity.

    CASH FLOW - 2001 COMPARED TO 2000

    Net cash provided by (used in) operating activities, as reported, during 2001 after interest payments of $128,639, decreased to ($101,348) as compared to $52,546 during 2000, primarily due to the decrease in Segment EBITDA of $73,008, as well as payments related to accounts payable and other accrued expenses of approximately $59,974. Net capital expenditures decreased 21.7% to $60,740 during 2001 compared to $77,579 during 2000 due primarily to higher levels of spending during 2000 on new office space and capitalized software expenditures associated with the Company's new media operations. Net cash used in investing activities during 2001 was $407,057 compared to $54,644 during 2000. This increase was primarily due to the EMAP acquisition of $515,000 partially offset by the cash acquired from the About acquisition of $109,490. Net cash provided by (used in) financing activities during 2001 was $518,303 compared to ($2,873) during 2000. The change was primarily attributable to proceeds from the debt drawdowns of approximately $265,000 and equity issuances associated with the EMAP financing of approximately $250,000.

    FINANCING ARRANGEMENTS

    On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the credit agreement and as otherwise permitted under the credit agreement and the indebtedness relating to the Senior Notes of the Company is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company owned directly by the Company which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness). Borrowings under the bank credit facilities are guaranteed by each of our wholly owned domestic restricted subsidiaries as determined by the Company's management in accordance with the provisions and limitations of the Company's credit agreement. Certain of our subsidiaries are not guarantors of the bank credit facilities.

    Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

                                                     REVOLVER    TERM A     TERM B       TOTAL
                                                     --------   --------   ---------   ---------
Credit Facility....................................  $451,000   $ 95,000   $ 397,731   $ 943,731
Borrowings Outstanding.............................  (148,000)   (95,000)   (397,731)   (640,731)
Letters of Credit Outstanding......................   (19,388)        --          --     (19,388)
                                                     --------   --------   ---------   ---------
Unused Bank Commitments............................  $283,612   $     --   $      --   $ 283,612
                                                     ========   ========   =========   =========

    With the exception of the Term Loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from .125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At December 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was approximately 4.4%.

    Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either .375% or .5%, depending on its debt to EBITDA ratio, as defined in the credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2002, the Company's commitment fees totaling $953 were paid at a weighted average rate of ..5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

    The commitments under the revolving loan facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $22,550 in 2004, $45,100 in 2005, $67,650 in 2006, $135,300 in 2007 and a
final reduction of $180,400 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. In 2002, the Company voluntarily reduced the commitment under the revolving loan facility by $24,000. Aggregate term loan payments under the bank credit facilities are $4,038 in 2003, $15,913 in 2004, $27,788 in 2005,
2006 and 2007, $15,913 in 2008 and $373,503 in 2009. During 2002, the Company
made voluntary pre-payments towards the Term Loans A and B in the amounts of $5,000 and $21,000, respectively.

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

    The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage test in the credit agreements. The purpose for providing this information is to provide more clarity as to the substantial amount of disclosure already provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit and senior note agreements for purposes of determining compliance with certain financial covenants under these agreements. The Company has established intracompany and intercompany arrangements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms' length basis and as permitted by the credit and senior note agreements. These intracompany and intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intracompany and intercompany transactions are eliminated in consolidation. Additionally, the EBITDA of the Restricted Group, as determined for purposes of the leverage ratio and the pricing of the loans under the credit agreement in accordance with these agreements, omits restructuring charges and is adjusted for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

    As calculated per the definition within leverage covenants in the Company's credit agreement, EBITDA of the Restricted Group (as defined) for the year ended December 31, 2002 was $379,225. The EBITDA of the Restricted Group can be derived by adding back the EBITDA loss of the Unrestricted Group to the EBITDA set forth on the condensed statements of consolidated operations and adjusting for the net pro forma effect of acquisitions/divestitures and a number of other adjustments.

    Total Segment EBITDA for the year ended December 31, 2002 was $246,832. The EBITDA of the Unrestricted Group for 2002 was a loss of $131,966. Adjustments (such as divestitures and non-recurring cash charges), which are included in the compliance calculations, were $427 for the year ended December 31, 2002. The EBITDA loss of the Unrestricted Group is comprised of the following categories in the following percentages for the year ended December 31, 2002: Internet properties 65%; traditional turnaround and start-up properties 26%; non-core properties 2%; and related overhead and other charges 7%. The majority of the losses on Internet properties for the year ended December 31, 2002 relates to intercompany and intracompany transactions (including trademark/content licensing and cross promotion).

    The calculation of the Company's leverage ratio, as required under the credit agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At December 31, 2002, this leverage ratio was approximately 4.6 to 1, an improvement from the corresponding ratio at December 31, 2001 of approximately 5.5 to 1.

    As a result of the refinancing of the Company's existing bank credit facilities in 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This write-off is included within amortization of deferred financing costs on the statement of consolidated operations for the year ended December 31, 2001 included elsewhere in this Annual Report.

    The 8 1/2% Senior Notes are due in February 2006, the 7 5/8% Senior Notes are due in April 2008 and the 8 7/8% Senior Notes are due in May 2011. On March 5, 2003, the Company redeemed its $84,175 10 1/4%

Senior Notes. These notes were called at redemption value plus accrued interest of $2,229. These notes were redeemed 15 months ahead of maturity and this redemption will save the Company approximately $7,000 in net cash interest payments. The Company funded this transaction with additional borrowings under its credit facilities.

    During the third quarter of 2002, the Board of Directors authorized the Company to expend up to $20,000 for the purchase of its senior notes in private or public transactions. In the fourth quarter of 2002, the Board of Directors increased the authorization to an aggregate of $90,000. In 2002, the Company repurchased $15,825 of the 10 1/4% Senior Notes (carrying value of $15,825) for $14,300 plus accrued interest, $8,500 of the 8 1/2% Senior Notes (carrying value of $8,485) for $7,838 plus accrued interest, $23,885 of the 7 5/8% Senior Notes (carrying value of $23,806) for $21,089 plus accrued interest and $24,500 of the 8 7/8% Senior Notes (carrying value of $24,176) for $21,210 plus accrued interest. The Senior Note purchases include fees associated with these purchases. These purchases resulted in a gain of $7,855 recorded in other, net on the statement of consolidated operations for the year ended December 31, 2002, included elsewhere in this Annual Report.

    A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our credit facilities. As of March 1, 2003, the Company's senior debt rating from Moody's was B3 and from Standard and Poor's was B.

There are no significant required debt repayments until 2006. The contractual obligations of the Company, adjusted to reflect the Company's early redemption of its 10 1/4% Senior Notes in March 2003, are as follows:

                                                      LESS THAN                             AFTER
CONTRACTUAL CASH OBLIGATIONS               TOTAL       1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS
----------------------------             ----------   ---------   ---------   ---------   ----------
Long-term debt (net of unamortized
 discount).............................  $1,710,524   $  4,038    $ 43,701    $398,358    $1,264,427
Capital lease obligations..............      24,814      3,623       4,863       3,266        13,062
Operating leases.......................     212,338     39,423      69,915      55,268        47,732
                                         ----------   --------    --------    --------    ----------
Total Contractual Cash Obligations.....  $1,947,676   $ 47,084    $118,479    $456,892    $1,325,221
                                         ==========   ========    ========    ========    ==========

    The Company has no variable interest (otherwise known as "special purpose") entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business and the contingent liability with NBC Sports relating to the Gravity Games, which are more fully disclosed below.

    OTHER ARRANGEMENTS

    Two senior executives of About entered into share lockup agreements with the Company. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall ("the Shortfall Payment").

    A liability of approximately $18,400, representing the Shortfall Payment based on the fair value of the Company's common stock, was included as a component of accrued expenses and other on the consolidated balance sheet at December 31, 2001. In 2002, the Company paid approximately $21,000 related to these agreements.

    As a result of one of these executives leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder were forfeited, resulting in a reversal of unearned compensation of $19,166 during the fourth quarter of 2001. The accelerated options expired unexercised during the first quarter of 2002.

    During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to approximately $100,000 of exchangeable preferred stock. During May 2002, the Board of Directors increased the authorization to an aggregate of approximately $165,000 of exchangeable preferred stock. During 2002, the Company exchanged $23,013 liquidation value of Series D Exchangeable Preferred Stock (carrying value of $22,650) for 4,467,033 shares of common stock, $22,667 liquidation value of Series F Exchangeable Preferred Stock (carrying value of $22,103) for 4,385,222 shares of common stock and $35,911 liquidation value of Series H Exchangeable Preferred Stock (carrying value of $35,152) for 8,368,516 shares of common stock. The Company recognized a gain of $32,788 on these exchanges which is included in additional paid in capital on the Company's consolidated balance sheet as of December 31, 2002 and in preferred stock dividends and related accretion, net, on the statement of consolidated operations for the year ended December 31, 2002. The Company expects to realize approximately $7,000 in annualized cash savings from reduced dividend payments associated with its exchangeable preferred stock.

    FINANCING ARRANGEMENTS - EMAP FINANCING

    On August 24, 2001, the Company acquired 100% of the outstanding common stock of the publishing business of EMAP. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

    The Company financed the acquisition of EMAP by (1) issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund (a limited partnership associated with Kohlberg Kravis Roberts & Co. L.P., ("KKR") a related party of the Company) for $125,000 and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27, 2001, all of the issued and outstanding shares of the Series K Convertible Preferred Stock were, in accordance with their terms, converted into 15,795,745 shares of the Company's common stock.

    The Series J Convertible Preferred Stock is convertible at the option of the holder into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. During 2002, the Company paid dividends-in-kind (135,076 shares of Series J Convertible Preferred Stock) valued at approximately $16,884.

    In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may currently be exercised and expire on the earlier of August 24, 2011 or upon a change in control, as defined therein. In addition, the Company was required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment, contingent upon the length of time that the Series J Convertible Preferred Stock was outstanding. As the Series J Convertible Preferred Stock was outstanding for twelve months from the date of issuance, KKR 1996 Fund received the additional warrants to purchase four million shares of common stock. These warrants expire on the earlier of ten years from the date of issuance or upon a change in control.

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

    CONTINGENCIES AND OTHER

    The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

    During 2002, PRIMEDIA contributed the Gravity Games, acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA, on the one hand, and Octagon Marketing and Athlete Representation, Inc., on the other hand, with each party owning 50%. To date, the Company has contributed $2,803 in cash to this venture. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The LLC satisfied all of its payment obligations due to NBC in 2002. The maximum amount for which PRIMEDIA could be liable in 2003 is $2,200. As this liability is contingent on the LLC's failure to pay and the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying consolidated balance sheet as of December 31, 2002; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's consolidated financial statements. The Company's investment in the LLC ($1,526) is reflected as a component of other investments on the accompanying consolidated balance sheet at December 31, 2002. The Company's share of the LLC's losses ($1,277) is reflected as a component of other, net on the accompanying statements of consolidated operations for the year ended December 31, 2002.

    The Company anticipates that a capital investment will be required after 2003 to continue the current business operations and to maintain profit margins at Channel One. We expect spending would begin in 2004 and extend over a three-year period. However, management is pursuing alternative solutions which would decrease the required capital investment of the Company and provide additional significant revenue streams.

    As of and for the year ended December 31, 2002, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves and the recoverability of long-lived assets including goodwill. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates or assumptions form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

    Reserves for sales returns and allowances are primarily related to our newsstand sales. The Company estimates and maintains these reserves based primarily on its distributors' historical return practices and our actual return experience. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our reserve for sales returns and allowances.

    Reserves for severance, closures and restructuring related costs are estimated costs resulting from management's plans and actions to integrate the Company and consolidate certain back office functions. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves.

    The Company records purchase price allocations for acquisitions based on preliminary information received at the date of acquisition and based on our acquisition experience. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained, typically from an independent appraisal. The final asset and liability fair values may differ from the preliminary allocations. If the final allocations for the acquisitions differ from the preliminary allocations, we may need to increase or decrease our depreciation and/or amortization expense, for the acquired assets.

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

    We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge to the carrying value of the asset in the future.

    Reserves for estimated obligations relating to divestitures may arise as a result of the sale of certain titles or business units. These reserves are established for such items that we remain liable for after the sale is completed and are recorded at the time of the divestiture as part of the gain or loss on the sale of the divested asset or business. If the future payments for such items differ from our estimates, there could be a change in the determination of the gain or loss on sale.

    On January 1, 2002, the Company adopted SFAS 142 for all remaining goodwill and indefinite lived intangible assets. Upon adoption, the Company ceased the amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. All of the Company's other intangible assets are subject to amortization.

    The Company's SFAS 142 evaluations at both January 1, 2002 and October 31, 2002, including the reassessment of its trademark valuation during the third quarter, were performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflects management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected.

    The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitablity information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

NET OPERATING LOSS CARRYFORWARDS

    During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of investments, resulting in a net provision for income taxes of $135,000 and $41,200, respectively. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company's valuation allowance will be adjusted accordingly.

    At December 31, 2002, the Company had aggregate net operating and capital loss carryforwards of $1,722,781 which will be available to reduce future taxable income through 2022.

PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

    During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many functions and facilities. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

    During 2002, the Company undertook additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000.

    Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2002 and 2001 are presented in the following tables:

                                                                          PAYMENTS/WRITE-OFF
                                                  NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                LIABILITY AS OF        YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                JANUARY 1, 2002     DECEMBER 31, 2002     DECEMBER 31, 2002         2002
                                ---------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee-related termination
    costs.....................      $ 9,043              $ 7,317               ($11,161)           $ 5,199
  Termination of contracts....        2,318                1,314                 (1,903)             1,729
  Termination of leases
    related to office
    closures..................       13,037               39,580                (10,111)            42,506
  Write-off of leasehold
    improvements..............           --                2,918                 (2,918)                --
                                    -------              -------               --------            -------
                                     24,398               51,129                (26,093)            49,434
                                    -------              -------               --------            -------
Restructuring related:
  Relocation and other
    employee costs............           --                  785                   (785)                --
                                    -------              -------               --------            -------
                                         --                  785                   (785)                --
                                    -------              -------               --------            -------
Total severance, closures and
  restructuring related
  costs.......................      $24,398              $51,914               ($26,878)           $49,434
                                    =======              =======               ========            =======

                                                                          PAYMENTS/WRITE-OFF
                                                  NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                LIABILITY AS OF        YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                JANUARY 1, 2001     DECEMBER 31, 2001     DECEMBER 31, 2001         2001
                                ---------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee-related termination
    costs.....................      $ 7,063              $17,855               ($15,875)          $  9,043
  Termination of contracts....        1,519                2,737                 (1,938)             2,318
  Termination of leases
    related to office
    closures..................        1,634               12,467                 (1,064)            13,037
  Write-off of leasehold
    improvements..............           --                4,552                 (4,552)                --
  Other.......................          213                   --                   (213)                --
                                    -------              -------               --------           --------
                                     10,429               37,611                (23,642)            24,398
                                    -------              -------               --------           --------
Restructuring related:
  Consulting services.........          498                3,055                 (3,553)                --
  Relocation and other
    employee costs............          462                3,221                 (3,683)                --
  Other.......................           --                   33                    (33)                --
                                    -------              -------               --------           --------
                                        960                6,309                 (7,269)                --
                                    -------              -------               --------           --------
Total severance, closures and
  restructuring related
  costs.......................      $11,389              $43,920               ($30,911)          $ 24,398
                                    =======              =======               ========           ========

    The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

    Included in the net provision for the years ended December 31, 2002 and 2001 are reversals of $4,847 and $1,884, respectively, of previously recorded accruals.

    As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,756 individuals that they would be terminated under these plans. As of December 31, 2002, all but three of those individuals have been terminated.

    The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with employee termination costs within approximately a one-year period. Savings from terminations of contracts and lease costs will be realized over the estimated life of the contract or lease.

    The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2002 and 2001. The provision for severance, closures and restructuring related costs is omitted from the Company's calculation of consolidated EBITDA in accordance with the Company's Credit and Senior Note agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 2001 and 2002 the Company adopted a series of accounting changes, as recommended by the Financial Accounting Standard Board ("FASB") and Emerging Issues Task Force ("EITF"), that impact year-over-year comparisons of financial results. These changes are summarized below.

ADOPTION OF EITF 00-25 AND EITF 01-9, EFFECTIVE JANUARY 1, 2002

    In April 2001, the EITF issued Consensus No. 00-25, which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9, issued in September 2001. The Company adopted EITF 00-25 and EITF 01-9 effective January 1, 2002. The adoption of EITF 00-25 and EITF 01-9 resulted in a net reclassification of product placement costs relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying statements of consolidated operations, to reductions of sales from such activities. The change in classifications is industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $20,614 and $15,298 for the years ended December 31, 2001 and 2000, respectively.

ADOPTION OF SFAS 141 AND CERTAIN PROVISIONS OF SFAS 142 DURING 2001

    In July 2001, the Financial Accounting Standards Board ("FASB") issued, SFAS No.141 "Business Combinations" and SFAS 142. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No.142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill and indefinite lived intangible assets for impairment, at least annually.

    During 2001, the Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP acquisition as required by the statements. The goodwill and indefinite lived intangible assets related to the acquisition of EMAP have not and will not be amortized. The other identifiable intangible assets are being amortized over a five to ten year useful life.

ADOPTION OF SFAS 142 REGARDING IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED
  INTANGIBLE ASSETS, EFFECTIVE JANUARY 1, 2002

    On January 1, 2002, the Company adopted SFAS 142, which requires an evaluation of goodwill for impairment at the reporting unit level within six months of mandatory adoption of this Standard. As required by SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 using a relief from royalty valuation model, and determined that certain indefinite lived intangible assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $21,535 ($0.08 per share) during the first quarter of 2002. The impairment of $21,535 referred to above relates to the consumer segment.

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

    During the third quarter of 2002, the Company completed step two of the transitional impairment test for the reporting units in which an indication of goodwill impairment existed. The Company determined the implied fair value of each of those reporting units, principally using a discounted cash flow analysis and compared such values to the respective reporting unit's carrying amounts. This evaluation indicated that goodwill associated with two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment was impaired as of January 1, 2002. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $329,659 ($1.30 per share) as of January 1, 2002 related to the impairment of goodwill. Of the goodwill impairment noted above, $174,076 relates to the Consumer segment and $155,583 relates to the Business-to-Business segment. In connection with step two of the SFAS 142 implementation as it relates to goodwill, the Company reassessed its trademark valuation as of January 1, 2002 and recorded an additional $37,314 ($0.15 per share) impairment and has included such impairment in the cumulative effect of change in accounting principle. Of the impairment of $37,314 referred to above, $23,703 relates to the Consumer segment and $13,611 relates to the Business-to-Business segment.

    SFAS 142 also requires that companies assess goodwill and indefinite lived intangible assets for impairment at least once per year subsequent to adoption of the statement. Any impairment subsequent to the initial implementation is recorded in operating income. The Company performed its first annual impairment test as of October 31, 2002. Step one of this subsequent impairment test indicated that there may be a goodwill impairment at two reporting units in the Business-to-Business segment and two reporting units in the Consumer segment. Step two of the October 31, 2002 impairment test indicated that goodwill associated with the two reporting units in the Business-to-Business segment and the two reporting units in the Consumer segment was impaired as of October 31, 2002. As a result, the Company recorded an impairment charge within amortization of $97,227 ($0.38 per share) as of October 31, 2002 related to the impairment of goodwill. Of the goodwill impairment referred to above, $23,676 relates to the Consumer segment and $73,551 relates to the Business-to-Business segment. In connection with step two of the subsequent impairment test, the Company assessed its trademark valuation as of October 31, 2002, and recorded $819 ($0.00 per share) as an impairment within amortization. Of the trademark impairment noted above, $710 relates to the Consumer segment and $109 relates to the Business-to-Business segment.

    The Company's SFAS 142 evaluations at both January 1, 2002 and October 31, 2002, including the reassessment of its trademark valuation during the third quarter, were performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflects management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Subsequent impairments, if any, will be classified as an operating expense. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company's annual budgeting and forecasting process.

    Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $52,000 on January 1, 2002 and $20,500 during 2002 which would not have been required prior to the adoption of SFAS 142. The charge recorded to increase the valuation allowance was reduced by $23,000 during the third quarter as a result of the impairment of goodwill and certain indefinite lived intangible assets discussed above.

    In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record approximately $13,300 to increase deferred tax liabilities during 2003.

SFAS 143, EFFECTIVE JANUARY 1, 2003

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

ADOPTION OF SFAS 144 REGARDING DISPOSAL OF LONG-LIVED ASSETS, EFFECTIVE
  JANUARY 1, 2002

    In August 2001, the FASB issued SFAS 144, which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121. The Company adopted SFAS 144 on January 1, 2002 and, as a result, the operations of the Modern Bride Group, ExitInfo, Chicago, Horticulture, Doll Reader, the American Baby Group and IN New York were recorded as discontinued operations for the periods prior to their respective divestiture dates. Discontinued operations includes sales of $82,476, $143,322 and $128,163 and income of $115,273 (including a gain on sale of $111,449), $3,042 and $13,433 for the years ended December 31, 2002, 2001 and
2000, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $3,357, $5,112 and $4,020 for the years ended
December 31, 2002, 2001 and 2000, respectively.

ADOPTION OF SFAS 144 REGARDING IMPAIRMENT OF LONG-LIVED ASSETS, EFFECTIVE
  JANUARY 1, 2002

    The independent valuation reports received in connection with step two of the SFAS 142 impairment test completed during the third and fourth quarters indicated that the carrying value of certain finite-lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken resulting in an impairment charge of $60,498 ($35,577 and $24,921 in the Consumer and Business-to-Business segments, respectively). These charges are included in depreciation of property and equipment ($11,610) and amortization of intangible assets, goodwill and other ($48,888) in the statement of consolidated operations for the year ended December 31, 2002.

SALES RECLASSIFICATIONS RESULTING FROM THE ADOPTION OF EITF 00-25, EITF 01-9 AND
  SFAS 144

    As a result of the adoption of EITF 00-25, EITF 01-9 and SFAS 144, the Company reclassified amounts from sales, net for the years ended December 31, 2001 and 2000, as follows:

                                               YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                                2001                2000
                                         -------------------   --------------
Sales, net (as originally reported)....      $1,742,293          $1,690,952

Less: Effect of SFAS 144...............         143,322             128,163
     Effect of EITF 00-25 and 01-9.....          20,614              15,298
                                             ----------          ----------
Sales, net (as reclassified)...........      $1,578,357          $1,547,491
                                             ==========          ==========

EARLY ADOPTION FOR 2002 OF SFAS 145

    In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements
Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of APB Opinion No. 30." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion No. 30. The Company has early adopted SFAS 145 in accordance with the provisions of the statement. Accordingly, during the year ended December 31, 2002, the Company recorded a gain in other expense of $7,855 related to the repurchase and retirement of $72,710 of the Company's notes, which had a carrying value of $72,292, at a discount.

SFAS 146, EFFECTIVE FOR TRANSACTIONS INITIATED AFTER DECEMBER 31, 2002

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which will supersede EITF Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS 148, EFFECTIVE FOR ANNUAL PERIODS ENDING AFTER DECEMBER 15, 2002

    In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement
No. 123, "Accounting for Stock-Based Compensation". This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.

    SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Assuming the Company had accounted for the options in accordance with SFAS 123, the estimated non-cash option expense would have approximated $36,309, $37,409 and $19,785 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, approximately 25% of the stock options outstanding were granted in connection with the About merger. The options granted in connection with the About merger replaced options granted to certain employees of About prior to the merger. Approximately 55% of the About replacement options have expired or have been forfeited as of December 31, 2002, and the majority of the remaining About options are expected to expire during 2003. We do not expect a material amount of these options to be exercised, as the various exercise prices of the outstanding options significantly exceed the current price of the underlying stock.

FASB INTERPRETATION NO. 45

    In November 2002, the FASB approved FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement
No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45").
FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position.

FASB INTERPRETATION NO. 46, EFFECTIVE FOR VARIABLE INTEREST ENTITIES CREATED
  AFTER JANUARY 31, 2003

    In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

IMPACT OF INFLATION AND OTHER COSTS

    The impact of inflation was immaterial during 2002, 2001 and 2000. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 10% in January 2001, approximately 3% in July 2001 and approximately 12% effective July 1, 2002.

In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. The Company's paper expense decreased approximately 20% and 7% in 2002 and 2001, respectively. During 2002, 2001 and 2000, paper cost represented approximately 5%, 5% and 8%, respectively, of the Company's total operating costs and expenses. The Company attributes the decrease in paper expenses to the continuing decline in 2002 of paper prices generally, as well as the smaller folio sizes of magazines, primarily in the business-to-business sector, that have seen significant advertising drops.

SEASONALITY

    The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company's business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. As discussed above in the Business section, PRIMEDIA Television, including Channel One and Films for the Humanities, conducts most of its business during the school year, with the majority of sales occuring in the fourth quarter. The Company's Business-to-Business trade shows also generally occur in the second and fourth quarters. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results. Such variations have an effect on the timing of the Company's cash flows and the reported quarterly results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to the impact of changes in interest rates. In the normal course of business, the Company had managed fluctuations in interest rates through the use of swap agreements to hedge a portion of its floating rate borrowings. The Company's objective in managing this exposure was to reduce fluctuations in earnings and cash flows associated with changes in interest rates. At December 31, 2002, the Company was not a party to any interst rate swap contracts.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations at December 31, 2002 and 2001. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates and reflects the Company's early redemption of its 10 1/4% Senior Notes in March 2003 through increased borrowings under its credit facilities. For interest rate swaps, the table presents notional amounts and projected weighted average interest rates by contractual maturity dates. For variable rate instruments, we have indicated the applicable floating rate index. The fair value of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2002 and 2001 and may not be indicative of their actual fair values.

AT DECEMBER 31, 2002

                                                                                                                      FAIR VALUE
                                     2003        2004        2005       2006       2007     THEREAFTER     TOTAL      AT 12/31/02
                                   --------   ----------   --------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt..............  $     --    $     --    $     --   $291,500   $     --    $701,615    $  993,115   $  942,016
    Weighted Average Interest
      Rate.......................     8.50%       8.48%       8.48%      8.47%      8.47%       8.47%         8.50%

    Variable Rate Debt...........  $  4,038    $ 15,913    $ 27,788   $ 27,788   $ 79,563    $569,816    $  724,906   $  724,906
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread.....     4.06%       5.10%       6.33%      7.13%      7.67%       8.26%         6.69%

AT DECEMBER 31, 2001

                                                                                                                      FAIR VALUE
                                     2002       2003        2004        2005       2006     THEREAFTER     TOTAL      AT 12/31/01
                                   --------   --------   ----------   --------   --------   ----------   ----------   -----------
LIABILITIES
Long-Term Debt Including
  Current Portion:
    Fixed Rate Debt..............  $     --   $     --    $100,000    $     --   $300,000    $750,000    $1,150,000   $  999,921
    Weighted Average Interest
      Rate.......................     8.63%      8.63%       8.47%       8.47%      8.46%       8.46%         8.63%

    Variable Rate Debt...........  $     --   $     --    $     --    $     --   $ 12,250    $771,625    $  783,875   $  783,875
    Average Interest
      Rate--Forward LIBOR Curve
      Plus Determined Spread.....     5.12%      7.03%       8.08%       8.59%      8.89%       9.35%         8.22%

                                   FAIR VALUE
                                   AT 12/31/01
                                   -----------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Pay Fixed/Receive Variable.....   $  1,897

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

PRIMEDIA INC. AND SUBSIDIARIES
  Independent Auditors' Report..............................   44
  Statements of Consolidated Operations for the Years Ended
    December 31, 2002, 2001 and
    2000....................................................   45
  Consolidated Balance Sheets as of December 31, 2002 and
    2001....................................................   46
  Statements of Consolidated Cash Flows for the Years Ended
    December 31, 2002, 2001
    and 2000................................................   47
  Statements of Shareholders' Deficiency for the Years Ended
    December 31, 2002, 2001 and 2000........................   50
  Notes to Consolidated Financial Statements for the Years
    Ended December 31, 2002, 2001
    and 2000................................................   52

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of consolidated operations, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Notes 2 and 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. Also, as discussed in Notes 2 and 8 and Notes 2 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively, on January 1, 2002.

DELOITTE & TOUCHE LLP
New York, New York
February 28, 2003
(March 5, 2003 as to Note 11)

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
Sales, net..................................................  $  1,587,564   $  1,578,357   $  1,547,491

Operating costs and expenses:
  Cost of goods sold........................................       368,366        386,731        363,052
  Marketing and selling.....................................       326,388        397,925        357,094
  Distribution, circulation and fulfillment.................       269,340        243,923        224,293
  Editorial.................................................       143,535        148,729        128,842
  Other general expenses....................................       202,206        217,310        207,049
  Corporate administrative expenses (excluding $15,665,
    $58,181, and $35,210 of non-cash compensation and
    non-recurring charges in 2002, 2001 and 2000,
    respectively)...........................................        30,897         32,097         33,974
  Depreciation of property and equipment (including $11,610
    of provision for impairments in 2002)...................        73,147         81,436         52,130
  Amortization of intangible assets, goodwill and other
    (including $154,828 and $444,699 of provision for
    impairment in 2002 and 2001, respectively)..............       219,960        706,040        119,086
  Non-cash compensation and non-recurring charges...........        15,665         58,181         35,210
  Provision for severance, closures and restructuring
    related costs...........................................        51,914         43,920         20,798
  Loss (gain) on the sale of businesses and other, net......         7,247        (57,233)       (14,438)
                                                              ------------   ------------   ------------

Operating income (loss).....................................      (121,101)      (680,702)        20,401
Other income (expense):
  Provision for impairment of investments...................       (19,231)      (106,512)      (188,526)
  Interest expense..........................................      (140,889)      (145,960)      (143,988)
  Amortization of deferred financing costs..................        (4,285)       (10,947)        (3,836)
  Other, net................................................         5,674        (35,562)        (3,110)
                                                              ------------   ------------   ------------
Loss from continuing operations before income tax expense...      (279,832)      (979,683)      (319,059)
Income tax expense..........................................       (46,356)      (135,000)       (41,200)
                                                              ------------   ------------   ------------
Loss from continuing operations.............................      (326,188)    (1,114,683)      (360,259)
Discontinued operations (including $111,449 gain on sale of
  divested entities in 2002)................................       115,273          3,042         13,433
Cumulative effect of a change in accounting principle (from
  the adoption of Statement of Financial Accounting
  Standards No. 142)........................................      (388,508)            --             --
                                                              ------------   ------------   ------------
Net loss....................................................      (599,423)    (1,111,641)      (346,826)

Preferred stock dividends and related accretion, net
  (including $32,788 gain on exchange of exchangeable
  preferred stock in 2002)..................................       (47,656)       (62,236)       (53,063)
                                                              ------------   ------------   ------------
Loss applicable to common shareholders......................  $   (647,079)  $ (1,173,877)  $   (399,889)
                                                              ============   ============   ============
Per common share:
  Loss from continuing operations...........................  $      (1.47)  $      (5.44)  $      (2.57)
  Discontinued operations...................................           .45            .02            .09
  Cumulative effect of a change in accounting principle.....         (1.53)            --             --
                                                              ------------   ------------   ------------
  Basic and diluted loss applicable to common
    shareholders............................................  $      (2.55)  $      (5.42)  $      (2.48)
                                                              ============   ============   ============
Basic and diluted common shares outstanding.................   253,710,417    216,531,500    161,104,053
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    18,553   $    33,588
  Accounts receivable, net..................................      219,177       274,916
  Inventories, net..........................................       24,321        34,064
  Prepaid expenses and other................................       42,620        64,612
                                                              -----------   -----------
      Total current assets..................................      304,671       407,180

Property and equipment, net.................................      127,950       170,234
Other intangible assets, net................................      351,021       605,097
Goodwill, net...............................................      972,539     1,424,630
Other investments...........................................       21,268        45,993
Other non-current assets....................................       58,171        78,085
                                                              -----------   -----------
                                                              $ 1,835,620   $ 2,731,219
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable..........................................  $   109,911   $   135,502
  Accrued interest payable..................................       25,835        33,568
  Accrued expenses and other................................      224,423       233,357
  Deferred revenues.........................................      185,121       217,535
  Current maturities of long-term debt......................        7,661         8,265
                                                              -----------   -----------
      Total current liabilities.............................      552,951       628,227
                                                              -----------   -----------
Long-term debt..............................................    1,727,677     1,945,631
                                                              -----------   -----------
Deferred revenues...........................................       41,466        48,228
                                                              -----------   -----------
Deferred income taxes.......................................       49,500            --
                                                              -----------   -----------
Other non-current liabilities...............................       23,359        26,768
                                                              -----------   -----------
Commitments and contingencies (Note 22)

Exchangeable preferred stock (aggregated liquidation and
  redemption values of $493,409 and $575,000 at December 31,
  2002 and 2001, respectively)..............................      484,465       562,957
                                                              -----------   -----------
Shareholders' deficiency:
  Series J convertible preferred stock ($.01 par value,
    1,166,324 shares and 1,031,248 shares issued and
    outstanding, aggregate liquidation and redemption values
    of $145,791 and $128,906 at December 31, 2002 and 2001,
    respectively)...........................................      145,351       122,015
  Common stock ($.01 par value, 350,000,000 shares and
    300,000,000 shares authorized, and 267,505,223 shares
    and 250,894,668 shares issued at December 31, 2002 and
    2001, respectively).....................................        2,675         2,509
  Additional paid-in capital (including warrants of $31,690
    and $25,799 at December 31, 2002 and 2001,
    respectively)...........................................    2,336,091     2,258,932
  Accumulated deficit.......................................   (3,445,083)   (2,772,201)
  Accumulated other comprehensive loss......................         (247)       (2,122)
  Unearned compensation.....................................       (4,730)      (11,882)
  Common stock in treasury, at cost (8,639,775 shares and
    7,793,175 shares at December 31, 2002 and 2001,
    respectively)...........................................      (77,855)      (77,843)
                                                              -----------   -----------
      Total shareholders' deficiency........................   (1,043,798)     (480,592)
                                                              -----------   -----------
                                                              $ 1,835,620   $ 2,731,219
                                                              ===========   ===========

                See notes to consolidated financial statements.

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2002         2001         2000
                                                              ---------   -----------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  ($599,423)  ($1,111,641)  ($346,826)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    302,070       806,968     185,111
    Gain on the sale of businesses and other, net...........   (104,202)      (57,233)    (14,438)
    Non-cash revenue related to assets-for-equity
      transactions..........................................     (7,570)      (53,750)    (46,806)
    Equity in losses of equity method investments...........      6,146        39,761      10,137
    Accretion of discount on acquisition obligation and
      other.................................................      2,591         1,657       3,938
    Non-cash compensation and non-recurring charges.........     18,581        29,628      35,210
    Cumulative effect of a change in accounting principle...    388,508            --          --
    Provision for impairment of investments.................     19,231       106,512     188,526
    Deferred income taxes...................................     49,500       135,000      41,200
    Other, net..............................................     (9,039)        6,866        (577)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable, net................................     43,162        50,876     (33,791)
    Inventories, net........................................      8,826         9,803       2,745
    Prepaid expenses and other..............................     11,510        (6,062)    (13,293)
    Increase (decrease) in:
    Accounts payable........................................    (33,830)      (24,115)     17,284
    Accrued interest payable................................     (5,836)       14,746        (557)
    Accrued expenses and other..............................    (13,257)      (35,859)     20,397
    Deferred revenues.......................................    (16,647)      (12,842)       (254)
    Other non-current liabilities...........................    (10,040)       (1,663)      4,540
                                                              ---------   -----------   ---------
    Net cash provided by (used in) operating activities.....     50,281      (101,348)     52,546
                                                              ---------   -----------   ---------
INVESTING ACTIVITIES:
  Additions to property, equipment and other, net...........    (39,163)      (60,740)    (77,579)
  Proceeds from sales of businesses and other, net..........    241,864        90,413     174,149
  Payments for businesses acquired, net of cash acquired....     (3,969)     (425,848)    (70,098)
  Payments for other investments............................     (3,949)      (10,882)    (81,116)
                                                              ---------   -----------   ---------
    Net cash provided by (used in) investing activities.....    194,783      (407,057)    (54,644)
                                                              ---------   -----------   ---------
FINANCING ACTIVITIES:
  Borrowings under credit agreements........................    501,765     1,474,600     641,150
  Repayments of borrowings under credit agreements..........   (644,909)   (1,620,725)   (761,675)
  Payments for repurchases of senior notes..................    (64,437)           --          --
  Proceeds from issuance of 8 7/8% Senior Notes, net........         --       492,685          --
  Payments of acquisition obligation........................         --        (8,833)    (19,167)
  Proceeds from issuances of common stock and Series K
    Convertible Preferred Stock, net........................      1,435       130,299     194,594
  Proceeds from issuance of Series J Preferred Stock and
    related warrant.........................................         --       124,649          --
  Purchases of common stock for the treasury................         --            --        (512)
  Dividends paid to preferred stock shareholders............    (49,806)      (53,060)    (53,063)
  Deferred financing costs paid.............................       (108)      (17,888)       (192)
  Other.....................................................     (4,039)       (3,424)     (4,008)
                                                              ---------   -----------   ---------
    Net cash provided by (used in) financing activities.....   (260,099)      518,303      (2,873)
                                                              ---------   -----------   ---------
(Decrease) increase in cash and cash equivalents............    (15,035)        9,898      (4,971)
Cash and cash equivalents, beginning of year................     33,588        23,690      28,661
                                                              ---------   -----------   ---------
Cash and cash equivalents, end of year......................  $  18,553   $    33,588   $  23,690
                                                              =========   ===========   =========

                         PRIMEDIA INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2002         2001         2000
                                                              ---------   -----------   ---------
SUPPLEMENTAL INFORMATION:
  Cash interest paid........................................  $ 141,696   $   128,639   $ 141,937
                                                              =========   ===========   =========
  Tax refunds received, net of payments.....................  $   3,311   $       111   $  (3,866)
                                                              =========   ===========   =========
  Businesses acquired:
    Fair value of assets acquired...........................  $      --   $ 1,396,655   $  86,747
    Less: Liabilities assumed (paid)........................     (3,969)      160,768       4,298
    Less: Stock and stock option consideration for
      About.com, Inc. acquisition...........................         --       700,549      12,351
    Less: Cash acquired in connection with the About.com,
      Inc. acquisition......................................         --       109,490          --
                                                              ---------   -----------   ---------
    Payments for businesses acquired, net of cash
      acquired..............................................  $   3,969   $   425,848   $  70,098
                                                              =========   ===========   =========
  Non-cash activities:
    Assets acquired under capital lease obligations.........  $     349   $       730   $   4,161
                                                              =========   ===========   =========
    Stock option exercise transactions......................  $      --   $        --   $  17,498
                                                              =========   ===========   =========
    Exchange of the Company's common shares of CMGI, Inc....  $      --   $        --   $ 164,000
                                                              =========   ===========   =========
    Exchange of the Company's common shares of Internet Gift
      Registries............................................  $      --   $     6,457   $      --
                                                              =========   ===========   =========
    Conversion of the Company's investment in About common
      shares held prior to the merger date into the
      Company's treasury stock..............................  $      --   $    74,865   $      --
                                                              =========   ===========   =========
    Compensatory common shares and stock option issued in
      connection with the About merger......................  $      --   $    58,826   $      --
                                                              =========   ===========   =========
    Issuance of warrants in connection with Emap acquisition
      and related financing.................................  $   5,891   $    16,120   $      --
                                                              =========   ===========   =========
    Issuance of options to a consulting firm in connection
      with services received................................  $     990   $        --   $      --
                                                              =========   ===========   =========
    Accretion in carrying value of exchangeable and
      convertible preferred stock...........................  $   7,865   $     4,772   $   1,635
                                                              =========   ===========   =========
    Payments of dividends-in-kind on Series J Convertible
      Preferred Stock.......................................  $  16,884   $     3,906   $      --
                                                              =========   ===========   =========
    Carrying value of exchangeable preferred stock converted
      to common stock.......................................  $  79,905   $        --   $      --
                                                              =========   ===========   =========
    Fair value of common stock issued in connection with
      conversion of exchangeable preferred stock............  $  47,117   $        --   $      --
                                                              =========   ===========   =========
    Asset-for-equity investments............................  $   2,690   $    29,639   $ 192,880
                                                              =========   ===========   =========
    Repurchase of common stock for the treasury (settled in
      2003).................................................  $   4,244   $        --   $      --
                                                              =========   ===========   =========

                See notes to consolidated financial statements.

                 (This page has been left blank intentionally.)

                         PRIMEDIA INC. AND SUBSIDIARIES

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance at January 1, 2000.........
Comprehensive loss:
    Net loss.......................
    Other comprehensive loss:
      Unrealized loss on
       available-for-sale
       securities..................
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............
Issuances of common stock, net of
  issuance costs...................
Issuance of common stock in
  connection with CMGI
  investment.......................
Issuance of common stock in
  connection with Liberty Digital
  investment.......................
Issuance of common stock in
  connection with Kagan
  acquisition......................
Purchases of common stock..........
Purchases of treasury stock........
Compensation expense recognized....
Expiration of redemption feature on
  common stock subject to
  redemption.......................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Other..............................
Balance at December 31, 2000.......
Comprehensive loss:
    Net loss.......................
    Other comprehensive loss:
      Cumulative effect of
       SFAS 133 adoption...........
      Change in fair value of
       derivative instruments......
      Unrealized loss on
       available-for-sale
       securities..................
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............
Issuances of common stock and
  replacement options in connection
  with About merger................
Issuances of restricted stock and
  options to About executives......
Forfeiture of common stock and
  options related to About
  executive separation.............
Net compensation expense recognized
  in connection with About
  merger...........................
Issuances of common stock, net of
  issuance costs...................
Issuance of warrants in connection
  wtih EMAP acquisition............
Issuance of Series J Convertible
  Preferred Stock and related
  warrants in connection with EMAP
  acquisition, net.................
Issuance of Common Stock in
  connection wtih EMAP
  acquisition......................
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Series J Convertible Preferred
  Stock--Dividends in kind (31,248
  shares)..........................
Other..............................
Balance at December 31, 2001.......

Comprehensive loss:
    Net loss.......................
    Other comprehensive loss:
      Change in fair value of
       derivative instruments......
      Foreign currency translation
       adjustments.................
    Comprehensive loss.............
Net compensation expense recognized
  in connection with About
  merger...........................
Issuance of warrants in connection
  with EMAP acquisition............
Issuances of common stock, net of
  issuance costs...................
Purchases of common stock..........
$10.00 Series D Exchangeable
  Preferred Stock--cash
  dividends........................
$9.20 Series F Exchangeable
  Preferred Stock--cash
  dividends........................
$8.625 Series H Exchangeable
  Preferred Stock--cash
  dividends........................
Series J Convertible Preferred
  Stock--Dividends in kind (135,076
  shares)..........................
Conversions of preferred stock into
  common shares (including gain on
  conversions of $32,788)..........
Issuance of options to a consulting
  firm in connection with services
  received.........................
Other..............................
Balance at December 31, 2002.......

                See notes to consolidated financial statements.

 SERIES J                                                      ACCUMULATED                           COMMON STOCK
CONVERTIBLE     COMMON STOCK      ADDITIONAL                      OTHER                              IN TREASURY
 PREFERRED   -------------------   PAID-IN     ACCUMULATED    COMPREHENSIVE      UNEARNED       ----------------------
   STOCK       SHARES     AMOUNT   CAPITAL       DEFICIT      INCOME (LOSS)    COMPENSATION        SHARES      AMOUNT
-----------  -----------  ------  ----------   ------------  ---------------  --------------    ------------  --------
       --    148,346,759  $1,483  $ 986,649    $(1,203,207)    $   87,364       $  (15,250)         101,848   $ (1,277)
                                                  (346,826)
                                                                  (88,289)
                                                                     (633)
               4,354,219     43      28,940
               8,000,000     80     163,920
               8,000,000     80     199,920
                 668,652      7      10,555                                                        (131,348)     1,789
              (1,624,238)   (16)    (34,373)
                                                                                                     29,500       (512)
                                     12,437                                         15,250
                  53,310      1         879
                                                   (20,000)
                                                   (11,500)
                                                   (21,563)
                                     (1,977)
 --------    -----------  ------  ----------   -----------     ----------       ----------       ----------   --------
       --    167,798,702  1,678   1,366,950     (1,603,096)        (1,558)              --               --         --
                                                (1,111,641)
                                                                   (1,247)
                                                                     (650)
                                                                     (693)
                                                                    2,026
              52,418,727    524     707,617                                         (7,592)       7,467,693    (74,865)
               2,955,450     29      51,205                                        (51,234)
              (1,105,550)   (11)    (19,155)                                        19,166
                                                                                    28,126
               1,261,961     13       5,751
                                     10,498           (498)
  114,970                             9,679
              26,595,745    266     124,269
                                                   (20,000)
                                                   (11,500)
                                                   (21,560)
    3,906                                           (3,906)
    3,139        969,633     10       2,118                                           (348)         325,482     (2,978)
 --------    -----------  ------  ----------   -----------     ----------       ----------       ----------   --------
  122,015    250,894,668  2,509   2,258,932     (2,772,201)        (2,122)         (11,882)       7,793,175    (77,843)

                                                  (599,423)
                                                                    1,897
                                                                      (22)
                                                                                     6,808
                                      5,891         (5,891)
               1,071,126     10       2,744
                                                                                                  2,860,465     (4,244)
                                                   (19,394)
                                                   (11,188)
                                                   (20,102)
   16,884                                          (16,884)
              14,360,306    144      75,517                                                      (2,860,465)     4,244
                                        990
    6,452      1,179,123     12      (7,983)                                           344          846,600        (12)
 --------    -----------  ------  ----------   -----------     ----------       ----------       ----------   --------
 $145,351    267,505,223  $2,675  $2,336,091   $(3,445,083)    $     (247)      $   (4,730)       8,639,775   $(77,855)
 ========    ===========  ======  ==========   ===========     ==========       ==========       ==========   ========

 SERIES J
CONVERTIBLE
 PREFERRED
   STOCK         TOTAL
-----------  -------------
       --     $  (144,238)
                 (346,826)
                  (88,289)
                     (633)
              -----------
                 (435,748)
              -----------
                   28,983
                  164,000
                  200,000
                   12,351
                  (34,389)
                     (512)
                   27,687
                      880
                  (20,000)
                  (11,500)
                  (21,563)
                   (1,977)
 --------     -----------
       --        (236,026)
               (1,111,641)
                   (1,247)
                     (650)
                     (693)
                    2,026
              -----------
               (1,112,205)
              -----------
                  625,684
                       --
                       --
                   28,126
                    5,764
                   10,000
  114,970         124,649
                  124,535
                  (20,000)
                  (11,500)
                  (21,560)
    3,906              --
    3,139           1,941
 --------     -----------
  122,015        (480,592)
                 (599,423)
                    1,897
                      (22)
              -----------
                 (597,548)
              -----------
                    6,808
                       --
                    2,754
                   (4,244)
                  (19,394)
                  (11,188)
                  (20,102)
   16,884              --
                   79,905
                      990
    6,452          (1,187)
 --------     -----------
 $145,351     $(1,043,798)
 ========     ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

    PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is a targeted media company with leading positions in consumer and business-to-business markets. PRIMEDIA's properties deliver content via print (magazines, books and directories), video (digital broadband, satellite and cable), live events (trade and consumer shows) and the Internet. PRIMEDIA's products serve highly specialized niches and capitalize on the growing trend toward targeted rather than mass information distribution.

    The Company's two business segments are consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides, videos and internet products for consumers in various niche markets. The consumer segment includes the Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About.com, Inc. ("About"). The Company's business-to-business segment produces and distributes magazines, books, directories, databases, vocational training materials and internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The business-to-business segment includes the Business Magazines and Media Group, Workplace Learning and PRIMEDIA Information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intracompany and intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

    USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowances for doubtful accounts, reserves for sales returns and allowances, provisions for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves and the recoverability of long-lived assets including goodwill.

    CASH AND CASH EQUIVALENTS. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

    CONCENTRATIONS OF CREDIT RISK. Substantially all of the Company's trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2002.

    INVENTORIES. Inventories, including paper, purchased articles, photographs and art, are valued at the lower of cost or market, principally on a first-in, first-out ("FIFO") basis.

    PROPERTY AND EQUIPMENT. Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the property and equipment for impairment. When such factors, events or circumstances indicate that property and equipment should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

    GOODWILL AND OTHER INTANGIBLE ASSETS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life (primarily trademarks) are no longer amortized but are subject to annual impairment tests. Upon adoption, the Company ceased amortizing goodwill and indefinite lived intangible assets.

    The Company tests goodwill for impairment, at least annually, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. See Note 8 for further discussion on SFAS 142.

    Indefinite lived intangible assets will also be tested at least annually for impairment using a fair value approach and intangible assets with a finite life will continue to be tested for impairment in accordance with the guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 8 for further discussion on SFAS 144.

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

    Other investments are periodically reviewed by the Company for impairment whenever significant events or changes occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value. An impairment will be considered to have occurred when it is determined that the decline in fair value below its carrying value is other than temporary, based on consideration of all available evidence. If it has been determined that an impairment in value has occurred, the carrying value of the investment would be written down to an amount equivalent to the fair value of the investment. The determination of fair value begins with a contemporaneous market price because that price reflects the market's most recent

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) evaluation of the total mix of available information. Absent a contemporaneous market price, determination of fair value is based on all other available information, including but not limited to, recent financing obtained and/or projected revenue streams.

    DEFERRED FINANCING COSTS. Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

    DEFERRED WIRING AND INSTALLATION COSTS. Wiring and installation costs incurred by PRIMEDIA Workplace Learning and Channel One have been capitalized and are being amortized by the straight-line method over the related estimated useful lives which are 5 years for PRIMEDIA Workplace Learning and 3 years for Channel One. In 2000, management reduced the estimated remaining useful life of all wiring and installation costs at Channel One from 5 years to 3 years due to the anticipated obsolescence of such assets in the beginning of 2003. The change in estimated useful life of all wiring and installation costs at Channel One resulted in a decrease in operating income and an equal increase in net loss of approximately $6,500 ($.04 per share) for the year ended December 31, 2000. In 2002, the Company extended the estimated remaining useful life of all wiring and installation costs at Channel One through the end of 2003 to coincide with the likely implementation of the technological upgrade of a new video distribution platform, which resulted in a decrease in amortization expense and an equal increase in operating income and a decrease in net loss of $4,035 ($0.02 per share) for the year ended December 31, 2002.

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

    STOCK-BASED COMPENSATION. At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in
Note 14. The Company accounts for the plan under the recognition and measurement principles of APB Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees ("APB 25")," and related Interpretations. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                  YEAR ENDED DECEMBER 31
                                                            -----------------------------------
                                                              2002         2001         2000
                                                            ---------   -----------   ---------
Reported Net loss Applicable to Common Shareholders.......  $(647,079)  $(1,173,877)  $(399,889)

Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all
  awards, net of related tax effects......................    (36,309)      (37,409)    (19,785)
                                                            ---------   -----------   ---------
Pro Forma Net Loss Applicable to Common Shareholders......  $(683,388)  $(1,211,286)  $(419,674)
                                                            ---------   -----------   ---------

Loss Per Common Share:
  Reported Basic and diluted loss per share...............  $   (2.55)  $     (5.42)  $   (2.48)
  Pro Forma Basic and diluted loss per share..............  $   (2.69)  $     (5.59)  $   (2.60)

    REVENUE RECOGNITION. Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Workplace Learning's subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In compliance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One's advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company as earned.

    From time to time, the Company enters into multiple element arrangements whereby it may provide a combination of services including print advertising, content licensing, customer lists, on-line advertising and other services. Revenue from each element is recorded when the following conditions exist:
(1) the product or service provided represents a separate earnings process;
(2) the fair value of each element can be determined separately and; (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. In November 2002, the EITF reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables". The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 is not expected to have a material impact on the Company's results of operations or financial position.

    BARTER TRANSACTIONS. The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF
No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $18,200, $36,600 and $7,900 for the years ended December 31, 2002, 2001 and 2000, respectively with equal related expense amounts in each year.

    EDITORIAL AND PRODUCT DEVELOPMENT COSTS. Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

    ADVERTISING AND SUBSCRIPTION ACQUISITION COSTS. Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $100,000, $141,000 and $142,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

    FOREIGN CURRENCY. Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in OCI within shareholders' deficiency on the accompanying consolidated balance sheets.

    INTERNAL-USE SOFTWARE. In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) straight-line method. In addition, in compliance with SOP 98-1 and EITF
No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's websites incurred during the application and infrastructure development phase have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS 144.

    DERIVATIVE FINANCIAL INSTRUMENTS. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

    SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value regardless of the purpose or intent for holding them. If a derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the related change in the hedged item are recognized in operations. If a derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of consolidated operations when the hedged item affects operations. For a derivative that does not qualify as a hedge, changes in fair value are recognized in operations.

RECENT ACCOUNTING PRONOUNCEMENTS

EITF 00-25 "VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A
  RESELLER OF THE VENDOR'S PRODUCTS," AND EITF 01-9 "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)"

    In April 2001, the EITF issued Consensus No. 00-25 which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF Consensus No. 01-9 issued in September 2001. The Company adopted EITF 00-25 and 01-9 effective January 1, 2002, which resulted in a net reclassification of product placement costs, relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying statements of consolidated operations, to reductions of sales from such activities. The change in classifications is industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in sales and a corresponding decrease in operating expenses of $20,614 and $15,298 for the years ended December 31, 2001 and 2000, respectively.

SFAS 141 "BUSINESS COMBINATIONS" AND SFAS 142 "GOODWILL AND OTHER INTANGIBLE
  ASSETS"

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, and SFAS 142. SFAS 141 requires, among other matters, that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS 142 changes the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill.

    During 2001, the Company adopted SFAS 141 and certain provisions of SFAS 142 in connection with the EMAP Inc. ("EMAP") acquisition as required by the statements. The goodwill and indefinite lived intangible assets related to the acquisition of EMAP have not and will not be amortized. The other identifiable intangible assets are being amortized over a five to ten year useful life.

SFAS 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS"

    In August 2001, the FASB issued SFAS 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 is not expected to have a material impact on the Company's results of operations or financial position.

SFAS 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

    In August 2001, the FASB issued SFAS 144 which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for business segments accounted for as discontinued operations under APB 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121. The Company adopted SFAS No. 144 on January 1, 2002, and as a result, the results of the Modern Bride Group, ExitInfo, Chicago, Horticulture, Doll Reader, the American Baby Group and IN New York, which were divested during 2002 were recorded as discontinued operations. As a result, prior year statements of operations have been reclassified to reflect the operations of these entities in discontinued operations. Discontinued operations includes sales of $82,476, $143,322 and $128,163 and income of $115,273 (including a gain on sale of $111,449), $3,042 and $13,433 for the years ended December 31, 2002, 2001 and
2000, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $3,357, $5,112 and $4,020 for the years ended
December 31, 2002, 2001 and 2000, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As a result of the adoption of EITF 00-25, EITF 01-9 and SFAS 144, the Company reclassified amounts from sales, net for the years ended December 31, 2001 and 2000, as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------
Sales, net (as originally reported).................  $1,742,293    $1,690,952
Less: Effect of SFAS 144............................     143,322       128,163
     Effect of EITF 00-25 and 01-9..................      20,614        15,298
                                                      ----------    ----------
Sales, net (as reclassified)........................  $1,578,357    $1,547,491
                                                      ==========    ==========

SFAS 145 "RESCISSION OF FASB STATEMENTS NO.S 4, 44 AND 64, AMENDMENT OF FASB
  STATEMENT NO. 13 AND TECHNICAL CORRECTIONS"

    In April 2002, the FASB issued SFAS 145 which for most companies, will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of APB Opinion No. 30." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion No. 30. The Company has early adopted SFAS 145 in accordance with the provisions of the statement. Accordingly, during the year ended December 31, 2002, the Company recorded a gain in other expense of $7,855 related to the repurchase and retirement of $72,710 of the Company's notes, which had a carrying value of $72,292, at a discount (see Note 11).

SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

    In June 2002, the FASB issued SFAS 146 which superseded EITF Consensus
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this adoption.

SFAS 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN
  AMENDMENT OF FASB STATEMENT NO. 123 ACCOUNTING FOR THE STOCK BASED
  COMPENSATION"

    In December 2002, the FASB issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS
  FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENT NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34"

    In November 2002, the FASB approved FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement
No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position.

FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES"

    In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

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

    2001--About, a platform comprised of a network of more than 400 highly targeted topic-specific websites and EMAP from EMAP America Partners. EMAP publishes more than 60 consumer titles reaching over 75 million enthusiasts through a combination of magazines, network and cable television shows, web sites and live consumer events. The acquisitions have been accounted for by the purchase method. The consolidated financial statements include the operating results of the acquisitions subsequent to their respective dates of acquisition. In addition, the Company completed several other smaller

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) acquisitions. The other acquisitions, if they had occurred on January 1, 2001 would not have had a material impact on the results of operations. The cash payments for these acquisitions, net of cash received were approximately $425,800. The payments were net of liabilities assumed of approximately $160,800. The excess of purchase price over net assets acquired and other intangible assets were approximately $1,112,500. The pro forma effect of the About and EMAP acquisitions on the Company's operations is presented below.

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

Total number of shares of PRIMEDIA common stock issued to
  consummate the merger.....................................  44,951,034
Fair value per share of PRIMEDIA common stock...............  $    11.81
                                                              ----------
Value of shares of PRIMEDIA common stock issued.............  $  530,872
Fair value of replacement options issued (13,383,579
  options)..................................................     102,404
Less: Unearned compensation related to unvested options.....      (7,592)
Cost of About shares acquired prior to the merger converted
  to treasury stock.........................................      74,865
Direct merger costs.........................................      16,792
                                                              ----------
Total purchase price........................................     717,341
Less: Fair value of net tangible assets (including cash
  acquired of $109,490).....................................    (175,050)
Less: Fair value of identifiable intangible assets..........     (24,743)
                                                              ----------
Goodwill....................................................  $  517,548
                                                              ==========

    In connection with the merger with About, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was $102,404 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) granted, the Company classified $7,592 as unearned compensation relating to unvested options. The Company recorded charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $2,775 and $3,360 for the years ended December 31, 2002 and 2001, respectively (see Note 17). The remaining $12,149 is included within the total purchase price. As of December 31, 2002, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on December 31, 2002.

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

    EMAP

    On August 24, 2001, the Company acquired 100% of the outstanding common stock of the publishing business of EMAP. The strategic acquisition of EMAP has strengthened the Company's unique mix of category specific endemic advertising as well as circulation revenue. This acquisition solidified PRIMEDIA as the leader in the specialty magazine industry in terms of revenue and single copy sales. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000 (which is subject to final settlement), and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

    The Company financed the acquisition of EMAP by (1) issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund (a limited partnership associated with Kohlberg Kravis Roberts & Co. L.P., ("KKR") a related party of the Company) for $125,000 and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27, 2001, all of the issued and outstanding shares of the Series K Convertible Preferred Stock were, in accordance with their terms, converted into 15,795,745 shares of the Company's common stock.

    The Series J Convertible Preferred Stock is convertible at the option of the holder into approximately 17,900,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (135,076 shares of Series J Convertible Preferred Stock) valued at $16,884 for the year ended December 31, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be currently exercised and expire on the earlier of August 24, 2011 or upon a change in control, as defined therein. In addition, the Company was required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The issuance of the additional 4,000,000 warrants was contingent upon the length of time that the Series J Convertible Preferred Stock was outstanding. As the Series J Convertible Preferred Stock was outstanding for three, six, nine and twelve months from the date of issuance, KKR 1996 Fund received the additional warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of common stock, respectively. The Company ascribed a value of $498, $2,160, $1,988 and $1,743 respectively, to these warrants using the Black Scholes pricing model. These warrants expire on the earlier of ten years from the date of issuance or upon a change in control.

    The 1,250,000 commitment warrants issued to KKR 1996 Fund represent a commitment fee related to the financing transaction as a whole. The Company valued these warrants at $5,622 using the Black Scholes pricing model and recorded them as a component of additional paid-in capital.

    The Company attributed the 2,620,000 funding warrants to the issuance of the Series J Convertible Preferred Stock. The Company valued these warrants at $9,679 using the Black Scholes pricing model and has accordingly reduced the face value of the Series J Convertible Preferred Stock. The Company accreted the difference between the carrying value and the redemption value of the Series J Convertible Preferred Stock to additional paid-in capital using the effective interest method over a one year period as the earliest date at which the preferred stock was convertible was one year from the date of issuance. The accretion was deducted in the calculation of loss applicable to common shareholders.

    During 2002, the Company elected to account for the EMAP acquisition as an asset acquisition for income tax purposes. An independent valuation of EMAP's intangible assets and other aspects of the purchase cost allocation resulted in a reclassification of $37,532 from other intangible assets to goodwill on the accompanying consolidated balance sheet at December 31, 2002.

    The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

Purchase consideration (including working capital and other
  settlements)..............................................  $525,000
Direct acquisition costs....................................     6,565
                                                              --------
Total purchase price........................................   531,565
Add: Fair value of net tangible liabilities of EMAP.........    40,435
Less: Fair value of identifiable intangible assets..........   121,600
                                                              --------
Goodwill....................................................  $450,400
                                                              ========

    Of the $121,600 fair value of identifiable intangible assets, $99,200 represents trademarks not subject to amortization and $22,400 represents amortizable membership, subscriber and customer lists.

    The Company's consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) consumer segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2001. In accordance with SFAS 142, these pro forma adjustments assume that none of the goodwill and indefinite lived intangible assets associated with the EMAP acquisition are amortized. If the Company had recorded amortization of the goodwill and indefinite lived intangible assets in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, assuming the acquisition occurred on January 1, 2001, amortization expense would have increased by approximately $13,700 in 2001. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2001, nor is it necessarily indicative of future results.

                                                                     YEAR ENDED
                                                                  DECEMBER 31, 2001
                                                              -------------------------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Sales, net..................................................        $   1,773,136
Loss from continuing operations applicable to common
  shareholders..............................................          ($1,309,348)
Loss applicable to common shareholders......................          ($1,306,306)
Basic and diluted loss from continuing operations applicable
  to common shareholders per common share...................               ($5.40)
Basic and diluted net loss applicable to common shareholders
  per common share..........................................               ($5.38)
Weighted average shares used in basic and diluted loss
  applicable to common shareholders per common share........          242,615,842

    No material acquisitions were completed during 2002. Payments for businesses acquired on the accompanying statement of consolidated cash flows for the year ended December 31, 2002, primarily represent payment for certain deferred purchase price liabilities associated with prior year acquisitions.

    OTHER INVESTMENTS.

    Other investments consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cost method investments.....................................  $18,706    $40,189
Equity method investments...................................    2,562      5,804
                                                              -------    -------
                                                              $21,268    $45,993
                                                              =======    =======

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    The Company recorded provisions for impairment of various PRIMEDIA Ventures' investments of approximately $5,600, $6,500 and $11,200 in 2002, 2001 and 2000, respectively. These provisions for impairment are included as a component of provision for impairment of investments on the accompanying statements of consolidated operations for the years ended December 31, 2002 and 2001.

    The Company sold certain PRIMEDIA Ventures' investments and received proceeds of approximately $323, $3,100 and $10,100, and realized gains on these sales of approximately $28, $1,400 and $8,600 in 2002, 2001 and 2000, respectively. These gains are included in gain on the sale of businesses and other, net on the accompanying statements of consolidated operations.

    Since inception, proceeds from the sales of certain PRIMEDIA Ventures' investments as well as related distributions have exceeded amounts invested.

    INVESTMENT IN CMGI, INC.

    In May 2000, the Company acquired 1,530,000 shares of common stock of CMGI, Inc. in exchange for 8,000,000 shares of the Company's common stock (par value $.01) subject to a one year lockup. The transaction was valued at $164,000, which represents the fair value of the Company's common stock exchanged on the exchange date. The Company recorded provisions for impairment of $7,000 and $155,500 related to its investment in CMGI, Inc. in 2001 and 2000, respectively, as the decline in the market value of the investment was deemed to be other than temporary. In October 2001, the Company sold its investment in CMGI for total proceeds and gain on sale of $2,149 and $619, respectively. The gain on sale is included as a component of gain on sale of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2001.

    INVESTMENT IN LIBERTY DIGITAL.

    In April 2000, the Company completed its purchase of 625,000 shares of Liberty Digital Series A common stock at forty dollars per share for an aggregate purchase price of $25,000. The Company recorded provisions for impairment of $658 and $21,869 related to its investment in Liberty Digital in 2001 and 2000, respectively, as the decline in the market value of the investment was deemed to be other than temporary. During 2001, the Company sold its investment in Liberty Digital for total proceeds and loss on sale of $1,838 and $668, respectively. The loss on sale is included as a component of gain on sale of businesses and other, net on the accompanying statement of operations for the year ended December 31, 2001.

    ASSETS-FOR-EQUITY TRANSACTIONS.

    During 2000, the Company began making strategic investments in companies ("Investees") which included various assets-for-equity transactions. Under these transactions, the Company provides promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company made cash investments in certain of these Investees. The Company's investments in Investees, included in other investments on the accompanying consolidated balance sheets, totaled $16,870 ($15,956 representing cost method investments and $914 representing equity method investments) and $32,753 ($27,313 representing cost method investments and $5,440 representing equity method investments) at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, respectively, $4,963 and $12,696 relating to these agreements is included as deferred revenues on the accompanying consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED) the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements related to its continuing operations of approximately $7,600, $46,900 and $43,400 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recorded revenue from these agreements related to its discontinued operations of approximately $6,900 and $3,400 for the years ended December 31, 2001 and 2000.

    These transactions are recorded at the fair value of the equity securities received, which are typically based on cash consideration for like securities. For significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with the securities of publicly traded companies in similar lines of business, comparing the nature of the security, price, and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received. As required by EITF No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods and Services," the fair value of the equity securities received is determined as of the earlier of the date a performance commitment is reached or the vesting date.

    The Company continually evaluates all of its investments for potential impairment in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". If an investment is deemed to be other than temporarily impaired, its carrying value will be reduced to fair market value. The Company recorded a net provision for impairment of its investments in certain Investees of $10,030 and $83,959, for the years ended December 31, 2002 and 2001, respectively, as the decline in value of the investments was deemed to be other than temporary. No provision for impairment was recorded for assets-for-equity investments in 2000.

    The Company recorded $3,474, $35,784 and $7,721 of equity method losses from Investees for the years ended December 31, 2002, 2001 and 2000, respectively. These equity method losses from Investees are included in other, net on the accompanying statements of consolidated operations. The Company recognized $1,493, $14,500 and $16,314 of revenue related to the equity method Investees for the years ended December 31, 2002, 2001 and 2000, respectively.

    INVESTMENTS IN ABOUT

    During 2000, the Company entered into additional business arrangements with About whereby the Company has provided or will provide approximately $89,000 of advertising and promotional services, over a five-year period, as well as the right to use a mailing list owned by the Company, in exchange for an aggregate of 2,873,595 shares of common stock of About. The Company and About have also entered into certain agreements pursuant to which the Company has agreed to purchase advertising and promotional services on the About network. These agreements provide for payments to About in the aggregate of $15,900. At the merger completion date, these agreements became intercompany agreements, the activity of which, subsequent to the merger completion date, has been and will continue to be eliminated in consolidation. During the two months ended
February 28, 2001 and the year ended December 31, 2000, in accordance with the terms of these agreements, the Company recorded revenue of approximately $21,000 and $9,000, respectively, and expenses of approximately $3,500 and $4,700, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)
    In addition, during 2000, the Company purchased 316,500 shares of About on the open market for approximately $7,800. The Company recorded an unrealized gain of $693 relating to its investment in About, which met the criteria of SFAS No. 115.

4. DIVESTITURES

    2000

    On March 30, 2000, the Company announced its intention to divest
QWIZ, Inc., Pictorial, Inc. and 18 business directories ("Directories"). At that time, in accordance with SFAS 121, these businesses ceased to depreciate their property and equipment and ceased to amortize their other intangible assets and excess of purchase price over net assets acquired.

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVESTITURES (CONTINUED)
    In addition, during 2001, the Company completed several other smaller divestitures which were not material to the results of operations or cash flows of the Company for the year ended December 31, 2001.

    2002

    In 2002, the Company completed several divestitures, the results of which have been included in discontinued operations in accordance with SFAS 144. These divestitures include the Modern Bride Group, ExitInfo, Chicago, the American Baby Group, IN New York, Horticulture and Doll Reader which were sold. The related net gain on sale of businesses of $111,449 for the year ended
December 31, 2002 has been included in discontinued operations on the accompanying statement of consolidated operations.

    During 2002, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144 since they had been previously classified as non-core businesses. The related net loss on sale of businesses of $7,247 is included in loss (gain) on sale of businesses and other, net, on the accompanying statement of consolidated operations for the year ended December 31, 2002.

    Proceeds from these sales were approximately $228,000 ($1,000 of which is in escrow) and were used to pay down the Company's outstanding debt and borrowings under the credit facilities. In connection with certain of the divestitures, the Company agreed to provide certain services to the purchasers including space rental and finance, sales and systems support at negotiated rates over specified terms.

    During 2002, the Company received $15,000, representing the entire amount of the note receivable on the sale of Bacon's.

5. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Accounts receivable.....................................  $246,234   $304,971
Less: Allowance for doubtful accounts...................    17,629     20,099
     Allowance for returns and rebates..................     9,428      9,956
                                                          --------   --------
                                                          $219,177   $274,916
                                                          ========   ========

6. INVENTORIES, NET

    Inventories, net, consisted of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Finished goods............................................  $ 7,897    $ 7,346
Work in process...........................................       73         38
Raw materials.............................................   19,165     28,323
                                                            -------    -------
                                                             27,135     35,707
Less: Allowance for obsolescence..........................    2,814      1,643
                                                            -------    -------
                                                            $24,321    $34,064
                                                            =======    =======

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. PROPERTY AND EQUIPMENT, NET

    Property and equipment, net, including that held under capital leases, consisted of the following:

                                                  2002           DECEMBER 31,
                                             RANGE OF LIVES   -------------------
                                                (YEARS)         2002       2001
                                             --------------   --------   --------
Land.......................................      --           $  1,662   $  1,662
Buildings and improvements.................       1-40          58,583     66,016
Furniture and fixtures.....................       5-7           38,019     42,183
Machinery and equipment....................       3-10         160,834    165,726
Internal use software......................       1-3           82,135     89,228
School equipment...........................       3-10          73,704     71,574
Other......................................       2-10          12,510      9,274
                                                              --------   --------
                                                               427,447    445,663
Less: Accumulated depreciation and
  amortization.............................                    299,497    275,429
                                                              --------   --------
                                                              $127,950   $170,234
                                                              ========   ========

    Included in property and equipment are assets which were acquired under capital leases in the amount of $44,078 and $45,357 with accumulated amortization of $20,527 and $17,089 at December 31, 2002 and 2001, respectively (see Note 22).

8. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER

    On January 1, 2002, the Company adopted SFAS 142, which requires, among other matters, an evaluation of goodwill for impairment at the reporting unit level within six months of mandatory adoption of this Standard, as well as subsequent annual evaluations (more frequently if circumstances indicate a possible impairment). As required by SFAS 142, the Company reviewed its indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 using a relief from royalty valuation model, and determined that certain indefinite lived intangible assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $21,535 ($0.08 per share) during the first quarter of 2002. The impairment of $21,535 referred to above relates to the consumer segment.

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

    During the third quarter of 2002, the Company completed step two of the transitional impairment test for the reporting units in which an indication of goodwill impairment existed. The Company determined the implied fair value of each of those reporting units, principally using a discounted cash flow analysis and compared such values to the respective reporting unit's carrying amounts. This evaluation indicated that

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER (CONTINUED) goodwill associated with two reporting units in the Consumer segment and one reporting unit in the Business-to-Business segment were impaired as of January 1, 2002. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $329,659 ($1.30 per share) as of January 1, 2002 related to the impairment of goodwill. Of the goodwill impairment noted above, $174,076 relates to the Consumer segment and $155,583 relates to the Business-to-Business segment. In connection with step two of the SFAS 142 implementation as it relates to goodwill, the Company reassessed its trademark valuation as of January 1, 2002 and recorded an additional $37,314 ($0.15 per share) impairment and has included such impairment in the cumulative effect of a change in accounting principle. Of the impairment of $37,314 referred to above, $23,703 relates to the Consumer segment and $13,611 relates to the Business-to-Business segment.

    SFAS 142 also requires that companies assess goodwill and indefinite lived intangible assets for impairment at least once per year subsequent to adoption of the statement. Any impairment subsequent to the initial implementation is recorded in operating income. The Company performed its first annual impairment test as of October 31, 2002. Step one of this subsequent impairment test indicated that there may be a goodwill impairment at two reporting units in the Business-to-Business segment and two reporting units in the Consumer segment. Step two of the October 31, 2002 impairment test indicated that goodwill associated with the two reporting units in the Business-to-Business segment and the two reporting units in the Consumer segment was impaired as of October 31, 2002. As a result, the Company recorded an impairment charge within amortization of $97,227 ($0.38 per share) as of October 31, 2002 related to the impairment of goodwill. Of the goodwill impairment referred to above, $23,676 relates to the Consumer segment and $73,551 relates to the Business-to-Business segment. In connection with step two of the subsequent impairment test, the Company assessed its trademark valuation as of October 31, 2002, and recorded $819 ($0.00 per share) as an impairment within amortization. Of the trademark impairment noted above, $710 relates to the Consumer segment and $109 relates to the Business-to-Business segment.

    The Company's SFAS 142 evaluations at both January 1, 2002 and October 31, 2002, including the reassessment of its trademark valuation during the third quarter, were performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflects management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Subsequent impairments, if any, will be classified as an operating expense. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company's annual budgeting and forecasting process.

    Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilites related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $52,000 on January 1, 2002 and $20,500 during 2002 which would not have been required prior to the adoption of SFAS 142. The charge

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER (CONTINUED) recorded to increase the valuation allowance was reduced by the reversal of tax liabilities of $23,000 during the third quarter of 2002 as a result of the impairment of goodwill and certain indefinite lived intangible assets discussed above.

    In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record approximately $13,300 to increase deferred tax liabilities during 2003.

    The independent valuation reports received in connection with step two of the SFAS 142 impairment test completed during the third and fourth quarters indicated that the carrying value of certain finite-lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken resulting in an impairment charge of $60,498 ($35,577 and $24,921 in the Consumer and Business-to-Business segments, respectively). These charges are included in depreciation of property and equipment ($11,610) and amortization of intangible assets, goodwill and other ($48,888) in the accompanying statement of consolidated operations for the year ended December 31, 2002.

    Changes in the carrying amount of goodwill for the year ended December 31, 2002, by operating segment, are as follows:

                                                                      DECEMBER 31, 2002
                                                            --------------------------------------
                                                                         BUSINESS-TO-
                                                             CONSUMER      BUSINESS
                                                             SEGMENT       SEGMENT        TOTAL
                                                            ----------   ------------   ----------
Balance as of January 1, 2002.............................  $1,052,041    $ 372,589     $1,424,630
Transitional impairment charge............................    (174,076)    (155,583)      (329,659)
Annual impairment charge..................................     (23,676)     (73,551)       (97,227)
Finalization of purchase price allocations (including
  reclassification of $37,293 from other intangible
  assets).................................................      43,794       (1,174)        42,620
Goodwill related to the sale of businesses................     (66,085)        (490)       (66,575)
Other.....................................................      (1,250)          --         (1,250)
                                                            ----------    ---------     ----------
Balance as of December 31, 2002...........................  $  830,748    $ 141,791     $  972,539
                                                            ==========    =========     ==========

    The finalization of purchase price allocations includes EMAP as well as other immaterial adjustments.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER (CONTINUED)
    A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2002         2001         2000
                                                            ---------   -----------   ---------
Reported loss applicable to common shareholders...........  ($647,079)  ($1,173,877)  ($399,889)
Amortization of goodwill and indefinite lived intangible
  assets..................................................         --       188,888      40,920
Cumulative effect of a change in accounting principle.....    388,508            --          --
Deferred provision for income taxes.......................     49,500            --          --
                                                            ---------   -----------   ---------
Adjusted loss applicable to common shareholders...........  ($209,071)  ($  984,989)  ($358,969)
                                                            =========   ===========   =========
Per common share:
Reported loss applicable to common shareholders...........  $   (2.55)  $     (5.42)  $   (2.48)
Amortization of goodwill and indefinite lived intangible
  assets..................................................         --          0.87        0.25
Cumulative effect of a change in accounting principle.....       1.53            --          --
Deferred provision for income taxes.......................       0.20            --          --
                                                            ---------   -----------   ---------
Adjusted loss applicable to common shareholders...........  $   (0.82)  $     (4.55)  $   (2.23)
                                                            =========   ===========   =========

    Intangible assets subject to amortization after the adoption of SFAS 142 consist of the following:

                                                               DECEMBER 31,
                                  -----------------------------------------------------------------------
                                                 2002                                 2001
                                  ----------------------------------   ----------------------------------
                                   GROSS                                GROSS
                       RANGE OF   CARRYING   ACCUMULATED               CARRYING   ACCUMULATED
                        LIVES      AMOUNT    AMORTIZATION     NET       AMOUNT    AMORTIZATION     NET
                       --------   --------   ------------   --------   --------   ------------   --------
Trademarks...........    3        $ 21,013     $ 12,841     $  8,172   $ 21,013     $  5,837     $ 15,176
Membership,
  subscriber and
  customer lists.....   2-20       433,584      387,201       46,383    499,530      335,655      163,875
Non-compete
  agreements.........   1-10       209,827      199,941        9,886    213,585      180,697       32,888
Trademark license
  agreements.........   2-15         2,967        2,880           87      2,967        2,852          115
Copyrights...........   3-20        20,550       18,901        1,649     20,251       16,718        3,533
Databases............   2-12        13,583       12,141        1,442     13,662        9,825        3,837
Advertiser lists.....  .5-20       142,564      129,182       13,382    202,083      159,067       43,016
Distribution
  agreements.........   1-7         11,745       11,731           14     11,745       11,666           79
Other................   1-5         10,099       10,099           --     10,880       10,727          153
                                  --------     --------     --------   --------     --------     --------
                                  $865,932     $784,917     $ 81,015   $995,716     $733,044     $262,672
                                  ========     ========     ========   ========     ========     ========

    Intangible assets not subject to amortization had a net carrying value of $270,006 and $342,425 at December 31, 2002 and 2001, respectively, and consisted of trademarks. Amortization expense for other

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER (CONTINUED) intangible assets still subject to amortization (excluding provision for impairment) was $53,893, $56,073 and $64,234 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense (excluding provision for impairment) for goodwill and trademarks was $188,888 and $40,920 for the years ended December 31, 2001 and 2000, respectively. Amortization of deferred wiring costs (excluding provision for impairment) of $11,239, $16,380 and $13,932 for the years ended December 31, 2002, 2001 and 2000, respectively, has also been included in amortization of intangible assets, goodwill and other on the accompanying statements of consolidated operations. At December 31, 2002, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $32,000, $18,000, $11,000, $7,000 and $5,000 for 2003, 2004, 2005, 2006 and 2007, respectively.

9. OTHER NON-CURRENT ASSETS

    Other non-current assets consisted of the following:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
Deferred financing costs, net.......................   $18,144      $ 22,324
Deferred wiring and installation costs, net.........     8,468        21,069
Direct-response advertising costs, net..............    14,709        15,630
Prepublication and programming costs, net...........    13,791        13,315
Other...............................................     3,059         5,747
                                                       -------      --------
                                                       $58,171      $ 78,085
                                                       =======      ========

    The deferred financing costs are net of accumulated amortization of $12,923 and $8,911 at December 31, 2002 and 2001, respectively. The deferred wiring and installation costs are net of accumulated amortization of $69,063 and $56,449 at December 31, 2002 and 2001, respectively. Direct-response advertising costs are net of accumulated amortization of $81,621 and $116,700 at December 31, 2002 and 2001, respectively. Prepublication and programming costs are net of accumulated amortization of $42,223 and $35,196 at December 31, 2002 and 2001, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. ACCRUED EXPENSES AND OTHER

    Accrued expenses and other current liabilities consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Payroll, commissions and related employee benefits......  $ 80,040   $ 86,106
Rent and lease liabilities..............................    50,791     20,085
Obligation related to share lockup agreements (see
  Note 17)..............................................        --     18,411
Retail display costs and allowances.....................    17,262     17,340
Promotion costs.........................................     4,169      6,431
Royalties...............................................     2,593      2,809
Circulation costs.......................................     6,567     13,862
Professional fees.......................................     6,036      8,633
Taxes...................................................    11,203     13,189
Deferred purchase price.................................     4,919      4,153
Dividends payable.......................................    11,527     10,646
Other...................................................    29,316     31,692
                                                          --------   --------
                                                          $224,423   $233,357
                                                          ========   ========

    The above amounts include $5,199 and $9,043 of restructuring related payroll costs, $1,729 and $2,318 of contract termination costs and $42,506 and $13,037 of restructuring related leases at December 31, 2002 and 2001, respectively.

11. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Borrowings under bank credit facilities..............  $  640,731   $  783,875
10 1/4% Senior Notes Due 2004........................      84,175      100,000
 8 1/2% Senior Notes Due 2006........................     291,007      299,353
 7 5/8% Senior Notes Due 2008........................     225,312      249,011
 8 7/8% Senior Notes Due 2011........................     469,299      492,978
                                                       ----------   ----------
                                                        1,710,524    1,925,217
Obligation under capital leases (see Note 22)........      24,814       28,679
                                                       ----------   ----------
                                                        1,735,338    1,953,896
Less: Current maturities of long-term debt...........       7,661        8,265
                                                       ----------   ----------
                                                       $1,727,677   $1,945,631
                                                       ==========   ==========

    On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the new credit agreement and as otherwise permitted under the credit agreement and the indebtedness relating to the Senior Notes of the Company is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

    Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

                                                    REVOLVER     TERM A     TERM B       TOTAL
                                                    ---------   --------   ---------   ---------
Credit Facility...................................  $ 451,000   $ 95,000   $ 397,731   $ 943,731
Borrowings Outstanding............................   (148,000)   (95,000)   (397,731)   (640,731)
Letters of Credit Outstanding.....................    (19,388)        --          --     (19,388)
                                                    ---------   --------   ---------   ---------
Unused Bank Commitments...........................  $ 283,612   $     --   $      --   $ 283,612
                                                    =========   ========   =========   =========

    With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At December 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was approximately 4.4%.

    Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2002, the Company's commitment fees totaling $953 were paid at a weighted average rate of ..5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

    The commitments under the revolving loan facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $22,550 in 2004, $45,100 in 2005, $67,650 in 2006, $135,300 in 2007 and a
final reduction of $180,400 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. In 2002, the Company voluntarily reduced the commitment under the revolving loan facility by $24,000. Aggregate term loan payments under the bank credit facilities are $4,038 in 2003, $15,913 in 2004, $27,788 in 2005,
2006 and 2007, $15,913 in 2008 and $373,503 in 2009. During 2002, the Company
made voluntary pre-payments towards the term loans A and B in the amounts of $5,000 and $21,000, respectively.

    The bank credit facilities, among other things, limit the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
restricted payments including dividend payments on or repurchases of the Company's common stock in excess of $75,000 in any given year.

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

    As a result of the refinancing of the Company's existing bank credit facilities, in 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This write-off is included within amortization of deferred financing costs on the accompanying statement of consolidated operations for the year ended December 31, 2001.

    10 1/4% SENIOR NOTES. Interest is payable semi-annually in June and December at an annual rate of 10 1/4%. The 10 1/4% Senior Notes mature on June 1, 2004, with no sinking fund requirements. The 10 1/4% Senior Notes are redeemable at 100% in 2003 plus accrued and unpaid interest.

    On March 5, 2003 the Company redeemed its $84,175 10 1/4% Senior Notes. These notes were called at redemption value plus accrued interest of $2,229. These notes were redeemed 15 months ahead of maturity. The Company funded this transaction with additional borrowings under its credit facilities.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
    8 1/2% SENIOR NOTES. Interest is payable semi-annually in February and August at an annual rate of 8 1/2%. The 8 1/2% Senior Notes mature on
February 1, 2006, with no sinking fund requirements. The 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at 100% in 2003 plus accrued and unpaid interest. The unamortized discount for these notes totaled $493 and $646 at December 31, 2002 and 2001, respectively.

    7 5/8% SENIOR NOTES.  Interest is payable semi-annually in April and
October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on
April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% in 2003 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $803 and $989 at December 31, 2002 and 2001, respectively.

    8 7/8% SENIOR NOTES. In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of $492,685 were used to repay borrowings under the revolving credit facilities. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $6,201 and $7,022 at December 31, 2002 and 2001, respectively.

    If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

    During the third quarter of 2002, the Board of Directors authorized the Company to expend up to $20,000 for the purchase of its senior notes in private or public transactions. During the fourth quarter of 2002, the Board of Directors increased the authorization to an aggregate of $90,000. In 2002, the Company repurchased $15,825 of the 10 1/4% Senior Notes (carrying value of $15,825) for $14,300 plus accrued interest, $8,500 of the 8.50% Senior Notes (carrying value of $8,485) for $7,838 plus accrued interest, $23,885 of the 7 5/8% Senior Notes (carrying value of $23,806) for $21,089 plus accrued interest and $24,500 of the 8 7/8% Senior Notes (carrying value of $24,176) for $21,210 plus accrued interest. The Senior Note purchases include fees associated with these purchases. These purchases resulted in a gain of $7,855 recorded in other, net on the accompanying statement of consolidated operations for the year ended December 31, 2002.

    The 10 1/4% Senior Notes, 8 1/2% Senior Notes, 7 5/8% Senior Notes, and the 8 7/8% Senior Notes (together referred to as the "Senior Notes"), and the credit facilities, all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

    The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage test in the credit agreements. Under its various credit and

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT (CONTINUED)
senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit and senior note agreements for purposes of determining compliance with certain financial covenants under these agreements. The Company has established intracompany and intercompany arrangements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, which management believes is on an arms length basis and as permitted by the credit and senior note agreements. These intracompany and intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intracompany and intercompany transactions are eliminated in consolidation. Additionally, the EBITDA of the Restricted Group, as determined for purposes of the leverage ratio and the pricing of the loans under the credit agreement in accordance with these agreements, omits restructuring charges and is adjusted for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

    The scheduled repayments of all debt outstanding, net of unamortized discount, including capital leases and adjusted to reflect the Company's early redemption of its 10 1/4% Senior Notes in March 2003, are as follows:

YEARS ENDING                                           CAPITAL LEASE
DECEMBER 31,                                 DEBT       OBLIGATIONS      TOTAL
------------                              ----------   -------------   ----------
2003....................................  $    4,038      $ 3,623      $    7,661
2004....................................      15,913        3,335          19,248
2005....................................      27,788        1,528          29,316
2006....................................     318,795        1,593         320,388
2007....................................      79,563        1,673          81,236
Thereafter..............................   1,264,427       13,062       1,277,489
                                          ----------      -------      ----------
                                          $1,710,524      $24,814      $1,735,338
                                          ==========      =======      ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES

    At December 31, 2002, the Company had aggregate net operating and capital loss carryforwards for Federal and State income tax purposes of $1,722,781 which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The capital losses may only be used to offset future capital gains. The NOLs and capital losses are scheduled to expire in the following years:

                                                               CAPITAL
                                                     NOLS       LOSSES      TOTAL
                                                  ----------   --------   ----------
2003............................................  $   24,500   $     --   $   24,500
2004............................................      60,351         --       60,351
2005............................................     102,404    103,065      205,469
2006............................................      87,903    233,726      321,629
2007............................................      43,506         --       43,506
2008............................................      85,858         --       85,858
2009............................................      70,105         --       70,105
2010............................................     153,468         --      153,468
2011............................................      31,812         --       31,812
2012............................................      63,737         --       63,737
2015............................................          --         --           --
2016............................................          --         --           --
2017............................................      15,144         --       15,144
2018............................................      75,646         --       75,646
2019............................................      54,777         --       54,777
2020............................................     109,682         --      109,682
2021............................................     308,497         --      308,497
2022............................................      98,600         --       98,600
                                                  ----------   --------   ----------
Total                                             $1,385,990   $336,791   $1,722,781
                                                  ==========   ========   ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                  DECEMBER 31,
                                      --------------------------------------------------------------------
                                                    2002                                2001
                                      ---------------------------------   --------------------------------
                                       FEDERAL      STATE       TOTAL      FEDERAL     STATE       TOTAL
                                      ---------   ---------   ---------   ---------   --------   ---------
DEFERRED INCOME TAX ASSETS:
Difference between book and tax
  basis of accrued expenses and
  other.............................  $  20,633   $   6,045   $  26,678   $  20,229   $  5,926   $  26,155
Difference between book and tax
  basis of other intangible
  assets............................    139,659      40,915     180,574      85,474     25,041     110,515
Operating loss carryforwards........    439,798      71,613     511,411     389,509     67,026     456,535
Capital loss carryforwards..........    117,523       1,010     118,533     109,157        939     110,096
Net unrealized loss on
  investments.......................     32,165       9,423      41,588      34,922     10,231      45,153
Alternative minimum tax credit
  carryforward......................         --          --          --       1,249         --       1,249
                                      ---------   ---------   ---------   ---------   --------   ---------
Total...............................  $ 749,778   $ 129,006   $ 878,784   $ 640,540   $109,163   $ 749,703
                                      ---------   ---------   ---------   ---------   --------   ---------
DEFERRED INCOME TAX LIABILITIES:
Difference between book and tax
  basis of indefinite life
  intangible assets.................  $  38,284   $  11,216   $  49,500   $  40,218   $ 11,782   $  52,000
Difference between book and tax
  basis of property and equipment...      3,469       1,016       4,485       5,864      1,718       7,582
Other...............................     12,037       3,526      15,563       6,232      1,724       7,956
                                      ---------   ---------   ---------   ---------   --------   ---------
Total...............................     53,790      15,758      69,548      52,314     15,224      67,538
                                      ---------   ---------   ---------   ---------   --------   ---------
Net deferred income tax assets......    695,988     113,248     809,236     588,226     93,939     682,165
Less: Valuation allowance...........   (734,272)   (124,464)   (858,736)   (588,226)   (93,939)   (682,165)
                                      ---------   ---------   ---------   ---------   --------   ---------
Net.................................  $ (38,284)  $ (11,216)  $ (49,500)  $      --   $     --   $      --
                                      =========   =========   =========   =========   ========   =========

  Income tax expense (benefit) is as
    follows:

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Current
  Federal...................................................  $  (3,144)  $      --   $      --
  State and local...........................................         --          --          --
                                                              ---------   ---------   ---------
    Total current benefit...................................  $  (3,144)  $      --   $      --
                                                              ---------   ---------   ---------
Deferred
  Federal...................................................  $(107,762)  $(131,341)  $(206,403)
  State and local...........................................    (19,309)    (30,030)    (20,117)
                                                              ---------   ---------   ---------
    Total deferred benefit..................................   (127,071)   (161,371)   (226,520)
                                                              ---------   ---------   ---------
Change in valuation allowance...............................    176,571     296,371     267,720
                                                              ---------   ---------   ---------
Total provision for income taxes............................  $  46,356   $ 135,000   $  41,200
                                                              =========   =========   =========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INCOME TAXES (CONTINUED)

    A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided is set forth below:

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Tax benefit at Federal statutory rate.......................  $(193,573)  $(341,824)  $(106,969)
State/Local taxes, net of federal impact....................    (12,551)    (19,520)    (13,076)
Non-deductible amortization and impairments.................     80,575     177,197       5,321
Realization of tax basis on disposition of business.........         --          --     (90,073)
Change in valuation allowance...............................    176,571     296,371     267,720
Other, net..................................................     (1,522)     22,776     (21,723)
NOL carryback refund........................................     (3,144)         --          --
                                                              ---------   ---------   ---------
Income Tax Expense..........................................  $  46,356   $ 135,000   $  41,200
                                                              =========   =========   =========

    At December 31, 2002, 2001, and 2000, management of the Company reviewed recent operating results and projected future operating results. At the end of 2000, management determined that a portion of the net deferred income tax assets would likely be realized. However, at the end of 2001, management determined that the net deferred income tax assets would not likely be realized. Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $52,000 on January 1, 2002 and $20,500 during 2002 which would not have been required prior to the adoption of SFAS 142. The charge recorded to increase the valuation allowance was reduced by the reversal of tax liabilities of $23,000 during the third quarter of 2002 as a result of the impairments of goodwill and certain indefinite lived intangible assets. The income tax expense recorded in 2002 is net of tax refunds received. During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of investments, resulting in a net provision for income taxes of $135,000 and $41,200, respectively. In addition, during 2001 and 2000, the Company's valuation allowance was impacted by the acquisition of About and various dispositions. This change in valuation allowance did not impact the provision for income taxes.

    A portion of the valuation allowances in the amount of approximately $103,900 at December 31, 2002 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK

    Exchangeable Preferred Stock consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
$10.00 Series D Exchangeable Preferred Stock ($.01 par
  value, 2,000,000 shares authorized and 1,769,867 shares
  and 2,000,000 shares issued and outstanding at
  December 31, 2002 and 2001, respectively).................  $174,531   $196,679
$9.20 Series F Exchangeable Preferred Stock ($.01 par value,
  1,250,000 shares authorized and 1,023,328 shares and
  1,250,000 shares issued and outstanding at December 31,
  2002 and 2001, respectively)..............................    99,984    121,781
$8.625 Series H Exchangeable Preferred Stock ($.01 par
  value, 2,500,000 shares authorized and 2,140,891 shares
  and 2,500,000 shares issued and outstanding at
  December 31, 2002 and 2001, respectively).................   209,950    244,497
                                                              --------   --------
                                                              $484,465   $562,957
                                                              ========   ========

    $10.00 SERIES D EXCHANGEABLE PREFERRED STOCK. Annual dividends of $10.00 per share on the Series D Preferred Stock are cumulative and payable quarterly, in cash. On or after February 1, 2001, the Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Subordinated Exchange Debentures due 2008 provided the Company is in compliance with the terms of its credit agreement. The liquidation and redemption value at December 31, 2002 and 2001 was $176,987 and $200,000, respectively.

    $9.20 SERIES F EXCHANGEABLE PREFERRED STOCK. Annual dividends of $9.20 per share on the Series F Preferred Stock are cumulative and payable quarterly, in cash. The Company is required to redeem the Series F Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series F Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date provided the Company is in compliance with the terms of its credit agreement. As of December 31, 2002 and 2001, the liquidation and redemption value of the Series F Preferred Stock was $102,333 and $125,000, respectively.

    $8.625 SERIES H EXCHANGEABLE PREFERRED STOCK. Annual dividends of $8.625 per share on the Series H Preferred Stock are cumulative and payable quarterly, in cash. On or after April 1, 2003, the Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010 provided the Company is in compliance with the terms of its credit agreement. As of December 31, 2002 and 2001, the liquidation and redemption value of the Series H Preferred Stock was $214,089 and $250,000, respectively.

    During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to approximately $100,000 of exchangeable preferred stock. During May 2002, the Board of Directors

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EXCHANGEABLE PREFERRED STOCK (CONTINUED) increased the authorization to an aggregate of approximately $165,000 of exchangeable preferred stock. In 2002, the Company exchanged $23,013 liquidation value of Series D Exchangeable Preferred Stock, with a carrying value of $22,650, for 4,467,033 shares of common stock, $22,667 liquidation value of Series F Exchangeable Preferred Stock, with a carrying value of $22,103, for 4,385,222 shares of common stock and $35,911 liquidation value of Series H Exchangeable Preferred Stock, with a carrying value of $35,152, for 8,368,516 shares of common stock. The cumulative gain on these exchanges of $32,788 for the year ended December 31, 2002 is included as a component of additional paid-in capital on the accompanying consolidated balance sheet at December 31, 2002. This gain is included in the calculation of basic and diluted loss applicable to common shareholders per common share on the statements of consolidated operations for year ended December 31, 2002.

    There are no required maturity payments for the Company's Exchangeable Preferred Stock during the next five years.

14. COMMON STOCK

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

    In August 2001, in connection with PRIMEDIA's acquisition of EMAP, KKR 1996 Fund L.P. ("KKR 1996 Fund"), a limited partnership associated with KKR purchased 10,800,000 shares of newly issued common stock for $50,760. Concurrently, KKR 1996 Fund purchased 15,796,000 shares of PRIMEDIA's Series K Convertible Preferred Stock for $74,240. These shares were converted into approximately 15,796,000 shares of the Company's common stock in September 2001 (See Note 3).

    SHARE REPURCHASES. Under its share repurchase program, the Company's board of directors authorized the repurchase of up to $30,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. In connection with the exchange of $6,150 of Series H Preferred Stock in December 2002, the Company repurchased the related 2,860,465 common shares exchanged for the Series H Preferred Stock for $1.48 per share. The transaction settled in January

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
2003. There were no repurchases during 2001. During 2000, the Company repurchased 29,500 shares of common stock for $512 at a weighted average price of $17.36. All repurchases above are recorded at cost.

    STOCK PURCHASE AND OPTION PLANS. The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan (the "Stock Option Plan") authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Stock Option Plan has authorized grants of up to 35,000,000 shares of the Company's common stock or options to management personnel.

    During 1999, the Company granted 1,380,711 restricted shares of common stock from the treasury, to a senior executive. During 2000, pursuant to the grant, the vesting period accelerated based upon the achievement of certain stock performance measures. Accordingly, non-cash compensation expense of $15,250 was recognized in 2000. In addition, in 2001, 2,955,450 restricted shares of the Company's common stock were issued to About executives in connection with the employment agreements entered into as a result of the About merger (see
Note 17).

    As part of the merger with About, the Company assumed certain About stock purchase and option plans. No stock purchases will be allowed and no options will be granted under these plans and grantees will be issued the Company's common stock upon exercise of options. On the date of merger, the Company assumed approximately 13,400,000 options outstanding under the About plan (see
Note 3). These have been included as options granted in 2001 in the table below.

    Stock options are generally granted with exercise prices at or above quoted market value at time of issuance. Most of the options are exercisable at the rate of 20% per year over a five-year period commencing on the effective date of the grant. Most options granted pursuant to the Stock Option Plan will expire no later than ten years from the date the option was granted.

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

    In addition, in connection with the employment agreements entered into as a result of the About merger, 3,482,300 stock options were issued to About executives at an exercise price equal to 30% of the fair market value per share on the date of issuance (see Note 17).

    In August 2001, in connection with the EMAP financing, the Company paid the KKR 1996 Fund a commitment fee consisting of warrants to purchase
1,250,000 shares of common stock of the Company at an exercise price of $7.00 per share and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's stock at an exercise price of $7.00 per share. The Company also granted 4,000,000 warrants to the KKR 1996 Fund in 2001 and 2002. The grants were based on the length of time that the Series J Preferred Stock was outstanding. See Note 3 for further discussion.

    In April 2002, the Company granted certain executives an aggregate total of 6,630,000 options to purchase shares of the Company's common stock. The exercise prices of these options range from $4.00 per share to $6.00 per share. The options granted at $4.00 per share vest monthly over a four-year period following the date of the grant. The remaining options vest in 2010 unless the Company achieves certain earnings targets. Upon the achievement of these targets, the vesting of the respective options is accelerated upon the financial statements for the relevant year being finalized.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    A summary of the status of the Company's stock option plan as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

                                            2002                                        2001                         2000
                          -----------------------------------------   -----------------------------------------   ----------
                                                          WEIGHTED                                    WEIGHTED
                                                          AVERAGE                                     AVERAGE
                                                          EXERCISE                                    EXERCISE
                           OPTIONS     EXERCISE PRICE      PRICE       OPTIONS     EXERCISE PRICE      PRICE       OPTIONS
                          ----------   ---------------   ----------   ----------   ---------------   ----------   ----------
Outstanding--beginning
  of year...............  28,752,939    $ .08-$55.33       $ 9.82     13,463,101    $ 5.00-$27.13      $10.68     17,090,286
  Granted...............   6,993,500    $1.01-$ 6.00       $ 4.96     20,416,150    $ 0.08-$55.33      $ 9.92      1,418,500
  Exercised.............    (195,944)   $ .05-$ 2.89       $  .47       (947,062)   $ 0.14-$15.56      $ 3.41     (4,354,219)
  Forfeited.............  (6,481,614)   $ .43-$55.33       $12.49     (4,179,250)   $ 1.20-$55.33      $10.54       (691,466)
                          ----------                                  ----------                                  ----------
Outstanding--end of
  year..................  29,068,881    $ .08-$55.33       $ 8.67     28,752,939    $ 0.08-$55.33      $ 9.82     13,463,101
                          ==========                                  ==========                                  ==========
Exercisable--end of
  year..................  17,334,634    $ .08-$55.33       $ 9.72     19,163,949    $ 0.08-$55.33      $10.44      8,675,593
                          ==========                                  ==========                                  ==========

                                      2000
                          ----------------------------
                                             WEIGHTED
                                             AVERAGE
                                             EXERCISE
                          EXERCISE PRICE      PRICE
                          ---------------   ----------
Outstanding--beginning
  of year...............   $ 5.00-$15.56      $ 9.28
  Granted...............   $ 8.25-$27.13      $16.66
  Exercised.............   $ 5.00-$15.56      $ 6.59
  Forfeited.............   $ 8.00-$27.00      $14.06
Outstanding--end of
  year..................   $ 5.00-$27.13      $10.68
Exercisable--end of
  year..................   $ 5.00-$16.50      $ 8.82

    The weighted-average fair value per option for options granted in 2002, 2001 and 2000 was $2.52, $5.39 and $13.02, respectively.

    Consistent with the past practices of the Company, as part of director's compensation for non-management, non-KKR directors, on May 24, 2002, the Company granted Messrs. Bell, Feldberg and Greeniaus 50,000 options to purchase common stock of the Company at an exercise price of $2.02 per share under the Stock Option Plan. These options are included in the above stock option table.

    In 2001, the Company retained Capstone Consulting LLC ("Capstone") to provide consulting services to the Company primarily to identify and advise on potential opportunities to reduce costs at the Company. In 2002, the Company paid Capstone $800 in cash for consulting services received. In addition, on July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. These options are fully vested as of the grant date, have a ten year life and an exercise price of $1.80 per share. The exercise price equals 200% of the share price on the grant date. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the year ended December 31, 2002. These options are not included in the above stock option table.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                                                                          WEIGHTED          WEIGHTED
                                                                        WEIGHTED           AVERAGE          AVERAGE
                                      NUMBER           NUMBER           AVERAGE        EXERCISE PRICE    EXERCISE PRICE
RANGE OF                          OUTSTANDING AT   EXERCISABLE AT      REMAINING       FOR OUTSTANDING   OF EXERCISABLE
EXERCISE PRICES                      12/31/02         12/31/02      CONTRACTUAL LIFE       OPTIONS          OPTIONS
---------------                   --------------   --------------   ----------------   ---------------   --------------
$ 0.08..........................           122              122             7              $ 0.08            $ 0.08
$ 0.14 - $ 0.20.................        12,260           12,260             7                0.16              0.16
$ 0.22 - $ 0.27.................        46,131           46,131             5                0.22              0.22
$ 0.43..........................        32,906           32,906             5                0.43              0.43
$ 1.01 - $ 1.80.................        43,208            3,708             9                1.26              1.61
$ 1.84 - $ 2.35.................     1,996,256          591,315             9                1.87              1.85
$ 2.65 - $ 3.69.................     2,307,335        1,529,064             8                2.87              2.85
$ 4.85 - $ 7.25.................    10,452,879        4,085,476             8                5.15              5.08
$ 7.43 - $11.13.................     2,875,901        2,464,648             5                9.34              9.42
$11.19 - $16.78.................     9,282,101        7,606,251             7               13.12             13.07
$16.87 - $25.10.................     1,690,858          722,692             8               17.75             17.84
$25.44 - $38.02.................       326,829          238,113             7               27.65             27.66
$38.39 - $55.33.................         2,095            1,948             7               51.56             52.55
                                    ----------       ----------
                                    29,068,881       17,334,634             7              $ 8.67            $ 9.72
                                    ==========       ==========

    SFAS 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under APB 25. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model for options granted in 2002, 2001 and 2000. The following weighted-average assumptions were used for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.61%, 4.70% and 6.29%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 122.20%, 100.42% and 72.12%; and a weighted-average expected life of the

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMON STOCK (CONTINUED)
option of ten years. The estimated fair value of options granted during 2002, 2001 and 2000 was $17,630, $110,007 and $18,467, respectively.

    The Black Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. See Note 2 for discussion of pro forma information and SFAS 148.

    The Company had reserved approximately 13,200,000 shares of the Company's common stock for future grants in connection with the Stock Option Plan at December 31, 2002.

15. LOSS PER COMMON SHARE

    Loss per common share for the years ended December 31, 2002, 2001 and 2000 has been determined based on net loss available to common shareholders, divided by the weighted average number of common shares outstanding for all years presented.

    Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options, warrants and convertible preferred stock. Options to purchase 29,068,881, 28,752,939, and 13,463,101 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive. In addition, warrants to purchase 11,370,000, 7,620,000 and 1,500,000 shares of common stock, and the potential conversion of the Series J Convertible Preferred Stock including declared dividends into approximately 20,800,000, 18,400,000 and 0 shares of common stock were not included in the computation of diluted loss per share for 2002, 2001 and 2000, respectively, because the effect of their inclusion would be antidilutive.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss as of December 31, 2002 and 2001 is presented in the following table:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
  Fair value of derivative instruments......................   $  --         $(1,897)
  Foreign currency translation adjustments..................    (247)           (225)
                                                               -----         -------
                                                               $(247)        $(2,122)
                                                               =====         =======

17. NON-CASH COMPENSATION AND NON-RECURRING CHARGES

    In connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and are subject to the executives' continued employment. Unearned compensation of $28,077 was recorded for the year ended December 31, 2001. Non-cash compensation of $2,210 and $13,572, which reflects pro rata vesting on a graded basis, were recorded for the years ended December 31, 2002 and 2001, respectively.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. NON-CASH COMPENSATION AND NON-RECURRING CHARGES (CONTINUED)
    In addition, these senior executives were granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and are subject to the executives' continued employment. Unearned compensation of $23,157 was recorded for the year ended December 31, 2001. Non-cash compensation of $1,823 and $11,194, which reflects pro rata vesting on a graded basis was recorded for the years ended December 31, 2002 and 2001 respectively. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

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

    During the third quarter of 2001, one of the executives, who subsequently left the Company, advised the Company that he was selling 1,429,344 shares of the Company's common stock in the market. Concurrently therewith, the executive assigned to a financial institution the right to receive his Shortfall Payment on that number of shares. The financial institution advised the Company that it purchased 1,429,344 shares of the Company's common stock in the market. The financial institution agreed to waive its right to the Shortfall Payment in exchange for the Company's agreement to make the financial institution whole if it sold such shares, which it purchased in the market, for proceeds of less than approximately $23,400. As of March 8, 2002, the financial institution had sold all of the shares in the open market for proceeds of approximately $3,300. A liability of approximately $18,400 representing the Shortfall Payments due under both agreements, based on the fair value of the Company's stock was included as a component of accrued expenses and other on the accompanying consolidated balance sheet at December 31, 2001. In 2002, the Company recorded an additional expense of $2,635 related to the mark to market of the shortfall payment. In April 2002, the Company paid approximately $20,300 to the financial institution upon which the liability has been fully settled. In addition, in 2002, the Company paid approximately $700 to the other executive under this agreement.

    As a result of this executive leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder were forfeited, resulting in a reversal of unearned compensation of $19,166 in 2001. The accelerated options expired unexercised during the first quarter of 2002.

    On July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the year ended December 31, 2002. See Note 14 for additional information regarding the terms of the option grant and the services provided by Capstone.

    For the year ended December 31, 2002, the Company recorded $15,665 of non-cash compensation and non-recurring charges. These non-cash compensation charges consisted of a $4,033 charge related to the restricted stock and option grants to the senior executives of About discussed above, a $2,775 related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger, a $5,232 charge related to the issuance of stock in connection with an acquisition and a $990

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. NON-CASH COMPENSATION AND NON-RECURRING CHARGES (CONTINUED) charge for the options granted for consulting services received as discussed above. Additionally, a charge of $2,635 was recorded to account for the mark to market of the Shortfall Payment discussed above.

    For the year ended December 31, 2001, the Company recorded $58,181 of non-cash compensation and non-recurring charges. These non-cash compensation charges consisted of a $24,766 charge related to the restricted stock and option grants to the senior executives of About discussed above, a $3,360 charge related to the amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger and a $1,502 charge related to the vesting of stock in connection with an acquisition. These non-recurring charges included a $26,480 charge related to the share lockup arrangements with certain executives of About discussed above and a $2,073 charge related to certain non-recurring compensation arrangements with certain senior executives.

    During the year ended December 31, 2000, the Company recorded $27,810 of non-cash compensation charges relating to the hiring and retention of certain key executives. These non-cash compensation charges consisted of a $15,250 charge related to 1,380,711 restricted shares of common stock granted to a senior executive in 1999, a $12,437 charge related to the extension of the expiration period of 1,000,000 options, previously granted to a senior executive, for an additional 10 year period beyond the original expiration date and a $123 charge related to the granting of stock options to certain directors. During the second quarter of 2000, the Company recorded $7,400 of non-recurring charges relating to the recoverability of certain assets of the business-to-business segment.

    Non-cash compensation and non-recurring charges are omitted from the Company's calculation of EBITDA, as defined in the Company's Credit and Senior Note agreements (see Note 11).

18. PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

    During 2001 and 2000, the Company implemented plans to integrate the operations of the Company and consolidate many functions and facilities. The Company expects that these plans will continue to result in future savings. All restructuring related charges were expensed as incurred.

    During 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS
(CONTINUED)
    Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2002 and 2001 are presented in the following tables:

                                                                          PAYMENTS/WRITE-OFF
                                                  NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                LIABILITY AS OF        YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                JANUARY 1, 2002     DECEMBER 31, 2002     DECEMBER 31, 2002         2002
                                ---------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee-related termination
    costs.....................      $ 9,043              $ 7,317               $(11,161)           $ 5,199
  Termination of contracts....        2,318                1,314                 (1,903)             1,729
  Termination of leases
    related to office
    closures..................       13,037               39,580                (10,111)            42,506
  Write-off of leasehold
    improvements..............           --                2,918                 (2,918)                --
                                    -------              -------               --------            -------
                                     24,398               51,129                (26,093)            49,434
                                    -------              -------               --------            -------
Restructuring related:
  Relocation and other
    employee costs............           --                  785                   (785)                --
                                    -------              -------               --------            -------
                                         --                  785                   (785)                --
                                    -------              -------               --------            -------
Total severance, closures and
  restructuring related
  costs.......................      $24,398              $51,914               $(26,878)           $49,434
                                    =======              =======               ========            =======

                                                                              PAYMENTS/WRITE-OFF
                                                      NET PROVISION FOR THE       DURING THE       LIABILITY AS OF
                                    LIABILITY AS OF        YEAR ENDED             YEAR ENDED        DECEMBER 31,
                                    JANUARY 1, 2001     DECEMBER 31, 2001     DECEMBER 31, 2001         2001
                                    ---------------   ---------------------   ------------------   ---------------
Severance and closures:
  Employee-related termination
    costs.........................      $ 7,063              $17,855               $(15,875)           $ 9,043
  Termination of contracts........        1,519                2,737                 (1,938)             2,318
  Termination of leases related to
    office closures...............        1,634               12,467                 (1,064)            13,037
  Write-off of leasehold
    improvements..................           --                4,552                 (4,552)                --
  Other...........................          213                   --                   (213)                --
                                        -------              -------               --------            -------
                                         10,429               37,611                (23,642)            24,398
                                        -------              -------               --------            -------
Restructuring related:
  Consulting services.............          498                3,055                 (3,553)                --
  Relocation and other employee
    costs.........................          462                3,221                 (3,683)                --
  Other...........................           --                   33                    (33)                --
                                        -------              -------               --------            -------
                                            960                6,309                 (7,269)                --
                                        -------              -------               --------            -------
Total severance, closures and
  restructuring related costs.....      $11,389              $43,920               $(30,911)           $24,398
                                        =======              =======               ========            =======

    The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS
(CONTINUED)
    Included in the net provision for the years ended December 31, 2002 and 2001 are reversals of $4,847 and $1,884, respectively, of previously recorded accruals.

    As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,756 individuals that they would be terminated under these plans. As of December 31, 2002, all but three of those individuals have been terminated.

    The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, related to employee termination costs, within approximately a one-year period. Savings from terminations of contracts and lease costs will be realized over the estimated life of the contract or lease.

    The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of their respective year. The provision for severance, closures and restructuring related costs is omitted from the Company's calculation of EBITDA, as defined in the Company's Credit and Senior Note agreements (see Note 11).

19. DERIVATIVE FINANCIAL INSTRUMENTS

    In 2001, the Company recorded an expense of approximately $27 as a cumulative transition adjustment to earnings, which is included in other, net on the statement of consolidated operations, relating to derivatives not designated as hedges prior to the adoption of SFAS No. 133, and $1,247 as a reduction to OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS No. 133.

INTEREST RATE SWAP CONTRACTS

    In 2001, the Company was a party to several interest rate swap contracts in order to manage the risks associated with interest rate fluctuations on its floating rate borrowings. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable interest rates. Under the terms of the interest rate swap contracts, the Company agreed to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts were entered into with major financial institutions in order to minimize credit risk. Prior to entering into any interest rate swap contracts, the Company considers, among other things, swap terms including the reference rate, payment and maturity dates and the notional amount in determining if the interest rate swap contract will be effective at modifying an existing debt obligation.

    The Company's interest rate swap contracts were considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments. Accordingly, the interest rate swap contracts are reflected at fair value on the Company's consolidated 2001 balance sheet and the related gains and losses on these contracts are deferred in shareholders' deficiency as a component of OCI. These gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in operations. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in operations. The net effect of this accounting on the Company's

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

    At December 31, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest and receive variable-rates of interest on $200,000 of notional amount of indebtedness. These swaps matured on January 2, 2002 and have not been renewed. For the year ended December 31, 2001, the Company's interest rate swap contracts, which are included as a component of accrued interest payable on the accompanying consolidated balance sheet as of December 31, 2001, were considered to be highly effective. Accordingly, the decrease in fair value of these contracts of $650 for the year ended December 31, 2001 was recognized as a component of OCI. As of December 31, 2002, the Company is not a party to any interest rate swap contracts.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                      DECEMBER 31,
                                                ---------------------------------------------------------
                                                           2002                          2001
                                                ---------------------------   ---------------------------
                                                CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                                --------------   ----------   --------------   ----------
10 1/4% Senior Notes..........................     $ 84,175       $ 84,596       $100,000       $ 97,580
8 1/2% Senior Notes...........................      291,007        280,822        299,353        264,119
7 5/8% Senior Notes...........................      225,312        210,667        249,011        196,021
8 7/8% Senior Notes...........................      469,299        450,527        492,978        442,201
Series D Preferred Stock......................      174,531        130,898        196,679        113,406
Series F Preferred Stock......................       99,984         70,989        121,781         69,001
Series H Preferred Stock......................      209,950        144,866        244,497        136,088
Interest Rate Swap Agreements.................           --             --          1,897          1,897

    The estimated fair value of the senior notes was determined based on the quoted market prices and the fair value of the preferred stocks was based on recent bid prices. The estimated fair value of the interest rate swap agreements was determined using discounted cash flow models.

    For instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of floating-rate long-term debt approximates carrying value because these instruments re-price frequently at current market prices.

21. BENEFIT PLANS AND OTHER EMPLOYEE COSTS

    RETIREMENT PLANS. Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $5,100 in 2002, $5,500 in 2001 and $5,800 in 2000.

    EMPLOYEE STOCK PURCHASE PLAN ("ESPP"). During March 2000, the Company approved and implemented the PRIMEDIA Employee Stock Purchase Plan. The ESPP is intended to encourage long-term

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. BENEFIT PLANS AND OTHER EMPLOYEE COSTS (CONTINUED) investment in the Company and to assist eligible employees of the Company and its eligible subsidiaries to purchase common stock of the Company through payroll deductions at a discount. The ESPP permits full-time or part-time employees who customarily work at least 20 hours per week and five months a year to purchase shares of the Company's common stock at the lesser of 90% of the closing stock price on the first or last day of the offering period.

    For the offering period ended December 31, 2000, 132,793 shares were issued in January 2001, at a share price of $10.7438. For the offering period ended June 30, 2001, 182,106 shares were issued in July 2001, at a share price of $6.111 and for the offering period ended December 31, 2001, 207,044 shares were issued in January 2002, at a share price of $3.915. For the offering period ended June 30, 2002, 573,986 shares were issued in July 2002, at a share price of $1.098 and for the offering period ended December 31, 2002, 365,207 shares were issued in January 2003, at a share price of $1.206.

22. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. Total rent expense under operating leases was $41,953, $49,388 and $41,310 for the years ended December 31, 2002, 2001 and 2000, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases primarily relate to real estate and equipment. The following annual rental commitments includes an aggregate of $138,656 which has been reserved for as part of the provision for severance, closures and restructuring related costs (see Note 18) and is included in accrued expenses and other in the accompanying December 31, 2002 consolidated balance sheet at its net present value and net of related sublease income. Minimum rental commitments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2003..................................................        $ 39,423
2004..................................................          36,788
2005..................................................          33,127
2006..................................................          29,130
2007..................................................          26,138
Thereafter............................................          47,732
                                                              --------
                                                              $212,338
                                                              ========

    Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2003..................................................        $ 5,294
2004..................................................          4,647
2005..................................................          2,753
2006..................................................          2,707
2007..................................................          2,668
Thereafter............................................         15,988
                                                              -------
                                                               34,057
Less: Amount representing interest (at rates ranging
  from 4.4% to 12.7%).................................          9,243
                                                              -------
Present value of net minimum lease payments...........         24,814
Less: Current portion.................................          3,623
                                                              -------
Long-term obligations (included in long-term debt)....        $21,191
                                                              =======

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CONTINGENCIES. The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

    During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA, on the one hand, and Octagon Marketing and Athlete
Representation, Inc., on the other hand, with each party owning 50%. To date, the Company has contributed $2,803 in cash to this venture. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting
Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The LLC satisfied all of its payment obligations due to NBC in 2002. The maximum amount for which PRIMEDIA could be liable in 2003 is $2,200. As this liability is contingent on the LLC's failure to pay and the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying consolidated balance sheet as of December 31, 2002; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's consolidated financial statements. The Company's investment in the LLC ($1,526) is reflected as a component of other investments on the accompanying consolidated balance sheet at December 31, 2002. The Company's share of the LLC's losses ($1,277) is reflected as a component of other, net on the accompanying statements of consolidated operations for the year ended December 31, 2002.

    At December 31, 2002, the Company had $19,388 aggregate face amount of letters of credit outstanding (see Note 11).

    As of and for the year ended December 31, 2002, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

23. RELATED PARTY TRANSACTIONS

    The Company and the KKR 1996 Fund completed the financing transactions described in Note 3. In addition, during each of the years ended December 31, 2002, 2001 and 2000, the Company incurred and paid administrative and other fees to KKR, an affiliated party, of $1,000. For the years ended December 31, 2002, 2001 and 2000, $250, $750 and $250, respectively, of these fees were capitalized as acquisition and financing costs. During the years ended December 31, 2002, 2001 and 2000, the Company paid directors' fees to certain partners of KKR aggregating $206, $220 and $206, respectively. In February 2003, $186 of director fees were paid to Michael Tokarz, a former director of the Company, in the form of 29,284 shares of the Company's common stock as he was permitted to defer the payment of his fees and receive them in the form of common stock pursuant to the Directors' Deferred Compensation Plan.

    During 2000, a partnership affiliated with KKR purchased shares of About on the open market. These shares converted to shares of the Company at the merger completion date.

    On July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. See Note 14 for additional information regarding the terms of the option grant, the services provided by Capstone and the Company's relationship with Capstone.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                             FIRST          SECOND         THIRD          FOURTH
                                            QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                          ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2002
Sales, Net..............................  $    388,929   $    400,836   $    385,272   $    412,527   $  1,587,564
Operating income (loss).................       (23,232)         7,249          8,408       (113,526)      (121,101)
Loss from continuing operations.........      (122,733)       (40,198)       (15,857)      (147,400)      (326,188)
Discontinued operations.................         5,050          5,802         29,910         74,511        115,273
Cumulative effect of a change in
  accounting principle..................      (388,508)            --             --             --       (388,508)
Net income (loss).......................      (506,506)       (34,396)        14,368        (72,889)      (599,423)
Preferred stock dividends and related
  accretion, net........................       (19,430)         3,478        (17,193)       (14,511)       (47,656)
Loss applicable to common
  shareholders..........................  $   (525,936)  $    (30,918)  $     (2,825)  $    (87,400)  $   (647,079)
Per common share
  Loss from continuing operations.......  $      (0.58)  $      (0.14)  $      (0.13)  $      (0.63)  $      (1.47)
  Discontinued operations...............          0.02           0.02           0.12           0.29           0.45
  Cumulative effect of a change in
    accounting principle................         (1.60)            --             --             --          (1.53)
                                          ------------   ------------   ------------   ------------   ------------
Basic and diluted loss applicable to
  common shareholders...................  $      (2.16)  $      (0.12)  $      (0.01)  $      (0.34)  $      (2.55)
                                          ============   ============   ============   ============   ============
Basic and diluted common shares
  outstanding...........................   243,184,081    255,514,428    257,961,560    258,181,600    253,710,417

                                             FIRST          SECOND         THIRD          FOURTH
                                            QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                          ------------   ------------   ------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2001
Sales, Net..............................  $    390,697   $    396,216   $    381,868   $    409,576   $  1,578,357
Operating loss..........................       (29,539)       (69,432)      (172,124)      (409,607)      (680,702)
Loss from continuing operations.........       (86,400)      (146,622)      (271,509)      (610,152)    (1,114,683)
Discontinued operations.................           592          6,942         (6,360)         1,868          3,042
Net loss................................       (85,808)      (139,680)      (277,869)      (608,284)    (1,111,641)
Preferred stock dividends and related
  accretion, net........................       (13,674)       (13,673)       (14,948)       (19,941)       (62,236)
Loss applicable to common
  shareholders..........................  $    (99,482)  $   (153,353)  $   (292,817)  $   (628,225)  $ (1,173,877)
Per common share
  Loss from continuing operations.......  $      (0.55)  $      (0.75)  $      (1.26)  $      (2.61)  $      (5.44)
  Discontinued operations...............          0.01           0.03          (0.03)          0.01           0.02
                                          ------------   ------------   ------------   ------------   ------------
Basic and diluted loss applicable to
  common shareholders...................  $      (0.54)  $      (0.72)  $      (1.29)  $      (2.60)  $      (5.42)
                                          ============   ============   ============   ============   ============
Basic and diluted common shares
  outstanding...........................   183,027,919    213,515,036    227,640,526    241,942,518    216,531,500

    In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, except as described below, considered necessary for a fair presentation have been included on a quarterly basis.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

24. UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)

    During the first quarter of 2002, the Company recorded non-cash compensation and non-recurring charges of $5,685, provision for severance, closures and restructuring related costs of $10,531, gain on the sale of businesses and other, net of $555, provision for the impairment of investments of $3,459, deferred income tax expense of $58,000 and an impairment of its goodwill and trademarks of $388,508 as a cumulative effect of a change in accounting principle in connection with the Company's adoption of SFAS 142. During the second quarter of 2002, the Company recorded non-cash compensation and non-recurring charges of $2,061, provision for severance, closures and restructuring related costs of $14,562, loss on the sale of businesses and other, net of $2,686, provision for impairment of investments of $4,098 and deferred income tax expense of $6,500. During the third quarter of 2002, the Company recorded non-cash compensation and non-recurring charges of $2,866, provision for severance, closures and restructuring related costs of $2,158, gain on the sale of businesses and other, net of $290, provision for impairment of investments of $8,140, a provision for impairment related to certain long-lived assets of $15,199 in connection with SFAS 144 and a deferred income tax benefit of $19,000. During the fourth quarter of 2002, the Company recorded non-cash compensation and non-recurring charges of $5,053, provision for severance, closures and restructuring related costs of $24,663, loss on the sale of businesses and other, net of $5,406, a provision for impairment of investments of $3,534, a provision for impairment of goodwill and trademarks of $98,046 related to SFAS 142, a provision for impairment of certain long-lived assets of $45,299 related to SFAS 144 and deferred income tax expense of $4,000. All of these items, with the exception of the provision for the impairment of investments, income tax expense and cumulative effect of a change in accounting principle are included in operating loss.

    During the first quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $2,560, provision for severance, closures and restructuring related costs of $6,487, gain on the sale of businesses and other, net of $527 and provision for impairment of investments of $3,248. During the second quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $10,168, provision for severance, closures and restructuring related costs of $6,015, loss on the sale of businesses and other, net of $24 and provision for impairment of investments of $27,559. During the third quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of $47,440, provision for severance, closures and restructuring related costs of $15,633, loss on the sale of businesses and other, net of $70 and provision for impairment of investments of $57,684. In addition, during the third quarter of 2001, the Company recorded $47,460 of impairments to write-down certain long-lived assets, primarily the excess of purchase price over net assets acquired and other intangible assets. These impairments are included as a component of amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations. During the fourth quarter of 2001, the Company recorded non-cash compensation and non-recurring charges of ($1,987), provision for severance, closures and restructuring related costs of $15,785, gain on the sale of businesses and other, net of $56,800 primarily attributable to the sale of Bacons, provision for impairment of investments of $18,021 and deferred income tax expense of $135,000. In addition, during the fourth quarter of 2001, the Company recorded $397,239 of impairments to write down certain long-lived assets, primarily the excess of purchase price over net assets acquired and other intangible assets. These impairments are included as a component of amortization of intangible assets, excess of purchase price over net assets acquired and other on the accompanying statement of consolidated operations. All of these items, with the exception of the provision for the impairment of investments and income tax expense, are included in operating income (loss).

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION

    Upon adoption of SFAS 144, prior year results have been reclassified to reflect the results of the Modern Bride Group, Exitinfo, Chicago, Horticulture, Doll Reader, the American Baby Group and IN New York as discontinued operations for the years prior to their respective divestiture dates. In addition, the Company adopted EITF 00-25 and 01-9 which resulted in a net reclassification of product placement costs previously recorded as operating expenses to reductions of sales from such activities.

    The Company's operations have been classified into two business segments: consumer and business-to-business. The Company's consumer segment produces and distributes magazines, guides, videos and internet products for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases, vocational training materials and internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker and the remainder of the executive team to make decisions about resources to be allocated to the segment and assess its performance. The information presented below includes certain allocations and intracompany and intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intracompany and intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These transactions, which represent transactions between operating units within the same business segment or transactions between operating units in different business segments, are eliminated in consolidation. Intracompany eliminations were $104,271, $61,621 and $44,696 for the years ended December 31, 2002, 2001 and 2000, respectively. Intercompany eliminations were $6,106, $3,830 and $1,616 for the years ended December 31, 2002, 2001 and 2000, respectively.

    The Non-Core Businesses include: QWIZ, Inc. (divested in April 2001), Bacon's (divested in November 2001) and certain titles of The Business
Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or divested. In addition, during 2001, the Company has restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker and the remainder the executive team view these businesses separately when evaluating and making decisions regarding ongoing operations. In the ordinary course of business, corporate administrative costs of approximately $1,900, $9,900 and $9,600 were allocated to the Non-Core Businesses for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, the Company has reclassified certain product lines as Non-Core Businesses and in certain instances has reclassified prior periods accordingly. The Company believes that the amounts that have not been reclassified are not significant. Effective June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional costs been allocated to the Non-Core Businesses subsequent to June 30, 2002.

    Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                  2002         2001         2000
                                               ----------   ----------   ----------
SALES, NET:
  Consumer...................................  $1,326,698   $1,147,069   $  986,481
  Business-to-business.......................     357,752      423,204      473,589
  Intercompany and Intracompany
    Eliminations.............................    (110,377)     (65,451)     (46,312)
  Other:
    Non-Core Businesses......................      13,491       73,535      133,733
                                               ----------   ----------   ----------
      Total..................................  $1,587,564   $1,578,357   $1,547,491
                                               ==========   ==========   ==========

SEGMENT EBITDA(1):
  Consumer...................................  $  237,961   $  151,930   $  176,256
  Business-to-business(2)....................      44,834       68,897      114,076
  Other:
    Corporate................................     (32,710)     (32,308)     (33,974)
    Non-Core Businesses......................      (3,253)     (28,340)     (23,171)
                                               ----------   ----------   ----------
      Total..................................  $  246,832   $  160,179   $  233,187
                                               ==========   ==========   ==========
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Consumer...................................  $   49,206   $   46,666   $   25,504
  Business-to-business.......................      20,962       26,255       18,856
  Other:
    Corporate................................       2,679        2,109        1,947
    Non-Core Businesses......................         300        6,406        5,823
                                               ----------   ----------   ----------
      Total..................................  $   73,147   $   81,436   $   52,130
                                               ==========   ==========   ==========
TOTAL ASSETS:
  Consumer...................................  $1,484,346   $2,002,865   $1,402,577
  Business-to-business.......................     315,567      622,737      707,529
  Other:
    Corporate................................      35,707       75,171      405,128
    Non-Core Businesses......................          --       30,446      162,245
                                               ----------   ----------   ----------
      Total..................................  $1,835,620   $2,731,219   $2,677,479
                                               ==========   ==========   ==========

ADDITIONS TO PROPERTY, EQUIPMENT AND OTHER, NET:
  Consumer...................................  $   29,005   $   39,822   $   33,039
  Business-to-business.......................       5,830       12,358       23,348
  Other:
    Corporate................................       4,328        2,251        1,192
    Non-Core Businesses......................          --        6,309       20,000
                                               ----------   ----------   ----------
      Total..................................  $   39,163   $   60,740   $   77,579
                                               ==========   ==========   ==========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

25. BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of Segment EBITDA to operating income
(loss):

                                                2002        2001        2000
                                              ---------   ---------   ---------
Total Segment EBITDA (1)....................  $ 246,832   $ 160,179   $ 233,187
Depreciation of property and equipment
  (3).......................................    (73,147)    (81,436)    (52,130)
Amortization of intangible assets, goodwill
  and other (3).............................   (219,960)   (706,040)   (119,086)
Non-cash compensation and non-recurring
  charges...................................    (15,665)    (58,181)    (35,210)
Provision for severance, closures and
  restructuring related costs...............    (51,914)    (43,920)    (20,798)
Other restructuring related costs included
  in general and administrative expenses
  (4).......................................         --      (8,537)         --
Gain (loss) on the sale of businesses and
  other, net................................     (7,247)     57,233      14,438
                                              ---------   ---------   ---------
Operating income (loss).....................  ($121,101)  ($680,702)  $  20,401
                                              =========   =========   =========

------------------------------

(1) Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges including non-cash compensation and non-recurring charges of $15,665, $58,181, and $35,210 for the years ended December 31, 2002, 2001 and 2000, respectively, a provision for severance, closures and restructuring related costs of $51,914, $43,920 and $20,798 for the years ended December 31, 2002, 2001 and 2000, respectively, and gain
    (loss) on sale of businesses and other, net of ($7,247), $57,233 and $14,438 for years ended December 31, 2002, 2001 and 2000, respectively. Segment EBITDA excludes $8,537 of additional restructuring related costs included in general and administrative expenses for year ended December 31, 2001. Segment EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their Segment EBITDA results. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2) Includes reversals of sales tax accruals that were no longer required of $1,321 and $4,000 for the years ended December 31, 2002 and 2001, respectively. Also includes a one-time insurance refund of $521 in 2002 related to the prior year.

(3) Depreciation includes an impairment of long-lived assets of $11,610 for the year ended December 31, 2002. Amortization includes a provision for the impairment of intangible assets, goodwill and other of $154,828 and $444,699 for the years ended December 31, 2002 and 2001 respectively.

(4) Includes certain integration costs primarily related to the About merger and other Company-wide integration efforts. These costs principally represent internal personnel costs associated with the consolidation of company-wide functions as well as fees paid to consultants related to the centralization of certain support functions and implementation of certain standardized technology.

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

   The information that follows presents condensed consolidating financial information as of December 31, 2002 and 2001 and for years ended December 31, 2002, 2001 and 2000 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as either guarantor or non-guarantor in 2001 have been reclassified in 2002.

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

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                                                   PRIMEDIA INC.
                                                                    GUARANTOR     NON-GUARANTOR                         AND
                                                  PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                 ---------------   ------------   --------------   ------------   ---------------
Sales, net.....................................           $584      $1,464,254       $233,103       ($110,377)       $1,587,564
Operating costs and expenses:
  Cost of goods sold...........................             --         379,163         99,580        (110,377)          368,366
  Marketing and selling........................             28         238,459         87,901              --           326,388
  Distribution, circulation and fulfillment....             --         198,346         70,994              --           269,340
  Editorial....................................             --         102,424         41,111              --           143,535
  Other general expenses.......................          2,369         143,481         56,356              --           202,206
  Corporate administrative expenses (excluding
    non-cash compensation).....................         21,202              --          9,695              --            30,897
  Depreciation of property and equipment.......          2,678          49,263         21,206              --            73,147
  Amortization of intangible assets, goodwill
    and other..................................            889         178,339         40,732              --           219,960
  Non-cash compensation and non-recurring
    charges....................................         11,624             991          3,050              --            15,665
  Provision for severance, closures and
    restructuring related costs................         34,889          12,195          4,830              --            51,914
  (Gain) loss on sale of businesses and other,
    net........................................         (1,430)         12,426         (3,749)             --             7,247
                                                 -------------     -----------    -----------      ----------     -------------
Operating income (loss)........................        (71,665)        149,167       (198,603)             --          (121,101)
Other income (expense):
  Provision for impairment of investments......        (14,252)             --         (4,979)             --           (19,231)
  Interest expense.............................       (136,519)         (3,170)        (1,200)             --          (140,889)
  Amortization of deferred financing costs.....           (786)         (3,475)           (24)             --            (4,285)
  Equity in losses of subsidiaries.............       (517,173)             --             --         517,173                --
  Intercompany management fees and interest....        183,161        (183,161)            --              --                --
  Other, net...................................          6,051           1,459         (1,836)             --             5,674
                                                 -------------     -----------    -----------      ----------     -------------
Loss from continuing operations before income
  taxes........................................       (551,183)        (39,180)      (206,642)        517,173          (279,832)
Income tax expense.............................        (48,240)          1,923            (39)             --           (46,356)
                                                 -------------     -----------    -----------      ----------     -------------
Loss from continuing operations................       (599,423)        (37,257)      (206,681)        517,173          (326,188)
Discontinued operations........................             --         110,879          4,394              --           115,273
Cumulative effect of a change in accounting
  principle....................................             --        (367,927)       (20,581)             --          (388,508)
                                                 -------------     -----------    -----------      ----------     -------------
Net loss.......................................      ($599,423)      ($294,305)     ($222,868)       $517,173         ($599,423)
                                                 =============     ===========    ===========      ==========     =============

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                                          PRIMEDIA INC.
                                                             GUARANTOR     NON-GUARANTOR                       AND
                                           PRIMEDIA INC.    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                           --------------   ------------   -------------   ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents..............        $4,700         $12,857            $996            $--         $18,553
  Accounts receivable, net...............           622         197,476          21,079             --         219,177
  Intercompany receivables...............     1,542,122         655,911         (37,955)    (2,160,078)             --
  Inventories, net.......................            --          23,460             861             --          24,321
  Prepaid expenses and other.............         5,979          29,982           6,659             --          42,620
                                           ------------     -----------    ------------    -----------    ------------
    Total current assets.................     1,553,423         919,686          (8,360)    (2,160,078)        304,671

Property and equipment, net..............        10,578          81,274          36,098             --         127,950
Investment in and advances to
  subsidiaries...........................       582,781              --              --       (582,781)             --
Other intangible assets, net.............            --         341,276           9,745             --         351,021
Goodwill, net............................        (6,076)        934,812          43,803             --         972,539
Other investments........................        19,392           1,876              --             --          21,268
Other non-current assets.................           162          52,520           5,422             67          58,171
                                           ------------     -----------    ------------    -----------    ------------
                                             $2,160,260      $2,331,444         $86,708    ($2,742,792)     $1,835,620
                                           ============     ===========    ============    ===========    ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable.......................        $8,591         $84,617         $16,703            $--        $109,911
  Intercompany payables..................       825,616         889,613         444,782     (2,160,011)             --
  Accrued interest payable...............        25,835              --              --             --          25,835
  Accrued expenses and other.............        94,669         110,706          19,048             --         224,423
  Deferred revenues......................         2,067         166,782          16,272             --         185,121
  Current maturities of long-term debt...         4,163           3,498              --             --           7,661
                                           ------------     -----------    ------------    -----------    ------------
    Total current liabilities............       960,941       1,255,216         496,805     (2,160,011)        552,951
                                           ------------     -----------    ------------    -----------    ------------
Long-term debt...........................     1,706,743          20,934              --             --       1,727,677
                                           ------------     -----------    ------------    -----------    ------------
Intercompany notes payable...............            --       2,365,640         764,384     (3,130,024)             --
                                           ------------     -----------    ------------    -----------    ------------
Deferred revenues........................            --          41,466              --             --          41,466
                                           ------------     -----------    ------------    -----------    ------------
Deferred income taxes....................        49,500              --              --             --          49,500
                                           ------------     -----------    ------------    -----------    ------------
Other non-current liabilities............         2,409          20,577             373             --          23,359
                                           ------------     -----------    ------------    -----------    ------------
Exchangeable preferred stock.............       484,465              --              --             --         484,465
                                           ------------     -----------    ------------    -----------    ------------

Shareholders' deficiency:
  Series J convertible preferred stock...       145,351              --              --             --         145,351
  Common stock...........................         2,675              --              --             --           2,675
  Additional paid-in capital.............     2,336,091              --              --             --       2,336,091
  Accumulated deficit....................    (3,445,083)     (1,372,317)     (1,174,679)     2,546,996      (3,445,083)
  Accumulated other comprehensive loss...          (247)            (72)           (175)           247            (247)
  Unearned compensation..................        (4,730)             --              --             --          (4,730)
  Common stock in treasury, at cost......       (77,855)             --              --             --         (77,855)
                                           ------------     -----------    ------------    -----------    ------------
    Total shareholders' deficiency.......    (1,043,798)     (1,372,389)     (1,174,854)     2,547,243      (1,043,798)
                                           ------------     -----------    ------------    -----------    ------------
                                             $2,160,260      $2,331,444         $86,708    ($2,742,792)     $1,835,620
                                           ============     ===========    ============    ===========    ============

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................................      ($599,423)     ($294,305)      ($222,868)       $517,173         ($599,423)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.............          4,353        235,120          62,597              --           302,070
    Gain on sale of businesses and other,
      net.....................................         (1,430)       (94,531)         (8,241)             --          (104,202)
    Non-cash revenue related to
      assets-for-equity transactions..........             --         (4,547)         (3,023)             --            (7,570)
    Equity in losses of equity method
      investments.............................          4,561          1,585              --              --             6,146
    Accretion of discount on acquisition
      obligation and other....................          1,371          1,220              --              --             2,591
    Non-cash compensation and non-recurring
      charges.................................         14,385            990           3,206              --            18,581
    Cumulative effect of a change in
      accounting principle....................             --        367,927          20,581              --           388,508
    Provision for impairment of investments...         14,252             --           4,979              --            19,231
    Equity in losses of subsidiaries..........        517,173             --              --        (517,173)               --
    Intercompany (income) expense.............       (183,161)       183,161              --              --                --
    Deferred income taxes.....................         49,500             --              --              --            49,500
    Other, net................................         (8,679)        (1,487)          1,127              --            (9,039)
  Changes in operating assets and liabilities
    (Increase) decrease in:
    Accounts receivable, net..................         (1,272)        38,785           5,649              --            43,162
    Inventories, net..........................             --          8,047             779              --             8,826
    Prepaid expenses and other................          4,963          4,663           1,884              --            11,510
  Increase (decrease) in:
    Accounts payable..........................          6,097        (34,287)         (5,640)             --           (33,830)
    Accrued interest payable..................         (5,836)            --              --              --            (5,836)
    Accrued expenses and other................         23,912         (9,251)        (27,918)             --           (13,257)
    Deferred revenues.........................        (40,285)        (8,448)         32,086              --           (16,647)
    Other non-current liabilities.............         (2,410)        (4,818)         (2,812)             --           (10,040)
                                                -------------     ----------     -----------      ----------     -------------
      Net cash provided by (used in) operating
        activities............................       (201,929)       389,824        (137,614)             --            50,281
                                                -------------     ----------     -----------      ----------     -------------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)
                         PRIMEDIA INC. AND SUBSIDIARIES
               CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
INVESTING ACTIVITIES:
  Additions to property, equipment and other,
    net.......................................    $    (8,610)     $  (17,712)     $ (12,841)       $     --       $   (39,163)
  Proceeds from sales of businesses and other,
    net.......................................            420         236,980          4,464              --           241,864
  Payments for businesses acquired, net of
    cash acquired.............................             --          (3,544)          (425)             --            (3,969)
  Payments for other investments..............           (954)         (2,995)            --              --            (3,949)
                                                  -----------      ----------      ---------        --------       -----------
      Net cash provided by (used in) investing
        activities............................         (9,144)        212,729         (8,802)             --           194,783
                                                  -----------      ----------      ---------        --------       -----------
FINANCING ACTIVITIES:
  Intercompany activity.......................        454,380        (598,720)       144,340              --                --
  Borrowings under credit agreements..........        501,765              --             --              --           501,765
  Repayments of borrowings under credit
    agreements................................       (644,909)             --             --              --          (644,909)
  Proceeds from issuances of common stock,
    net.......................................          1,435              --             --              --             1,435
  Payments for repurchases of senior notes....        (64,437)             --             --              --           (64,437)
  Dividends paid to preferred stock
    shareholders..............................        (49,806)             --             --              --           (49,806)
  Deferred financing costs paid...............           (108)             --             --              --              (108)
  Other.......................................            (25)         (4,233)           219              --            (4,039)
                                                  -----------      ----------      ---------        --------       -----------
      Net cash provided by (used in) financing
        activities............................        198,295        (602,953)       144,559              --          (260,099)
                                                  -----------      ----------      ---------        --------       -----------
Decrease in cash and cash equivalents.........        (12,778)           (400)        (1,857)             --           (15,035)
Cash and cash equivalents, beginning of
  period......................................         17,478          13,257          2,853              --            33,588
                                                  -----------      ----------      ---------        --------       -----------
Cash and cash equivalents, end of period......    $     4,700      $   12,857      $     996        $     --       $    18,553
                                                  ===========      ==========      =========        ========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)
                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
Sales, net....................................            $--      $1,364,514       $282,211        ($68,368)       $1,578,357
Operating costs and expenses:
  Cost of goods sold..........................             --         331,083        123,805         (68,157)          386,731
  Marketing and selling.......................             80         293,811        104,034              --           397,925
  Distribution, circulation and fulfillment...             --         164,232         79,691              --           243,923
  Editorial...................................             --         110,082         38,647              --           148,729
  Other general expenses......................            131         132,103         85,076              --           217,310
  Corporate administrative expenses (excluding
    non-cash compensation)....................         29,226           1,182          1,900            (211)           32,097
  Depreciation of property and equipment......          2,108          41,287         38,041              --            81,436
  Amortization of intangible assets, goodwill
    and other.................................            509         156,414        549,117              --           706,040
  Non-cash compensation and non-recurring
    charges...................................         30,199              --         27,982              --            58,181
  Provision for severance, closures and
    restructuring related costs...............         14,201           7,592         22,127              --            43,920
  Loss (gain) on sale of businesses and other,
    net.......................................         (9,218)        (48,848)           833              --           (57,233)
                                                -------------      ----------    -----------      ----------     -------------
Operating (loss) income.......................        (67,236)        175,576       (789,042)             --          (680,702)
Other income (expense):
  Provision for impairment of investments.....        (93,869)             --        (12,643)             --          (106,512)
  Interest expense............................       (142,223)         (3,335)          (402)             --          (145,960)
  Amortization of deferred financing costs....           (603)        (10,205)          (139)             --           (10,947)
  Equity in losses of subsidiaries............       (855,146)             --             --         855,146                --
  Intercompany management fees and interest...        215,896        (215,896)            --              --                --
  Other, net..................................        (34,005)         14,716        (16,273)             --           (35,562)
                                                -------------      ----------    -----------      ----------     -------------
Loss from continuing operations before income
  tax expense.................................       (977,186)        (39,144)      (818,499)        855,146          (979,683)
Income tax expense............................       (134,455)           (386)          (159)             --          (135,000)
                                                -------------      ----------    -----------      ----------     -------------
Loss from continuing operations...............     (1,111,641)        (39,530)      (818,658)        855,146        (1,114,683)
Discontinued operations.......................             --           6,344         (3,302)             --             3,042
                                                -------------      ----------    -----------      ----------     -------------
Net loss......................................    ($1,111,641)       ($33,186)     ($821,960)       $855,146       ($1,111,641)
                                                =============      ==========    ===========      ==========     =============

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)
                         PRIMEDIA INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                       PRIMEDIA INC.
                                                          GUARANTOR     NON-GUARANTOR                       AND
                                        PRIMEDIA INC.    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                        --------------   ------------   -------------   ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents...........   $    17,478     $    13,257      $   2,853             $--     $    33,588
  Accounts receivable, net............           991         241,106         32,819              --         274,916
  Intercompany receivables............       852,188         486,870         78,932      (1,417,990)             --
  Inventories, net....................            --          31,986          2,078              --          34,064
  Prepaid expenses and other..........         8,849          45,371         10,392              --          64,612
                                         -----------     -----------      ---------     -----------     -----------
    Total current assets..............       879,506         818,590        127,074      (1,417,990)        407,180

Property and equipment, net...........         6,590         109,909         53,735              --         170,234
Investment in and advances to
  subsidiaries........................     1,233,308              --             --      (1,233,308)             --
Other intangible assets, net..........         1,451         569,397         34,249              --         605,097
Goodwill, net.........................        (6,077)      1,331,633         99,074              --       1,424,630
Other investments.....................        39,777              --          6,216              --          45,993
Other non-current assets..............          (106)         76,491          1,700              --          78,085
                                         -----------     -----------      ---------     -----------     -----------
                                         $ 2,154,449     $ 2,906,020      $ 322,048     ($2,651,298)    $ 2,731,219
                                         ===========     ===========      =========     ===========     ===========

LIABILITIES AND SHAREHOLDERS'
  DEFICIENCY
Current liabilities:
  Accounts payable....................   $     2,510     $   115,122      $  17,870             $--     $   135,502
  Intercompany payables...............            --         986,891        431,099      (1,417,990)             --
  Accrued interest payable............        33,568              --             --              --          33,568
  Accrued expenses and other..........        70,458         111,228         51,671              --         233,357
  Deferred revenues...................        37,346         183,333         (3,144)             --         217,535
  Current maturities of long-term
    debt..............................         4,319           3,934             12              --           8,265
                                         -----------     -----------      ---------     -----------     -----------
    Total current liabilities.........       148,201       1,400,508        497,508      (1,417,990)        628,227
                                         -----------     -----------      ---------     -----------     -----------
Long-term debt........................     1,921,305          24,326             --              --       1,945,631
                                         -----------     -----------      ---------     -----------     -----------
Intercompany notes payable............            --       2,491,381        781,349      (3,272,730)             --
                                         -----------     -----------      ---------     -----------     -----------
Deferred revenues.....................         2,578          45,727            (77)             --          48,228
                                         -----------     -----------      ---------     -----------     -----------
Other non-current liabilities.........            --          25,464          1,304              --          26,768
                                         -----------     -----------      ---------     -----------     -----------
Exchangeable preferred stock..........       562,957              --             --              --         562,957
                                         -----------     -----------      ---------     -----------     -----------

Shareholders' deficiency:
  Series J convertible preferred
    stock.............................       122,015              --             --              --         122,015
  Common stock........................         2,509              --             --              --           2,509
  Additional paid-in capital..........     2,258,932              --             --              --       2,258,932
  Accumulated deficit.................    (2,772,201)     (1,081,036)      (957,817)      2,038,853      (2,772,201)
  Accumulated other comprehensive
    loss..............................        (2,122)           (350)          (219)            569          (2,122)
  Unearned compensation...............       (11,882)             --             --              --         (11,882)
  Common stock in treasury, at cost...       (77,843)             --             --              --         (77,843)
                                         -----------     -----------      ---------     -----------     -----------
    Total shareholders' deficiency....      (480,592)     (1,081,386)      (958,036)      2,039,422        (480,592)
                                         -----------     -----------      ---------     -----------     -----------
                                         $ 2,154,449     $ 2,906,020      $ 322,048     ($2,651,298)    $ 2,731,219
                                         ===========     ===========      =========     ===========     ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)
                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................................    ($1,111,641)      ($33,186)      ($821,960)      $ 855,146       ($1,111,641)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.............          3,220        216,051         587,697              --           806,968
    (Gain) loss on the sale of businesses and
      other, net..............................         (9,218)       (53,926)          5,911              --           (57,233)
    Non-cash revenue related to
      assets-for-equity transactions..........             --        (35,092)        (18,658)             --           (53,750)
    Equity in losses of equity method
      investments.............................         37,015            732           2,014              --            39,761
    Accretion of discount on acquisition
      obligation and other....................            660            997              --              --             1,657
    Non-cash compensation and non-recurring
      charges.................................         28,125             --           1,503              --            29,628
    Provision for impairment of investments...         93,869             --          12,643              --           106,512
    Equity in losses of subsidiaries..........        855,146             --              --        (855,146)               --
    Intercompany (income) expense.............       (215,896)       215,896              --              --                --
    Deferred income taxes.....................        135,000             --              --              --           135,000
    Other, net................................             --         (2,008)          8,874              --             6,866
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net..................           (921)        31,492          20,305              --            50,876
    Inventories, net..........................             --          4,125           5,678              --             9,803
    Prepaid expenses and other................        (35,531)         1,707          27,762              --            (6,062)
  Increase (decrease) in:
    Accounts payable..........................         (5,043)       (13,849)         (5,223)             --           (24,115)
    Accrued interest payable..................         14,746             48             (48)             --            14,746
    Accrued expenses and other................          4,620        (19,699)        (20,780)             --           (35,859)
    Deferred revenues.........................            (30)        (6,483)         (6,329)             --           (12,842)
    Other non-current liabilities.............            146        (25,818)         24,009              --            (1,663)
                                                -------------     ----------     -----------       ---------     -------------
      Net cash provided by (used in) operating
        activities............................       (205,733)       280,987        (176,602)             --          (101,348)
                                                -------------     ----------     -----------       ---------     -------------
INVESTING ACTIVITIES:
  Additions to property, equipment and other,
    net.......................................         (2,140)       (29,555)        (29,045)             --           (60,740)
  Proceeds from sales of businesses and
    other.....................................          6,557         82,871             985              --            90,413
  Payments for businesses acquired, net of
    cash acquired.............................         10,000       (543,930)        108,082              --          (425,848)
  Payments for other investments..............        (12,672)        (1,560)          3,350              --           (10,882)
                                                -------------     ----------     -----------       ---------     -------------
      Net cash provided by (used in) investing
        activities............................          1,745       (492,174)         83,372              --          (407,057)
                                                -------------     ----------     -----------       ---------     -------------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
               CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
FINANCING ACTIVITIES:
  Intercompany activity.......................    $  (328,583)     $ 233,591       $  94,992       $      --       $        --
  Borrowings under credit agreements..........      1,474,600             --              --              --         1,474,600
  Repayments of borrowings under credit
    agreements................................     (1,620,725)            --              --              --        (1,620,725)
  Proceeds from issuances of 8 7/8% Senior
    Notes, net of discount....................        492,685             --              --              --           492,685
  Payments of acquisition obligation..........         (3,310)        (5,523)             --              --            (8,833)
  Proceeds from issuances of common stock and
    Series K Convertible Preferred Stock,
    net.......................................        130,202             --              97              --           130,299
  Proceeds from issuance of Series J Preferred
    Stock, net................................        124,649             --              --              --           124,649
  Dividends paid to preferred stock
    shareholders..............................        (53,060)            --              --              --           (53,060)
  Deferred financing costs paid...............           (370)       (17,518)             --              --           (17,888)
  Other.......................................           (158)        (3,199)            (67)             --            (3,424)
                                                  -----------      ---------       ---------       ---------       -----------
      Net cash provided by financing
        activities............................        215,930        207,351          95,022              --           518,303
                                                  -----------      ---------       ---------       ---------       -----------
(Decrease) increase in cash and cash
  equivalents.................................         11,942         (3,836)          1,792              --             9,898
Cash and cash equivalents, beginning of
  year........................................          5,536         17,093           1,061              --            23,690
                                                  -----------      ---------       ---------       ---------       -----------
Cash and cash equivalents, end of year........    $    17,478      $  13,257       $   2,853       $      --       $    33,588
                                                  ===========      =========       =========       =========       ===========

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                   PRIMEDIA INC.
                                                                    GUARANTOR     NON-GUARANTOR                         AND
                                                  PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                 ---------------   ------------   --------------   ------------   ---------------
Sales, net.....................................           $--       $1,543,578        $54,492        ($50,579)      $1,547,491
Operating costs and expenses:
  Cost of goods sold...........................            --          356,120         57,511         (50,579)         363,052
  Marketing and selling........................            --          334,730         22,364              --          357,094
  Distribution, circulation and fulfillment....            --          205,174         19,119              --          224,293
  Editorial....................................            --          124,241          4,601              --          128,842
  Other general expenses.......................            --          166,900         40,149              --          207,049
  Corporate administrative expenses (excluding
    non-cash compensation).....................        33,023               --            951              --           33,974
  Depreciation of property and equipment.......         1,947           42,303          7,880              --           52,130
  Amortization of intangible assets, goodwill
    and other..................................           328          117,426          1,332              --          119,086
  Non-cash compensation and non-recurring
    charges....................................        27,810            7,400             --              --           35,210
  Provision for severance, closures and
    restructuring related costs................        14,372            6,281            145              --           20,798
  Gain on sales of businesses and other, net...        (5,669)          (5,906)        (2,863)             --          (14,438)
                                                 ------------       ----------    -----------      ----------     ------------
Operating income (loss)........................       (71,811)         188,909        (96,697)             --           20,401
Other expense:
  Provision for the impairment of
    investments................................      (177,344)              --        (11,182)             --         (188,526)
  Interest expense.............................      (138,060)          (5,650)          (278)             --         (143,988)
  Amortization of deferred financing costs.....            --           (3,836)            --              --           (3,836)
  Equity in losses of subsidiaries.............      (134,536)              --             --         134,536               --
  Intercompany management fees and interest....       224,988         (224,988)            --              --               --
  Other, net...................................        (8,863)           6,135           (382)             --           (3,110)
                                                 ------------       ----------    -----------      ----------     ------------
Loss from continuing operations before income
  tax expense..................................      (305,626)         (39,430)      (108,539)        134,536         (319,059)
Income tax expense.............................       (41,200)              --             --              --          (41,200)
                                                 ------------       ----------    -----------      ----------     ------------
Loss from continuing operations................      (346,826)         (39,430)      (108,539)        134,536         (360,259)
Discontinued operations........................            --           13,833           (400)             --           13,433
                                                 ------------       ----------    -----------      ----------     ------------
Net loss.......................................     ($346,826)        ($25,597)     ($108,939)       $134,536        ($346,826)
                                                 ============       ==========    ===========      ==========     ============

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                  PRIMEDIA INC.
                                                                   GUARANTOR     NON-GUARANTOR                         AND
                                                 PRIMEDIA INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                                ---------------   ------------   --------------   ------------   ---------------
OPERATING ACTIVITIES:
  Net loss....................................     ($346,826)       ($25,597)      ($108,939)      $ 134,536        ($346,826)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.............         2,275         173,284           9,552              --          185,111
    Gain on the sale of businesses and other,
      net.....................................        (5,669)         (5,906)         (2,863)             --          (14,438)
    Non-cash revenue related to
      assets-for-equity transactions..........            --         (39,395)         (7,411)             --          (46,806)
    Equity in losses of equity method
      investments.............................         8,257           1,880              --              --           10,137
    Accretion of discount on acquisition
      obligation and other....................           841           3,097              --              --            3,938
    Non-cash compensation and non-recurring
      charges.................................        27,810           7,400              --              --           35,210
    Provision for impairment of investments...       177,344              --          11,182              --          188,526
    Equity in losses of subsidiaries..........       134,536              --              --        (134,536)              --
    Intercompany (income) expense.............      (224,988)        224,988              --              --               --
    Deferred income taxes.....................        41,200              --              --              --           41,200
    Other, net................................           (32)           (234)           (311)             --             (577)
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable, net..................           (25)        (28,256)         (5,510)             --          (33,791)
    Inventories, net..........................            --           1,475           1,270              --            2,745
    Prepaid expenses and other................        (2,302)         (3,812)         (7,179)             --          (13,293)
  Increase (decrease) in:
    Accounts payable..........................         4,110          10,900           2,274              --           17,284
    Accrued interest payable..................          (557)             --              --              --             (557)
    Accrued expenses and other................        10,803           2,796           6,798              --           20,397
    Deferred revenues.........................            30          (6,250)          5,966              --             (254)
    Other non-current liabilities.............           (21)          4,539              22              --            4,540
                                                ------------      ----------       ---------       ---------        ---------
      Net cash provided by (used in) operating
        activities............................      (173,214)        320,909         (95,149)             --           52,546
                                                ------------      ----------       ---------       ---------        ---------
INVESTING ACTIVITIES:
  Additions to property, equipment and other,
    net.......................................        (1,189)        (43,895)        (32,495)             --          (77,579)
  Proceeds from sales of businesses and
    other.....................................            --         164,256           9,893              --          174,149
  Payments for businesses acquired, net of
    cash acquired.............................            --         (68,610)         (1,488)             --          (70,098)
  Payments for other investments..............       (66,664)         (1,935)        (12,517)             --          (81,116)
                                                ------------      ----------       ---------       ---------        ---------
      Net cash provided by (used in) investing
        activities............................       (67,853)         49,816         (36,607)             --          (54,644)
                                                ------------      ----------       ---------       ---------        ---------

                         PRIMEDIA INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT (CONTINUED)

                         PRIMEDIA INC. AND SUBSIDIARIES
               CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

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
                                                   =========       =========       =========       =========        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information as of March 28, 2003 regarding the Directors and executive officers of PRIMEDIA. All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified.

NAME                                     AGE                            POSITION(S)
----                                   --------   --------------------------------------------------------
Thomas S. Rogers.....................     48      Chairman of the Board and Chief Executive Officer and
                                                    Director

Charles G. McCurdy...................     47      President and Director

Beverly C. Chell.....................     60      Vice Chairman, General Counsel, Secretary and Director

Joseph Y. Bae........................     31      Director

David Bell...........................     59      Director

Meyer Feldberg.......................     61      Director

Perry Golkin.........................     49      Director

H. John Greeniaus....................     58      Director

Henry R. Kravis......................     59      Director

George R. Roberts....................     59      Director

Lawrence R. Rutkowski................     45      Executive Vice President and Chief Financial Officer

Michaelanne C. Discepolo.............     50      Executive Vice President, Human Resources

David G. Ferm........................     55      Executive Vice President; President and Chief Executive
                                                    Officer, PRIMEDIA Magazine and Media Group

Robert C. Metz.......................     50      Executive Vice President; Chief Executive Officer,
                                                  Consumer Guides Group

H. James Ritts III...................     49      Executive Vice President; President and Chief Executive
                                                    Officer, PRIMEDIA Television

Matthew A. Flynn.....................     45      Senior Vice President and Treasurer

Christopher F. Fraser................     40      Senior Vice President--Law

Robert J. Sforzo.....................     55      Senior Vice President and Controller

    Mr. Rogers is Chairman of the Board, Chief Executive Officer and a Director of PRIMEDIA. Mr. Rogers joined the Company in October 1999 and before that served as President of NBC Cable since 1988 and Executive Vice President of NBC since 1992. Mr. Rogers is also Chairman of the Executive Committee.

    Mr. McCurdy has held the position of President and a Director of PRIMEDIA for more than five years.

    Ms. Chell has held the position of Vice Chairman, General Counsel, Secretary and a Director of PRIMEDIA for more than five years.

    Mr. Bae became a Director in April 2002. Mr. Bae is a limited partner of KKR Associates and has been an executive of KKR since September 1996. Previously, he worked at Goldman Sachs & Co. from 1994 to 1996. He is also a director of The Boyd's Collection Ltd. and Shoppers Drug Mart. Mr. Bae serves on the Compensation and Executive Committees.

    Mr. Bell became a Director in May 2001. He has been the Chairman and Chief Executive Officer of the Interpublic Group of Companies since February 2003 and was the Vice Chairman of the Interpublic Group of Companies from July 2001 to January 2003 and the Chairman of the Board and Chief Executive Officer of True North Communications Inc. from 1999 through 2001. From 1994 through 1999, he was President and Chief Executive Officer of Bozell World Wide, a division of True North. Mr. Bell is a member of the Audit Committee.

    Professor Feldberg is Professor and Dean of the Columbia University Graduate School of Business and has been since 1989. He joined the Board in January 1997. He is also a director of UBS Funds, Federated Department Stores, Inc., Revlon, Inc., SAPPI, Ltd., and Select Medical Corporation. He is the Chairman of the Audit Committee and a member of the Special Compensation Committee.

    Mr. Golkin became a Director of PRIMEDIA in November 1991. He is a General Partner of KKR Associates and was a General Partner of KKR from January 1, 1995 until January 1, 1996 when he became a member of the limited liability company which serves as the general partner of KKR. He is also a director of Walter Industries, Inc. and Willis Group Holdings Limited. Mr. Golkin is a member of the Compensation and Executive Committees.

    Mr. Greeniaus has been President of G-Force, Inc. since 1998. He was Chairman and Chief Executive Officer of Nabisco, Inc. from 1993 through 1997. Mr. Greeniaus has been a Director of PRIMEDIA since June 1998. He is also a director of the Interpublic Group of Companies, Inc. He is a member of the Audit Committee and the Special Compensation Committee.

    Mr. Kravis became a Director of PRIMEDIA in November 1991. He is a Founding Partner of KKR and KKR Associates. Effective January 1, 1996, he became a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Alliance Imaging, Inc., Amphenol Corporation, Borden Chemical Inc., The Boyd's Collection Ltd., Evenflo Company, Inc., KinderCare Learning Centers, Inc., Sotheby's Holdings, Inc., and Willis Group Holdings Limited. Mr. Kravis is Chairman of the Compensation Committee and serves on the Executive Committee.

    Mr. Roberts became a Director of PRIMEDIA in March 1992. He is a Founding Partner of KKR and KKR Associates. Effective January 1, 1996, he became a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a director of Borden Chemical, Inc., The Boyd's Collection Ltd., DPL, Inc., KinderCare Learning Centers, Inc., Owens-Illinois, Inc., Safeway, Inc. and Willis Group Holdings Limited.

    Mr. Rutkowski has been Executive Vice President and Chief Financial Officer of PRIMEDIA since January 2000. Before joining the Company, Mr. Rutkowski was Senior Vice President and Chief Financial Officer of Business Development and Strategic Planning for NBC and prior to 1999 was Vice President, Corporate Finance and Controller at NBC since 1993.

    Ms. Discepolo has been Executive Vice President, Human Resources of PRIMEDIA since March 2001, Senior Vice President, Human Resources from December 1999 to March 2001 and Vice President, Human Resources from January 1993 to December 1999.

    Mr. Ferm has been Executive Vice President of the Company since
February 2000, President and Chief Executive Officer of the PRIMEDIA Magazine and Media Group since June 2002 and President and Chief Executive Officer of the PRIMEDIA Business-to-Business Group from February 2000 to May 2002. Before joining the Company, Mr. Ferm was President of McGraw Hill's Business Week Group and prior to 1999 was the publisher of BUSINESS WEEK.

    Mr. Metz has been Executive Vice President of the Company since May 2000 and Chief Executive Officer of the Consumer Guides Group for over five years.

    Mr. Ritts has been Executive Vice President of the Company since June 2002 and President and Chief Executive Officer of PRIMEDIA Television which includes Channel One Network, Films for the Humanities and Sciences, PRIMEDIA Digital Video and Gravity Games LLC since April 2000. Before joining the Company, Mr. Ritts served as Chief Executive Officer of the Digital Entertainment Network from March

1999 to March 2000 and Commissioner of the Ladies Professional Golf Association from 1996 to 1999. Before that, Mr. Ritts was a co-founder of Channel One.

    Mr. Flynn has been Senior Vice President and Treasurer since March 2001. Before joining the Company, Mr. Flynn was Managing Director for Banc of America Securities LLC, in the Media and Telecom Group.

    Mr. Fraser has been Senior Vice President--Law of PRIMEDIA since April 2002, Deputy General Counsel from December 1999 through May 2001 and Associate General Counsel from October 1994 through November 1999.

    Mr. Sforzo, a Senior Vice President of PRIMEDIA since December 1999, has been Vice President and Controller of PRIMEDIA since October 1998. Prior to that time, he was the Vice President of Internal Audit starting in June 1997.

    Messrs. Kravis and Roberts are first cousins.

    The business address of the above executive officers of the Company, with the exception of Messrs. Metz and Ritts, is the address of the principal executive office of PRIMEDIA. The business addresses of Messrs. Metz and Ritts are 3119 Campus Drive, Norcross, GA 30071 and 1440 Broadway, New York, New York 10018, respectively.

PRIMEDIA CODE OF BUSINESS CONDUCT AND ETHICS

    The Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the "Code") effective March 21, 2003. The Code applies to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions (the "Officers"). The Code addresses a variety of areas of professional and business conduct, including employment practices, conflicts of interest, compliance with laws and insider trading, marketing practices, antitrust and unfair competition, and relations with government agencies and outside organizations. A copy of the Code has been distributed to all employees of the Company and is also found on the Company's website at www.primedia.com under the caption "Company Overview--Code of Business Conduct and Ethics." The full text of the Code is also attached as an exhibit to this Annual Report. We intend to disclose future amendments to, or waivers from, certain provisions of the Code for Officers on our web site promptly following the date of such amendment or waiver.

    The Company has also established a toll-free hotline for employees to register concerns about the Company's accounting and auditing practices. The Company has informed all of the employees of the Company of the availability of the hotline and how to use it. The hotline is administered by an outside provider and reports of all calls will be provided directly to the Chairman of the Audit Committee. Employees who call the hotline have the option of registering their concerns anonymously.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers, and persons who own more than 10% of a registered class of its equity securities to file reports of ownership and reports of changes in ownership of such equity securities with the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that all of its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements, except that due to the recent changes in the law requiring expedited filings of Form 4 statements, Form 4 statements were inadvertently filed late by Perry Golkin and George Roberts in connection with the "crediting" of the Company's Common Stock to their accounts in lieu of their director's fees on September 30, 2002 and December 31, 2002. In addition, Mr. Feldberg was late in filing a Form 4 Statement required to be filed in connection with the purchase by Mr. Feldberg of 50,000 shares of the Company's Common Stock on June 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    The following table shows compensation paid for the fiscal years ended December 31, 2000 and 2001 and compensation payable for the fiscal year ended December 31, 2002 by the Company to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company in 2002 in all capacities in which they served:

                                                                            LONG-TERM COMPENSATION
                                                                    --------------------------------------
                                                                              AWARDS              PAYOUTS
                                            ANNUAL COMPENSATION     --------------------------   ---------
                                          -----------------------                   RESTRICTED   LONG-TERM      ALL OTHER
 NAME AND PRINCIPAL POSITION     YEAR       SALARY     BONUS (1)    STOCK OPTIONS     STOCK      PLAN (2)    COMPENSATION (3)
 ---------------------------   --------   ----------   ----------   -------------   ----------   ---------   ----------------
Thomas S. Rogers ............    2002     $1,290,000   $  660,000     3,000,000            --          --        $ 38,816
  Chairman of the Board and      2001      1,248,463           --            --            --          --          38,012
  Chief Executive Officer        2000      1,200,004    1,300,000            --            --          --          39,682

Charles G. McCurdy ..........    2002     $  699,998   $  320,000     2,000,000            --          --        $ 12,377
  President                      2001        699,998           --            --            --          --          21,063
                                 2000        679,803      419,783     1,000,000            --    $117,600         113,842

Beverly C. Chell ............    2002     $  699,998   $  320,000     1,100,000            --          --        $ 12,116
  Vice Chairman, General         2001        699,998           --            --            --          --          20,480
  Counsel and Secretary          2000        669,037      692,116            --            --    $117,600         110,300

David Ferm ..................    2002     $  685,577   $  336,386       100,000            --          --        $  5,001
  Executive Vice President;      2001        697,690           --        40,000            --          --           5,100
  President and CEO,             2000        557,306      348,166       250,000            --          --              --
  PRIMEDIA Magazine
  and Media Group

Robert Metz .................    2002     $  400,000   $  429,135            --            --          --        $  2,126
  Executive Vice President;      2001        399,525      412,186        95,000            --          --           7,081
  CEO, Consumer Guides Group     2000        374,998      555,851            --            --          --          11,271

--------------------------

(1) During the calendar year ended December 31, 2002, all executive officers participated in the Company's annual executive incentive and discretionary performance plans. Under these plans, cash awards are contingent and are based on various factors including earnings performance and cash flow of the Company (or in the case of Messrs. Metz and Ferm, earnings and cash flow of the operations they respectively manage) and the executive's individual performance during the calendar year in question as evaluated by the committee overseeing the Executive Incentive Plan.

(2) Payments made in 2000 were contingent on the attainment of cash flow targets pursuant to a Long-Term Incentive Compensation Plan. Ms. Chell and Mr. McCurdy are the only current employees of the Company who were eligible to participate in the Long-Term Incentive Compensation Plan. The Long-Term Incentive Compensation Plan was cancelled effective May 2000.

(3) Represents contributions made by the Company for the benefit of the executives to the PRIMEDIA Thrift & Retirement Plan, a defined contribution plan covering most of the Company's employees, and interest and contributions to the PRIMEDIA Restoration Plan, a deferred unfunded program restoring to employees the amount of the Company contribution to the PRIMEDIA Thrift & Retirement Plan which the Company was not permitted to contribute because of the compensation limit on contributions to qualified plans under the Internal Revenue Code. Commencing January 1, 2001, the Company suspended contribution accruals to the Restoration Plan but continues to accrue interest on existing balances, which amounts are reflected under "All Other Compensation." In addition, the amounts set forth in the table for Mr. Rogers include payments made by the Company for additional Life Insurance and Long Term Disability Insurance.

STOCK OPTION GRANTS IN LAST FISCAL YEAR (1)(2)

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED
                                            INDIVIDUAL GRANTS                      ANNUAL RATES OF
                           ----------------------------------------------------      STOCK PRICE
                            NUMBER OF    % OF TOTAL                                APPRECIATION FOR
                           SECURITIES     OPTIONS                                  TEN-YEAR OPTION
                           UNDERLYING    GRANTED TO     EXERCISE                       TERM (4)
                             OPTIONS    EMPLOYEES IN      PRICE     EXPIRATION   --------------------
NAME                       GRANTED (3)  FISCAL YEAR     PER SHARE      DATE        5%        10%
----                       -----------  ------------    ---------  ------------  ------  ------------
Thomas S. Rogers.........     900,000                    $4.0000     04/16/12     $ --    $1,208,790
                              900,000                     5.0000     04/16/12       --       308,790
                            1,200,000                     6.0000     04/16/12       --            --
                            ---------                                                     ----------
                            3,000,000       43.9%                                         $1,517,580

Charles G. McCurdy.......     600,000                    $4.0000     04/16/12     $ --    $  805,860
                              600,000                     5.0000     04/16/12       --       205,860
                              800,000                     6.0000     04/16/12       --            --
                            ---------                                                     ----------
                            2,000,000       29.2%                                         $1,011,720

Beverly C. Chell.........     330,000                    $4.0000     04/16/12     $ --    $  443,223
                              330,000                     5.0000     04/16/12       --       113,223
                              440,000                     6.0000     04/16/12       --            --
                            ---------                                                     ----------
                            1,100,000       16.1%                                         $  556,446

David G. Ferm............      30,000                    $4.0000     07/01/12     $ --    $   40,293
                               30,000                     5.0000     07/01/12       --        10,293
                               40,000                     6.0000     07/01/12       --            --
                            ---------                                                     ----------
                              100,000        1.5%                                         $   50,586

Increase in market value of PRIMEDIA Common Stock for all
stockholders at assumed annual rates of stock price                         5% (to                          10% (to
appreciation (as used in the table above) from $2.06 per                  $3.3555/share)                $11.2828/share)
share, over the ten-year period, based on approximately                   ----------                    --------------
284.6 million shares outstanding on December 31, 2002.                    $368,745,223                   $934,486,639

--------------------------

(1) The options have exercise prices of $4, $5 and $6. The $4 options vest in equal monthly installments over the first four years following the date of grant. The $5 options automatically vest in 2010 but may vest earlier if the Company's EBITDA (as defined in the agreement) from continuing businesses exceeds $300 million in 2003. The $6 options vest automatically in 2010 but may vest earlier if (as to 75% thereof) 2004 EBITDA is $340 million and (as to the remainder) 2005 EBITDA is $380 million. In the event an EBITDA acceleration target (as set forth above) is met, the underlying options will vest when the financial statements for the relevant year are finalized. EBITDA acceleration targets are subject to adjustment by the Board of Directors to reflect acquisitions, divestitures and other material items not contemplated when the acceleration targets were set.

(2) No Stock Appreciation Rights were granted to the named executive officers during 2002.

(3) The options described above are intended to be treated for federal income tax purposes as Incentive Stock Options under section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to the maximum extent permissible under the Code. If for any reason, all or any of these options cannot be treated as Incentive Stock Options under the Code, the part of these options that cannot be treated as Incentive Stock Options shall be valid and outstanding non-qualified stock options.

(4) Potential Realizable Value is based on the assumed annual growth rates for each of the grants shown over their ten-year option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES (1)

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                      OPTIONS AT                 THE-MONEY OPTIONS
                                                                    FISCAL YEAR-END            AT FISCAL YEAR-END(2)
                                                              ---------------------------   ---------------------------
NAME                                                          EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                                          -----------   -------------   -----------   -------------
Thomas S. Rogers............................................   4,418,754      3,581,246       $   --         $    --

Charles G. McCurdy..........................................   2,578,542      2,537,500       $   --         $    --

Beverly C. Chell............................................   1,818,359      1,064,125       $   --         $    --

David G. Ferm...............................................     114,375        275,625       $2,100         $ 6,300

Robert C. Metz..............................................     105,750         79,250       $4,988         $14,963

------------------------------

(1) No options were exercised by the named executive officers in 2002.

(2) The Company's stock price on December 31, 2002 was $2.06 per share.

COMPENSATION OF DIRECTORS

    Directors who are full-time employees of the Company receive no additional compensation for services as a director. In 2002, non-employee directors received an annual all inclusive fee of $55,000 for all services on the Board and all committees, except that in connection with serving on the Audit Committee of the Board, and in recognition of the additional duties and time commitments required of audit committee members, each of Messrs. Bell, Feldberg and Greeniaus received an additional $25,000. Consistent with the past practices of the Company, as part of director's compensation for non-management, non-KKR directors, on May 24, 2002, the Company granted Messrs. Bell, Feldberg and Greeniaus 50,000 options to purchase Common Stock of the Company at an exercise price of $2.02 per share under the Stock Option Plan.

    Pursuant to the Directors' Deferred Compensation Plan, a non-employee director may elect to defer all or part of the fee. Deferred amounts are "credited" to an unfunded cash account or Common Stock equivalent account, as selected by the director. Interest, at PRIMEDIA's average borrowing rate, is credited quarterly for bookkeeping purposes to a director's cash account. Subject to certain restrictions, a director is permitted to take distributions in cash from a cash account or in shares of Common Stock or cash equivalent equal to the then value of credited shares, at the Company's option, in whole or in part, from his account following retirement or termination of service. Two of the non-employee directors have elected to defer their fees in Common Stock equivalents.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consisted of Messrs. Kravis, Tokarz and Golkin in 2002, and upon Mr. Tokarz's resignation from the Board in May 2002, Mr. Bae became a member of the Compensation Committee. None of Messrs. Kravis, Tokarz, Bae or Golkin have been an officer or employee of the Company. Mr. Tokarz was through his resignation from the Board and each of Messrs. Kravis and Golkin are general partners of KKR Associates and members of KKR 1996 GP LLC, the general partners of the partnerships, which own as of February 28, 2003, approximately 63.89% of the outstanding Common Stock. As general partners of KKR Associates and members of KKR 1996 GP LLC, Messrs. Kravis and Golkin may be deemed to share beneficial ownership of the Common Stock beneficially owned by KKR Associates; however, they disclaim such beneficial ownership. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

EMPLOYMENT AGREEMENTS

    In September 1999, Mr. Rogers and the Company entered into an employment agreement expiring in December 2003 providing for an annual salary of $1,200,000, an annual target performance bonus of $800,000 and a potential annual discretionary bonus of up to $1,000,000 based on extraordinary performance. In May 2001, Mr. Rogers was granted a 7% increase in base salary which took effect in July 2001.

Under the agreement, Mr. Rogers was granted 1,300,000 shares of restricted stock and 5,000,000 stock options. Under the terms of Mr. Rogers' agreement, if his employment is terminated by reason of death or disability, he is entitled to receive (a) his base salary through the end of the month in which death occurs or in which disability benefits commence, as applicable, (b) his annual incentive bonus based on his annual target bonus for such year, and (c) vesting of outstanding unvested stock options and restricted stock. If Mr. Rogers' employment is terminated by the Company without cause or by Mr. Rogers following a Constructive Termination without Cause (as defined in the agreement), he is entitled to receive (a) his base salary through the date of termination,
(b) his base salary for a period of 24 months following such termination, (c) a prorated portion of his annual incentive bonus based on his annual target bonus for such year, (d) his annual incentive bonus for a period of 24 months following such termination based on his annual target bonus in the year the termination occurs, (e) vesting of outstanding unvested stock options and restricted stock, and (f) continued coverage in PRIMEDIA's health benefit plans for a period of time determined by the agreement. Mr. Rogers shall be entitled to (a) all of the entitlements set forth in the immediately preceding sentence if Mr. Rogers' agreement is not renewed by the Company except that any reference to 24 months shall be substituted with 12 months and (b) all of the rights and benefits set forth in the immediately preceding sentence and all other rights or benefits granted by the Company to Mr. Rogers, whether pursuant to this Agreement or otherwise, shall become vested, in the event of a Change of Control (as defined in the agreement) of the Company. If Mr. Rogers' employment is terminated by the Company with cause or Mr. Rogers voluntary terminates this employment (excluding any termination following a Constructive Termination without Cause), Mr. Rogers shall be entitled to (a) his base salary through the date of termination, and (b) exercise all vested options by the earlier of 45 days and the expiration date of such options and all unvested options and restricted stock shall be forfeited.

    In April 2001, Ms. Chell entered into an agreement with the Company providing for an annual salary of $700,000, an annual target performance bonus of $385,000, and an additional annual discretionary bonus of $700,000 based on performance of certain start-up business areas for the Company. In the event of a Change of Control (as defined by the agreement) or if Ms. Chell's employment is terminated by reason of retirement or any other termination at or after age 65, Ms. Chell shall be entitled to receive $200,000 annually for life. If
Ms. Chell's retirement occurs between the age of 60 and 65, the $200,000 annual payment shall be reduced by 7% for each year that payments commence prior to age 65, subject to adjustment in certain limited circumstances.

    In April 2002, Mr. McCurdy entered into a four-year employment agreement providing for an annual salary of $700,000, an annual target performance bonus of $385,000, and an additional discretionary bonus based on his performance in connection with the restructuring/reformation program. Under the terms of Mr. McCurdy's agreement, if his employment is terminated by reason of death or disability, he is entitled to receive (a) his base salary through the end of the month in which death occurs or in which disability benefits commence, as applicable, (b) his annual incentive bonus based on his annual target bonus for such year, and (c) vesting of outstanding unvested stock options granted prior to 2002. If Mr. McCurdy's employment is terminated by the Company without cause or by Mr. McCurdy following a Constructive Termination without Cause (as defined in the agreement), he is entitled to receive (a) his base salary through the date of termination, (b) his base salary for a period of 24 months following the date of termination, (c) a prorated portion of his annual incentive bonus based on his annual target bonus for such year, (d) his annual incentive bonus for a period of 24 months following such termination based on his annual target bonus in the year the termination occurs, (e) vesting of outstanding unvested stock options granted prior to 2002, and (f) continued coverage in PRIMEDIA's health benefit plans for a period of time determined by the agreement. Mr. McCurdy shall be entitled to (a) all of the entitlements set forth in the immediately preceding sentence except that any reference to 24 months shall be substituted with 12 months if Mr. McCurdy's agreement is not renewed by the Company and
(b) all of the rights and benefits set forth in the immediately preceding sentence and all other rights or benefits granted by the Company to Mr. McCurdy, whether pursuant to this Agreement or otherwise, shall become vested (excluding any stock options granted in 2002 or thereafter which shall be governed by the relevant stock option agreement), in the event of a Change of Control (as defined in the agreement) of the Company. If Mr. McCurdy's employment is terminated by the Company with cause or Mr. McCurdy voluntary terminates this employment (excluding any termination following a Constructive Termination without Cause), Mr. McCurdy shall be entitled to (a) his base salary through the date of termination, and (b) exercise all vested options by the earlier of 45 days and the expiration date of such options and all unvested options shall be forfeited.

    In March 2002, Mr. Ferm and the Company entered into an agreement extending his employment agreement through December 31, 2003. The agreement provides for a base salary of $750,000, an annual target performance bonus of $450,000 based on the performance of the PRIMEDIA Magazine and Media Group, of which Mr. Ferm is President and Chief Executive Officer. The agreement provides for the grant of stock options as described in the Executive Compensation Table. Under the terms of Mr. Ferm's agreement, if his employment is not renewed by the Company following its expiration or his employment is terminated by reason of death or disability or by Mr. Ferm voluntarily due to a material reduction of his duties, removal by the Company from his current position, relocation or a breach of the agreement by the Company, he is entitled to receive (a) his base salary through the date of termination, (b) his base salary for a period of 12 months from the date of termination, and (c) a prorated portion of his annual incentive bonus for the year in which such termination occurs. In the event of a Change of Control (as defined by the agreement), all unvested stock options granted pursuant to the agreement shall vest.

    In February 2002, a three-year compensation plan was established for Mr. Metz and three other senior executives in the Consumer Guides Group. Under this plan, Mr. Metz has target payouts of $100,000, $150,000 and $450,000 for 2002, 2003 and 2004, respectively. This plan replaced a prior plan (payments to Mr. Metz in 2001 and 2000 under this prior plan are reflected on the Executive Compensation Table). Payment of any amount is contingent on the Consumer Guides Group achieving certain financial targets.

    In 1999, Messrs. Rogers, McCurdy and Metz and Ms. Chell and in 2000, Mr. Ferm were granted stock options in some of the Company's subsidiaries generally known as the Internet entities. No information has been given about such options because such options have no value or liquidity. In March 2003, Messrs. Rogers and McCurdy and Ms. Chell waived and released all of the stock options granted to each of them in those Internet entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 15, 2003 by (i) each beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group:

                                                                NUMBER OF
                                                           SHARES BENEFICIALLY
NAME                                                            OWNED (1)        PERCENTAGE
----                                                       -------------------   ----------
KKR Associates (2)
  9 West 57th Street
  New York, New York 10019...............................      106,886,265          37.55%
KKR 1996 GP LLC (3)
  9 West 57th Street
  New York, New York 10019...............................       74,960,039          26.34%
Entities affiliated with Shapiro Capital Management
  Company, Inc. (4)
  3060 Peachtree Road
  Suite 1555 N.W.
  Atlanta, Georgia 30305.................................       16,665,926           6.45%
Joseph Y. Bae (2) (3)....................................               --              *
David Bell (7)...........................................           17,750              *
Beverly C. Chell (5).....................................        2,234,624              *
Meyer Feldberg (7).......................................          135,000              *
Perry Golkin (2) (3) (6).................................           65,835              *
H. John Greeniaus (7)....................................          145,000              *
Henry R. Kravis (2) (3)..................................               --              *
Charles G. McCurdy (5) (8)...............................        3,257,812           1.13%
George R. Roberts (2) (3) (6)............................           62,835              *
Thomas S. Rogers (5).....................................        6,756,388           2.33%
All directors and executive officers as a group (18
  persons)...............................................       13,611,623           4.62%

------------------------

*   Less than one percent

(1) For the purpose of this table, a person or group is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Shares of Common Stock shown as owned by KKR Associates are owned of record by MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P., and KKR Partners II, L.P., of which KKR Associates is the sole general partner and as to which it possessed sole voting and investment power. Messrs. Kravis, Roberts, and Golkin (directors of PRIMEDIA) and Paul E. Raether, Michael W. Michelson, James H. Greene, Edward A. Gilhuly and Scott M. Stuart, as the general partners of KKR Associates, may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates. Such persons disclaim beneficial ownership of such shares. Mr. Bae (a director of PRIMEDIA) is a limited partner of KKR Associates and an executive of KKR. He disclaims beneficial ownership of such shares.

(3) Of the shares shown as owned by KKR 1996 GP LLC, 49,190,039 shares are represented by shares of the Company's Common Stock, 7,870,000 shares are represented by warrants to purchase 7,870,000 shares of the Company's Common Stock which are currently exercisable by the holder and 17,900,000 shares are represented by 1,000,000 shares of Series J Convertible Preferred Stock which are convertible at the option of the holder into approximately 17,900,000 shares of the Company's Common Stock. The shares of Common Stock and Series J Convertible Preferred Stock and the warrants to purchase Common Stock shown as owned by KKR 1996 GP LLC are owned of record by

    KKR 1996 Fund L.P., of which KKR Associates 1996 L.P. is the sole general partner. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P. and possesses sole voting and investment power. Messrs. Kravis, Roberts and Golkin (directors of PRIMEDIA) and Paul E. Raether, Michael W. Michelson, James H. Greene, Edward A. Gilhuly, Scott M. Stuart, Todd Fisher, Johannes Huth, Alexander Navab and Neil Richardson are the members of KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares and warrants. Messrs. Kravis and Roberts constitute the Executive Committee of KKR 1996 GP LLC. Mr. Bae (a director of PRIMEDIA) is a limited partner of KKR Associates and an executive of KKR. He disclaims beneficial ownership of such shares and warrants.

(4) Information based upon Schedule 13G (the "Schedule 13G") filed on February 6, 2003 by Shapiro Capital Management, Inc. ("SCMI"), Samuel R. Shapiro ("Shapiro") and The Kaleidoscope Fund, LP ("Kaleidoscope"). According to the
    Schedule 13G, 15,999,126 shares are owned by SCMI as to which it has sole voting and dispositive power, 221,700 shares may be deemed to be beneficially owned by Shapiro as to which he has sole voting and dispositive power and 445,100 shares are owned by Kaleidoscope as to which it has sole voting and dispositive power.

(5) Of the shares shown as owned, 4,787,502, 2,816,042 and 1,838,984 shares, respectively, for Messrs. Rogers, McCurdy and Ms. Chell are in fact represented by options to purchase Common Stock which were either exercisable on February 15, 2003 or become exercisable within 60 days thereafter.

(6) Of the shares shown as owned, 62,835 and 62,835 shares, respectively, for Messrs. Golkin and Roberts are in fact represented by shares Messrs. Golkin and Roberts may be entitled to receive pursuant to the Directors' Deferred Compensation Plan. See Item 11 of this Form 10-K under the caption "Compensation of Directors" for a description of the Directors' Deferred Compensation Plan.

(7) Of the shares shown as owned, 6,250, 35,000 and 30,000 shares, respectively, for Messrs. Bell, Feldberg and Greeniaus are in fact represented by options to purchase Common Stock which were either exercisable on February 15, 2003 or become exercisable within 60 days thereafter.

(8) Includes 160,000 shares held in trust for his minor children.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information about shares of the Company's Common Stock that may be issued upon the exercise of options, warrants and other rights and other equity compensation under the Company's equity compensation plans as of December 31, 2002:

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                        FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION
                               ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING               PLANS
                                 OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND      (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS                RIGHTS             REFLECTED IN COLUMN (A))
PLAN CATEGORY                            (A)                          (B)                        (C)
-------------                 --------------------------   -------------------------   ------------------------
Equity Compensation Plans
  Approved By Security
  Holders...................          21,845,502                   $    8.28                  16,693,362(1)
Equity Compensation Plans
  Not Approved by Security
  Holders (2)(3)(4).........           2,677,000(5)                $    2.14                   3,710,850(6)
                                      ----------                                              ----------
Total.......................          24,522,502                                              20,404,212

------------------------

(1) Represents 13,154,498 shares of the Company's Common Stock which may be issued pursuant to future awards under the Stock Option Plan and 3,538,864 shares issuable pursuant to the ESPP.

(2) The number of shares issuable pursuant to the Directors' Deferred Compensation Plan described in Item 11 of this Form 10-K under the caption "Compensation of Directors" is not presently determinable.

(3) The table does not include information for the following equity compensation plans and options and other warrants and rights assumed by the Company in connection with mergers and acquisitions pursuant to which there remain outstanding options or other warrants or rights (collectively, the "Assumed Plans"): Amended and Restated 1999 Non-Officer Stock Option/Stock Issuance Plan of About.com, Inc.; Glowbug.com, Inc. 2000 Stock Option/Stock Issuance Plan; Sombasa Media Inc. 1999 Stock Option Plan; 1999 Stock Option Plan of Wiseads Interactive, Inc.; About.com, Inc. Second Amended and Restated 1998 Stock Option/Stock Issuance Plan; and North Sky, Inc. (formerly Direct Connect, Inc.) 1997 Stock Option Plan. A total of 6,346,379 shares of the Company's Common Stock may be purchased under the Assumed Plans, at a weighted average price of $10.84. No further grants may be made under any Assumed Plan.

(4) Excludes warrants to purchase 7,870,000 shares of the Company's Common Stock owned by KKR 1996 GP LLC. The warrants to purchase shares of the Company's Common Stock owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P., of which KKR Associates 1996 L.P. is the sole general partner. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., and possesses sole voting and investment power. Messrs. Kravis, Roberts and Golkin (directors of PRIMEDIA) and nine other individuals are the members of KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such warrants. Messrs. Kravis and Roberts constitute the Executive Committee of KKR 1996 GP LLC. Mr. Bae (a director of PRIMEDIA) is a limited partner of KKR Associates and an executive of KKR. He disclaims beneficial ownership of such warrants.

(5) Represents 1,800,000 options to purchase the Company's Common Stock issued to Capstone, a consultant of the Company, for services performed, and 877,000 options to purchase the Company's Common Stock issued to Bill Day pursuant to the PRIMEDIA Inc. 2001 Stock Incentive Plan (the "2001 Plan"). See Item 13 of this Form 10-K for a description of the stock options issued to Capstone.

(6) Represents 3,710,850 shares of the Company's Common Stock which may be issued pursuant to future awards under the 2001 Plan. In connection with the Company's acquisition of About, the Company established the 2001 Plan to provide certain key executives of About grants of stock options in the Company's Common Stock. The 2001 Plan permits the grant of stock options, Incentive Stock Options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants. The only outstanding incentive award under the 2001 Plan is the 877,000 options to purchase Common Stock granted to Mr. Day in 2001 and reflected in the table above. The Company has no present intention to issue any additional incentive awards under the 2001 Plan. The stock options that were granted pursuant to the 2001 Plan expire ten years from the date of grant, vest at a rate of 20% per year over a five-year period commencing on the effective date of the grant and have an exercise price of $2.85.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company financed its acquisition of EMAP in part by issuing
1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund (a limited partnership associated with KKR) for $125 million. The Company was required to issue to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's Common Stock at an exercise price of $7 per share, subject to adjustment contingent upon the length of time that the Series J Convertible Preferred Stock was outstanding. If the Series J Convertible Preferred Stock was outstanding for three, six, nine or twelve months from the date of issuance, KKR 1996 Fund was required to receive additional warrants to purchase 250,000, 1 million, 1.25 million and
1.5 million shares of the Company's Common Stock, respectively. Since the Series J Convertible Preferred Stock was outstanding for three, six, nine and twelve months from the date of issuance, in November 2001, February 2002, May 2002 and August 2002, the Company issued to KKR 1996 Fund warrants to purchase 250,000, 1 million, 1.25 million and 1.5 million shares of the

Company's Common Stock, respectively. The Company ascribed a value of $498,000, $2,160,000, $1,988,000 and $1,743,000 to these warrants using the Black Scholes pricing model. These warrants expire on the earlier of ten years from the date of issuance or a change in control.

    All of the above described financing transactions between the Company and KKR were reviewed by and recommended for approval by the Special Committee of the Board which retained its own counsel and investment banker to advise it as to the financing transactions.

    From time to time, KKR, which is an affiliate of KKR Associates, may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, KKR renders management, consulting, acquisition and financial services to the Company for an annual fee of $1 million payable quarterly in arrears. The Company believes that this fee is no less favorable than that which could be obtained for comparable services from unaffiliated third parties. Partners of KKR who also serve as directors of the Company do not receive additional compensation for service in such capacity, other than customary director's fees.

    On April 5, 2001, the Company sold the capital stock of QWIZ, Inc. and QWIZ
(UK) Limited to QWIZ Acquisition Corporation ("QWIZ Acquisition") in exchange for $7 million in cash plus preferred stock of QWIZ Acquisition having a liquidation value at such time of $3 million. On May 17, 2002, QWIZ Acquisition repurchased from the Company all of the preferred stock in QWIZ Acquisition held by the Company for a cash payment in the amount of $735,872. Mr. Tokarz, a former director of the Company, owns more than 10% of QWIZ Acquisition.

    See Item 11 of Part III, "Executive Compensation--Employment Agreements" for a description of the employment agreements between the Company and certain executive officers.

    In 2001, the Company retained Capstone to provide consulting services to the Company primarily to identify and advise on potential opportunities to reduce costs at the Company. In 2002, the Company paid Capstone $800,000 in cash for consulting services received. In addition, on July 26, 2002, the Company granted 1,800,000 options to purchase the Company's Common Stock to Capstone for services received. These options are fully vested as of the grant date, have a ten year life and an exercise price of $1.80 per share. The exercise price equals 200% of the share price on the grant date. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. Related non-cash compensation of $990,000 determined using the Black Scholes pricing model, was recorded for the year ended
December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are responsible for, and have established and maintained Disclosure Controls and Procedures, as well as evaluated the effectiveness of those controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date").

    In discharging these responsibilities, among other actions, the CEO and CFO have caused the Company to do the following:

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

    - On March 12, 2003, the Board of Directors adopted a Code of Business Conduct and Ethics (the "Code"). The Code applies to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code has been distributed to all employees of the Company and is also found on the Company's website under the caption "Company Overview--Code of Business Conduct and Ethics". A copy of the Code is also included as an exhibit to this Annual Report.

    - Established a toll-free hotline for employees to register concerns about the Company's accounting and auditing practices. The Company has informed all of the employees of the Company of the availability of the hotline and how to use it. The hotline is administered by an outside provider and reports of all calls will be provided directly to the Chairman of the Audit Commitee.

    Based upon the above policies and procedures that are in place within the Company, the CEO and CFO have concluded that (i) as of the Evaluation Date, the Disclosure Controls and Procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion, and (ii) there were no significant changes in our internal controls or, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
       FORM 8-K.

(a) Documents filed as part of this report:

    1. Index to Financial Statements
     See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

    2. Index to Financial Statement Schedules:

                                                                PAGE
                                                              --------
       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       PRIMEDIA Inc. and Subsidiaries
         For the Year Ended December 31, 2002...............    S-1
         For the Year Ended December 31, 2001...............    S-2
         For the Year Ended December 31, 2000...............    S-3
       Independent Auditors' Report on Schedule.............    S-4

    All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

    3. Exhibits.

      Refer to Exhibit Index on pages E-1 through E-6 which
is incorporated
      herein by reference...................................     E-1

(b) Reports on Form 8-K
   None.

(c) Exhibits
   Exhibits listed in Item 15(a)(3) are incorporated herein by reference

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         PRIMEDIA INC.

DATE: MARCH 31, 2003                                     By              /s/ BEVERLY C. CHELL
                                                              ...........................................
                                                                          (Beverly C. Chell)
                                                                      VICE CHAIRMAN AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

                    SIGNATURES                                TITLE                        DATE
---------------------------------------------------  ------------------------  ----------------------------
               /s/ THOMAS S. ROGERS                  Chairman, Chief
 ..................................................    Executive Officer and
                (Thomas S. Rogers)                     Director (Principal            March 31, 2003
                                                       Executive Officer)

              /s/ CHARLES G. MCCURDY                 President and Director
 ..................................................
               (Charles G. McCurdy)                                                   March 31, 2003

               /s/ BEVERLY C. CHELL                  Vice Chairman, Secretary
 ..................................................    and Director
                (Beverly C. Chell)                                                    March 31, 2003

                  /s/ DAVID BELL                     Director
 ..................................................
                   (David Bell)                                                       March 31, 2003

                /s/ MEYER FELDBERG                   Director
 ..................................................
                 (Meyer Feldberg)                                                     March 31, 2003

                 /s/ PERRY GOLKIN                    Director
 ..................................................
                  (Perry Golkin)                                                      March 31, 2003

               /s/ H. JOHN GREENIAUS                 Director
 ..................................................
                (H. John Greeniaus)                                                   March 31, 2003

                                                     Director
 ..................................................
                 (Henry R. Kravis)                                                    March 31, 2003

                                                     Director
 ..................................................
                (George R. Roberts)                                                   March 31, 2003

                  /s/ JOSEPH BAE                     Director
 ..................................................
                   (Joseph Bae)                                                       March 31, 2003

             /s/ LAWRENCE R. RUTKOWSKI               Executive Vice President
 ..................................................    and Principal
              (Lawrence R. Rutkowski)                  Financial Officer              March 31, 2003

               /s/ ROBERT J. SFORZO                  Senior Vice President
 ..................................................    and Principal
                (Robert J. Sforzo)                     Accounting Officer             March 31, 2003

                                 CERTIFICATIONS

    I, Thomas S. Rogers, certify that:

    1.  I have reviewed this annual report on Form 10-K of PRIMEDIA, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                     /s/ THOMAS S. ROGERS
                                                         ---------------------------------------------
                                                         Name: Thomas S. Rogers
                                                         Title: Chairman and Chief Executive Officer

                                 CERTIFICATIONS

    I, Lawrence R. Rutkowski, certify that:

    1.  I have reviewed this annual report on Form 10-K of PRIMEDIA Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                     /s/ LAWRENCE R. RUTKOWSKI
                                                         ---------------------------------------------
                                                         Name: Lawrence R. Rutkowski
                                                         Title: Executive Vice President and Chief
                                                         Financial Officer

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                           BALANCE AT   CHARGED TO    CHARGED TO                      BALANCE AT
                                          BEGINNING OF  COSTS AND       OTHER                           END OF
DESCRIPTION                                  PERIOD      EXPENSES      ACCOUNTS       DEDUCTIONS        PERIOD
-----------                               ------------  ----------    ----------      ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts............................   $   20,099    $15,383       $  3,888 (1)    $(19,569)(2)   $   17,629
                                                                         (2,172)(3)
  Allowance for returns and rebates.....   $    9,956    $10,632       $     --        $(11,160)(2)   $    9,428
Inventory
  Allowance for obsolescence............   $    1,643    $   408       $    813 (1)    $    (50)(2)   $    2,814
Accumulated amortization
  Goodwill..............................   $1,006,404    $98,477 (4)   $329,659 (5)    $     --       $1,379,147
                                                                        (55,393)(3)

  Other intangibles.....................   $  817,364    $53,893       $ 58,849 (5)    $ (2,462)(2)   $  924,976
                                                          52,392 (4)    (55,060)(3)

  Deferred financing costs..............   $    8,911    $ 4,285       $     --        $   (273)(2)   $   12,923

  Deferred wiring and
    installation costs..................   $   56,449    $11,239       $     --        $ (2,584)(2)   $   69,063
                                                           3,959 (4)

  Prepublication and programming
    costs...............................   $   35,196    $ 7,186       $     --        $   (159)(2)   $   42,223

  Direct-response advertising costs.....   $  116,700    $27,270       $(18,619)(3)    $(43,730)(2)   $   81,621

------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable, inventory and deferred financing costs and write-offs of fully amortized amounts.

(3) Deductions from related valuation account result principally from divestitures.

(4) Represents impairments including those under SFAS 142 and 144.

(5) Represents impairments related to the adoption of SFAS 142 which were recorded as a cumulative effect of a change in accounting principle.

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31, 2001
                               (DOLLARS IN THOUSANDS)

                                           BALANCE AT   CHARGED TO    CHARGED TO                       BALANCE AT
                                          BEGINNING OF  COSTS AND       OTHER                            END OF
DESCRIPTION                                  PERIOD      EXPENSES      ACCOUNTS        DEDUCTIONS        PERIOD
-----------                               ------------  ----------    ----------       ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts............................    $ 17,111     $ 13,014      $  4,142 (1)     $(14,010)(2)   $   20,099
                                                                       $   (158)(3)
  Allowance for returns and rebates.....    $ 13,166     $  4,798      $   (290)(3)     $ (7,718)(2)   $    9,956
Inventory
  Allowance for obsolescence............    $  3,186     $    669      $   (195)(3)     $ (2,017)(2)   $    1,643
Accumulated amortization
  Goodwill..............................    $441,676     $599,877(4)   $ (5,905)(3)     $(29,244)(2)   $1,006,404

  Other intangibles.....................    $765,224     $ 97,315(4)   $(32,534)(3)     $(12,641)(2)   $  817,364

  Deferred financing costs..............    $ 12,456     $  3,700      $     --         $ (7,245)(2)   $    8,911

  Deferred wiring and
    installation costs..................    $ 42,055     $ 16,380      $ (1,986)(3)     $     --       $   56,449

  Prepublication and programming
    costs...............................    $ 28,312     $  7,171      $   (287)(3)     $     --       $   35,196

  Direct-response advertising costs.....    $ 98,194     $ 26,624      $     --         $ (8,118)(2)   $  116,700

------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable, inventory and deferred financing costs and write-offs of fully amortized amounts.

(3) Deductions from related valuation account result principally from divestitures.

(4) Includes impairments of $444,699.

                                                                     SCHEDULE II

                         PRIMEDIA INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31, 2000
                               (DOLLARS IN THOUSANDS)

                                           BALANCE AT   CHARGED TO    CHARGED TO                        BALANCE AT
                                          BEGINNING OF  COSTS AND       OTHER                             END OF
DESCRIPTION                                  PERIOD      EXPENSES      ACCOUNTS         DEDUCTIONS        PERIOD
-----------                               ------------  ----------    ----------        ----------      ----------
Accounts receivable
  Allowance for doubtful
    accounts............................    $ 14,644     $ 16,311     $   2,416 (1)      $(16,080)(2)   $   17,111
                                                                      $    (180)(3)
  Allowance for returns and
    rebates.............................    $ 18,102     $ 23,989     $     (26)(3)      $(28,899)(2)   $   13,166
Inventory
  Allowance for obsolescence............    $  1,772     $  1,518     $     (57)(3)      $    (47)(2)   $    3,186

Accumulated amortization
  Goodwill..............................    $430,156     $ 34,060     $ (14,009)(3)      $ (8,531)(2)   $  441,676

  Other intangibles.....................    $759,443     $ 80,363     $ (62,815)(3)      $(11,767)(2)   $  765,224

  Deferred financing costs..............    $  9,840     $  3,836     $      --          $ (1,220)(2)   $   12,456

  Deferred wiring and
    installation costs..................    $ 30,078     $ 13,932     $  (1,955)(3)      $     --       $   42,055

  Prepublication and programming
    costs...............................    $ 17,386     $ 11,214     $    (288)(3)      $     --       $   28,312
  Direct-response advertising
    costs...............................    $ 86,341     $ 28,049     $    (324)(3)      $(15,872)(2)   $   98,194

------------------------
Notes:

(1) Increases in related valuation account result from the recovery of amounts previously written off.

(2) Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3) Deductions from related valuation account result principally from divestitures.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Shareholders and Board of Directors of PRIMEDIA Inc.
New York, New York:

    We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of consolidated operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 28, 2003 (March 5, 2003 as to Note 11) (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph referring to the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective
January 1, 2001 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002), such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2003
(March 5, 2003 as to Note 11)

                                 EXHIBIT INDEX

           2.1      --Agreement and Plan of Merger among PRIMEDIA Inc.,
                      Abracadabra Acquisition Corporation and About.com, Inc.
                      dated as of October 29, 2000. (18)

           2.2      --Stock Purchase Agreement date as of July 1, 2001 among
                      Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA
                      Inc. (23)

           3.1      --Certificate of Incorporation of K-III. (7)

           3.2      --Certificate of Amendment to Certificate of Incorporation
                      of K-III (changing name from K-III to PRIMEDIA Inc.) (14)

           3.3      --Certificate of Amendment to Certificate of Incorporation
                      of PRIMEDIA INC. (26)

           3.4      --Certificate of Designations of the Series D Preferred
                      Stock (11)

           3.5      --Certificate of Designations of the Series F Preferred
                      Stock (13)

           3.6      --Certificate of Designations of the Series H Preferred
                      Stock (15)

           3.7      --Certificate of Designations of the Series K Preferred
                      Stock (24)

           3.8      --Certificate of Designations of the Series J Preferred
                      Stock (24)

           3.9      --Amended and Restated By-laws of K-III. (7)

           3.10     --Certificate of Incorporation of Intertec Publishing
                      Corporation. (2)

           3.11     --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name to
                      PRIMEDIA Intertec Corporation) (16)

           3.12     --Certificate of Amendment to Certificate of Incorporation
                      of Intertec Publishing Corporation (changing name from
                      PRIMEDIA Intertec Corporation to Intertec Publishing
                      Corporation) (17)

           3.13     --Amended and Restated By-laws of Intertec Publishing
                      Corporation. (2)

           3.14     --Certificate of Amendment to Certificate of Incorporation
                      of PRIMEDIA Business Magazines & Media Inc. (changing name from Intertec Publishing Corporation) (24)

           3.15     --Certificate of Incorporation of Newbridge Communications,
                      Inc. (2)

           3.16     --Certificate of Amendment to Certificate of Incorporation
                      of Newbridge Communications, Inc. (changing name to Films for the Humanities and Sciences, Inc.) (14)

           3.17     --By-laws of Newbridge Communications, Inc. (2)

           3.18     --Certificate of Incorporation of K-III Directory
                      Corporation (1)

           3.19     --Certificate of Amendment to Certificate of Incorporation
                      of K-III Directory Corporation (changing name to PRIMEDIA
                      Information Inc.) (14)

           3.20     --By-laws of K-III Directory Corporation (1)

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

           3.30     --Certificate of Incorporation of Haas Publishing Companies,
                      Inc. (5)

           3.31     --By-laws of Haas Publishing Companies, Inc. (5)

           3.32     --Certificate of Incorporation of Channel One Communications
                      Corporation. (8)

           3.33     --By-laws of Channel One Communications Corporation. (8)

           3.34     --Certificate of Incorporation of PJS Publications, Inc. (8)

           3.35     --Certificate of Amendment to Certificate of Incorporation
                      of PJS Publications, Inc. (changing name to PRIMEDIA
                      Special Interest Publications Inc.) (14)

           3.36     --By-laws of PJS Publications, Inc. (8)

           3.37     --Certificate of Incorporation of Hacienda Productions, Inc.
                      (*)

           3.38     --By-laws of Hacienda Productions, Inc. (*)

           3.39     --Certificate of Incorporation of HPC Brazil, Inc. (*)

           3.40     --By-laws of HPC Brazil, Inc. (*)

           3.41     --Certificate of Incorporation of Liberty Productions, Inc.
                      (*)

           3.42     --By-laws of Liberty Productions, Inc. (*)

           3.43     --Certificate of Incorporation of Kagan Media Appraisals,
                      Inc. (*)

           3.44     --By-laws of Kagan Media Appraisals, Inc. (*)

           3.45     --Certificates of Incorporation of Kagan Seminars, Inc. (*)

           3.46     --By-laws of Kagan Seminars, Inc. (*)

           3.47     --Certificate of Incorporation of Kagan World Media, Inc.
                      (*)

           3.48     --By-laws of Kagan World Media, Inc. (*)

           3.49     --Certificate of Incorporation of Paul Kagan Associates,
                      Inc. (*)

           3.50     --By-laws of Paul Kagan Associates, Inc. (*)

           3.51     --Certificate of Incorporation of PRIMEDIA Finance Shares
                      Services Inc. (*)

           3.52     --By-laws of PRIMEDIA Finance Shares Services Inc. (*)

           3.53     --Certificate of Formation of PRIMEDIA Workplace Learning
                      LLC (*)

           3.54     --Limited Liability Company Agreement of PRIMEDIA Workplace
                      Learning LLC (*)

           3.55     --Certificate of Limited Partnership of PRIMEDIA Workplace
                      Learning LP (*)

           3.56     --Limited Partnership Agreement of PRIMEDIA Workplace
                      Learning LP (*)

           3.57     --Certificate of Incorporation of McMullen Argus Publishing,
                      Inc. (12)

           3.58     --By-laws of McMullen Argus Publishing, Inc. (12)

           3.59     --Certificate of Formation of Cover Concepts Marketing
                      Services, LLC (14)

           3.60     --Limited Liability Company Agreement of Cover Concepts
                      Marketing Services, LLC (14)

           3.61     --Certificate of Incorporation of CSK Publishing Company
                      Incorporated (14)

           3.62     --By-laws of CSK Publishing Company Incorporated (14)

           3.63     --Certificate of Incorporation of GO LO Entertainment,
                      Inc. (*)

           3.64     --By-laws of GO LO Entertainment, Inc. (*)

           3.65     --Certificate of Incorporation of IntelliChoice, Inc. (14)

           3.66     --By-laws of IntelliChoice, Inc. (14)

           3.67     --Certificate of Incorporation of Canoe & Kayak, Inc. (14)

           3.68     --By-laws of Canoe & Kayak, Inc. (14)

           3.69     --Certificate of Amendment to Certificate of Incorporation
                      of Cowles Enthusiast Media, Inc. (changing name to
                      PRIMEDIA Enthusiast Publications, Inc.) (16)

           3.70     --Certificate of Incorporation of Cowles Enthusiast Media,
                      Inc. (14)

           3.71     --By-laws of Cowles Enthusiast Media, Inc. (14)

           3.72     --Certificate of Incorporation of Cowles/Simba Information,
                      Inc. (14)

           3.73     --Certificate of Amendment to Certificate of Incorporation
                      of Cowles/Simba Information, Inc. (changing name to Simba
                      Information) (16)

           3.74     --By-laws of Cowles/Simba Information, Inc. (14)

           3.75     --Certificate of Incorporation of The Virtual Flyshop,
                      Inc. (14)

           3.76     --By-laws of The Virtual Flyshop, Inc. (14)

           3.77     --Certificate of Incorporation of PRIMEDIA Companies Inc.
                      (24)

           3.78     --By-Laws of PRIMEDIA Companies, Inc. (24)

           3.79     --Certificate of Incorporation of PRIMEDIA Leisure Group
                      Inc. (24)

           3.80     --By-Laws of PRIMEDIA Leisure Group Inc. (24)

           3.81     --Certificate of Incorporation of PRIMEDIA Specialty Group
                      Inc. (24)

           3.82     --By-Laws of PRIMEDIA Specialty Group Inc. (24)

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

           4.4      --Form of Class F Subordinated Debenture Indenture
                      (including form of debenture). (13)

           4.5      --Form of Class H Subordinated Debenture Indenture
                      (including form of debenture). (15)

           4.6      --7 5/8% Senior Note Indenture (including form of note and form of guarantee). (15)

           4.7      --8 7/8% Senior Note Indenture (including forms of note and guarantee). (22)

          10.1      --Credit Agreement dated as of June 20, 2001 with The Chase
                      Manhattan Bank, as administrative agent, Bank of America
                      N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (24)

          10.2      --Forms of Pledge Agreement, Subsidiary Guaranty and
                      Contribution Agreement (with respect to Exhibit 10.1).
                      (24)

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

          10.8      --Form of Common Stock Purchase Agreement between K-III and senior management. (2)

          10.9      --Form of Common Stock Purchase Agreement between K-III and various purchasers. (2)

          10.10     --Form of Securities Purchase Agreement between PRIMEDIA
                      Inc. and KKR 1996 Fund L.P. (16)

         +10.11     --Form of Non-Qualified Stock Option Agreement between K-III and various employees. (2)

         +10.12     --Form of Incentive and Performance Stock Option Agreement
                      under the PRIMEDIA Inc. Stock Purchase and Options Plan
                      (26)

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

          10.14     --Securities Purchase Agreement (Common) dated as of
                      August 24, 2001 between PRIMEDIA Inc. and KKR 1996 Fund
                      L.P. (24)

          10.15     --Securities Purchase Agreement (Preferred) dated as of
                      August 24, 2001 between PRIMEDIA Inc. and KKR 1996 Fund
                      L.P. (24)

          10.16     --Stock Option Agreement dated as of July 26, 2002 between
                      PRIMEDIA Inc. and Capstone Consulting LLC(*)

         +10.17     --Free Cash Flow Long-Term Plan. (1)

         +10.18     --Executive Incentive Compensation Plan. (8)

         +10.19     --Pension Plan. (1)

         +10.20     --1995 Restoration Plan. (8)

         +10.21     --Agreement, dated as of November 30, 1999, between PRIMEDIA
                      Inc. and William F. Reilly (17)

         +10.22     --Agreement, dated as of October 27, 1999, between PRIMEDIA
                      Inc. and Thomas S. Rogers and Amendment I dated as of
                      October 27, 1999 (17)

         +10.23     --Agreement, dated October 29, 2000, among PRIMEDIA Inc.,
                      About.com, Inc. and Scott Kurnit (18)

         +10.24     --Agreement dated December 2, 2000 between PRIMEDIA Inc. and
                      Larry Rutkowski. (23)

         +10.25     --Agreement dated February 25, 2000 between PRIMEDIA Inc.
                      and David Ferm. (23)

         +10.26     --Amendment dated as of June 20, 2002 and Amendment dated as of August 20, 2002 to Agreement dated February 25, 2000
                      between PRIMEDIA Inc. and David Ferm (*)

         +10.27     --Incentive and Performance Stock Option Agreement under the
                      1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as
                      amended, dated July 1, 2002 between PRIMEDIA Inc. and
                      David Ferm. (27)

         +10.28     --Agreement dated September 17, 2001 between PRIMEDIA Inc.
                      and Scott Kurnit (24)

         +10.29     --Option Extention Agreement dated April 7, 2001 between
                      PRIMEDIA Inc. and Beverly Chell (24)

         +10.30     --Agreement dated April 19, 2002 between PRIMEDIA Inc. and
                      Charles McCurdy (25)

         +10.31     --Agreement dated April 7, 2001 between PRIMEDIA Inc. and
                      Charles McCurdy (24)

         +10.32     --Stock Option Agreement dated December 3, 1999 between
                      PRIMEDIA Inc. and Thomas Rogers (24)

         +10.33     --Option Extention Agreement dated April 7, 2001 between
                      PRIMEDIA Inc. and Charles McCurdy (24)

         +10.34     --Agreement dated April 2, 2001 between PRIMEDIA Inc. and
                      Beverly Chell (24)

         +10.35     --Lock-Up Agreement dated as of October 29, 2000 between
                      PRIMEDIA Inc. and Scott Kurnit. (18)

         +10.36     --PRIMEDIA Inc. 2001 Stock Incentive Plan (19)

          14        --PRIMEDIA Code of Business Conduct and Ethics(*)

          21        --Subsidiaries of PRIMEDIA. (*)

          23        --Independent Auditors' Consent (*)

          99.1      --Certification pursuant to 18 U.S.C Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas S. Rogers. (*)

          99.2      --Certification pursuant to 18 U.S.C Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Lawrence R. Rutkowski. (*)

--------------------------

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

(4) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. File No. 1-11106.

(5) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-77520.

(6) Incorporated by reference to K-III Communications Corporation's Current Report on Form 8-K dated September 30, 1994.

(7) Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-96516.

(8) Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11106.

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

(20) Incorporated by reference to About.com, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-25525.

(21) Incorporated by reference to Exhibit 3.5 of About.com, Inc.'s Registration Statement on Form S-1, File No. 333-69881.

(22) Incorporated by reference to Exhibit 4.7 filed with PRIMEDIA Inc.'s Registration Statement Form S-4 (Registration No 333-67804).

(23) Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11106.

(24) Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-11106.

(25) Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-11106.

(26) Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-11106.

(27) Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-11106.

--------------------------

 + Executive contract or compensation plan or arrangement.

(*) Filed herewith.