Form 10-Q
period 2003-03-31
PRIMEDIA INC
filed 2003-05-15
CIK 884382

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        For Quarter Ended: March 31, 2003

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

                      745 Fifth Avenue, New York, New York
                    ----------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes      /X/        No / /

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of April 30, 2003: 259,286,092.

                                  PRIMEDIA Inc.

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I. FINANCIAL INFORMATION:

        ITEM 1.       Financial Statements

                      Condensed Consolidated Balance Sheets
                      as of March 31, 2003 (Unaudited) and
                      December 31, 2002                                                     2

                      Condensed Statements of Consolidated
                      Operations (Unaudited) for the three months
                      ended March 31, 2003 and 2002                                         3

                      Condensed Statements of Consolidated
                      Cash Flows (Unaudited) for the three months
                      ended March 31, 2003 and 2002                                         4

                      Notes to Condensed Consolidated
                      Financial Statements (Unaudited)                                      5-34

        ITEM 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         35-56

        ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk            57

        ITEM 4.       Controls and Procedures                                               58

PART II. OTHER INFORMATION:

        ITEM 2.       Changes in Securities and Use of Proceeds                             59

        ITEM 6.       Exhibits and Reports on Form 8-K                                      60


        Signatures                                                                          61

        Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                           62-65

        Exhibit Index                                                                       66

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2003                     December 31,
                                                                                     (Unaudited)                          2002
                                                                                    -------------                     -------------
                                                                                    (dollars in thousands, except per share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                      $      21,650                     $      18,553
     Accounts receivable, net                                                             218,464                           219,177
     Inventories, net                                                                      23,596                            24,321
     Prepaid expenses and other                                                            49,458                            42,620
                                                                                    -------------                     -------------
         Total current assets                                                             313,168                           304,671

Property and equipment, net                                                               122,124                           127,950
Other intangible assets, net                                                              341,815                           351,021
Goodwill, net                                                                             972,955                           972,539
Other investments                                                                          20,598                            21,268
Other non-current assets                                                                   56,838                            58,171
                                                                                    -------------                     -------------
                                                                                    $   1,827,498                     $   1,835,620
                                                                                    =============                     =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                               $      88,949                     $     109,911
     Accrued interest payable                                                              34,269                            25,835
     Accrued expenses and other                                                           214,382                           224,423
     Deferred revenues                                                                    191,345                           185,121
     Current maturities of long-term debt                                                   7,708                             7,661
                                                                                    -------------                     -------------
         Total current liabilities                                                        536,653                           552,951
                                                                                    -------------                     -------------

Long-term debt                                                                          1,764,687                         1,727,677
                                                                                    -------------                     -------------
Deferred revenues                                                                          36,241                            41,466
                                                                                    -------------                     -------------
Deferred income taxes                                                                      52,825                            49,500
                                                                                    -------------                     -------------
Other non-current liabilities                                                              26,167                            23,359
                                                                                    -------------                     -------------
Exchangeable preferred stock (aggregated liquidation and redemption
     value of $493,409 at March 31, 2003 and December 31, 2002)                           484,814                           484,465
                                                                                    -------------                     -------------

Shareholders' deficiency:
     Series J convertible preferred stock ($.01 par value, 1,202,772 shares and
         1,166,324 shares issued and outstanding, aggregate liquidation and redemption values of $150,347 and $145,791 at March 31, 2003
         and December 31, 2002, respectively)                                             149,907                           145,351
     Common stock ($.01 par value, 350,000,000
        shares authorized at March 31, 2003 and December 31, 2002 and
        267,878,014 shares and 267,505,223 shares issued at March 31, 2003
        and December 31, 2002, respectively)                                                2,679                             2,675
      Additional paid-in capital (including warrants of $31,690
         at March 31, 2003 and December 31, 2002)                                       2,336,185                         2,336,091
     Accumulated deficit                                                               (3,481,281)                       (3,445,083)
     Accumulated other comprehensive loss                                                    (223)                             (247)
     Unearned compensation                                                                 (3,484)                           (4,730)
     Common stock in treasury, at cost (8,610,491 shares and
         8,639,775 shares at March 31, 2003 and  December 31, 2002,
         respectively)                                                                    (77,672)                          (77,855)
                                                                                    -------------                     -------------
         Total shareholders' deficiency                                                (1,073,889)                       (1,043,798)
                                                                                    -------------                     -------------

                                                                                    $   1,827,498                     $   1,835,620
                                                                                    =============                     =============

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                         2003                              2002
                                                                                    -------------                     -------------
                                                                                    (dollars in thousands, except per share amounts)
Sales, net                                                                          $     375,801                     $     388,929

Operating costs and expenses:
     Cost of goods sold                                                                    85,971                            93,356
     Marketing and selling                                                                 86,540                            93,799
     Distribution, circulation and fulfillment                                             64,781                            68,955
     Editorial                                                                             34,252                            37,986
     Other general expenses                                                                50,905                            56,558
     Corporate administrative expenses (excluding $1,246 and $5,685 of non-cash compensation and non-recurring charges in 2003
         and 2002, respectively)                                                            7,381                             8,362
     Depreciation of property and equipment                                                12,915                            14,842
     Amortization of intangible assets and other (including
         $4,844 of provision for impairments in 2002)                                      10,782                            22,642
     Non-cash compensation and non-recurring charges                                        1,246                             5,685
     Provision for severance, closures and restructuring related costs                      1,390                            10,531
     Loss (gain) on sales of businesses and other, net                                        351                              (555)
                                                                                    -------------                     -------------

Operating income (loss)                                                                    19,287                           (23,232)
Other expense:
     Provision for impairment of investments                                                    -                            (3,459)
     Interest expense                                                                     (33,457)                          (35,569)
     Amortization of deferred financing costs                                                (741)                             (950)
     Other, net                                                                              (603)                           (1,851)
                                                                                    -------------                     -------------

Loss from continuing operations before income tax expense                                 (15,514)                          (65,061)
Income Tax Expense                                                                         (3,718)                          (57,987)
                                                                                    -------------                     -------------

Loss from continuing operations                                                           (19,232)                         (123,048)

Discontinued operations (including (loss) gain on sales of businesses
     of ($1,015) and $6,509 in 2003 and 2002, respectively)                                (1,015)                            5,050

Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards
      No. 142)                                                                                  -                          (388,508)
                                                                                    -------------                     -------------

Net loss                                                                                  (20,247)                         (506,506)

Preferred stock dividends and related accretion, net (including $2,978
     gain on exchange of exchangeable preferred stock in 2002)                            (16,433)                          (19,430)
                                                                                    -------------                     -------------
Loss applicable to common shareholders                                              $     (36,680)                    $    (525,936)
                                                                                    =============                     =============

Per Common Share:
     Loss from continuing operations                                                $       (0.14)                    $       (0.59)
     Discontinued operations                                                                    -                              0.03
     Cumulative effect of a change in accounting principle                                      -                             (1.60)
                                                                                    -------------                     -------------
     Basic and diluted loss applicable to common shareholders                       $       (0.14)                    $       (2.16)
                                                                                    =============                     =============

Basic and diluted common shares outstanding                                           258,886,845                       243,184,081
                                                                                    =============                     =============

      See notes to condensed consolidated financial statements (unaudited).

                         PRIMEDIA INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                             Three Months Ended March 31,
                                                                                        2003                               2002
                                                                                    -------------                     -------------
                                                                                                 (dollars in thousands)
OPERATING ACTIVITIES:
   Net loss                                                                         $     (20,247)                    $    (506,506)
   Adjustments to reconcile net loss to net cash used in
      operating activities                                                                 34,609                           485,876
   Changes in operating assets and liabilities                                            (21,514)                           13,305
                                                                                    -------------                     -------------
              Net cash used in operating activities                                        (7,152)                           (7,325)
                                                                                    -------------                     -------------

INVESTING ACTIVITIES:

   Additions to property, equipment and other, net                                         (8,986)                           (4,882)
   Proceeds from sales of businesses and other, net                                            44                            50,141
   Payments for businesses acquired, net of cash acquired                                  (2,186)                           (1,664)
   Payments for other investments                                                            (132)                             (287)
                                                                                    -------------                     -------------
              Net cash provided by (used in) investing activities                         (11,260)                           43,308
                                                                                    -------------                     -------------

FINANCING ACTIVITIES:
   Borrowings under credit agreements                                                     169,500                           116,425
   Repayments of borrowings under credit agreements                                       (47,500)                         (137,425)
   Payments for repurchases of senior notes                                               (84,175)                                -
   Proceeds from issuances of common stock, net                                               493                               888
   Purchases of common stock for the treasury                                              (4,244)                                -
   Dividends paid to preferred stock shareholders                                         (11,527)                          (13,392)
   Other                                                                                   (1,038)                           (1,140)
                                                                                    -------------                     -------------
              Net cash provided by (used in) financing activities                          21,509                           (34,644)
                                                                                    -------------                     -------------

Increase in cash and cash equivalents                                                       3,097                             1,339
Cash and cash equivalents, beginning of period                                             18,553                            33,588
                                                                                    -------------                     -------------
Cash and cash equivalents, end of period                                            $      21,650                     $      34,927
                                                                                    =============                     =============

SUPPLEMENTAL INFORMATION:
   Cash interest paid                                                               $      22,268                     $      25,171
                                                                                    =============                     =============
   Cash taxes paid, net of refunds                                                  $         423                     $          98
                                                                                    =============                     =============
   Businesses acquired:
      Fair value of assets acquired                                                 $         128                     $           -
      Less: Liabilities assumed                                                            (2,058)                           (1,664)
                                                                                    -------------                     -------------
      Payments for businesses acquired, net of cash acquired                        $       2,186                     $       1,664
                                                                                    =============                     =============
   Non-cash activities:
      Issuance of warrants in connection with Emap acquisition and
          related financing                                                         $           -                     $       2,160
                                                                                    =============                     =============
      Accretion in carrying value of exchangeable and convertible
          preferred stock                                                           $         349                     $       2,828
                                                                                    =============                     =============
      Payments of dividends-in-kind on Series J Convertible Preferred Stock         $       4,556                     $       4,028
                                                                                    =============                     =============
      Carrying value of exchangeable preferred stock converted
          to common stock                                                           $           -                     $       6,911
                                                                                    =============                     =============
      Fair value of common stock issued in connection with conversion of
          exchangeable preferred stock                                              $                                 $       3,933
                                                                                    =============                     =============
      Asset-for-equity investments                                                  $           -                   $         2,690
                                                                                    =============                     =============

      See notes to condensed consolidated financial statements (unaudited).

                                  PRIMEDIA INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the financial statements present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows of the Company for the three month periods ended March 31, 2003 and 2002 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2002, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three month period ended March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2002 and 2003, the Company adopted a series of accounting pronouncements, as required by the Financial Accounting Standards Board ("FASB") and Emerging Issues Task Force ("EITF"). These changes are summarized below.

ADOPTION OF EITF 00-25, "VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS," AND EITF 01-9 "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)"

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, the FASB issued SFAS 142, which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill and indefinite lived intangible assets for impairment, at least annually. The Company adopted certain provisions of SFAS 142 in connection with the EMAP, Inc. ("EMAP") acquisition in 2001. The Company fully adopted the SFAS 142 accounting rules on January 1, 2002. (See Note 5)

SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS"

In August 2001, the FASB issued SFAS 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective January 1, 2003 and the adoption has not had a material impact on the Company's results of operations or financial position.

SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

In August 2001, the FASB issued SFAS 144 which superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121. The Company adopted SFAS 144 on January 1, 2002, and as a result, the results of the Modern Bride Group, ExitInfo, DOLL READER, CHICAGO, HORTICULTURE, IN NEW YORK and the American Baby Group, which were sold during 2002, were recorded as discontinued operations for the periods prior to their respective divestiture dates. Discontinued operations includes sales of $27,587 and income of $5,050 (including a gain on sale of $6,509) for the three months ended March 31, 2002. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $1,143 for the three months ended March 31, 2002. No tax provision was associated with the discontinued operations as the Company had available net operating loss carryforwards. For the three months ended March 31, 2003, discontinued operations includes a loss on sale of businesses of $1,015 related to the finalization of certain 2002 divestiture transactions.

In accordance with SFAS 144, the Company reclassified amounts from sales, net to discontinued operations for the three months ended March 31, 2002, as follows:

                                                                            Three Months Ended
                                                                              March 31, 2002
                                                                            ------------------
    Sales, net (as originally reported, which reflects a
    reclassification of $4,426 related to the sale of Modern Bride
    Group which occurred in the first quarter of 2002)                        $      412,090

    Less: Effect of SFAS 144                                                          23,161
                                                                              --------------

    Sales, net (as reclassified)                                              $      388,929
                                                                              ==============

SFAS 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS"

In April 2002, the FASB issued SFAS 145 which for most companies will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt (an Amendment of APB Opinion No. 30)." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion 30. In 2002, the Company early adopted SFAS 145 in accordance with the provisions of the statement.

SFAS 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

In June 2002, the FASB issued SFAS 146 which superseded EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123"

In December 2002, the FASB issued SFAS 148 which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. On January 1, 2003, the Company adopted certain provisions of SFAS 148, which did not have a material impact on the Company's results of operations or financial position.

SFAS 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under APB 25, "Accounting for Stock Issued to Employees." Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Most of the Company's options are exercisable at the rate of 20% - 25% per year over a four to five-year period commencing on the effective date of the grant. Most options granted will expire no later than ten years from the date the option was granted. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2003           2002
                                                                                 ------------   -------------
Reported Net Loss Applicable to Common Shareholders                              $   (36,680)   $   (525,936)
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards, net of
related tax effects                                                                   (6,569)         (9,276)
                                                                                 ------------   -------------
Pro Forma Net Loss Applicable to Common Shareholders                             $   (43,249)   $   (535,212)
                                                                                 ------------   -------------
Loss Per Common Share:
   Reported Basic and diluted loss per share                                     $     (0.14)   $      (2.16)
   Pro Forma Basic and diluted loss per share                                    $     (0.17)   $      (2.20)

The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 3.91% and 4.61%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 122% and 122%; and a weighted -average expected life of the options of ten years. The estimated fair value of options granted during the three months ended March 31, 2003 and 2002 was $14 and $331, respectively.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34"

In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45"). FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. Effective January 1, 2003, the Company adopted FIN 45 which has not had a material impact on the Company's results of operations or financial position.

FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES"

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

Effective January 31, 2003, the Company has adopted FIN 46 which has not had a material impact on the Company's results of operations or financial position.

SFAS 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS
133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial results.

BARTER TRANSACTIONS

The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and trade show space and booths. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue from barter transactions was approximately $4,200 and $5,500 for the three months ended March 31, 2003 and 2002, respectively, with equal related expense amounts in each three month period.

2.  DIVESTITURES

On February 28, 2002, the Company completed the sale of the Modern Bride Group, the results of which have been included in discontinued operations in accordance with SFAS 144. The related gain on sale of the Modern Bride Group of $6,509 for the three months ended March 31, 2002 has been included in discontinued operations on the accompanying condensed statement of consolidated operations. In connection with this divestiture, the Company agreed to provide certain services to the purchasers including space rental and finance staff support, sales and systems support at negotiated rates over specified terms. Proceeds from the sale were approximately $50,000 and were used to pay down the Company's borrowings under the credit facilities.

During the remaining nine months of 2002, the Company completed several other divestitures whose results have been reclassified as discontinued operations in accordance with SFAS 144. These divestitures include ExitInfo, DOLL
READER, CHICAGO, HORTICULTURE, IN NEW YORK and the American Baby Group. Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified to conform to the current year presentation.

During the three months ended March 31, 2003, the Company finalized certain aspects of the dispositions which were classified as discontinued operations in 2002 and recognized a loss of $1,015.

In addition, during the three months ended March 31, 2003 and 2002, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144 since they had been previously classified as non-core businesses. The related net loss (gain) on the sale of these businesses were $351 and ($555) and are included in loss (gain) on sale of businesses and other, net on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2003 and 2002, respectively.

3.  ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

                                                                     March 31,                 December 31,
                                                                       2003                        2002
                                                                   -------------               ------------
Accounts Receivable                                                $     246,002               $    246,234
Less: Allowance for doubtful accounts                                     17,282                     17,629
      Allowance for returns and rebates                                   10,256                      9,428
                                                                   -------------               ------------
                                                                   $     218,464               $    219,177
                                                                   =============               ============

4.  INVENTORIES, NET

Inventories, net, consist of the following:

                                                                     March 31,                 December 31,
                                                                       2003                        2002
                                                                   -------------               ------------
Finished goods                                                     $       7,849               $      7,897
Work in process                                                               64                         73
Raw materials                                                             17,943                     19,165
                                                                   -------------               ------------
                                                                          25,856                     27,135
Less: Allowance for obsolescence                                           2,260                      2,814
                                                                   -------------               ------------
                                                                   $      23,596               $     24,321
                                                                   =============               ============

5.  GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER

As required under SFAS 142, the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment upon adoption on January 1, 2002 and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508, of which $219,314 relates to the Consumer segment and $169,194 relates to the Business-to-Business segment. Previously issued financial statements as of March 31, 2002 and for the three months then ended have been restated to reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

The Company's SFAS 142 evaluations have been performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company's annual budgeting and forecasting process, with any impairment classified as an operating expense.

Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of $52,000 on January 1, 2002 and $3,325 and $6,000 during the three months ended March 31, 2003 and 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142.

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

Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by operating segment, are as follows:

                                                                       March 31, 2003
                                                       -------------------------------------------------
                                                                       Business-to-
                                                       Consumer          Business
                                                        Segment           Segment               Total
                                                       -------------------------------------------------
Balance as of January 1, 2003                          $ 830,748         $ 141,791             $ 972,539
Acquisitions and finalization of purchase
price allocations                                            177               140                   317
Other                                                        (57)              156                    99
                                                       ---------         ---------             ---------

Balance as of March 31, 2003                           $ 830,868         $ 142,087             $ 972,955
                                                       =========         =========             =========

Intangible assets subject to amortization after the adoption of SFAS 142 consist of the following:

                                                    March 31, 2003                           December 31, 2002
                                       --------------------------------------     --------------------------------------
                           Range        Gross                                       Gross
                            of         Carrying       Accumulated                  Carrying     Accumulated
                           Lives        Amount       Amortization      Net          Amount     Amortization       Net
                           -----       --------------------------------------     --------------------------------------

Trademarks                  3          $  21,013      $   14,592     $  6,421     $  21,013      $  12,841      $  8,172

Subscriber and customer
lists                      2-20          433,577         390,454       43,123       433,584        387,201        46,383

Non-compete agreements     1-10          209,824         201,606        8,218       209,827        199,941         9,886

Trademark license
agreements                 2-15            2,967           2,884           83         2,967          2,880            87

Copyrights                 3-20           20,550          19,078        1,472        20,550         18,901         1,649

Databases                  2-12           13,583          12,553        1,030        13,583         12,141         1,442

Advertiser lists          .5-20          142,564         130,405       12,159       142,564        129,182        13,382

Distribution agreements    1-7            11,745          11,745            -        11,745         11,731            14

Other                      1-5             9,804           9,804            -        10,099         10,099             -
                                       ---------      ----------     --------     ---------      ---------      --------

                                       $ 865,627      $  793,121     $ 72,506     $ 865,932      $ 784,917      $ 81,015
                                       =========      ==========     ========     =========      =========      ========

Intangible assets not subject to amortization had a net carrying value of $269,309 and $270,006 at March 31, 2003 and December 31, 2002, respectively, and consisted of trademarks. Amortization expense for intangible assets still subject to amortization (excluding provision for impairment) was $8,859 and $15,084 for the three months ended March 31, 2003 and 2002, respectively. Amortization of deferred wiring costs of $1,923 and $2,714 for the three months ended March 31, 2003 and 2002, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At March 31, 2003, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $23,000 for the remaining nine months of 2003 and approximately $18,000, $11,000, $7,000, $5,000 and $4,000 for 2004, 2005, 2006,
2007 and 2008, respectively.

6.  OTHER INVESTMENTS

Other investments consist of the following:

                                                      March 31,          December 31,
                                                        2003                 2002
                                                     ----------          ------------
Cost method investments                              $   18,783           $   18,706
Equity method investments                                 1,815                2,562
                                                     ----------           ----------
                                                     $   20,598           $   21,268
                                                     ==========           ==========

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

For the three months ended March 31, 2002, the Company recorded its provision for impairment of PRIMEDIA Ventures' investments of $750 as a component of provision for impairment of investments on the accompanying condensed statement of consolidated operations. No provision for impairment of PRIMEDIA Ventures' investments was recorded for the three months ended March 31, 2003.

The Company sold certain PRIMEDIA Ventures investments for proceeds of $323 and realized a gain on the sales of $28 for the three months ended March 31, 2002.

ASSETS-FOR-EQUITY TRANSACTIONS

Since 2000, the Company has made strategic investments in companies ("Investees") which included various assets-for-equity transactions. During the three months ended March 31, 2002, the Company entered one such transaction. As part of these transactions, the Company agreed to provide promotional services, such as print advertising, content licensing, customer lists, online advertising and other services in exchange for equity in these entities. Additionally, the Company has made cash investments in certain of these Investees. In January 2003, the Company purchased additional shares in one such investment for $110. The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled $16,592 ($16,033 representing cost method investments and $559 representing equity method investments) and $16,870 ($15,956 representing cost method investments and $914 representing equity method investments) at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, respectively, $4,715 and $4,963 relating to these arrangements is included as deferred revenues on the accompanying condensed consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements of $73 and $2,838 for the three months ended March 31, 2003 and 2002, respectively.

These transactions are recorded at the fair value of the equity securities received, which are typically based on cash consideration for like securities. For any significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with the securities of publicly traded companies in similar lines of business, comparing the nature of security, price, and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received. As required by EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods and Services," the fair value of the equity securities received is determined as of the earlier of the date a performance commitment is reached or the vesting date.

The Company continually evaluates all of its investments for potential impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock". If an investment is deemed to be other than temporarily impaired, its carrying value will be reduced to fair market value. The Company recorded a net provision for impairment of its investments in certain Investees of $2,709 for the three months ended March 31, 2002, as the decline in value of the investments was deemed to be other than temporary. No provision for impairment was recorded for asset-for-equity investments for the three months ended March 31, 2003.

The Company recorded $355 and $2,031 of equity method losses from Investees during the three months ended March 31, 2003 and 2002, respectively. These equity method losses from Investees are included in other, net on the accompanying condensed statements of consolidated operations. The Company recognized $0 and $437 of revenue related to the equity method Investees during the three months ended March 31, 2003 and 2002, respectively.

7.  OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

                                                                      March 31,                 December 31,
                                                                        2003                        2002
                                                                     -----------                -----------
Deferred financing costs, net                                        $    17,060                $    18,144
Deferred wiring and installation costs, net                                6,878                      8,468
Direct-response advertising costs, net                                    14,994                     14,709
Video mastering and programming costs, net                                15,014                     13,791
Other                                                                      2,892                      3,059
                                                                     -----------                -----------
                                                                     $    56,838                $    58,171
                                                                     ===========                ===========

The deferred financing costs are net of accumulated amortization of $14,007 and $12,923 at March 31, 2003 and December 31, 2002, respectively. The deferred wiring and installation costs are net of accumulated amortization of $70,986 and $69,063 at March 31, 2003 and December 31, 2002, respectively. Direct-response advertising costs are net of accumulated amortization of $82,147 and $81,621 at March 31, 2003 and December 31, 2002, respectively. Video mastering and programming costs are net of accumulated amortization of $43,954 and $42,223 at March 31, 2003 and December 31, 2002, respectively.

8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     March 31,                December 31,
                                                                       2003                       2002
                                                                   ------------               ------------
Borrowings under bank credit facilities                            $    762,731               $    640,731
10 1/4% Senior Notes due 2004                                                 -                     84,175
 8 1/2% Senior Notes due 2006                                           291,042                    291,007
 7 5/8% Senior Notes due 2008                                           225,343                    225,312
 8 7/8% Senior Notes due 2011                                           469,425                    469,299
                                                                   ------------               ------------
                                                                      1,748,541                  1,710,524
Obligation under capital leases                                          23,854                     24,814
                                                                   ------------               ------------
                                                                      1,772,395                  1,735,338
Less: Current maturities of long-term debt                                7,708                      7,661
                                                                   ------------               ------------
                                                                   $  1,764,687               $  1,727,677
                                                                   ============               ============

CREDIT FACILITIES

The Company has bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the credit agreement and as otherwise permitted under the credit agreement and the indebtedness relating to the Senior Notes of the Company is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

                                              Revolver         Term A           Term B          Total
                                            -------------   ------------    -------------   ------------
Credit Facility.........................    $    451,000    $    95,000     $    397,731    $    943,731
Borrowings Outstanding..................        (270,000)       (95,000)        (397,731)       (762,731)
Letters of Credit Outstanding...........         (19,099)             -                -         (19,099)
                                            ------------    -----------     ------------    ------------
Unused Bank Commitments.................    $    161,901    $         -     $          -    $    161,901
                                            ============    ===========     ============    ============

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At March 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.2%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first three months of 2003, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

The commitments under the revolving loan facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $22,550 in 2004, $45,100 in 2005, $67,650 in 2006, $135,300 in 2007 and a
final reduction of $180,400 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the bank credit facilities are $4,038 in 2003, $15,913 in 2004, $27,788 in 2005, 2006 and 2007,
$15,913 in 2008 and $373,503 in 2009. In the fourth quarter of 2002, the Company made voluntary pre-payments towards the term loans A and B in the amounts of $5,000 and $21,000, respectively.

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

The bank credit facilities and senior notes of the Company contain certain customary events of default which generally give the banks or the note holders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities, these events include:

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

8 1/2% SENIOR NOTES. Interest is payable semi-annually in February and August at an annual rate of 8 1/2%. The 8 1/2% Senior Notes mature on February 1, 2006, with no sinking fund requirements. The 8 1/2% Senior Notes are redeemable in whole or in part, at the option of the Company, at 100% in 2003 plus accrued and unpaid interest. The unamortized discount for these notes totaled $458 and $493 at March 31, 2003 and December 31, 2002, respectively.

7 5/8% SENIOR NOTES. Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes may not be redeemed prior to April 1, 2003 other than in connection with a change of control. Beginning on April 1, 2003 and thereafter, the 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at prices ranging from 103.813% in 2003 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $772 and $803 at March 31, 2003 and December 31, 2002, respectively.

8 7/8% SENIOR NOTES. Interest is payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $6,075 and $6,201 at March 31, 2003 and December 31, 2002, respectively.

If the Company becomes subject to a change of control, each holder of the notes will have the right to require the Company to purchase any or all of the notes at a purchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of purchase.

The 8 1/2% Senior Notes, 7 5/8% Senior Notes, and the 8 7/8% Senior Notes (together referred to as the "Senior Notes"), and the credit facilities, all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

SENIOR NOTE REPURCHASES

On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months ahead of maturity. The Company funded this transaction with additional borrowings under its credit facilities. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other, net on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2003.

COVENANT COMPLIANCE

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit agreement. The purpose of providing this information is to provide more clarity to the substantial amount of disclosure already provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes. The Unrestricted Group's results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit agreement for purposes of determining compliance with certain financial covenants under this agreement. Under the Company's credit agreement, for purposes of the leverage ratio, EBITDA of the Restricted Group is defined as the EBITDA for Restricted Subsidiaries which excludes losses of our Unrestricted subsidiaries, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses. The Company has established intercompany arrangements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, which management believes is on an arms length basis and as permitted by the credit and senior note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

The scheduled repayments of all debt outstanding, net of unamortized discounts, including capital leases, as of March 31, 2003, are as follows:

                                                                            Capital Lease
    Twelve Months Ended March 31,                             Debt           Obligations         Total
                                                         ---------------   ---------------   ---------------
    2004 .............................................   $         4,038   $         3,670   $         7,708
    2005 .............................................            15,913             2,789            18,702
    2006 .............................................           318,830             1,540           320,370
    2007 .............................................            27,788             1,590            29,378
    2008 .............................................           117,388             1,704           119,092
    Thereafter .......................................         1,264,584            12,561         1,277,145
                                                         ---------------   ---------------   ---------------
                                                         $     1,748,541   $        23,854   $     1,772,395
                                                         ===============   ===============   ===============

9.  EXCHANGEABLE PREFERRED STOCK

Exchangeable Preferred Stock consists of the following:

                                                                      March 31,        December 31,
                                                                        2003              2002
                                                                   ---------------   ---------------
  $10.00 Series D Exchangeable Preferred Stock                     $       174,652   $       174,531
  $9.20 Series F Exchangeable Preferred Stock                              100,070            99,984
  $8.625 Series H Exchangeable Preferred Stock                             210,092           209,950
                                                                   ---------------   ---------------
                                                                   $       484,814   $       484,465
                                                                   ===============   ===============

$10.00 SERIES D EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, of which 1,769,867 shares were issued and outstanding at March 31, 2003 and December 31, 2002. The liquidation and redemption value was $176,987 at March 31, 2003 and December 31, 2002.

$9.20 SERIES F EXCHANGEABLE PREFERRED STOCK

The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, of which 1,023,328 shares were issued and outstanding at March 31, 2003 and December 31, 2002. The liquidation and redemption value was $102,333 at March 31, 2003 and December 31, 2002.

$8.625 SERIES H EXCHANGEABLE PREFERRED STOCK

The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, of which 2,140,891 shares were issued and outstanding at March 31, 2003 and December 31, 2002. The liquidation and redemption value was $214,089 at March 31, 2003 and December 31, 2002.

During 2002, the Board of Directors authorized the exchange by the Company of up to $165,000 of exchangeable preferred stock. During the three months ended March 31, 2002, the Company exchanged $7,066 liquidation value of Series H Exchangeable Preferred Stock, with a carrying value of $6,911, for 1,144,778 shares of common stock. The gain of $2,978 for the three months ended March 31, 2002 is included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statement of consolidated operations.

The exchangeable preferred stock may be redeemed in whole or in part, at the option of the Company at specified redemption prices, plus accrued and unpaid dividends.

10. SERIES J CONVERTIBLE PREFERRED STOCK

As of March 31, 2003 and December 31, 2002, the Company had $149,907 and $145,351 of Series J Convertible Preferred Stock outstanding, respectively. These shares are convertible at the option of the holder into approximately 17,900,000 shares of the Company's common stock (excluding dividends) at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (36,448 shares of Series J Convertible Preferred Stock) valued at $4,556 during the three months ended March 31, 2003 and (32,227 shares of Series J Convertible Preferred Stock) valued at $4,028 during the three months ended March 31, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

11. COMMON STOCK AND RELATED OPTIONS AND WARRANTS

During the second quarter of 2002, the Board of Directors approved and the shareholders ratified an amendment to the Company's Certificate of Incorporation, which increased the number of authorized shares of the Company's common stock from 300,000,000 to 350,000,000.

Under its share repurchase program, the Company's board of directors authorized the repurchase of up to $50,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. In connection with the exchange of $6,150 of Series H Preferred Stock in December 2002, the Company repurchased the related 2,860,465 common shares exchanged for Series H Preferred Stock for $1.48 per share. The transaction settled in January 2003.

In connection with PRIMEDIA's acquisition of EMAP in 2001, the Company issued warrants to purchase 2,000,000 shares of common stock at an exercise of $9 per share to EMAP. In addition, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined.

As the Series J Convertible Preferred Stock was outstanding for twelve months from the date of issuance, KKR 1996 Fund received additional warrants to purchase 4,000,000 shares of common stock during 2001 and 2002.

The Company ascribed a value of $6,389 to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control.

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

12. NON-CASH COMPENSATION AND NON-RECURRING CHARGES

In connection with the merger with About in 2001, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was $102,404 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The remaining $12,149 is included within the total purchase price. The Company recorded non-cash charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $507 and $882 during the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on March 31, 2003.

Also in connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock and options to purchase 3,482,300 shares of PRIMEDIA common stock. These shares and options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $739 and $1,411 was recorded for the three months ended March 31, 2003 and 2002, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

Two senior executives of About also entered into share lockup agreements with the Company, pursuant to which they agreed to specific restrictions regarding the transferability of their shares of PRIMEDIA common stock issued in the merger. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall. During the three months ended March 31, 2002, the Company recorded a $3,037 non-recurring charge related to these share lockup agreements. In 2002, the Company paid approximately $21,000 related to these agreements.

As a result of one of these executives leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder were forfeited. The accelerated options expired unexercised during the first quarter of 2002.

Also during the three months ended March 31, 2002, the Company recorded a non-cash charge of $329 related to the issuance of stock in connection with an acquisition and a non-recurring charge of $26 related to certain non-recurring compensation arrangements with certain senior executives.

For the three months ended March 31, 2003 and 2002, these non-cash charges totaled $1,246 and $2,622, respectively, and these non-recurring charges totaled $0 and $3,063, respectively.

13. PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

During 2002 and 2003, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000. These initiatives were enacted to integrate the operations of the Company and consolidate many back office functions. Effective January 1, 2003, the Company has accounted for all severance, closures and restructuring related costs in accordance SFAS 146.

Details of the initiatives implemented and the payments made in furtherance of these plans during the three-month periods ended March 31, 2003 and 2002 are presented in the following tables:

                                                  Net Provision for        Payments
                                                        the               during the
                                                    Three Months         Three Months
                             Liability as of           Ended                Ended             Liability as of
                             January 1, 2003       March 31, 2003       March 31, 2003        March 31, 2003
                            ------------------   ------------------   ------------------    ------------------
Employee related
  termination costs ....... $            5,199   $            1,244   $           (1,453)   $            4,990
Termination of
  contracts ...............              1,729                    -                 (177)                1,552
Termination of
  leases related to
  office closures .........             42,506                  146               (2,273)               40,379
                            ------------------   ------------------   ------------------    ------------------
Total severance and
  closures ................ $           49,434   $            1,390   $           (3,903)   $           46,921
                            ==================   ==================   ==================    ==================

                                                  Net Provision for        Payments
                                                        the               during the
                                                    Three Months         Three Months
                             Liability as of           Ended                Ended             Liability as of
                             January 1, 2003       March 31, 2003       March 31, 2003        March 31, 2003
                            ------------------   ------------------   ------------------    ------------------
Severance and closures:
  Employee related
  termination costs ....... $            9,043   $            2,079   $           (4,433)   $            6,689
Termination of
  contracts ...............              2,318                    -               (1,071)                1,247
Termination of leases
  related to office
  closures ................             13,037                8,321               (1,708)               19,650
                            ------------------   ------------------   ------------------    ------------------
                                        24,398               10,400               (7,212)               27,586
                            ------------------   ------------------   ------------------    ------------------
Restructuring related:
  Relocation and other
  employee costs                             -                  131                 (131)                    -
                            ------------------   ------------------   ------------------    ------------------
                                             -                  131                 (131)                    -
                            ------------------   ------------------   ------------------    ------------------
Total severance,
  closures and
  restructuring related
  costs ................... $           24,398   $           10,531   $           (7,343)   $           27,586
                            ==================   ==================   ==================    ==================

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. The leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,812 individuals that they would be terminated under these plans, of which 56 individuals were notified during the three month period ended March 31, 2003. As of March 31, 2003, all but seven of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with employee terminations within approximately a one-year period. Savings from terminations of contracts and leases will be realized over the estimated life of the contract or lease.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates.

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is presented in the following tables:

                                                                         Three Months Ended
                                                                    March 31,          March 31,
                                                                       2003              2002
                                                                 ---------------    ---------------
Net loss                                                         $       (20,247)   $      (506,506)
Other comprehensive income (loss):
  Change in fair value of derivative instruments                              --              1,897
  Foreign currency translation adjustments                                    24                (35)
                                                                 ---------------    ---------------
Total comprehensive loss                                         $       (20,223)   $      (504,644)
                                                                 ===============    ===============

15. LOSS PER COMMON SHARE

Loss per share for the three month periods ended March 31, 2003 and 2002 has been determined based on net loss after preferred stock dividends, related accretion, gain on the exchange of exchangeable preferred stock for common shares and the issuance of contingent warrants associated with the Series J Convertible Preferred Stock (see Note 11) divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants and the conversion of convertible preferred stock was not included in the computation of diluted loss per share because the effect of inclusion would be antidilutive.

16. CONTINGENCIES

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA, on one hand, and Octagon Marketing and Athlete Representation, Inc., on the other hand, with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC during 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The LLC satisfied all of its payment obligations due NBC in 2002. The maximum amounts for which PRIMEDIA could be liable would be $2,200 in 2003. As this liability will be contingent on the LLC's failure to pay and the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of March 31, 2003; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC of $1,134 is reflected as a component of other investments on the accompanying condensed consolidated balance sheet at March 31, 2003. The Company's share of the LLC's losses ($392) is reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the three months ended March 31, 2003.

As of and for the three months ended March 31, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

17. BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two business segments: consumer and business-to-business. PRIMEDIA groups its businesses into these two segments based on the nature of the products and services they provide and the type or class of customer for these products or services. The Company's consumer segment produces and distributes magazines, guides, videos and Internet products for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases, vocational training materials and Internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker and the remainder of the executive team to make decisions about resources to be allocated to each segment and assess its performance. The information presented below includes certain intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intercompany eliminations include intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intercompany transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. For 2003, the Company has eliminated Intrasegment transactions within the segment results and has restated the prior period accordingly.
These Intrasegment transactions totaled $10,489 and $32,964 for the three months ended March 31, 2003 and 2002, respectively.

The Non-Core Businesses include certain titles of The Business Magazines & Media Group and The Consumer Magazines & Media Group which are discontinued or divested. In addition, during 2001, the Company restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. The Company has segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker and the remainder of the executive team view these businesses separately when evaluating and making decisions regarding ongoing operations. In the ordinary course of business, corporate administrative costs of approximately $900 were allocated to the Non-Core Businesses during the three months ended March 31, 2002. Effective June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional balances be allocated to the Non-Core Businesses subsequent to June 30, 2002.

Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("Segment EBITDA"). Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sales of businesses and other, net.

                                                 Three Months Ended
                                                      March 31,
                                               2003               2002
                                          ---------------    ---------------
    Sales, Net:
    Consumer                              $       303,531    $       298,357
    Business-to-Business                           73,534             80,888
    Intercompany eliminations and other            (1,264)            (1,290)
    Other:
        Non-Core Businesses                             -             10,974
                                          ---------------    ---------------
    Total                                 $       375,801    $       388,929
                                          ===============    ===============

    Segment EBITDA (1)(2):
    Consumer                              $        51,530    $        39,733
    Business-to-Business                            2,301                862
    Other:
        Corporate                                  (7,860)            (8,810)
        Non-Core Businesses                             -             (1,872)
                                          ---------------    ---------------
    Total                                 $        45,971    $        29,913
                                          ===============    ===============

The following is a reconciliation of Segment EBITDA to operating income (loss):

                                                 Three Months Ended
                                                      March 31,
                                               2003                2002
                                          ---------------    ---------------
    Total Segment EBITDA (1)              $        45,971    $        29,913

    Depreciation of property and
      equipment                                   (12,915)           (14,842)

    Amortization of intangible assets
      and other                                   (10,782)           (22,642)


    Non-cash compensation and
      non-recurring charges                        (1,246)            (5,685)

    Provision for severance, closures
      and restructuring related costs              (1,390)           (10,531)

    Gain (loss) on sales of businesses
      and other, net                                 (351)               555
                                          ---------------    ---------------
    Operating income (loss)               $        19,287    $       (23,232)
                                          ===============    ===============

(1) Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges including non-cash compensation and non-recurring charges of $1,246 and $5,685 for the three months ended March 31, 2003 and 2002, respectively, a provision for severance, closures and restructuring related costs of $1,390 and $10,531 for the three months ended March 31, 2003 and 2002, respectively, and loss (gain) on sales of businesses and other, net of $351 and ($555) for the three months ended March 31, 2003 and 2002, respectively. Segment EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on its Segment EBITDA results. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.
(2) 2003 includes reversals of accrued employee incentive compensation due to a change in estimate of $550 related to the Consumer segment, $1,235 related to the Business-to-Business segment and $2,635 related to Corporate.

18. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The information that follows presents condensed consolidating financial information as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Certain businesses which were included as either guarantor or non-guarantor subsidiaries as of March 31, 2002 have been reclassified as of March 31, 2003.

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

                         PRIMEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2003
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                 Guarantor        Non-Guarantor                           and
                                              Primedia Inc.     Subsidiaries      Subsidiaries      Eliminations      Subsidiaries
                                             --------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                $        5,404    $       14,946    $        1,300    $            -    $       21,650
    Accounts receivable, net                            314           200,640            17,510                 -           218,464
    Intercompany receivables                      1,535,402           652,756           (46,079)       (2,142,079)                -
    Inventories, net                                      -            23,312               284                 -            23,596
    Prepaid expenses and other                        5,072            21,737            22,649                 -            49,458
                                             --------------------------------------------------------------------------------------
      Total current assets                        1,546,192           913,391            (4,336)       (2,142,079)          313,168

Property and equipment, net                           9,757            80,357            32,010                 -           122,124
Investment in and advances to subsidiaries          688,365                 -                 -          (688,365)                -
Other intangible assets, net                              -           334,321             7,494                 -           341,815
Goodwill, net                                             -           929,209            43,746                 -           972,955
Other investments                                    19,164             1,084               350                 -            20,598
Other non-current assets                                952            53,144             2,742                 -            56,838
                                             --------------------------------------------------------------------------------------
                                             $    2,264,430    $    2,311,506    $       82,006    $   (2,830,444)   $    1,827,498
                                             ======================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                         $        7,025    $       65,013    $       16,911    $            -    $       88,949
    Intercompany payables                           919,869           762,889           459,321        (2,142,079)                -
    Accrued interest payable                         34,269                 -                 -                 -            34,269
    Accrued expenses and other                       86,880           111,386            16,116                 -           214,382
    Deferred revenues                                 1,427           172,304            17,614                 -           191,345
    Current maturities of long-term debt              4,138             3,570                 -                 -             7,708
                                             --------------------------------------------------------------------------------------
      Total current liabilities                   1,053,608         1,115,162           509,962        (2,142,079)          536,653
                                             --------------------------------------------------------------------------------------

Long-term debt                                    1,744,664            20,023                 -                 -         1,764,687
                                             --------------------------------------------------------------------------------------
Intercompany notes payable                                -         2,469,867           776,480        (3,246,347)                -
                                             --------------------------------------------------------------------------------------
Deferred revenues                                         -            36,241                 -                 -            36,241
                                             --------------------------------------------------------------------------------------
Deferred income taxes                                52,825                 -                 -                 -            52,825
                                             --------------------------------------------------------------------------------------
Other non-current liabilities                         2,408            23,388               371                 -            26,167
                                             --------------------------------------------------------------------------------------
Exchangeable preferred stock                        484,814                 -                 -                 -           484,814
                                             --------------------------------------------------------------------------------------

Shareholders' deficiency:
    Series J convertible preferred stock            149,907                 -                 -                             149,907
    Common stock                                      2,679                 -                 -                 -             2,679
    Additional paid-in capital                    2,336,185                 -                 -                 -         2,336,185
    Accumulated deficit                          (3,481,281)       (1,353,169)       (1,204,590)        2,557,759        (3,481,281)
    Accumulated other comprehensive loss               (223)               (6)             (217)              223              (223)
    Unearned compensation                            (3,484)                -                 -                 -            (3,484)
    Common stock in treasury, at cost               (77,672)                -                 -                 -           (77,672)
                                             --------------------------------------------------------------------------------------
      Total shareholders' deficiency             (1,073,889)       (1,353,175)       (1,204,807)        2,557,982        (1,073,889)
                                             --------------------------------------------------------------------------------------

                                             $    2,264,430    $    2,311,506    $       82,006    $   (2,830,444)   $    1,827,498
                                             ======================================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                      For the Quarter Ended March 31, 2003
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                 Guarantor        Non-Guarantor                           and
                                              Primedia Inc.     Subsidiaries      Subsidiaries      Eliminations      Subsidiaries
                                             --------------------------------------------------------------------------------------
Sales, net                                   $          121    $      329,486    $       56,683    $      (10,489)   $      375,801
Operating costs and expenses:
    Cost of goods sold                                    -            70,924            25,536           (10,489)           85,971
    Marketing and selling                                 -            72,799            13,741                 -            86,540
    Distribution, circulation and
      fulfillment                                         -            49,003            15,778                 -            64,781
    Editorial                                             -            28,231             6,021                 -            34,252
    Other general expenses                              600            34,968            15,337                 -            50,905
    Corporate administrative expenses
      (excluding non-cash compensation)               4,958                 -             2,423                 -             7,381
    Depreciation of property and equipment              644             8,031             4,240                 -            12,915
    Amortization of intangible assets and
      other                                               -             7,851             2,931                 -            10,782
    Non-cash compensation and
      non-recurring charges                           1,246                 -                 -                 -             1,246
    Provision for severance, closures and
      restructuring related costs                       181               981               228                 -             1,390
    Loss (gain) on sales of businesses and
      other, net                                        (19)            1,021              (651)                -               351
                                             --------------------------------------------------------------------------------------

Operating income (loss)                              (7,489)           55,677           (28,901)                -            19,287
Other income (expense):
    Interest expense                                (32,656)             (793)               (8)                -           (33,457)
    Amortization of deferred financing
      costs                                             915            (1,650)               (6)                -              (741)
    Equity in losses of subsidiaries                (13,187)                -                 -            13,187                 -
    Intercompany management fees and
      interest                                       35,868           (35,868)                -                 -                 -
    Other, net                                         (302)             (336)               35                 -              (603)
                                             --------------------------------------------------------------------------------------

Loss from continuing operations before
  income tax expense                                (16,851)           17,030           (28,880)           13,187           (15,514)
Income tax expense                                   (3,396)             (306)              (16)                -            (3,718)
                                             --------------------------------------------------------------------------------------

Loss from continuing operations                     (20,247)           16,724           (28,896)           13,187           (19,232)

Discontinued operations                                   -                 -            (1,015)                -            (1,015)
                                             --------------------------------------------------------------------------------------

Net income (loss)                            $      (20,247)   $       16,724    $      (29,911)   $       13,187    $      (20,247)
                                             ======================================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                      For the Quarter Ended March 31, 2003
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                 Guarantor        Non-Guarantor                           and
                                              Primedia Inc.     Subsidiaries      Subsidiaries      Eliminations      Subsidiaries
                                             --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

    Net loss                                 $      (20,247)   $       16,724    $      (29,911)   $       13,187    $      (20,247)

    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:                         (15,174)           55,486             7,484           (13,187)           34,609
    Changes in operating assets and
      liabilities                                     1,240           (10,619)          (12,135)                -           (21,514)
                                             --------------------------------------------------------------------------------------

      Net cash provided by (used in)
        operating activities                        (34,181)           61,591           (34,562)                -            (7,152)
                                             --------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Additions to property, equipment and
      other, net                                        194            (6,499)           (2,681)                -            (8,986)
    Proceeds from sales of businesses and
      other, net                                         19                25                 -                 -                44
    Payments for businesses acquired, net
      of cash acquired                                    -            (2,036)             (150)                -            (2,186)
    Payments for other investments                      (89)             (575)              532                 -              (132)
                                             --------------------------------------------------------------------------------------

      Net cash provided by (used in)
        investing activities                            124            (9,085)           (2,299)                -           (11,260)
                                             --------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Intercompany activity                            12,335           (49,534)           37,199                 -                 -
    Borrowings under credit agreements              169,500                 -                 -                 -           169,500
    Repayments of borrowings under credit
      agreements                                    (47,500)                -                 -                 -           (47,500)
    Payments for repurchases of senior
      notes                                         (84,175)                -                 -                 -           (84,175)
    Proceeds from issuances of common
      stock, net                                        493                 -                 -                 -               493
    Purchases of Common Stock for the
      Treasury                                       (4,244)                -                 -                 -            (4,244)
    Dividends paid to preferred stock
      shareholders                                  (11,527)                -                 -                 -           (11,527)
    Other                                              (121)             (883)              (34)                -            (1,038)
                                             --------------------------------------------------------------------------------------

      Net cash provided by (used in)
        financing activities                         34,761           (50,417)           37,165                 -            21,509
                                             --------------------------------------------------------------------------------------

Increase in cash and cash equivalents                   704             2,089               304                 -             3,097
Cash and cash equivalents, beginning of
  period                                              4,700            12,857               996                 -            18,553
                                             --------------------------------------------------------------------------------------
Cash and cash equivalents, end of period     $        5,404    $       14,946    $        1,300      $          -    $       21,650
                                             ======================================================================================

18. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

                         PRIMEDIA INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET

                                December 31, 2002
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                 Guarantor        Non-Guarantor                           and
                                              Primedia Inc.     Subsidiaries      Subsidiaries      Eliminations      Subsidiaries
                                             --------------    --------------    --------------     -------------    --------------
ASSETS
Current assets:

    Cash and cash equivalents                $        4,700    $       12,857    $          996    $            -    $       18,553
    Accounts receivable, net                            622           197,476            21,079                 -           219,177
    Intercompany receivables                      1,542,122           655,911           (37,955)       (2,160,078)                -
    Inventories, net                                      -            23,460               861                 -            24,321
    Prepaid expenses and other                        5,979            29,982             6,659                 -            42,620
                                             --------------    --------------    --------------    --------------    --------------
      Total current assets                        1,553,423           919,686            (8,360)       (2,160,078)          304,671

Property and equipment, net                          10,578            81,274            36,098                 -           127,950
Investment in and advances to subsidiaries          582,781                 -                 -          (582,781)                -
Other intangible assets, net                              -           341,276             9,745                 -           351,021
Goodwill, net                                        (6,076)          934,812            43,803                 -           972,539
Other investments                                    19,392             1,876                 -                 -            21,268
Other non-current assets                                162            52,520             5,422                67            58,171
                                             --------------    --------------    --------------    --------------    --------------
                                             $    2,160,260    $    2,331,444    $       86,708    $   (2,742,792)   $    1,835,620
                                             ==============    ==============    ==============    ==============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                         $        8,591    $       84,617    $       16,703    $            -    $      109,911
    Intercompany payables                           825,616           889,613           444,782        (2,160,011)                -
    Accrued interest payable                         25,835                 -                 -                 -            25,835
    Accrued expenses and other                       94,669           110,706            19,048                 -           224,423
    Deferred revenues                                 2,067           166,782            16,272                 -           185,121
    Current maturities of long-term debt              4,163             3,498                 -                 -             7,661
                                             --------------    --------------    --------------    --------------    --------------
      Total current liabilities                     960,941         1,255,216           496,805        (2,160,011)          552,951
                                             --------------    --------------    --------------    --------------    --------------

Long-term debt                                    1,706,743            20,934                 -                 -         1,727,677
                                             --------------    --------------    --------------    --------------    --------------
Intercompany notes payable                                -         2,365,640           764,384        (3,130,024)                -
                                             --------------    --------------    --------------    --------------    --------------
Deferred revenues                                         -            41,466                 -                 -            41,466
                                             --------------    --------------    --------------    --------------    --------------
Deferred income taxes                                49,500                 -                 -                 -            49,500
                                             --------------    --------------    --------------    --------------    --------------
Other non-current liabilities                         2,409            20,577               373                 -            23,359
                                             --------------    --------------    --------------    --------------    --------------
Exchangeable preferred stock                        484,465                 -                 -                 -           484,465
                                             --------------    --------------    --------------    --------------    --------------

Shareholders' deficiency:
    Series J convertible preferred stock            145,351                 -                 -                 -           145,351
    Common stock                                      2,675                 -                 -                 -             2,675
    Additional paid-in capital                    2,336,091                 -                 -                 -         2,336,091
    Accumulated deficit                          (3,445,083)       (1,372,317)       (1,174,679)        2,546,996        (3,445,083)
    Accumulated other comprehensive loss               (247)              (72)             (175)              247              (247)
    Unearned compensation                            (4,730)                -                 -                 -            (4,730)
    Common stock in treasury, at cost               (77,855)                -                 -                 -           (77,855)
                                             --------------    --------------    --------------    --------------    --------------
      Total shareholders' deficiency             (1,043,798)       (1,372,389)       (1,174,854)        2,547,243        (1,043,798)
                                             --------------    --------------    --------------    --------------    --------------

                                             $    2,160,260    $    2,331,444    $       86,708    $   (2,742,792)   $    1,835,620
                                             ==============    ==============    ==============    ==============    ==============

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                      For the Quarter Ended March 31, 2002
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                 Guarantor        Non-Guarantor                           and
                                              Primedia Inc.     Subsidiaries      Subsidiaries      Eliminations      Subsidiaries
                                             --------------------------------------------------------------------------------------
Sales, net                                   $          389    $      357,513    $       65,670    $      (34,643)   $      388,929
Operating costs and expenses:
    Cost of goods sold                                    -           102,190            25,809           (34,643)           93,356
    Marketing and selling                                28            61,247            32,524                 -            93,799
    Distribution, circulation and
      fulfillment                                         -            47,444            21,511                 -            68,955
    Editorial                                             -            25,214            12,772                 -            37,986
    Other general expenses                              806            38,916            16,836                 -            56,558
    Corporate administrative expenses
      (excluding non-cash compensation)               7,485                 -               877                 -             8,362
    Depreciation of property and equipment              603             9,547             4,692                 -            14,842
    Amortization of intangible assets and
      other                                             188            19,303             3,151                 -            22,642
    Non-cash compensation and
      non-recurring charges                           2,620                (1)            3,066                 -             5,685
    Provision for severance, closures and
      restructuring related costs                     6,340             3,963               228                 -            10,531
    Gain on sales of businesses and other,
      net                                                 -              (555)                -                 -              (555)
                                             --------------------------------------------------------------------------------------

Operating income (loss)                             (17,681)           50,245           (55,796)                -           (23,232)
Other income (expense):
    Provision for the impairment of
      investments                                    (3,459)                -                 -                 -            (3,459)
    Interest expense                                (34,188)             (827)             (554)                -           (35,569)
    Amortization of deferred financing
      costs                                               -              (883)              (67)                -              (950)
    Equity in losses of subsidiaries                (80,944)                -                 -            80,944                 -
    Intercompany management fees and
      interest                                       56,697           (56,697)                -                 -                 -
    Other, net                                       (1,965)              550              (436)                -            (1,851)
                                             --------------------------------------------------------------------------------------

Loss from continuing operations before
  income tax expense                                (81,540)           (7,612)          (56,853)           80,944           (65,061)
Income tax expense                                  (57,990)               26               (23)                -           (57,987)
                                             --------------------------------------------------------------------------------------

Loss from continuing operations                    (139,530)           (7,586)          (56,876)           80,944          (123,048)

Discontinued operations                                   -             5,701              (651)                -             5,050
Cumulative effect of a change in
  accounting principle                                    -          (367,927)          (20,581)                -          (388,508)
                                             --------------------------------------------------------------------------------------

Net loss                                     $     (139,530)   $     (369,812)   $      (78,108)   $       80,944    $     (506,506)
                                             ======================================================================================

                         PRIMEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                      For the Quarter Ended March 31, 2002
                             (dollars in thousands)

                                                                                                                      Primedia Inc.
                                                                 Guarantor        Non-Guarantor                           and
                                              Primedia Inc.     Subsidiaries      Subsidiaries      Eliminations      Subsidiaries
                                             --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                 $     (139,530)   $     (369,812)   $      (78,108)   $       80,944    $     (506,506)

    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities                           91,735           447,711            27,374           (80,944)          485,876
    Changes in operating assets and
      liabilities                                    15,272            (8,474)            6,507                 -            13,305
                                             --------------------------------------------------------------------------------------

      Net cash provided by (used in)
        operating activities                        (32,523)           69,425           (44,227)                -            (7,325)
                                             --------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Additions to property, equipment and
      other, net                                       (209)             (597)           (4,076)                -            (4,882)
    Proceeds from sales of businesses and
      other, net                                          -            50,144                (3)                -            50,141
    (Payments) for businesses acquired,
      net of cash acquired                                -            (1,623)              (41)                -            (1,664)
    Payments for other investments                     (179)             (232)              124                 -              (287)
                                             --------------------------------------------------------------------------------------

      Net cash provided by (used in)
        investing activities                           (388)           47,692            (3,996)                -            43,308
                                             --------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Intercompany activity                            69,965          (122,005)           52,040                 -                 -
    Borrowings under credit agreements              116,425                 -                 -                 -           116,425
    Repayments of borrowings under credit
      agreements                                   (137,425)                -                 -                 -          (137,425)
    Proceeds from issuances of common
      stock, net                                        860                28                 -                 -               888
    Dividends paid to preferred stock
      shareholders                                  (13,392)                -                 -                 -           (13,392)
    Other                                               (76)           (1,053)              (11)                -            (1,140)
                                             --------------------------------------------------------------------------------------

      Net cash provided by (used in)
        financing activities                         36,357          (123,030)           52,029                 -           (34,644)
                                             --------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
  equivalents                                         3,446            (5,913)            3,806                 -             1,339
Cash and cash equivalents, beginning of
  period                                             17,478            13,257             2,853                 -            33,588
                                             --------------------------------------------------------------------------------------
Cash and cash equivalents, end of period     $       20,924    $        7,344    $        6,659    $            -    $       34,927
                                             ======================================================================================

19. SUBSEQUENT EVENTS

On April 17, 2003, the Company announced that Tom Rogers resigned as Chairman and Chief Executive Officer of PRIMEDIA. That decision was made mutually by Mr. Rogers and the Board of Directors based on differences regarding the future direction of the Company. Certain of the terms of Mr. Rogers' settlement have not yet been finalized. Dean B. Nelson, Chief Executive Officer of Capstone Consulting LLC, an independent consulting firm that works exclusively with Kohlberg Kravis Roberts & Co. portfolio companies, was named Interim Chairman and was elected to the Board of Directors, and Charles G. McCurdy, President of PRIMEDIA, was named Interim Chief Executive Officer. The Board of Directors has initiated a search for a permanent Chairman and Chief Executive Officer among both internal and external candidates.

On April 23, 2003, the Company entered into a definitive agreement to sell SEVENTEEN magazine and its companion properties, including SEVENTEEN branded properties, Teen magazine, seventeen.com, teenmag.com and Cover Concepts, to The Hearst Corporation for total cash consideration of $182,400, subject to standard post-closing adjustments. Proceeds from the sale are expected to exceed its net carrying value. The Company intends to use the proceeds to repay borrowings under its revolving loan facilities and to invest in PRIMEDIA's businesses, thereby enabling the Company to use available liquidity under its revolving loan facilities to redeem or repurchase capital obligations of the Company. In connection with this divestiture, the Company agreed to provide certain services to the purchaser including space rental, finance staff support and systems support at negotiated rates over specified terms. In accordance with SFAS 144, the operating results of SEVENTEEN magazine and its companion properties will be reclassified to discontinued operations effective the second quarter of 2003. In May 2003, the Company received U.S. regulatory approval of the sale of SEVENTEEN magazine and its companion properties and expects to finalize the transaction within the next several weeks.

The following tables represent reported sales, net, reported Segment EBITDA and reported operating income (loss) for the three months ended March 31, 2003 and 2002, adjusted for the divestiture of SEVENTEEN magazine and its companion properties, including SEVENTEEN branded properties, Teen magazine, seventeen.com, teenmag.com and Cover Concepts.

                                    Three Months Ended March 31,2003               Three Months Ended March 31,2002
                                As Reported    Adjustment     As Adjusted      As Reported    Adjustment     As Adjusted
                                -----------------------------------------      -----------------------------------------
Sales, net                      $  375,801      $   (24,307)   $  351,494      $  388,929     $   (24,584)    $  364,345
                                =========================================      =========================================
Segment EBITDA                  $   45,971      $    (4,259)   $   41,712      $   29,913     $    (2,804)    $   27,109

Non-cash compensation and
  non-recurring charges             (1,246)               -        (1,246)         (5,685)              -         (5,685)
Provision for severance,
  closures and
  restructuring related
  costs                             (1,390)               -        (1,390)        (10,531)              -        (10,531)

(Loss) gain on sales of
  businesses and other, net           (351)             (37)         (388)            555               -            555

Depreciation of property
  and equipment                    (12,915)             271       (12,644)        (14,842)            303        (14,539)

Amortization of
  intangible assets and
  other                            (10,782)              83       (10,699)        (22,642)            301        (22,341)
                                -----------------------------------------      -----------------------------------------

Operating income (loss)         $   19,287      $    (3,942)   $   15,345      $  (23,232)    $    (2,200)    $  (25,432)
                                =========================================      =========================================

Adjustment amounts include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resources and information technology costs but exclude general overhead costs.

As a result of the expected sale of SEVENTEEN magazine and its companion properties and the continued integration and consolidation of functions and facilities, both in the Consumer and Business-to-Business segments and Corporate, the Company expects to record a provision for severance, closures and restructuring related costs in the second quarter relating primarily to employee severance. Although the amount has not yet been determined, it is not expected to exceed $3,000 for the second quarter of 2003.

In May 2003, the Company completed an offering of $300,000, 8% Senior Notes due May 15, 2013. The net proceeds from the offering were approximately $294,000 which the Company intends to use to repay borrowings under its revolving loan facilities and for general corporate purposes. Subsequently, the Company intends to reborrow approximately $292,000 under these facilities to repurchase or redeem its 8 1/2% Senior Notes due 2006.

In May 2003, Standard & Poor's revised its outlook on PRIMEDIA to stable from negative. At the same time, Standard & Poor's assigned its `B' rating to PRIMEDIA's $300,000 8%, privately placed, Rule 144A Senior Notes due May 15, 2013. In addition, Standard & Poor's affirmed its `B' corporate credit and other outstanding ratings on PRIMEDIA. Moody's outlook remains negative. Also, Moody's assigned a 'B3' corporate credit rating to PRIMEDIA's $300,000, 8% Senior Notes, and a SGL-2 speculative grade liquidity rating to the Company. Additionally, Moody's affirmed its `B3' corporate credit and other existing ratings for PRIMEDIA.

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

INTRACOMPANY AND INTERCOMPANY TRANSACTIONS

The information presented below includes certain intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intercompany eliminations represent intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intercompany transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. During 2003, the Company has eliminated Intrasegment transactions within the segment results and has restated prior periods accordingly. These
Intrasegment transactions totaled $10,489 and $32,964 for the three months ended March 31, 2003 and 2002, respectively.

NON-CORE BUSINESSES

Management believes a meaningful comparison of the results of operations for the three months ended March 31, 2003 and 2002 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the non-core businesses ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management is evaluating for turnaround or shutdown. The Non-Core Businesses include certain titles of the Business Magazines & Media Group and the Consumer Magazines & Media Group which are discontinued or divested. In addition, the Company has restructured or consolidated several new media properties, whose value can only be realized through the far greater efficiency of having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. In the ordinary course of business, corporate administrative costs of approximately $900 were allocated to the Non-Core Businesses during the three months ended March 31, 2002. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, will be permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional balances be allocated to the Non-Core Businesses subsequent to June 30, 2002.

DISCONTINUED OPERATIONS


On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 144, "Accounting for the Disposal of Long-Lived Assets". As a result of this adoption, prior year results have been reclassified to reflect the results of the Modern Bride Group, ExitInfo, CHICAGO, HORTICULTURE, DOLLREADER, the American Baby Group and IN NEW YORK as discontinued operations for the periods prior to their respective divestiture dates.

SEGMENT DATA:

                                                                        Three Months Ended
                                                                            March 31,
                                                                        2003         2002
                                                                      ---------    ---------
     Sales, Net:
       Continuing Businesses:
          Consumer                                                    $ 303,531    $  298,357
          Business-to-Business                                           73,534        80,888
          Intercompany eliminations and other                            (1,264)       (1,290)
                                                                      ---------    ----------
            Subtotal                                                    375,801       377,955
       Non-Core Businesses                                                    -        10,974
                                                                      ---------    ----------
            Total                                                     $ 375,801    $  388,929
                                                                      =========    ==========

     Segment EBITDA(1) (2):
       Continuing Businesses:
          Consumer                                                    $  51,530    $   39,733
          Business-to-Business                                            2,301           862
          Corporate                                                      (7,860)       (8,810)
                                                                      ---------    ----------
            Subtotal                                                     45,971        31,785
       Non-Core Businesses                                                    -        (1,872)
                                                                      ---------    ----------
            Total                                                     $  45,971    $   29,913
                                                                      =========    ==========

     Depreciation, Amortization and Other Charges(3):
       Continuing Businesses:
          Consumer                                                    $  17,117    $   37,055
          Business-to-Business                                            7,515        11,995
          Corporate                                                       2,052         3,786
                                                                      ---------    ----------
          Subtotal                                                       26,684        52,836
       Non-Core Businesses                                                    -           309
                                                                      ---------    ----------
            Total                                                     $  26,684    $   53,145
                                                                      =========    ==========

     Operating Income (Loss):
       Continuing Businesses:
          Consumer                                                    $  34,413    $    2,678
          Business-to-Business                                           (5,214)      (11,133)
          Corporate                                                      (9,912)      (12,596)
                                                                      ---------    ----------
            Subtotal                                                     19,287       (21,051)
       Non-Core Businesses                                                    -        (2,181)
                                                                      ---------    ----------
            Total                                                        19,287       (23,232)
     Other Expense:
          Provision for impairment of investments                             -        (3,459)
          Interest expense                                              (33,457)      (35,569)
          Amortization of deferred financing costs                         (741)         (950)
          Other, net                                                       (603)       (1,851)
                                                                      ---------    ----------
     Loss from Continuing Operations Before Income Tax Expense          (15,514)      (65,061)
     Income Tax Expense                                                  (3,718)      (57,987)
                                                                      ---------    ----------
     Loss from Continuing Operations                                    (19,232)     (123,048)
     Discontinued Operations                                             (1,015)        5,050
     Cumulative Effect of a Change in Accounting Principle
          (from the adoption of SFAS 142)                                     -      (388,508)
                                                                      ---------    ----------
     Net Loss                                                         $ (20,247)   $ (506,506)
                                                                      =========    ==========

     (1) Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges. Other (income) charges include non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and
         (gain) loss on the sales of businesses and other, net. Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on its Segment EBITDA results. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the three months ended March 31, 2003 and 2002 below.

                                                           For the Three Months Ended March 31, 2003
                                                                  Business-to-
                                                      Consumer      Business       Corporate        Total
                                                      --------    ------------     ---------      ----------
     Segment EBITDA............................       $ 51,530     $   2,301       $  (7,860)     $   45,971
     Non-cash compensation and non-recurring
         charges...............................              -             -          (1,246)         (1,246)
     Provision for severance, closures and
         restructuring related costs...........           (391)         (818)           (181)         (1,390)
     (Loss) gain on sales of businesses and
         other, net............................            (92)         (278)             19            (351)
     Depreciation of property and
         equipment.............................         (8,314)       (3,957)           (644)        (12,915)
     Amortization of intangible assets and
         other.................................         (8,320)       (2,462)              -         (10,782)
                                                      --------     ---------       ---------      ----------
     Operating income (loss)...................       $ 34,413     $  (5,214)      $  (9,912)     $   19,287
                                                      ========     =========       =========      ==========

                                                                  For the Three Months Ended March 31, 2002
                                                                  Business-to-
                                                      Consumer      Business       Corporate       Non-Core        Total
                                                     ---------    ------------     ---------      ----------     ---------
     Segment EBITDA............................      $  39,733     $     862       $  (8,810)     $   (1,872)    $  29,913
     Non-cash compensation and non-recurring
         charges...............................         (3,037)          (28)         (2,620)              -        (5,685)
     Provision for severance, closures and
         restructuring related costs...........         (7,623)       (2,526)           (382)              -       (10,531)
     (Loss) gain on sales of businesses and
         other, net............................            256           294               7              (2)          555
     Depreciation of property and
         equipment.............................         (8,965)       (5,162)           (603)           (112)      (14,842)
     Amortization of intangible assets  and
         other.................................        (17,686)       (4,573)           (188)           (195)      (22,642)
                                                     ---------     ---------       ---------      ----------     ---------
     Operating income (loss)...................      $   2,678     $ (11,133)      $ (12,596)     $   (2,181)    $ (23,232)
                                                     =========     =========       =========      ==========     =========

     (2) 2003 includes reversals of accrued employee incentive compensation due to a change in estimate of $550 related to the Consumer segment, $1,235 related to the Business-to-Business segment and $2,635 related to Corporate.
     (3) Depreciation, amortization and other charges declined by $26,461 in the first quarter of 2003 primarily due to a reduced provision for severance, closures and restructuring related costs of $9,141 and lower amortization expense of $11,860 primarily due to the reduction of amortizable intangible assets resulting from the impairments required by SFAS 144 in 2002.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002:

CONSOLIDATED RESULTS:

SALES, NET

Sales from Continuing Businesses decreased 0.6% to $375,801 in 2003 from $377,955 in 2002, due to a decline in the Business-to-Business segment of $7,354 partially offset by growth in the consumer segment of $5,174, further detailed below. Total sales, including Continuing and Non-Core Businesses, decreased 3.4% to $375,801 in 2003 from $388,929 in 2002.

Since 2000, the Company made a number of investments in start-up and venture-stage companies, using cash and non-cash consideration. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities ("assets for equity"). The Company recognizes revenue when these services are delivered in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was $73 and $2,838 during the three months ended March 31, 2003 and 2002, respectively. In addition, for the three months ended March 31, 2003 and 2002, revenue from barter transactions was approximately $4,200 and $5,500, respectively, with equal related expense amounts in each period.

SEGMENT EBITDA

Segment EBITDA from Continuing Businesses increased 44.6% to $45,971 in
2003 from $31,785 in 2002, primarily due to cost cutting measures which resulted in an operating cost decline of approximately $16,300. This decline included a reversal of an employee incentive compensation accrual of approximately $4,400 due to a change in estimate. It is management's belief that results during the remainder of 2003 will benefit from seasonally stronger operating results. Total Segment EBITDA, including Continuing and Non-Core Businesses, increased 53.7% to $45,971 in 2003 from $29,913 in 2002.

OPERATING INCOME (LOSS)

Operating income (loss) from Continuing Businesses was $19,287 in 2003 compared to ($21,051) in 2002. This increase in operating income was due to an increase in Segment EBITDA from Continuing Businesses of $14,186 and a decrease in amortization expense of $11,665, including impairments, primarily due to the adoption of SFAS 144, which resulted in an impairment of amortizable intangible assets in 2002. In addition, there was a decrease of $9,141 related to provisions for severance, closures and restructuring related costs, and a decrease of $4,439 related to non-cash compensation and non-recurring charges. Total operating income (loss), including Continuing and Non-Core Businesses, was $19,287 in 2003 compared to ($23,232) in 2002.

NET LOSS

Interest expense decreased by $2,112 or 5.9% in 2003 compared to 2002. This decrease is due to reduced interest rates and a reduction in outstanding debt, partially offset by approximately $2,000 of interest accretion for restructured lease payments.

In connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets", during the three months ended March 31, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508 within cumulative effect of a change in accounting principle, which was recorded effective January 1, 2002. In addition, the Company recorded $3,325 and $58,000 of related non-cash deferred income tax expense for the three months ended March 31, 2003 and 2002, respectively. The Company expects that it will record an additional $10,000 to increase the deferred tax liabilities during the remaining nine months of 2003, before considering the impact of any additional impairment of goodwill and indefinite lived intangible assets.

In addition, during 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, DOLL READER, CHICAGO, HORTICULTURE, IN NEW YORK and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the condensed statements of consolidated operations for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company finalized certain aspects of these dispositions which were classified as discontinued operations in 2002. SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of operations, as discontinued operations and to reclassify prior periods accordingly (see Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144).

CONSUMER:

Consumer segment (including Consumer Magazine and Media Group, Consumer Guides, PRIMEDIA Television and About):

SALES, NET

Sales from Continuing Businesses increased 1.7% to $303,531 in 2003 from $298,357 in 2002, before intercompany eliminations. This increase was due primarily to strength at Consumer Guides of $3,289, as well as a significant increase in advertising revenue at the Company's automotive publications, including Automobile & Motor Trend. Revenue gains at these units were partially offset by advertising softness at PRIMEDIA Television and newsstand declines across several of the Company's non-automotive enthusiast categories. Intercompany eliminations of $1,300 in 2003 and $894 in 2002, represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $73 and $1,846 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, revenue from barter transactions was approximately $2,600 and $3,400, respectively, with equal related expense amounts in each period.

SEGMENT EBITDA

Segment EBITDA from Continuing Businesses increased 29.7% to $51,530 in 2003 from $39,733 in 2002. This increase was due primarily to cost cutting initiatives enacted across the Consumer Segment. In addition, during 2003 there was a reversal of an employee incentive compensation accrual of $550 due to a change in estimate. As a result of these factors, Segment EBITDA margin increased to 17.0% in 2003 compared to 13.3% in 2002.

OPERATING INCOME (LOSS)

Operating income from Continuing Businesses was $34,413 in 2003 compared to $2,678 in 2002. The increase in operating income was attributable to the increase in Segment EBITDA of $11,797, and a decrease in amortization expense, including impairments, of $9,366 primarily due to the adoption of SFAS 144, which resulted in an impairment of amortizable intangible assets in 2002. In addition, there was a decrease in restructuring and restructuring related costs of $7,232, primarily related to real estate lease commitments for space that the Company no longer occupies, as well as a decrease in non-recurring charges of $3,037 related to share lockup agreements with two senior executives of About.

DISCONTINUED OPERATIONS

During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, DOLL READER, CHICAGO, HORTICULTURE, the American Baby Group and IN NEW YORK. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended March 31, 2003 and 2002. Sales from Continuing Businesses excludes sales from discontinued operations of $27,587 during the first quarter of 2002. Segment EBITDA from Continuing Businesses excludes Segment EBITDA from discontinued operations of $139 during the first quarter of 2002.

For the three months ended March 31, 2003 and 2002, discontinued operations includes a gain (loss) on sales of businesses of ($1,015) and $6,509, respectively. The 2003 loss relates to the finalization of certain 2002 divestiture transactions.

BUSINESS-TO-BUSINESS:

Business-to-Business segment (including Business Magazines and Media Group, Workplace Learning and PRIMEDIA Information):

SALES, NET

Sales from Continuing Businesses decreased 9.1% to $73,534 in 2003 from $80,888 in 2002, before intercompany eliminations. This decrease was due primarily to industry advertising softness at certain business-to-business magazines ($4,481), particularly in the telecommunications, entertainment and trucking categories. Revenues were also down compared to 2002 at PRIMEDIA Workplace Learning, where demand for corporate training services continues to lag, particularly in the industrial safety sector. Intercompany eliminations of $2 in 2003 and $785 in 2002, represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $0 and $992 for the three months ended March 31, 2003 and

2002, respectively. For the three months ended March 31, 2003 and 2002, revenue from barter transactions was approximately $1,600 and $2,100, respectively, with equal related expense amounts in each year.

SEGMENT EBITDA

Segment EBITDA from Continuing Businesses increased 166.9% to $2,301 in 2003 from $862 in 2002. This increase was due primarily to cost cutting initiatives, including headcount reductions, which resulted in an operating cost decline of approximately $8,800 in the Business-to-Business segment, partially offset by revenue declines at various Business-to-Business segment units. In addition, during 2003 there was a reversal of an employee incentive compensation accrual of $1,235 due to a change in estimate. As a result of these factors, Segment EBITDA margin increased to 3.1% in 2003 compared to 1.1% in 2002.

OPERATING INCOME (LOSS)

Operating loss from Continuing Businesses was $5,214 in 2003 compared to $11,133 in 2002. The decrease in operating loss was attributable to the increase in Segment EBITDA of $1,439 and a decrease in amortization expense, including impairments, of $2,111 primarily due to the adoption of SFAS 144, which resulted in an impairment of amortizable intangible assets in 2002. In addition, there was a reduction in restructuring and restructuring related costs of $1,708.

CORPORATE:

Corporate expenses decreased to $7,860 in 2003 from $8,810 in 2002 primarily due to the reversal of an employee incentive compensation accrual of $2,635 in 2003 due to a change in estimate, partially offset by higher professional fees and certain incremental technology and consulting costs.

Corporate operating loss was $9,912 in 2003 compared to $12,596 in 2002. Operating loss includes $1,246 and $2,620 of non-cash compensation and non-recurring charges during the three months ended March 31, 2003 and 2002, respectively, primarily representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes, provisions for severance, closures and restructuring related costs of $181 and $382 during the three months ended March 31, 2003 and 2002, respectively.

NON-CORE BUSINESSES:

Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor will any additional balances be allocated to the Non-Core Businesses subsequent to June 30, 2002.

RISK FACTORS

Management's concerns remain consistent with and should be read in conjunction with the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

WORKING CAPITAL

Consolidated working capital deficiency, which includes current maturities of long-term debt, was $223,485 at March 31, 2003 compared to $248,280 at December 31, 2002. The change in working capital was due to a distribution pre-payment by the Consumer Guides division to a national supermarket chain as well as payments related to certain accounts payable and accrued expenses. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

At March 31, 2003, the Company had cash and unused credit facilities of approximately $183,000 as further discussed below. The Company believes that due to seasonal working capital trends and improved operating performance, the amount of cash and unused credit facilities will increase at December 31, 2003. In addition, as of March 31, 2003 there are no material required debt repayments until February 1, 2006. (See Recent Development section).

CASH FLOW - 2003 COMPARED TO 2002

Net cash used in operating activities during 2003, after interest payments of $22,268, declined slightly to $7,152 as compared to $7,325 during 2002. The cash flow generated by the Company's improved Segment EBITDA was offset by several items including a distribution pre-payment by the Consumer Guides division to a national supermarket chain. Net capital expenditures increased 84.1% to $8,986 during 2003 compared to $4,882 during 2002 due primarily to increased levels of capital expenditures related to the continued investment in enterprise-wide financial systems during 2003. Net cash provided by (used in) investing activities during 2003 was ($11,260) compared to $43,308 during 2002. The cash provided from investing activities in 2002 is due to proceeds from the sales of businesses. Net cash provided by (used in) financing activities during 2003 was $21,509 compared to ($34,644) during 2002. The cash used in financing activities in 2002 is due to the use of proceeds from the sales of businesses to pay down borrowings under the credit facilities. The cash provided by financing activities during 2003 represents additional borrowings to fund working capital requirements.

FINANCING ARRANGEMENTS

CREDIT FACILITIES

The Company has bank credit facilities with The Chase Manhattan Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents. The debt under the credit agreement and as otherwise permitted under the credit agreement and the indebtedness relating to the Senior Notes of the Company is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the credit agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consist of the following:

                                          Revolver        Term A         Term B          Total
                                         ----------     ----------    -----------     -----------
  Credit Facility....................    $  451,000     $   95,000    $   397,731     $   943,731
  Borrowings Outstanding.............      (270,000)       (95,000)      (397,731)       (762,731)
  Letters of Credit Outstanding......       (19,099)             -              -         (19,099)
                                         ----------     ----------    -----------     -----------
  Unused Bank Commitments............    $  161,901     $        -    $         -     $   161,901
                                         ==========     ==========    ===========     ===========

With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At March 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.2%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the credit agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first three months of 2003, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

The commitments under the revolving loan facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $22,550 in 2004, $45,100 in 2005, $67,650 in 2006, $135,300 in 2007 and a
final reduction of $180,400 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Aggregate term loan payments under the bank credit facilities are $4,038 in 2003, $15,913 in 2004, $27,788 in 2005, 2006 and 2007,
$15,913 in 2008 and $373,503 in 2009. In the fourth quarter of 2002, the Company made voluntary pre-payments towards the term loans A and B in the amounts of $5,000 and $21,000, respectively.

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

The bank credit facilities and senior notes of the Company contain certain customary events of default which generally give the banks or the note holders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities, these events include:

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

SENIOR NOTES

The 8 1/2% Senior Notes mature in February 2006, the 7 5/8% Senior Notes mature in April 2008 and the 8 7/8% Senior Notes mature in May 2011.

On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months ahead of maturity. The Company funded this transaction with additional borrowings under its credit facilities. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other, net on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2003.

COVENANT COMPLIANCE

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

The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner. To provide greater clarity, as of and for the three months ended March 31, 2003, the Company has in addition made information available to its banks and certain other lending institutions as to the composition of its intercompany transactions (including licensing and cross promotion) and Asset-for-Equity transactions.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit agreement. The purpose of providing this information is to provide more clarity to the substantial amount of disclosure already provided. Under its various credit and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's credit and senior note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes, and its results (positive or negative) are not reflected in the EBITDA of the Restricted Group, as defined in the Company's credit agreement for purposes of determining compliance with certain financial covenants under this agreement. Under the Company's credit agreement, for purposes of the leverage ratio, EBITDA of the Restricted Group is defined as the EBITDA for Restricted Subsidiaries which excludes losses of our Unrestricted subsidiaries, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

As calculated per the definition within leverage covenants in the Company's credit agreement, EBITDA of the Restricted Group (as defined) for the twelve and three months ended March 31, 2003 was $371,852 and $68,745, respectively. The Segment EBITDA as reported for the twelve and three months ended March 31, 2003 was $262,890 and $45,971, respectively. The EBITDA of the Unrestricted Group, as defined in the credit agreement, for the twelve and three months ended March 31, 2003 was a loss of $107,630 and $22,155. The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the credit agreement to operating income (loss) for the twelve and three months ended March 31, 2003:

                                                                       For the Three     For the Twelve
                                                                        Months Ended     Months Ended
                                                                       March 31, 2003    March 31, 2003
                                                                       --------------    --------------
EBITDA of the Restricted Group                                            $ 68,745          $ 371,852
EBITDA loss of the Unrestricted Group                                      (22,155)          (107,630)
Divestiture and other adjustments                                             (619)            (1,332)
Depreciation of property and equipment                                     (12,915)           (71,220)
Amortization of intangible assets, goodwill and other                      (10,782)          (208,100)
Non-cash compensation and non-recurring charges                             (1,246)           (11,226)
Provision for severance, closures and restructuring related costs           (1,390)           (42,773)
Loss on the sales of businesses and other, net                                (351)            (8,153)
                                                                        -----------       ------------
Operating income (loss)                                                   $ 19,287          $ (78,582)
                                                                        ===========       ============

The EBITDA loss of the Unrestricted Group, as defined in the credit agreement, is comprised of the following categories:

                                                                    For the Three        For the Twelve
                                                                     Months Ended         Months Ended
                                                                       March 31,            March 31,
                                                                         2003                2003
                                                                    -------------        --------------
    Internet properties                                              $    11,052           $   65,698
    Traditional turnaround and start-up properties                         8,680               31,353
    Non-core properties                                                        -                1,048
    Related overhead and other charges                                     2,423                9,531
                                                                     -----------           ----------
                                                                     $    22,155           $  107,630
                                                                     ===========           ==========

The majority of the losses on Internet properties for the twelve months ended March 31, 2003 relate to intercompany transactions (including trademark/content licensing and cross promotion). The Company has established intercompany arrangements that implement transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms length basis and as permitted by the credit and senior note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

The calculation of the Company's leverage ratio, as required under the credit agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At March 31, 2003, this leverage ratio was approximately 4.8 to 1.

The following are certain contractual obligations of the Company as of March 31, 2003:

                                                            LESS THAN                                         AFTER
CONTRACTUAL  OBLIGATIONS                        TOTAL        1 YEAR         1-3 YEARS      4-5 YEARS         5 YEARS
------------------------                        -----       ---------       ---------      ---------       -----------
Long-term debt.............................  $ 1,748,541    $   4,038       $ 334,743      $ 145,176       $ 1,264,584
Capital lease obligations..................       23,854        3,670           4,329          3,294            12,561
Operating leases...........................      275,839       42,426          76,143         59,150            98,120
                                             -----------    ---------       ---------      ---------       -----------
Total .....................................  $ 2,048,234    $  50,134       $ 415,215      $ 207,620       $ 1,375,265
                                             ===========    =========       =========      =========       ===========

The Company has other commitments in the form of letters of credit of $19,099 aggregate face value which expire on or before March 31, 2004.

The Company has no variable interest (otherwise known as "special purpose") entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business disclosed above and the contingent liability with NBC Sports relating to the Gravity Games, which is more fully disclosed below.

OTHER ARRANGEMENTS

In connection with the About merger in 2001, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock and options to purchase 3,482,300 shares of PRIMEDIA common stock. These shares and options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $739 and $1,411 was recorded for the three months ended March 31, 2003 and 2002, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

Two senior executives of About also entered into share lockup agreements with the Company. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall ("the Shortfall Payment"). During the three months ended March 31, 2002, the Company recorded a $3,037 charge related to these share lockup agreements. In 2002, the Company paid approximately $21,000 related to these agreements.

During 2002, the Board of Directors authorized the exchange by the Company of up to $165,000 of exchangeable preferred stock. During the three months ended March 31, 2002, the Company exchanged $7,066 liquidation value of Series H Exchangeable Preferred Stock, with a carrying value of $6,911, for 1,144,778 shares of common stock. The gain of $2,978 for the three months ended March 31, 2002 is included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statement of consolidated operations.

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock (excluding dividends) at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind (36,448 shares of Series J Convertible Preferred Stock) valued at $4,556 during the three months ended March 31, 2003 and (32,227 shares of Series J Convertible Preferred Stock) valued at $4,028 during the three months ended March 31, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

As the Series J Convertible Preferred Stock was outstanding for twelve months from the date of issuance, KKR 1996 Fund received the additional warrants to purchase 4,000,000 shares of common stock during 2001 and 2002. The Company ascribed a value of $6,389 to these warrants using the Black Scholes pricing model. These warrants expire ten years from the date of issuance or upon a change in control.

CONTINGENCIES

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

During 2002, PRIMEDIA contributed the Gravity Games, acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA, on one hand, and Octagon Marketing and Athlete Representation, Inc., on the other hand, with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC during 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The LLC satisfied all of its payment obligations due NBC in 2002. The maximum amounts for which PRIMEDIA could be liable would be $2,200 in 2003. As this liability will be contingent on the LLC's failure to pay and the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of March 31, 2003; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC of $1,134 is reflected as a component of other investments on the accompanying condensed consolidated balance sheet at March 31, 2003. The Company's share of the LLC's losses ($392) is reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the three months ended March 31, 2003.

The Company anticipates that a capital investment will be required after 2003 to continue the current business operations and to maintain profit margins at Channel One. PRIMEDIA expects spending would begin in 2004 and extend over a three-year period. However, management is pursuing alternative solutions which would decrease the required capital investment of the Company and provide additional significant revenue streams.

As of and for the three months ended March 31, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the first three months of 2003, there were no significant changes related to the Company's critical accounting policies and estimates.

PROVISION FOR SEVERANCE, CLOSURES AND RESTRUCTURING RELATED COSTS

During 2003 and 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000. These initiatives were enacted to integrate the operations of the Company and consolidate many functions and facilities. The company expects that these plans will continue to result in future savings. Effective January 1, 2003, the Company has accounted for all severance, closures and restructuring related costs in accordance with SFAS 146.

Details of the initiatives implemented and the payments made in furtherance of these plans during the three months ended March 31, 2003 and 2002 are presented in the following tables:

                                                    Net Provision for            Payments
                                                          the                   during the
                                                      Three Months             Three Months
                              Liability as of            Ended                     Ended           Liability as of
                              January 1, 2003        March 31, 2003           March 31, 2003       March 31, 2003
                              ---------------       -----------------         --------------       ---------------
Employee related
  termination costs.....      $         5,199        $         1,244          $       (1,453)      $         4,990
Termination of
  contracts.............                1,729                      -                    (177)                1,552
Termination of
  leases related to
  office closures.......               42,506                    146                  (2,273)               40,379
                              ---------------        ---------------          --------------       ---------------
Total severance and
  closure costs........       $        49,434        $         1,390          $       (3,903)      $        46,921
                              ===============        ===============          ==============       ===============

                                                     Net Provision for           Payments
                                                           the                  during the
                                                       Three Months            Three Months
                              Liability as of             Ended                    Ended           Liability as of
                              January 1, 2002         March 31, 2002          March 31, 2002        March 31, 2002
                              ---------------       -----------------         --------------       ---------------
Severance and closures:
Employee related
  termination costs.......    $         9,043        $         2,079          $       (4,433)      $         6,689
Termination of
  contracts...............              2,318                      -                  (1,071)                1,247
Termination of leases
  related to office
  closures................             13,037                  8,321                  (1,708)               19,650
                              ---------------        ---------------          --------------       ---------------
                                       24,398                 10,400                  (7,212)               27,586
                              ---------------        ---------------          --------------       ---------------

Restructuring related:
Relocation and other
  employee costs..........                  -                    131                    (131)                    -
                              ---------------        ---------------          --------------       ---------------
                                            -                    131                    (131)                    -
                              ---------------        ---------------          --------------       ---------------

Total severance,
  closures and
  restructuring related
  costs...................    $        24,398        $        10,531          $       (7,343)      $        27,586
                              ===============        ===============          ==============       ===============

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is pursuing subleases of its available office space. The leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,812 individuals that they would be terminated under these plans, of which 56 individuals were notified during the three months ended March 31, 2003. As of March 31, 2003, all but seven of those individuals have been terminated.

The Company expects to realize sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with employee terminations within approximately a one-year period. Savings from terminations of contracts and leases will be realized over the estimated life of the contract or lease.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2002 and 2003 the Company adopted a series of accounting pronouncements, as recommended by the FASB and EITF. These changes are summarized below.

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

ADOPTION OF SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", REGARDING IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS, EFFECTIVE JANUARY 1, 2002

On January 1, 2002, the Company adopted SFAS 142, which requires the evaluation of goodwill for impairment at the reporting unit level within six months of mandatory adoption of this Standard. As required by SFAS 142, the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 using a relief from royalty valuation model, and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508, of which $219,314 relates to the Consumer segment and $169,194 relates to the Business-to-Business segment. Previously issued financial statements as of March 31, 2002 and for the three months then ended have been restated to reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

The Company's SFAS 142 evaluations have been performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company's annual budgeting and forecasting process, with any impairment classified as an operating expense.

Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $3,300 and $6,000 during the three months ended March 31, 2003 and 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142.

Since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $10,000 to increase the deferred tax liabilities during the remaining nine months of 2003.

ADOPTION OF SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", EFFECTIVE JANUARY 1, 2003

In August 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective January 1, 2003, in accordance with its provisions, and the adoption has not had a material impact on the Company's results of operations or financial position.

ADOPTION OF SFAS 144, "ACCOUNTING FOR THE DISPOSAL OF LONG-LIVED ASSETS", EFFECTIVE JANUARY 1, 2002

In August 2001, the FASB issued SFAS 144, which superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121. The Company adopted SFAS 144 on January 1, 2002, and as a result, the operations of the Modern Bride Group, ExitInfo, DOLL READER, CHICAGO, HORTICULTURE, IN NEW YORK and the American Baby Group were recorded as discontinued operations for the periods prior to their respective divestiture dates. Discontinued operations includes sales of $27,587 and income of $5,050 (including a gain on sale of $6,509) for the three months ended March 31, 2002. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $1,143 for the three months ended March 31, 2002. No tax provision was associated with the discontinued operations as the Company had available net operating loss carryforwards. For the three months ended March 31, 2003, discontinued operations includes a loss on sales of businesses of $1,015 related to the finalization of certain 2002 divestiture transactions.

As a result of the adoption of SFAS 144, the Company reclassified amounts from sales, net to discontinued operations for the three months ended March 31, 2002, as follows:

                                                                             Three Months Ended
                                                                               March 31, 2002
                                                                             ------------------
     Sales, net (as originally reported, which reflects a
     reclassification of $4,426 related to the sale of Modern Bride
     Group which occurred in the first quarter of 2002)                      $          412,090

     Less: Effect of SFAS 144                                                            23,161
                                                                             ------------------

     Sales, net (as reclassified)                                            $          388,929
                                                                             ==================

EARLY ADOPTION IN 2002 OF SFAS 145, "RESCISSION OF FASB STATEMENTS NOS. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS"

In April 2002, the FASB issued SFAS 145, which for most companies will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt (an Amendment of APB Opinion No. 30)." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion 30. The Company early adopted SFAS 145 in 2002 in accordance with the provisions of the statement.

ADOPTION OF SFAS 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES", EFFECTIVE FOR TRANSACTIONS INITIATED AFTER DECEMBER 31, 2002

In June 2002, the FASB issued SFAS 146, which superseded EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002.

ADOPTION OF SFAS 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
 DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123", EFFECTIVE FOR ANNUAL PERIODS ENDING AFTER DECEMBER 15, 2002

In December 2002, the FASB issued SFAS 148 which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December
15, 2002. On January 1, 2003, the Company adopted certain provisions of SFAS 148, which did not have a material impact on the Company's results of operations or financial position.

SFAS 123 provides for a fair-value based method of accounting for employee stock options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under APB 25, "Accounting for Stock Issued to Employees". Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Assuming the Company had accounted for the options in accordance with SFAS 123, the estimated non-cash option expense would have approximated $6,569 and $9,276 for the three months ended March 31, 2003 and 2002, respectively.

ADOPTION OF FASB INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE
 REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34"

In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") which clarifies the requirements of SFAS 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. Effective January 1, 2003, the Company has adopted FIN 45 which has not had a material impact on the Company's results of operations or financial position.

ADOPTION OF FASB INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES"

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective January 31, 2003, the Company has adopted FIN 46 which has not had a material impact on the Company's results of operations or financial position.

ISSUANCE OF SFAS 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial results.

RECENT DEVELOPMENTS

On April 17, 2003, the Company announced that Tom Rogers resigned as Chairman and Chief Executive Officer of PRIMEDIA. That decision was made mutually by Mr. Rogers and the Board of Directors based on differences regarding the future direction of the Company. Certain of the terms of Mr. Rogers' settlement have not yet been finalized. Dean B. Nelson, Chief Executive Officer of Capstone Consulting LLC, an independent consulting firm that works exclusively with Kohlberg Kravis Roberts & Co. portfolio companies, was named Interim Chairman and was elected to the Board of Directors, and Charles G. McCurdy, President of PRIMEDIA, was named Interim Chief Executive Officer. The Board of Directors has initiated a search for a permanent Chairman and Chief Executive Officer among both internal and external candidates.

On April 23, 2003, the Company entered into a definitive agreement to sell SEVENTEEN magazine and its companion properties, including SEVENTEEN branded properties, Teen magazine, seventeen.com, teenmag.com and Cover Concepts, to The Hearst Corporation for total cash consideration of $182,400, subject to standard post-closing adjustments. Proceeds from the sale are expected to exceed its net carrying value. The Company intends to use the proceeds to repay borrowings under its revolving loan facilities and to invest in PRIMEDIA's businesses, thereby enabling the Company to use available liquidity under its revolving loan facilities to redeem or repurchase capital obligations of the Company. In connection with this divestiture, the Company agreed to provide certain services to the purchaser including space rental, finance staff support and systems support at negotiated rates over specified terms. In accordance with SFAS 144, the operating results of SEVENTEEN magazine and its companion properties will be reclassified to discontinued operations effective the second quarter of 2003. In May 2003, the Company received U.S. regulatory approval of the sale of SEVENTEEN magazine and its companion properties and expects to finalize the transactions within the next several weeks.

The following tables represent reported sales, net, reported Segment EBITDA and reported operating income (loss) for the three months ended March 31, 2003 and 2002, adjusted for the divestiture of SEVENTEEN magazine and its companion properties.

                                   Three Months Ended March 31,2003            Three Months Ended March 31,2002
                                As Reported    Adjustment   As Adjusted     As Reported     Adjustment   As Adjusted
                                ---------------------------------------     ----------------------------------------
Sales, net (as reported)        $ 375,801      $ (24,307)     $ 351,494     $  388,929      $ (24,584)     $ 364,345
                                =======================================     ========================================
Segment EBITDA                  $  45,971      $  (4,259)     $  41,712     $   29,913      $  (2,804)     $  27,109

Non-cash compensation and
  non-recurring charges            (1,246)             -         (1,246)        (5,685)             -         (5,685)

Provision for severance,
  closures and
  restructuring related
  costs                            (1,390)             -         (1,390)       (10,531)             -        (10,531)

(Loss) gain on sales of
  businesses and other, net          (351)           (37)          (388)           555              -            555

Depreciation of property
  and equipment                   (12,915)           271        (12,644)       (14,842)           303        (14,539)

Amortization of
  intangible assets and
  other                           (10,782)            83        (10,699)       (22,642)           301        (22,341)
                                ---------------------------------------     ----------------------------------------

Operating income (loss)         $  19,287      $  (3,942)     $  15,345     $  (23,232)     $  (2,200)     $ (25,432)
                                =======================================     ========================================

Adjustment amounts include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resources and information technology costs but exclude general overhead costs.


As a result of the expected sale of SEVENTEEN magazine and its companion properties and the continued integration and consolidation of functions and facilities, both in the Consumer and Business-to-Business segments and Corporate, the Company expects to record a provision for severance, closures and restructuring related costs in the second quarter relating primarily to employee severance. Although the amount has not yet been determined, it is not expected to exceed $3,000 for the second quarter of 2003.

In May 2003, the Company completed an offering of $300,000, 8% Senior Notes due May 15, 2013. The net proceeds from the offering were approximately $294,000 which the Company intends to use to repay borrowings under its revolving loan facilities and for general corporate purposes. Subsequently, the Company intends to re-borrow approximately $292,000 under these facilities to repurchase or redeem its 8 1/2% Senior Notes due 2006.

In May 2003, Standard & Poor's revised its outlook on PRIMEDIA Inc to stable from negative. At the same time, Standard & Poor's assigned its `B' rating to PRIMEDIA's $300,000 8%, privately placed, Rule 144A Senior Notes due May 15, 2013. In addition, Standard & Poor's affirmed its `B' corporate credit and other outstanding ratings on PRIMEDIA. Moody's outlook remains negative. Also, Moody's assigned a 'B3' corporate credit rating to PRIMEDIA's $300,000, 8% Senior Notes, and a SGL-2 speculative grade liquidity rating to the Company. Additionally, Moody's affirmed its `B3' corporate credit and other existing ratings for PRIMEDIA.

IMPACT OF INFLATION AND OTHER COSTS

The impact of inflation was immaterial during 2002 and through the first three months of 2003. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 12% effective July 1, 2002. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. In the first three months of 2003, paper costs represented approximately 7% of the Company's total operating costs and expenses. The Company's paper expense decreased approximately 20% during the first three months of 2003 compared to 2002. The Company attributes the decrease in paper expenses to the continuing decline of paper prices generally, as well as the smaller folio sizes of magazines, primarily in the Business-to-Business segment, that have seen significant advertising declines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three months of 2003, there were no significant changes related to the Company's market risk exposure.

ITEM 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
    Our chief executive officer ("CEO") and chief financial officer ("CFO") are responsible for, and have established, and maintained, Disclosure Controls and Procedures, and have evaluated the effectiveness of those controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date").

    In discharging these responsibilities, among other actions, the CEO and the CFO have caused the Company to do the following:

- Required that the Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 adapted to their particular responsibilities be signed by key senior operating executives and financial executives responsible for the various operations of the Company (aggregating over 50 key executives).
- Distributed an updated version of the PRIMEDIA Financial Policies to the business units to ensure compliance with internal policies, as well as generally accepted accounting principles.
- Distributed a Section 302 Certification Diagnostics Form which was completed by the Company's operating units and is designed to help ensure that the appropriate control processes are in place to support the CEO's and CFO's disclosure controls certification responsibilities.
- Distributed Disclosure Controls and Procedures Guidelines to ensure that the Company has effective mechanisms for the timely collection, analysis and dissemination of material information.
- Established, in accordance with SEC regulations, a Disclosure Committee consisting of five senior executives of the Company whose charge is to ensure that disclosure issues are identified and communicated to the Disclosure Committee.
- On March 12, 2003, the Board of Directors adopted a Code of Business Conduct and Ethics (the "Code"). The Code applies to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code has been distributed to all employees of the Company and is also found on the Company's website under the caption "Company Overview - Code of Business Conduct and Ethics".
- Established a toll-free hotline for employees to register concerns about the Company's accounting and auditing practices. The Company has informed all of the employees of the Company of the availability of the hotline and how to use it. The hotline is administered by an outside provider and reports of all calls will be provided directly to the Chairman of the Audit Committee.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In February 2003, the Company issued to Michael Tokarz, a former Director of the Company, 29,284 shares of the Company's unregistered Common Stock as compensation for his services as a director from October 1998 to May 2002. Mr. Tokarz was permitted to defer the payment of his director's fees and receive the fees in the form of Common Stock pursuant to the Directors' Deferred Compensation Plan. Mr. Tokarz deferred the payment of an aggregate of $186,367 of directors' fees that he would have otherwise received in cash at the time the services were provided. The issuance of securities to Mr. Tokarz was made by the Company in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder, as an offering not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
4 --- 8% Senior Notes Indenture (including form of note and form of guarantee). (*)
99.1 --- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Charles G. McCurdy. (*)
99.2 --- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Lawrence
R. Rutkowski. (*)

----------
(*) Filed herewith


(b) Reports on Form 8-K during the quarter ended March 31, 2003
      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PRIMEDIA INC.
                                (Registrant)


    Date:  May 15, 2003     /s/ Charles G. McCurdy
                            -------------------------------------------------
                                  (Signature)
                            Interim Chief Executive Officer and President
                              (Principal Executive Officer)


    Date:  May 15, 2003     /s/ Lawrence R. Rutkowski
                            -------------------------------------------------
                                  (Signature)
                            Executive Vice President and Chief Financial Officer
                              (Principal Financial Officer)

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles G. McCurdy, Interim Chief Executive Officer and President of the Company, certify that:

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


/s/ Charles G. McCurdy


Charles G. McCurdy
Interim Chief Executive Officer and President
May 15, 2003

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

/s/ Lawrence R. Rutkowski


Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer
May 15, 2003

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
    4          8% Senior Note Indenture (including form of note and form of guarantee)
   99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Charles G. McCurdy.
   99.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Lawrence R. Rutkowski.