Form 10-Q
period 2003-06-30
PRIMEDIA INC
filed 2003-08-14
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended: June 30, 2003

Commission file number: 1-11106

PRIMEDIA Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3647573 (I.R.S. Employer Identification No.)
745 Fifth Avenue, New York, New York (Address of principal executive offices)	10151 (Zip Code)

Registrant's telephone number, including area code (212) 745-0100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒            No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒            No  ☐

        Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of July 31, 2003: 259,604,498.

PRIMEDIA Inc.
INDEX

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,575	$18,553
Accounts receivable, net	184,305	219,177
Inventories, net	24,501	24,321
Prepaid expenses and other	45,004	42,620

Total current assets	277,385	304,671
Property and equipment, net	116,333	127,950
Other intangible assets, net	299,635	351,021
Goodwill, net	945,751	972,539
Other investments	5,305	21,268
Other non-current assets	54,588	58,171

	$1,698,997	$1,835,620

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$78,723	$109,911
Accrued interest payable	17,003	25,835
Accrued expenses and other	214,903	224,423
Deferred revenues	163,770	185,121
Current maturities of long-term debt	7,464	7,661

Total current liabilities	481,863	552,951

Long-term debt	1,625,309	1,727,677

Deferred revenues	35,255	41,466

Deferred income taxes	56,150	49,500

Other non-current liabilities	25,823	23,359

Exchangeable preferred stock (aggregate liquidation and redemption value of $477,059 and $493,409 at June 30, 2003 and December 31, 2002, respectively)	469,093	484,465

Shareholders' deficiency:
Series J convertible preferred stock ($.01 par value, 1,240,359 shares and 1,166,324 shares issued and outstanding, aggregate liquidation and redemption values of $155,045 and $145,791 at June 30, 2003 and December 31, 2002, respectively)	154,692	145,351
Common stock ($.01 par value, 350,000,000 shares authorized at June 30, 2003 and December 31, 2002 and 267,946,496 and 267,505,223 shares issued at June 30, 2003 and December 31, 2002, respectively)	2,679	2,675
Additional paid-in capital (including warrants of $31,690 at June 30, 2003 and December 31, 2002)	2,336,989	2,336,091
Accumulated deficit	(3,408,083)	(3,445,083)
Accumulated other comprehensive loss	(223)	(247)
Unearned compensation	(2,988)	(4,730)
Common stock in treasury, at cost (8,610,491 shares and 8,639,775 shares at June 30, 2003 and December 31, 2002, respectively)	(77,562)	(77,855)

Total shareholders' deficiency	(994,496)	(1,043,798)

	$1,698,997	$1,835,620

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands, except per share amounts)
Sales, net	$716,430	$751,077
Operating costs and expenses:
Cost of goods sold	158,976	177,799
Marketing and selling	153,720	165,647
Distribution, circulation and fulfillment	120,363	127,813
Editorial	62,121	68,920
Other general expenses	98,832	106,452
Corporate administrative expenses (excluding $2,023 and $7,746 of non-cash compensation and non-recurring charges in 2003 and 2002, respectively)	14,053	16,452
Depreciation of property and equipment	27,304	30,905
Amortization of intangible assets and other (including $4,844 of provision for impairments in 2002)	20,698	38,715
Severance related to separated senior executives	5,576	—
Non-cash compensation and non-recurring charges	2,023	7,746
Provision for severance, closures and restructuring related costs	3,746	25,093
Loss on sale of businesses and other, net	1,502	2,131

Operating income (loss)	47,516	(16,596)
Other expense:
Provision for impairment of investments	(7,727)	(7,557)
Interest expense	(65,209)	(71,810)
Amortization of deferred financing costs	(1,244)	(1,722)
Other, net	(3,999)	(1,682)

Loss from continuing operations before income tax expense	(30,663)	(99,367)
Income tax expense	(7,051)	(64,487)

Loss from continuing operations	(37,714)	(163,854)
Discontinued operations (including gain on sales of businesses, net of tax of $102,770 and $10,579 in 2003 and 2002, respectively)	106,371	11,460
Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards No. 142)	—	(388,508)

Net income (loss)	68,657	(540,902)
Preferred stock dividends and related accretion, net (including $944 and $28,301 gain on exchange of exchangeable preferred stock in 2003 and 2002, respectively)	(32,011)	(15,952)

Income (loss) applicable to common shareholders	$36,646	$(556,854)

Per common share:
Loss from continuing operations	$(0.27)	$(0.72)
Discontinued operations	0.41	0.05
Cumulative effect of a change in accounting principle	—	(1.56)

Basic and diluted income (loss) applicable to common shareholders	$0.14	$(2.23)

Basic and diluted common shares outstanding	258,945,403	249,349,254

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
	(dollars in thousands, except per share amounts)
Sales, net	$364,936	$386,732
Operating costs and expenses:
Cost of goods sold	79,540	91,162
Marketing and selling	72,273	77,422
Distribution, circulation and fulfillment	59,465	63,069
Editorial	30,306	33,149
Other general expenses	50,027	52,955
Corporate administrative expenses (excluding $777 and $2,061 of non-cash compensation and non-recurring charges in 2003 and 2002, respectively)	6,672	8,090
Depreciation of property and equipment	14,785	16,490
Amortization of intangible assets and other	9,967	16,324
Severance related to separated senior executives	5,576	—
Non-cash compensation and non-recurring charges	777	2,061
Provision for severance, closures and restructuring related costs	2,356	14,562
Loss on sale of businesses and other, net	1,114	2,686

Operating income	32,078	8,762
Other income (expense):
Provision for impairment of investments	(7,727)	(4,098)
Interest expense	(31,752)	(36,244)
Amortization of deferred financing costs	(503)	(772)
Other, net	(3,396)	169

Loss from continuing operations before income tax expense	(11,300)	(32,183)
Income tax expense	(3,333)	(6,500)

Loss from continuing operations	(14,633)	(38,683)
Discontinued operations (including gain on sales of businesses, net of tax of $103,748 and $4,069 in 2003 and 2002, respectively)	103,537	4,287

Net income (loss)	88,904	(34,396)
Preferred stock dividends and related accretion, net (including $944 and $25,323 gain on exchange of exchangeable preferred stock in 2003 and 2002, respectively)	(15,578)	3,478

Income (loss) applicable to common shareholders	$73,326	$(30,918)

Per common share:
Loss from continuing operations	$(0.12)	$(0.14)
Discontinued operations	0.40	0.02

Basic and diluted income (loss) applicable to common shareholders	$0.28	$(0.12)

Basic and diluted common shares outstanding	259,003,962	255,514,428

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Operating activities:
Net income (loss)	$68,657	$(540,902)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(23,304)	535,312
Changes in operating assets and liabilities	(47,073)	(4,314)

Net cash used in operating activities	(1,720)	(9,904)

Investing activities:
Additions to property, equipment and other, net	(21,166)	(19,128)
Proceeds from sales of businesses and other, net	182,922	87,255
Payments related to businesses acquired	(4,796)	(2,699)
Proceeds from sale of (payments for) other investments	1,008	(738)

Net cash provided by investing activities	157,968	64,690

Financing activities:
Borrowings under credit agreements	288,400	213,465
Repayments of borrowings under credit agreements	(314,312)	(254,465)
Payments for redemptions of senior notes	(375,675)	—
Proceeds from issuance of 8% Senior Notes	300,000	—
Proceeds from issuances of common stock, net	569	891
Purchases of common stock for the treasury	(19,367)	—
Dividends paid to preferred stock shareholders	(22,921)	(26,263)
Deferred financing costs paid	(5,977)	—
Other	(1,943)	(2,407)

Net cash used in financing activities	(151,226)	(68,779)

Increase (decrease) in cash and cash equivalents	5,022	(13,993)
Cash and cash equivalents, beginning of period	18,553	33,588

Cash and cash equivalents, end of period	$23,575	$19,595

Supplemental information:
Cash interest paid	$69,336	$71,440

Cash taxes paid (refunded), net	$99	$(98)

Non-cash activities:
Issuance of warrants in connection with Emap acquisition and related financing	$—	$4,148

Accretion in carrying value of exchangeable and convertible preferred stock	$781	$5,446

Payments of dividends-in-kind on Series J Convertible Preferred Stock	$9,254	$8,182

Carrying value of exchangeable preferred stock exchanged to common stock	$16,066	$69,934

Fair value of common stock issued in connection with exchange of exchangeable preferred stock	$15,122	$41,633

Asset-for-equity investments	$—	$2,690

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.    Basis of Presentation

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2003 and December 31, 2002 and the consolidated results of operations of the Company for the six and three months ended June 30, 2003 and 2002, and consolidated cash flows of the Company for the six month periods ended June 30, 2003 and 2002 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2002, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The operating results for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the six and three month periods ended June 30, 2003.

Recent Accounting Pronouncements

        In 2002 and 2003, the Company adopted a series of accounting pronouncements, as required by the Financial Accounting Standards Board ("FASB"). These changes are summarized below.

        Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets"

        In July 2001, the FASB issued SFAS 142, which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill and indefinite lived intangible assets on a prospective basis and requires companies to assess goodwill and indefinite lived intangible assets for impairment, at least annually. The Company adopted certain provisions of SFAS 142 in connection with the EMAP, Inc. ("EMAP") acquisition in 2001 and fully adopted the SFAS 142 accounting rules on January 1, 2002 (See Note 5).

        SFAS 143, "Accounting for Asset Retirement Obligations"

        In August 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, the Company adopted SFAS 143 which has not had a material impact on the Company's results of operations or financial position.

        SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

        In August 2001, the FASB issued SFAS 144, which superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121. The Company adopted SFAS 144 on January 1, 2002, and as a result, the results of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group, which were sold during 2002, and Seventeen Magazine and related teen properties, which were sold in the second quarter of 2003, were recorded as discontinued operations for the periods prior to their respective divestiture dates. For the six and three months ended June 30, 2003, discontinued operations includes a net loss on sale of businesses, related to the finalization of certain 2002 divestiture transactions. Discontinued Operations includes sales of $10,855 and $40,523, and income of $103,537 and $4,287 (including a gain on sale of $103,748 and $4,069) for the three months ended June 30, 2003 and 2002, respectively, and sales of $35,161 and $92,694, and income of $106,371 and $11,460 (including a gain on sale of $102,770 and $10,579) for the six months ended June 30, 2003 and 2002, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These expenses were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $442 and $1,575 for the three months ended June 30, 2003 and 2002, respectively, and $1,131 and $3,994 for the six months ended June 30, 2003 and 2002, respectively. The Company recorded a state income tax provision of $1,000 associated with the divestiture of Seventeen and its related teen properties which is included in discontinued operations on the condensed statements of consolidated operations for the six and three months ended June 30, 2003.

        In accordance with SFAS 144, the Company reclassified amounts from sales, net, to discontinued operations for the six and three months ended June 30, 2002, as follows:

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002
Sales, net (as originally reported, which reflects a reclassification of $13,581 and $4,702 for the six and three months ended June 30, 2002, respectively, related to the sale of the Modern Bride Group and ExitInfo)	$830,190	$422,553
Less: Additional SFAS 144 adjustments for divestitures subsequent to June 30, 2002	79,113	35,821

Sales, net (as reclassified)	$751,077	$386,732

        SFAS 145, "Rescission of FASB Statements No's. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"

        In April 2002, the FASB issued SFAS 145, which for most companies will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from

Extinguishment of Debt (an Amendment of APB Opinion No. 30)." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion 30. In 2002, the Company early adopted SFAS 145 in accordance with the provisions of the statement. Losses from the extinguishment of debt have been included in other, net, on the condensed statements of consolidated operations (see Note 8).

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

        SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123"

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

        Most of the Company's options are exercisable at the rate of 20%—25% per year over a four to five-year period commencing on the effective date of the grant. Most options granted will expire no later than ten years from the date the option was granted. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under the Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Reported Net Income (Loss) Applicable to Common Shareholders	$36,646	$(556,854)	$73,326	$(30,918)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(13,573)	(18,862)	(7,004)	(9,586)

Pro forma Net Income (Loss) Applicable to common shareholders	$23,073	$(575,716)	$66,322	$(40,504)

Income (Loss) Per Common Share:
Reported basic and diluted income (loss) per share	$0.14	$(2.23)	$0.28	$(0.12)
Pro forma basic and diluted income (loss) per share	$0.09	$(2.31)	$0.26	$(0.16)

        The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used for the six months ended June 30, 2003 and 2002, respectively: risk-free interest rates of 3.87% and 4.61%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 122% and 122%; and a weighted—average expected life of the options of ten years. For the three months ended June 30, 2003 and 2002, respectively, the following weighted average assumptions were used: risk-free interest rates of 3.82% and 4.61%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 122% and 122%; and a weighted average expected life of the options of ten years. The estimated fair value of options granted during the six months ended June 30, 2003 and 2002 was $29 and $17,213, respectively, and $15 and $16,882 during the three months ended June 30, 2003 and 2002, respectively.

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

        SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. Subsequent to June 30, 2003, the Company was not a party to and has not entered into any derivative contracts.

        SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

        In May 2003, the FASB issued SFAS 150, which establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity as liabilities (or as assets in some circumstances). SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003,and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact that this statement will have on its results of operations and financial position.

Barter Transactions

        The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and trade show space and booths. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is recognized as incurred. Sales from barter transactions were approximately $7,300 and $8,900 for the six months ended June 30, 2003 and 2002, respectively, and $3,200 and $3,400 for the three months ended June 30, 2003 and 2002, respectively, with equal related expense amounts in each six and three month period.

2.    Divestitures

        On February 28, 2002, the Company completed the sale of the Modern Bride Group, the results of which have been included in discontinued operations in accordance with SFAS 144. The related gain on sale of the Modern Bride Group of $6,422 has been included in discontinued operations on the accompanying condensed statement of consolidated operations for the six months ended June 30, 2002. In connection with this divestiture, the Company agreed to provide certain services to the purchasers including space rental and finance staff support and sales and systems support at negotiated rates over specified terms. Proceeds from the sale were approximately $50,000 and were used to pay down the Company's borrowings under the credit facility.

        On June 28, 2002, the Company completed the sale of ExitInfo, the results of which have been included in discontinued operations in accordance with SFAS 144. The related gain on sale of ExitInfo of $4,157 is included in discontinued operations on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2002. Proceeds from the sale of approximately $23,000 were used to pay down the Company's borrowings under the credit facility.

        During the remaining six months of 2002, the Company completed several other divestitures whose results have been reclassified as discontinued operations in accordance with SFAS 144. These divestitures include Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group. Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified to conform to the current year presentation.

        During the six and three months ended June 30, 2003, the net Company finalized certain aspects of the dispositions which were classified as discontinued operations in 2002 and recognized a net loss of $1,534 and $556, respectively.

        On May 30, 2003, the Company completed the sale of Seventeen magazine and its companion properties including a number of Seventeen branded assets, Teen magazine, Seventeen.com, teenmag.com and Cover Concepts, an in-school marketing unit, to The Hearst Corporation. The related gain on the sale of $104,304, net of tax, for the three months ended June 30, 2003 has been included in discontinued operations on the accompanying condensed statement of consolidated operations in accordance with SFAS 144. In connection with this divestiture, the Company agreed to provide certain services to the purchasers including space rental, financial staffing and support, and website hosting services at negotiated rates over specified terms. Proceeds from the sale were approximately $182,400, subject to standard post closing adjustments, and were used to pay down the Company's borrowings under the credit facility.

        In addition, during the six and three months ended June 30, 2003 and 2002, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144. The related net loss on the sale of these businesses of $1,502 and $2,131 for the six months ended June 30, 2003 and 2002, respectively, and $1,114 and $2,686 for the three months ended June 30, 2003 and 2002, respectively, is included in loss on sale of businesses and other, net, on the accompanying condensed statements of consolidated operations.

3.    Accounts Receivable, Net

        Accounts receivable, net, consist of the following:

	June 30, 2003	December 31, 2002
Accounts Receivable	$208,403	$246,234
Less: Allowance for doubtful accounts	16,780	17,629
Allowance for returns and rebates	7,318	9,428

	$184,305	$219,177

4.    Inventories, net

        Inventories, net, consist of the following:

	June 30, 2003	December 31, 2002
Finished goods	$8,145	$7,897
Work in process	5	73
Raw materials	18,763	19,165

	26,913	27,135
Less: Allowance for obsolescence	2,412	2,814

	$24,501	$24,321

5.    Goodwill, Other Intangible Assets and Other

        As required under SFAS 142, the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment upon adoption on January 1, 2002 and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508 effective in the first quarter 2002, of which $219,314 relates to the Consumer segment and $169,194 relates to the Business-to-Business segment. Previously issued financial statements as of June 30, 2002 and for the six and three months then ended have been restated to reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

        The Company's SFAS 142 evaluations have been performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually in conjunction with the Company's annual budgeting and forecasting process, with any impairment classified as an operating expense.

        Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of $52,000 on January 1, 2002 and $6,650 and $12,500 during the six months ended June 30, 2003 and 2002, respectively, and $3,325 and $6,500 during the three months ended June 30, 2003 and 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142.

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

        Changes in the carrying amount of goodwill for the six months ended June 30, 2003, by operating segment, are as follows:

	Six Months Ended June 30, 2003
	Consumer Segment	Business- to- Business Segment	Total
Balance as of January 1, 2003	$830,748	$141,791	$972,539
Acquisitions and finalization of purchase price allocations(1)	1,737	414	2,151
Goodwill written off related to the sale of businesses and other	(28,746)	(193)	(28,939)

Balance as of June 30, 2003	$803,739	$142,012	$945,751

(1)
Primarily related to final working capital settlement for EMAP.

        Intangible assets subject to amortization consist of the following:

		June 30, 2003			December 31, 2002
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$21,013	$16,343	$4,670	$21,013	$12,841	$8,172
Subscriber and customer lists	2-20	418,943	379,275	39,668	433,584	387,201	46,383
Non-compete agreements	1-10	194,250	187,572	6,678	209,827	199,941	9,886
Trademark license agreements	2-15	2,984	2,890	94	2,967	2,880	87
Copyrights	3-20	20,550	19,255	1,295	20,550	18,901	1,649
Databases	2-12	13,583	12,654	929	13,583	12,141	1,442
Advertiser lists	.5-20	134,215	123,398	10,817	142,564	129,182	13,382
Distribution agreements	1-7	10,776	10,769	7	11,745	11,731	14
Other	1-5	9,804	9,804	—	10,099	10,099	—

		$826,118	$761,960	$64,158	$865,932	$784,917	$81,015

        Intangible assets not subject to amortization had a net carrying value of $235,477 and $270,006 at June 30, 2003 and December 31, 2002, respectively, and consisted of trademarks. Amortization expense for intangible assets still subject to amortization (excluding provision for impairment) was $16,805 and $28,376 for the six months ended June 30, 2003 and 2002, respectively, and $7,997 and $13,543 for the three months ended June 30, 2003 and 2002, respectively. Amortization of deferred wiring costs of $3,893 and $5,495 for the six months ended June 30, 2003 and 2002, respectively, and $1,970 and $2,781 for the three months ended June 30, 2003 and 2002, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At June 30, 2003, estimated future amortization expense of other intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $15,000 for the remaining six months of 2003 and approximately $18,000, $11,000, $7,000, $5,000 and $4,000 for 2004, 2005, 2006, 2007 and 2008, respectively.

6.    Other Investments

        Other investments consist of the following:

	June 30, 2003	December 31, 2002
Cost method investments	$4,467	$18,706
Equity method investments	838	2,562

	$5,305	$21,268

        The Company's cost method investments consist primarily of the PRIMEDIA Ventures, Inc. ("PRIMEDIA Ventures") investments and the assets-for-equity investments, detailed below. PRIMEDIA's equity method investments represent PRIMEDIA's investment in certain companies where PRIMEDIA has the ability to exercise significant influence over the operations (including financial and operational policies).

PRIMEDIA Ventures' Investments

        In 1998, the Company created PRIMEDIA Ventures to invest in early-stage Internet companies and other technology opportunities. For the six and three months ended June 30, 2002, the Company recorded a provision for impairment of PRIMEDIA Ventures' investments of $2,650 and $1,900, respectively, as a component of provision for impairment of investments on the accompanying condensed statements of consolidated operations. At June 30, 2003, the Company had no remaining carrying value related to the PRIMEDIA Ventures investments on the accompanying condensed consolidated balance sheet.

Assets-for-Equity Transactions

        From 2000 to 2002, the Company made a number of investments in start-up and venture-stage companies in which the Company received equity in these entities (the "Investees") in exchange for advertising, content licensing and other services ("assets-for-equity"). These transactions are recorded at the fair value of the equity securities received, which are typically based on cash consideration for like securities. For any significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. No new transactions were entered into in 2003.

        The Company's investments in Investees, included in other investments on the accompanying condensed consolidated balance sheets, totaled $2,272 ($2,067 representing cost method investments and $205 representing equity method investments) and $16,870 ($15,956 representing cost method investments and $914 representing equity method investments) at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, respectively, $141 and $4,963 relating to these arrangements is included as deferred revenues on the accompanying condensed consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for the equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements of $149 and $4,531 for the six months ended June 30, 2003 and 2002, respectively, and $76 and $1,695 for the three months ended June 30, 2003 and 2002, respectively.

        Investments are continually reviewed by the Company for impairment whenever significant events occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value. If an investment is deemed to be other than temporarily impaired, its carrying value will be reduced to fair market value. The Company recorded a net provision for impairment of its investments in certain Investees of $4,907 and $2,198 for the six and three months ended June 30, 2002, respectively, as the decline in value of the investments was deemed to be other than temporary. During the six and three months ended June 30, 2003, the Company recorded a provision for impairment of its investments in certain Investees of $7,727 as the decline in the value of the investments was deemed to be other than temporary.

        The Company recorded $710 and $2,107 of equity method losses from Investees during the six months ended June 30, 2003 and 2002, respectively, and $355 and $76 for the three months ended June 30, 2003 and 2002, respectively. These equity method losses from Investees are included in other, net on the accompanying condensed statements of consolidated operations. The Company recognized $0 and $665 of revenue related to the equity method Investees during the six months ended June 30, 2003 and 2002, respectively, and $0 and $228 for the three months ended June 30, 2003 and 2002, respectively.

Sale of Investments

        For the six and three months ended June 30, 2003, the Company sold certain PRIMEDIA Ventures and assets-for-equity investments for proceeds of $2,050 ($800 of which was received in July 2003) and realized a gain on these sales of $315. For the six and three months ended June 30, 2002, the Company sold certain PRIMEDIA Ventures investments for proceeds of $323 and $0 and realized a gain on these sales of $28 and $0, respectively. These gains are included in other, net, on the condensed statements of consolidated operations.

7.    Other Non-Current Assets

        Other non-current assets consist of the following:

	June 30, 2003	December 31, 2002
Deferred financing costs, net	$20,709	$18,144
Deferred wiring and installation costs, net	5,279	8,468
Direct-response advertising costs, net	9,981	14,709
Video mastering and programming costs, net	15,737	13,791
Other	2,882	3,059

	$54,588	$58,171

        The deferred financing costs are net of accumulated amortization of $16,289 and $12,923 at June 30, 2003 and December 31, 2002, respectively. The deferred wiring and installation costs are net of accumulated amortization of $72,956 and $69,063 at June 30, 2003 and December 31, 2002, respectively. Direct-response advertising costs are net of accumulated amortization of $52,002 and $81,621 at June 30, 2003 and December 31, 2002, respectively. Video mastering and programming costs are net of accumulated amortization of $45,785 and $42,223 at June 30, 2003 and December 31, 2002, respectively.

8.    Long-term Debt

        Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
Borrowings under the bank credit facility	$614,819	$640,731
10 1/4% Senior Notes due 2004	—	84,175
8 1/2% Senior Notes due 2006	—	291,007
7 5/8% Senior Notes due 2008	225,376	225,312
8 7/8% Senior Notes due 2011	469,553	469,299
8% Senior Notes due 2013	300,000	—

	1,609,748	1,710,524
Obligation under capital leases	23,025	24,814

	1,632,773	1,735,338
Less: Current maturities of long-term debt	7,464	7,661

	$1,625,309	$1,727,677

Bank Credit Facility

        The Company has credit facilities with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facility"). The debt under the bank credit facility agreement and as otherwise permitted under the bank credit facility agreement and the indebtedness relating to the 7 5/8 Senior Notes, 8 7/8 Senior Notes and the 8% Senior Notes of the Company (together referred to as "Senior Notes") of the Company is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facility agreement. Amounts under the bank credit facility may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. In the second quarter of 2003, the Company made voluntary pre-payments towards the term loans A and B and a voluntary permanent reduction of the revolving loan commitment in the amounts of $5,000, $21,000 and $24,000, respectively. The bank credit facility consists of the following:

	Revolver	Term A	Term B	Total
Bank Credit Facility	$427,000	$90,000	$374,819	$891,819
Borrowings Outstanding	(150,000)	(90,000)	(374,819)	(614,819)
Letters of Credit Outstanding	(19,668)	—	—	(19,668)

Unused Bank Commitments	$257,332	$—	$—	$257,332

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At June 30, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facility was 3.6%.

        Under the bank credit facility, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facility agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first and second quarters of 2003, the Company's commitment fees were paid at weighted average rates of 0.5% and 0.375%, respectively. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

        The commitments under the revolving loan portion of the bank credit facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facility are $21,350 in 2004, $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facility are $1,912 in 2003, $15,075 in 2004, $26,325 in 2005, 2006 and 2007, $15,075 in 2008 and $353,782 in 2009.

        The bank credit facility agreement, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company's common stock in excess of $75,000 in any given year.

        The bank credit facility and Senior Notes of the Company contain certain customary events of default which generally give the banks or the note holders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facility agreement these events include:

  •
  failure to maintain required covenant ratios, as described below;

  •
  failure to make a payment of principal when due or a payment of interest or fees within five days after its due date;

  •
  default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000;

  •
  occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;

  •
  entry of one judgment or decree involving a liability of $15,000 or more (or more than one involving an aggregate liability of $25,000 or more); and

  •
  occurrence of certain events constituting a change of control of the Company.

        The events of default contained in PRIMEDIA's Senior Notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facility.

        7 5/8% Senior Notes.    Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at 103.813% as of April 1, 2003 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $739 and $803 at June 30, 2003 and December 31, 2002, respectively.

        8 7/8% Senior Notes.    Interest is payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $5,947 and $6,201 at June 30, 2003 and December 31, 2002, respectively.

        8% Senior Notes.    The 8% Senior Notes were issued at par for $300,000 in May 2003. Interest is payable semi-annually in May and November at the annual rate of 8%. The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and may not be redeemed prior to May 15, 2008 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2008, the notes are redeemable in whole or in part at the option of the Company, at 104% in 2008 with annual reductions to 100% in 2011 and thereafter, plus accrued and unpaid interest. The Company has agreed to use its reasonable best efforts to consummate, within 12 months after the issue date of the notes, an offer to exchange the 8% Senior Notes for registered notes with substantially identical terms to those notes, except that the registered exchange notes will generally be freely transferable in certain circumstances, and to file and cause to become effective a shelf registration statement with respect to the resale of the registered exchange notes. Under certain circumstances if the Company is not in compliance with these obligations, the Company will be required to pay additional interest for the period it is not in compliance.

        The Senior Notes and the bank credit facility, all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

        If the Company becomes subject to a change of control, each holder of the Senior Notes will have the right to require the Company to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

Senior Note Redemptions

        On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facility. The redemption resulted in a write-off of unamortized issuance costs of $343 which is included in other, net, on the accompanying condensed statement of consolidated operations for the six months ended June 30, 2003.

        On June 16, 2003, the Company redeemed the remaining 8 1/2% Senior Notes at the carrying value of $291,073, plus accrued interest. The Company funded the transaction with the proceeds of the 8% Senior Note offering. The redemption resulted in write-offs of unamortized issuance costs of $1,810 and the unamortized discount of $427 which are included in other, net, on the accompanying condensed statements of consolidated operations, for the six and three months ended June 30, 2003.

Covenant Compliance

        On June 13, 2003, the bank credit facility agreement was amended to provide for a one-year hiatus in each of the scheduled step-downs in the permitted leverage ratio, as defined in the bank credit facility agreement. As a result of the amendment, the leverage ratio, remains at 6.0 and does not step down to 5.75 until the third quarter of 2004. This amendment enables the Company to consider alternatives to improve its capital structure, but was not necessary for the Company to remain in compliance with all of its debt covenants.

        Under the most restrictive covenants as defined in the bank credit facility agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 1.80 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.0 to 1, 2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and

January 1, 2005. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. The purpose of providing this information is to give more clarity to the substantial amount of disclosure already provided. Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facility agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the company and its restricted subsidiaries which as defined in the bank credit facility agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses. The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, which management believes is on an arms length basis and as permitted by the bank credit facility and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The scheduled repayments of all debt outstanding, net of unamortized discounts, including capital leases, as of June 30, 2003, are as follows:

Twelve Months Ended June 30,	Debt	Capital Lease Obligations	Total
2004	$3,825	$3,639	$7,464
2005	26,325	2,308	28,633
2006	26,325	1,563	27,888
2007	26,325	1,622	27,947
2008	176,325	1,736	178,061
Thereafter	1,350,623	12,157	1,362,780

	$1,609,748	$23,025	$1,632,773

9. Exchangeable Preferred Stock

        Exchangeable Preferred Stock consists of the following:

	June 30, 2003	December 31, 2002
$10.00 Series D Exchangeable Preferred Stock	$167,861	$174,531
$9.20 Series F Exchangeable Preferred Stock	93,305	99,984
$8.625 Series H Exchangeable Preferred Stock	207,927	209,950

	$469,093	$484,465

$10.00 Series D Exchangeable Preferred Stock

        The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, of which 1,699,867 and 1,769,867 shares were outstanding at June 30, 2003 and December 31, 2002, respectively. The liquidation and redemption value was $169,987 and $176,987 at June 30, 2003 and December 31, 2002, respectively.

$9.20 Series F Exchangeable Preferred Stock

        The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, of which 953,328 and 1,023,328 shares were outstanding at June 30, 2003 and December 31, 2002, respectively. The liquidation and redemption value was $95,333 and $102,333 at June 30, 2003 and December 31, 2002, respectively.

$8.625 Series H Exchangeable Preferred Stock

        The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, of which 2,117,391 and 2,140,891 shares were outstanding at June 30, 2003 and December 31, 2002, respectively. The liquidation and redemption value was $211,739 and $214,089 at June 30, 2003 and December 31, 2002, respectively.

        During the second quarter of 2003, the Company exchanged $7,000 of Series D Exchangeable Preferred Stock for 2,223,334 shares of common stock, $7,000 of Series F Exchangeable Preferred Stock for 2,124,166 shares of common stock, and $2,350 of Series H Exchangeable Preferred Stock for 693,250 shares of common stock. The Company recognized a related gain of $944 for the six and three months ended June 30, 2003, which has been included in the calculation of basic and diluted income (loss) applicable to common shareholders per common share on the condensed statements of consolidated operations. This gain is included as a component of additional paid in capital on the accompanying condensed consolidated balance sheet at June 30, 2003.

        During the six months ended June 30, 2002, the Company exchanged $19,013 of Series D Exchangeable Preferred Stock for 3,696,979 shares of common stock, $22,667 of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761 of Series H Exchangeable Preferred Stock for 5,808,050 shares of common stock. The gains of $28,301 and $25,323 for the six and three months ended June 30, 2002, respectively, are included in the calculation of basic and diluted income (loss) applicable to common shareholders per common share on the condensed statements of consolidated operations for their respective periods. The cumulative gain on these exchanges is included as a component of additional paid in capital on the accompanying condensed consolidated balance sheets.

        The exchangeable preferred stock may be redeemed in whole or in part, at the option of the Company at specified redemption prices plus accrued and unpaid dividends.

10. Series J Convertible Preferred Stock

        As of June 30, 2003 and December 31, 2002, the Company had $154,692 and $145,351 of Series J Convertible Preferred Stock outstanding, respectively. These shares are convertible at the option of the holder into approximately 17,900,000 shares of the Company's common stock (excluding dividends) at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind of 74,035 and 37,587 shares of Series J Convertible Preferred Stock valued at $9,254 and $4,698 during the six and three months ended June 30, 2003 and 65,460 and 33,234 shares of Series J Convertible Preferred Stock valued at $8,182 and $4,154, respectively, during the six and three months ended June 30, 2002. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

11. Common Stock and Related Options and Warrants

        During the second quarter of 2002, the Board of Directors approved and the shareholders ratified an amendment to the Company's Certificate of Incorporation, which increased the number of authorized shares of the Company's common stock from 300,000,000 to 350,000,000.

        In connection with the exchange of $6,150 of Series H Preferred Stock in December 2002, the Company repurchased the 2,860,465 shares of common stock exchanged for Series H Preferred Stock for $1.48 per share or $4,233. The transaction settled in January 2003.

        During the second quarter of 2003 the Company exchanged $7,000 of Series D Exchangeable Preferred Stock for 2,223,334 shares of common stock, $7,000 of Series F Exchangeable Preferred Stock for 2,124,166 shares of common stock, and $2,350 of Series H Exchangeable Preferred Stock for 693,250 shares of common stock. The Company repurchased these 5,040,750 shares of common stock for $3.00 per share or $15,122.

        In connection with PRIMEDIA's acquisition of EMAP in 2001, the Company issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $9 per share to EMAP. In addition, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be exercised after the first anniversary of the grant date and expire on August 24, 2011 or upon a change in control, as defined.

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

12. Non-Cash Compensation and Non-Recurring Charges

        In connection with the merger with About in 2001, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was $102,404 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The remaining $12,149 is included within the total purchase price. The Company recorded non-cash charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $766 and $1,513 during the six months ended June 30, 2003 and 2002, respectively, and $259 and $631 for the three months ended June 30, 2003 and 2002. As of June 30, 2003, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on June 30, 2003.

        Also in connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock and options to purchase 3,482,300 shares of PRIMEDIA common stock. These shares and options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,210 and $2,355 was recorded for the six months ended June 30, 2003 and 2002, respectively, and $471 and $944 for the three months ended June 30, 2003 and 2002. This non-cash compensation reflects pro rata vesting on a graded basis.

        Two senior executives of About also entered into share lockup agreements with the Company, pursuant to which they agreed to specific restrictions regarding the transferability of their shares of PRIMEDIA common stock issued in the merger. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall. During the six and three months ended June 30, 2002, the Company recorded $3,186 and $149, respectively, of non-recurring charges related to these share lockup agreements. In 2002, the Company paid approximately $21,000 related to these agreements.

        As a result of one of these executives leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder was forfeited. The accelerated options expired unexercised during the first quarter of 2002.

        During the six and three months ended June 30, 2002, the Company recorded a non-cash charge of $657 and $328, respectively, related to the issuance of stock in connection with an acquisition and a non-recurring charge of $35 and $9, respectively, related to certain non-recurring compensation arrangements with certain senior executives. In addition, during the second quarter of 2003, the Company recognized $47 of non-cash compensation related to the Company's grant of shares of restricted common stock to certain employees in exchange for their options in the Company's Internet subsidiaries.

        For the six months ended June 30, 2003, and 2002, these non-cash charges totaled $2,023 and $4,525, respectively, and $777 and $1,903 for the three months ended June 30, 2003 and 2002, respectively. The non- recurring charges totaled $0 and $3,221 for the six months ended June 30, 2003 and 2002, respectively, and $0 and $158 for the three months ended June 30, 2003 and 2002, respectively.

13. Senior Executive Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executive Severance

        During the second quarter of 2003, the Company estimated and recorded $5,576 of severance related to the separation of the former Chief Executive Officer and Chief Financial Officer. The actual severance amount may differ from this estimated amount; accordingly, the Company may record future adjustments as amounts are finalized. At June 30, 2003, this amount is included in accrued expenses and other on the accompanying condensed consolidated balance sheet.

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

        Details of the initiatives implemented and the payments made in furtherance of these plans during the six-month periods ended June 30, 2003 and 2002 are presented in the following tables:

	Liability as of January 1, 2003	Net Provision for the Six Months Ended June 30, 2003	Payments during the Six Months Ended June 30, 2003	Liability as of June 30, 2003
Employee related termination costs	$5,199	$3,836	$(4,372)	$4,663
Termination of contracts	1,729	16	(274)	1,471
Termination of leases related to office closures	42,506	(106)	(3,529)	38,871

Total severance and closures	$49,434	$3,746	$(8,175)	$45,005

	Liability as of January 1, 2002	Net Provision for the Six Months Ended June 30, 2002	Payments during the Six Months Ended June 30, 2002	Liability as of June 30, 2002
Severance and closures:
Employee related termination costs	$9,043	$4,040	$(7,773)	$5,310
Termination of contracts	2,318	(137)	(1,341)	840
Termination of leases related to office closures	13,037	20,785	(3,904)	29,918

	24,398	24,688	(13,018)	36,068

Restructuring related:
Relocation and other employee costs	—	405	(405)	—

	—	405	(405)	—

Total severance, closures and restructuring related costs	$24,398	$25,093	$(13,423)	$36,068

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. The leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

        Included in the net provision for the six month period ended June 30, 2003 are reversals of $1,810 of previously recorded accruals primarily due to continuing re-evaluation of lease assumptions.

        As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,915 individuals that they would be terminated under these plans, of which 159 and 103 individuals were notified during the six and three month periods ended June 30, 2003, respectively. As of June 30, 2003, all but eleven of those individuals have been terminated.

        The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates.

14. Comprehensive Income (Loss)

        Comprehensive income (loss) for the six and three months ended June 30, 2003 and 2002 are presented in the following tables:

	Six Months Ended June 30,
	2003	2002
Net income (loss)	$68,657	$(540,902)
Other comprehensive income:
Change in fair value of derivative instruments	—	1,897
Foreign currency translation adjustments	24	126

Total comprehensive income (loss)	$68,681	$(538,879)

	Three Months Ended June 30,
	2003	2002
Net income (loss)	$88,904	$(34,396)
Other comprehensive income:
Foreign currency translation adjustments	—	161

Total comprehensive income (loss)	$88,904	$(34,235)

15. Income (loss) per Common Share

        Income (loss) per share for the six and three month periods ended June 30, 2003 and 2002 has been determined based on net income (loss) after preferred stock dividends, related accretion, gain on the exchange of exchangeable preferred stock for common shares and in 2002 the issuance of contingent warrants associated with the Series J Convertible Preferred Stock (see Note 11) divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants and the conversion of convertible preferred stock was not included in the computation of per share amounts because the effect of inclusion would be antidilutive.

16.    Contingencies

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

        During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA, on one hand, and Octagon Marketing and Athlete Representation, Inc., on the other hand, with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC during 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The LLC satisfied all of its payment obligations due NBC in 2002. The maximum amounts for which PRIMEDIA could be liable would be $2,200 in 2003. As this liability will be contingent on the LLC's failure to pay and the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of June 30, 2003; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements.

The Company's investment in the LLC of $547 is reflected as a component of other investments on the accompanying condensed consolidated balance sheet at June 30, 2003. The Company's share of the LLC's losses of $979 and $587 are reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2003, respectively. In July 2003, PRIMEDIA paid $1,150 to the LLC primarily in connection with the NBC contingent obligation discussed above.

        As of and for the six months ended June 30, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

17.    Business Segment Information

        The Company's operations have been classified into two business segments: consumer and business-to-business. PRIMEDIA groups its businesses into these two segments based on the nature of the products and services they provide and the type or class of customer for these products or services. The Company's consumer segment produces and distributes magazines, guides, videos and Internet products for consumers in various niche markets. The Company's business-to-business segment produces and distributes magazines, books, directories, databases, vocational training materials and Internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker and the remainder of the executive team to make decisions about resources to be allocated to each segment and to assess its performance. The information presented below includes certain intersegment transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment eliminations include intersegment content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. Intersegment eliminations and other includes eliminations of $2,769 and $2,048 related to the Consumer segment and $2 and $1,303 related to the Business-to-Business segment for the six months ended June 30, 2003 and 2002, respectively. Intersegment eliminations and other includes eliminations of $1,469 and $1,154 related to the Consumer segment and $0 and $518 related to the Business-to-Business segment for the three months ended June 30, 2003 and 2002, respectively. For 2003, the Company has eliminated intrasegment transactions within the segment results and has restated the prior periods accordingly. These intrasegment transactions totaled $33,241 and $61,824 for the six months ended June 30, 2003 and 2002, respectively, and $16,241 and $28,860 for the three months ended June 30, 2003 and 2002, respectively.

        The Non-Core Businesses include certain titles of the Business Magazines & Media Group and the Consumer Magazines & Media Group which have been discontinued or divested. In addition, during 2001, the Company restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. The Company segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker and the remainder of the executive team viewed these businesses separately in evaluating and making decisions regarding ongoing operations. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $800 were allocated to the Non-Core Businesses during the six and three months ended June 30, 2002, respectively. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

        Information as to the operations of the Company in different business segments is set forth below based on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges ("Segment EBITDA"). Other charges include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and loss on sale of businesses and other, net.

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Sales, Net:
Consumer	$570,817	$567,304	$291,593	$293,531
Business-to-Business	148,312	173,242	74,778	92,354
Intersegment eliminations and other	(2,699)	(2,960)	(1,435)	(1,670)
Other:
Non-Core Businesses	—	13,491	—	2,517

Total	$716,430	$751,077	$364,936	$386,732

Segment EBITDA (1)(2):
Consumer	$114,001	$91,916	$66,730	$54,990
Business-to-Business	9,175	16,799	6,874	15,937
Other:
Corporate	(14,811)	(17,468)	(6,951)	(8,662)
Non-Core Businesses	—	(3,253)	—	(1,380)

Total	$108,365	$87,994	$66,653	$60,885

        The following is a reconciliation of Segment EBITDA to operating income (loss):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Total Segment EBITDA (1)(2)	$108,365	$87,994	$66,653	$60,885
Depreciation of property and equipment	(27,304)	(30,905)	(14,785)	(16,490)
Amortization of intangible assets and other	(20,698)	(38,715)	(9,967)	(16,324)
Severance related to separated senior executives	(5,576)	—	(5,576)	—
Non-cash compensation and non-recurring charges	(2,023)	(7,746)	(777)	(2,061)
Provision for severance, closures and restructuring related costs	(3,746)	(25,093)	(2,356)	(14,562)
Loss on sale of businesses and other, net	(1,502)	(2,131)	(1,114)	(2,686)
Operating income (loss)	$47,516	$(16,596)	$32,078	$8,762

(1)
Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other charges including severance related to separated senior executives of $5,576 for the six months ended June 30, 2003, non-cash compensation and non-recurring charges of $2,023 and $7,746 for the six months ended June 30, 2003 and 2002, respectively, a provision for severance, closures and restructuring related costs of $3,746 and $25,093 for the six months ended June 30, 2003 and 2002, respectively, and loss on sale of businesses and other, net of $1,502 and $2,131 for the six months ended June 30, 2003 and 2002, respectively. Segment EBITDA excludes severance related to separated senior executives of $5,576 for the three months ended June 30, 2003, non-cash compensation and non-recurring charges of $777 and $2,061 for the three months ended June 30, 2003 and 2002, respectively, a provision for severance, closures and restructuring related costs of $2,356 and $14,562 for the three months ended June 30, 2003 and 2002, respectively, and loss on sale of businesses and other, net of $1,114 and $2,686 for the three months ended June 30, 2003 and 2002, respectively. Segment EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or as an indicator of cash flows as a measure of liquidity. It is presented herein as the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)
During 2002 and 2003, the Company reversed employee incentive compensation accruals due to changes in estimates. For the six and three months ended June 30, 2003, these reversals were $2,128 and $1,578 related to the Consumer segment, $1,610 and $375 related to the Business-to-Business segment and $3,002 and $367 related to Corporate, respectively. For the six and three months ended June 30, 2002, these reversals were $2,482 related to the Consumer segment, $477 related to the Business-to-Business segment and $1,354 related to Corporate.

18. Financial Information for Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of June 30, 2003 and December 31, 2002 and for the six months ended June 30, 2003 and 2002 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

June 30, 2003
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$7,633	$15,187	$755	$—	$23,575
Accounts receivable, net	360	170,320	13,625	—	184,305
Intercompany receivables	1,460,003	683,272	(38,206)	(2,105,069)	—
Inventories, net	—	24,180	321	—	24,501
Prepaid expenses and other	5,006	26,120	13,878	—	45,004

Total current assets	1,473,002	919,079	(9,627)	(2,105,069)	277,385
Property and equipment, net	10,264	75,379	30,690	—	116,333
Investment in and advances to subsidiaries	558,875	—	—	(558,875)	—
Other intangible assets, net	—	294,440	5,195	—	299,635
Goodwill, net	—	901,898	43,853	—	945,751
Other investments	4,808	497	—	—	5,305
Other non-current assets	5,427	46,331	2,830	—	54,588

	$2,052,376	$2,237,624	$72,941	$(2,663,944)	$1,698,997

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$9,623	$62,039	$7,061	$—	$78,723
Intercompany payables	794,710	822,128	488,231	(2,105,069)	—
Accrued interest payable	17,003	—	—	—	17,003
Accrued expenses and other	87,514	112,445	14,944	—	214,903
Deferred revenues	283	150,111	13,376	—	163,770
Current maturities of long-term debt	3,970	3,494	—	—	7,464

Total current liabilities	913,103	1,150,217	523,612	(2,105,069)	481,863

Long-term debt	1,606,118	19,191	—	—	1,625,309

Intercompany notes payable	—	2,235,213	775,825	(3,011,038)	—

Deferred revenues	—	35,255	—	—	35,255

Deferred income taxes	56,150	—	—	—	56,150

Other non-current liabilities	2,408	23,306	109	—	25,823

Exchangeable preferred stock	469,093	—	—	—	469,093

Shareholders' deficiency:
Series J convertible preferred stock	154,692	—	—		154,692
Common stock	2,679	—	—	—	2,679
Additional paid-in capital	2,336,989	—	—	—	2,336,989
Accumulated deficit	(3,408,083)	(1,225,552)	(1,226,388)	2,451,940	(3,408,083)
Accumulated other comprehensive loss	(223)	(6)	(217)	223	(223)
Unearned compensation	(2,988)	—	—	—	(2,988)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)

Total shareholders' deficiency	(994,496)	(1,225,558)	(1,226,605)	2,452,163	(994,496)

	$2,052,376	$2,237,624	$72,941	$(2,663,944)	$1,698,997

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)

For the Six Months Ended June 30, 2003
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Sales, net	$219	$602,611	$113,600	$—	$716,430
Operating costs and expenses:
Cost of goods sold	—	108,848	50,128	—	158,976
Marketing and selling	—	127,157	26,563	—	153,720
Distribution, circulation and fulfillment	—	90,529	29,834	—	120,363
Editorial	—	52,157	9,964	—	62,121
Other general expenses	976	65,785	32,071	—	98,832
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	12,649	—	1,404	—	14,053
Depreciation of property and equipment	1,434	18,398	7,472	—	27,304
Amortization of intangible assets and other	—	16,774	3,924	—	20,698
Severance related to seperated senior executives	5,576	—	—	—	5,576
Non-cash compensation and non-recurring charges	2,023	—	—	—	2,023
Provision for severance, closures and restructuring related costs	(1,210)	3,558	1,398	—	3,746
Loss (gain) on sale of businesses and other, net	(19)	3,081	(1,560)	—	1,502

Operating income (loss)	(21,210)	116,324	(47,598)	—	47,516
Other income (expense):
Provision for the impairment of investments	(7,727)	—	—	—	(7,727)
Interest expense	(63,451)	(1,744)	(14)	—	(65,209)
Amortization of deferred financing costs	1,291	(2,526)	(9)	—	(1,244)
Equity in losses of subsidiaries	93,653	—	—	(93,653)	—
Intercompany management fees and interest	75,680	(75,680)	—	—	—
Other, net	(2,858)	(1,048)	(93)	—	(3,999)

Income (loss) from continuing operations before income tax expense	75,378	35,326	(47,714)	(93,653)	(30,663)
Income tax expense	(6,721)	(314)	(16)	—	(7,051)

Income (loss) from continuing operations	68,657	35,012	(47,730)	(93,653)	(37,714)
Discontinued operations	—	110,485	(4,114)	—	106,371

Net Income (loss)	$68,657	$145,497	$(51,844)	$(93,653)	$68,657

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2003
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Operating activities:
Net Income (loss)	$68,657	$145,497	$(51,844)	$(93,653)	$68,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(145,701)	13,344	15,400	93,653	(23,304)
Changes in operating assets and liabilities	(12,860)	(27,388)	(6,825)	—	(47,073)

Net cash provided by (used in) operating activities	(89,904)	131,453	(43,269)	—	(1,720)

Investing activities:
Additions to property, equipment and other, net	(1,001)	(15,219)	(4,946)	—	(21,166)
Proceeds from sales of businesses and other, net	19	183,528	(625)	—	182,922
Payments related to businesses acquired	—	(4,446)	(350)	—	(4,796)
Proceeds from sale of (payments for) other investments	1,051	(513)	470	—	1,008

Net cash provided by (used in) investing activities	69	163,350	(5,451)	—	157,968

Financing activities:
Intercompany activity	242,093	(290,641)	48,548	—	—
Borrowings under credit agreements	288,400	—	—	—	288,400
Repayments of borrowings under credit agreements	(314,312)	—	—	—	(314,312)
Payments for redemptions of senior notes	(375,675)	—	—	—	(375,675)
Proceeds from issuance of 8% Senior Notes	300,000	—	—	—	300,000
Proceeds from issuances of common stock, net	569	—	—	—	569
Purchases of common stock for the treasury	(19,367)	—	—	—	(19,367)
Dividends paid to preferred stock shareholders	(22,921)	—	—	—	(22,921)
Deferred financing cost paid	(5,977)	—	—	—	(5,977)
Other	(43)	(1,831)	(69)	—	(1,943)

Net cash provided by (used in) financing activities	92,767	(292,472)	48,479	—	(151,226)

Increase (decrease) in cash and cash equivalents	2,932	2,331	(241)	—	5,022
Cash and cash equivalents, beginning of period	4,700	12,857	996	—	18,553

Cash and cash equivalents, end of period	$7,632	$15,188	$755	$—	$23,575

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$4,700	$12,857	$996	$—	$18,553
Accounts receivable, net	622	197,476	21,079	—	219,177
Intercompany receivables	1,542,122	655,911	(37,955)	(2,160,078)	—
Inventories, net	—	23,460	861	—	24,321
Prepaid expenses and other	5,979	29,982	6,659	—	42,620

Total current assets	1,553,423	919,686	(8,360)	(2,160,078)	304,671
Property and equipment, net	10,578	81,274	36,098	—	127,950
Investment in and advances to subsidiaries	582,781	—	—	(582,781)	—
Other intangible assets, net	—	341,276	9,745	—	351,021
Goodwill, net	(6,076)	934,812	43,803	—	972,539
Other investments	19,392	1,876	—	—	21,268
Other non-current assets	162	52,520	5,422	67	58,171

	$2,160,260	$2,331,444	$86,708	$(2,742,792)	$1,835,620

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$8,591	$84,617	$16,703	$—	$109,911
Intercompany payables	825,616	889,613	444,782	(2,160,011)	—
Accrued interest payable	25,835	—	—	—	25,835
Accrued expenses and other	94,669	110,706	19,048	—	224,423
Deferred revenues	2,067	166,782	16,272	—	185,121
Current maturities of long-term debt	4,163	3,498	—	—	7,661

Total current liabilities	960,941	1,255,216	496,805	(2,160,011)	552,951

Long-term debt	1,706,743	20,934	—	—	1,727,677

Intercompany notes payable	—	2,365,640	764,384	(3,130,024)	—

Deferred revenues	—	41,466	—	—	41,466

Deferred income taxes	49,500	—	—	—	49,500

Other non-current liabilities	2,409	20,577	373	—	23,359

Exchangeable preferred stock	484,465	—	—	—	484,465

Shareholders' deficiency:
Series J convertible preferred stock	145,351	—	—	—	145,351
Common stock	2,675	—	—	—	2,675
Additional paid-in capital	2,336,091	—	—	—	2,336,091
Accumulated deficit	(3,445,083)	(1,372,317)	(1,174,679)	2,546,996	(3,445,083)
Accumulated other comprehensive loss	(247)	(72)	(175)	247	(247)
Unearned compensation	(4,730)	—	—	—	(4,730)
Common stock in treasury, at cost	(77,855)	—	—	—	(77,855)

Total shareholders' deficiency	(1,043,798)	(1,372,389)	(1,174,854)	2,547,243	(1,043,798)

	$2,160,260	$2,331,444	$86,708	$(2,742,792)	$1,835,620

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)

For the Six Months Ended June 30, 2002
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Sales, net	$473	$698,193	$117,585	$(65,174)	$751,077
Operating costs and expenses:
Cost of goods sold	—	190,519	52,454	(65,174)	177,799
Marketing and selling	28	112,861	52,758	—	165,647
Distribution, circulation and fulfillment	—	88,546	39,267	—	127,813
Editorial	—	45,745	23,175	—	68,920
Other general expenses	1,462	76,919	28,071	—	106,452
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	11,533	—	4,919	—	16,452
Depreciation of property and equipment	1,203	18,572	11,130	—	30,905
Amortization of intangible assets and other	375	31,952	6,388	—	38,715
Non-cash compensation and non-recurring charges	4,434	—	3,312	—	7,746
Provision for severance, closures and restructuring related costs	16,447	7,976	670	—	25,093
(Gain) loss on sale of businesses and other, net	(98)	(504)	2,733	—	2,131

Operating income (loss)	(34,911)	125,607	(107,292)	—	(16,596)
Other income (expense):
Provision for the impairment of investments	(5,372)	—	(2,185)	—	(7,557)
Interest expense	(69,194)	(1,669)	(947)	—	(71,810)
Amortization of deferred financing costs	—	(1,720)	(2)	—	(1,722)
Equity in losses of subsidiaries	(471,179)	—	—	471,179	—
Intercompany management fees and interest	106,395	(106,395)	—	—	—
Other, net	(2,154)	1,614	(1,142)	—	(1,682)

Income (loss) from continuing operations before income tax expense	(476,415)	17,437	(111,568)	471,179	(99,367)
Income tax expense	(64,487)	—	—	—	(64,487)

Income (loss) from continuing operations	(540,902)	17,437	(111,568)	471,179	(163,854)
Discontinued operations	—	12,363	(903)	—	11,460
Cumulative effect of a change in accounting principle	—	(367,927)	(20,581)	—	(388,508)

Net income (loss)	$(540,902)	$(338,127)	$(133,052)	$471,179	$(540,902)

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2002
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Operating activities:
Net income (loss)	$(540,902)	$(338,127)	$(133,052)	$471,179	$(540,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	443,815	516,131	46,545	(471,179)	535,312
Changes in operating assets and liabilities	21,608	(7,657)	(18,265)	—	(4,314)

Net cash provided by (used in) operating activities	(75,479)	170,347	(104,772)	—	(9,904)

Investing activities:
Additions to property, equipment and other, net	(1,388)	(5,172)	(12,568)	—	(19,128)
Proceeds from sales of businesses and other, net	420	86,896	(61)	—	87,255
Payments for businesses acquired, net of cash acquired	—	(2,558)	(141)	—	(2,699)
Proceeds from sale of (payments for) other investments	(691)	96	(143)	—	(738)

Net cash provided by (used in) investing activities	(1,659)	79,262	(12,913)	—	64,690

Financing activities:
Intercompany activity	134,939	(251,297)	116,358	—	—
Borrowings under credit agreements	213,465	—	—	—	213,465
Repayments of borrowings under credit agreements	(254,465)	—	—	—	(254,465)
Proceeds from issuances of common stock, net	891	—	—	—	891
Dividends paid to preferred stock shareholders	(26,263)	—	—	—	(26,263)
Deferred financing costs paid	—	—	—	—	—
Other	(83)	(2,464)	140	—	(2,407)

Net cash provided by (used in) financing activities	68,484	(253,761)	116,498	—	(68,779)

Decrease in cash and cash equivalents	(8,654)	(4,152)	(1,187)	—	(13,993)
Cash and cash equivalents, beginning of period	17,478	13,257	2,853	—	33,588

Cash and cash equivalents, end of period	$8,824	$9,105	$1,666	$—	$19,595

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

        The following discussion and analysis of the Company's unaudited consolidated financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Why We Use Segment EBITDA

        PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Internally, the Company's chief operating decision maker and the remainder of the executive team measure performance primarily based on Segment EBITDA. Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other charges (income) ("Segment EBITDA"). Other charges (income) include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on the sale of businesses and other, net.

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance, or as an indicator of cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the six and three months ended June 30, 2003 and 2002 for the Consumer and Business-to-Business segments in their respective segment discussions below.

        The Company's two segments are Consumer and Business-to-Business. PRIMEDIA groups its businesses into these two segments based on the nature of the products and services they provide and the type or class of customer for these products or services. The Company's Consumer segment produces and distributes content through magazines, guides, videos and via the Internet to consumers primarily in niche and enthusiast markets. The Consumer segment includes the Consumer Magazine & Media Group, Consumer Guides, PRIMEDIA Television and About. The Company's Business-to-Business segment produces and distributes content via magazines, books, video, exhibits, the Internet and databases to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The Business-to-Business segment includes the Business Magazines & Media Group and PRIMEDIA Workplace Learning. Corporate represents items not allocated to other business segments such as general corporate administration.

Intrasegment and Intersegment Transactions

        The information presented below includes certain intersegment transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment eliminations represent intersegment content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intercompany transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. During 2003, the Company has eliminated intrasegment transactions within the segment results and has restated prior periods accordingly. These intrasegment transactions totaled $33,241 and $61,824 for the six months ended June 30, 2003 and 2002, respectively, and $16,241 and $28,860 for the three months ended June 30, 2003 and 2002, respectively.

Non-Core Businesses

        Management believes a meaningful comparison of the results of operations for the six and three months ended June 30, 2003 and 2002 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the businesses classified as non-core ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management was evaluating for turnaround or shutdown. The Non-Core Businesses included certain titles of the Business Magazines & Media Group and the Consumer Magazines & Media Group which were discontinued or divested. In addition, the Company restructured or consolidated several new media properties, and included these properties in Non-Core Businesses. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $800 were allocated to the Non-Core Businesses during the six and three months ended June 30, 2002, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, were permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

Discontinued Operations

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 144, "Accounting for the Disposal of Long-Lived Assets". As a result of this adoption, prior year results have been reclassified to reflect the results of the Modern Bride Group, ExitInfo, Chicago, Horticulture, DollReader, the American Baby Group, IN New York and Seventeen and its companion teen properties ("Seventeen") as discontinued operations for the periods prior to their respective divestiture dates.

Segment Data:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Sales, Net:
Continuing Businesses:
Consumer	$570,817	$567,304	$291,593	$293,531
Business-to-Business	148,312	173,242	74,778	92,354
Intersegment eliminations and other	(2,699)	(2,960)	(1,435)	(1,670)

Subtotal	716,430	737,586	364,936	384,215
Non-Core Businesses	—	13,491	—	2,517

Total	$716,430	$751,077	$364,936	$386,732

Segment EBITDA(1):
Continuing Businesses:
Consumer	$114,001	$91,916	$66,730	$54,990

Business-to-Business	$9,175	$16,799	$6,874	$15,937

Non-Core Businesses	$—	$(3,253)	$—	$(1,380)

Corporate Overhead	$(14,811)	$(17,468)	$(6,951)	$(8,662)

Depreciation, Amortization and Other Charges(2):
Continuing Businesses:
Consumer	$36,017	$70,253	$19,310	$33,829

Business-to-Business	$15,596	$22,545	$8,081	$10,678

Corporate	$9,236	$8,709	$7,184	$4,915

Non-Core Businesses	$—	$3,083	$—	$2,701

Operating Income (Loss):
Continuing Businesses:
Consumer	$77,984	$21,663	$47,420	$21,161
Business-to-Business	(6,421)	(5,746)	(1,207)	5,259
Corporate	(24,047)	(26,177)	(14,135)	(13,577)

Subtotal	47,516	(10,260)	32,078	12,843
Non-Core Businesses	—	(6,336)	—	(4,081)

Total	47,516	(16,596)	32,078	8,762
Other Income (Expense):
Provision for impairment of investments	(7,727)	(7,557)	(7,727)	(4,098)
Interest expense	(65,209)	(71,810)	(31,752)	(36,244)
Amortization of deferred financing costs	(1,244)	(1,722)	(503)	(772)
Other, net	(3,999)	(1,682)	(3,396)	169

Loss from Continuing Operations Before Income Tax Expense	(30,663)	(99,367)	(11,300)	(32,183)
Income Tax Expense	(7,051)	(64,487)	(3,333)	(6,500)

Loss from Continuing Operations	(37,714)	(163,854)	(14,633)	(38,683)
Discontinued Operations	106,371	11,460	103,537	4,287
Cumulative Effect of a Change in Accounting Principle (from the adoption of SFAS 142)	—	(388,508)	—	—

Net Income (Loss)	$68,657	$(540,902)	$88,904	$(34,396)

(1)
Segment EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) charges (see note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or as an indicator of cash flows as a measure of liquidity. Segment EBITDA is presented herein as the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the six and three months ended June 30, 2003 and 2002 for the Consumer and Business-to-Business segments in their respective segment discussions below.

(2)
Other (income) charges include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002:

Consolidated Results:

Sales, Net

        Sales from Continuing Businesses decreased 2.9% to $716,430 in 2003 from $737,586 in 2002, due to a decline in the Business-to-Business segment of $24,930 partially offset by growth in the Consumer segment of $3,513, further detailed below. Total sales, including Continuing and Non-Core Businesses, decreased 4.6% to $716,430 in 2003 from $751,077 in 2002.

        Revenue recognized in connection with assets-for-equity transactions was $149 and $4,531 during the six months ended June 30, 2003 and 2002, respectively. There are no material deferred revenues relating to assets-for-equity transactions remaining on the Company's balance sheet at June 30, 2003. In addition, for the six months ended June 30, 2003 and 2002, sales from barter transactions were approximately $7,300 and $8,900, respectively, with equal related expense amounts in each period.

Operating Income (Loss)

        Operating income (loss) from Continuing Businesses was $47,516 in 2003 compared to ($10,260) in 2002. This increase in operating income was primarily due to cost reductions and cost cutting measures, particularly relating to savings in paper and production, headcount reductions and consolidation of back-office functions. The improvement was also driven by a decline in the provisions for severance, closures and restructuring related costs of $21,347 in 2003. In addition, amortization expense declined by $17,968 including impairments, primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. Partially offsetting these decreases was severance related to separated senior executives of $5,576, resulting from the departure of the Company's former CEO and CFO. Total operating income (loss), including Continuing and Non-Core Businesses, was $47,516 in 2003 compared to ($16,596) in 2002.

Net Income (Loss)

        Net income increased $609,559 in 2003 to $68,657 from a net loss of ($540,902) in 2002. The increase was primarily driven by the gain on the sale of Seventeen of approximately $104,300 in 2003, as well as the absence of impairments resulting from the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets," in 2002.

        In connection with the adoption of SFAS 142 during the six months ended June 30, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508 within cumulative effect of a change in accounting principle, which was recorded effective January 1, 2002. In addition, the Company recorded $6,650 and $64,500 of related non-cash deferred income tax expense for the six months ended June 30, 2003 and 2002, respectively. The Company expects that it will record an additional $6,650 tax expense to increase the deferred tax liabilities during the second half of 2003, before considering the impact of any additional impairment of goodwill and indefinite lived intangible assets.

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2002. SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operation as discontinued operations and to reclassify prior periods accordingly (see Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144).

        During the six months ended June 30, 2003, the Company completed the sale of Seventeen. In accordance with SFAS 144, the financial results of Seventeen have been reclassified into discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2003 and 2002, respectively.

        In addition, interest expense decreased by $6,601, or 9.2%, in 2003 compared to 2002 as a result of reduced interest rates and reductions in outstanding debt.

Consumer:

        Consumer segment (including Consumer Magazine & Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales, Net

        Consumer segment sales from Continuing Businesses increased 0.6% to $570,817 in 2003 from $567,304 in 2002, before intersegment eliminations, as sales increased at the Consumer Guides and

About divisions. Consumer Guides sales were up $7,587, driven by growth in the Apartment Guide business and its DistribuTech distribution arm. Sales at About increased $6,235 from the prior year, driven by top line growth at the Sprinks pay-for-performance advertising division.

        Sales at Consumer Magazines decreased $4,729 in 2003. This decline was driven primarily by the advertising rate base reduction at the Soap Opera titles implemented in the first quarter of 2003 to improve its profitability. Advertising revenue has been increasing at Consumer Magazines in the first half of the year with particular strength at Motor Trend, Automobile and the automotive enthusiast titles. These increases have been offset by across the board newsstand revenue weakness and advertising declines in several enthusiast magazine groups, including Home Entertainment and Photography.

        PRIMEDIA Television sales decreased $5,580 from 2002 primarily due to declines at Channel One and Films for the Humanities and Sciences. Channel One sales declined as revenue from new accounts was offset by lower combined spending from several large accounts, including Pepsi and Gatorade as a result of their merger.

        Intersegment eliminations of $2,769 in 2003 and $2,048 in 2002, represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $149 and $2,278 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, revenue from barter transactions was approximately $3,900 and $5,200, respectively, with equal related expense amounts in each period.

Segment EBITDA

        Consumer Segment EBITDA from Continuing Businesses increased 24.0% to $114,001 in 2003 from $91,916 in 2002. This increase was due primarily to cost cutting initiatives enacted across the Consumer segment, including savings in paper, production, headcount and group overhead. As a result of these factors, Segment EBITDA margin increased to 20.0% in 2003 compared to 16.2% in 2002.

        Below is a reconciliation of Consumer Segment EBITDA to operating income for the six months ended June 30, 2003 and 2002:

	For the Six Months Ended June 30,
	2003	2002
Segment EBITDA	$114,001	$91,916
Depreciation of property and equipment	(17,620)	(18,951)
Amortization of intangible assets and other	(15,847)	(28,672)
Non-cash compensation and non-recurring charges	—	(3,256)
Provision for severance, closures and restructuring related costs	(2,304)	(19,549)
(Loss) gain on sales of businesses and other, net	(246)	175

Operating income	$77,984	$21,663

Operating Income (Loss)

        Operating income from Continuing Businesses was $77,984 in 2003 compared to $21,663 in 2002, an increase of 260%. The increase in operating income was attributable to the increase in Segment EBITDA of $22,085. In addition, there was a decrease in amortization expense, including impairments, of $12,825, primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. There was also a decline in restructuring and restructuring related costs of $17,245, primarily as a result of 2002 charges for real estate lease commitments for space that the Company no longer occupies and a decrease in non-recurring charges of $3,256 related to share lockup agreements entered into in 2001 with two senior executives of About.

Discontinued Operations

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, the American Baby Group and IN New York. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2002.

        In addition, during the three months ended June 30, 2003, the Company completed the sale of Seventeen. In accordance with SFAS 144, the financial results of Seventeen have been reclassified into discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2003 and 2002, respectively.

        Sales from Continuing Businesses excludes sales from discontinued operations of $35,161 and $92,694 for the six months ended June 30, 2003 and 2002, respectively. Consumer segment operating income from Continuing Businesses excludes operating income from discontinued operations of $106,371 and $11,460 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, discontinued operations includes a net gain on sales of businesses of $102,770 and $10,579, respectively.

Business-to-Business:

        Business-to-Business segment (including Business Magazines & Media Group and PRIMEDIA Workplace Learning):

Sales, Net

        Sales from Continuing Businesses decreased 14.4% to $148,312 in 2003 from $173,242 in 2002, before intersegment eliminations. This decrease was due primarily to trade advertising softness at certain business-to-business magazines and trade shows ($18,673), particularly in the telecommunications, entertainment technology, agriculture and trucking categories. Sales were also down compared to 2002 at PRIMEDIA Workplace Learning ($6,079), where demand for corporate training services continues to lag, particularly in the industrial sector.

        Intersegment eliminations of $2 in 2003 and $1,303 in 2002, represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $0 and $2,253 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, revenue from barter transactions was approximately $3,400 and $3,700, respectively, with equal related expense amounts in each year.

Segment EBITDA

        Business-to-Business Segment EBITDA from Continuing Businesses decreased 45.4% to $9,175 in 2003 from $16,799 in 2002. This decrease was primarily due to revenue declines at various Business-to-Business segment units, partially offset by continued cost cutting initiatives, including headcount reductions, which resulted in an operating cost decline of approximately $17,300. In addition, during 2003 and 2002 there were reversals of employee incentive compensation accruals of $1,610 and $477, respectively, due to changes in estimates.

        Below is a reconciliation of Business-to-Business Segment EBITDA to operating income (loss) for the six months ended June 30, 2003 and 2002:

	For the Six Months Ended June 30,
	2003	2002
Segment EBITDA	$9,175	$16,799
Depreciation of property and equipment	(8,250)	(10,448)
Amortization of intangible assets and other	(4,851)	(9,619)
Non-cash compensation and non-recurring charges	—	(55)
Provision for severance, closures and restructuring related costs	(1,219)	(2,849)
(Loss) gain on sales of businesses and other, net	(1,276)	426

Operating loss	$(6,421)	$(5,746)

Operating Income (Loss)

        Operating loss from Continuing Businesses was $6,421 in 2003 compared to $5,746 in 2002. The decrease in Segment EBITDA of $7,624 and the increase in the loss on sale of businesses and other, net of $1,702, primarily related to the sale of Coal Age and Engineering & Mining Journal, were offset by decreases in amortization, depreciation and restructuring related costs. Amortization expense, including impairments, declined by $4,768, primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. In addition, there were reductions in depreciation of property and equipment of $2,198 and restructuring and restructuring related costs of $1,630.

Corporate:

        Corporate overhead decreased to $14,811 in 2003 from $17,468 in 2002 primarily due to compensation savings associated with the separation of the former CEO and CFO. In addition, during 2003 and 2002, there were reversals of employee incentive compensation accruals of $3,002 and $1,354, respectively, due to changes in estimates.

        Operating loss decreased to $24,047 in 2003 from $26,177 in the prior year primarily due to the improvement in Corporate overhead. Severance of $5,576 related to separated senior executives recorded in 2003 was offset by reductions in restructuring related costs of $2,472 and non-cash compensation and non-recurring charges of $2,412.

Non-Core Businesses:

        Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses subsequent to June 30, 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002:

Consolidated Results:

Sales, Net

        Sales from Continuing Businesses decreased 5.0% to $364,936 in 2003 from $384,215 in 2002, due to declines of $17,576 in the Business-to-Business segment and $1,938 in the Consumer segment, further detailed below. Total sales, including Continuing and Non-Core Businesses, decreased 5.6% to $364,936 in 2003 from $386,732 in 2002.

        Revenue recognized in connection with assets-for-equity transactions was $76 and $1,695 during the three months ended June 30, 2003 and 2002, respectively. There are no material deferred revenues relating to assets-for-equity transactions remaining on the Company's balance sheet at June 30, 2003. In addition, for the three months ended June 30, 2003 and 2002, sales from barter transactions were approximately $3,200 and $3,400, respectively, with equal related expense amounts in each period.

Operating Income (Loss)

        Operating income from Continuing Businesses was $32,078 in 2003 compared to $12,843 in 2002. This increase in operating income was primarily due to cost reductions and cost cutting measures, particularly relating to savings in paper and production, headcount reductions and consolidation of back-office functions. The improvement was also driven by a decline in the provision for severance, closures and restructuring related costs of $12,206. In addition, amortization of intangible assets and other decreased $6,337, including impairments, primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. Partially offsetting these decreases was severance related to separated senior executives of $5,576, resulting from the departure of the Company's former CEO and CFO. Total operating income, including Continuing and Non-Core Businesses, was $32,078 in 2003 compared to $8,762 in 2002.

Net Income (Loss)

        Net income increased $123,300 in 2003 to $88,904 from a net loss of $34,396 in 2002. The increase is due primarily to the gain of approximately $104,300 from the sale of Seventeen.

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the condensed statements of consolidated operations for the three months ended June 30, 2002. SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the condensed statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly (see Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144).

        In addition, during the three months ended June 30, 2003 the Company completed the sale of Seventeen. In accordance with SFAS 144, the financial results of Seventeen have been reclassified into discontinued operations on the condensed statements of consolidated operations for the three months ended June 30, 2003 and 2002, respectively.

        In connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets", during 2002, the Company recorded $3,325 and $6,500 of related non-cash deferred income tax expense for the three months ended June 30, 2003 and 2002, respectively. The Company expects that it will record an additional $6,650 tax expense to increase the deferred tax liabilities during the second half of 2003, before considering the impact of any additional impairment of goodwill and indefinite lived intangible assets.

        In addition, interest expense decreased by $4,492, or 12.4% in 2003 compared to 2002 as a result of reduced interest rates and reductions in outstanding debt.

Consumer:

        Consumer segment (including Consumer Magazine & Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales, Net

        Sales from Continuing Businesses decreased 0.7% to $291,593 in 2003 from $293,531 in 2002, before intersegment eliminations. Sales increased at the Consumer Segment's Consumer Guides and About divisions. Consumer Guides sales were up $4,291, driven by growth in the Apartment Guide business and its DistribuTech distribution arm. Sales at About increased $3,446 from the prior year resulting from top line growth at the Sprinks pay for performance advertising division.

        Consumer magazine sales declined $7,389, from the second quarter of 2002. This variance was driven primarily by two fewer issues of New York Magazine as compared to the second quarter of last year and the advertising rate base reduction at the Soap Opera titles implemented in the first quarter of 2003 to improve its profitability.

        Overall, advertising revenues at consumer magazines were up approximately 3% over the prior year. Motor Trend and Automobile showed particular strength in the quarter, posting double-digit advertising growth. Advertising revenues at the Performance Automobile, Action Sports, Crafts and Outdoor groups also grew. Offsetting this growth was across-the-board weakness in magazine newsstand sales and advertising revenue declines at the Home Entertainment and Photography magazines. Overall, enthusiast advertising revenues were up mid-single digits, offset by declining newsstand sales.

        PRIMEDIA Television saw a quarter-over-quarter sales decline of $2,286. The majority of this decline came at Films for the Humanities and Sciences, a distributor of video content to secondary schools and colleges, which continues to face the adverse effects of state and local school budget cuts. Channel One sales from new accounts were offset by lower combined spending from Pepsi and Gatorade as a result of their merger.

        Intersegment eliminations of $1,469 in 2003 and $1,154 in 2002 represent intersegment sales which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $76 and $432 for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, sales from barter transactions were approximately $1,400 and $1,800, respectively, with equal related expense amounts in each period.

Segment EBITDA

        Consumer Segment EBITDA from Continuing Businesses increased 21.3% to $66,730 in 2003 from $54,990 in 2002. This increase was due primarily to cost cutting initiatives enacted across the Consumer Segment, including savings in paper, production, headcount and group overhead. The continued growth at the Consumer Guides division also contributed to this increase. As a result of these factors, Segment EBITDA margin increased to 22.9% in 2003 compared to 18.7% in 2002.

        Below is a reconciliation of Consumer Segment EBITDA to operating income for the three months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,
	2003	2002
Segment EBITDA	$66,730	$54,990
Depreciation of property and equipment	(9,702)	(10,365)
Amortization of intangible assets and other	(7,577)	(11,238)
Non-cash compensation and non-recurring charges	—	(219)
Provision for severance, closures and restructuring related costs	(1,914)	(11,924)
Loss on sales of businesses and other, net	(117)	(83)

Operating income	$47,420	$21,161

Operating Income (Loss)

        Operating income from Continuing Businesses was $47,420 in 2003 compared to $21,161 in 2002. The increase in operating income was partially attributable to the increase in Segment EBITDA of $11,740 and a decrease in amortization expense, including impairments, of $3,661, mainly due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. In addition, there was a decrease in restructuring and restructuring related costs of $10,010 primarily due to 2002 charges related to real estate lease commitments for space that the Company no longer occupies.

Discontinued Operations

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, the American Baby Group and IN New York. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended June 30, 2002.

        In addition, during the three months ended June 30, 2003 the Company completed the sale of Seventeen. In accordance with SFAS 144, the financial results of Seventeen have been reclassified into discontinued operations on the condensed statements of consolidated operations for the three months ended June 30, 2003 and 2002.

        Sales from Continuing Businesses excludes sales from discontinued operations of $10,855 and $40,523 for the three months ended June 30, 2003 and 2002, respectively. Consumer segment operating income from Continuing Businesses excludes operating income from discontinued operations of $103,537 and $4,287 for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, discontinued operations includes a net gain on sales of businesses of $103,748 and $4,069, respectively.

Business-to-Business:

        Business-to-Business segment (including Business Magazines & Media Group and PRIMEDIA Workplace Learning):

Sales, Net

        Sales from Continuing Businesses decreased 19.0% to $74,778 in 2003 from $92,354 in 2002 before intersegment eliminations. This decrease was due primarily to trade advertising softness at trade magazines and trade shows of $6,589, particularly in the telecommunications, entertainment and agriculture categories. An additional decline of $3,136 was due to the timing of two trade shows, Transmission & Distribution World, which takes place every other year, and IWCE, which took place in the first quarter of this year and the second quarter of last year. Products that were shut down or restructured in 2002 accounted for $2,117 of the revenue decline. Revenues were also down compared to 2002 at PRIMEDIA Workplace Learning ($4,260) where demand for corporate training services continues to lag, particularly in the industrial sector.

        Intersegment eliminations of $0 in 2003 and $518 in 2002 represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $0 and $1,263 for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, sales from barter transactions were approximately $1,800 and $1,600, respectively, with equal related expense amounts in each year.

Segment EBITDA

        Business-to-Business Segment EBITDA from Continuing Businesses decreased 56.9% to $6,874 in 2003 from $15,937 in 2002. The decrease is due to the continued softness in sales noted above. The decline in sales was partially offset by lower costs. Continuing cost cutting initiatives included the integration of certain stand-alone magazines and trade shows into our Business Magazines & Media Group, the continued consolidation of production locations and back-office functions, paper savings and headcount reductions.

        Below is a reconciliation of Business-to-Business Segment EBITDA to operating income (loss) for the three months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,
	2003	2002
Segment EBITDA	$6,874	$15,937
Depreciation of property and equipment	(4,294)	(5,378)
Amortization of intangible assets and other	(2,390)	(4,878)
Non-cash compensation and non-recurring charges	—	(28)
Provision for severance, closures and restructuring related costs	(400)	(323)
Loss on sales of businesses and other, net	(997)	(71)

Operating income (loss)	$(1,207)	$5,259

Operating Income (Loss)

        Operating loss from Continuing Businesses was $1,207 in 2003 compared to operating income of $5,259 in 2002. The operating loss was primarily attributable to the decrease in Segment EBITDA of $9,063. This decrease was partially mitigated by a decline in amortization expense, including impairments, of $2,488, primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. The decrease in depreciation expense of $1,084 was offset by an increase in the loss on sale of business and other, net of $926 due to the sale of the assets of Coal Age and Engineering & Mining Journal.

Corporate:

        Corporate overhead decreased to $6,951 in 2003 from $8,662 in 2002 primarily due to compensation savings associated with the separation of the former CEO and CFO.

        Corporate operating loss was $14,135 in 2003 compared to $13,577 in 2002. Operating loss includes $777 and $1,814 of non-cash compensation and non-recurring charges during the three months ended June 30, 2003 and 2002, respectively, primarily representing executive compensation in the form of stock and option grants and the extension of certain stock option expiration period relating to the About acquisition. During the three months ended June 30, 2003, Corporate recorded $5,576 of severance related to separated senior executives. In addition, the provision for severance, closures and restructuring related costs decreased to $42 in 2003 compared to $2,315 of expense in 2002.

Non-Core Businesses:

        The Company has not classified any additional businesses as Non-Core Businesses since June 30, 2002 nor have any additional balances been allocated to the Non-Core Businesses subsequent to June 30, 2002.

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

Working Capital

        Consolidated working capital deficiency, which includes current maturities of long-term debt, was $204,478 at June 30, 2003 compared to $248,280 at December 31, 2002. The change in working capital was due to the timing of certain seasonal payments. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

        At June 30, 2003, the Company had cash and unused credit facilities of approximately $280,000 as further discussed below.

Cash Flow–2003 Compared to 2002

        Net cash used in operating activities during 2003, after interest payments of $69,336, declined to ($1,720) as compared to ($9,904) during 2002 mainly due to the improvement in the Consumer Segment EBITDA offset by certain working capital changes. Net capital expenditures increased 10.7% to $21,166 during 2003 compared to $19,128 during 2002 due primarily to increased levels of capital expenditures related to the continued investment in enterprise-wide financial systems during 2003. Net cash provided by investing activities during 2003 was $157,968 compared to $64,690 during 2002. The cash provided by investing activities in 2002 and 2003 is due to proceeds from the sales of businesses. Net cash used in financing activities during 2003 was $151,226 compared to $68,779 during 2002. The Company has used the proceeds from the sales of businesses in 2002 and 2003 to repay borrowings under its revolving loan facilities and to invest in PRIMEDIA's businesses, thereby enabling the Company to use available liquidity under its revolving loan facilities to redeem and repurchase capital obligations of the Company.

Financing Arrangements

Bank Credit Facility

        The Company has credit facilities with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facility"). The debt under the bank credit facility agreement and as otherwise permitted under the bank credit facility agreement and the indebtedness relating to the Senior Notes of the Company is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facility agreement. Amounts under the bank credit facility may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. Additionally, in the second quarter of 2003, the Company made voluntary pre-payments towards the term loans A and B and a revolving loan commitment reduction in the amounts of $5,000, $21,000 and $24,000, respectively. The bank credit facility consists of the following:

	Revolver	Term A	Term B	Total
Bank Credit Facility	$427,000	$90,000	$374,819	$891,819
Borrowings Outstanding	(150,000)	(90,000)	(374,819)	(614,819)
Letters of Credit Outstanding	(19,668)	—	—	(19,668)

Unused Bank Commitments	$257,332	$—	$—	$257,332

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At June 30, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facility was 3.6%.

        Under the bank credit facility, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facility agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first and second quarters of 2003, the Company's commitment fees were paid at a weighted average rate of 0.5% and 0.375%, respectively. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

        The commitments under the revolving loan portion of the bank credit facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facility are $21,350 in 2004, $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facility are $1,912 in 2003, $15,075 in 2004, $26,325 in 2005, 2006 and 2007, $15,075 in 2008 and $353,782 in 2009.

        The bank credit facility agreement, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company's common stock in excess of $75,000 in any given year.

        The bank credit facility and Senior Notes of the Company contain certain customary events of default which generally give the banks or the note holders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facility agreement, these events include:

  •
  failure to maintain required covenant ratios, as described below;

  •
  failure to make a payment of principal when due or a payment of interest or fees within five days after its due date;

  •
  default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000;

  •
  occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;

  •
  entry of one judgment or decree involving a liability of $15,000 or more (or more than one involving an aggregate liability of $25,000 or more); and

  •
  occurrence of certain events constituting a change of control of the Company.

        The events of default contained in PRIMEDIA's Senior Notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facility.

Senior Notes

        On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facility. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other, net on the accompanying condensed statement of consolidated operations for the six months ended June 30, 2003.

        On May 15, 2003, the Company issued $300,000, 8% Senior Notes due May 15, 2013. Subsequently, on June 16, 2003, the Company redeemed the remaining 8 1/2% Senior Notes at the carrying value of $291,073, plus accrued interest. The Company funded the transaction with the proceeds of the 8% Senior Note offering. The redemption resulted in write-offs of unamortized issuance costs of $1,810 the unamortized discount of $427 which are included in other, net, on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2003.

        The 7 5/8% Senior Notes mature in April 2008, the 8 7/8% Senior Notes mature in May 2011 and the 8% Senior Notes mature in May 2013.

Covenant Compliance

        On June 13, 2003, the bank credit facility agreement was amended to provide for a one-year hiatus in each of the scheduled step-downs in the permitted leverage ratio, as defined in the bank credit facility agreement. As a result of the amendment, the leverage ratio, as defined at 6.0 and does not step down to 5.75 until the third quarter of 2004. This amendment enables the Company to consider alternatives to improve its capital structure, but was not necessary for the Company to remain in compliance with all of its debt covenants.

        Under the most restrictive covenants as defined in the bank credit facility agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 1.80 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.0 to 1, 2.25 to 1 and 2.5 to 1, respectively, on July 1, 2003, January 1, 2004 and January 1, 2005. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. The purpose of providing this information is to give more clarity to the substantial amount of disclosure already provided. Under its various bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company's domestic restricted subsidiaries in accordance with the provisions and limitations of the Company's bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facility agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Company and its restricted subsidiaries which as defined in the bank credit facility agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the credit agreement to operating income (loss) for the three and twelve months ended June 30, 2003:

	For the Three Months Ended June 30, 2003	For the Twelve Months Ended June 30, 2003
EBITDA of the Restricted Group	$74,490	$335,345
EBITDA loss of the Unrestricted Group	(13,944)	(85,300)
Divestiture and other adjustments	531	(962)
Depreciation of property and equipment	(14,785)	(68,006)
Amortization of intangible assets, goodwill and other	(9,967)	(201,183)
Non-cash compensation and non-recurring charges	(777)	(9,942)
Provision for severance, closures and restructuring related costs	(2,356)	(30,559)
Loss on the sales of businesses and other, net	(1,114)	(7,114)

Operating income (loss)	$32,078	$(67,721)

        The EBITDA loss of the Unrestricted Group, as defined in the credit agreement, is comprised of the following categories:

	For the Three Months Ended June 30, 2003	For the Twelve Months Ended June 30, 2003
Internet properties	$8,157	$47,858
Traditional turnaround and start-up properties	4,383	28,887
Related overhead and other charges	1,404	8,555

	$13,944	$85,300

        The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between restricted and unrestricted subsidiaries, on an arms length basis and as permitted by the bank credit facility and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The calculation of the Company's leverage ratio, as required under the bank credit facility agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At June 30, 2003, this leverage ratio was approximately 4.9 to 1.0.

        The following are certain contractual obligations of the Company as of June 30, 2003:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,609,748	$3,825	$52,650	$202,650	$1,350,623
Capital lease obligations	23,025	3,639	3,871	3,358	12,157
Operating leases	296,234	46,168	86,649	66,696	96,721

Total	$1,929,007	$53,632	$143,170	$272,704	$1,459,501

        The Company has other commitments in the form of letters of credit of $19,668 aggregate face value which expire on or before March 31, 2004.

        The Company has no variable interest (otherwise known as "special purpose") entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business as disclosed above and the contingent liability with NBC Sports relating to the Gravity Games, which is more fully disclosed below.

Other Arrangements

        In connection with the About merger in 2001, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock and options to purchase 3,482,300 shares of PRIMEDIA common stock. These shares and options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,210 and $2,355 was recorded for the six months ended June 30, 2003 and 2002, respectively, and $471 and $944 for the three months ended June 30, 2003 and 2002, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

        Two senior executives of About also entered into share lockup agreements with the Company. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the

Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall ("the Shortfall Payment"). During the six and three months ended June 30, 2002, the Company recorded a $3,186 and $149, respectively, of charges related to these share lockup agreements. In 2002, the Company paid approximately $21,000 related to these agreements.

        During 2002, the Board of Directors authorized the exchange by the Company of up to $165,000 of exchangeable preferred stock. During the six months ended June 30, 2002, the Company exchanged $19,013 of Series D Exchangeable Preferred Stock for 3,696,979 shares of common stock, $22,667 of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761 of Series H Exchangeable Preferred Stock for 5,808,050 shares of common stock. The related gain is included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statement of consolidated operations. In July 2002, the Company exchanged $4,000 of Series D Exchangeable Preferred Stock for 770,054 shares of common stock.

        Under its share repurchase program, the Company's board of directors authorized the repurchase of up to $50,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. In December 2002, the Company exchanged $6,150 of Series H Preferred Stock for 2,860,465 shares of common stock. The Company then subsequently repurchased the 2,860,465 shares of common stock for $1.48 per share or $4,233. The transaction settled in January 2003. During the second quarter of 2003, the Company exchanged $7,000 of Series D Exchangeable Preferred Stock for 2,223,334 shares of common stock, $7,000 of Series F Exchangeable Preferred Stock for 2,124,166 shares of common stock, and $2,350 of Series H Exchangeable Preferred Stock for 693,250 shares of common stock. The Company repurchased these 5,040,750 shares of common stock for $3.00 per share or $15,122.

        The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock (excluding dividends) at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind of 74,035 and 37,587 shares of Series J Convertible Preferred Stock valued at $9,254 and $4,698 during the six and three months ended June 30, 2003, respectively, and 65,460 and 33,234 shares of Series J Convertible Preferred Stock valued at $8,182 and $4,154 during the six and three months ended June 30, 2002, respectively. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

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

        During 2002, PRIMEDIA contributed the Gravity Games, acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA, on one hand, and Octagon Marketing and Athlete Representation, Inc., on the other hand, with each party owning 50%. The LLC has entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc., which requires the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC during 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees, in the event that the LLC failed to satisfy its payment obligations to NBC. The LLC satisfied all of its payment obligations due NBC in 2002. The maximum amounts for which PRIMEDIA could be liable would be $2,200 in 2003. As this liability will be contingent on the LLC's failure to pay and the occurrence of certain other events and existence of certain other conditions, the Company has not recorded a liability on the accompanying condensed consolidated balance sheet as of June 30, 2003; however, the asset representing the Company's 50% investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC of $547 is reflected as a component of other investments on the accompanying condensed consolidated balance sheet at June 30, 2003. The Company's share of the LLC's losses of $979 and $587 are reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the six and three months ended June 30, 2003, respectively. In July 2003, PRIMEDIA paid $1,150 to the LLC primarily in connection with the NBC contingent obligation discussed above.

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

        As of and for the six months ended June 30, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

Critical Accounting Policies and Estimates

        During the first six months of 2003, there were no significant changes related to the Company's critical accounting policies and estimates.

Senior Executive Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executive Severance

        During the second quarter 2003, the Company estimated and recorded $5,576 of severance related to the separation of the former Chief Executive Officer and Chief Financial Officer. The actual severance amount may differ from this estimated amount; accordingly, the Company may record future adjustments as amounts are finalized. At June 30, 2003, this amount is included in accrued expenses and other on the accompanying condensed consolidated balance sheet.

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

        Details of the initiatives implemented and the payments made in furtherance of these plans during the six months ended June 30, 2003 and 2002 are presented in the following tables:

	Liability as of January 1, 2003	Net Provision for the Six Months Ended June 30, 2003	Payments during the Six Months Ended June 30, 2003	Liability as of June 30, 2003
Employee related termination costs	$5,199	$3,836	$(4,372)	$4,663
Termination of contracts	1,729	16	(274)	1,471
Termination of leases related to office closures	42,506	(106)	(3,529)	38,871

Total severance and closure costs	$49,434	$3,746	$(8,175)	$45,005

	Liability as of January 1, 2002	Net Provision for the Six Months Ended June 30, 2002	Payments during the Six Months Ended June 30, 2002	Liability as of June 30, 2002
Severance and closures:
Employee related termination costs	$9,043	$4,040	$(7,773)	$5,310
Termination of contracts	2,318	(137)	(1,341)	840
Termination of leases related to office closures	13,037	20,785	(3,904)	29,918

	24,398	24,688	(13,018)	36,068

Restructuring related:
Relocation and other employee costs	—	405	(405)	—

	—	405	(405)	—

Total severance, closures and restructuring related costs	$24,398	$25,093	$(13,423)	$36,068

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is pursuing subleases of its available office space. The leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

        Included in the net provision for the six month period ended June 30, 2003 are reversals of $1,810 of previously recorded accruals, primarily due to continuing re-evaluation of lease assumptions.

        As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,915 individuals that they would be terminated under these plans, of which 159 and 103 individuals were notified during the six and three months ended June 30, 2003, respectively. As of June 30, 2003, all but eleven of those individuals have been terminated.

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

Recent Accounting Pronouncements

        In 2002 and 2003 the Company adopted a series of accounting pronouncements, as recommended by the FASB. These changes are summarized below.

Adoption of SFAS 142, "Goodwill and Other Intangible Assets", regarding impairment of goodwill and indefinite-lived intangible assets, effective January 1, 2002

        On January 1, 2002, the Company adopted SFAS 142, which requires the evaluation of goodwill for impairment at the reporting unit level within six months of mandatory adoption of this Standard. As required by SFAS 142, the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment as of January 1, 2002 using a relief from royalty valuation model, and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508, of which $219,314 relates to the Consumer segment and $169,194 relates to the Business-to-Business segment. Previously issued financial statements as of June 30, 2002 and for the six and three months then ended have been restated to reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

        The Company's SFAS 142 evaluations have been performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually in conjunction with the Company's annual budgeting and forecasting process, with any impairment classified as an operating expense.

        Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of approximately $52,000 on January 1, 2002 and $6,650 and $12,500 during the six months ended June 30, 2003 and 2002, respectively, and $3,325 and $6,500 for the three months ended June 30, 2003 and 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142.

        Since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $6,650 to increase the deferred tax liabilities during the remaining six months of 2003.

Adoption of SFAS 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003

        In August 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, the Company adopted SFAS 143, which has not had a material impact on the Company's results of operations or financial position.

Adoption of SFAS 144, "Accounting for the Disposal of Long-Lived Assets", effective January 1, 2002

        In August 2001, the FASB issued SFAS 144, which superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement also supersedes accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for business segments accounted for as discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121. The Company adopted SFAS 144 on January 1, 2002, and as a result, the operations of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group which were sold during 2002 and Seventeen which was sold in the second quarter of 2003, were recorded as discontinued operations for the periods prior to their respective divestiture dates. For the six and three months ended June 30, 2003, discontinued operations includes a net loss on sale of businesses related to the finalization of certain 2002 divestiture transactions. Discontinued operations includes sales of $10,855 and $40,523 and income of $103,537 and $4,287 (including a gain on sale of $103,748 and $4,069), for the three months ended June 30, 2003 and 2002, respectively, and sales of $35,161 and $92,694, and income of $106,371 and $11,460 (including a gain on sale of $102,770 and $10,579) for the six months ended June 30, 2003 and 2002, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $442 and $1,575 for the three months ended June 30, 2003 and 2002, respectively. The Company recorded a state income tax provision of $1,000 associated with the divestiture of Seventeen which is included in discontinued operations on the condensed statements of consolidated operations for the six and three months ended June 30, 2003.

        As a result of the adoption of SFAS 144, the Company reclassified amounts from sales, net, to discontinued operations for the six and three months ended June 30, 2002, as follows:

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002
Sales, net (as originally reported, which reflects a reclassification of $13,581 and $4,702 for the six and three months ended June 30, 2002, respectively, related to the sale of the Modern Bride Group and ExitInfo)	$830,190	$422,553
Less: Additional SFAS 144 adjustments for divestitures subsequent to June 30, 2002	79,113	35,821

Sales, net (as reclassified)	$751,077	$386,732

Early Adoption in 2002 of SFAS 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"

        In April 2002, the FASB issued SFAS 145, which for most companies will require gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt (an Amendment of APB Opinion No. 30)." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion 30. The Company early adopted SFAS 145 in 2002 in accordance with the provisions of the statement. Losses from the extinguishment of debt have been included in other, net, on the condensed statements of consolidated operations.

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

Adoption of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", effective for annual periods ending after December 15, 2002

        In December 2002, the FASB issued SFAS 148 which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. On January 1, 2003, the Company adopted certain provisions of SFAS 148, which did not have a material impact on the Company's results of operations or financial position.

        SFAS 123 provides for a fair-value based method of accounting for employee stock options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under APB 25, "Accounting for Stock Issued to Employees". Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Assuming the Company had accounted for the options in accordance with SFAS 123, the estimated non-cash option expense would have approximated $13,573 and $18,862 for the six months ended June 30, 2003 and 2002, respectively, and $7,004 and $9,586 for the three months ended June 30, 2003 and 2002, respectively.

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

Issuance of SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. Subsequent to June 30, 2003, the Company was not a party to and has not entered into any derivative contracts.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

        In May 2003, the FASB issued SFAS 150, which establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity as liabilities (or as assets in some circumstances). SFAS 150 must be applied immediately to instruments entered into or modified after May 31,2003 and to all other instruments that exist as of the beginning of the third quarter of 2003. The Company is currently assessing the impact that this statement will have on its results of operations and financial position.

Impact of Inflation and Other Costs

        The impact of inflation was immaterial during 2002 and through the first six months of 2003. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 12% effective July 1, 2002. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. In the first six months of 2003, paper costs, excluding Seventeen, were approximately 6.8% of the Company's total operating costs and expenses. This represents a decrease of approximately 21.5% from the first six months of 2002, excluding Seventeen. The Company attributes the decrease in paper expenses to the decline of paper prices generally, as well as the smaller folio sizes of magazines that have seen advertising declines.

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

        During the first six months of 2003, there were no significant changes related to the Company's market risk exposure.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c)
  During the three months ended June 30, 2003, the Company issued 5,040,750 unregistered shares of the Company's common stock in exchange for outstanding Company preferred shares in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company subsequently repurchased these 5,040,750 shares of common stock for $3.00 per share or approximately $15,122,000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Shareholders was held on May 14, 2003.

  (b)
  At the meeting, directors, Joseph Y. Bae, David Bell, Beverly C. Chell, Meyer Feldberg, Perry Golkin, H. John Greeniaus, Henry R. Kravis, Charles G. McCurdy, Dean B. Nelson and George R. Roberts, were elected.

  (c)
  Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as applicable, as to each such matter and director.

  (i)
  Election of Directors:

        An election of ten directors was held and the shares so present were voted for as follows for the election of each of the following:

	Number of Shares Voted for	Number of Shares Withheld
Joseph Y. Bae	181,584,771	13,353,745
David Bell	179,077,127	15,861,389
Beverly C. Chell	179,815,865	15,122,651
Meyer Feldberg	178,971,065	15,967,451
Perry Golkin	183,132,218	11,806,298
H. John Greeniaus	191,754,031	3,184,485
Henry R. Kravis	188,333,212	6,605,304
Charles G. McCurdy	179,816,591	15,121,925
Dean B. Nelson	178,971,480	15,967,036
George R. Roberts	179,186,274	15,752,242
    (ii)
    The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2003 was ratified with 192,410,158 votes for, 2,518,934 votes against and 9,424 votes abstaining.

Item 5. OTHER INFORMATION

        The following tables represent sales, net and operating income (loss) as reported adjusted for the divestiture of Seventeen magazine and related teen properties:

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Full Year 2002	First Quarter 2003
Sales, net (as reported)	$388,929	$400,836	$385,272	$412,527	$1,587,564	$375,801
Effect of the sale of divested entities	24,584	14,104	31,635	24,505	94,828	24,307

Sales, net (as restated)	364,345	386,732	353,637	388,022	1,492,736	351,494
Non-Core sales, net (as reported)	10,974	2,517	—	—	13,491	—

Sales, net from Continuing Businesses (as restated)	$353,371	$384,215	$353,637	$388,022	$1,479,245	$351,494

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Full Year 2002	First Quarter 2003
Operating Income (loss) (as reported)	$(23,232)	$7,249	$8,408	$(113,526)	$(121,101)	$19,287
Effect of the sale of divested entities	2,126	(1,513)	7,223	2,404	10,240	3,849

Operating Income (loss) (as restated)	$(25,358)	$8,762	$1,185	$(115,930)	$(131,341)	$15,438
Non-Core operating loss, net (as reported)	(2,255)	(4,081)	—	—	(6,336)	—

Operating Income (loss) from
Continuing Businesses (as restated)	$(23,103)	$12,843	$1,185	$(115,930)	$(125,005)	$15,438

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

3.1
Certificate of Incorporation of Motor Trend Auto Shows Inc.(*)

3.2
By-laws of Motor Trend Auto Inc.(*)

10.1
First Amendment, dated as of June 13, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(*)

31.1
Certification by Charles G. McCurdy pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(*)

31.2
Certification by Matthew A. Flynn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(*)

31.3
Certification by Robert J. Sforzo pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(*)

32.1
Certification by Charles G. McCurdy pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2
Certification by Matthew A. Flynn pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.3
Certification by Robert J. Sforzo pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

  (*)
  Filed herewith

(b)
Reports on Form 8-K during the quarter ended June 30, 2003

        The Company filed a Current Report on Form 8-K, dated May 1, 2003, (a) announcing under Item 9 the issuance of a press release dated May 1, 2003 regarding its earnings for the three months ending March 31, 2003, (b) furnishing under Item 12 thereof the press release and (c) filing as an exhibit under Item 7 thereof the press release.

        The Company filed a Current Report on Form 8-K, dated April 17, 2003, (a) reporting under Item 5 thereof (i) the resignation of Thomas S. Rogers as Chairman and Chief Executive Officer of the Company and (ii) the appointment of Charles G. McCurdy as Interim Chief Executive Officer of the Company and Dean B. Nelson as Interim Chairman of the Company and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated April 17, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date:	August 14, 2003	/s/ CHARLES G. MCCURDY (Signature) President and Interim Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2003	/s/ MATTHEW A. FLYNN (Signature) Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 14, 2003	/s/ ROBERT J. SFORZO (Signature) Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Motor Trend Auto Shows Inc.
3.2	By-laws of Motor Trend Auto Inc.
10.1
First Amendment, dated as of June 13, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents
31.1	Certification by Charles G. McCurdy pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Matthew A. Flynn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Robert J. Sforzo pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Charles G. McCurdy pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Matthew A. Flynn pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification by Robert J. Sforzo pursuant to Section 1350, Chapter 63 of the Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PRIMEDIA Inc. INDEX
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
PRIMEDIA Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
June 30, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 2002 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2002 (dollars in thousands)
  Part II. OTHER INFORMATION
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
PRIMEDIA Inc. (Registrant)
EXHIBIT INDEX