Form 10-Q
period 2003-09-30
PRIMEDIA INC
filed 2003-11-14
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2003

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

        Yes ☒ No ☐

        Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of October 31, 2003: 259,614,621.

PRIMEDIA Inc.

INDEX

		PAGE
Part I. Financial Information:
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	3
	Condensed Statements of Consolidated Operations (Unaudited) for the nine months ended September 30, 2003 and 2002	4
	Condensed Statements of Consolidated Operations (Unaudited) for the three months ended September 30, 2003 and 2002	5
	Condensed Statements of Consolidated Cash Flows (Unaudited) for the nine months ended September 30, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-37
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	61
Part II. Other Information:
Item 5.	Other Information	63
Item 6.	Exhibits and Reports on Form 8-K	64
Signatures		65
Exhibit Index		66

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,381	$18,553
Accounts receivable, net	173,327	219,177
Inventories	22,678	24,321
Prepaid expenses and other	39,270	42,620
Assets held for sale	34,624	—

Total current assets	288,280	304,671
Property and equipment, net	106,278	127,950
Other intangible assets, net	276,977	351,021
Goodwill, net	918,228	972,539
Other investments	5,217	21,268
Other non-current assets	61,084	58,171

	$1,656,064	$1,835,620

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$69,274	$109,911
Accrued interest payable	37,730	25,835
Accrued expenses and other	199,633	224,423
Deferred revenues	158,812	185,121
Current maturities of long-term debt	9,276	7,661
Liabilities of businesses held for sale	18,047	—

Total current liabilities	492,772	552,951
Long-term debt	1,598,662	1,727,677
Shares subject to mandatory redemption	477,059	—
Deferred revenues	34,544	41,466
Deferred income taxes	60,124	49,500
Other non-current liabilities	24,899	23,359

Total Liabilities	2,688,060	2,394,953

Exchangeable preferred stock (aggregate liquidation and redemption $493,409 at December 31, 2002)	—	484,465

Shareholders' deficiency:
Series J convertible preferred stock ($.01 par value, 1,279,120 shares and 1,166,324 shares issued and outstanding, aggregate liquidation and redemption values of $159,890 and $145,791 at September 30, 2003 and December 31, 2002, respectively)	159,537	145,351
Common stock ($.01 par value, 350,000,000 shares authorized at September 30, 2003 and December 31, 2002 and 268,221,389 and 267,505,223 shares issued at September 30, 2003 and December 31, 2002, respectively)	2,682	2,675
Additional paid-in capital (including warrants of $31,690 at September 30, 2003 and December 31, 2002)	2,337,480	2,336,091
Accumulated deficit	(3,451,755)	(3,445,083)
Accumulated other comprehensive loss	(223)	(247)
Unearned compensation	(2,155)	(4,730)
Common stock in treasury, at cost (8,610,491 shares and 8,639,775 shares at September 30, 2003 and December 31, 2002, respectively)	(77,562)	(77,855)

Total shareholders' deficiency	(1,031,996)	(1,043,798)

	$1,656,064	$1,835,620

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands, except per share amounts)
Sales, net	$996,300	$1,047,107
Operating costs and expenses:
Cost of goods sold	215,107	237,133
Marketing and selling	212,864	226,594
Distribution, circulation and fulfillment	169,954	180,581
Editorial	80,837	86,930
Other general expenses	137,124	139,538
Corporate administrative expenses (excluding $2,793 and $10,529 of non-cash compensation and non-recurring charges in 2003 and 2002, respectively)	20,573	23,718
Depreciation of property and equipment (including $445 of provision for impairment in 2002)	42,718	45,027
Amortization of intangible assets and other (including $20,495 and $13,400 of provision for impairment in 2003 and 2002, respectively)	50,978	61,000
Severance related to separated senior executives	5,576	—
Non-cash compensation and non-recurring charges	2,793	10,529
Provision for severance, closures and restructuring related costs	3,472	26,838
Loss on sale of businesses and other, net	1,630	1,841

Operating income	52,674	7,378
Other expense:
Provision for impairment of investments	(8,975)	(15,412)
Interest expense	(95,552)	(106,192)
Interest on shares subject to mandatory redemption	(11,008)	—
Amortization of deferred financing charges	(2,360)	(2,608)
Other expense, net	(3,715)	(649)

Loss from continuing operations before income tax expense	(68,936)	(117,483)
Income tax expense	(11,033)	(45,500)

Loss from continuing operations	(79,969)	(162,983)
Discontinued operations (including gain on sale of businesses, net of tax of $106,317 and $38,210 in 2003 and 2002, respectively)	109,799	24,957
Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards No. 142)	—	(388,508)

Net income (loss)	29,830	(526,534)
Preferred stock dividends and related accretion, net (including $944 and $31,001 gain on exchange of exchangeable preferred stock in 2003 and 2002, respectively)	(36,856)	(33,145)

Loss applicable to common shareholders	$(7,026)	$(559,679)

Per common share:
Loss from continuing operations	$(0.45)	$(0.78)
Discontinued operations	0.42	0.10
Cumulative effect of a change in accounting principle	—	(1.54)

Basic and diluted loss applicable to common shareholders	$(0.03)	$(2.22)

Basic and diluted common shares outstanding	259,078,166	252,220,023

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
	(dollars in thousands, except per share amounts)
Sales, net	$323,719	$334,520
Operating costs and expenses:
Cost of goods sold	70,461	71,873
Marketing and selling	68,696	70,143
Distribution, circulation and fulfillment	56,377	59,775
Editorial	28,188	27,893
Other general expenses	42,063	40,104
Corporate administrative expenses (excluding $770 and $2,838 of non-cash compensation and non-recurring charges in 2003 and 2002, respectively)	6,520	7,266
Depreciation of property and equipment (including $445 of provision for impairment in 2002)	15,880	15,051
Amortization of intangible assets and other (including $20,495 and $8,556 of provision for impairment in 2003 and 2002, respectively)	30,280	23,843
Non-cash compensation and non-recurring charges	770	2,838
Provision for severance, closures and restructuring related costs	485	2,103
(Gain) loss on sale of businesses and other, net	294	(290)

Operating income	3,705	13,921
Other income (expense):
Provision for impairment of investments	(1,248)	(8,140)
Interest expense	(30,349)	(35,125)
Interest on shares subject to mandatory redemption	(11,008)	—
Amortization of deferred financing charges	(1,116)	(885)
Other income, net	195	1,013

Loss from continuing operations before income tax expense	(39,821)	(29,216)
Income tax (expense) benefit	(3,982)	19,000

Loss from continuing operations	(43,803)	(10,216)
Discontinued operations (including gain on sale of businesses, net of tax of $3,713 and $27,631 in 2003 and 2002, respectively)	4,975	24,584

Net income (loss)	(38,828)	14,368
Preferred stock dividends and related accretion, net (including $2,700 gain on exchange of exchangeable preferred stock in 2002)	(4,845)	(17,195)

Loss applicable to common shareholders	$(43,673)	$(2,827)

Per common share:
Loss from continuing operations	$(0.19)	$(0.11)
Discontinued operations	0.02	0.10

Basic and diluted loss applicable to common shareholders	$(0.17)	$(0.01)

Basic and diluted common shares outstanding	259,343,692	257,961,560

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Operating activities:
Net income (loss)	$29,830	$(526,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	41,172	541,183
Changes in operating assets and liabilities	(27,031)	(2,220)

Net cash provided by operating activities	43,971	12,429

Investing activities:
Additions to property, equipment and other, net	(26,523)	(27,404)
Proceeds from sale of businesses and other, net	183,741	129,431
Payments related to businesses acquired	(7,722)	(3,470)
Proceeds from sale of (payments for) other investments	(3,183)	(3,352)

Net cash provided by investing activities	146,313	95,205

Financing activities:
Borrowings under credit agreements	329,400	304,765
Repayments of borrowings under credit agreements	(382,312)	(367,890)
Payments for redemptions of senior notes	(375,675)	(19,141)
Proceeds from issuance of 8% Senior Notes	300,000	—
Proceeds from issuances of common stock, net	1,120	1,533
Purchases of common stock in connection with the exchange of exchangeable preferred stock	(19,367)	—
Dividends paid to preferred stock shareholders	(33,928)	(38,279)
Deferred financing costs paid	(6,288)	(108)
Other	(3,406)	(3,335)

Net cash used in financing activities	(190,456)	(122,455)

Decrease in cash and cash equivalents	(172)	(14,821)
Cash and cash equivalents, beginning of period	18,553	33,588

Cash and cash equivalents, end of period	$18,381	$18,767

Supplemental information:
Cash interest paid	$75,746	$95,184

Cash taxes paid, net	$441	$184

Non-cash activities:
Issuance of warrants in connection with Emap acquisition and related financing	$—	$5,891

Issuance of options to a related party in connection with services received	$—	$990

Accretion in carrying value of exchangeable and convertible preferred stock	$781	$7,510

Payments of dividends-in-kind on Series J Convertible Preferred Stock	$14,099	$12,466

Carrying value of exchangeable preferred stock exchanged to common stock	$16,066	$73,873

Fair value of common stock issued in connection with exchange of exchangeable preferred stock	$15,122	$42,872

Asset-for-equity investments	$—	$2,690

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.
Summary of Significant Accounting Policies

Basis of Presentation

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2003 and December 31, 2002 and the consolidated results of operations of the Company for the nine and three months ended September 30, 2003 and 2002, and consolidated cash flows of the Company for the nine month periods ended September 30, 2003 and 2002 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2002, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The operating results for the nine and three month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the nine and three month periods ended September 30, 2003.

Stock Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. On January 1, 2003, the Company adopted certain provisions of SFAS 148, which did not have a material impact on the Company's results of operations or financial position.

        SFAS 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

        Most of the Company's options are exercisable at the rate of 20 - 25% per year over a four to five-year period commencing on the effective date of the grant. Most options granted will expire no later than ten years from the date the option was granted. In general, no stock-based employee compensation cost is reflected in net income (loss), as most options granted under the Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net loss applicable to common shareholders and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Reported net loss applicable to common shareholders	$(7,026)	$(559,679)	$(43,673)	$(2,827)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(16,864)	(27,428)	(3,291)	(8,761)

Pro forma net loss applicable to common shareholders	$(23,890)	$(587,107)	$(46,964)	$(11,588)

Per common share:
Reported basic and diluted loss	$(0.03)	$(2.22)	$(0.17)	$(0.01)
Pro forma basic and diluted loss	$(0.09)	$(2.33)	$(0.18)	$(0.05)

        The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2003 and 2002, respectively: risk-free interest rates of 4.44% and 4.61%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 79% and 76%; and a weighted average expected life of the options of five years. For the three months ended September 30, 2003 and 2002, respectively, the following weighted average assumptions were used: risk-free interest rates of 4.46% and 4.61%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 79% and 76%; and a weighted average expected life of the options of five years. The estimated fair value of options granted during the nine months ended September 30, 2003 and 2002 was $482 and $12,367, respectively, and $463 and $236 during the three months ended September 30, 2003 and 2002, respectively.

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

Barter Transactions

        The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and trade show space and booths. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is recognized as incurred. Sales from barter transactions were approximately

$9,700 and $11,500 for the nine months ended September 30, 2003 and 2002, respectively, and $2,800 and $3,000 for the three months ended September 30, 2003 and 2002, respectively, with equal related expense amounts in each nine and three month period.

Recent Accounting Pronouncements

        In 2003 and 2002, the Company adopted a series of accounting pronouncements, as required by the FASB. These changes are summarized below.

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

SFAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"

        In August 2001, the FASB issued SFAS 144, which established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

        The Company adopted SFAS 144 on January 1, 2002, and as a result, the results of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group, which were sold during 2002, Seventeen magazine and related teen properties, which were sold in the second quarter of 2003, and Simba which was sold in the third quarter of 2003, were recorded as discontinued operations for the periods prior to their respective divestiture dates.

        The Company also reclassified the results of Federal Sources, CableWorld and Sprinks, the pay per click advertising network which serves About.com and numerous third party distribution partners, which were sold in October 2003, as well as New York magazine and Kagan World Media for which the Company has initiated plans to sell, to discontinued operations for all periods presented.

        Discontinued Operations includes sales of $21,537 and $70,115, and net income of $4,975 and $24,584 (including a gain on sale of $3,713 and $27,631) for the three months ended September 30, 2003 and 2002, respectively, and sales of $100,549 and $201,300, and net income of $109,799 and $24,957 (including a gain on sale of $106,317 and $38,210) for the nine months ended September 30, 2003 and 2002, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These expenses were allocated to the discontinued entities based upon relative revenues for the related periods. The allocation methodology is consistent with that used across the Company. These allocations amounted to $453 and $2,744 for the three months ended September 30, 2003 and 2002, respectively, and $2,397 and $8,115 for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded a state income tax provision of $1,000 associated with the divestiture of Seventeen and its related teen properties which is included in discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2003.

        In accordance with SFAS 144, the Company reclassified amounts from sales, net, to discontinued operations for the nine and three months ended September 30, 2002, as follows:

	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002
Sales, net (as originally reported, which reflects a reclassification of $28,590 and $4,675 for the nine and three months ended September 30, 2002, respectively, related to the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, and Horticulture)	$1,219,817	$399,960
Less: Additional SFAS 144 adjustments for divestitures subsequent to September 30, 2002	172,710	65,440

Sales, net (as reclassified)	$1,047,107	$334,520

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

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. Subsequent to June 30, 2003, the Company was not a party to and has not entered into any derivative contracts.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

        Effective July 1, 2003, the Company prospectively adopted SFAS 150. SFAS 150 requires the Company to classify as long-term liabilities its Series D, F and H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock to interest expense. As a result of the adoption by the Company of SFAS 150, the Series D, F and H Exchangeable Preferred Stock are now collectively described as "shares subject to mandatory redemption" on the accompanying condensed consolidated balance sheet as of September 30, 2003. Dividends on these shares are now described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations for the nine and three month periods ended September 30, 2003, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased loss from continuing operations for the nine and three month periods ended September 30, 2003 by $11,008. If SFAS 150 was adopted on July 1, 2002, loss from continuing operations would have increased by $12,016 for the comparable periods of 2002. This adoption did not have an impact on loss applicable to common shareholders or loss per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

2.
Divestitures

        On February 28, 2002, the Company completed the sale of the Modern Bride Group, part of the Consumer segment, the results of which have been included in discontinued operations in accordance with SFAS 144. The related (gain) loss on sale of the Modern Bride Group of ($6,195) and $227 has been included in discontinued operations on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2002, respectively. Proceeds from the sale were approximately $50,000 and were used to pay down the Company's borrowings under its credit facility.

        On June 28, 2002, the Company completed the sale of ExitInfo, part of the Consumer segment, the results of which have been included in discontinued operations in accordance with SFAS 144. The related (gain) loss on sale of ExitInfo of ($3,889) and $268 is included in discontinued operations on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2002, respectively. Proceeds from the sale of approximately $23,000 were used to pay down the Company's borrowings under its credit facility.

        On August 1, 2002, the Company completed the sale of Chicago part of the Consumer segment, to an affiliate of the Chicago Tribune Company for $35,000 in cash. Proceeds from the sale were used to pay down the Company's outstanding debt. The related gain on the sale of Chicago was $28,514 and is included as a component of discontinued operations on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2002.

        In addition, during the three months ended September 30, 2002, the Company completed several other smaller divestitures, including the divestitures of Horticulture and Doll Reader, both part of the

Consumer segment, for proceeds of approximately $5,500. The results of these divestitures, including a related net loss on sale of businesses of $388 for the nine and three months ended September 30, 2002, have been included as a component of discontinued operations on the accompanying condensed statements of consolidated operations.

        During the remaining three months of 2002, the Company completed several other divestitures whose results have been reclassified as discontinued operations in accordance with SFAS 144. These divestitures include IN New York and the American Baby Group, part of the Consumer segment. Certain amounts in the prior periods' condensed consolidated statements of operations have been reclassified to conform to the current year presentation.

        On May 30, 2003, the Company completed the sale of Seventeen magazine and its companion properties including a number of Seventeen branded assets, Teen magazine, Seventeen.com, teenmag.com and Cover Concepts, an in-school marketing unit, all part of the Consumer segment, to The Hearst Corporation. The related gain on the sale of $107,138 and $2,818, net of tax, for the nine and three months ended September 30, 2003, respectively, has been included in discontinued operations on the accompanying condensed statement of consolidated operations in accordance with SFAS 144. In connection with this divestiture, the Company agreed to provide certain services to the purchasers including space rental, financial staffing and support, and website hosting services at negotiated rates over specified terms. Proceeds from the sale were approximately $182,400, subject to standard post closing adjustments, and were used to pay down the Company's borrowings under its credit facility.

        During the nine and three months ended September 30, 2003, the Company finalized certain aspects of the dispositions which were classified as discontinued operations and recognized a net (gain) loss of $1,418 and ($298), respectively.

        In September 2003, the Company completed the sale of Simba Information, part of the Business to Business segment, the results of which have been included in discontinued operations in accordance with SFAS 144. The related gain on sale of Simba Information of $597 is included in discontinued operations on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2003. Proceeds from the sale of approximately $300 were used to pay down the Company's borrowings under its credit facility.

        In addition, during the nine and three months ended September 30, 2003 and 2002, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144. The related net (gain) loss on the sale of these businesses of $1,630 and $1,841 for the nine months ended September 30, 2003 and 2002, respectively, and $294 and ($290) for the three months ended September 30, 2003 and 2002, respectively, are included in (gain) loss on sale of businesses and other, net, on the accompanying condensed statements of consolidated operations.

        In September 2003, the Company initiated a plan to sell New York magazine, part of the Consumer segment. Results from New York magazine have been reclassified as discontinued operations for all periods presented.

        In October 2003, PRIMEDIA reached a four-year distribution and revenue sharing advertising agreement with Google Inc. Google will provide search and contextual advertising for About.com and 127 PRIMEDIA consumer sites. As part of the transaction, the Company's Sprinks division was sold to Google. Sprinks is the pay per click advertising network which serves About.com and numerous third party distribution partners. Results from Sprinks, part of the Consumer segment, have been reclassified as discontinued operations for all periods presented.

        In October 2003, the Company completed the sale of Federal Sources and CableWorld. In addition, the Company initiated a plan to sell Kagan World Media. The results of these businesses, all part of the Business-to-Business segment, have been classified as discontinued operations for all periods presented.

Balance Sheet—Held for Sale

        The assets and liabilities of businesses that have been sold or which the Company has initiated plans to sell subsequent to September 30, 2003 have been reclassified to held for sale on the accompanying condensed consolidated balance sheet as of September 30, 2003 and are as follows:

ASSETS
Accounts receivable, net	$8,249
Inventories	416
Prepaid expenses and other	707
Property and equipment, net	1,827
Other intangible assets, net	14,056
Goodwill, net	7,517
Other non-current assets	1,852

Assets held for sale	$34,624

LIABILITIES
Accounts payable	$2,442
Accrued expenses and other	5,869
Deferred revenues	9,593
Current maturities of long term debt	27
Long term debt	41
Other non-current liabilities	75

Liabilities of businesses held for sale	$18,047

3.
Accounts Receivable, Net

        Accounts receivable, net, consist of the following:

	September 30, 2003	December 31, 2002
Accounts Receivable	$192,630	$246,234
Less: Allowance for doubtful accounts	11,633	17,629
Allowance for returns and rebates	7,670	9,428

	$173,327	$219,177

4.
Inventories

        Inventories consist of the following:

	September 30, 2003	December 31, 2002
Finished goods	$9,329	$9,420
Work in process	3	73
Raw materials	13,346	14,828

	$22,678	$24,321

5.
Goodwill, Other Intangible Assets and Other

        As required under SFAS 142, "Goodwill and Other Intangible Assets", the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment upon adoption on January 1, 2002 and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge with a cumulative effect of a change in accounting principle of $388,508 effective in the first quarter 2002, of which $219,314 relates to the Consumer segment and $169,194 relates to the Business-to-Business segment. Previously issued financial statements as of September 30, 2002 and for the nine months then ended reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

        SFAS 142 requires companies to continue to assess goodwill and indefinite lived intangible assets for impairment at least once a year subsequent to adoption. In addition, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Due to the continued softness of the business-to-business markets and the resultant reduced revenue of the related units, the Company performed an impairment test on the segment as of July 31, 2003, prior to its annual testing date of October 31st. As a result, the Company recorded an impairment charge for PRIMEDIA Workplace Learning ("PWPL") within amortization expense of $19,768 related to the impairment of goodwill associated with PWPL. The results of this impairment test indicated that the carrying value of certain of PWPL's finite lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken resulting in an impairment charge of $727 relating to certain finite lived intangible assets of PWPL, which is included in amortization expense in the condensed statements of consolidated operations for the three and nine months ended September 30, 2003. Any adjustment to these estimated non-cash provisions will be recorded upon completion of the Company's annual impairment test in the fourth quarter of 2003. In the third quarter of 2002, impairment testing under SFAS 144 resulted in impairments of $445 (Consumer segment of $364 and Business-to-Business segment of $81) included in depreciation for the three months ended September 30, 2002 and $8,556 (Consumer segment of $8,045 and Business-to-Business segment of $511) and $13,400 (Consumer segment of $12,889 and Business-to-Business segment of $511) included in amortization for the three and nine months ended September 30, 2002, respectively.

        The Company's SFAS 142 evaluations during the third quarter of 2003 have been performed utilizing a methodology consistent with the methodology used for the annual test, which utilized both an income and market valuation approach, and contains reasonable and supportable assumptions and projections which reflect management's best estimate of projected future cash flows. The Company's discounted cash flow valuation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in the evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually in conjunction with the Company's annual budgeting and forecasting process, with any impairment classified as an operating expense.

        Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a non-cash deferred income tax expense of $52,000 on January 1, 2002 and $10,624 and $16,500 during the nine months ended September 30, 2003 and 2002, respectively, and $3,974 and $4,000 during the three months ended September 30, 2003 and 2002, respectively, each of which would not have been required prior to the adoption of SFAS 142. Additionally, the $52,000 expense was reduced by a

$23,000 income tax benefit recorded in the third quarter of 2002 as a result of the goodwill and certain finite lived asset impairments recorded in 2002.

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

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by operating segment, are as follows:

	Nine Months Ended September 30, 2003
	Consumer Segment	Business-to- Business Segment	Total
Balance as of January 1, 2003	$830,748	$141,791	$972,539
Impairment Charge	—	(19,768)	(19,768)
Acquisitions and finalization of purchase price allocations(1)	1,905	414	2,319
Goodwill written off related to the sale of businesses and other	(28,948)	(397)	(29,345)
Goodwill allocated to assets held for sale	(4,784)	(2,733)	(7,517)

Balance as of September 30, 2003	$798,921	$119,307	$918,228

(1)
Primarily related to final working capital settlement for EMAP.

        Intangible assets subject to amortization consist of the following:

		September 30, 2003			December 31, 2002
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$21,013	$18,094	$2,919	$21,013	$12,841	$8,172
Subscriber and customer lists	2-20	348,346	312,625	35,721	433,584	387,201	46,383
Non-compete agreements	1-10	140,091	134,727	5,364	209,827	199,941	9,886
Trademark license agreements	2-15	2,984	2,894	90	2,967	2,880	87
Copyrights	3-20	20,550	19,432	1,118	20,550	18,901	1,649
Databases	2-12	9,353	8,526	827	13,583	12,141	1,442
Advertiser lists	.5-20	133,307	123,678	9,629	142,564	129,182	13,382
Distribution agreements	1-7	10,410	10,406	4	11,745	11,731	14
Other	1-5	9,804	9,804	—	10,099	10,099	—

		$695,858	$640,186	$55,672	$865,932	$784,917	$81,015

        Intangible assets not subject to amortization had a net carrying value of $221,305 and $270,006 at September 30, 2003 and December 31, 2002, respectively, and consisted of trademarks. Amortization expense for intangible assets still subject to amortization (excluding provision for impairment) was $24,544 and $39,251 for the nine months ended September 30, 2003 and 2002, respectively, and $7,739 and $12,433 for the three months ended September 30, 2003 and 2002, respectively. Amortization of deferred wiring costs of $5,939 and $8,349 for the nine months ended September 30, 2003 and 2002, respectively, and $2,046 and $2,854 for the three months ended September 30, 2003 and 2002, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At September 30, 2003, estimated future amortization expense of other intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $8,000 for the remaining three months of 2003 and approximately $18,000, $10,000, $7,000, $5,000 and $4,000 for 2004, 2005, 2006, 2007 and 2008, respectively.

        During the three months ended September 30, 2003, the Company recorded a charge of $1,816 related to the disposal of certain fixed assets in depreciation expense on the accompanying condensed statement of operations.

6.
Other Investments

        Other investments consist of the following:

	September 30, 2003	December 31, 2002
Cost method investments	$3,210	$18,706
Equity method investments	2,007	2,562

	$5,217	$21,268

        The Company's cost method investments consist primarily of the assets-for-equity investments and the PRIMEDIA Ventures Inc. ("PRIMEDIA Ventures") investments, detailed below. PRIMEDIA's equity method investments represent PRIMEDIA's investment in certain companies where PRIMEDIA has the ability to exercise significant influence over the operations (including financial and operational policies). These investments are included in other investments on the accompanying condensed consolidated balance sheets.

        The Company's investments in start-up and venture-stage companies in which the Company received equity in these entities (the "Investees") in exchange for advertising, content licensing and other services totaled $810 (cost method investments) and $16,870 ($15,956 representing cost method investments and $914 representing equity method investments) at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, respectively, $42 and $4,963 relating to start-up investments and venture stage companies are included as deferred revenues on the accompanying condensed consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements of $248 and $5,590 for the nine months ended September 30, 2003 and 2002, respectively, and $99 and $1,059 for the three months ended September 30, 2003 and 2002, respectively. The Company did not enter into such transactions in 2003.

        At December 31, 2002, the Company's PRIMEDIA Ventures investments were $350 (cost method investment). The Company's PRIMEDIA Ventures investment at September 30, 2003 was nil.

        The Company's equity method investments consist primarily of an investment in the Gravity Games totaling $1,955 and $1,526 at September 30, 2003 and December 31, 2002, respectively (see Note 16). In addition, the Company had other equity investments of $52 and $122 at September 30, 2003 and December 31, 2002, respectively. The Company has retained a small interest in a previously divested business of $2,400 (cost method investment) at September 30, 2003 and December 31, 2002.

        The Company recorded $3,907 and $3,977 of equity method losses from Investees and other equity method investments, during the nine months ended September 30, 2003 and 2002, respectively, and $2,050 and $1,004 for the three months ended September 30, 2003 and 2002, respectively. These equity method losses are included in other income (expense), net on the accompanying condensed statements of consolidated operations.

Provision for the Impairment of Investments

        Investments are continually reviewed by the Company for impairment whenever significant events occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value. If an investment is deemed to be other than temporarily impaired, its carrying value will be reduced to fair market value. During the nine months ended September 30, 2003 and 2002, the Company recorded a provision for impairment of its investments in certain Investees of $8,975 and $12,404, respectively, and for the three months ended September 30, 2003 and 2002, $1,248 and $7,032, respectively. The Company also recorded an additional provision for impairment of its PRIMEDIA Ventures investments of $3,008 and $1,108 for the nine and three months ended September 30, 2002, respectively. The Company recorded impairments on these investments as the decline in the value was deemed other than temporary. In determining such impairments, the Company considered the impact of the Investees' current year performance and future business plans, and in certain circumstances, the Company utilized the results of work performed by independent valuation specialists.

Sale of Investments

        For the nine months ended September 30, 2003, the Company sold certain PRIMEDIA Ventures and assets-for-equity investments for proceeds of $2,178 and realized a gain on these sales of $443. For the nine months ended September 30, 2002, the Company sold certain PRIMEDIA Ventures investments for proceeds of $323 and realized a gain on these sales of $28. These gains are included in other income (expense), net, on the condensed statements of consolidated operations.

7.
Other Non-Current Assets

        Other non-current assets consist of the following:

	September 30, 2003	December 31, 2002
Deferred financing costs, net	$27,884	$18,144
Deferred wiring and installation costs, net	3,759	8,468
Direct-response advertising costs, net	10,535	14,709
Video mastering and programming costs, net	16,282	13,791
Other	2,624	3,059

	$61,084	$58,171

        The deferred financing costs at September 30, 2003 include $7,966 of issuance costs related to the Series D, F, and H Exchangeable Preferred Stock which are now collectively described as shares subject to mandatory redemption (see Note 9). Deferred financing costs are net of accumulated amortization of $17,402 and $12,923 at September 30, 2003 and December 31, 2002, respectively. The deferred wiring and installation costs are net of accumulated amortization of $75,002 and $69,063 at September 30, 2003 and December 31, 2002, respectively. Direct-response advertising costs are net of accumulated amortization of $54,073 and $81,621 at September 30, 2003 and December 31, 2002, respectively. Video mastering and programming costs are net of accumulated amortization of $47,694 and $42,223 at September 30, 2003 and December 31, 2002, respectively.

8.
Long-term Debt

        Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
Borrowings under the bank credit facility	$587,819	$640,731
10 1/4% Senior Notes due 2004	—	84,175
8 1/2% Senior Notes due 2006	—	291,007
7 5/8% Senior Notes due 2008	225,408	225,312
8 7/8% Senior Notes due 2011	469,685	469,299
8% Senior Notes due 2013	300,000	—

	1,582,912	1,710,524
Obligation under capital leases	25,026	24,814

	1,607,938	1,735,338
Less: Current maturities of long-term debt	9,276	7,661

	$1,598,662	$1,727,677

Bank Credit Facility

        The Company has credit facilities with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facility"). The debt under the bank credit facility agreement and as otherwise permitted under the bank credit facility agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes and 8% Senior Notes of the Company (together referred to as "Senior Notes") is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

        Substantially all proceeds from the sale of businesses and other investments were used to pay down borrowings under the bank credit facility agreement. Amounts under the bank credit facility may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. In the second quarter of 2003, the Company made voluntary pre-payments towards the term loans A and B and a voluntary permanent reduction of the revolving loan commitment in the amounts of $5,000, $21,000 and $24,000, respectively. The bank credit facility consists of the following at September 30, 2003:

	Revolver	Term A	Term B	Total
Bank Credit Facility	$427,000	$90,000	$374,819	$891,819
Borrowings Outstanding	(123,000)	(90,000)	(374,819)	(587,819)
Letters of Credit Outstanding	(19,668)	—	—	(19,668)

Unused Bank Commitments	$284,332	$—	$—	$284,332

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At September 30, 2003 and December 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facility was 3.7% and 4.4%, respectively.

        Under the bank credit facility, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facility agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2003, the Company's commitment fees were paid at weighted average rates of 0.5% and during the second and third quarter of 2003, 0.375%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

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

        7 5/8% Senior Notes.    Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at 103.813% as of April 1, 2003 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $707 and $803 at September 30, 2003 and December 31, 2002, respectively.

        8 7/8% Senior Notes.    Interest is payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements. Beginning in 2006, the 8 7/8% Senior Notes are redeemable in whole or in part at the option of the Company, at 104.438% with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $5,815 and $6,201 at September 30, 2003 and December 31, 2002, respectively.

        8% Senior Notes.    On May 15, 2003, the Company issued $300,000 of Senior Notes at par. Interest is payable semi-annually in May and November at the annual rate of 8%. The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and may not be redeemed prior to May 15, 2008 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2008, the notes are redeemable in whole or in part at the option of the Company, at 104% in 2008 with annual reductions to 100% in 2011 and thereafter, plus accrued and unpaid interest. The Company has agreed to use its reasonable best efforts to consummate, within 12 months after the issue date of the notes, an offer to exchange the 8% Senior Notes for registered notes with substantially identical terms to those notes, except that the registered exchange notes will generally be freely transferable in certain circumstances, and to file and cause to become effective a shelf registration statement with respect to the resale of the registered exchange notes. Under certain circumstances if the Company is not in compliance with these obligations, the Company will be required to pay additional interest for the period it is not in compliance.

        The Senior Notes and the bank credit facility all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

        If the Company becomes subject to a change of control, each holder of the Senior Notes will have the right to require the Company to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

Senior Note Redemptions

        On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facility. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other expenses, net, on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2003.

        On June 16, 2003, the Company redeemed the remaining 8 1/2% Senior Notes at the carrying value of $291,073, plus accrued interest. The Company funded the transaction with the proceeds of the 8% Senior Notes offering. The redemption resulted in write-offs of unamortized issuance costs of $1,810 and the unamortized discount of $427 which are included in other, net, on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 2003.

Covenant Compliance

        On June 13, 2003, the bank credit facility agreement was amended to provide for a one-year hiatus in each of the scheduled step-downs in the permitted leverage ratio, as defined in the bank credit facility agreement. As a result of the amendment, the maximum permitted leverage ratio, as defined, is 6.0 and does not step down to 5.75 until the third quarter of 2004. This amendment enables the Company to consider alternatives to improve its capital structure, but was not necessary for the Company to remain in compliance with all of its debt covenants.

        Under the most restrictive covenants as defined in the bank credit facility agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 2.0 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.25 to 1 and 2.5 to 1, respectively, on January 1, 2004 and January 1, 2005. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. The purpose of providing this information is to give more clarity to the substantial amount of disclosure already provided. Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facility agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which as defined in the bank credit facility agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses. The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group, which management believes are on an arms length basis and as permitted by the bank credit facility and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The scheduled repayments of all debt outstanding, net of unamortized discounts, including capital leases, as of September 30, 2003, are as follows:

Twelve Months Ended September 30,	Debt	Capital Lease Obligations	Total
2004	$3,825	$5,451	$9,276
2005	26,325	2,901	29,226
2006	26,325	1,587	27,912
2007	26,325	1,646	27,971
2008	374,733	1,772	376,505
Thereafter	1,125,379	11,669	1,137,048

	$1,582,912	$25,026	$1,607,938

9.
Shares Subject to Mandatory Redemption (the Company's Series D, F and H Exchangeable Preferred Stock)

        In May 2003, the FASB issued SFAS 150, which establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity as liabilities (or as assets in some circumstances). SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company prospectively adopted SFAS 150 on July 1, 2003, which requires the Company to classify as long-term liabilities ($477,059 at September 30, 2003) its Series D, F, and H Exchangeable Preferred Stock. Such stock are now collectively described as "shares subject to mandatory redemption" on the accompanying condensed consolidated balance sheets. Each series individually is legally known as Exchangeable Preferred Stock. Related issuance costs of $7,966 were required to be classified as other non-current assets on the accompanying condensed consolidated balance sheet at September 30, 2003. These issuance costs were included in Exchangeable Preferred Stock at December 31, 2002. In addition, SFAS 150 requires that the related dividends on these shares be described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations for the nine and three month periods ended September 30, 2003, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the nine and three month periods ended September 30, 2003 by $11,008. If SFAS 150 was adopted on July 1, 2002, loss from continuing operations would have increased by $12,016 for the comparable periods of 2002.

        Shares subject to mandatory redemption consists of the following:

	September 30, 2003	December 31, 2002
$10.00 Series D Exchangeable Preferred Stock	$169,987	$174,531
$9.20 Series F Exchangeable Preferred Stock	95,333	99,984
$8.625 Series H Exchangeable Preferred Stock	211,739	209,950

	$477,059	$484,465

$10.00 Series D Exchangeable Preferred Stock

        The Company authorized 2,000,000 shares of $.01 par value, $10.00 Series D Exchangeable Preferred Stock, of which 1,699,867 and 1,769,867 shares were outstanding at September 30, 2003 and December 31, 2002, respectively. The liquidation and redemption value was $169,987 and $176,987 at September 30, 2003 and December 31, 2002, respectively.

$9.20 Series F Exchangeable Preferred Stock

        The Company authorized 1,250,000 shares of $.01 par value, $9.20 Series F Exchangeable Preferred Stock, of which 953,328 and 1,023,328 shares were outstanding at September 30, 2003 and December 31, 2002, respectively. The liquidation and redemption value was $95,333 and $102,333 at September 30, 2003 and December 31, 2002, respectively.

$8.625 Series H Exchangeable Preferred Stock

        The Company authorized 2,500,000 shares of $.01 par value, $8.625 Series H Exchangeable Preferred Stock, of which 2,117,391 and 2,140,891 shares were outstanding at September 30, 2003 and December 31, 2002, respectively. The liquidation and redemption value was $211,739 and $214,089 at September 30, 2003 and December 31, 2002, respectively.

        During the second quarter of 2003, the Company exchanged $7,000 liquidation value of Series D Exchangeable Preferred Stock for 2,223,334 shares of common stock, $7,000 liquidation value of Series F Exchangeable Preferred Stock for 2,124,166 shares of common stock, and $2,350 liquidation value of Series H Exchangeable Preferred Stock for 693,250 shares of common stock. The Company recognized a related gain of $944 for the nine months ended September 30, 2003, which has been included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statements of consolidated operations. This gain is included as a component of additional paid in capital on the accompanying condensed consolidated balance sheet at September 30, 2003.

        During the nine months ended September 30, 2002, the Company exchanged $23,013 liquidation value of Series D Exchangeable Preferred Stock for 4,467,033 shares of common stock, $22,667 liquidation value of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761 liquidation value of Series H Exchangeable Preferred Stock for 5,808,050 shares of common stock. The cumulative gain on these exchanges of $31,001 and $2,700 for the nine and three months ended September 30, 2002, respectively, are included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statements of consolidated operations for their respective periods. The cumulative gain on these exchanges is included as a component of additional paid in capital on the accompanying condensed consolidated balance sheets.

        During October 2003, the Company exchanged $2,500 liquidation value of Series D Exchangeable Preferred Stock for 832,627 shares of common stock.

        Each series of Exchangeable Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends.

10.
Series J Convertible Preferred Stock

        As of September 30, 2003 and December 31, 2002, the Company had $159,537 and $145,351 of Series J Convertible Preferred Stock outstanding, respectively. These shares are convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock (excluding dividends) at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind of 112,796 and 38,761 shares of Series J Convertible Preferred Stock valued at $14,099 and $4,845 during the nine and three months ended September 30, 2003, respectively, and 99,733 and 34,272 shares of Series J Convertible Preferred Stock valued at $12,466 and $4,284 during the nine and three months ended September 30, 2002, respectively. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

11.
Common Stock and Related Options and Warrants

        During the second quarter of 2003, the Company exchanged $7,000 liquidation value of Series D Exchangeable Preferred Stock for 2,223,334 shares of common stock, $7,000 liquidation value of Series F Exchangeable Preferred Stock for 2,124,166 shares of common stock, and $2,350 liquidation value of Series H Exchangeable Preferred Stock for 693,250 shares of common stock. The Company repurchased these 5,040,750 shares of common stock for $3.00 per share or $15,123.

        During the first quarter of 2003, the Company exchanged $6,150 of Series H Exchangeable Preferred Stock for 2,860,465 shares of common stock. The Company repurchased these 2,860,465 shares of common stock for $1.48 per share or $4,244.

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

12.
Non-Cash Compensation and Non-Recurring Charges

        In connection with the merger with About in 2001, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was $102,404 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The remaining $12,149 is included within the total purchase price. The Company recorded non-cash compensation related to the amortization of the intrinsic value of unvested "in-the-money" options of $1,025 and $2,144 during the nine months ended September 30, 2003 and 2002, respectively, and $259 and $631 for the three months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on September 30, 2003.

        Also in connection with the About merger, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock and options to purchase 3,482,300 shares of PRIMEDIA common stock. These shares and options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,680 and $3,229 was recorded for the nine months ended September 30, 2003 and 2002, respectively, and $470 and $874 for the three months ended September 30, 2003 and 2002, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

        Two senior executives of About also entered into share lockup agreements with the Company, pursuant to which they agreed to specific restrictions regarding the transferability of their shares of PRIMEDIA common stock issued in the merger. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall. During the nine months ended September 30, 2002, the Company recorded $3,186 of non-recurring charges related to these share lockup agreements. In 2002, the Company paid approximately $21,000 related to these agreements.

        As a result of one of these executives leaving the Company, effective December 2001, half of his restricted shares (1,105,550 shares) and options (1,302,650 options) were accelerated and the remainder was forfeited. The accelerated options expired unexercised during the first quarter of 2002.

        During the nine and three months ended September 30, 2003, the Company recognized $88 and $41, respectively, of non-cash compensation related to the Company's grant of shares of restricted common stock to certain employees in exchange for their options in the Company's Internet subsidiaries. During the nine and three months ended September 30, 2002, the Company recorded non-cash compensation of $903 and $301, respectively, related to the issuance of stock in connection with an acquisition and a non-recurring charge of $77 and $42, respectively, related to certain non-recurring compensation arrangements with certain senior executives. In the third quarter of 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone Consulting LLC for services rendered. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the nine and three months ended September 30, 2002.

        For the nine months ended September 30, 2003 and 2002, non-cash compensation totaled $2,793 and $7,266, respectively, and $770 and $2,796 for the three months ended September 30, 2003 and 2002, respectively. The non-recurring charges totaled $3,263 and $42 for the nine and three months ended September 30, 2002, respectively.

13.
Senior Executive Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executive Severance

        During the second quarter of 2003, the Company estimated and recorded $5,576 of severance related to the separation of the former Chief Executive Officer and Chief Financial Officer. The actual severance amount may differ from this estimated amount; accordingly, the Company may record future adjustments as amounts are finalized. At September 30, 2003, this amount is included in accrued expenses and other on the accompanying condensed consolidated balance sheet.

Provision for Severance, Closures and Restructuring Related Costs

        During 2003 and 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000. These initiatives were enacted to integrate the operations of the Company and consolidate many back office functions. In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", which superseded EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002.

        Details of the initiatives implemented and the payments made in furtherance of these plans during the nine-month periods ended September 30, 2003 and 2002 are presented in the following tables:

	Liability as of January 1, 2003		Net Provision for the Nine Months Ended September 30, 2003	Payments during the Nine Months Ended September 30, 2003	Liability as of September 30, 2003
Employee related termination costs	$3,733		$3,348	$(5,632)	$1,449
Termination of contracts	575		16	(114)	477
Termination of leases related to office closures	41,366		108	(5,693)	35,781

Total severance and closures	$45,674	(1)	$3,472	$(11,439)	$37,707

	Liability as of January 1, 2002		Net Provision for the Nine Months Ended September 30, 2002	Payments during the Nine Months Ended September 30, 2002	Liability as of September 30, 2002
Severance and closures:
Employee related termination costs	$8,011		$5,758	$(6,505)	$7,264
Termination of contracts	2,243		(137)	(1,348)	758
Termination of leases related to office closures	12,517		20,452	(6,977)	25,992

	22,771		26,073	(14,830)	34,014

Restructuring related:
Relocation and other employee costs	—		765	(765)	—

	—		765	(765)	—

Total severance, closures and restructuring related costs	$22,771	(1)	$26,838	$(15,595)	$34,014

(1)
Reduced for liabilities relating to discontinued operations totaling $1,627 and $3,760 at January 1, 2002 and 2003, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. The leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

        Included in the net provision for the nine month period ended September 30, 2003 are reversals of $2,011 of previously recorded accruals primarily due to continuing re-evaluation of lease assumptions.

        As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,956 individuals that they would be terminated under these plans, of which 200 and 41 individuals were notified during the nine and three month periods ended September 30, 2003, respectively. As of September 30, 2003, all of those individuals have been terminated.

        The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of their respective dates.

14.
Comprehensive Income (Loss)

        Comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 are presented in the following tables:

	Nine Months Ended September 30,
	2003	2002
Net income (loss)	$29,830	$(526,534)
Other comprehensive income:
Change in fair value of derivative instruments	—	1,897
Foreign currency translation adjustments	24	126

Total comprehensive income (loss)	$29,854	$(524,511)

        Comprehensive income (loss) for the three months ended September 30, 2003 and 2002 equals net income (loss).

15.
Loss per Common Share

        Loss per share for the nine and three month periods ended September 30, 2003 and 2002 has been determined based on net loss after preferred stock dividends, related accretion, gain on the exchange of exchangeable preferred stock for common shares and in 2002 the issuance of contingent warrants associated with the Series J Convertible Preferred Stock (see Note 10) divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of non-qualified stock options and warrants and the conversion of convertible preferred stock was not included in the computation of per share amounts because the effect of inclusion would be antidilutive. If the Company had recognized income from continuing operations for the nine and three months ended September 30, 2003, shares attributable to these antidilutive instruments would have increased diluted shares outstanding by 1,805,251 and 1,718,673 shares, respectively.

16.
Contingencies

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

        During 2002, PRIMEDIA contributed the Gravity Games, acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc. (now known as Octagon, Inc.) ("Octagon"), with each party owning a 50% interest. The LLC entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc. ("NBC"), which required the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC during 2002 and 2003. Under the terms of the agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees in the event the LLC failed to satisfy its payment obligations to NBC.

        During the third quarter of 2003, the Company contributed $2,500 to the LLC, $1,100 of which was used to fund the LLC's obligations to NBC. As of September 30, 2003, the LLC was scheduled to make $2,025 of additional payments to NBC, $1,013 of which could be required to be contributed by the Company. In October 2003, the Company and Octagon each contributed an additional $850 to the LLC for a total of $1,700. The LLC used $438 of each party's payment, for a total of $876, to pay NBC, leaving $1,150 still due to NBC, of which the Company could be required to pay up to $575. The Company has accrued for this $850 payment in accrued expenses and other on the condensed consolidated balance sheet at September 30, 2003. The asset representing the Company's equity investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC of $1,955 and $1,526 is reflected as a component of other investments on the accompanying condensed consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively. The Company's share of the LLC's losses of $2,921 and $1,942 are reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2003, respectively. In 2002, the Company's share of the LLC's losses were $184 for the nine and three months ended September 30, 2002.

        Pursuant to a restructuring agreement entered into between PRIMEDIA and Octagon in August 2003, PRIMEDIA's interest in the LLC terminated effective October 31, 2003 and PRIMEDIA has ended its direct involvement in the Gravity Games with the conclusion of the September 2003 event. Going forward, PRIMEDIA is entitled to receive, among other things, a share of accumulated net profit (as defined) generated by the LLC during the period commencing October 31, 2003 and ending on the earlier of (i) October 31, 2006 and (ii) the date of the sale of all or substantially all of the capital stock or assets of the LLC. Additionally, as a result of PRIMEDIA's exit from the LLC, the Company is entitled to 50% of certain assets and liabilities of the LLC as of October 31, 2003, which will result in a cash settlement between the Company and the LLC.

        As of and for the nine months ended September 30, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

17.
Business Segment Information

        The Company's operations have been classified into two business segments: Consumer and Business-to-Business. PRIMEDIA groups its businesses into these two segments based on the nature of the products and services they provide and the type or class of customer for these products or services. The Company's Consumer segment produces and distributes magazines, guides, videos and Internet products for consumers in various niche markets. The Company's Business-to-Business segment produces and distributes content via magazines, books, videos, exhibits, databases and Internet products to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. These segment results are regularly reviewed by the Company's chief operating decision-maker and the remainder of the executive team to make decisions about resources to be allocated to each segment and to assess its performance. The information presented below includes certain intersegment transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment eliminations include intersegment content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. Intersegment eliminations and other includes eliminations of $4,182 and $3,112 related to the Consumer segment and $7 and $1,907 related to the Business-to-Business segment for the nine months ended September 30,

2003 and 2002, respectively. Intersegment eliminations and other includes eliminations of $1,413 and $1,064 related to the Consumer segment and $5 and $604 related to the Business-to-Business segment for the three months ended September 30, 2003 and 2002, respectively. For 2003, the Company has eliminated intrasegment transactions within the segment results and has restated the prior periods accordingly. These intrasegment transactions totaled $47,461 and $88,437 for the nine months ended September 30, 2003 and 2002, respectively, and $14,219 and $26,613 for the three months ended September 30, 2003 and 2002, respectively.

        The Non-Core Businesses include certain titles of the Business Magazines & Media Group and the Consumer Magazines & Media Group which have been discontinued or divested. In addition, during 2001, the Company restructured or consolidated several new media properties, whose value can be realized with far greater efficiency by having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. The Company segregated the Non-Core Businesses from the aforementioned segments because the Company's chief operating decision-maker and the remainder of the executive team viewed these businesses separately in evaluating and making decisions regarding ongoing operations. In the ordinary course of business, corporate administrative costs of approximately $1,900 were allocated to the Non-Core Businesses during the nine months ended September 30, 2002. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Sales, Net:
Consumer	$801,999	$804,451	$265,977	$265,378
Business-to-Business	198,466	233,793	59,209	70,811
Intersegment eliminations and other	(4,165)	(4,628)	(1,467)	(1,669)
Other:
Non-Core Businesses	—	13,491	—	—

Total	$996,300	$1,047,107	$323,719	$334,520

Segment EBITDA(1)(2):
Consumer	$166,383	$151,773	$54,247	$55,047
Business-to-Business	14,916	29,221	3,814	10,077
Other:
Corporate	(21,458)	(25,128)	(6,647)	(7,658)
Non-Core Businesses	—	(3,253)	—	—

Total	$159,841	$152,613	$51,414	$57,466

        The following is a reconciliation of Segment EBITDA to loss from continuing operations before income tax expense:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Total Segment EBITDA(1)(2)	$159,841	$152,613	$51,414	$57,466
Depreciation of property and equipment	(42,718)	(45,027)	(15,880)	(15,051)
Amortization of intangible assets and other	(50,978)	(61,000)	(30,280)	(23,843)
Severance related to separated senior executives	(5,576)	—	—	—
Non-cash compensation and non-recurring charges	(2,793)	(10,529)	(770)	(2,838)
Provision for severance, closures and restructuring related costs	(3,472)	(26,838)	(485)	(2,103)
Gain (loss) on sale of businesses and other, net	(1,630)	(1,841)	(294)	290

Operating income	52,674	7,378	3,705	13,921
Other income (expense):
Provision for impairment of investments	(8,975)	(15,412)	(1,248)	(8,140)
Interest expense	(95,552)	(106,192)	(30,349)	(35,125)
Interest on shares subject to mandatory redemption(3)	(11,008)	—	(11,008)	—
Amortization of deferred financing charges	(2,360)	(2,608)	(1,116)	(885)
Other income (expense), net	(3,715)	(649)	195	1,013

Loss from continuing operations before income tax expense	$(68,936)	$(117,483)	$(39,821)	$(29,216)

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other (income) charges including severance related to separated senior executives, non-cash compensation and non-recurring charges, a provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net. Segment EBITDA is not intended to represent cash flow from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or as an indicator of cash flows as a measure of liquidity. It is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)
During 2002 and 2003, the Company reversed employee incentive compensation accruals due to changes in estimates. For the nine months ended September 30, 2003 and 2002, these reversals were $2,270 and $2,482 related to the Consumer segment, $1,610 and $477 related to the Business-to-Business segment and $3,078 and $1,354 related to Corporate, respectively.

(3)
Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires the Company to classify as long term liabilities its Series D, F & H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock to interest expense. Such stock is now collectively described as "shares subject to mandatory redemption" and dividends on these shares are now included in loss from continuing operations before income tax expense (interest expense) whereas previously they were presented below net income as preferred stock dividends.

18.
Financial Information for Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 and 2002 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, and which represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis.

        The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The transactions described above are billed, by the Company, at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation.

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(UNAUDITED)

September 30, 2003
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$4,866	$12,760	$755	$—	$18,381
Accounts receivable, net	8	155,277	18,042	—	173,327
Intercompany receivables	1,496,871	671,346	(42,555)	(2,125,662)	—
Inventories	—	21,837	841	—	22,678
Prepaid expenses and other	3,464	25,608	10,198	—	39,270
Assets held for sale	—	26,421	8,203	—	34,624

Total current assets	1,505,209	913,249	(4,516)	(2,125,662)	288,280
Property and equipment, net	7,385	76,958	21,935	—	106,278
Investment in and advances to subsidiaries	484,814	—	—	(484,814)	—
Other intangible assets, net	—	272,249	4,728	—	276,977
Goodwill, net	—	877,048	41,180	—	918,228
Other investments	3,210	2,007	—	—	5,217
Other non-current assets	10,452	35,870	14,762	—	61,084

	$2,011,070	$2,177,381	$78,089	$(2,610,476)	$1,656,064

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$5,736	$51,249	$12,289	$—	$69,274
Intercompany payables	790,350	811,748	523,564	(2,125,662)	—
Accrued interest payable	37,730	—	—	—	37,730
Accrued expenses and other	86,427	100,102	13,104	—	199,633
Deferred revenues	30	148,847	9,935	—	158,812
Current maturities of long-term debt	3,953	5,323	—	—	9,276
Liabilities of businesses held for sale	—	14,142	3,905		18,047

Total current liabilities	924,226	1,131,411	562,797	(2,125,662)	492,772
Long-term debt	1,579,248	19,414	—	—	1,598,662
Shares subject to mandatory redemption	477,059	—	—	—	477,059
Intercompany notes payable	—	2,213,128	775,841	(2,988,969)	—
Deferred revenues	—	34,544	—	—	34,544
Deferred income taxes	60,124	—	—	—	60,124
Other non-current liabilities	2,409	22,553	(63)	—	24,899

Total liabilities	3,043,066	3,421,050	1,338,575	(5,114,631)	2,688,060

Shareholders' deficiency:
Series J convertible preferred stock	159,537	—	—		159,537
Common stock	2,682	—	—	—	2,682
Additional paid-in capital	2,337,480	—	—	—	2,337,480
Accumulated deficit	(3,451,755)	(1,243,433)	(1,260,499)	2,503,932	(3,451,755)
Accumulated other comprehensive income(loss)	(223)	(236)	13	223	(223)
Unearned compensation	(2,155)	—	—	—	(2,155)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)

Total shareholders' deficiency	(1,031,996)	(1,243,669)	(1,260,486)	2,504,155	(1,031,996)

	$2,011,070	$2,177,381	$78,089	$(2,610,476)	$1,656,064

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(UNAUDITED)

For the Nine Months Ended September 30, 2003
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Sales, net	$191	$847,064	$149,045	$—	$996,300
Operating costs and expenses:
Cost of goods sold	—	149,791	65,316	—	215,107
Marketing and selling	—	170,130	42,734	—	212,864
Distribution, circulation and fulfillment	—	125,252	44,702	—	169,954
Editorial	—	72,377	8,460	—	80,837
Other general expenses	1,076	88,280	47,768	—	137,124
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	18,146	—	2,427	—	20,573
Depreciation of property and equipment	4,312	26,443	11,963	—	42,718
Amortization of intangible assets and other	—	44,997	5,981	—	50,978
Severance related to separated senior executives	5,576	—	—	—	5,576
Non-cash compensation and non-recurring charges	2,793	—	—	—	2,793
Provision for severance, closures and restructuring related costs	(860)	3,697	635	—	3,472
(Gain) loss on sale of businesses and other, net	(19)	1,390	259	—	1,630

Operating income (loss)	(30,833)	164,707	(81,200)	—	52,674
Other income (expense):
Provision for impairment of investments	(8,975)	—	—	—	(8,975)
Interest expense	(91,552)	(3,975)	(25)	—	(95,552)
Interest on shares subject to mandatory redemption	(11,008)	—	—	—	(11,008)
Amortization of deferred financing charges	1,052	(3,401)	(11)	—	(2,360)
Equity in losses of subsidiaries	40,637	—	—	(40,637)	—
Intercompany management fees and interest	142,157	(142,157)	—	—	—
Other expense, net	(953)	(2,747)	(15)	—	(3,715)

Income (loss) from continuing operations before income tax expense	40,525	12,427	(81,251)	(40,637)	(68,936)
Income tax benefit (expense)	(10,695)	(350)	12	—	(11,033)

Income (loss) from continuing operations	29,830	12,077	(81,239)	(40,637)	(79,969)
Discontinued operations	—	114,009	(4,210)	—	109,799

Net Income (loss)	$29,830	$126,086	$(85,449)	$(40,637)	$29,830

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2003
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Operating activities:
Net Income (loss)	$29,830	$126,086	$(85,449)	$(40,637)	$29,830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(141,291)	118,593	23,233	40,637	41,172
Changes in operating assets and liabilities	(1,225)	(18,315)	(7,491)	—	(27,031)

Net cash provided by (used in) operating activities	(112,686)	226,364	(69,707)	—	43,971

Investing activities:
Additions to property, equipment and other, net	(559)	(19,196)	(6,768)	—	(26,523)
Proceeds from sales of (payments for) businesses and other, net	19	184,047	(325)	—	183,741
Payments related to businesses acquired	—	(7,186)	(536)	—	(7,722)
Proceeds from sale of (payments for) other investments	(632)	(2,285)	(266)	—	(3,183)

Net cash provided by (used in) investing activities	(1,172)	155,380	(7,895)	—	146,313

Financing activities:
Intercompany activity	294,405	(371,869)	77,464	—	—
Borrowings under credit agreements	329,400	—	—	—	329,400
Repayments of borrowings under credit agreements	(382,312)	—	—	—	(382,312)
Payments for redemptions of senior notes	(375,675)	—	—	—	(375,675)
Proceeds from issuance of 8% Senior Notes	300,000	—	—	—	300,000
Proceeds from issuances of common stock, net	1,120	—	—	—	1,120
Purchases of common stock in connection with the exchange of exchangeable preferred stock	(19,367)	—	—	—	(19,367)
Dividends paid to preferred stock shareholders	(33,928)	—	—	—	(33,928)
Deferred financing cost paid (received)	474	(6,762)	—	—	(6,288)
Other	(93)	(3,210)	(103)	—	(3,406)

Net cash provided by (used in) financing activities	114,024	(381,841)	77,361	—	(190,456)

Increase (decrease) in cash and cash equivalents	166	(97)	(241)	—	(172)
Cash and cash equivalents, beginning of period	4,700	12,857	996	—	18,553

Cash and cash equivalents, end of period	$4,866	$12,760	$755	$—	$18,381

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$4,700	$12,857	$996	$—	$18,553
Accounts receivable, net	622	197,476	21,079	—	219,177
Intercompany receivables	1,542,122	655,911	(37,955)	(2,160,078)	—
Inventories	—	23,460	861	—	24,321
Prepaid expenses and other	5,979	29,982	6,659	—	42,620

Total current assets	1,553,423	919,686	(8,360)	(2,160,078)	304,671
Property and equipment, net	10,578	81,274	36,098	—	127,950
Investment in and advances to subsidiaries	582,781	—	—	(582,781)	—
Other intangible assets, net	—	341,276	9,745	—	351,021
Goodwill, net	(6,076)	934,812	43,803	—	972,539
Other investments	19,392	1,876	—	—	21,268
Other non-current assets	162	52,520	5,422	67	58,171

	$2,160,260	$2,331,444	$86,708	$(2,742,792)	$1,835,620

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$8,591	$84,617	$16,703	$—	$109,911
Intercompany payables	825,616	889,613	444,782	(2,160,011)	—
Accrued interest payable	25,835	—	—	—	25,835
Accrued expenses and other	94,669	110,706	19,048	—	224,423
Deferred revenues	2,067	166,782	16,272	—	185,121
Current maturities of long-term debt	4,163	3,498	—	—	7,661

Total current liabilities	960,941	1,255,216	496,805	(2,160,011)	552,951

Long-term debt	1,706,743	20,934	—	—	1,727,677
Intercompany notes payable	—	2,365,640	764,384	(3,130,024)	—
Deferred revenues	—	41,466	—	—	41,466
Deferred income taxes	49,500	—	—	—	49,500
Other non-current liabilities	2,409	20,577	373	—	23,359

Total liabilities	2,719,593	3,703,833	1,261,562	(5,290,035)	2,394,953

Exchangeable preferred stock	484,465	—	—	—	484,465

Shareholders' deficiency:
Series J convertible preferred stock	145,351	—	—	—	145,351
Common stock	2,675	—	—	—	2,675
Additional paid-in capital	2,336,091	—	—	—	2,336,091
Accumulated deficit	(3,445,083)	(1,372,317)	(1,174,679)	2,546,996	(3,445,083)
Accumulated other comprehensive loss	(247)	(72)	(175)	247	(247)
Unearned compensation	(4,730)	—	—	—	(4,730)
Common stock in treasury, at cost	(77,855)	—	—	—	(77,855)

Total shareholders' deficiency	(1,043,798)	(1,372,389)	(1,174,854)	2,547,243	(1,043,798)

	$2,160,260	$2,331,444	$86,708	$(2,742,792)	$1,835,620

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(UNAUDITED)

For the Nine Months Ended September 30, 2002
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Sales, net	$514	$995,092	$144,954	$(93,453)	$1,047,107
Operating costs and expenses:
Cost of goods sold	—	267,579	63,007	(93,453)	237,133
Marketing and selling	30	156,163	70,401	—	226,594
Distribution, circulation and fulfillment	—	126,017	54,564	—	180,581
Editorial	—	58,093	28,837	—	86,930
Other general expenses	1,894	103,502	34,142	—	139,538
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	16,483	—	7,235	—	23,718
Depreciation of property and equipment	2,001	27,748	15,278	—	45,027
Amortization of intangible assets and other	563	49,747	10,690	—	61,000
Non-cash compensation and non-recurring charges	6,282	990	3,257	—	10,529
Provision for severance, closures and restructuring related costs	16,068	10,321	449	—	26,838
(Gain) loss on sale of businesses and other, net	(97)	518	1,420	—	1,841

Operating income (loss)	(42,710)	194,414	(144,326)	—	7,378
Other income (expense):
Provision for impairment of investments	(12,403)	—	(3,009)	—	(15,412)
Interest expense	(103,679)	(2,454)	(59)	—	(106,192)
Amortization of deferred financing charges	—	(2,605)	(3)	—	(2,608)
Equity in losses of subsidiaries	(468,663)	—	—	468,663	—
Intercompany management fees and interest	146,174	(146,174)	—	—	—
Other income (expense), net	247	(511)	(385)	—	(649)

Income (loss) from continuing operations before income tax expense	(481,034)	42,670	(147,782)	468,663	(117,483)
Income tax expense	(45,500)	—	—	—	(45,500)

Income (loss) from continuing operations	(526,534)	42,670	(147,782)	468,663	(162,983)
Discontinued operations	—	35,865	(10,908)	—	24,957
Cumulative effect of a change in accounting principle	—	(368,174)	(20,334)	—	(388,508)

Net loss	$(526,534)	$(289,639)	$(179,024)	$468,663	$(526,534)

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2002
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Operating activities:
Net loss	$(526,534)	$(289,639)	$(179,024)	$468,663	$(526,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	390,085	568,967	50,794	(468,663)	541,183
Changes in operating assets and liabilities	(83)	(22,084)	19,947	—	(2,220)

Net cash provided by (used in) operating activities	(136,532)	257,244	(108,283)	—	12,429

Investing activities:
Additions to property, equipment and other, net	(2,175)	(10,597)	(14,632)	—	(27,404)
Proceeds from sale of businesses and other, net	420	122,764	6,247	—	129,431
Payments related to businesses acquired	—	(3,329)	(141)	—	(3,470)
Proceeds from sale of (payments for) other investments	(832)	(2,520)	—	—	(3,352)

Net cash provided by (used in) investing activities	(2,587)	106,318	(8,526)	—	95,205

Financing activities:
Intercompany activity	244,113	(359,271)	115,158	—	—
Borrowings under credit agreements	304,765	—	—	—	304,765
Repayments of borrowings under credit agreements	(367,890)	—	—	—	(367,890)
Payments for redemptions of senior notes	(19,141)				(19,141)
Proceeds from issuances of common stock, net	1,533	—	—	—	1,533
Dividends paid to preferred stock shareholders	(38,279)	—	—	—	(38,279)
Deferred financing costs paid	(108)	—	—	—	(108)
Other	(99)	(3,209)	(27)	—	(3,335)

Net cash provided by (used in) financing activities	124,894	(362,480)	115,131	—	(122,455)

Decrease in cash and cash equivalents	(14,225)	1,082	(1,678)	—	(14,821)
Cash and cash equivalents, beginning of period	17,478	13,257	2,853	—	33,588

Cash and cash equivalents, end of period	$3,253	$14,339	$1,175	$—	$18,767

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

Why We Use Segment EBITDA

        PRIMEDIA believes that Segment EBITDA (as defined below) is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Internally, the Company's chief operating decision maker and the remainder of the executive team measure performance primarily based on Segment EBITDA. Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other charges (income) ("Segment EBITDA"). Other charges (income) include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on the sale of businesses and other, net.

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance, or as an indicator of cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use because there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the nine and three months ended September 30, 2003 and 2002 for the Consumer and Business-to-Business segments in their respective segment discussions below.

        The Company's two segments are Consumer and Business-to-Business. PRIMEDIA groups its businesses into these two segments based on the nature of the products and services they provide and the type or class of customer for these products or services. The Company's Consumer segment produces and distributes content through magazines, guides, videos and via the Internet to consumers primarily in niche and enthusiast markets. The Consumer segment includes the Consumer Magazines & Media Group, Consumer Guides, PRIMEDIA Television and About. The Company's Business-to-Business segment produces and distributes content via magazines, books, videos, exhibits, the Internet and databases to business professionals in such fields as communications, agriculture, professional services, media, transportation and healthcare. The Business-to-Business segment includes the Business Magazines & Media Group and PRIMEDIA Workplace Learning. Corporate represents items not allocated to other business segments such as general corporate administration.

Intrasegment and Intersegment Transactions

        The information presented below includes certain intersegment transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment eliminations represent intercompany content and brand licensing, advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. During 2003, the Company has eliminated intrasegment transactions within the segment results and has restated prior periods accordingly. These intrasegment transactions totaled $47,461 and $88,437 for the nine months ended September 30, 2003 and 2002, respectively, and $14,219 and $26,613 for the three months ended September 30, 2003 and 2002, respectively.

Non-Core Businesses

        Management believes a meaningful comparison of the results of operations for the nine and three months ended September 30, 2003 and 2002 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of the businesses classified as non-core ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management was evaluating for turnaround or shutdown. The Non-Core Businesses included certain titles of the Business Magazines & Media Group and the Consumer Magazines & Media Group which were discontinued or divested. In addition, the Company restructured or consolidated several new media properties, and included these properties in Non-Core Businesses. In the ordinary course of business, corporate administrative costs of approximately $1,900 were allocated to the Non-Core Businesses during the nine months ended September 30, 2002. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, were permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

Discontinued Operations

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 144, "Accounting for the Disposal of Long-Lived Assets". As a result of this adoption, the Company's results have been reclassified to reflect the results of the Modern Bride Group, ExitInfo, Chicago, Horticulture, DollReader, the American Baby Group, IN New York, Seventeen and its companion teen properties ("Seventeen") and Simba Information, a leading authority for market intelligence and forecasts in the media industry, as discontinued operations for the periods prior to their respective divestiture dates.

        The Company also reclassified the results of Federal Sources, CableWorld and Sprinks, the pay per click advertising network which serves About and numerous third party distribution partners, which were sold in October 2003, as well as New York magazine and Kagan World Media for which the Company has initiated plans to sell, to discontinued operations for all periods presented.

Segment Data:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Sales, net:
Continuing Businesses:
Consumer	$801,999	$804,451	$265,977	$265,378
Business-to-Business	198,466	233,793	59,209	70,811
Intersegment Eliminations and other	(4,165)	(4,628)	(1,467)	(1,669)

Subtotal	996,300	1,033,616	323,719	334,520
Non-Core Businesses	—	13,491	—	—

Total	$996,300	$1,047,107	$323,719	$334,520

Segment EBITDA (1):
Continuing Businesses:
Consumer	$166,383	$151,773	$54,247	$55,047

Business-to-Business	$14,916	$29,221	$3,814	$10,077

Corporate Overhead	$(21,458)	$(25,128)	$(6,647)	$(7,658)

Non-Core Businesses	$—	$(3,253)	$—	$—

Depreciation, Amortization and Other Charges (2):
Continuing Businesses:
Consumer	$53,150	$99,883	$17,478	$30,592

Business-to-Business	$40,781	31,104	$26,230	10,497

Corporate	$13,236	11,165	$4,001	2,456

Non-Core Businesses	$—	3,083	$—	—

Operating income (loss):
Continuing Businesses:
Consumer	$113,233	$51,890	$36,769	$24,455
Business-to-Business	(25,865)	(1,883)	(22,416)	(420)
Corporate	(34,694)	(36,293)	(10,648)	(10,114)

Subtotal	52,674	13,714	3,705	13,921
Non-Core Businesses	—	(6,336)	—	—

Total	52,674	7,378	3,705	13,921
Other income (expense):
Provision for impairment of investments	(8,975)	(15,412)	(1,248)	(8,140)
Interest expense	(95,552)	(106,192)	(30,349)	(35,125)
Interest on shares subject to mandatory redemption (3)	(11,008)	—	(11,008)	—
Amortization of deferred financing charges	(2,360)	(2,608)	(1,116)	(885)
Other income (expense), net	(3,715)	(649)	195	1,013

Loss from continuing operations before income tax expense	(68,936)	(117,483)	(39,821)	(29,216)
Income tax benefit (expense)	(11,033)	(45,500)	(3,982)	19,000

Loss from continuing operations	(79,969)	(162,983)	(43,803)	(10,216)
Discontinued operations	109,799	24,957	4,975	24,584
Cumulative effect of a change in accounting principle (from the adoption of SFAS 142)	—	(388,508)	—	—

Net income (loss)	$29,830	$(526,534)	$(38,828)	$14,368

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other (income) charges (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or as an indicator of cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in identical manners, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the nine and three months ended September 30, 2003 and 2002 for the Consumer and Business-to-Business segments in their respective segment discussions below.

(2)
Other (income) charges include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

(3)
Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which requires the Company to classify as long term liabilities its Series D, F and H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock to interest expense. Such stock is now collectively described as "shares subject to mandatory redemption" and dividends on these shares are now included in loss from continuing operations (interest expense) whereas previously they were presented below net income as preferred stock dividends.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002:

Consolidated Results:

Sales, Net

        Total sales, including Continuing Businesses and Non-Core Businesses, decreased 4.9% to $996,300 in 2003 from $1,047,107 in 2002. Sales from Continuing Businesses decreased 3.6% to $996,300 in 2003 from $1,033,616 in 2002, due to declines in the Business-to-Business segment of $35,327 and Consumer segment of $2,452 further detailed in the segment discussions below.

        Revenue recognized in connection with assets-for-equity transactions was $248 and $5,590 during the nine months ended September 30, 2003 and 2002, respectively. There are no material deferred revenues relating to assets-for-equity transactions remaining on the Company's balance sheet at September 30, 2003. In addition, for the nine months ended September 30, 2003 and 2002, sales from barter transactions were approximately $9,700 and $11,500, respectively, with equal related expense amounts in each period.

Operating Income (Loss)

        Operating income from Continuing Businesses was $52,674 in 2003 compared to $13,714 in 2002. This increase in operating income was primarily due to cost reductions and cost cutting measures, particularly relating to savings in paper and production, headcount reductions, elimination of group and corporate-level overhead and consolidation of back-office functions. The improvement was also driven by a decline in the provisions for severance, closures and restructuring related costs of $23,366 in 2003. In addition, amortization expense declined by $9,973 including impairments, primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. Partially offsetting these decreases was severance related to separated senior executives of $5,576 resulting from the departure of the Company's former CEO and CFO. Total operating income, including Continuing and Non-Core Businesses, was $52,674 in 2003 compared to $7,378 in 2002.

Net Income (Loss)

        Net income was $29,830 in 2003 compared to a net loss of $526,534 in 2002 for an increase of $556,364. The increase was primarily driven by the gain on the sale of Seventeen of $107,138 in 2003, as well as the impact of the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets," in 2002.

        In connection with the adoption of SFAS 142 during the nine months ended September 30, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508 within cumulative effect of a change in accounting principle, which was recorded effective January 1, 2002. In addition, the Company recorded $10,624 and $45,500 of related non-cash deferred income tax expense for the nine months ended September 30, 2003 and 2002, respectively. The $45,500 of non-cash deferred income tax expense includes a $23,000 income tax benefit recorded in the third quarter of 2002 resulting from impairments of goodwill and certain finite lived assets recorded in 2002 as a result of the adoption of SFAS 142. The Company expects that it will record an additional $3,575 tax expense to increase the deferred tax liabilities during the fourth quarter of 2003, before considering the impact of any additional impairment of goodwill and indefinite lived intangible assets.

        In addition, interest expense decreased by $10,640, or 10.0%, in 2003 compared to 2002 as a result of reduced interest rates and reductions in outstanding debt.

        Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires dividends on Exchangeable Preferred Stock (such stock are now collectively described as "shares subject to mandatory redemption") to be included in loss from continuing operations as interest expense whereas previously they were presented below net income as preferred stock dividends. The adoption of SFAS 150 increased loss from continuing operations by $11,008 for the nine months ended September 30, 2003.

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the condensed statement of consolidated operations for the nine months ended September 30, 2002. SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly (see Recent Accounting Pronouncements for further discussion of SFAS 142 and SFAS 144).

        During the nine months ended September 30, 2003, the Company completed the sales of Seventeen and Simba Information and during October 2003, the Company sold Federal Sources, CableWorld and Sprinks. In addition, the Company initiated plans to sell New York magazine and Kagan World Media. In accordance with SFAS 144, the financial results of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks, New York and Kagan have been reclassified into discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2003 and 2002.

Consumer:

        Consumer segment (including Consumer Magazines & Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales, Net

        Consumer segment sales from Continuing Businesses for the nine months decreased 0.3% to $801,999 in 2003 from $804,451 in 2002, before intersegment eliminations.

        Sales at Consumer Magazines decreased $7,525 in 2003. This decline was driven by the advertising rate base reduction at the Soap Opera titles implemented in the first quarter of 2003 to improve their profitability. For the nine months ended September 2003, the Soap Opera titles have seen a decline of $13,324 in advertising and subscription revenue.

        Excluding the revenue drop attributable to the rate base reduction, revenue has been increasing at Consumer Magazines with particular strength at Motor Trend, Automobile and the automotive enthusiast titles which have seen year-to-date revenue increases of 14%, 11% and 4%, respectively, due to advertising revenue gains. These increases have been offset by across the board weakness in single copy unit sales and advertising page declines in several enthusiast magazine groups, including Home Entertainment and Photography. For the group as a whole, ad pages have been up 1.4% in 2003 versus an industry average of 0.3% as reported by Publishers Information Bureau ("PIB").

        PRIMEDIA Television sales decreased $7,198 from 2002 primarily due to declines at Channel One and Films for the Humanities and Sciences. Channel One sales declined as revenue from new accounts was offset by lower combined spending from several large accounts, including Pepsi and Gatorade as a result of their merger.

        Sales increased primarily at the Consumer Guides division. Consumer Guides sales were up $11,208 driven by continuing page growth in the Apartment Guide business and increased third-party distribution revenue at its DistribuTech distribution arm.

        Sales at About increased $1,063 in 2003 over 2002 as a result of increased subscription revenue at the unit's web hosting division.

        Intersegment eliminations of $4,182 in 2003 and $3,112 in 2002, represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $248 and $2,500 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, revenue from barter transactions was approximately $5,100 and $6,200, respectively, with equal related expense amounts in each period.

Segment EBITDA

        Consumer Segment EBITDA from Continuing Businesses increased 9.6% to $166,383 in 2003 from $151,773 in 2002. This increase was due primarily to cost cutting initiatives enacted across the Consumer segment, including savings in paper, production, headcount and group overhead. Specific actions included the elimination of the Company's stand alone corporate integrated sales group and the folding of its responsibilities into the magazine groups. As a result of these factors, Segment EBITDA margin increased to 20.7% in 2003 compared to 18.9% in 2002.

        Below is a reconciliation of Consumer Segment EBITDA to operating income for the nine months ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30,
	2003	2002
Segment EBITDA	$166,383	$151,773
Depreciation of property and equipment	(26,510)	(28,631)
Amortization of intangible assets and other	(23,254)	(46,458)
Non-cash compensation and non-recurring charges	—	(3,917)
Provision for severance, closures and restructuring related costs	(2,499)	(21,377)
Gain (loss) on sale of businesses and other, net	(887)	500

Operating income	$113,233	$51,890

Operating Income (Loss)

        Operating income from Continuing Businesses was $113,233 in 2003 compared to $51,890 in 2002, an increase of 118.2%. The increase in operating income was attributable to the increase in Segment EBITDA of $14,610. In addition, there was a decrease in amortization expense, including impairments, of $23,204 primarily due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. There was also a decline in restructuring and restructuring related costs of $18,878 primarily as a result of 2002 charges for real estate lease commitments for space that the Company no longer occupies and a decrease in non-recurring charges of $3,917 related to share lockup agreements entered into in 2001 with two senior executives of About.

Discontinued Operations

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, the American Baby Group and IN New York. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statement of consolidated operations for the nine months ended September 30, 2002.

        During the nine months ended September 30, 2003, the Company completed the sale of Seventeen and during October 2003, the Company sold Sprinks. In addition, during September 2003, the Company initiated a plan to sell New York magazine. In accordance with SFAS 144, the financial results of Seventeen, Sprinks and New York magazine have been reclassified into discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2003 and 2002.

        Sales from Continuing Businesses excludes sales from discontinued operations of $87,265 and $186,113 for the nine months ended September 30, 2003 and 2002, respectively. Consumer segment operating income from Continuing Businesses excludes operating income from discontinued operations of $112,360 and $36,132 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, discontinued operations includes a net gain on sale of businesses of $105,886 and $38,210, respectively.

Business-to-Business:

        Business-to-Business segment (including Business Magazines & Media Group and PRIMEDIA Workplace Learning):

Sales, Net

        Sales from Continuing Businesses for the nine months decreased 15.1% to $198,466 in 2003 from $233,793 in 2002, before intersegment eliminations.

        Sales at the Business Magazines & Media Group declined by $25,034. This decrease was due primarily to trade advertising softness, particularly in the telecommunications, entertainment technology, agriculture and trucking categories, as well as the shut-down of several unprofitable product lines. Trade magazine advertising pages were down 6.4% for the nine months ended September 30, 2003, compared to the same period in 2002.

        Sales were also down $10,293 compared to 2002 at PRIMEDIA Workplace Learning, where demand for corporate training services continues to lag, particularly in industrial videotape sales and satellite based training for healthcare professionals.

        Intersegment eliminations of $7 in 2003 and $1,907 in 2002, represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $3,090 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, revenue from barter transactions was approximately $4,600 and $5,300, respectively, with equal related expense amounts in each year.

Segment EBITDA

        Business-to-Business Segment EBITDA from Continuing Businesses decreased 49.0% to $14,916 in 2003 from $29,221 in 2002. This decrease was primarily due to revenue declines at various Business-to-Business segment units, partially offset by continued cost cutting initiatives, including headcount reductions, elimination of group overhead and the shutdown of unprofitable titles, which resulted in an operating cost decline of approximately $21,000 in 2003. Specific actions included the consolidation of the former Media Central magazines and trade shows into the Business Magazines & Media Group and the reorganization of the Business Magazines & Media Group management. In addition, during 2003 and 2002 there were reversals of employee incentive compensation accruals of $1,610 and $477, respectively, due to changes in estimates.

        Below is a reconciliation of Business-to-Business Segment EBITDA to operating loss for the nine months ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30,
	2003	2002
Segment EBITDA	$14,916	$29,221
Depreciation of property and equipment	(11,895)	(14,094)
Amortization of intangible assets and other	(27,724)	(13,930)
Non-cash compensation and non-recurring charges	—	(330)
Provision for severance, closures and restructuring related costs	(399)	(3,141)
Gain (loss) on sales of businesses and other, net	(763)	391

Operating loss	$(25,865)	$(1,883)

Operating Income (Loss)

        Operating loss from Continuing Businesses was $25,865 in 2003 compared to $1,883 in 2002. The decrease in Segment EBITDA of $14,305 and increase in amortization of intangible assets and other of $13,794 drove the increased operating loss in 2003. The increase in amortization expense, including impairments, was primarily due to an estimated non-cash provision for impairment of PRIMEDIA Workplace Learning's goodwill and certain finite lived intangible assets of $20,495 recorded during the third quarter of 2003. In addition, the loss on sale of businesses and other expense, net, increased $1,154, primarily due to the sale of Coal Age and Engineering & Mining Journal. These factors were offset by reductions in depreciation of property and equipment of $2,199 and restructuring and restructuring related costs of $2,742.

Discontinued Operations

        During the three months ended September 30, 2003, the Company completed the sale of Simba. The Company sold Federal Sources and CableWorld during October 2003 and has initiated a plan to sell Kagan World Media. In accordance with SFAS 144, the results of these operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2003 and 2002.

        Sales from Continuing Businesses excludes sales from discontinued operations of $13,284 and $15,187 for the nine months ended September 30, 2003 and 2002, respectively. Business-to-Business segment operating loss from Continuing Businesses excludes operating loss from discontinued operations of $2,582 and $10,329 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, discontinued operations includes a net gain on sales of businesses of $431.

Corporate:

        Corporate overhead decreased to $21,458 in 2003 from $25,128 in 2002 due to compensation savings associated with the separation of the former CEO and CFO as well as reversals of employee incentive compensation accruals of $3,078 and $1,354 in 2003 and 2002, respectively, due to changes in estimates.

        Operating loss decreased to $34,694 in 2003 from $36,293 in the prior year due to the improvement in Corporate overhead as well as reductions in restructuring related costs of $1,746 and in non-cash compensation and non-recurring charges of $3,489. These decreases were partially offset by increased depreciation expense of $2,311, primarily due to the disposal of certain fixed assets of $1,816 and severance of $5,576 related to separated senior executives recorded in 2003.

Non-Core Businesses:

        Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses subsequent to June 30, 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002:

Consolidated Results:

Sales, Net

        Sales from Continuing Businesses decreased 3.2% to $323,719 in 2003 from $334,520 in 2002, due to declines of $11,602 in the Business-to-Business segment slightly offset by an increase of $599 in the Consumer segment, further detailed in the segment discussions below.

        Revenue recognized in connection with assets-for-equity transactions was $99 and $1,059 during the three months ended September 30, 2003 and 2002, respectively. There are no material deferred revenues relating to assets-for-equity transactions remaining on the Company's balance sheet at September 30, 2003. In addition, for the three months ended September 30, 2003 and 2002, sales from barter transactions were approximately $2,800 and $3,000 respectively, with equal related expense amounts recorded in each period.

Operating Income (Loss)

        Operating income from Continuing Businesses was $3,705 in 2003 compared to $13,921 in 2002. This decrease is primarily due to the decline in sales as well as an increase of $6,437 in amortization of intangible assets and other in 2003, partially offset by declines in the provision for severance, closures and restructuring related costs of $1,618 and non-cash compensation and non-recurring charges of $2,068. The increase in the amortization of intangible assets, goodwill and other is due to an impairment of $20,495 recorded in 2003 related to PRIMEDIA Workplace Learning compared to $8,556 of an impairment of certain amortizable intangible assets in 2002 due to the adoption of SFAS 144.

Net Income (Loss)

        Net loss was $38,828 in 2003 compared to net income of $14,368 in 2002. The decrease was primarily a result of the gain on sale of businesses of $27,631, included in discontinued operations in 2002, and a $23,000 income tax benefit during the three months ended September 30, 2002 related to impairments recorded in connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets", during 2002.

        In addition, interest expense decreased by $4,776, or 13.6% in 2003 compared to 2002 as a result of reduced interest rates and reductions in outstanding debt.

        Effective July 1, 2003, the Company prospectively adopted SFAS 150, which requires dividends on Exchangeable Preferred Stock (such stock is now collectively described as "Shares Subject to Mandatory Redemption") to be included in loss from continuing operations as interest expense whereas previously they were presented below net income as preferred stock dividends. The adoption of SFAS 150 increased loss from continuing operations by $11,008 for the three months ended September 30, 2003.

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the condensed statement of consolidated operations for the three months ended September 30, 2002. SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the condensed statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly.

        During the three months ended September 30, 2003, the Company completed the sale of Simba Information and during October 2003, the Company sold Federal Sources, CableWorld and Sprinks. The Company initiated plans to sell New York magazine and Kagan World Media. In addition, during the second quarter 2003, the Company completed the sale of Seventeen. In accordance with SFAS 144, the financial results of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks, New York and Kagan have been reclassified into discontinued operations on the condensed statements of consolidated operations for the three months ended September 30, 2003 and 2002.

Consumer:

        Consumer segment (including Consumer Magazines & Media Group, Consumer Guides, PRIMEDIA Television and About):

Sales, Net

        Sales from Continuing Businesses for the three months increased 0.2% to $265,977 in 2003 from $265,378 in 2002, before intersegment eliminations.

        Sales increased $3,621 at Consumer Guides, driven by increased advertising pages at the Apartment Guides and growth in distribution revenue from third-party publications at its DistribuTech distribution arm. Apartment Guide revenue growth has slowed in recent months as the apartment industry continues to face historically high vacancy rates, depressing property managers' marketing budgets.

        Consumer magazine sales declined $1,747 from the third quarter of 2002. This variance was driven primarily by the advertising rate base reduction at the Soap Opera titles implemented in the first quarter of 2003 to improve their profitability. For the third quarter, the decline in subscription and advertising revenue at the Soap Opera titles was approximately $4,800.

        Overall, advertising revenues at consumer magazines were up approximately 1.4% over the prior year. Motor Trend showed particular strength in the quarter, posting double-digit advertising growth. Advertising revenues at the Performance Automobile, Action Sports, Crafts and Outdoor groups also grew. Offsetting this growth were advertising revenue declines in several enthusiast magazine categories, including Home Entertainment, Photography and Marine and Equine. For the Consumer Magazines group as a whole, advertising pages grew 5.8% on a comparable titles basis in 2003, compared to an industry decline of 2.8% as reported by PIB.

        Newsstand revenue declined, with particular weakness in the automotive enthusiast category. Overall unit sales declined by 6.0% for the April to September 2003 period compared to an industry average of 10% as reported by the International Periodical Distributors Association ("IPDA"). Single copy sales are reported on a trailing six-month basis to conform to the IPDA industry benchmark.

        PRIMEDIA Television saw a quarter-over-quarter sales decline of $1,617, with the majority of this decline coming at the Films for Humanities and Sciences unit. Films for the Humanities and Sciences, a distributor of video content to secondary schools and colleges, continues to face the adverse effects of state and local school budget cuts with sales declining $929 in 2003. The third quarter is seasonally the lowest revenue quarter for PRIMEDIA Television's school-focused businesses, Channel One and Films for the Humanities and Sciences.

        Sales at About increased $342 over the prior year, driven by modest advertising growth at About.com. Intersegment eliminations of $1,413 in 2003 and $1,064 in 2002 represent intersegment sales which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $99 and $222 for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, sales from barter transactions were approximately $1,500 and $1,300, respectively, with equal related expense amounts in each period.

Segment EBITDA

        Consumer Segment EBITDA from Continuing Businesses decreased 1.5% to $54,247 in 2003 from $55,047 in 2002. This decrease is attributable to the high flow through of the revenue decline at PRIMEDIA Television as well as the diminishing impact of cost actions taken in the first half of 2002.

        Below is a reconciliation of Consumer Segment EBITDA to operating income for the three months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,
	2003	2002
Segment EBITDA	$54,247	$55,047
Depreciation of property and equipment	(9,234)	(9,862)
Amortization of intangible assets and other	(7,408)	(18,565)
Non-cash compensation and non-recurring charges	—	(660)
Provision for severance, closures and restructuring related costs	(195)	(1,832)
Gain (loss) on sales of businesses and other, net	(641)	327

Operating income	$36,769	$24,455

Operating Income (Loss)

        Operating income from Continuing Businesses was $36,769 in 2003 compared to $24,455 in 2002. The increase in operating income was primarily due to a decrease in amortization expense, including impairments, of $11,157, mainly due to the adoption of SFAS 144, which resulted in an impairment of certain amortizable intangible assets in 2002. In addition, there was a decrease in restructuring and restructuring related costs of $1,637 primarily due to 2002 charges related to real estate lease commitments for space that the Company no longer occupies.

Discontinued Operations

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, the American Baby Group and IN New York. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the condensed statement of consolidated operations for the three months ended September 30, 2002.

        The Company completed the sale of Seventeen and Sprinks in May and October 2003, respectively. In addition, during September 2003, the Company initiated a plan to sell New York magazine. In accordance with SFAS 144, the financial results of Seventeen have been reclassified into discontinued operations on the condensed statement of consolidated operations for the three months ended September 30, 2002. The results of Sprinks and New York magazine have been reclassified into discontinued operations on the condensed statements of consolidated operations for the three months ended September 30, 2003 and 2002.

        Sales from Continuing Businesses excludes sales from discontinued operations of $17,308 and $65,188 for the three months ended September 30, 2003 and 2002, respectively. Consumer segment operating income from Continuing Businesses excludes operating income from discontinued operations of $4,468 and $30,533 for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, discontinued operations include a net gain on sale of businesses of $3,116 and $27,631, respectively.

Business-to-Business:

        Business-to-Business segment (including Business Magazines & Media Group and PRIMEDIA Workplace Learning):

Sales, Net

        Sales from Continuing Businesses for the three months decreased 16.4% to $59,209 in 2003 from $70,811 in 2002 before intersegment eliminations.

        Revenues at the Business Magazines & Media Group declined by $7,388, primarily due to advertising page declines. The telecommunications, entertainment and financial services categories showed particular weakness. For the quarter, trade magazine advertising pages from continuing titles declined 13%. Additionally, the loss of revenue from products shut down in 2002 (and not classified as Discontinued Operations) accounted for $2,002 of the decline.

        Revenues were also down $4,214 compared to the same period in 2002 at PRIMEDIA Workplace Learning, where demand for corporate training continues to lag, particularly in the areas of industrial videotape sales and satellite based training for healthcare professionals.

        Intersegment eliminations of $5 in 2003 and $604 in 2002 represent intersegment sales, which are eliminated in consolidation. Revenue recognized in connection with assets-for-equity transactions was $837 for the three months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, sales from barter transactions were approximately $1,300 and $1,700, respectively, with equal related expense amounts in each year.

Segment EBITDA

        Business-to-Business Segment EBITDA from Continuing Businesses decreased 62.2% to $3,814 in 2003 from $10,077 in 2002.

        The decrease is due to the continued softness in sales as discussed above as well as investment in PRIMEDIA Workplace Learning's Homeland One product line. The decline in sales was partially offset by lower costs. Continuing cost cutting initiatives included the integration of certain stand-alone magazines and trade shows into our Business Magazines & Media Group, the continued consolidation of production locations and back-office functions, paper savings and headcount reductions.

        Below is a reconciliation of Business-to-Business Segment EBITDA to operating loss for the three months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,
	2003	2002
Segment EBITDA	$3,814	$10,077
Depreciation of property and equipment	(3,766)	(4,391)
Amortization of intangible assets and other	(22,872)	(5,089)
Non-cash compensation and non-recurring charges	—	(330)
Provision for severance, closures and restructuring related costs	61	(650)
Gain (loss) on sales of businesses and other, net	347	(37)

Operating loss	$(22,416)	$(420)

Operating Income (Loss)

        Operating loss from Continuing Businesses was $22,416 in 2003 compared to $420 in 2002. The increase in operating loss was primarily attributable to the decline in Segment EBITDA of $6,263 and to the increase in amortization expense, including impairments, of $17,783 due to an estimated non-cash provision for impairment of PRIMEDIA Workplace Learning's goodwill and certain finite lived intangible assets of $20,495 in 2003.

Discontinued Operations

        During the three months ended September 30, 2003, the Company completed the sale of Simba. The Company sold Federal Sources and CableWorld during October 2003 and initiated a plan to sell Kagan World Media. In accordance with SFAS 144, the operating results of these operating units have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended September 30, 2003 and 2002.

        Sales from Continuing Businesses excludes sales from discontinued operations of $4,229 and $4,927 for the three months ended September 30, 2003 and 2002, respectively. Business-to-Business segment operating income from Continuing Businesses excludes operating income (loss) from discontinued operations of $391 and ($6,046) for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, discontinued operations includes a net gain on sales of businesses of $597.

Corporate:

        Corporate overhead decreased to $6,647 in 2003 from $7,658 in 2002 primarily due to compensation savings associated with the separation of the former CEO and CFO and lower professional fees.

        Corporate operating loss was $10,648 in 2003 compared to $10,114 in 2002. This decrease was due to an increase in depreciation expense of $2,082 primarily related to the disposal of certain fixed assets offset by the improvement in Corporate overhead. In addition, non-cash compensation and non-recurring charges were $770 and $1,848 for the three months ended September 30, 2003 and 2002, respectively, primarily representing executive compensation in the form of stock and option grants and the extension of the expiration period of certain stock options relating to the About acquisition.

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

Working Capital

        Consolidated working capital deficiency, which includes current maturities of long-term debt, was $204,492 at September 30, 2003 compared to $248,280 at December 31, 2002. The change in working capital was primarily due to the reclassification of certain assets and liabilities of businesses to be divested as of September 30, 2003 to held for sale on the Company's condensed consolidated balance sheet as of September 30, 2003. The businesses classified as held for sale include CableWorld, Sprinks, Federal Sources, New York magazine and Kagan World Media. The reclassification of the assets and liabilities of these businesses to be divested reduced consolidated working capital deficiency by approximately $25,000. In addition, the timing of certain seasonal payments contributed to the change in working capital at September 30, 2003 as compared to December 31, 2002. Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred.

        At September 30, 2003, the Company had cash and unused credit facilities of $302,713 as further discussed below.

Cash Flow—2003 Compared to 2002

        Net cash provided by operating activities during 2003, after interest payments of $75,746, increased to $43,971 as compared to $12,429 during 2002 mainly due to the improvement in the Consumer Segment EBITDA and the reduction of corporate overhead offset by certain working capital changes. Net capital expenditures were $26,523 during 2003 compared to $27,404 during 2002. Net cash provided by investing activities during 2003 was $146,313 compared to $95,205 during 2002. The cash provided by investing activities in 2002 and 2003 is due to proceeds from the sales of businesses. Net cash used in financing activities during 2003 was $190,456 compared to $122,455 during 2002. The Company has used the proceeds from the sales of businesses in 2002 and 2003 to repay borrowings under its revolving loan facilities and to invest in PRIMEDIA's businesses, thereby enabling the Company to use available liquidity under its revolving loan facilities to redeem and repurchase capital obligations of the Company.

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

	Revolver	Term A	Term B	Total
Bank Credit Facility	$427,000	$90,000	$374,819	$891,819
Borrowings Outstanding	(123,000)	(90,000)	(374,819)	(587,819)
Letters of Credit Outstanding	(19,668)	—	—	(19,668)

Unused Bank Commitments	$284,332	$—	$—	$284,332

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At September 30, 2003, and December 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facility was 3.7% and 4.4%, respectively.

        Under the bank credit facility, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facility agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2003, the Company's commitment fees were paid at a weighted average rate of 0.5% and during the second and third quarter of 2003, 0.375%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

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

Senior Note Redemptions

        On March 5, 2003, the Company redeemed the remaining $84,175 of the 101/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facility. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other income (expense), net on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2003.

        On May 15, 2003, the Company issued $300,000 of 8% Senior Notes at par. Subsequently, on June 16, 2003, the Company redeemed the remaining 8 1/2% Senior Notes at the carrying value of $291,073, plus accrued interest. The Company funded the transaction with the proceeds of the 8% Senior Notes offering. The redemption resulted in write-offs of unamortized issuance costs of $1,810 and the unamortized discount of $427 which are included in other, net, on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 2003.

        The 7 5/8% Senior Notes mature in April 2008, the 8 7/8% Senior Notes mature in May 2011 and the 8% Senior Notes mature in May 2013.

Covenant Compliance

        On June 13, 2003, the bank credit facility agreement was amended to provide for a one-year hiatus in each of the scheduled step-downs in the permitted leverage ratio, as defined in the bank credit facility agreement. As a result of the amendment, the maximum permitted leverage ratio, as defined, is 6.0 and does not step down to 5.75 until the third quarter of 2004. This amendment enables the Company to consider alternatives to improve its capital structure, but was not necessary for the Company to remain in compliance with all of its debt covenants.

        Under the most restrictive covenants as defined in the bank credit facility agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 2.0 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.25 to 1 and 2.5 to 1, respectively, on January 1, 2004 and January 1, 2005. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. The purpose of providing this information is to give more clarity to the substantial amount of disclosure already provided. Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facility agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which as defined in the bank credit facility agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the credit agreement to operating income (loss) for the three and twelve months ended September 30, 2003:

	For the Three Months Ended September 30, 2003	For the Twelve Months Ended September 30, 2003
EBITDA of the Restricted Group	$73,325	$332,492
EBITDA loss of the Unrestricted Group	(18,206)	(76,488)
Divestiture and other adjustments	(3,705)	(10,130)
Depreciation of property and equipment	(15,880)	(66,584)
Amortization of intangible assets and other	(30,280)	(200,717)
Non-cash compensation and non-recurring charges	(770)	(7,846)
Provision for severance, closures and restructuring related costs	(485)	(26,303)
Loss on the sales of businesses and other, net	(294)	(8,756)

Operating income (loss)	$3,705	$(64,332)

        The EBITDA loss of the Unrestricted Group, as defined in the credit agreement, is comprised of the following categories:

	For the Three Months Ended September 30, 2003	For the Twelve Months Ended September 30, 2003
Internet properties	$9,668	$40,189
Traditional turnaround and start-up properties	6,111	27,622
Related overhead and other charges	2,427	8,677

	$18,206	$76,488

        The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group which management believes are on an arms length basis and as permitted by the bank credit facility and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Company's new media properties. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The calculation of the Company's leverage ratio, as required under the bank credit facility agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At September 30, 2003, this leverage ratio was approximately 4.9 to 1.0.

        The following are certain contractual obligations of the Company as of September 30, 2003:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,582,912	$3,825	$52,650	$401,058	$1,125,379
Capital lease obligations	25,026	5,451	4,488	3,418	11,669
Operating leases	292,740	47,038	86,908	65,586	93,208

Total	$1,900,678	$56,314	$144,046	$470,062	$1,230,256

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

Other Arrangements

        In connection with the About merger in 2001, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock and options to purchase 3,482,300 shares of PRIMEDIA common stock. These shares and options vest at a rate of 25% per year and are subject to the executives' continued employment. Related non-cash compensation of $1,680 and $3,229 was recorded for the nine months ended September 30, 2003 and 2002, respectively, and $470 and $874 for the three months ended September 30, 2003 and 2002, respectively. This non-cash compensation reflects pro rata vesting on a graded basis.

        Two senior executives of About also entered into share lockup agreements with the Company. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall. During the nine months ended September 30, 2002, the Company recorded a $3,186 of non-recurring charges related to these share lockup agreements. In 2002, the Company paid approximately $21,000 related to these agreements.

        During 2002, the Board of Directors authorized the exchange by the Company of up to $165,000 of exchangeable preferred stock. During the nine months ended September 30, 2002, the Company exchanged $19,013 liquidation value of Series D Exchangeable Preferred Stock for 3,696,979 shares of common stock, $22,667 liquidation value of Series F Exchangeable Preferred Stock for 4,385,222 shares of common stock and $29,761 liquidation value of Series H Exchangeable Preferred Stock for 5,808,050 shares of common stock. The related gain is included in the calculation of basic and diluted loss applicable to common shareholders per common share on the condensed statement of consolidated operations. In July 2002, the Company exchanged $4,000 liquidation value of Series D Exchangeable Preferred Stock for 770,054 shares of common stock.

        Under its share repurchase program, the Company's Board of Directors authorized the repurchase of up to $50,000 of its outstanding common stock from time to time in the open market and through privately negotiated transactions. In December 2002, the Company exchanged $6,150 liquidation value of Series H Preferred Stock for 2,860,465 shares of common stock. The Company then subsequently repurchased the 2,860,465 shares of common stock for $1.48 per share or $4,244. The transaction settled in January 2003. During the second quarter of 2003, the Company exchanged $7,000 liquidation value of Series D Exchangeable Preferred Stock for 2,223,334 shares of common stock, $7,000 liquidation value of Series F Exchangeable Preferred Stock for 2,124,166 shares of common stock, and $2,350 liquidation value of Series H Exchangeable Preferred Stock for 693,250 shares of common stock. The Company repurchased these 5,040,750 shares of common stock for $3.00 per share or $15,123.

        The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 17,900,000 shares of the Company's common stock (excluding dividends) at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind of 112,796 and 38,761 shares of Series J Convertible Preferred Stock valued at $14,099 and $4,845 during the nine and three months ended September 30, 2003, respectively, and 99,733 and 34,272 shares of Series J Convertible Preferred Stock valued at $12,466 and $4,284 during the nine and three months ended September 30, 2002, respectively. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

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

        During 2002, PRIMEDIA contributed the Gravity Games, acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc. (now known as Octagon, Inc.) (Octagon), with each party owning a 50% interest. The LLC entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc. ("NBC") which required the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC during 2002 and 2003. Under the terms of the agreement and a related guarantee, PRIMEDIA could be responsible for the payment of a portion of such fees in the event the LLC failed to satisfy its payment obligations to NBC.

        During the third quarter of 2003, the Company contributed $2,500 to the LLC, $1,100 of which was used to fund the LLC's obligations to NBC. As of September 30, 2003, the LLC was scheduled to be responsible for up to $2,025 in additional payments to NBC, $1,013 of which could be required to be contributed by the Company. In October 2003, the Company and Octagon each contributed an additional $850 to the LLC for a total of $1,700. The LLC used $438 of each party's payment, for a total of $876, to pay NBC, leaving $1,150 still due to NBC, of which the Company could be required to pay up to $575. The Company has accrued for this $850 payment in accrued expenses and other on the condensed consolidated balance sheet at September 30, 2003. The asset representing the Company's equity investment in the LLC as well as the Company's share of the LLC's losses are reflected in the Company's condensed consolidated financial statements. The Company's investment in the LLC of $1,955 and $1,526 is reflected as a component of other investments on the accompanying condensed consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively. The Company's share of the LLC's losses of $2,921 and $1,942 are reflected as a component of other, net on the accompanying condensed statements of consolidated operations for the nine and three months ended September 30, 2003, respectively. In 2002, the Company's share of the LLC's losses were $184 for the nine and three months ended September 30, 2002.

        Pursuant to a restructuring agreement entered into between PRIMEDIA and Octagon in August 2003, PRIMEDIA's interest in the LLC terminated effective October 31, 2003 and PRIMEDIA has ended its direct involvement in the Gravity Games with the conclusion of the September 2003 event. Going forward, PRIMEDIA is entitled to receive, among other things, a share of accumulated net profit (as defined) generated by the LLC during the period commencing October 31, 2003 and ending on the earlier of (i) October 31, 2006 and (ii) the date of the sale of all or substantially all of the capital stock or assets of the LLC. Additionally, as a result of PRIMEDIA's exit from the LLC, the Company is entitled to 50% of certain assets and liabilities of the LLC as of October 31, 2003, which will result in a cash settlement between the Company and the LLC.

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

        As of and for the nine months ended September 30, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

Critical Accounting Policies and Estimates

        During the first nine months of 2003, there were no significant changes related to the Company's critical accounting policies and estimates.

Senior Executive Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executive Severance

        During the second quarter 2003, the Company estimated and recorded $5,576 of severance related to the separation of the former Chief Executive Officer and Chief Financial Officer. The actual severance amount may differ from this estimated amount; accordingly, the Company may record future adjustments as amounts are finalized. At September 30, 2003, this amount is included in accrued expenses and other on the accompanying condensed consolidated balance sheet.

Provision for Severance, Closures and Restructuring Related Costs

        During 2003 and 2002, the Company announced additional cost initiatives that would continue to implement and expand upon the cost initiatives enacted during 2001 and 2000. These initiatives were enacted to integrate the operations of the Company and consolidate many back office functions. In June 2002, the Financial Accounting Standards Boards ("FASB") issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities, which superseded EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002.

        Details of the initiatives implemented and the payments made in furtherance of these plans during the nine-month periods ended September 30, 2003 and 2002 are presented in the following tables:

	Liability as of January 1, 2003		Net Provision for the Nine Months Ended September 30, 2003	Payments during the Nine Months Ended September 30, 2003	Liability as of September 30, 2003
Employee related termination costs	$3,733		$3,348	$(5,632)	$1,449
Termination of contracts	575		16	(114)	477
Termination of leases related to office closures	41,366		108	(5,693)	35,781

Total severance and closures	$45,674	(1)	$3,472	$(11,439)	$37,707

	Liability as of January 1, 2002		Net Provision for the Nine Months Ended September 30, 2002	Payments during the Nine Months Ended September 30, 2002	Liability as of September 30, 2002
Severance and closures:
Employee related termination costs	$8,011		$5,758	$(6,505)	$7,264
Termination of contracts	2,243		(137)	(1,348)	758
Termination of leases related to office closures	12,517		20,452	(6,977)	25,992

	22,771		26,073	(14,830)	34,014

Restructuring related:
Relocation and other employee costs	—		765	(765)	—

	—		765	(765)	—

Total severance, closures and restructuring related costs	$22,771	(1)	$26,838	$(15,595)	$34,014

(1) Reduced for liabilities relating to discontinued operations totaling $1,627 and $3,760 at January 1, 2002 and 2003, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. The leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.

        Included in the net provision for the nine month period ended September 30, 2003 are reversals of $2,011 of previously recorded accruals primarily due to continuing re-evaluation of lease assumptions.

        As a result of the implementation of these plans, the Company has closed and consolidated in excess of twenty office locations and has notified a total of 1,956 individuals that they would be terminated under these plans, of which 200 and 41 individuals were notified during the nine and three month periods ended September 30, 2003, respectively. As of September 30, 2003, all of those individuals have been terminated.

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

Recent Accounting Pronouncements

Adoption of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34", effective January 1, 2003

        In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") which clarifies the requirements of SFAS 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. Effective January 1, 2003, the Company has adopted FIN 45 which has not had a material impact on the Company's results of operations or financial position.

Adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", effective January 31, 2003

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

Issuance of SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective July 1, 2003

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

Adoption of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective July 1, 2003

        In May 2003, the FASB issued SFAS 150, which requires the Company to classify as long-term liabilities its Series D, F and H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock to interest expense. As a result of the adoption by the Company of SFAS 150, the Series D, F and H Exchangeable Preferred Stock are now collectively described as "shares subject to mandatory redemption" on the accompanying condensed consolidated balance sheets and dividends on these shares are now described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations before income tax expense whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased loss from continuing operations for the three and nine-month periods ended September 30, 2003 by $11,008. If SFAS 150 was adopted on July 1, 2002, loss from continuing operations would have increased by $12,016 for the comparable periods of 2002. The SFAS 150 adoption had no impact on loss applicable to common shareholders or loss per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

Impact of Inflation and Other Costs

        The impact of inflation was immaterial during 2002 and through the first nine months of 2003. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 12% effective July 1, 2002. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. In the first nine months of 2003, paper costs, excluding Seventeen and New York magazine, were approximately 7% of the Company's total operating costs and expenses. This represents a decrease of approximately 18% from the first nine months of 2002, excluding Seventeen and New York magazine. The Company attributes the decrease in paper expenses to the decline of paper prices generally, as well as the smaller folio sizes of magazines that have seen advertising declines.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the first nine months of 2003, there were no significant changes related to the Company's market risk exposure.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.    OTHER INFORMATION

        During the first nine months of 2003, the Company completed the sale of Seventeen magazine and its related teen properties ("Seventeen") and Simba Information. During October 2003, the Company sold Federal Sources, CableWorld and Sprinks. In addition, the Company initiated plans to sell New York magazine and Kagan World Media. In accordance with SFAS 144, these entities have been reclassified to discontinued operations for all periods. The following table reflects the reclassification for sales, net and operating income (loss) for these entities:

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Full Year 2002	First Quarter 2003	Second Quarter 2003
Sales, net (as reported (1))	$388,929	$400,836	$385,272	$412,527	$1,587,564	$375,801	$364,936
Effect of the sale of divested entities (2)	42,342	34,836	50,752	47,081	175,011	46,779	21,377

Sales, net (as reclassified)	346,587	366,000	334,520	365,446	1,412,553	329,022	343,559
Non-Core sales, net (as reported)	10,974	2,517	—	—	13,491	—	—

Sales, net from Continuing Businesses (as reclassified)	$335,613	$363,483	$334,520	$365,446	$1,399,062	$329,022	$343,559

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Full Year 2002	First Quarter 2003	Second Quarter 2003
Operating income (loss) (as reported (1))	$(23,232)	$7,249	$8,408	$(113,526)	$(121,101)	$19,287	$32,078
Effect of the sale of divested entities (2)	(5,150)	(4,290)	(5,513)	1,982	(12,971)	2,110	286

Operating income (loss) (as reclassified)	(18,082)	11,539	13,921	(115,508)	(108,130)	17,177	31,792
Non-Core operating loss, net (as reported)	(2,255)	(4,081)	—	—	(6,336)	—	—

Operating income (loss) from Continuing businesses (as reclassified)	$(15,827)	$15,620	$13,921	$(115,508)	$(101,794)	$17,177	$31,792

(1)
2002 amounts are as reported in the Company's 2002 annual report on Form 10-K. First and Second Quarter 2003 amounts are as reported in the respective Form 10-Q.

(2)
For all periods, amounts include Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks, New York magazine and Kagan World Media. Seventeen was sold in May 2003 and was reclassified to discontinued operations in the second quarter of 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

31.1	Certification by Kelly P. Conlin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Matthew A. Flynn Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Kelly P. Conlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Matthew A. Flynn Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)
Filed herewith

(b)
Reports on Form 8-K during the quarter ended September 30, 2003

        The Company furnished a Current Report on Form 8-K, dated July 31, 2003, (a) announcing under Item 12 the issuance of a press release dated July 31, 2003 regarding its earnings for the three months ending June 30, 2003 and (b) furnishing as an exhibit under Item 7 thereof a copy of the related press release.

        The Company filed a Current Report on Form 8-K, dated September 11, 2003, (a) reporting under Item 5 thereof the election of Timothy D. Dattels to the Board of Directors of the Company and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated September 11, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc. (Registrant)

Date: November 14, 2003	/s/ KELLY P. CONLIN (Signature) Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2003	/s/ MATTHEW A. FLYNN (Signature) Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 14, 2003	/s/ ROBERT J. SFORZO (Signature) Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Kelly P. Conlin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Matthew A. Flynn Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Kelly P. Conlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Matthew A. Flynn Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification by Robert J. Sforzo Pursuant to 10 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PRIMEDIA Inc. INDEX
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
PRIMEDIA Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED) September 30, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) For the Nine Months Ended September 30, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) For the Nine Months Ended September 30, 2002 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For the Nine Months Ended September 30, 2002 (dollars in thousands)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX