Form 10-K
period 2003-12-31
PRIMEDIA INC
filed 2004-03-15
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2003

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
745 Fifth Avenue, New York, New York	10151
(Address of principal executive offices)	(Zip Code)

(212) 745-0100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

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

[            X            ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     X          No

        The aggregate market value of the voting common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, was approximately $303 million. The registrant has no non-voting common stock.

        As of February 27, 2004, 259,916,007 shares of PRIMEDIA's Common Stock were outstanding.

        The following documents are incorporated into this Form 10-K by reference: None.

Table of Guarantors

Exact Name of Registrant as Specified in its Charter	State or other Jurisdiction of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification Number
Canoe & Kayak, Inc.	Delaware	51112	41-1895510
Channel One Communications Corp.	Delaware	51312	13-3783278
Cover Concepts Marketing Services, LLC	Delaware	54189	04-3370389
CSK Publishing Company Inc.	Delaware	51112	13-3023395
Films for the Humanities & Sciences, Inc.	Delaware	51211	13-1932571
Go Lo Entertainment, Inc.	California	56192	95-4307031
Haas Publishing Companies, Inc.	Delaware	51113	58-1858150
Hacienda Productions, Inc.	Delaware	51211	13-4167234
HPC Brazil, Inc.	Delaware	51113	13-4083040
IntelliChoice, Inc.	California	51112	77-0168905
Kagan Media Appraisals, Inc.	Delaware	51112	77-0157500
Kagan Seminars, Inc.	Delaware	51112	94-2515843
Kagan World Media, Inc.	Delaware	51112	77-0225377
McMullen Argus Publishing, Inc.	California	51112	95-2663753
Media Central IP Corp	Delaware	551112	13-4199107
Motor Trend Auto Shows Inc.	Delaware	56192	57-1157124
Paul Kagan Associates, Inc.	Delaware	51112	13-4140957
PRIMEDIA Business Magazines & Media Inc.	Delaware	51112	48-1071277
PRIMEDIA Companies Inc.	Delaware	551112	13-4177687
PRIMEDIA Enthusiast Publications, Inc.	Pennsylvania	51112	23-1577768
PRIMEDIA Finance Shared Services, Inc.	Delaware	551112	13-4144616
PRIMEDIA Holdings III Inc.	Delaware	551112	13-3617238
PRIMEDIA Information Inc.	Delaware	51112	13-3555670
PRIMEDIA Leisure Group Inc.	Delaware	551112	51-0386031
PRIMEDIA Magazines Inc.	Delaware	51112	13-3616344
PRIMEDIA Magazine Finance Inc.	Delaware	51112	13-3616343
PRIMEDIA Special Interest Publications Inc.	Delaware	51112	52-1654079
PRIMEDIA Specialty Group Inc.	Delaware	551112	36-4099296
PRIMEDIA Workplace Learning LLC	Delaware	61143	13-4119787
PRIMEDIA Workplace Learning LP	Delaware	61143	13-4119784
Simba Information Inc.	Connecticut	51112	06-1281600
The Virtual Flyshop, Inc.	Colorado	51112	84-1318377

        The address, including zip code, and telephone number, including area code, of each additional registrant's principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

        These companies are listed as guarantors of the debt securities of the registrant. The consolidating financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented as Note 27 of the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by PRIMEDIA Inc., and there has been no default during the preceding 36 calendar months with respect to any indebtedness or material long-term leases of PRIMEDIA Inc. or any of the guarantors.

ii

PRIMEDIA Inc.
Annual Report on Form 10-K
December 31, 2003

iii

PART I

ITEM 1.  BUSINESS.

General

        PRIMEDIA Inc. ("PRIMEDIA" or the "Company") is one of the largest targeted media companies in the United States. Our properties deliver content via print (magazines, books and directories), live events (trade and consumer shows), video, as well as the Internet and other marketing solutions in niche markets.

        In October 2003, PRIMEDIA appointed Kelly P. Conlin as its President and Chief Executive Officer. Mr. Conlin is now PRIMEDIA's chief operating decision maker. After reviewing the Company's operations, Mr. Conlin and the executive team implemented a change in the Company's reportable segments effective in the fourth quarter of 2003 to conform with the way the Company's businesses are assessed and managed. As a result of this change in reportable segments, all prior periods were restated to conform with the new segment format.

        The Company's newly designated segments are comprised of: Enthusiast Media, Consumer Guides, Business Information and Education and Training. The results of these newly established segments will, consistent with past practice, be regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment.

Enthusiast Media Segment

        PRIMEDIA Enthusiast Media encompasses the Company's consumer magazines, their related Web sites and live events, and About.com ("About"). The Enthusiast Media segment includes 121 consumer magazine titles, is the third largest overall producer of magazine advertising pages in the U.S., according to Media Industry Newsletter, February 2, 2004, and has leading market positions in the Automotive, Outdoors, Action Sports, Crafts, History, Marine, Equine and Home Technology categories. Brands include Automobile, Creating Keepsakes, Florida Sportsman, Hot Rod, In-Fisherman, Motor Trend, Power & Motoryacht, Super Street, Surfer, Stereophile and Truckin'. About and the magazine-branded Web sites collectively are the 10th most visited collection of consumer Web sites in the U.S. as ranked by Nielsen/Net Ratings, and had an average of 29.6 million unique visitors each month in 2003.

Enthusiast Media Products

Group	Publications	Web Sites	Events	Representative Brands
Enthusiast Automotive	52	52	31	Hot Rod, Truckin', Super Street, Lowrider, Motorcyclist, Four Wheeler, Muscle Mustangs & Fast Fords
Consumer Automotive	3	4	17	Motor Trend, Automobile, Truck Trend, IntelliChoice
Outdoors	16	17	17	In-Fisherman, Game & Fish, Florida Sportsman
Action Sports	10	11	25	Surfer, Snowboarder, Slam
Home Technology	7	5	3	Stereophile, Home Theater, Shutterbug, PHOTOgraphic
Lifestyles	33	21	14	Creating Keepsakes, Power & Motoryacht, EQUUS, SAIL, Soap Opera Digest, American History
Online Guides	—	450	—	About.com

Total	121	560	107

        For the year ended December 31, 2003, in the Enthusiast Media segment, 54% of revenues were from advertising, 38% from circulation and 8% from other sources.

        The Company's consumer magazine circulation revenue is divided equally between retail sales (largely newsstand) and subscriptions. To acquire new subscribers, the Company solicits through direct mail, telemarketing, in-magazine promotions and the Internet, including the Company's Web sites.

        Readers value enthusiast magazines for their targeted editorial content and also rely on them as primary sources of information in the relevant topic areas. This aspect makes the enthusiast magazines important media buys for advertisers. Advertising sales for the Company's enthusiast magazines are generated largely by in-house sales forces. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company's enthusiast magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial, which is provided by in-house and freelance writers.

        The Company publishes 55 automotive magazines, including consumer automotive titles such as Automobile and Motor Trend which cater to the high-end and new car automotive market, as well as highly specialized enthusiast titles such as Truckin', Lowrider, Muscle Mustang & Fast Fords, Vette, Motorcyclist, Dirt Rider and Sport Compact Car. The Company's 55 automotive magazines represent the largest portfolio of magazines in the enthusiast and the consumer automotive categories. Supplementing the print publications, PRIMEDIA has a strong presence on the Internet with a companion Web site to each publication or a presence for each publication on the About network. In the high-end and new car markets, PRIMEDIA's publications compete against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media.

        The Company is a leading publisher of magazines for outdoor and other enthusiast markets with such titles as Fly Fisherman, Power & Motoryacht, EQUUS, and Creating Keepsakes. The Company also publishes numerous magazines targeting action sports enthusiasts such as Surfer, Surfing, Skateboarder and Snowboarder. In the consumer technology market, the Company's publications include PHOTOgraphic, Home Theater and Stereophile. The Company's major competitors in the enthusiast market include the Time4Media division of Time Warner Inc., Hachette Filipacchi Media and Meredith Publishing, a subsidiary of Meredith Corporation. The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers.

        PRIMEDIA publishes two leading soap opera magazines, Soap Opera Digest and Soap Opera Weekly. Both publications compete with Bauer Publishing.

        The Company operates RetailVision, a specialty magazine distribution company, which distributes over 700 titles, including the titles of 80 other publishers, to over 50,000 independent niche retail locations such as auto parts retailers, craft shops, tackle shops, and music stores.

        About is a leading producer of information and original content on the Internet. About generates revenue from two primary sources: brand advertising on the About network and auction-based pay per click classified advertising (both "search" and "contextual").

        About consists of a network of 450 highly-targeted Web sites covering over 10,000 discrete topics. The information and original content on the Web sites are generated by experts known as "Guides." All Guides must successfully complete the About training program. In the fourth quarter of 2003, the Company entered into a four-year services agreement with Google Inc. under which Google is the exclusive provider of auction-based classifieds for the About network and most of the Company's other Enthusiast Media Web sites.

        In the brand advertising arena, the About network competes with other large-scale Internet properties, such as America Online, Yahoo! and Microsoft Network, to sell display advertising to national advertisers and competes with many smaller targeted Web sites whose content overlaps the content on the individual guide sites.

Consumer Guides Segment

        PRIMEDIA Consumer Guides includes the Company's Apartment Guide, New Homes Guide, their related Web sites and DistribuTech. PRIMEDIA is the largest publisher and distributor of rental apartment guides in the U.S. with 81 guides in 75 regional markets with a combined monthly circulation of 1.6 million. Most of the Company's apartment guide publications are distributed monthly and provide informational listings about featured apartment communities. Virtually 100% of Apartment Guide advertising revenue is generated by apartment community managers who need to fill vacant apartments. All of the Company's consumer guides are free to users.

Consumer Guides Products

Category	Northeast	Southeast	Midwest	West	TOTAL
Apartment Guide	25	23	14	19	81
New Homes Guide	5	4	5	3	17
DistribuTech Retail Locations	5,121	3,006	2,448	5,452	16,027

Major Markets	Washington D.C., Philadelphia, Baltimore, Chicago	Atlanta, Tampa, Orlando, Broward	Dallas-Fort Worth, Houston, Austin, Kansas City	Phoenix, Las Vegas, Los Angeles, San Francisco

        The Company is a leading provider of apartment listings due to the cost effectiveness of its products as measured by the cost per lease to the advertiser. The average number of monthly unique visitors to the Company's Web site, Apartmentguide.com, was approximately 1 million per month in 2003. Apartmentguide.com, which carries all of the listings included in the print products, plus listings for cities in which the Company has no publication, listed approximately 21,000 properties as of December 31, 2003. The Web site offers many premium features not provided by its print products including virtual tours and search functionality. Approximately $8.5 million of revenue was generated by the sale of these premium products during 2003. Through the print guides and the Apartmentguide.com Web site, the Company generated 5.8 million leads for apartment property managers in 2003. The majority of Apartment Guide customers purchase 12-month contracts, and, in 2003, approximately 90% of standard listing contracts were renewed when they expired. The total number of advertisers increased to approximately 23,000 in 2003 from 22,500 in 2002. Advertising in the consumer guides is generated by a 307 person sales force located throughout the United States. The Company's national competitors include Trader Publishing Company (publishers of For Rent) and Network Communications Inc. (publishers of Apartment Finder).

        The Company's DistribuTech division is the nation's largest distributor of free publications, and distributes its own consumer guides and over 2,000 third-party titles. In 2003, publications were distributed to more than 16,000 grocery, convenience, video, drug stores, universities, military bases, major employers and other locations in 73 metropolitan areas. The majority of these locations have exclusive distribution agreements with DistribuTech. The guides are typically displayed in free-standing, multi-pocket racks. DistribuTech generates revenues by leasing rack pockets to other publications and ensuring that the publications are stocked in specific racks. The Company has approximately 300 drivers servicing all locations. These drivers service the racks at each location an average of 8.6 times per month. DistribuTech competes for third-party publication distribution primarily on the basis of its prime retail locations and its service. DistribuTech's principal competitor is Trader Distribution Services, a division of Trader Publishing Company.

        The Company is a leader in new home guides with publications in 17 major markets including Denver, Phoenix, Dallas-Fort Worth and Philadelphia, and plans to launch in additional markets this year. Additionally, Consumer Guides will launch its first Auto Guide in Charlotte, North Carolina in March 2004 with other markets planned for 2004. The Company is building on its proprietary distribution channels and successful high margin business model to enter the substantial market for pre-owned vehicle advertising by auto dealers. The new Auto Guide will publish current auto dealer pre-owned car inventory in that market and also provide customer leads to dealers through its Web site, initially charlotteautoguide.com.

Business Information Segment

        PRIMEDIA Business Information is a leading publisher of Business Information magazines, directories, data products, buyer's guides, Web sites and events that provide vital information to business professionals in more than a dozen industries. In 2003, over 80% of the Company's business information magazine titles ranked number one or number two in their category based on advertising pages as tracked by Inquiry Management Systems.

Business Information Products

Category	Publications	Directories, Data Products & Buyer's Guides	Web Sites	Events	Representative Brands
Transportation and Public Services	15	13	19	1	Price Digests, AC-U-KWIK, Clymer Manuals, Ward's Auto World, American Trucker, Fire Chief, Waste Age, American School and University
Entertainment and Media	13	11	17	4	Broadcast Engineering, Electronic Musician, MIX, Video Systems, Millimeter
Technology	7	7	9	2	Electronics Source Book, Telephony, Paper Film and Foil Converter
Energy and Construction	12	9	21	6	Electrical Construction & Maintenance, Transmission and Distribution World, Concrete Products, Equipment Watch, Access Control and Security Systems
Marketing and Meetings	11	7	15	6	Meetings magazines, Special Events, American Demographics
Financial Services and Real Estate	4	2	5	—	Registered Rep., Trusts and Estates, National Real Estate Investor
Agribusiness and Textiles	14	2	17	—	BEEF, Corn and Soybean Digest, Stitches, Modern Uniforms
Fitness and Healthcare	2	2	5	4	Club Industry, Homecare

Total	78	53	108	23

        Each of the business information magazines is distributed almost exclusively to purchasing decision-makers in a targeted industry group, and provides a highly targeted advertising medium to that industry. These magazines compete for advertising on the basis of advertising rates, circulation, reach, editorial content and readership commitment. Advertising sales are made by in-house sales forces and are supplemented by independent representatives in selected regions and overseas.

        The Company also publishes 53 products that provide in-depth data on selected markets. Ward's Automotive Reports is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes used vehicle valuation information in print and electronic formats including Equipment Watch. Other data based products include The Electronics Source Book and AC-U-KWIK.

        The Company sponsors 23 conferences and trade shows, in most cases serving the advertisers and readers of the corresponding publications, including Waste Expo, Lighting Dimensions International, Promo Expo and Club Industry National.

        The Company competes with large domestic and international competitors across the different business information markets that it serves. These competitors include Reed Business Information (owned by Reed Elsevier Group plc), VNU Business Media (owned by VNU NV) and Advanstar Communications.

        In 2004, the Company will actively seek to further leverage Business Information's powerful brands, focusing on new revenue streams from ancillary products and outside alliances. The Company will also work to enhance existing marketing programs beyond print advertising, expanding the use of e-mail newsletters, Webcasts, market databases and other tools, to better identify prospects and deliver leads to customer sales organizations.

Education and Training Segment

        PRIMEDIA Education and Training is comprised of the businesses that provide content to schools, universities, government and other public institutions as well as training. This segment includes Channel One, Films for the Humanities and Sciences and Workplace Learning.

Education and Training Products

Business	Description	Key Brands/Markets
Channel One	Reaches nearly 8 million students, 350,000+ classrooms, and almost 12,000 schools across the U.S.	Channel One News
Films for the Humanities and Sciences	Distributes 2,900 owned products and 10,100 licensed products	Films for the Humanities, Cambridge, Meridian, and Curriculum Media Group
Workplace Learning	Creates, produces, and distributes proprietary content for employee training. Platforms include satellite programming, interactive multimedia, Internet, books, CDs, and videos	Banking, Government, Healthcare, Public & Private Security, Industrial

        Channel One News is the highest rated teen television program, reaching nearly 8 million teens in over 350,000 classrooms across the U.S. and is the only daily, closed circuit television news program delivered to secondary school students in their classrooms. Channel One News' average teen audience is ten times larger than the average teen audience of the five cable news networks and the evening newscasts of ABC, CBS, and NBC combined, and is twenty times larger than MTV's average weekly teen audience.

        Channel One generates the majority of its revenue by selling the two minutes of advertising shown during each 12-minute Channel One News daily newscast. Channel One News airs only during the school year, typically September to June. Accordingly, Channel One earns the largest share of its revenue in the beginning of the school year, the Company's fourth quarter. The Channel One News program does not air during the summer months and, accordingly, Channel One sees a seasonal revenue drop in the Company's third quarter each year.

        Schools sign up for the Channel One service under a three-year contract. Channel One provides schools with a turnkey system of satellite dish, videocassette recorders and networked televisions. These products and services are provided to schools at no charge. In addition, Channel One Connection, a service of Channel One Network, provides to Channel One schools up to 120 minutes of additional educational programming per school day at no charge.

        Channel One has a library of over 2,700 broadcasts including approximately 275 single subject series, 95 of which have been released as videos. The Company's channelone.com online network and its channeloneteacher.com Web site provide supplemental information to students and educators.

        Films for the Humanities and Sciences is a leading distributor of videos, DVDs, and CD-ROMs to schools, colleges, and libraries in North America. Its products are sold mostly by direct mail to teachers, instructors and librarians and primarily serve students in grades 8 to 12 and in college. The major competitors are Discovery Communications, Inc. (which recently acquired United Learning), AIMS Multimedia, PBS Video and Schlessinger Media, a division of Library Video Company.

        Workplace Learning, a leading provider of integrated training, information and communication solutions for improving employee performance, is a leader in such markets as fire and emergency services (Fire and Emergency Training Network) where it reached more than 250,000 fire and EMS personnel in 2003, industrial (PRIMEed, SafeStart), healthcare (Health and Sciences Television Network), pharmaceuticals (Interactive Medical Networks), police and first responders (Law Enforcement Training Network, Homeland One) and banking (Bankers Training and Consulting Company). The Company largely delivers its products via satellite, videotape, CD-ROM, live events and increasingly over the Internet.

        Workplace Learning has numerous direct and indirect competitors, including General Physics Corporation and HealthStream, Inc. In addition, many potential customers do their own in-house training. Workplace Learning is focused on growing in profitable vertical markets where the Company has proprietary content and unique distribution advantages, including banking, healthcare and government.

Advertising

        Approximately 62% of the Company's total revenue is derived from advertising. In general, the Company sells two types of advertising: lead generation advertising and brand awareness advertising. In a given media market in which the Company competes (e.g. fishing), lead generation advertising is purchased by advertisers who are "endemic" to that market (e.g. fishing rod manufacturers) and are seeking to trigger a direct, specific buying decision. The Company's Enthusiast Media, Consumer Guides and Business Information segments derive a majority of their revenue from this type of advertising.

        In contrast, brand awareness advertising concentrates on introducing or reinforcing a product's brand image with the reader, user or viewer. The Company's larger circulation magazine properties, such as Motor Trend, and television properties, such as Channel One, generate more of their revenue from brand awareness advertising, primarily from the large automobile manufacturers, beverage, health and beauty, video game and telecommunications sectors.

        PRIMEDIA's focus on lead generation advertising from endemic advertisers gives the Company a stable base of advertising revenue, less susceptible to the fluctuations of the business cycle than the brand advertising market. PRIMEDIA's divestitures in 2003 and early 2004 of large circulation magazine titles such as Seventeen and New York, has increased the percentage of its advertising revenues from endemic advertisers.

Divestitures

        Historically, PRIMEDIA has actively sought to acquire magazines and other media properties to strengthen its competitive position in the segments and markets in which it competes. The Company has also traditionally managed its portfolio of media assets by opportunistically divesting assets no longer core to the Company's overall strategy. In 2003, PRIMEDIA continued to focus on reducing the amount of debt on its balance sheet through the divestiture of several large consumer magazine properties.

        In 2003, the Company sold Seventeen magazine and its companion properties including a number of Seventeen branded assets, Teen magazine, seventeen.com, teenmag.com and Cover Concepts, an in-school marketing unit, to The Hearst Corporation for $182 million. Additionally, the Company sold Sprinks to Google and RealEstate.com to Lending Tree, Inc. for proceeds of $12 million and $15 million, respectively, in 2003.

        In January 2004, the Company completed the sale of New York magazine to New York Media Holdings, LLC, an entity controlled by Wasserstein family trusts, for $55 million.

        Financial results for these divestitures are reported in discontinued operations on the statements of consolidated operations.

        As a result of these divestitures, the Company now is more focused on growing the revenues of its core businesses.

Production and Fulfillment

        Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services can be purchased at favorable prices. The Company provides most of the content for its Web sites but outsources technology and production.

        The principal raw material used in the Company's products is paper which is purchased directly from several paper mills, including the industry's three largest paper mills. Paper prices increased in 2003 and the paper mills are expected to attempt to increase prices in 2004. The Company has used strategic sourcing principles to gain stable supplies at favorable prices.

        The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials and is therefore subject to postage rate changes. Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printers. Other products are sent from warehouses and other facilities operated by the Company. While postal rates increased in 2002, there were no additional increases in 2003 and in April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006.

        In the future, the Company may be impacted by future cost increases, driven by inflation or market conditions in these categories.

Employees

        During 2003, the Company's headcount declined primarily due to divestitures and consolidation of certain functions. As of December 31, 2003, the Company had approximately 4,700 full-time equivalent employees compared to approximately 5,100 at the end of 2002. None of its employees are union members. Management considers its relations with its employees to be good.

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

        The Company holds regular meetings to inform investors about the Company. To obtain information on these meetings or to learn more about the Company please contact:

James Magrone
Senior Vice President, Investor Relations
Tel: 212-745-0634
Email: jmagrone@primedia.com

        The 2004 PRIMEDIA Annual Meeting of Shareholders will be held on Wednesday, May 12, 2004 at 10:00 a.m., at the Four Seasons Hotel, 57 East 57th Street, New York, NY.

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

ITEM 2.  PROPERTIES.

        The following table sets forth certain information with respect to the Company's principal locations as of December 31, 2003. These properties were leased by the Company initially for use in its operations but as a result of divestitures and consolidations, certain of these properties are now leased to third party tenants. Of the total of approximately 2.5 million rentable square feet currently under lease, approximately 585,000 rentable square feet are either available for sublease or currently subleased to a third party. The locations presently used by the Company for its operations are considered adequate by the Company for its present needs.

Location	Principal Use	Approximate Rentable Square Feet(rsf)	Type of Ownership Expiration Date of Lease
New York, NY 745 Fifth Ave	Executive and administrative offices (Corporate)	81,041	Lease expires in 2008, 25,697 rsf sublet
New York, NY 249 W. 17th Street	Executive and administrative offices (Enthusiast Media)	79,000	Lease expires in 2007
New York, NY 1440 Broadway	Executive and administrative offices (Corporate, Education and Training)	206,801	Lease expires in 2015, 183,406 rsf available for sublease or currently under sublease
New York, NY 200 Madison Ave	Executive and administrative offices (Enthusiast Media)	45,480	Lease expires in 2006
New York, NY 260 Madison Ave	Executive and administrative offices (Enthusiast Media)	33,208	Lease expires in 2008
New York, NY 261 Madison Ave	Executive and administrative offices (Enthusiast Media)	40,324	Lease expires in 2008, 8,869 rsf sublet
Lawrenceville, NJ 2572 Brunswick Pike	Printing and Video Duplication (Education and Training)	54,000	Lease expires in 2013
Anaheim, CA 2400 Katella Ave.	Executive and administrative offices (Enthusiast Media)	33,522	Lease expires in 2008
Los Angeles, CA 6420 Wilshire Blvd.	Executive and administrative offices (Enthusiast Media)	207,469	Lease expires in 2009, 77,840 rsf available for sublease or currently under sublease
Los Angeles, CA 5300 Melrose Avenue	Executive and administrative offices and broadcast production (Education and Training)	24,320	Lease expires in 2005
Harrisburg, PA, 6385 & 6405 Flank Drive (combined)	Executive and administrative offices (Enthusiast Media)	43,309	Lease expires in 2009
Overland Park, KS 9800 Metcalf Avenue	Executive and administrative offices (Business Information)	85,648	Lease expires in 2006, 5,962 rsf sublet
Stamford, CT 11 Riverbend Drive	Executive and administrative offices (Business Information)	62,751	Lease expires in 2006, 8,000 rsf available for sublease
Norcross, GA 3119-3139 Campus Drive	Executive and administrative offices (Consumer Guides)	50,100	Lease expires in 2009
Norcross, GA 3159 Campus Drive	Executive and administrative offices (Consumer Guides)	20,200	Lease expires in 2004
Carrolton, TX 4101 International Parkway	Executive and administrative offices, small printing and video duplication (Education and Training)	205,750	Lease expires in 2014

ITEM 3.  LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is or was a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        PRIMEDIA Common Stock is listed on the New York Stock Exchange, under the ticker symbol "PRM". As of February 27, 2004, there were 415 holders of record of PRIMEDIA Common Stock. The Company has not paid and has no present intention to pay dividends on its Common Stock. In addition, the Company's bank credit facility and Senior Notes impose certain limitations on the amount of dividends permitted to be paid on the Company's Common Stock. See Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements." High, low and closing sales prices for 2003 and 2002 were as follows:

	2003 Sales Price
Quarters Ended
	High	Low	Close
March 31	$3.05	$1.87	$2.45
June 30	$3.78	$2.03	$3.05
September 30	$3.99	$2.33	$2.85
December 31	$3.45	$2.58	$2.83
	2002 Sales Price
Quarters Ended
	High	Low	Close
March 31	$4.60	$2.10	$3.17
June 30	$3.25	$1.00	$1.22
September 30	$1.59	$0.76	$1.39
December 31	$3.50	$1.11	$2.06

        The closing stock price increased by 37.4% from December 31, 2002 to December 31, 2003. From January 1, 2004 through March 12, 2004, the high price for the stock was $3.06, the low price was $2.42 and the closing price on March 12, 2004 was $2.68.

Equity Compensation Plan Information

        Information required by this item with respect to equity compensation plans of the Company is included in Part III, Item 12 of this Form 10-K under the caption "Equity Compensation Plan Information."

Recent Sales of Unregistered Securities

        In November 2003, the Company issued 78,000 shares of its unregistered Common Stock to Paul Kagan as deferred purchase price payable in connection with the acquisition by the Company in November 2000 of the assets of Paul Kagan Associates, Inc. and the stock of certain of its affiliated companies. The aggregate purchase price paid by the Company in connection with the transaction was 1,190,000 shares of the Company's Common Stock, of which 390,000 shares are payable in five equal annual installments of 78,000 shares on each annual anniversary of the closing date of the transaction. The issuance to Paul Kagan was made by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended.

        During the three months ended December 31, 2003, the Company issued 832,627 shares of its unregistered Common Stock in exchange for outstanding preferred stock of the Company in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company subsequently repurchased these 832,627 shares of Common Stock for $2.95 per share or approximately $2,456,250.

ITEM 6.  SELECTED FINANCIAL DATA.

        The selected consolidated financial data were derived from the audited consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere herein. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reclassified the results of Seventeen magazine and related teen properties, Simba, Federal Sources, CableWorld, Sprinks and RealEstate.com, which were all sold in 2003, as discontinued operations for the periods prior to their respective divestiture dates. During 2003, the Company initiated a plan to sell Kagan World Media and, during January 2004, the Company sold New York magazine. The Company has reclassified the results of New York and Kagan World Media for all periods presented and as of December 31, 2003 has classified the assets and liabilities of each as held for sale on the Company's consolidated balance sheet.

PRIMEDIA INC. AND SUBSIDIARIES

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
Operating Data:
Revenues, net(1)	$1,345,622	$1,412,552	$1,377,774	$1,337,052	$1,396,900
Depreciation of property and equipment (2)	55,887	68,881	75,714	49,675	44,833
Amortization of intangible assets, goodwill and other (3)(7)	75,953	208,238	677,776	108,765	430,325
Other (income) charges (4)	29,827	67,418	43,125	41,570	(213,580)
Operating income (loss)	82,397	(100,316)	(651,320)	(3,367)	16,542
Provision for impairment of investments (5)	(8,975)	(19,045)	(106,512)	(188,526)	—
Interest expense	(124,528)	(139,878)	(145,928)	(143,933)	(164,867)
Loss from continuing operations before income tax expense (12)	(79,572)	(257,696)	(950,265)	(342,773)	(151,361)
Income tax expense (6)	(12,220)	(46,356)	(135,000)	(41,200)	(6,500)
Loss from continuing operations	(91,792)	(304,052)	(1,085,265)	(383,973)	(157,861)
Discontinued operations	130,664	93,137	(26,376)	37,147	37,748
Cumulative effect of a change in accounting principle (7)	—	(388,508)	—	—	—
Net income (loss)	38,872	(599,423)	(1,111,641)	(346,826)	(120,113)
Preferred stock dividends and related accretion, net (8)(12)	(41,853)	(47,656)	(62,236)	(53,063)	(53,062)
Loss applicable to common shareholders	(2,981)	(647,079)	(1,173,877)	(399,889)	(173,175)
Basic and diluted income (loss) applicable to common shareholders per common share (9):
Loss from continuing operations	$(0.51)	$(1.39)	$(5.30)	$(2.71)	$(1.45)
Discontinued operations	0.50	0.37	(0.12)	0.23	0.26
Cumulative effect of a change in accounting principle (7)	—	(1.53)	—	—	—

Net loss	$(0.01)	$(2.55)	$(5.42)	$(2.48)	$(1.19)

Basic and diluted common shares outstanding	259,230,001	253,710,417	216,531,500	161,104,053	145,418,441

Balance Sheet Data:
Cash and cash equivalents	$8,685	$18,553	$33,588	$23,690	$28,661
Working capital deficiency (10)	(205,300)	(248,280)	(221,047)	(346,447)	(200,458)
Other intangible assets and Goodwill, net	1,178,941	1,323,560	2,029,727	1,647,592	1,835,356
Total assets	1,636,121	1,835,620	2,731,219	2,677,479	2,714,552
Long-term debt (11)	1,562,441	1,727,677	1,945,631	1,503,188	1,732,896
Shares subject to mandatory redemption (Exchangeable preferred stock) (12)	474,559	484,465	562,957	561,324	559,689
Total shareholders' deficiency	(1,013,255)	(1,043,798)	(480,592)	(236,026)	(144,238)

(see notes on the following page)

Notes to Selected Financial Data

(1)
As a result of divestitures made in 2003 and the related requirements of SFAS 144, the Company reclassified amounts from revenues, net, to discontinued operations for the years ended December 31, 2002, 2001, 2000, and 1999 as follows:

	Years Ended December 31,
	2002	2001	2000	1999
Revenues, net (as reported in 2002 Form 10-K)	$1,587,564	$1,578,357	$1,547,491	$1,587,879
Less:
Effect of SFAS 144 for 2003 divestitures	175,012	200,583	210,439	190,979

Revenues, net (as reclassified)	$1,412,552	$1,377,774	$1,337,052	$1,396,900

(2)
Includes an impairment of long-lived assets of $9,739 for the year ended December 31, 2002.

(3)
Includes an impairment of intangible assets, goodwill and other, of $35,253, $146,064, $427,016 and $275,788 for the years ended December 31, 2003, 2002, 2001 and 1999, respectively.

(4)
Represents severance related to separated senior executives of $9,372 for the year ended December 31, 2003, non-cash compensation and non-recurring charges of $11,184, $10,502, $56,679 and $35,210 for the years ended December 31, 2003, 2002, 2001 and 2000, respectively, provision for severance, closures and restructuring related costs of $8,673, $49,669, $43,679, $20,798 and $22,000 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively, and loss (gain) on the sale of businesses and other, net, of $598, $7,247, ($57,233), ($14,438) and ($235,580) for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation" in the fourth quarter of 2003 and began recording employee stock-based compensation under the fair value method effective January 1, 2003. The adoption resulted in a non-cash compensation charge of $5,980.

(5)
Represents impairments of the Company's investment in CMGI, Inc. of $7,029 and $155,474 for the years ended December 31, 2001 and 2000, respectively, the Company's investment in Liberty Digital of $658 and $21,869 for the years ended December 31, 2001 and 2000, respectively, the Company's investments in various assets-for-equity transactions of $8,975, $10,783 and $83,959 for the years ended December 31, 2003, 2002 and 2001, respectively, and various other PRIMEDIA investments of $8,262, $14,866 and $11,183 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6)
Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred income tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the Company records a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For 2003 and 2002, income tax expense primarily consists of deferred income taxes of $11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets. The income tax expense recorded in 2003 and 2002 is net of tax refunds received. During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of long-lived assets, primarily goodwill and investments, resulting in a net provision for income taxes of $135,000 and $41,200, respectively. At December 31, 1999, the Company's management determined that no adjustment to net deferred income tax assets was required. In 1999, the Company recorded income tax expense of $6,500 related to a provision for current state and local taxes incurred as a result of the gain on the sale of the Supplemental Education Group. At December 31, 2003, the Company had aggregate net operating and capital loss carryforwards of $1,760,785 which will be available to reduce future taxable income.

(7)
In connection with the adoption of SFAS 142 on January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets as a cumulative effect of a change in accounting principle. Additionally, SFAS 142 prohibited the amortization of goodwill and indefinite lived intangible assets, effective January 1, 2002. Amortization expense for goodwill and certain trademarks which ceased being amortized under SFAS 142 (excluding provisions for impairment) was $186,422, $36,904 and $59,799 for the years ended December 31, 2001, 2000 and 1999, respectively.

(8)
Includes gain on exchanges of the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock of $944 and $32,788 in 2003 and 2002, respectively, and the issuance of warrants valued at $5,891 and $498 to KKR 1996 Fund during 2002 and 2001, respectively, in connection with the EMAP acquisition.

(9)
Basic and diluted income (loss) per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 16 of the notes to the consolidated financial statements included elsewhere in this Annual Report.

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

(12)
The Company adopted SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", prospectively, effective July 1, 2003, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. Such stock is now described as shares subject to mandatory redemption and dividends on these shares are now described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the year ended December 31, 2003 by $22,547 which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on July 1, 2002, July 1, 2001, July 1, 2000 and July 1, 1999, loss from continuing operations, in each year, would have increased by $19,763, $27,345, $27,348 and $27,627, respectively. The 2002 increase to loss from continuing operations was reduced by a net gain of $4,488 on exchanges of the Exchangeable Preferred Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

Introduction

        The following discussion and analysis summarizes the financial condition and operating performance of the Company and its business segments and should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Executive Summary

Our Business

        The Company's revenues are generated from advertising, circulation (subscriptions and single copy sales) and other sources (events, list rental, third party distribution, training services, sales of books and directories, and other sources). PRIMEDIA's largest operating expenses are cost of goods sold (including paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as "operating expenses").

Background

        Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. The most recent significant acquisitions were About.com ("About") and the EMAP properties in 2001. During 2001 and 2002, the Company integrated those properties into its operating units. Additionally, during the past few years, the Company sold a number of properties, including Bacon's, The Modern Bride Group, the American Baby Group, Seventeen and New York magazines and other properties, in order to better focus the Company on its core businesses and reduce debt. As a result of recent divestitures, the Company has transformed itself into a highly focused targeted media company. To counter the effects of the weakness in the overall advertising environment, the Company has aggressively controlled its costs. These cost initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space required. These actions have resulted in a stronger balance sheet, improved liquidity and a more efficient and better focused organization. The asset divestiture and cost reduction programs are essentially complete and the Company is now focused on growing organically.

Company Strategy

        In October 2003, PRIMEDIA appointed Kelly P. Conlin as President and CEO. Mr. Conlin and the executive team reviewed the Company's operations and formulated a strategy to enable the Company to capitalize on the full potential of its businesses and maximize its operating performance. That review resulted in a redesigned operating structure with four reportable segments to better enable the Company to execute key investment and organic growth initiatives. Those four principal segments are: Enthusiast Media, Consumer Guides, Business Information, and Education and Training. Accordingly, the Company has reclassified prior year results to reflect this redesigned operating structure with four reportable segments.

        The Company's strategy is to focus on its core enthusiast media businesses and grow through maximizing and expanding its market-leading brands. Actions the Company is taking to organically grow revenues include expanding into new markets, introducing new products and improving existing ones, enhancing the capabilities of its sales force, broadening its advertiser base, optimizing distribution, and leveraging its well known brands through licensing and merchandising arrangements.

General Business Trends

        In 2003, many of PRIMEDIA's products continued to grow, while others were affected by external pressures and actions the Company took to improve profitability. The Company has capitalized on the general trend of marketers seeking to better target their advertising, the growth of free publications, the aggressive marketing and new product introductions in the automotive industry and the growing popularity of personal hobbies and leisure activities, as the Company has a large presence in those sectors. The Company's revenues continue to be adversely affected by the weakness in the overall advertising environment, particularly in business-to-business markets, the industry-wide trend of declining single copy sales of consumer magazines, cutbacks in the demand for training services, particularly industrial videotape sales and satellite based training for healthcare professionals, and budgetary constraints in the education markets. Additionally, high apartment vacancy rates have pressured the advertising budgets of property managers, which has constrained the growth in the Company's Apartment Guide. The Company has taken certain actions to lower costs and improve profitability which has also negatively affected revenues, including reducing the rate base for the soap opera magazine titles, and consolidating or shutting down certain properties.

2003 Summary Consolidated Results

        In 2003, revenues were $1,345,622, down 4.7% compared to 2002. Growth in the Consumer Guides segment was offset by the continuing weakness in the Business Information and Education and Training segments, and growth in advertising in the Enthusiast Media segment was offset by the effect of the rate base reduction at the soap opera titles and continuing weakness in single copy magazine sales. In 2003, operating expenses were $1,101,558, down 5.7% compared to 2002. Costs declined in nearly every expense category, due to lower levels of business and the aggressive cost actions implemented by the Company. In 2003, operating income was $82,397, improved from an operating loss of $100,316 in 2002. The improvement was due primarily to lower restructuring and non-cash impairment charges taken in 2003 compared to 2002. Net income was $38,872 in 2003 compared to a net loss of $599,423 in 2002. The improvement was due primarily to the net increase in operating income, the cumulative effect of a change in accounting principle (from the adoption of SFAS 142) of $388,508, recorded in 2002, and the decrease in related non-cash deferred income tax expense.

2003 Summary Segment Results

        The following segment results discussion reflects Continuing Businesses (as defined below).

        The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company's consumer magazine brands, their related Web sites and live events, as well as About. In 2003, revenues for the Enthusiast Media segment were $725,892, down 2.0%, and Segment EBITDA (as defined below) was $146,939, up 11.4%, compared to 2002. The Company intends to grow this segment by improving its products, investing in its sales capabilities, improving its circulation management, and leveraging its well-known brands. For example, during the fourth quarter of 2003, PRIMEDIA increased its distribution points by several thousand for a number of enthusiast titles offered at Kroger, Food Lion, Albertson's, Auto Zone, Pep Boys and other key retail outlets. In addition, the Company has put into place a plan to use more sophisticated statistical modeling to manage print order and draw allotment to improve efficiency and profitability of this important distribution channel.

        The Consumer Guides segment is the nation's largest publisher and distributor of free publications, including Apartment Guide and New Homes Guide. In 2003, revenues for the Consumer Guides segment were $276,639, up 3.5%, and Segment EBITDA was $83,163, up 13.4%, compared to 2002. The Company intends to grow this segment by launching Auto Guide in 2004, expanding New Homes Guide into new markets, adding to its Apartment Guide sales force to deepen its market penetration, and continuing to expand third party distribution.

        The Business Information segment includes the Company's business-to-business targeted publications, Web sites and events, with a focus on bringing sellers together with qualified buyers in numerous industries. In 2003, revenues for the Business Information segment were $228,784, down 11.7%, and Segment EBITDA was $34,197, down 10.8%, compared to 2002, which was the result of the severe advertising recession which has particularly affected the business-to-business markets. The Company believes there are many opportunities to enhance marketing programs beyond print advertising by expanding the use of email, newsletters, Webcasts, market databases and other tools to provide marketing programs that identify prospects and deliver leads to customer sales organizations.

        The Education and Training segment is comprised of the businesses that provide content for schools, universities, government and other public institutions as well as corporate training initiatives. It includes Channel One, Films for the Humanities and Sciences and Workplace Learning. In 2003, revenues for the Education and Training segment were $119,778, down 18.3%, and Segment EBITDA was $5,674, down 83.7%, compared to 2002. The Company intends to improve the performance of this segment by expanding the number of Channel One advertisers, migrating the products of Films for the Humanities and Sciences to digital delivery, and exploring joint venture opportunities and focusing on the profitable verticals for Workplace Learning.

Forward-Looking Information

        PRIMEDIA, in its fourth quarter 2003 earnings conference call with investors and related earnings release on February 5, 2004, indicated that it expected revenues to grow in the low single digit percentage range and Segment EBITDA for PRIMEDIA's four business segments, after Corporate Overhead, to grow in the mid single digit percentage range in 2004 as compared to 2003.

        The Company has assumed improving industry fundamentals as 2004 progresses for consumer magazine advertising growth and expects single copy sales of consumer magazines to continue to face challenges, especially in the first half of 2004. Growth at Consumer Guides is expected to gain momentum in the second half of 2004 as its entry into new markets begins to show results. Trade advertising and trade shows are expected to stabilize in 2004. Education and Training is expected to improve as 2004 progresses.

        The Company expects to show Segment EBITDA growth primarily in the second half of 2004, with performance during the first half affected by soft industry fundamentals. The Company plans to continue to control operating costs in 2004 and expects new investments and its strategic initiatives early in 2004 to show results in the second half of the year.

        The Company's 2004 guidance follows a 2003 in which PRIMEDIA created a new strategic operating structure that it believes provides well-defined platforms for growth as well as greater clarity and visibility into the Company's businesses. The Company believes 2004 will be a year of investing in its businesses and building on its platforms for growth.

        This Annual Report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates, which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. Some of the assumptions may not materialize and unanticipated events may occur which can affect the Company's results.

Why We Use Segment EBITDA

        Segment EBITDA represents each segment's earnings before interest, taxes, depreciation, amortization and other charges (income) ("Segment EBITDA"). Other charges (income) include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Internally, the Company's chief operating decision maker and the executive team measure performance primarily based on Segment EBITDA.

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with accounting principles generally accepted in the United States of America), as an indicator of the Company's operating performance, or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the Company's four segments in their respective segment discussions below.

Intersegment Transactions

        The information presented below includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany, advertising and other services which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

Non-Core Businesses

        Management believes a meaningful comparison of the results of operations for 2003, 2002 and 2001 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of businesses classified as non-core ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management was evaluating for turnaround or shutdown. The Non-Core Businesses include QWIZ, Inc. (divested in April 2001), Bacon's (divested in November 2001) and certain other titles of the Enthusiast Media, Consumer Guides and Business Information segments that were discontinued or divested. In addition, the Company restructured or consolidated other media properties, whose value could only be realized through the far greater efficiency of having select functions absorbed by the core operations and has included these properties in Non-Core Businesses. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $9,900 were allocated to the Non-Core Businesses during 2002 and 2001, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, were permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

Reclassifications due to Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Disposal of Long-Lived Assets", the Company's results have been reclassified to reflect Seventeen and its companion teen properties ("Seventeen"), Simba Information, Federal Sources, CableWorld, Sprinks, and RealEstate.com as discontinued operations for the periods prior to their respective divestiture dates.

        In 2003, the Company also reclassified the results of New York magazine, which was sold in January 2004, and Kagan World Media for which the Company has initiated plans to sell, to discontinued operations for all periods presented.

Segment Data

        Segment data for the Company, based on its redesigned operating structure, is presented below for all periods.

	Years Ended December 31,
	2003	2002	2001
Revenues, net:
Continuing Businesses:
Enthusiast Media	$725,892	$740,400	$572,196
Consumer Guides	276,639	267,166	255,391
Business Information	228,784	259,030	322,976
Education and Training	119,778	146,586	165,295
Intersegment Eliminations	(5,471)	(14,121)	(11,619)

Subtotal	1,345,622	1,399,061	1,304,239
Non-Core Businesses	—	13,491	73,535

Total	$1,345,622	$1,412,552	$1,377,774

Segment EBITDA (1):
Continuing Businesses:
Enthusiast Media	$146,939	$131,879	$69,492

Consumer Guides	$83,163	$73,338	$58,657

Business Information	$34,197	$38,349	$58,212

Education and Training	$5,674	$34,821	$28,117

Corporate Overhead	$(25,909)	$(30,913)	$(32,308)

Non-Core Businesses	$—	$(3,253)	$(28,340)

Depreciation, amortization and other charges (2):
Continuing Businesses:
Enthusiast Media	$43,245	$127,257	$572,651

Consumer Guides	$11,834	$15,199	$18,760

Business Information	$18,630	$78,603	$49,197

Education and Training	$59,823	$107,648	$67,164

Corporate	$28,135	$12,747	$31,709

Non-Core Businesses	$—	$3,083	$65,669

	Years Ended December 31,
	2003	2002	2001
Operating income (loss):
Continuing Businesses:
Enthusiast Media	$103,694	$4,622	$(503,159)
Consumer Guides	71,329	58,139	39,897
Business Information	15,567	(40,254)	9,015
Education and Training	(54,149)	(72,827)	(39,047)
Corporate	(54,044)	(43,660)	(64,017)

Subtotal	82,397	(93,980)	(557,311)
Non-Core Businesses	—	(6,336)	(94,009)

Total	82,397	(100,316)	(651,320)
Other income (expense):
Provision for impairment of investments	(8,975)	(19,045)	(106,512)
Interest expense	(124,528)	(139,878)	(145,928)
Interest on shares subject to mandatory redemption (3)	(21,889)	—	—
Amortization of deferred financing costs	(3,462)	(3,469)	(10,947)
Other, net	(3,115)	5,012	(35,558)

Loss from continuing operations before income tax expense	(79,572)	(257,696)	(950,265)
Income tax expense	(12,220)	(46,356)	(135,000)

Loss from continuing operations	(91,792)	(304,052)	(1,085,265)
Discontinued operations (4)	130,664	93,137	(26,376)
Cumulative effect of a change in accounting principle
(from the adoption of SFAS 142)	—	(388,508)	—

Net income (loss)	$38,872	$(599,423)	$(1,111,641)

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the years ended December 31, 2003, 2002 and 2001 for the each of the Company's segments in their respective segment discussions below. Segment EBITDA excludes $8,535 of additional restructuring related costs included in general and administrative expenses for the year ended December 31, 2001.

(2)
Depreciation for the years ended December 31, 2003, 2002 and 2001 was $55,887, $68,881 and $75,714, respectively, and includes an impairment of long-lived assets of $9,739 in 2002. Amortization for the years ended December 31, 2003, 2002 and 2001 was $75,953, $208,238 and $677,776,

  respectively. Amortization includes an impairment of intangible assets, goodwill and other of $35,253, $146,064 and $427,016 for the years ended December 31, 2003, 2002 and 2001, respectively. Other charges (income) include severance related to separated senior executives of $9,372 for the year ended December 31, 2003, non-cash compensation and non-recurring charges of $11,184, $10,502 and $56,679 for the years ended December 31, 2003, 2002 and 2001, respectively, provision for severance, closures and restructuring related costs of $8,673, $49,669 and $43,679 for the years ended December 31, 2003, 2002 and 2001, respectively, and (gain) loss on sale of businesses and other, net, of $598, $7,247 and ($57,233) for the years ended December 31, 2003, 2002 and 2001, respectively. Other charges (income) include $8,535 of additional restructuring related costs included in general and administrative expenses for the year ended December 31, 2001.

(3)
Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires the Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is now collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the year ended December 31, 2003 by $22,547 which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on July 1, 2002 and July 1, 2001 loss from continuing operations, in each year, would have increased by $19,763 and $27,345, respectively. The 2002 increase to loss from continuing operations was reduced by a net gain of $4,488 on exchanges of the Exchangeable Preferred Stock.

(4)
Discontinued operations includes gains on sale of businesses, net of tax, of $125,247 and $111,449 in 2003 and 2002, respectively.

Results of Operations

2003 Compared to 2002

Consolidated Results:

Revenues, Net

        Consolidated revenues from Continuing Businesses decreased 3.8% to $1,345,622 in 2003 from $1,399,061 in 2002:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Continuing Businesses:
Advertising	$832,085	$857,288	(2.9)
Circulation	321,751	342,057	(5.9)
Other	191,786	199,716	(4.0)

Subtotal	1,345,622	1,399,061	(3.8)
Non-Core Businesses	—	13,491	(100)

Total	$1,345,622	$1,412,552	(4.7)

        Advertising revenues decreased by $25,203 in 2003 compared to 2002 due to declines of $27,850 and $5,514 at the Business Information and Education and Training segments, respectively, partially offset by increases in 2003 of $4,547 and $3,614 at the Consumer Guides and Enthusiast Media segments, respectively. Circulation revenues decreased $20,306 in 2003, principally driven by an $18,669 decline in revenues at the Enthusiast Media segment due primarily to the impact of the rate base reduction at the soap opera titles implemented early in 2003 and to a lesser extent weakness in single copy sales. Other revenues decreased in 2003 compared to 2002 due to a $13,518 decline at the Education and Training segment partially offset by an increase at Consumer Guides of $5,841 due to the continued growth of its third party distribution business. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

        Operating income from Continuing Businesses was $82,397 in 2003 compared to an operating loss of $93,980 in 2002. This increase was predominantly due to the net decrease of $120,550 in non-cash impairment charges taken in 2003 versus 2002. For the year ended December 31, 2003, the Company recorded an impairment charge of $35,253 in amortization under SFAS 142 and SFAS 144 related to goodwill and intangibles. The total impairment charge recorded in depreciation and amortization primarily under SFAS 142 and SFAS 144 for the year ended December 31, 2002 was $155,803 related to goodwill, intangibles and other assets. Also, the provision for severance, closures and restructuring related costs decreased by $40,996 in 2003 to $8,673 from $49,669 in 2002.

        Total operating income (loss), including Continuing Businesses and Non-Core Businesses, was $82,397 in 2003 compared to ($100,316) in 2002.

Net Income (Loss)

        The Company had net income in 2003 of $38,872 compared to net loss of $599,423 in 2002. The increase in net income from 2002 was primarily due to the increase in operating income as discussed above and the Company's initial adoption of SFAS 142 in 2002. In connection with the adoption of SFAS 142 effective January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508, as a cumulative effect of a change in accounting principle. In addition, the Company recorded $49,500 of non-cash deferred income tax expense in 2002 as a result of the adoption of SFAS 142, compared to $11,864 recorded in 2003.

        Interest expense also decreased $15,350, or 11.0% in 2003 to $124,528 from $139,878 in 2002. The decrease in interest expense is due to the Company's reduction of long-term debt, including current maturities, lower interest rates and the Company's refinancing of its highest cost debt at lower interest rates.

        Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which requires dividends on the Company's Series D Exchangeable Preferred, Series F Exchangeable Preferred and Series H Exchangeable Preferred Stock (such stock is now collectively described as shares subject to mandatory redemption in the Company's financial statements) to be included in net income (loss) as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the year ended December 31, 2003 by $22,547 which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on July 1, 2002 loss from continuing operations would have increased by $19,763, net of a gain of $4,488 on exchanges of the Exchangeable Preferred Stock.

        SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group and, as a result of adopting SFAS 144, reclassified the financial results of these divested units into discontinued operations on the statement of consolidated operations for the year ended December 31, 2002.

        During 2003, the Company completed the sales of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during January 2004, the Company sold New York magazine. In addition, the Company initiated a plan to sell Kagan World Media in 2003. In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the statements of consolidated operations for the years ended December 31, 2003 and 2002.

        For the years ended December 31, 2003 and 2002, discontinued operations includes net gains on sale of businesses of $125,247 and $111,449, respectively.

Segment Results:

        The results of the Company's four reportable segments are discussed below. All amounts are from Continuing Businesses unless otherwise specified.

Enthusiast Media Segment (includes consumer magazines, their related Web sites and events, and About)

Revenues, Net

        Enthusiast Media revenues were $725,892 or 53.9% and $740,400 or 52.9% of the Company's consolidated revenues for 2003 and 2002, respectively. Enthusiast Media revenues decreased $14,508 or 2.0% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$390,941	$387,327	0.9
Circulation	274,173	292,842	(6.4)
Other	58,796	57,010	3.1
Intersegment revenues	1,982	3,221	(38.5)

Total	$725,892	$740,400	(2.0)

        Advertising revenues increased $3,614 or 0.9% in 2003. Enthusiast Media's strongest advertising gains were at Motor Trend, automotive enthusiast, outdoor and crafts titles, with 2003 continuing base title increases of 17.6%, 4.3%, 3.7% and 3.3%, respectively. For the year ended December 31, 2003, PRIMEDIA's enthusiast magazines advertising pages at continuing base titles fell by 1.0%, the same decrease as the overall industry average, as reported by the Publishers Information Bureau. Advertising revenues at About increased $1,606 in 2003 compared to 2002, primarily due to increases in contextual advertising. Enthusiast Media advertising revenue increases were partially offset by approximately $4,600 in decreased advertising revenue compared to 2002 due to the rate base reduction at the soap opera titles implemented in the first quarter of 2003 which lowered product cost and improved profitability. In addition, approximately $7,200 of advertising revenue was lost in 2003 due to product shutdowns. Excluding the revenue drop attributable to the soap opera titles' rate base reduction and normalizing for product shutdowns, advertising revenues at the consumer magazines continuing titles and their related Web sites increased approximately $13,800 in 2003 versus 2002.

        Contributing to the overall decrease in revenues at Enthusiast Media was a decline in circulation revenues of $18,669 or 6.4% for the year ended December 31, 2003. Lost circulation revenue related to the rate base reduction at the soap opera titles accounted for $15,600 of the decline. In addition, single copy sales were negatively affected by the strike at approximately 860 Southern California grocery stores that began in October 2003 and was ongoing at December 31, 2003. Southern California is a large market for the Company's automotive enthusiast and outdoor sports magazines. Single copy units for Enthusiast Media magazines declined 5.3% for the year ended December 31, 2003, compared to the industry average decline of 13.1%, as reported by the International Periodical Distributors Association.

        Other revenues for Enthusiast Media, which include licensing, list rental, events and other, increased $1,786, or 3.1%, in 2003 compared to 2002.

Segment EBITDA

        Enthusiast Media Segment EBITDA increased 11.4% to $146,939 in 2003 from $131,879 in 2002. This increase in Segment EBITDA was due to cost initiatives, including savings in paper, production, headcount and group overhead. Other actions included the elimination of the Company's stand-alone, company-wide sales group with its responsibilities passed to smaller more focused sales groups. In addition, the rate base reduction implemented at the soap opera titles led to decreased revenues accompanied by lower product costs which improved profitability. Enthusiast Media operating expenses declined by approximately $29,600 in 2003 compared to 2002. In 2003, operating expenses included approximately $2,300 of costs related to the settlement of certain lawsuits resulting from pre-acquisition About contracts. As a result of these factors, Segment EBITDA margin increased to 20.2% in 2003 from 17.8% in 2002.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$146,939	$131,879
Depreciation of property and equipment	21,507	18,879
Amortization of intangible assets and other	17,379	59,969
Non-cash compensation and non-recurring charges	—	3,365
Provision for severance, closures and restructuring related costs	4,617	40,360
(Gain) loss on sale of businesses and other, net	(258)	4,684

Operating income	$103,694	$4,622

Operating Income (Loss)

        Operating income was $103,694 in 2003 compared to $4,622 in 2002, an increase of $99,072. The increase is primarily related to decreases in impairment charges and in the provision for severance, closures and restructuring related costs. During 2002, the Company recorded impairment charges of $37,335 in depreciation and amortization primarily related to goodwill and trademarks under SFAS 142 and related to property, equipment and certain finite lived intangible assets under SFAS 144. In 2003, as a result of the Company's annual impairment testing required under SFAS 142, the Company recorded an impairment related to trademarks in amortization of $2,337. The decrease in severance, closures and restructuring related costs of $35,743 is a result of the termination of certain real estate lease obligations related to office closures in 2002.

Discontinued Operations

        In accordance with SFAS 144, the operating results of the Modern Bride Group, Doll Reader, Chicago, Horticulture, the American Baby Group, IN New York, Seventeen and Sprinks have been reclassified to discontinued operations on the statements of consolidated operations for the periods prior to their respective divestiture dates. In addition, the Company has reclassified the results of New York magazine, which was sold during January 2004, into discontinued operations for the years ended December 31, 2003 and 2002.

        Enthusiast Media revenues exclude revenues from discontinued operations of $103,747 and $226,033 for years ended December 31, 2003 and 2002, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $124,087 and $113,615 for years ended December 31, 2003 and 2002, respectively. For 2003 and 2002, discontinued operations includes a net gain on sale of businesses of $113,227 and $106,847, respectively.

Consumer Guides Segment (includes Apartment Guide and New Homes Guide, their Web sites and DistribuTech)

Revenues, Net

        Consumer Guides revenues were $276,639 or 20.6% and $267,166 or 19.1% of the Company's consolidated revenues for 2003 and 2002, respectively. Consumer Guides revenues increased $9,473 or 3.5% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$234,352	$229,805	2.0
Other	42,277	36,436	16.0
Intersegment revenues	10	925	(98.9)

Total	$276,639	$267,166	3.5

        Advertising revenues for the Consumer Guides segment increased $4,547 to $234,352 in 2003 compared to $229,805 in 2002. Continuing page growth in the Apartment Guide business contributed to approximately $5,400 of the increase in advertising revenues despite growth constraints due to challenges presented by record low interest rates driving increased home buying and higher than normal apartment vacancy rates depressing apartment managers' advertising budgets. Revenue recognized in connection with assets-for-equity transactions decreased to approximately $100 in 2003 compared to approximately $3,000 in 2002 and there were no deferred revenues relating to assets-for-equity transactions on the Consumer Guides balance sheet at December 31, 2003.

        Consumer Guides other revenues relate to its distribution arm, DistribuTech, which continues its growth with revenues from the distribution of third party free publications increasing approximately $5,800 in 2003. During 2003, DistribuTech distributed more than 2,000 publications on behalf of publishing organizations to many of the country's leading supermarkets and chain stores, with which it has exclusive distribution relationships.

Segment EBITDA

        Consumer Guides Segment EBITDA increased $9,825 or 13.4% during the year ended December 31, 2003 to $83,163. The increase in Segment EBITDA is primarily due to the increase in revenues in 2003 with relatively stable operating expenses. As a result of the above, Segment EBITDA margin increased to 30.1% in 2003 compared to 27.5% in 2002.

        Below is a reconciliation of PRIMEDIA Consumer Guides Segment EBITDA to operating income for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$83,163	$73,338
Depreciation of property and equipment	8,110	8,574
Amortization of intangible assets and other	3,592	5,184
Provision for severance, closures and restructuring related costs	—	574
Loss on sale of businesses and other, net	132	867

Operating income	$71,329	$58,139

Operating Income (Loss)

        Operating income increased $13,190 or 22.7% in 2003. This increase is primarily driven by the improvement in Segment EBITDA. Amortization of intangible assets and other decreased $1,592 during the year ended December 31, 2003 compared to 2002 predominantly due to the write-off of approximately $1,500 recorded to amortization related to the shutdown of the Atlanta Real Estate Guide in 2002.

Discontinued Operations

        In accordance with SFAS 144, the results of ExitInfo and RealEstate.com have been reclassified to discontinued operations on the statements of consolidated operations for the periods prior to their respective divestiture dates.

        Consumer Guides revenues exclude revenues from discontinued operations of $2,443 and $11,966 for years ended December 31, 2003 and 2002, respectively. Consumer Guides segment operating income excludes operating income from discontinued operations of $8,000 and $1,620 for years ended December 31, 2003 and 2002, respectively. For 2003 and 2002, discontinued operations includes a net gain on sale of businesses of $10,184 and $4,602, respectively.

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

        Business Information revenues were $228,784 or 17.0% and $259,030 or 18.5% of the Company's consolidated revenues for 2003 and 2002, respectively. Business Information revenues decreased $30,246 or 11.7% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$162,104	$189,954	(14.7)
Circulation	21,243	21,522	(1.3)
Other	45,435	47,474	(4.3)
Intersegment revenues	2	80	(97.5)

Total	$228,784	$259,030	(11.7)

        Advertising revenues decreased $27,850 in 2003 due to continued softness in trade advertising, particularly in the telecommunications, entertainment technology, and agriculture categories. The decrease was a result of a lower number of pages as well as a lower rate per page. For 2003, the decline in PRIMEDIA's trade magazine advertising pages was in line with comparable sectors of the industry. Revenues related to several unprofitable product lines that were shut down in 2003 contributed to approximately $5,600 of the decline. In addition, non-cash revenue items such as barter and assets-for-equity revenue transactions declined approximately $5,000 in 2003 compared to 2002. There were no deferred revenues related to assets-for-equity transactions on the Business Information balance sheet at December 31, 2003.

        Business Information circulation revenues, which consist of subscriptions for directories and data based products, were essentially flat, in 2003 compared to 2002.

        Other revenues, which consist of trade shows, licensing, consulting and list rental, were down $2,039, or 4.3%, for the year ended December 31, 2003.

Segment EBITDA

        Business Information Segment EBITDA decreased $4,152 for the year ended December 31, 2003 to $34,197. This decrease is predominantly due to the revenue decline in the segment as discussed above, partially offset by continued cost initiatives including headcount reductions, the elimination of group overhead and the shutdown of unprofitable titles. Operating expenses in this segment declined by approximately $26,100 in 2003 compared to 2002. These factors contributed to a slightly improved Segment EBITDA margin of 14.9% for 2003 versus 14.8% for 2002, despite the significant revenue reduction.

        Below is a reconciliation of Business Information Segment EBITDA to operating income (loss) for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$34,197	$38,349
Depreciation of property and equipment	8,245	10,090
Amortization of intangible assets and other	9,175	62,997
Non-cash compensation and non-recurring charges	—	330
Provision for severance, closures and restructuring related costs	388	4,890
Loss on sale of businesses and other, net	822	296

Operating income (loss)	$15,567	$(40,254)

Operating Income (Loss)

        Business Information operating income increased $55,821, principally as there were no impairments in 2003 related to SFAS 142 and SFAS 144. During 2002, the Company recorded an impairment charge under SFAS 142 and SFAS 144 of $49,651 recorded in amortization related to goodwill, trademarks and certain finite lived intangible assets. In addition, the provision for severance, closures and restructuring related costs decreased $4,502 in 2003 compared to 2002.

Discontinued Operations

        In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld and Kagan World Media have been reclassified to discontinued operations on the statements of consolidated operations for the years ended December 31, 2003 and 2002.

        Business Information revenues exclude revenues from discontinued operations of $15,190 and $19,489 for the years ended December 31, 2003 and 2002, respectively. Business Information segment operating results exclude the operating losses from discontinued operations of $1,409 and $15,939 for 2003 and 2002, respectively. For the year ended December 31, 2003, discontinued operations includes a net gain on sales of businesses of $1,836.

Education and Training (includes Workplace Learning, Channel One and Films for the Humanities and Sciences)

Revenues, Net

        Education and Training revenues were $119,778 or 8.9% and $146,586 or 10.5% of the Company's consolidated revenues for 2003 and 2002, respectively. Education and Training revenues decreased $26,808 or 18.3% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$44,688	$50,202	(11.0)
Circulation	26,335	27,693	(4.9)
Other	45,278	58,796	(23.0)
Intersegment revenues	3,477	9,895	(64.9)

Total	$119,778	$146,586	(18.3)

        Education and Training advertising revenues, which are generated entirely by Channel One, decreased $5,514 in 2003 as compared to 2002. Channel One's advertising revenue declined as a result of reduced spending by several large accounts, including agencies of the U.S. government and two food and beverage companies (which merged), partially offset by revenue from new accounts.

        Workplace Learning subscription revenue accounts for all of the segment's circulation revenue, which decreased $1,358 during the year ended December 31, 2003. Lagging demand for corporate training services from Workplace Learning, particularly industrial videotape sales and satellite based training for healthcare professionals, continued to depress subscription revenues as well as product sale revenues which are classified in other. Reduced product sales at Workplace Learning and Films for the Humanities and Sciences primarily accounted for the decline of $13,518 in other revenues in 2003. A decrease in Workplace Learning, single event and live event sales accounted for approximately $8,000 of this decline. Continuing constraints on state and local school budgets was the driver of approximately $4,900 of declines in product sales at Films for the Humanities and Sciences in 2003 compared to 2002.

Segment EBITDA

        Education and Training Segment EBITDA decreased $29,147 to $5,674 for the year ended December 31, 2003. This decrease is principally due to the declines in revenue discussed above as well an increase in operating expenses of approximately $2,300 which was partially due to the reversal of an excess sales and uses tax reserve during December 2002 whereas no similar reversal was made in 2003. Additionally, in the fourth quarter of 2003, the Company recorded a non-cash charge of approximately

$2,800 for the impairment of certain deferred programming assets at Workplace Learning. These factors contributed to a decrease in Segment EBITDA margin in 2003 to 4.7% compared to 23.8% in 2002.

        Below is a reconciliation of Education and Training Segment EBITDA to operating loss for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$5,674	$34,821
Depreciation of property and equipment	12,986	28,344
Amortization of intangible assets and other	45,807	79,151
Provision for severance, closures and restructuring related costs	1,030	153

Operating loss	$(54,149)	$(72,827)

Operating Income (Loss)

        Operating loss decreased $18,678 for the year ended December 31, 2003 due to lower impairment charges recorded in 2003 versus 2002, partially offset by the decrease in Segment EBITDA as discussed above. During 2002, the Company recorded impairment charges under SFAS 142 and SFAS 144 of $9,375 in depreciation related to property and equipment and $59,442 in amortization related to goodwill, intangible assets and other. During 2003, the Company recorded a $32,916 impairment charge under SFAS 142 and SFAS 144 in amortization related to goodwill, trademarks and certain finite lived intangible assets.

Corporate:

Corporate Overhead

        Corporate overhead decreased $5,004 in 2003 to $25,909 from $30,913 in 2002. The decrease is primarily due to a reduction in compensation expense and the reversals of employee incentive compensation accruals, of approximately $3,100 and $1,400 in 2003 and 2002, respectively, due to changes in estimates.

Operating Income (Loss)

        Corporate operating loss increased $10,384 in 2003 to $54,044 from $43,660 in 2002 principally due to the severance recorded related to the separated senior executives of $9,372. Effective January 1, 2003, the Company adopted SFAS 123, as amended by SFAS 148, using the prospective method which resulted in $5,980 being recorded to non-cash compensation expense for the year ended December 31, 2003. Depreciation of property and equipment increased $2,345 to $5,039 in 2003 primarily related to the disposal of certain fixed assets recorded in 2003.

Non-Core Businesses:

        Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses subsequent to June 30, 2002.

Results of Operations

2002 Compared to 2001

Consolidated Results:

Revenues, Net

        Consolidated revenues from Continuing Businesses increased 7.3% to $1,399,061 in 2002 from $1,304,239 in 2001:

	Years Ended December 31,
			Percent Change
	2002	2001
Revenues, net:
Continuing Businesses:
Advertising	$857,288	$855,925	0.2
Circulation	342,057	278,160	23.0
Other	199,716	170,154	17.4

Subtotal	1,399,061	1,304,239	7.3
Non-Core Businesses	13,491	73,535	(81.7)

Total	$1,412,552	$1,377,774	2.5

        Advertising revenues increased $1,363 in 2002 with an increase of $69,246 at the Enthusiast Media segment primarily attributable to the inclusion of the full year results of EMAP, acquired in the latter part of 2001, partially offset by a decline of $56,650 at the Business Information segment. The inclusion of the full year EMAP results in 2002 primarily drove the increase in circulation revenues of $63,897 and other revenues of $29,562 compared to 2001. Additionally, contributing to the increase in other revenues was an increase of $8,326 at Consumer Guides in 2002. Partially offsetting the increase in other revenues were decreases at the Business Information and Education and Training segments in 2002 of $8,657 and $7,689, respectively.

        Total revenues, including Continuing and Non-Core Businesses, increased 2.5% to $1,412,552 in 2002 from $1,377,774 in 2001.

        The Company had entered various assets-for-equity investments in start-ups and early stage companies in 2001 and did so to a much lesser extent in 2002. Some of these transactions included cash consideration paid by the Company. The non-cash consideration was comprised of advertising, content licensing and other services to be rendered by the Company in exchange for a small equity position in these entities. The Company recognizes revenue when these services are delivered in accordance with the Company's revenue recognition policies. Revenue recognized in connection with these assets-for-equity transactions was approximately $7,600 and $34,600 during the years ended December 31, 2002 and 2001, respectively, from Continuing Businesses. The revenue from these transactions declined substantially throughout 2002 and continued to decline in 2003 to approximately $300. In addition, for the years ended December 31, 2002 and 2001, revenue from barter transactions was approximately $18,000 and $32,700, respectively, with equal related expense amounts in each year.

Operating Income (Loss)

        Operating loss from Continuing Businesses was $93,980 in 2002 compared to $557,311 in 2001. The decrease was primarily due to a decrease in amortization expense of $366,534 which was primarily due to higher impairments of goodwill and other intangible assets in 2001 ($186,929) as well as the elimination in 2002 of goodwill and certain trademark amortization upon the adoption of SFAS 142 on January 1, 2002

($179,940). The total impairment charges recorded in amortization and depreciation primarily under SFAS 142 and SFAS 144 for the year end December 31, 2002 were $146,064 related to goodwill, intangibles and other assets and $9,739 related to property and equipment. Total operating loss was $100,316 in 2002 compared to $651,320 in 2001.

Net Income (Loss)

        The Company had a net loss of $599,423 in 2002 compared to $1,111,641 in 2001. The decrease in net loss from 2001 was primarily due to the decrease in operating loss as discussed above as well as a decrease in the provision for impairment of investments of $87,467 to $19,045 in 2002.

        Interest expense decreased by $6,050 or 4.1% in 2002 compared to 2001 primarily due to lower average levels of indebtedness as a result of the Company's use of divestiture proceeds to pay down borrowings under the Company's credit facilities, as well as a reduction in interest rates.

        In connection with the adoption of SFAS 142, effective January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets of $388,508, as a cumulative effect of a change in accounting principle. In addition, the Company recorded $49,500 of related non-cash deferred income tax expense under SFAS 142.

        During 2002, the Company completed the sale of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, the American Baby Group and IN New York. In accordance with SFAS 144, the operating results of the divested operating units have been reclassified to discontinued operations on the statements of consolidated operations for the years ended December 31, 2002 and 2001.

        During the year ended December 31, 2003, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during January 2004, the Company sold New York magazine. In addition, the Company initiated a plan to sell Kagan World Media in 2003. In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the statements of consolidated operations for the years ended December 31, 2002 and 2001. Discontinued operations includes a net gain on sale of businesses of $111,449 in 2002.

Segment Results:

        The results of the Company's four reportable segments are discussed below. All amounts are from Continuing Businesses unless otherwise specified.

Enthusiast Media Segment (includes enthusiast magazines, their related Web sites, events and About)

Revenues, Net

        Enthusiast Media revenues were $740,400 or 52.9% and $572,196 or 43.9% of the Company's consolidated revenues for 2002 and 2001, respectively. Enthusiast Media revenues increased $168,204 or 29.4% in 2002 compared to 2001 as follows:

	Years Ended December 31,
			Percent Change
	2002	2001
Revenues, net:
Advertising	$387,327	$318,081	21.8
Circulation	292,842	228,473	28.2
Other	57,010	19,428	193.4
Intersegment revenues	3,221	6,214	(48.2)

Total	$740,400	$572,196	29.4

        Advertising, circulation and other revenues increased $69,246, $64,369 and $37,582, respectively, in 2002 versus 2001. The inclusion of full year 2002 results of EMAP, which was acquired during the third quarter of 2001 was the predominant driver of the substantial revenue increases in the Enthusiast Media segment, contributing to 175.0%, 85.2% and 40.4% of the increases in advertising, circulation and other revenues, respectively, for 2002 compared to 2001.

        Excluding EMAP, Enthusiast Media saw a decline in advertising revenues of approximately $52,000 primarily due to industry wide softness. Included in this decline was a reduction of approximately $18,200 of non-cash revenue items such as barter and assets-for-equity revenue transactions primarily at About. Revenue recognized in connection with assets-for-equity transactions was approximately $500 and $7,000 in 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, revenue from barter transactions was approximately $5,000 and $16,700, respectively, with equal related expense amounts in each year.

        Enthusiast Media circulation and other revenues, excluding EMAP, had increases of approximately $9,500 and $22,400, respectively, in 2002 compared to 2001. Enthusiast Media's other revenues include licensing, list rentals, events and other.

Segment EBITDA

        Enthusiast Media Segment EBITDA increased 89.8% to $131,879 in 2002 from $69,492 in 2001 primarily due to the full year inclusion of the results of EMAP in 2002. The increase in year over year Segment EBITDA related to EMAP was $40,995 or 65.7% of the segment's increase. Cost reduction measures taken across the segment in 2002 and 2001 also contributed to the increase in Segment EBITDA in 2002. These cost actions included significant headcount reductions, the shutdown of unprofitable magazine titles and the rationalization of costs at the Company's Internet operations. Segment EBITDA margin increased to 17.8% in 2002 compared to 12.1% in 2001.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income (loss) for the years ended December 31, 2002 and 2001:

	Years Ended December 31,
	2002	2001
Segment EBITDA	$131,879	$69,492
Depreciation of property and equipment	18,879	10,620
Amortization of intangible assets and other	59,969	510,124
Non-cash compensation and non-recurring charges	3,365	26,479
Provision for severance, closures and restructuring related costs	40,360	24,891
Loss on sale of businesses and other, net	4,684	537

Operating income (loss)	$4,622	($503,159)

Operating Income (Loss)

        Operating income (loss) was $4,622 in 2002 compared to ($503,159) in 2001. The increase in operating income was attributable to a decrease in amortization expense of $450,155 as a result of a $296,022 decrease in impairment charges in 2002 compared to 2001 as well as the elimination of goodwill and certain trademark amortization upon the adoption of SFAS 142 of $159,451. Additionally, the $62,387 increase in Segment EBITDA and decrease in non-cash compensation and non-recurring charges of $23,114 contributed to the increase in operating income. Partially offsetting these factors was an increase of severance, closures and restructuring related costs of $15,469 primarily as a result of the termination of certain real estate lease obligations related to office closures in 2002.

Discontinued Operations

        In accordance with SFAS 144, the operating results of the Modern Bride Group, Doll Reader, Chicago, Horticulture, the American Baby Group, IN New York, Seventeen and Sprinks have been reclassified to discontinued operations on the statements of consolidated operations for periods prior to their respective divestiture dates.

        In addition, the Company has reclassified the results of New York magazine, which was sold in January 2004, into discontinued operations on the statements of consolidated operations for the years ended December 31, 2002 and 2001.

        Enthusiast Media revenues exclude revenues from discontinued operations of $226,033 and $306,480 for years ended December 31, 2002 and 2001, respectively. Enthusiast Media segment operating income (loss) excludes operating income from discontinued operations of $113,615 and $6,237 for years ended December 31, 2002 and 2001, respectively. For 2002, discontinued operations includes a net gain on sale of businesses of $106,847.

        Consumer Guides Segment (including Apartment Guide, New Homes Guide, their Web sites and DistribuTech)

Revenues, Net

        Consumer Guides revenues were $267,166 or 19.1% and $255,391 or 19.6% of the Company's consolidated revenues for 2002 and 2001, respectively. Consumer Guides revenues increased $11,775 or 4.6% in 2002 compared to 2001 as follows:

	Years Ended December 31,
			Percent Change
	2002	2001
Revenues, net:
Advertising	$229,805	$227,118	1.2
Other	36,436	28,110	29.6
Intersegment revenues	925	163	467.5

Total	$267,166	$255,391	4.6

        Advertising revenues for the Consumer Guides segment, including barter and assets-for-equity revenues, increased approximately $6,100 in 2002 as a result of gains at the Apartment Guide business offset by approximately $3,400 in lost revenues related to product shutdowns in 2002. Revenue from barter transactions was approximately $3,100 and $900 in 2002 and 2001, respectively. Revenue recognized in connection with assets-for-equity transactions decreased to approximately $3,000 in 2002 from $8,200 in 2001. Consumer Guides other revenues, which relate to distribution of third party free publications by its distribution arm, DistribuTech, increased $8,326 or 29.6% in 2002 compared to 2001.

Segment EBITDA

        Consumer Guides Segment EBITDA increased $14,681 or 25.0% during the year ended December 31, 2002 to $73,338. The increase in Segment EBITDA is primarily due to the increase in revenues in 2002 which drove the increase in Segment EBITDA margin to 27.5% in 2002 compared to 23.0% in 2001.

        Below is a reconciliation of PRIMEDIA Consumer Guides Segment EBITDA to operating income for the years ended December 31, 2002 and 2001:

	Years Ended December 31,
	2002	2001
Segment EBITDA	$73,338	$58,657
Depreciation of property and equipment	8,574	8,441
Amortization of intangible assets and other	5,184	9,442
Provision for severance, closures and restructuring related costs	574	1,129
(Gain) loss on sale of businesses and other, net	867	(252)

Operating income	$58,139	$39,897

Operating Income (Loss)

        Operating income increased $18,242 or 45.7% in 2002. This increase is primarily driven by the improvement in Segment EBITDA. In addition, amortization of intangible assets and other decreased

$4,258 during the year ended December 31, 2002 compared to 2001 predominantly due to the elimination of goodwill and trademark amortization upon the adoption of SFAS 142 in 2002.

Discontinued Operations

        In accordance with SFAS 144, the results of ExitInfo and RealEstate.com have been reclassified to discontinued operations on the statements of consolidated operations for the periods prior to their respective divestiture dates.

        Consumer Guides revenues exclude revenues from discontinued operations of $11,966 and $14,911 for years ended December 31, 2002 and 2001, respectively. Consumer Guides segment operating income excludes operating income (loss) from discontinued operations of $1,620 and ($1,173) for years ended December 31, 2002 and 2001, respectively. For 2002, discontinued operations includes a net gain on sale of businesses of $4,602.

        Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

        Business Information revenues were $259,030 or 18.5% and $322,976 or 24.8% of the Company's consolidated revenues for 2002 and 2001, respectively. Business Information revenues decreased $63,946 or 19.8% in 2002 compared to 2001 as follows:

	Years Ended December 31,
			Percent Change
	2002	2001
Revenues, net:
Advertising	$189,954	$246,604	(23.0)
Circulation	21,522	20,121	7.0
Other	47,474	56,131	(15.4)
Intersegment revenues	80	120	(33.3)

Total	$259,030	$322,976	(19.8)

        Advertising revenues decreased 23.0% primarily attributable to industry-wide softness in business-to-business advertising during 2002 with the steepest declines in the telecommunications, entertainment technology, agribusiness and trucking sectors. Revenue recognized in connection with assets-for-equity transactions was approximately $4,100 and $10,000 for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, revenue from barter transactions was approximately $6,900 and $8,900, respectively, with equal related expense amounts in each year.

Segment EBITDA

        Business Information Segment EBITDA decreased $19,863 for the year ended December 31, 2002 to $38,349. This decrease is predominantly due to the revenue declines in the segment as discussed above, partially offset by cost initiatives including significant headcount reductions, which resulted in an operating cost decline of approximately $44,100. These factors resulted in a Segment EBITDA margin for 2002 versus 2001 of 14.8% and 18.0%, respectively.

        Below is a reconciliation of Business Information Segment EBITDA to operating income (loss) for the years ended December 31, 2002 and 2001:

	Years Ended December 31,
	2002	2001
Segment EBITDA	$38,349	$58,212
Depreciation of property and equipment	10,090	14,742
Amortization of intangible assets and other	62,997	24,638
Non-cash compensation and non-recurring charges	330	—
Provision for severance, closures and restructuring related costs	4,890	10,750
(Gain) loss on sale of businesses and other, net	296	(933)

Operating income (loss)	($40,254)	$9,015

Operating Income (Loss)

        Operating income (loss) was ($40,254) in 2002 compared to $9,015 in 2001 due to decreased Segment EBITDA and an increase in amortization expense of $38,359. Amortization expense increased in 2002 primarily due to impairment charges recorded during 2002 of $49,651, partially offset by the elimination of goodwill and trademark amortization upon the adoption of SFAS 142 of $13,896 and a decrease in amortization expense in 2002 for finite lived intangible assets.

Discontinued Operations

        In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld and Kagan World Media have been reclassified to discontinued operations on the statements of consolidated operations for the years ended December 31, 2002 and 2001.

        Business Information revenues excludes results from discontinued operations of $19,489 and $22,514 for the years ended December 31, 2002 and 2001, respectively. Business Information segment operating loss excludes operating loss from discontinued operations of $15,939 and $31,404 for 2002 and 2001, respectively.

        Education and Training (includes Workplace Learning, Channel One and Films for the Humanities and Sciences)

Revenues, Net

        Education and Training revenues were $146,586 or 10.5% and $165,295 or 12.7% of the Company's consolidated revenues for 2002 and 2001, respectively. Education and Training revenues decreased $18,709 or 11.3% in 2002 compared to 2001 as follows:

	Years Ended December 31,
			Percent Change
	2002	2001
Revenues, net:
Advertising	$50,202	$64,122	(21.7)
Circulation	27,693	29,566	(6.3)
Other	58,796	66,485	(11.6)
Intersegment revenues	9,895	5,122	93.2

Total	$146,586	$165,295	(11.3)

        Advertising revenues, which are generated primarily by Channel One, decreased $13,920 in 2002 compared to 2001. The decline was due to the expiration of long-term contracts as well as decreases in non-cash revenue items such as barter and assets-for-equity revenue transactions. Revenue recognized in connection with assets-for-equity transactions was approximately $9,400 in 2001, with no such revenues recorded in 2002. For the years ended December 31, 2002 and 2001, revenue from barter transactions was approximately $3,000 and $6,200, respectively, with equal related expense amounts in each year.

        Circulation revenues, which relate to Workplace Learning subscription revenues, decreased $1,873 in 2002 compared to 2001. Other revenues, which primarily relate to revenues from Films for the Humanities and Sciences and Workplace Learning's event revenues, declined $7,689 in 2002 compared to 2001. Workplace Learning revenues declined in part because of a cyclical pullback in demand for training services while revenues at Films for the Humanities and Sciences decreased due to the education budgetary pressures resulting from economic softness.

Segment EBITDA

        Education and Training Segment EBITDA increased $6,704 to $34,821 for the year ended December 31, 2002. This increase is due to cost initiatives which resulted in an operating cost decline of approximately $25,400, partially offset by the revenue declines as discussed above. The segment also recorded credits of $1,321 in 2002 and $4,000 in 2001 related to reversals of sales tax accruals in both years. These factors resulted in an increase in the Segment EBITDA margin in 2002 of 23.8% compared to 17.0% in 2001.

        Below is a reconciliation of Education and Training Segment EBITDA to operating loss for the years ended December 31, 2002 and 2001:

	Years Ended December 31,
	2002	2001
Segment EBITDA	$34,821	$28,117
Depreciation of property and equipment	28,344	33,171
Amortization of intangible assets and other	79,151	30,010
Provision for severance, closures and restructuring related costs	153	3,983

Operating loss	($72,827)	($39,047)

Operating Income (Loss)

        Operating loss increased $33,780 for the year ended December 31, 2002 due to impairment charges recorded in 2002. During 2002, the Company recorded an impairment charge under SFAS 142 and SFAS 144 of $9,375 related to property and equipment and $59,442 related to goodwill, intangible assets and other, respectively. These charges were partially offset by the increase in Segment EBITDA as discussed above as well as decreases in depreciation and the provision for severance, closures and restructuring related costs in 2002 compared to 2001.

Corporate:

        Corporate overhead decreased by 4.3% to $30,913 in 2002 from $32,308 in 2001. This decrease was due to savings related to headcount reductions partially offset by higher professional fees and certain incremental technology and consulting costs.

        Operating loss decreased $20,357 to $43,660 in 2002 from $64,017 in 2001. The decrease is predominantly due to a decrease in non-cash compensation and non-recurring charges of $23,393 from

$30,200 to $6,807 during the years ended December 31, 2001 and 2002, respectively. Non-cash compensation and non-recurring charges represent executive compensation in the form of stock and option grants and the extension of certain stock option expiration periods. In addition, the operating loss includes a provision for severance, closures and restructuring related costs of $3,692 and $7,603 during the years ended December 31, 2002 and 2001, respectively. This provision is comprised of employee related termination costs and real estate lease commitments for space that the Company no longer occupies.

Non-Core Businesses:

        During 2001, the Company shut down or divested approximately 40 properties. Segment EBITDA losses from these properties approximated $36,900 for the year ended December 31, 2001. These Segment EBITDA losses were partially offset by positive Segment EBITDA at Bacon's, which was divested during 2001, resulting in a net Segment EBITDA loss for the Non-Core Businesses of $28,340.

        In 2001, the Company recorded a net gain on sale of businesses for the Non-Core Businesses of $47,648, which was predominantly due to the sale of Bacon's. This was partially offset by impairments recorded in amortization expense related to goodwill, trademarks and other intangibles in 2001 for the Non-Core Businesses of $94,023.

        Corporate administrative costs of approximately $1,900 and $9,900 were allocated to the Non-Core Businesses during the years ended December 31, 2002 and 2001, respectively. The Company believes that these costs, many of which were transaction driven, such as the processing of payables and payroll, have been permanently reduced or eliminated due to the shutdown or divestiture of the Non-Core Businesses.

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

        Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions. A decline in the level of business activity of our advertisers has had an adverse effect on our revenues and profit margins. Because of the recent economic slowdown in the United States, many advertisers, particularly business-to-business advertisers, have reduced advertising expenditures. Any further impact of this slowdown on us is difficult to predict, but it may result in further reductions in advertising revenue. Additionally, if geopolitical events negatively impact the economy, our results of operations may be adversely affected.

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

        The agreements and indentures governing our indebtedness impose specific operating and financial restrictions on us. These restrictions impose limitations on our ability to, among other things:

  •
  change the nature of our business;

  •
  incur additional indebtedness;

  •
  create liens on our assets;

  •
  sell assets;

  •
  issue stock;

  •
  engage in mergers, consolidations or transactions with our affiliates;

  •
  make investments in or loans to specific subsidiaries;

  •
  make guarantees or specific restricted payments; and

  •
  declare or make dividend payments on our common or preferred stock.

Kohlberg Kravis Roberts & Co. L.P., or KKR, has control of our common stock and has the power to elect all the members of our board of directors and to approve any action requiring stockholder approval.

        As of December 31, 2003, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership ("KKR Associates"), and KKR GP 1996 LLC, a Delaware limited liability company ("KKR GP 1996"), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

Increases in paper and postage costs may have an adverse impact on our future financial results.

        The price of paper is a significant expense relating to our print products and direct mail solicitations. Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

Incompatible financial systems limit the Company's ability to operate efficiently.

        PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which are incompatible. Incompatible financial systems across PRIMEDIA have negatively impacted the Company's ability to efficiently analyze data and respond to business opportunities on a timely basis. Significant capital expenditures are necessary to upgrade and standardize financial systems across the Company. Despite the economic slowdown, the Company has been engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management's concerns regarding the current lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has installed an integrated enterprise-wide general ledger system across all companies. Despite the difficult economic environment, the Company spent approximately $15,000 on the systems upgrade, of which approximately $10,000 and $5,000 was spent during 2003 and 2002, respectively. However, it will take approximately 12 months to fully realize the planned benefits of this integrated enterprise-wide system. The Company is also implementing a new integrated billing/accounts receivable system across its consumer magazine units which is scheduled for completion in the latter part of 2004 at a cost of approximately $5,000. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

        The decline in revenues in a difficult economy has necessitated cost cuts including the reduction of certain personnel at the Company. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, due to the increased volume of work being generated in the financial area and to the continuing process of converting certain of our financial systems. The Company believes that it has in place the necessary financial workforce to analyze data and has put in place additional financial personnel during the period prior to the completion of the financial systems upgrade in order to improve the efficiency of financial analysis and mitigate the risk of employee turnover.

        The Company's management is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel, the inherent risk in certain system implementations across the Company and the demands surrounding increased financial disclosure. To mitigate management's concerns regarding the hiring and retention of qualified financial personnel and to ensure future stability in the financial workforce, the Company continues to upgrade the skill level of its back office personnel, consolidate certain back office functions and cross train individuals in the performance of multiple job functions. Additionally, the Company continues to aggressively recruit qualified professionals to strengthen and increase its financial personnel. The Company believes that it is currently close to being fully staffed in the finance area.

The Company may not be in compliance with escheatment laws in one or more states.

        Based on an initial internal assessment, we believe that certain of our business units may have unclaimed property that should have been remitted to one or more states under their respective escheatment laws. The property in question appears to relate primarily to unused advertising credits and outstanding accounts payable checks. We have hired PriceWaterhouseCoopers LLP to assist us in assessing this issue and, if necessary, negotiating settlements with the relevant states. It is premature to estimate the extent of the financial risk at this time, but the Company believes that this risk will not have a material impact on its results of operations or financial position.

Liquidity, Capital and Other Resources

        During 2003, the Company continued to focus on debt reduction made possible by the divestiture of selected media properties no longer considered core to the Company's overall strategy. The Company has reduced long-term debt, including current maturities, by $369,260, or 18.9%, to $1,584,636 at December 31, 2003 from $1,953,896 at December 31, 2001. As of December 31, 2003, the Company had cash and unused credit facilities of $319,125 as further detailed below under "Financing Arrangements". The Company has also implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future possible cash flow shortfalls. The Company's asset sales and continued cost reductions during 2002 and 2003 have facilitated its strategy to become a more efficient and better focused company while strengthening its balance sheet and improving liquidity.

        The Company believes its liquidity, capital resources and cash flow are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, payment of preferred stock dividends and other anticipated expenditures in 2004. The Company has no significant required debt repayments until 2008.

Working Capital

        Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital deficiency, which includes current maturities of long-term debt, was $205,300 at December 31, 2003 compared to $248,280 at December 31, 2002. The change in working capital is primarily attributable to a decrease in accounts payable and accrued expenses related to company-wide cost reductions. Revenue declines in 2003 contributed to a decrease in accounts receivable and a related decrease in deferred revenue. In addition, working capital deficiency was reduced at December 31, 2003 due to the reclassification of approximately $23,000 of goodwill, intangibles and other non-current assets as assets held for sale on the accompanying December 31, 2003 balance sheet.

Cash Flow—2003 Compared to 2002

        Net cash provided by operating activities increased $12,905 or 25.7% to $63,186 in 2003 from $50,281 in 2002. This increase is primarily due to decreased interest payments related to the Company's bank credit facility (as defined below) and Senior Notes (as defined below) and continued aggressive cost control. Interest payments decreased $17,478 or 12.3% in 2003 compared to 2002 due to the Company's reduction of long-term debt, including current maturities, lower interest rates and the Company's refinancing of its highest cost debt at lower interest rates. Partially offsetting this decrease in interest paid was interest related to shares subject to mandatory redemption of $10,945 in 2003 as a result of the Company's adoption of SFAS 150, effective July 1, 2003. Payments on these shares of $33,928 and $49,806 prior to the adoption of SFAS 150 were classified as preferred stock dividends and are presented as part of cash flows used in financing activities for the years ended December 31, 2003 and 2002, respectively.

        Net cash provided by investing activities decreased $45,229 or 23.2% to $149,554 from $194,783 for the years ended December 31, 2003 and 2002, respectively. Proceeds from the sale of businesses were $213,677 in 2003 compared to $241,864 in 2002. Cash paid for acquired businesses increased to $22,786 in 2003 from $3,969 principally due a strategic acquisition at the Consumer Guides segment. Net capital expenditures including the Company's continued investment in enterprise-wide financial systems, were steady at $39,497 in 2003, compared to $39,163 in 2002. The Company expects capital spending in 2004 to remain consistent with 2003.

        Net cash used in financing activities was $222,608 in 2003 compared to $260,099 in 2002 predominantly due to the Company's use of divestiture proceeds during 2003 and 2002 to reduce long-term debt and redeem shares subject to mandatory redemption (the Company's Exchangeable Preferred Stock).

Cash Flow—2002 Compared to 2001

        Net cash provided by (used in) operating activities, as reported, during 2002 including interest payments of $141,696, increased to $50,281 as compared to ($101,348) during 2001, primarily due to the increase in Segment EBITDA. Net cash provided by investing activities during 2002 was $194,783, primarily due to proceeds from the divestiture program, compared to net cash used of $407,057 during 2001, primarily due to the acquisition of EMAP. Net capital expenditures decreased 35.5% to $39,163 during 2002 compared to $60,740 during 2001 due primarily to the Company's efforts to control capital spending. Net cash provided by (used in) financing activities during 2002 was ($260,099) primarily due to the use of divestiture proceeds to pay down debt compared to $518,303 during 2001, which represented proceeds from equity and debt issuances primarily used to finance the acquisition activity.

Financing Arrangements

        On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facility"). The debt under the bank credit facility agreement and as otherwise permitted under the credit facility agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes and 8% Senior Notes of the Company (together referred to as "Senior Notes") is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt. Borrowings under the bank credit facility are guaranteed by each of our wholly owned domestic restricted subsidiaries as determined by the Company's management in accordance with the provisions and limitations of the Company's bank credit facility agreement. Certain of our subsidiaries are not guarantors of the bank credit facility.

        As a result of the refinancing of the Company's existing bank credit facility in 2001, the Company wrote-off the remaining balances of deferred financing costs originally recorded approximating $7,250. This write-off is included within amortization of deferred financing costs on the statement of consolidated operations for the year ended December 31, 2001.

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facility agreement. Amounts under the bank credit facility may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. In the second quarter of 2003, the Company made voluntary pre-payments toward the term loans A and B and a voluntary permanent reduction of the bank credit facility's revolving loan commitment in the amounts of $5,000, $21,000 and $24,000, respectively. The bank credit facility consisted of the following at December 31, 2003:

	Revolver	Term A	Term B	Total
Credit Facility	$427,000	$90,000	$372,906	$889,906
Borrowings Outstanding	(97,000)	(90,000)	(372,906)	(559,906)
Letters of Credit Outstanding	(19,560)	—		(19,560)

Unused Bank Commitments	$310,440	$—	$—	$310,440

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At December 31, 2003 and December 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facility was 3.6% and 4.4%, respectively.

        Under the bank credit facility, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facility agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2003, the Company's commitment fees were paid at a weighted average rate of 0.5% and during the second, third and fourth quarters of 2003, at 0.375%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

        The commitments under the revolving loan portion of the bank credit facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facility are $21,350 in 2004, $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facility are $15,075 in 2004, $26,325 in 2005, 2006 and 2007, $15,074 in 2008 and $353,782 in 2009.

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

        The bank credit facility and Senior Notes agreements of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facility agreement, these events include:

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

Senior Notes and Senior Note Redemptions

        The events of default contained in PRIMEDIA's Senior Notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facility agreement.

        10 1/4% Senior Notes.    On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facility. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other, net, on the accompanying consolidated statement of operations for the year ended December 31, 2003.

        8 1/2% Senior Notes.    On June 16, 2003, the Company redeemed the remaining 8 1/2% Senior Notes at the carrying value of $291,073, plus accrued interest. The Company funded the transaction with the proceeds of the 8% Senior Notes offering. The redemption resulted in write-offs of unamortized issuance costs of $1,810 and the unamortized discount of $427 which are included in other, net, on the accompanying consolidated statement of operations for the year ended December 31, 2003.

        7 5/8% Senior Notes.    Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes, with a face value of $226,116, mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at 103.813% as of April 1, 2003 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $672 and $803 at December 31, 2003 and 2002, respectively.

        8 7/8% Senior Notes.    In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of $492,685 were used to repay borrowings under the bank credit facility. Interest is payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes, with a face value of $475,500, mature on May 15, 2011, with no sinking fund requirements. Beginning in 2006, the 8 7/8% Senior Notes are redeemable in whole or in part at the option of the Company, at 104.438% with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $5,680 and $6,201 at December 31, 2003 and 2002, respectively.

        8% Senior Notes.    On May 15, 2003, the Company issued $300,000 of Senior Notes at par. Interest is payable semi-annually in May and November at the annual rate of 8%. The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and may not be redeemed prior to May 15, 2008 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2008, the notes are redeemable in whole or in part at the option of the Company, at 104% in 2008 with annual reductions to 100% in 2011 and thereafter, plus accrued and unpaid interest. The Company has agreed to use its reasonable best efforts to consummate, within 12 months after the issue date of the notes, an offer to exchange the 8% Senior Notes for registered notes with substantially identical terms to those notes, except that the registered exchange notes will generally be freely transferable or in certain limited circumstances to file and cause to become effective a shelf registration statement with respect to the resale of the 8% Senior Notes. Under certain circumstances if the Company is not in compliance with these obligations, the Company will be required to pay additional interest for the period it is not in compliance. The Company intends to file a registration statement with respect to the offer to exchange the 8% Senior Notes for registered notes subsequent to the filing of this Form 10-K.

        During 2002, the Board of Directors authorized the Company to expend up to $90,000 for the purchase of its Senior Notes in private or public transactions. In 2002, the Company repurchased certain of its Senior Notes as follows:

Senior Notes	Purchase Price	Face Value	Unamortized Discount	Carrying Value	Unamortized Issuance Costs	Gain(1)
7.625%	$21,089	$23,885	$79	$23,806	$226	$2,491
8.50%	7,838	8,500	15	8,485	65	582
8.875%	21,210	24,500	324	24,176	430	2,536
10.25%	14,300	15,825	—	15,825	95	1,430

Total	$64,437	$72,710	$418	$72,292	$816	$7,039

(1)
In accordance with SFAS 145, the gain on Senior Note redemptions is recorded in other, net on the Company's consolidated statement of operations for the year ended December 31, 2002.

Contractual Obligations

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

        There are no significant required debt repayments until 2008. The contractual obligations of the Company are as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,555,169	$15,075	$52,650	$363,842	$1,123,602
Interest on long-term debt obligations(1)	738,264	101,660	216,332	208,288	211,984
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	474,559	—	—	167,487	307,072
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	233,694	43,782	87,564	72,211	30,137
Capital lease obligations	29,467	7,120	7,670	3,522	11,155
Interest on capital lease obligations	8,412	1,862	2,567	1,866	2,117
Operating lease obligations	285,719	46,585	88,500	62,898	87,736

Total Contractual Obligations	$3,325,284	$216,084	$455,283	$880,114	$1,773,803

(1)
Interest payments are based on the Company's projected interest rates and estimated principal amounts outstanding for the periods presented.

        The Company currently has $97,000 of borrowings outstanding at December 31, 2003 under the revolving loan portion of the bank credit facility. The bank credit facility expires in 2008. Assuming this balance remains constant until the end of the term, and application of the Company's projected interest rates, total interest payments related to the revolver under our bank credit facility are estimated to be $22,598 for the periods presented in the above table. These interest payments are not included in the above table.

        The Company has other commitments in the form of letters of credit of $19,560 aggregate face value which expire on or before December 31, 2004.

        A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facility. As of March 1, 2004, the Company's senior debt rating from Moody's was B3 and from Standard and Poor's was B.

Off Balance Sheet Arrangements

        The Company has no variable interest (otherwise known as "special purpose") entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

        On June 13, 2003, the bank credit facility agreement was amended to provide for a one-year hiatus in each of the scheduled step-downs in the permitted leverage ratio, as defined in the bank credit facility agreement. As a result of the amendment, the maximum permitted leverage ratio, as defined, is 6.0 and does not step down to 5.75 until the third quarter of 2004. This amendment enables the Company to consider alternatives to improve its capital structure but was not necessary for the Company to remain in compliance with all of its debt covenants.

        Under the most restrictive debt covenants as defined in the Company's bank credit facility agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 2.0 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The Company's maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.25 to 1 and 2.5 to 1, respectively, on January 1, 2004 and January 1, 2005. The Company is in compliance with the financial and operating covenants of its financing arrangements.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facility agreement. Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facility, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facility agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facility agreement to operating income (loss) for the years ended December 31, 2003 and 2002:

	Years Ended December 31
	2003	2002
EBITDA of the Restricted Group	$313,076	$376,958
EBITDA loss of the Unrestricted Group	(72,929)	(131,965)
Divestiture and other adjustments	(5,455)	(772)
Depreciation of property and equipment	(55,887)	(68,881)
Amortization of intangible assets and other	(75,953)	(208,238)
Non-cash compensation and non-recurring charges	(11,184)	(10,502)
Provision for severance, closures and restructuring related costs	(8,673)	(49,669)
Loss on the sale of businesses and other, net	(598)	(7,247)

Operating income (loss)	$82,397	($100,316)

        The EBITDA loss of the Unrestricted Group, as defined in the bank credit facility agreement, is comprised of the following categories:

	Years Ended December 31,
	2003	2002
Internet properties	$36,721	$85,897
Traditional turnaround and start-up properties	29,057	35,769
Related overhead and other charges	7,151	9,604
Non-Core Properties	—	695

	$72,929	$131,965

        The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group, which management believes are, on an arms' length basis and as permitted by the bank credit facility and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the properties of the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The calculation of the Company's leverage ratio, as required under the bank credit facility agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At December 31, 2003, this leverage ratio was approximately 5.1 to 1, compared to the corresponding ratio at December 31, 2002 of approximately 4.6 to 1.

Other Arrangements

        Two senior executives of About entered into share lockup agreements with the Company. Under the terms of those agreements, during the first year after the closing of the acquisition by the Company of About, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall. In 2002, the Company paid approximately $21,000 related to these agreements.

        As a result of one of these executives leaving the Company, effective December 2001, the vesting of half of his restricted shares (1,105,550 shares) and options (1,302,650 options) was accelerated and the remainder was forfeited, resulting in a reversal of unearned compensation of $19,166 in 2001. The accelerated options expired unexercised during the first quarter of 2002.

        In 2003, the second executive left the Company and as a result the vesting of his restricted shares and options was accelerated resulting in an additional charge of $1,120.

        During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to $100,000 of Exchangeable Preferred Stock for common stock. During May 2002, the Board of Directors increased this authorization to an aggregate of $165,000. During 2002, the Company exchanged $23,013 liquidation value of Series D Exchangeable Preferred Stock (carrying value of $22,650) for 4,467,033 shares of common stock, $22,667 liquidation value of Series F Exchangeable Preferred Stock (carrying value of $22,103) for 4,385,222 shares of common stock and $29,761 liquidation value of Series H Exchangeable Preferred Stock (carrying value of $29,121) for 5,508,051 shares of common stock.

        In the fourth quarter of 2002, the Company's Board of Directors authorized the exchange by the Company of up to $30,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase by the Company of the common stock issued in connection with the exchange transactions. In the second quarter of 2003, the Board of Directors increased this authorization to an aggregate of $50,000. In the fourth quarter of 2002, the Company exchanged $6,150 liquidation value of Series H Exchangeable Preferred Stock (carrying value of $6,031) for 2,860,465 shares of common stock. During 2003, the Company exchanged $9,500 liquidation value of Series D Exchangeable Preferred Stock (carrying value of $9,410) for 3,055,961 shares of common stock, $7,000 liquidation value of Series F Exchangeable Preferred Stock (carrying value of $6,849) for 2,124,166 shares of common stock and $2,350 liquidation value of Series H Exchangeable Preferred Stock (carrying value of $2,307) for 693,250 shares of common stock. The Company repurchased all of the common stock issued in connection with all of the exchange transactions in the fourth quarter of 2002 and 2003.

        The exchange transactions described above were entered into by the Company with the holders of the Exchangeable Preferred Stock in privately negotiated transactions. The Company recognized a net gain of $959 and $32,788 on the exchanges described above for the years ended December 31, 2003 and 2002, respectively. Of these gains, $944 and $32,788 are included in additional paid-in capital on the Company's consolidated balance sheets as of December 31, 2003 and 2002, respectively, and $15 is included in other, net on the Company's statement of consolidated operations for the year ended December 31, 2003 due to the adoption of SFAS 150 effective July 1, 2003. The Company expects to realize approximately $1,800 and $7,500 in annualized cash savings from reduced dividend payments associated with its Exchangeable Preferred Stock (classified as shares subject to mandatory redemption on the Company's financial statements) as a result of the 2003 and 2002 exchanges, respectively.

Financing Arrangements—EMAP Financing

        On August 24, 2001, the Company acquired 100% of the outstanding common stock of the publishing business of EMAP. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000, and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance. In 2003, the Company finalized the working capital settlement with the seller in the amount of $11,711 of which $10,000 was included in the initial purchase price and paid in 2001.

        The Company financed the acquisition of EMAP by (1) issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund L.P. ("KKR 1996 Fund") (an investment partnership created at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), a related party of the Company) for $125,000 and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27, 2001, all of the issued and outstanding shares of the Series K Convertible Preferred Stock were, in accordance with their terms, converted into 15,795,745 shares of the Company's common stock.

        The Series J Convertible Preferred Stock is convertible at the option of the holder into approximately 23,600,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue quarterly, at an annual rate of 12.5% and are payable quarterly in-kind. During 2003 and 2002, the Company paid dividends-in-kind (152,769 and 135,076 shares of Series J Convertible Preferred Stock, respectively) valued at approximately $19,096 and $16,884, respectively.

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

        During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc. (now known as Octagon, Inc.) ("Octagon"), with each party owning a 50% interest. The LLC entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc. ("NBC") which required the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA was responsible for the payment of a portion of such fees in the event that the LLC failed to satisfy its payment obligations to NBC.

        During the third quarter of 2003, the Company contributed $2,500 to the LLC, $1,100 of which was used to fund the LLC's obligations to NBC. In October of 2003, the Company and Octagon each contributed $850 to the LLC for a total of $1,700. In the fourth quarter of 2003, the LLC used $1,013 of each party's prior funding for a total of $2,025 to pay NBC. As of December 31, 2003, the LLC has paid all fees to NBC in full and has no remaining fee obligations to NBC.

        Pursuant to a restructuring agreement entered into between PRIMEDIA and Octagon in August 2003, PRIMEDIA's interest in the LLC terminated effective October 31, 2003 and PRIMEDIA has ended its direct involvement in the Gravity Games with the conclusion of the September 2003 event. Additionally, as a result of PRIMEDIA's exit from the LLC, the Company is entitled to 50% of certain October 31, 2003 assets and liabilities of the LLC, as they are settled, which resulted in the Company receiving a cash payment of $893 in December 2003.

        As of and for the year ended December 31, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves, the recoverability of long-lived assets including goodwill and the valuation of equity instruments and allowances for income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates or assumptions form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

        The Company has held or currently holds investments in various companies. Investments where the Company has the ability to exercise significant influence over financial and accounting policies are accounted for under the equity method of accounting and the Company records its share of income (losses) of these investments based upon the investee's most recent available financial information, typically on a three-month lag. Investments where the Company does not have significant influence are accounted for under the cost method. Some of the investments were in publicly traded companies, which may have highly volatile share prices. Other investments are in private companies that have no active market by which fair values can be easily assessed. For significant transactions involving equity securities in private companies, the Company obtains and considers independent third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, comparing the nature of security, price, and related terms of investors in the same round of financing, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the Investee, the Company determines the estimated fair value of the securities received.

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

        The Company's SFAS 142 evaluations are performed by an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow valuations use a range of discount rates that represent the Company's weighted-average cost of capital and include an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected.

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

        Effective January 1, 2003, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123. The application of SFAS 123 requires judgment, including the expected life and stock price volatility for stock options and expected dividends and forfeitures for all employee option grants. Changes in the expected or actual outcome of forfeitures due to service-and/or performance-related conditions could materially impact the amount of stock-based compensation expense recognized.

        The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Operating and Capital Loss Carryforwards

        At December 31, 2003, the Company had aggregate net operating and capital loss carryforwards of $1,760,785 which will be available to reduce future taxable income through 2023. To the extent that the Company achieves positive net income in the future, the net operating and capital loss carryforwards may be able to be utilized and the Company's valuation allowance will be adjusted accordingly.

Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        During 2003, the Company estimated and recorded $9,372 of severance related to the separation of the former Interim Chief Executive Officer and President, the former Chief Executive Officer and the former Chief Financial Officer. The actual severance amount may differ from this estimated amount; accordingly, the Company may record future adjustments as amounts are finalized. At December 31, 2003, these amounts are included in accrued expenses and other on the accompanying consolidated balance sheet.

Provision for Severance, Closures and Restructuring Related Costs

        Starting in 2000, the Company implemented plans to integrate the operations of the Company and consolidate many functions and facilities. All restructuring related charges were expensed as incurred. Thereafter, through 2003, the Company announced additional cost reduction initiatives that it would continue to implement and expand upon the cost reduction initiatives already enacted. In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", which superseded Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002.

        Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2003 and 2002 are presented in the following tables:

	Liability as of January 1, 2003	Net Provision for the Year Ended December 31, 2003	Payments/Write-off during the Year Ended December 31, 2003	Liability as of December 31, 2003
Severance and closures:
Employee-related termination costs	$3,733	$5,872	($6,623)	$2,982
Termination of contracts	575	16	(124)	467
Termination of leases related to office closures	41,366	2,338	(6,804)	36,900
Write-off of programming assets	—	447	(447)	—

Total severance and closures	$45,674(1)	$8,673(2)	($13,998)	$40,349

	Liability as of January 1, 2002	Net Provision for the Year Ended December 31, 2002	Payments/Write-off during the Year Ended December 31, 2002	Liability as of December 31, 2002
Severance and closures:
Employee-related termination costs	$8,011	$6,806	($11,084)	$3,733
Termination of contracts	2,243	200	(1,868)	575
Termination of leases related to office closures	12,517	38,960	(10,111)	41,366
Write-off of leasehold improvements	—	2,918	(2,918)	—

	22,771	48,884	(25,981)	45,674

Restructuring related:
Relocation and other employee costs	—	785	(785)	—

	—	785	(785)	—

Total severance, closures and restructuring related costs	$22,771(1)	$49,669(2)	($26,766)	$45,674

(1)
Adjusted to exclude liabilities relating to discontinued operations totaling $3,760 and $1,627 at January 1, 2003 and 2002, respectively.

(2)
Adjusted to exclude net provisions related to discontinued operations totaling $721 and $2,245 for the years ended December 31, 2003 and 2002, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts. If the Company is successful in subleasing the restructured office space at a different rate, or is unable to sublease the space by the prescribed date used in the initial calculation, the reserve will be adjusted accordingly.

        Included in the net provision for the years ended December 31, 2003 and 2002 are reversals of $2,513 and $4,809, respectively, of previously recorded accruals.

        As a result of the implementation of these plans, the Company has closed and consolidated 22 office locations and has notified a total of 2,002 individuals that they would be terminated under these plans. As of December 31, 2003, all but 11 of those individuals have been terminated.

        In general, the Company has realized sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, related to employee termination costs, within approximately a one-year period. Savings from terminations of contracts and lease costs will be realized over the estimated life of the contract or lease.

        The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2003 and 2002.

        For purposes of the Company's bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is omitted from the Company's calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA").

Recent Accounting Pronouncements

        In 2002 and 2003, the Company adopted a series of accounting changes, as recommended by the Financial Accounting Standard Board ("FASB") and EITF, that impact year-over-year comparisons of financial results. These changes are summarized below.

Adoption of EITF No. 00-25 and EITF No. 01-9, effective January 1, 2002

        In April 2001, the EITF issued No. 00-25, which addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF No. 01-9, issued in September 2001. The Company adopted EITF No. 00-25 and EITF No. 01-9 effective January 1, 2002. The adoption of EITF No. 00-25 and EITF No. 01-9 resulted in a net reclassification of product placement costs relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying statements of consolidated operations, to reductions of revenues from such activities. The change in classification is industry-wide and had no impact on the Company's results of operations, cash flows or financial position.

Adoption of SFAS 142 regarding impairment of goodwill and indefinite-lived intangible assets, effective January 1, 2002

        On January 1, 2002, the Company adopted SFAS 142, and evaluated its goodwill and indefinite lived intangible assets (primarily trademarks) at the reporting unit level for impairment and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508 ($1.53 per share) effective in the first quarter 2002. Previously issued financial statements as of December 31, 2002 reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

        SFAS 142 requires companies to continue to assess goodwill and indefinite lived intangible assets for impairment at least once a year subsequent to adoption. Any impairment subsequent to the initial implementation is recorded in operating income. The Company established October 31 as the annual impairment test date and accordingly evaluated goodwill and trademarks as of October 31, 2002 and 2003, resulting in impairment charges recorded within amortization of $95,490 ($0.38 per share), and $14,758 ($0.06 per share) during 2002 and 2003, respectively.

        In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the continued softness of Workplace Learning revenue and operating results, the Company performed an impairment test on the Education and Training segment as of July 31, 2003, prior to its annual testing date of October 31. As a result, the Company recorded an impairment charge for Workplace Learning within amortization expense of $19,768 ($0.08 per share) related to the impairment of goodwill associated with Workplace Learning.

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the Company records a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For 2003 and 2002, income tax expense primarily consists of deferred income taxes of $11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record approximately $17,400 to increase deferred tax liabilities during 2004.

Adoption of SFAS 143, effective January 1, 2003

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

Adoption of SFAS 144 regarding impairment or disposal of long-lived assets, effective January 1, 2002

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

        The Company adopted SFAS 144 on January 1, 2002, and as a result, the results of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group, which were sold during 2002, and Seventeen magazine and related teen properties, Simba, Federal Sources, CableWorld and Sprinks, which were sold during 2003, were recorded as discontinued operations for the periods prior to their respective divestiture dates.

        The Company also reclassified the results of New York magazine which was sold in January 2004, and Kagan World Media for which the Company has initiated plans to sell, to discontinued operations for all years presented.

        Discontinued operations include revenues of $121,380, $257,488 and $343,905 and income (loss) of $130,664, $93,137 and ($26,376) (including a gain on sale of $125,247, $111,449 and $0), for the years ended December 31, 2003, 2002 and 2001, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related years. The allocation methodology is consistent with that used across the Company. These allocations amounted to $2,774, $10,660 and $12,274 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company recorded a state income tax provision of $1,000 associated with the divestiture of Seventeen and its related teen properties, which is included in discontinued operations on the statement of consolidated operations for the year ended December 31, 2003.

        The Company recorded a charge of $1,816 to depreciation expense due to the disposal of certain fixed assets for the year ended December 31, 2003. In connection with the results of impairment tests under SFAS 142, the Company also evaluated the recoverability of certain finite-lived assets of its reporting units under SFAS 144 as of January 1, 2002, October 31, 2002 and July 31, 2003 and recorded impairment charges of $7,120, $45,299, and $727, respectively.

SFAS 144 Revenue reclassifications

        In accordance with SFAS 144, the Company reclassified amounts from revenues, net, to discontinued operations for the years ended December 31, 2002 and 2001, as follows:

	Years Ended December 31,
	2002	2001
Revenues, net (as reported in 2002 Form 10-K)	$1,587,564	$1,578,357
Less: Effect of SFAS 144 for 2003 divestitures	175,012	200,583

Revenues, net (as reclassified)	$1,412,552	$1,377,774

Early adoption for 2002 of SFAS 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"

        In April 2002, the FASB issued SFAS 145, which for most companies requires gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt an Amendment of APB Opinion No. 30." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion 30. SFAS 145 was effective for financial statements issued on or after May 15, 2002. During the year ended December 31, 2002, the Company recorded a gain in other, net, of $7,039, which was net of the write-off of $816 of unamortized issuance costs, related to the partial repurchase and retirement of $72,710 of the Company's Senior Notes, which had a carrying value of $72,292, at a discount. As a result of the redemption of the Company's 8 1/2% and 10 1/4% Senior Notes in 2003, the Company recorded a loss in other, net, of $2,580 related to the write-off of unamortized discount and issuance costs.

Adoption of SFAS 146, effective for transactions initiated after December 31, 2002

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002, and has not had a material impact on the Company's results of operations or financial position.

Adoption of SFAS 148, effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002

        In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 "Accounting for the Stock Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the fourth quarter of 2003, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. SFAS 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option.

        The adoption of SFAS 123 increased the loss from continuing operations for the year ended December 31, 2003 by $5,980. Prior quarters were not restated as the impact was not significant.

        Assuming the Company had accounted for all option grants and Employee Stock Purchase Plan ("ESPP") in accordance with SFAS 123, including those issued prior to January 1, 2003, the estimated non-cash option and ESPP expense would have been $27,433, $36,092 and $38,226 for the years ended December 31, 2003, 2002 and 2001, respectively.

Issuance of SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective July 1, 2003

        In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. Subsequent to the maturity of interest rate swap agreements in 2002, the Company has not been a party to and has not entered into any derivative contracts.

Adoption of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective July 1, 2003

        On July 1, 2003, the Company prospectively adopted SFAS 150, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock to interest expense. As a result of the adoption by the Company of SFAS 150, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are now collectively described as "shares subject to mandatory redemption" on the accompanying consolidated balance sheet and dividends on these shares are now described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations before income tax expense whereas previously they were presented below net income (loss) as preferred stock dividends.

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

Adoption of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities", effective for variable interest entities created after January 31, 2003 and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", effective for financial statements issued after December 31, 2003

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective January 31, 2003, the Company has adopted FIN 46, which has not had a material impact on the Company's results of operations or financial position. FIN 46 was revised to clarify the original interpretation in December 2003. The revision did not have a material impact on the company's results of operations or financial position.

Impact of Inflation and Other Costs

        The impact of inflation was immaterial during 2003, 2002 and 2001. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 3% in July 2001 and approximately 12% effective July 1, 2002. There were no additional increases in 2003 and in April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. The Company's paper expense decreased approximately 7% in 2003 and was essentially flat in 2002. In 2003, 2002 and 2001, paper cost represented approximately 8% of the Company's total operating expenses. The Company attributes the 2003 decline in paper expenses to a decrease in the volume of paper used as a result of the smaller folio sizes of magazines and fewer bulk copies.

Seasonality

        The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company's business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. As discussed above in the Business section, Channel One and Films for the Humanities and Sciences conduct most of their business during the school year, with the majority of revenues occurring in the fourth quarter. The Company's Business Information trade shows also generally occur in the second and fourth quarters. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results. Such variations have an effect on the timing of the Company's cash flows and the reported quarterly results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to the impact of changes in interest rates. Prior to 2002, the Company had managed fluctuations in interest rates through the use of swap agreements to hedge a portion of its floating rate borrowings. The Company's objective in managing this exposure was to reduce fluctuations in earnings and cash flows associated with changes in interest rates. At December 31, 2003, the Company was not a party to any interest rate swap contracts.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations at December 31, 2003 and 2002. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates and reflects at December 31, 2002, the Company's early redemption of its 10 1/4% Senior Notes in March 2003. For variable rate instruments, we have indicated the applicable floating rate index. The fair value of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2003 and 2002 and may not be indicative of their actual fair values.

        The Company periodically evaluates its exposure to interest rates and maintains a balance between fixed rate and variable rate obligations. As summarized in the table below, the Company carried a fixed rate on $1,486,425, or 73%, of the outstanding long-term debt, including shares subject to mandatory redemption and excluding capital leases, of the Company as of December 31, 2003. As of December 31, 2002, the Company carried a long-term fixed rate on $942,016, or 57% of outstanding long-term debt, excluding capital leases, of the Company.

At December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 12/31/03
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$—	$393,603	$1,082,572	$1,476,175	$1,486,425
Weighted Average Interest Rate	8.62%	8.62%	8.62%	8.62%	8.61%	8.61%	8.62%
Variable Rate Debt	$15,075	$26,325	$26,325	$26,325	$112,074	$353,782	$559,906	$559,906
Average Interest Rate—Forward LIBOR Curve Plus Determined Spread	3.92%	5.40%	6.40%	7.07%	7.78%	8.07%	6.22%

At December 31, 2002

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value at 12/31/02
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$291,500	$—	$701,615	$993,115	$942,016
Weighted Average Interest Rate	8.50%	8.48%	8.48%	8.47%	8.47%	8.47%	8.50%
Variable Rate Debt	$4,038	$15,913	$27,788	$27,788	$79,563	$569,816	$724,906	$724,906
Average Interest Rate—Forward LIBOR Curve Plus Determined Spread	4.06%	5.10%	6.33%	7.13%	7.67%	8.26%	6.69%

        The Company has entered into variable-rate debt that, at December 31, 2003, had an outstanding balance of $559,906. Based on the Company's variable-rate obligations outstanding at December 31, 2003, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company's annual interest expense and related cash payments by approximately $1,400. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        The Company has entered into fixed-rate debt, including shares subject to mandatory redemption that, at December 31, 2003, had an outstanding balance of $1,476,175 and a fair value of approximately $1,486,425. Based on the Company's fixed-rate debt obligations outstanding at December 31, 2003, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $25,000. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York:

        We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of consolidated operations, shareholders' deficiency, and consolidated cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, the recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," as amended, effective January 1, 2003, and Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective July 1, 2003.

DELOITTE & TOUCHE LLP
 New York, New York
February 27, 2004

PRIMEDIA INC. AND SUBSIDIARIES

Statements of Consolidated Operations

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues, net:
Advertising	$832,085	$865,488	$870,797
Circulation	321,751	346,391	298,026
Other	191,786	200,673	208,951

Total revenues, net	1,345,622	1,412,552	1,377,774
Operating costs and expenses:
Cost of goods sold	290,037	314,349	330,108
Marketing and selling	269,995	286,788	350,110
Distribution, circulation and fulfillment	228,007	241,488	210,589
Editorial	103,458	112,067	123,610
Other general expenses	184,265	182,742	185,965
Corporate administrative expenses (excluding $11,184, $10,502, and $56,679 of non-cash compensation and non-recurring charges in 2003, 2002, and 2001, respectively)	25,796	30,897	32,097
Depreciation of property and equipment (including $9,739 of provision for impairment in 2002)	55,887	68,881	75,714
Amortization of intangible assets, goodwill and other (including $35,253, $146,064 and $427,016 of provision for impairment in 2003, 2002 and 2001, respectively)	75,953	208,238	677,776
Severance related to separated senior executives	9,372	—	—
Non-cash compensation and non-recurring charges	11,184	10,502	56,679
Provision for severance, closures and restructuring related costs	8,673	49,669	43,679
Loss (gain) on sale of businesses and other, net	598	7,247	(57,233)

Operating income (loss)	82,397	(100,316)	(651,320)
Other income (expense):
Provision for impairment of investments	(8,975)	(19,045)	(106,512)
Interest expense	(124,528)	(139,878)	(145,928)
Interest on shares subject to mandatory redemption	(21,889)	—	—
Amortization of deferred financing costs	(3,462)	(3,469)	(10,947)
Other, net	(3,115)	5,012	(35,558)

Loss from continuing operations before income tax expense	(79,572)	(257,696)	(950,265)
Income tax expense	(12,220)	(46,356)	(135,000)

Loss from continuing operations	(91,792)	(304,052)	(1,085,265)
Discontinued operations (including gain on sale of businesses, net of tax, of $125,247 and $111,449 in 2003 and 2002, respectively)	130,664	93,137	(26,376)
Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards No. 142)	—	(388,508)	—

Net income (loss)	38,872	(599,423)	(1,111,641)
Preferred stock dividends and related accretion, net (including $944 and $32,788 gain on exchange of exchangeable preferred stock in 2003 and 2002, respectively)	(41,853)	(47,656)	(62,236)

Loss applicable to common shareholders	$(2,981)	$(647,079)	$(1,173,877)

Per common share:
Loss from continuing operations	$(0.51)	$(1.39)	$(5.30)
Discontinued operations	0.50	0.37	(0.12)
Cumulative effect of a change in accounting principle	—	(1.53)	—

Basic and diluted loss applicable to common shareholders	$(0.01)	$(2.55)	$(5.42)

Basic and diluted common shares outstanding	259,230,001	253,710,417	216,531,500

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,685	$18,553
Accounts receivable, net	194,080	219,177
Inventories	17,500	24,321
Prepaid expenses and other	36,059	42,620
Assets held for sale	31,879	—

Total current assets	288,203	304,671
Property and equipment, net	110,859	127,950
Other intangible assets, net	268,407	351,021
Goodwill	910,534	972,539
Other non-current assets	58,118	79,439

	$1,636,121	$1,835,620

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$78,794	$109,911
Accrued expenses and other	218,612	250,258
Deferred revenues	157,853	185,121
Current maturities of long-term debt	22,195	7,661
Liabilities of businesses held for sale	16,049	—

Total current liabilities	493,503	552,951
Long-term debt	1,562,441	1,727,677
Shares subject to mandatory redemption	474,559	—
Deferred revenues	33,604	41,466
Deferred income taxes	61,364	49,500
Other non-current liabilities	23,905	23,359

Total Liabilities	2,649,376	2,394,953

Commitments and contingencies (Note 23)
Exchangeable preferred stock (aggregate liquidation and redemption value of $493,409 at December 31, 2002)	—	484,465
Shareholders' deficiency:
Series J convertible preferred stock ($.01 par value, 1,319,093 shares and 1,166,324 shares issued and outstanding, aggregate liquidation and redemption values of $164,887 and $145,791 at December 31, 2003 and 2002, respectively)	164,533	145,351
Common stock ($.01 par value, 350,000,000 shares authorized at December 31, 2003 and 2002 and 268,333,049 and 267,505,223 shares issued at December 31, 2003 and 2002, respectively)	2,683	2,675
Additional paid-in capital (including warrants of $31,690 at December 31, 2003 and 2002)	2,345,152	2,336,091
Accumulated deficit	(3,447,710)	(3,445,083)
Accumulated other comprehensive loss	(176)	(247)
Unearned compensation	(175)	(4,730)
Common stock in treasury, at cost (8,610,491 shares and 8,639,775 shares at December 31, 2003 and 2002, respectively)	(77,562)	(77,855)

Total shareholders' deficiency	(1,013,255)	(1,043,798)

	$1,636,121	$1,835,620

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$38,872	$(599,423)	$(1,111,641)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	—
Depreciation and amortization	141,258	302,070	806,968
Gain on sale of businesses and other, net	(124,649)	(104,202)	(57,233)
Non-cash revenue related to assets-for-equity transactions	(284)	(7,570)	(53,750)
Equity in losses of equity method investments	4,256	6,146	39,761
Accretion of discount on acquisition obligation and other	3,392	2,591	1,657
Non-cash compensation and non-recurring charges	11,184	18,581	29,628
Cumulative effect of a change in accounting principle	—	388,508	—
Provision for the impairment of investments	8,975	19,231	106,512
Deferred income taxes	11,864	49,500	135,000
Other, net	151	(9,039)	6,866
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	1,436	43,162	50,876
Inventories	5,332	8,826	9,803
Prepaid expenses and other	15,580	11,510	(6,062)
Decrease in:
Accounts payable	(24,885)	(33,830)	(24,115)
Accrued expenses and other	(11,664)	(19,093)	(21,113)
Deferred revenues	(13,083)	(16,647)	(12,842)
Other non-current liabilities	(4,549)	(10,040)	(1,663)

Net cash provided by (used in) operating activities	63,186	50,281	(101,348)

Investing activities:
Additions to property, equipment and other, net	(39,497)	(39,163)	(60,740)
Proceeds from sale of businesses and other	213,677	241,864	90,413
Payments for businesses acquired, net of cash acquired	(22,786)	(3,969)	(425,848)
Payments for other investments, net	(1,840)	(3,949)	(10,882)

Net cash provided by (used in) investing activities	149,554	194,783	(407,057)

Financing activities:
Borrowings under credit agreements	433,400	501,765	1,474,600
Repayments of borrowings under credit agreements	(514,225)	(644,909)	(1,620,725)
Payments for repurchases of senior notes	(375,675)	(64,437)	—
Proceeds from issuance of Senior Notes, net	300,000	—	492,685
Payments of acquisition obligation	—	—	(8,833)
Proceeds from issuances of common stock and Series K Convertible Preferred Stock, net	1,182	1,435	130,299
Proceeds from issuance of Series J Convertible Preferred Stock and related warrants	—	—	124,649
Purchases of common stock for the treasury	(21,822)	—	—
Dividends paid to preferred stock shareholders	(33,928)	(49,806)	(53,060)
Deferred financing costs paid	(6,287)	(108)	(17,888)
Other	(5,253)	(4,039)	(3,424)

Net cash provided by (used in) financing activities	(222,608)	(260,099)	518,303

Increase (decrease) in cash and cash equivalents	(9,868)	(15,035)	9,898
Cash and cash equivalents, beginning of year	18,553	33,588	23,690

Cash and cash equivalents, end of year	$8,685	$18,553	$33,588

Supplemental information:
Cash interest paid	$124,218	$141,696	$128,639

Cash interest paid on shares subject to mandatory redemption	$10,945	$—	$—

Taxes (paid) refunds received, net	$(328)	$3,311	$111

Businesses acquired:
Fair value of assets acquired	$13,906	$—	$1,396,655
Less: Liabilities assumed (paid)	(8,880)	(3,969)	160,768
Less: Stock and stock option consideration for About.com, Inc. acquisition	—	—	700,549
Less: Cash acquired in connection with the About.com, Inc. acquisition	—	—	109,490

Payments for businesses acquired, net of cash acquired	$22,786	$3,969	$425,848

Non-cash activities:
Assets acquired under capital lease obligations	$9,608	$349	$730

Exchange of the Company's common shares of Internet Gift Registries	$—	$—	$6,457

Conversion of the Company's investment in About common shares held prior to the merger date into the Company's treasury stock	$—	$—	$74,865

Compensatory common shares and stock option issued in connection with the About merger	$—	$—	$58,826

Issuance of warrants in connection with Emap acquisition and related financing	$—	$5,891	$16,120

Issuance of options to a related party in connection with services received	$—	$990	$—

Compensation expense in connection with SFAS 123 adoption	$5,980	$—	$—

Accretion in carrying value of exchangeable and convertible preferred stock	$780	$7,865	$4,772

Payments of dividends-in-kind on Series J Convertible Preferred Stock	$19,096	$16,884	$3,906

Carrying value of exchangeable preferred stock converted to common stock	$18,566	$79,905	$—

Fair value of common stock issued in connection with conversion of exchangeable preferred stock	$17,578	$47,117	$—

Asset-for-equity investments	$—	$2,690	$29,639

Repurchase of common stock for the treasury (settled in 2003)	$—	$4,244	$—

See notes to consolidated financial statements.

(This page has been left blank intentionally.)

PRIMEDIA INC. AND SUBSIDIARIES

Statements of Shareholders' Deficiency

Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands, except per share amounts)

Balance at January 1, 2001
Comprehensive loss:
Net loss
Other comprehensive loss:
Cumulative effect of SFAS 133 adoption
Change in fair value of derivative instruments
Unrealized loss on available-for-sale securities
Foreign currency translation adjustments

Comprehensive loss

Issuances of common stock and replacement options in connection with About merger
Issuances of restricted stock and options to About executives
Forfeiture of common stock and options related to About executive separation
Net compensation expense recognized in connection with About merger
Issuances of common stock, net of issuance costs
Issuance of warrants in connection with EMAP acquisition
Issuance of Series J Convertible Preferred Stock and related warrants in connection with EMAP acquisition, net
Issuance of Common Stock in connection wtih EMAP acquisition
$10.00 Series D Exchangeable Preferred Stock—cash dividends
$9.20 Series F Exchangeable Preferred Stock—cash dividends
$8.625 Series H Exchangeable Preferred Stock—cash dividends
Series J Convertible Preferred Stock—Dividends in kind (31,248 shares)
Other

Balance at December 31, 2001
Comprehensive loss:
Net loss
Other comprehensive loss:
Change in fair value of derivative instruments
Foreign currency translation adjustments

Comprehensive loss

Net compensation expense recognized in connection with About merger
Issuance of warrants in connection with EMAP acquisition
Issuances of common stock, net of issuance costs
Purchases of common stock
$10.00 Series D Exchangeable Preferred Stock—cash dividends
$9.20 Series F Exchangeable Preferred Stock—cash dividends
$8.625 Series H Exchangeable Preferred Stock—cash dividends
Series J Convertible Preferred Stock—Dividends in kind (135,076 shares)
Conversions of preferred stock into common shares (including gain on conversions of $32,788)
Issuance of options to a consulting firm in connection with services received
Other

Balance at December 31, 2002

Comprehensive income:
Net income
Other comprehensive income:
Foreign currency translation adjustments

Comprehensive income

Net compensation expense recognized in connection with About merger
Issuances of common stock, net
Purchases of common stock for the treasury
$10.00 Series D Exchangeable Preferred Stock—cash dividends
$9.20 Series F Exchangeable Preferred Stock—cash dividends
$8.625 Series H Exchangeable Preferred Stock—cash dividends
Series J Convertible Preferred Stock—Dividends in kind (152,769 shares)
Conversions of preferred stock into common shares (including gain on conversion of $944)
Non-cash charges for stock-based compensation
Other

Balance at December 31, 2003

							Common Stock in Treasury
	Common Stock				Accumulated Other Comprehensive Income (Loss)
Series J Convertible Preferred Stock			Additional Paid-in Capital	Accumulated Deficit		Unearned Compensation
	Shares	Par Amount					Shares	Amount	Total
$—	167,798,702	$1,678	$1,366,950	($1,603,096)	($1,558)	$—	—	$—	($236,026)

				(1,111,641)					(1,111,641)

					(1,247)				(1,247)
					(650)				(650)
					(693)				(693)
					2,026				2,026

									(1,112,205)

	52,418,727	524	707,617			(7,592)	7,467,693	(74,865)	625,684
	2,955,450	29	51,205			(51,234)			—
	(1,105,550)	(11)	(19,155)			19,166			—
						28,126			28,126
	1,261,961	13	5,751						5,764
			10,498	(498)					10,000
114,970			9,679						124,649
	26,595,745	266	124,269						124,535
				(20,000)					(20,000)
				(11,500)					(11,500)
				(21,560)					(21,560)
3,906				(3,906)					—
3,139	969,633	10	2,118			(348)	325,482	(2,978)	1,941

122,015	250,894,668	2,509	2,258,932	(2,772,201)	(2,122)	(11,882)	7,793,175	(77,843)	(480,592)

				(599,423)					(599,423)

					1,897				1,897
					(22)				(22)

									(597,548)

						6,808			6,808
			5,891	(5,891)					—
	1,071,126	10	2,744						2,754
							2,860,465	(4,244)	(4,244)
				(19,394)					(19,394)
				(11,188)					(11,188)
				(20,102)					(20,102)
16,884				(16,884)					—
	14,360,306	144	75,517				(2,860,465)	4,244	79,905
			990						990
6,452	1,179,123	12	(7,983)			344	846,600	(12)	(1,187)

145,351	267,505,223	2,675	2,336,091	(3,445,083)	(247)	(4,730)	8,639,775	(77,855)	(1,043,798)

				38,872					38,872

					71				71

									38,943

						4,555			4,555
	827,826	8	3,018						3,026
							5,873,377	(17,578)	(17,578)
				(8,674)					(8,674)
				(4,546)					(4,546)
				(9,183)					(9,183)
19,096				(19,096)					—
			944				(5,873,377)	17,578	18,522
			5,980						5,980
86			(881)				(29,284)	293	(502)

$164,533	268,333,049	$2,683	$2,345,152	($3,447,710)	($176)	($175)	8,610,491	($77,562)	($1,013,255)

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1.  Description of Business

        PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise) is one of the largest targeted media companies in the United States. PRIMEDIA's properties deliver content via print (magazines, books and directories), live events (trade and consumer shows), video as well as the Internet and other marketing solutions in niche markets.

        The Company's four business segments are Enthusiast Media, Consumer Guides, Business Information and Education and Training. The Company's Enthusiast Media segment delivers content, both print and online, to consumers in various niche markets while monetizing the readership via advertising, subscription and newsstand sales. The Enthusiast Media segment includes the consumer magazines, their related Web sites, live events, and About.com, Inc. ("About"). The Company's Consumer Guides segment publishes and distributes rental apartment and new home guides in the United States in print and online formats. The Company's Business Information segment provides targeted publications, Web sites and exhibitions that bring sellers of business information and products together with qualified buyers in such fields as agriculture, communications, healthcare, media, professional services and transportation. The Company's Education and Training segment produces and delivers education and training materials targeted to classroom and workplace audiences via satellite, videotape, CD-ROM, live events and over the Internet. The Education and Training segment includes Channel One, Films for the Humanities and Sciences and Workplace Learning ("WPL"). As discussed in Note 26, during the fourth quarter of 2003, the Company realigned its businesses into four reportable segments and has restated prior periods accordingly.

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

        Use of Estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowances for doubtful accounts, reserves for sales returns and allowances, provisions for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves, valuation of equity instruments and allowances for income taxes and the recoverability of long-lived assets including goodwill.

        Cash and Cash Equivalents.    Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Cash overdrafts representing outstanding checks of $30,949 and $34,601 at December 31, 2003 and 2002, respectively, have been reclassified to accounts payable on the accompanying consolidated balance sheets.

        Concentrations of Credit Risk.    Substantially all of the Company's trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2003.

        Inventories.    Inventories, including paper, purchased articles, photographs and art, are valued at the lower of cost or market, principally on a first-in, first-out basis.

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

        Goodwill and Other Intangible Assets.    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life (primarily trademarks) are no longer amortized but are subject to impairment tests, at least annually. Upon adoption, the Company ceased amortizing goodwill and indefinite lived intangible assets.

        The Company tests goodwill for impairment, and has established October 31 as the annual impairment test date, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit. See Note 8 for further discussion on SFAS 142.

        Finite-lived assets are tested for impairment using a fair value approach whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 8 for further discussion on SFAS 144.

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

        In accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable securities are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI").

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

        Income Taxes.    Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

        Deferred Financing Costs.    Deferred financing costs are being amortized by the straight-line method over the terms of the related indebtedness.

        Deferred Wiring and Installation Costs.    Wiring and installation costs incurred by WPL and Channel One have been capitalized and are being amortized by the straight-line method over the related estimated useful lives which are 5 years for WPL and 18 months for Channel One. Prior to 2003, Channel One's policy was to amortize wiring expenditures so that these costs would be fully amortized as of December 31, 2003. Beginning in 2003, new wiring expenditures are being amortized over 18 months to be consistent with the estimated timing of the implementation of a new video platform.

        $10.00 Series D Exchangeable Preferred Stock ("Series D Exchangeable Preferred Stock"), $9.20 Series F Exchangeable Preferred Stock ("Series F Exchangeable Preferred Stock"), and $8.625 Series H Exchangeable Preferred Stock ("Series H Exchangeable Preferred Stock").    The Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock shall be referred to herein collectively as the "Exchangeable Preferred Stock." The Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are stated at redemption value and classified as long-term liabilities in accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" effective July 1, 2003. Dividends on the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are classified as interest expense and the related issuance costs are classified as other assets on the consolidated balance sheet. Prior to July 1, 2003, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock were stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values was being accreted (using the interest method) by periodic charges to additional paid-in capital (see Note 13).

        Series J Convertible Preferred Stock ("Series J Convertible Preferred Stock").    Series J Convertible Preferred Stock was stated at fair value on the date of issuance less issuance costs. The difference between its carrying value and its redemption value is being accreted (using the interest method) by periodic charges to additional paid-in capital. The accretion is deducted in the calculation of net loss applicable to common shareholders (see Note 14).

        Stock-Based Compensation.    At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 15. Effective January 1, 2003, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", using the prospective method.

Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The adoption of SFAS 123 increased the loss from continuing operations for the year ended December 31, 2003 by $5,980 (see Note 18).

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model for options granted in 2003, 2002 and 2001. The following weighted-average assumptions were used for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.99%, 4.61% and 4.70%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 80.65%, 122.20% and 100.42%; and a weighted-average expected life of the option of four years. The estimated fair value of options granted during 2003, 2002 and 2001 was $7,195, $12,423 and $110,007, respectively.

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

	Years Ended December 31,
	2003	2002	2001
Reported net loss applicable to common shareholders	($2,981)	($647,079)	($1,173,877)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	8,740	4,667	14,554
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(27,433)	(36,092)	(38,226)

Pro forma net loss applicable to common shareholders	($21,674)	($678,504)	($1,197,549)

Per common share:
Reported basic and diluted loss	($0.01)	($2.55)	($5.42)
Pro Forma basic and diluted loss	($0.08)	($2.67)	($5.53)

        Revenue Recognition.    Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. WPL's subscription and broadcast fees for satellite and videotape network services are recognized in the month services are rendered. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In compliance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One's advertising revenue, net of commissions, is recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company as earned.

        From time to time, the Company enters into multiple element arrangements whereby it may provide a combination of services including print advertising, content licensing, customer lists, on-line advertising and other services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately and; (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. In November 2002, the EITF reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables". EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 did not have a material impact on the Company's results of operations or financial position.

        Barter Transactions.    The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths and advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions." Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $13,700, $18,000 and $32,700 for the years ended December 31, 2003, 2002 and 2001, respectively with equal related expense amounts in each year.

        Editorial and Product Development Costs.    Editorial costs and product development costs are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

        Advertising and Subscription Acquisition Costs.    Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $58,200, $81,500 and $88,700 during the years ended December 31, 2003, 2002 and 2001, respectively.

        Foreign Currency.    Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in OCI within shareholders' deficiency on the accompanying consolidated balance sheets.

        Internal-Use Software.    In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and EITF No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's Web sites incurred during the application and infrastructure development phase have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS 144.

        Derivative Financial Instruments.    Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

Recent Accounting Pronouncements

        In 2002 and 2003 the Company adopted a series of accounting changes, as recommended by the FASB and EITF, that impact year-over-year comparisons of financial results. These changes are summarized below.

Adoption of EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)"

        EITF No. 00-25, issued in April 2001, addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF No. 01-9, issued in September 2001. The Company adopted EITF No. 00-25 and EITF No. 01-9 effective January 1, 2002. The adoption of EITF No. 00-25 and EITF No. 01-9 resulted in a net reclassification of product placement costs relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying statements of consolidated operations, to reductions of revenues from such activities. The change in classification is industry-wide and had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in revenues and a corresponding decrease in operating expenses of $20,614 for the year ended December 31, 2001.

Adoption of SFAS 142 regarding impairment of goodwill and indefinite-lived intangible assets, effective January 1, 2002

        On January 1, 2002, the Company adopted SFAS 142, and evaluated its goodwill and indefinite lived intangible assets (primarily trademarks) at the reporting unit level for impairment and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508 ($1.53 per share) effective in the first quarter 2002. Previously issued financial statements as of December 31, 2002 reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

        SFAS 142 requires companies to continue to assess goodwill and indefinite lived intangible assets for impairment at least once a year subsequent to adoption. Any impairment subsequent to the initial implementation is recorded in operating income. The Company established October 31 as the annual impairment test date and accordingly evaluated goodwill and trademarks as of October 31, 2002 and 2003, resulting in impairment charges recorded within amortization of $95,490 ($0.38 per share) and $14,758 ($0.06 per share) during 2002 and 2003, respectively (see Note 8).

        In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the continued softness of WPL revenue and operating results, the Company performed an impairment test on the Education and Training segment as of July 31, 2003, prior to its annual testing date of October 31. As a result, the Company recorded an impairment charge for WPL within amortization expense of $19,768 ($0.08 per share) related to the impairment of goodwill associated with WPL (see Note 8).

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the Company records a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For 2003 and 2002, income tax expense primarily consists of deferred income taxes of

$11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record approximately $17,400 to increase deferred tax liabilities during 2004.

Adoption of SFAS 143 "Accounting for Asset Retirement Obligations"

        In August 2001, the FASB issued SFAS 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

Adoption of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"

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

        The Company adopted SFAS 144 on January 1, 2002, and as a result, the results of the Modern Bride Group, ExitInfo, Doll Reader, Chicago, Horticulture, IN New York and the American Baby Group, which were sold during 2002, and Seventeen magazine and related teen properties, Simba, Federal Sources, CableWorld and Sprinks, the pay per click advertising network which serves About.com and numerous third party distribution partners, which were sold during 2003, were recorded as discontinued operations for the periods prior to their respective divestiture dates.

        The Company also reclassified the results of New York magazine, which was sold in January 2004, and Kagan World Media for which the Company has initiated plans to sell, to discontinued operations for all periods presented.

        Discontinued operations includes revenues of $121,380, $257,488 and $343,905 and income (loss) of $130,664, $93,137 and ($26,376) (including a gain on sale of $125,247, $111,449 and $0), for the years ended December 31, 2003, 2002 and 2001, respectively. The discontinued operations include expenses related to certain centralized functions that are shared by multiple titles, such as production, circulation, advertising, human resource and information technology costs but exclude general overhead costs. These costs were allocated to the discontinued entities based upon relative revenues for the related years. The allocation methodology is consistent with that used across the Company. These allocations amounted to $2,774, $10,660 and $12,274 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company recorded a state income tax provision of $1,000 associated with the divestiture of Seventeen and its related teen properties, which is included in discontinued operations on the statements of consolidated operations for the year ended December 31, 2003.

        The Company recorded a charge of $1,816 to depreciation expense due to the disposal of certain fixed assets for the year ended December 31, 2003. In connection with the results of impairment tests under SFAS 142, the Company also evaluated the recoverability of certain finite-lived assets of its reporting units under SFAS 144 as of January 1, 2002, October 31, 2002 and July 31, 2003 and recorded impairment charges of $7,120, $45,299, and $727, respectively (see Note 8).

SFAS 144 revenue reclassifications

        In accordance with the adoption of SFAS 144, the Company reclassified amounts from revenues, net, to discontinued operations for the years ended December 31, 2002 and 2001, as follows:

	Years Ended December 31,
	2002	2001
Revenues, net (as reported in 2002 Form 10-K)	$1,587,564	$1,578,357
Less: Effect of SFAS 144 for 2003 divestitures	175,012	200,583

Revenues, net (as reclassified)	$1,412,552	$1,377,774

SFAS 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"

        In April 2002, the FASB issued SFAS 145 which for most companies required gains and losses on extinguishments of debt to be classified within income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principles Board ("APB") Opinion No. 30." Extraordinary treatment will be required for certain extinguishments as provided under APB Opinion No. 30. This statement is effective for financial statements issued on or after May 15, 2002. During the year ended December 31, 2002, the Company recorded a gain in other, net, of $7,039, which was net of the write-off of the $816 of unamortized issuance costs related to the partial repurchase and retirement of $72,710 of the Company's Senior Notes, which had a carrying value of $72,292, at a discount. As a result of the redemption of the Company's 8 1/2% and 10 1/4% Senior Notes in 2003, the Company recorded a loss in other, net, of $2,580 related to the write-off of unamortized discount and issuance costs (see Note 11).

SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities"

        In June 2002, the FASB issued SFAS 146 which superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002 and has not had a material impact on the Company's results of operations or financial position.

SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure"

        In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" an amendment of SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. Effective January 1, 2003, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The adoption of SFAS 123 increased the loss from continuing operations for the year ended December 31, 2003 by $5,980. Prior quarters were not restated as the impact was not significant.

        SFAS No. 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Assuming the Company had accounted for the options in accordance with SFAS 123 for all grants, the estimated non-cash option expense would have been $27,433, $36,092 and $38,226 for the years ended December 31, 2003, 2002 and 2001, respectively.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Subsequent to the maturity of interest rate swap agreements in 2002, the Company has not been a party to and has not entered into any derivative contracts.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

        Effective July 1, 2003, the Company prospectively adopted SFAS 150. SFAS 150 requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. As a result of the adoption by the Company of SFAS 150, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are now collectively described as "shares subject to mandatory redemption" on the accompanying consolidated balance sheet as of December 31, 2003. Dividends on these shares are now described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations for the year ended December 31, 2003, whereas previously they were presented below net income (loss) as preferred stock dividends (see Note 13).

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34"

        In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. Effective January 1, 2003, the Company adopted FIN 45 which has not had a material impact on the Company's results of operations or financial position.

FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities"

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective January 31, 2003, the Company has adopted FIN 46, which has not had a material impact on the Company's results of operations or financial position. FIN 46 was revised to clarify the original interpretation in December 2003. The revision did not have a material impact on the Company's results of operations or financial position.

3. Acquisitions

        In 2001, the Company acquired About, a platform comprised of a network of more than 400 highly targeted topic-specific Web sites, and EMAP, a publisher of more than 60 consumer titles reaching over 75 million enthusiasts. The acquisitions have been accounted for by the purchase method. The consolidated financial statements include the operating results of the acquisitions subsequent to their respective dates of acquisition. The pro forma effect of the About and EMAP acquisitions on the Company's operations is presented below.

About

        On February 28, 2001, the Company completed its merger with About. Under terms of the merger agreement, shareholders of About received approximately 45,000,000 shares of the Company's common stock or 2.3409 shares for each About share. Such shares were valued at $11.81. An independent appraisal was used to allocate the purchase price to the fair value of assets acquired and liabilities assumed including identifiable intangibles. The goodwill and other finite lived intangible assets related to the About merger were amortized during 2001 over an estimated useful life of three years. In accordance with SFAS 142, the Company ceased amortizing goodwill as of January 1, 2002. Finite lived intangible assets continue to be amortized over their estimated useful lives. The following is a summary of the calculation of the purchase price, as well as the allocation of purchase price to the fair value of net assets acquired:

Total number of shares of PRIMEDIA common stock issued to consummate the merger	44,951,034
Fair value per share of PRIMEDIA common stock	$11.81

Value of shares of PRIMEDIA common stock issued	$530,872
Fair value of replacement options issued (13,383,579 options)	102,404
Less: Unearned compensation related to unvested options	(7,592)
Cost of About shares acquired prior to the merger converted to treasury stock	74,865
Direct merger costs	16,792

Total purchase price	717,341
Less: Fair value of net tangible assets (including cash acquired of $109,490)	(175,050)
Less: Fair value of identifiable intangible assets	(24,743)

Goodwill	$517,548

        In connection with the merger with About, outstanding options to purchase shares of About common stock held by certain individuals were converted into 13,383,579 options to purchase shares of PRIMEDIA common stock. The fair value of the vested and unvested options issued by PRIMEDIA was $102,404 determined using a Black Scholes pricing model. On February 28, 2001, the date that the Company granted these unvested replacement options, the intrinsic value of the "in-the-money" unvested replacement options was $19,741. Based on a four-year service period from the original date that these options were granted, the Company classified $7,592 as unearned compensation relating to unvested options. The Company recorded charges related to the amortization of the intrinsic value of unvested "in-the-money" options of $1,282, $2,775 and $3,360 for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 18). The remaining $12,149 is included within the total purchase price. As of December 31, 2003, a number of these options have been forfeited or expired unexercised. Most of these remaining outstanding options have an exercise price which exceeded the Company's share price on December 31, 2003.

        In the fourth quarter of 2001, concurrent with its annual financial review process, the Company determined that the estimated future undiscounted cash flows of About were not sufficient to recover the carrying value of the goodwill. Accordingly, the Company recorded an impairment charge of $326,297 to write down About's goodwill to the estimated fair value.

        In connection with the About merger, the Company entered into agreements for future services (not included in the purchase price) with two key executives of About as discussed in Note 18.

EMAP

        On August 24, 2001, the Company acquired the outstanding common stock of EMAP. The total consideration was $525,000, comprised of $515,000 in cash, including an estimate of working capital settlements of $10,000, and warrants to acquire 2,000,000 shares of the Company's common stock at $9 per share. The fair value of the warrants was approximately $10,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issuance.

        The Company financed the acquisition of EMAP by (1) issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund L.P. ("KKR 1996 Fund") (an investment partnership created at the direction of Kohlberg Kravis Roberts & Co. L.P., ("KKR") a related party of the Company) for $125,000 and (2) drawing upon its revolving credit facility in an amount of approximately $265,000. In addition, KKR 1996 Fund purchased from the Company $125,000 of common stock and Series K Convertible Preferred Stock, both at a price per share equal to $4.70. This resulted in an additional 10,800,000 shares of common stock and 15,795,745 shares of Series K Convertible Preferred Stock. On September 27, 2001, all of the issued and outstanding shares of the Series K Convertible Preferred Stock were, in accordance with their terms, converted into 15,795,745 shares of the Company's common stock.

        In connection with the equity financing by KKR 1996 Fund, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock ("commitment warrants") of the Company at an exercise price of $7 per share, subject to adjustment, and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's common stock ("funding warrants") at an exercise price of $7 per share, subject to adjustment. These warrants may be currently exercised and expire on the earlier of August 24, 2011 or upon a change in control, as defined therein. Based on the terms of the Series J Convertible Preferred Stock agreement, the Company was required to issue, and has issued, to KKR 1996 Fund additional warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $7 per share, subject to adjustment. The Company ascribed a value of $6,389 to these warrants using the Black Scholes pricing model. These warrants expire on the earlier of ten years from the date of issuance or upon a change in control.

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

        In 2003, the Company finalized the working capital settlement with the seller in the amount of $11,711, of which $10,000 was included in the initial purchase price and paid in 2001.

        The following is a summary of the calculation of the purchase price, as described above, as well as the allocation of the purchase price to the fair value of the net assets acquired:

Purchase consideration (including working capital settlement of $11,711, and other settlements)	$526,711
Direct acquisition costs	6,615

Total purchase price	533,326
Add: Fair value of net tangible liabilities of EMAP	40,435
Less: Fair value of identifiable intangible assets	121,600

Goodwill	$452,161

        Of the $121,600 fair value of identifiable intangible assets, $99,200 represents trademarks not subject to amortization and $22,400 represents amortizable membership, subscriber and customer lists.

        The Company's consolidated results of operations includes results of operations of About and EMAP from their respective dates of acquisition. The results of About and EMAP are included in the Company's Enthusiast Media segment. The unaudited pro forma information below presents the consolidated results of operations as if the About and EMAP acquisitions had occurred as of January 1, 2001. In accordance with SFAS 142, these pro forma adjustments assume that none of the goodwill and indefinite lived intangible assets associated with the EMAP acquisition are amortized. If the Company had recorded amortization of the goodwill and indefinite lived intangible assets in connection with the EMAP acquisition in accordance with the Company's historical amortization policies, assuming the acquisition occurred on January 1, 2001, amortization expense would have increased by approximately $13,700 in 2001. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the transactions occurred as of January 1, 2001, nor is it necessarily indicative of future results.

Year Ended December 31, 2001
(dollars in thousands, except per share amounts)
Revenues, net	$1,773,136
Loss from continuing operations applicable to common shareholders	($1,309,348)
Loss applicable to common shareholders	($1,306,306)
Basic and diluted loss from continuing operations applicable to common shareholders per common share	($5.40)
Basic and diluted net loss applicable to common shareholders per common share	($5.38)
Weighted average shares used in basic and diluted loss applicable to common shareholders per common share	242,615,842

        No material acquisitions were completed during 2003 and 2002. Payments for businesses acquired on the accompanying statement of consolidated cash flows for the year ended December 31, 2003 and 2002, primarily represent immaterial acquisitions, as well as, payment for certain deferred purchase price liabilities associated with prior year acquisitions.

4. Divestitures

2001

        In April 2001, the Company sold QWIZ, Inc. for $7,000 of cash. The related gain approximated $300 and is included in (loss) gain on sale of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2001. Proceeds from the sale were primarily used to pay down borrowings under the Company's bank credit facility.

        In November 2001, the Company sold Bacon's Information, Inc. ("Bacons") to Observer AB for $90,000, $15,000 of which represented a note receivable. The gain approximated $54,600 and is included in (loss) gain on sale of businesses and other, net on the accompanying statement of consolidated operations for the year ended December 31, 2001. Proceeds from the sale of Bacons were primarily used to pay down borrowings under the Company's bank credit facility. During 2002, the Company received the entire $15,000 balance on the note receivable.

        In addition, during 2001, the Company completed several other smaller divestitures which were not material to the results of operations or cash flows of the Company for the year ended December 31, 2001.

2002

        In 2002, the Company completed several divestitures, the results of which have been included in discontinued operations in accordance with SFAS 144. These divestitures include the Modern Bride Group, ExitInfo, Chicago, the American Baby group, IN New York, Horticulture and Doll Reader. The related net gain on sale of businesses of $111,449 for the year ended December 31, 2002 has been included in discontinued operations on the accompanying statement of consolidated operations.

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

        Proceeds from these sales were approximately $228,000 and were used to pay down the Company's outstanding debt and borrowings under the bank credit facility and for general corporate purposes. In connection with certain of the divestitures, the Company agreed to provide certain services to the purchasers including space rental and finance, sales and systems support at negotiated rates over specified terms.

2003

        During 2003, the Company completed several divestitures, the results of which have been included in discontinued operations in accordance with SFAS 144. In May 2003, the Company sold Seventeen magazine and its companion properties, including a number of Seventeen branded assets, Teen magazine, Seventeen.com, teenmag.com and Cover Concepts, an in-school marketing unit. In July 2003, the Company sold gURL.com, also a Seventeen property. These products were included in the Enthusiast Media Segment. In addition, the Company sold Sprinks, the pay per click advertising network which served About.com and numerous third party distribution partners, and was part of the Enthusiast Media Segment, Realestate.com, which was part of the Consumer Guides segment, as well as Simba Information, Federal

Sources and Cableworld, all part of the Business Information Segment. Proceeds from these divestitures in 2003 were approximately $213,000 and were used to pay down the Company's outstanding debt and borrowings under the bank credit facility and for general corporate purposes. The related gain on sale of businesses of $126,026 for the year ended December 31, 2003 has been included in discontinued operations on the accompanying statement of consolidated operations.

        During the year ended December 31, 2003, the Company finalized certain aspects of the 2002 dispositions which were classified as discontinued operations and recognized a net loss of $779.

        In addition, during the year ended December 31, 2003, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144. The related loss on the sale of these businesses of $598 for the year ended December 31, 2003 is included in loss (gain) on sale of businesses and other, net, on the accompanying statement of consolidated operations. Proceeds from these sales were approximately $850 and were used to pay down the Company's outstanding debt and borrowings under the bank credit facility.

        In October 2003, the Company initiated a plan to sell Kagan World Media, part of the Business Information segment, the results of which have been classified as discontinued operations for all periods presented.

        In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company's borrowings under its bank credit facility. Additionally the Company finalized a working capital settlement with the purchaser of Seventeen, resulting in a payment to the purchaser of $3,379 in January 2004.

Balance Sheet—Held for Sale

        The assets and liabilities of businesses that the Company has initiated plans to sell as of December 31, 2003 have been reclassified to held for sale on the accompanying consolidated balance sheet as of December 31, 2003 and are as follows:

ASSETS
Accounts receivable, net	$8,010
Inventories	391
Prepaid expenses and other	907
Property and equipment, net	297
Other intangible assets, net	14,056
Goodwill	6,747
Other non-current assets	1,471

Assets held for sale	$31,879

LIABILITIES
Accounts payable	$3,115
Accrued expenses and other	11,791
Deferred revenues	1,110
Other non-current liabilities	33

Liabilities of businesses held for sale	$16,049

5. Accounts Receivable, Net

        Accounts receivable, net, consisted of the following:

	December 31,
	2003	2002
Accounts receivable	$212,144	$246,234
Less: Allowance for doubtful accounts	10,798	17,629
Allowance for returns and rebates	7,266	9,428

	$194,080	$219,177

6. Inventories

        Inventories consisted of the following:

	December 31,
	2003	2002
Finished goods	$8,008	$9,420
Work in process	230	73
Raw materials	9,262	14,828

	$17,500	$24,321

7. Property and Equipment, Net

        Property and equipment, net, including those held under capital leases, consisted of the following:

		December 31,
	2003 Range of Lives (years)
		2003	2002
Land	—	$334	$1,662
Buildings and improvements	3-32	57,862	58,583
Furniture and fixtures	3-10	30,612	37,829
Machinery and equipment	3-10	126,789	156,512
Internal use software	2-3	84,302	82,135
School equipment	2-10	75,316	73,704
Other	2-7	16,256	12,407

		391,471	422,832
Less: Accumulated depreciation and amortization		280,612	294,882

		$110,859	$127,950

        Included in property and equipment are assets which were acquired under capital leases in the amount of $52,584 and $44,078 with accumulated amortization of $25,328 and $20,527 at December 31, 2003 and 2002, respectively (see Note 23).

8. Goodwill, Other Intangible Assets and Other

        On January 1, 2002, in connection with the adoption SFAS 142, the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508 ($1.53 per share) effective in the first quarter 2002. Previously issued financial statements as of December 31, 2002 reflect the cumulative effect of this accounting change at the beginning of the year of adoption.

        SFAS 142 requires companies to continue to assess goodwill and indefinite lived intangible assets for impairment at least once a year subsequent to adoption. Any impairment subsequent to the initial implementation is recorded in operating income. The Company established October 31 as the annual impairment test date and accordingly evaluated goodwill and trademarks as of October 31, 2002 and 2003, resulting in impairment charges recorded within amortization of $95,490 ($0.38 per share) and $14,758 ($0.06 per share) during 2002 and 2003, respectively.

        In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the continued softness of WPL revenue and operating results, the Company performed an impairment test on the Education and Training segment as of July 31, 2003, prior to its annual testing date of October 31. As a result, the Company recorded an impairment charge for WPL within amortization expense of $19,768 ($0.08 per share) related to the impairment of goodwill associated with WPL.

        For the year ended December 31, 2002, the Company recorded an additional impairment charge relating to goodwill and trademarks of $7,894 ($0.03 per share) not related to SFAS 142 in the Enthusiast Media Segment.

        As a result of the Company's impairment testing under SFAS 142, impairment charges by operating segment, were as follows:

	Enthusiast Media	Business Information	Education and Training	Total(1)
January 1, 2002[2]
Goodwill	$129,563	$155,583	$44,513	$329,659
Trademarks	37,863	13,611	7,375	58,849

	$167,426	$169,194	$51,888	$388,508

October 31, 2002[3]
Goodwill	$22,122	$49,031	$23,518	$94,671
Trademarks	710	109	—	819

	$22,832	$49,140	$23,518	$95,490

July 31, 2003
Goodwill	$—	$—	$19,768	$19,768
Trademarks	—	—	—	—

	$—	$—	$19,768	$19,768

October 31, 2003
Goodwill	$—	$—	$8,395	$8,395
Trademarks	2,337	—	4,026	6,363

	$2,337	$—	$12,421	$14,758

(1)
There were no impairments for the Consumer Guides segment under SFAS 142 for any period presented.

(2)
Charged to cumulative effect of a change in accounting principle.

(3)
Impairments have been reclassified to reflect discontinued operations.

        In connection with the results of the SFAS 142 impairment tests summarized above, factors indicated that the carrying value of certain finite lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken as of January 1, 2002, October 31, 2002 and July 31, 2003 resulting in impairment charges of $7,120, $45,299, and $727, respectively.

        A summary of the Company's impairment charges as a result of SFAS 144, by operating segment, were as follows:

	Enthusiast Media	Business Information	Education and Training	Total(1)
January 1, 2002(2)
Amortization of intangible assets, goodwill and other	$6,245	$511	$—	$6,756
Depreciation of property and equipment	364	—	—	364

	$6,609	$511	$—	$7,120

October 31, 2002(3)
Amortization of intangible assets, goodwill and other	$—	$—	$35,924	$35,924
Depreciation of property and equipment	—	—	9,375	9,375

	$—	$—	$45,299	$45,299

July 31, 2003
Amortization of intangible assets, goodwill and other	$—	$—	$727	$727
Depreciation of property and equipment	—	—	—	—

	$—	$—	$727	$727

(1)
There were no impairments for the Consumer Guides segment under SFAS 144 for any period presented.

(2)
Impairment charges were recorded in the third quarter of 2002.

(3)
Impairments have been reclassified to reflect discontinued operations.

        The Company's SFAS 142 evaluations as of the adoption date and as of the annual impairment testing date of October 31 were performed by an independent valuation firm. The July 31, 2003 valuation was performed internally and utilized a consistent approach updated to reflect current information. The evaluations utilized both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow valuation used a range of discount rates that represented the Company's weighted-average cost of capital and included an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company's annual budgeting and forecasting process, with any impairment classified as an operating expense.

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the Company records a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For 2003 and 2002, income tax expense primarily consists of deferred income taxes of $11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record approximately $17,400 to increase deferred tax liabilities during 2004.

        For the year ended December 31, 2001, the Company recorded the About impairment charge discussed in Note 3, as well as $100,719 of other impairment charges to amortization expense to write down certain long-lived assets, primarily the excess of purchase price over net assets acquired and other intangible assets related to certain product lines, of which $46,563 related to the Business Information segment, $10,836 related to the Consumer Guides segment, and $43,320 related to the Enthusiast Media segment.

        Changes in the carrying amount of goodwill for the years ended December 31, 2002 and December 31, 2003, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Education and Training	Total
Balance as of January 1, 2002	$898,730	$98,792	$330,914	$96,194	$1,424,630
Initial impairment charge	(129,563)	—	(155,583)	(44,513)	(329,659)
Annual impairment charge	(22,122)	—	(49,031)	(23,518)	(94,671)
Annual impairment charge related to discontinued operations	—	—	(2,556)	—	(2,556)
Purchase price allocation adjustments for valuation reports and acquisition reserve adjustments	43,022	772	(1,174)	—	42,620
Goodwill written off related to the sale of businesses	(56,922)	(9,163)	(490)	—	(66,575)
Other	(1,250)	—	—	—	(1,250)

Balance as of December 31, 2002	731,895	90,401	122,080	28,163	972,539
Third quarter impairment charge	—	—	—	(19,768)	(19,768)
Annual impairment charge	—	—	—	(8,395)	(8,395)
Purchase price allocation adjustments for valuation reports and acquisition reserve adjustments	1,761	7,160	414	—	9,335
Goodwill written off related to the sale of businesses	(32,174)	(1,753)	(2,542)	—	(36,469)
Goodwill allocated to assets held for sale	(6,142)	—	(605)	—	(6,747)
Other	—	—	39	—	39

Balance as of December 31, 2003	$695,340	$95,808	$119,386	$—	$910,534

        A reconciliation of the reported net loss and loss per common share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite lived intangible assets, the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

	Years Ended December 31,
	2003	2002	2001
Reported loss applicable to common shareholders	($2,981)	($647,079)	($1,173,877)
Amortization of goodwill and indefinite lived intangible assets	—	—	186,422
Cumulative effect of a change in accounting principle	—	388,508	—
Deferred provision for income taxes	11,864	49,500	—

Adjusted income (loss) applicable to common shareholders	$8,883	($209,071)	($987,455)

Per common share:
Reported loss applicable to common shareholders	$(0.01)	$(2.55)	$(5.42)
Amortization of goodwill and indefinite lived intangible assets	—	—	0.86
Cumulative effect of a change in accounting principle	—	1.53	—
Deferred provision for income taxes	0.04	0.20	—

Adjusted income (loss) applicable to common shareholders	$0.03	($0.82)	($4.56)

        Intangible assets subject to amortization after the adoption of SFAS 142 consist of the following:

		December 31,
		2003			2002
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$21,013	$19,845	$1,168	$21,013	$12,841	$8,172
Membership, subscriber and customer lists	2-20	348,346	315,860	32,486	433,584	387,201	46,383
Non-compete agreements	1-10	137,829	134,093	3,736	209,827	199,941	9,886
Trademark license agreements	2-15	2,984	2,899	85	2,967	2,880	87
Copyrights	3-20	20,550	19,609	941	20,550	18,901	1,649
Databases	2-12	9,353	8,627	726	13,583	12,141	1,442
Advertiser lists	5-20	135,978	122,852	13,126	142,564	129,182	13,382
Distribution agreements	1-7	10,410	10,410	—	11,745	11,731	14
Other	1-5	9,804	9,804	—	10,099	10,099	—

		$696,267	$643,999	$52,268	$865,932	$784,917	$81,015

        Intangible assets not subject to amortization had a carrying value of $216,139 and $270,006 at December 31, 2003 and 2002, respectively, and consisted of trademarks. Amortization expense for other intangible assets still subject to amortization (excluding provision for impairment) was $32,656, $50,935 and $47,958 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense (excluding provision for impairment) for goodwill and trademarks was $186,422 for the year ended December 31, 2001. Amortization of deferred wiring costs (excluding provision for impairment) of $8,044,

$11,239 and $16,380 for the years ended December 31, 2003, 2002 and 2001, respectively, has also been included in amortization of intangible assets, goodwill and other on the accompanying statements of consolidated operations. At December 31, 2003, estimated future amortization expense of other intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $18,000, $11,000, $7,000, $5,000 and $4,000 for 2004, 2005, 2006, 2007 and 2008, respectively.

9.  Other Non-Current Assets

        Other non-current assets consisted of the following:

	December 31,
	2003	2002
Deferred financing costs, net	$26,753	$18,144
Deferred wiring and installation costs, net	2,075	8,468
Direct-response advertising costs, net	10,419	14,709
Video mastering and programming costs, net	12,835	13,791
Other investments	3,938	21,268
Other	2,098	3,059

	$58,118	$79,439

        The deferred financing costs at December 31, 2003 include $7,264 of issuance costs related to the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock which are now collectively described as shares subject to mandatory redemption (see Note 13).

        The deferred financing costs are net of accumulated amortization of $18,567 and $12,923 at December 31, 2003 and 2002, respectively. The deferred wiring and installation costs are net of accumulated amortization of $77,107 and $69,063 at December 31, 2003 and 2002, respectively. Direct-response advertising costs are net of accumulated amortization of $41,185 and $81,621 at December 31, 2003 and 2002, respectively. Video mastering and programming costs are net of accumulated amortization of $52,841 and $42,223 at December 31, 2003 and 2002, respectively.

Other Investments

        Other investments consist of the following:

	December 31,
	2003	2002
Cost method investments	$3,210	$18,706
Equity method investments	728	2,562

	$3,938	$21,268

        The Company's investments in start-up and venture-stage companies in which the Company received equity (the "Investees") in exchange for advertising, content licensing and other services totaled $810 (cost method investments) and $16,870 ($15,956 representing cost method investments and $914 representing equity method investments) at December 31, 2003 and December 31, 2002, respectively. At December 31, 2003 and December 31, 2002, respectively, $6 and $4,963 relating to start-up investments and venture stage companies are included as deferred revenues on the accompanying consolidated balance sheets. This deferred revenue represents advertising, content licensing and other services to be rendered by the Company in exchange for equity in these entities. The Company recognizes these amounts as revenue in accordance with the Company's revenue recognition policies. The Company recorded revenue from these agreements related to its continuing operations of approximately $300, $7,600 and $34,600 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company recorded revenue from these agreements related to its discontinued operations of approximately $19,100 for the year ended December 31, 2001.

        At December 31, 2002, PRIMEDIA Ventures Inc. ("PRIMEDIA Ventures") investments were $350 (cost method investment). The Company's PRIMEDIA Ventures investment at December 31, 2003 was zero.

        The Company has retained a small interest in a previously divested business of $2,400 (cost method investment) at December 31, 2003 and December 31, 2002.

        PRIMEDIA's equity method investments represent PRIMEDIA's investment in certain companies where PRIMEDIA has the ability to exercise significant influence over the operations (including financial and operational policies). The Company's equity method investments consist primarily of an investment in the Gravity Games totaling $672 and $1,526 at December 31, 2003 and December 31, 2002, respectively (see Note 23). In addition, the Company had other equity investments of $56 and $122 at December 31, 2003 and December 31, 2002, respectively.

        The Company recorded $4,256, $6,146 and $39,761 of equity method losses from Investees and other equity method investments, during the years ended December 31, 2003, 2002 and 2001, respectively. These equity method losses are included in other income (expense), net on the accompanying statements of consolidated operations.

Provision for Impairment of Investments

        Investments are continually reviewed by the Company for impairment whenever significant events occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value.

        If an investment is deemed to be other than temporarily impaired, its carrying value will be reduced to fair market value. During the years ended December 31, 2003, 2002 and 2001, the Company recorded a provision for impairment of its investments in certain Investees of $8,975, $10,783 and $83,959, respectively. The Company also recorded an additional provision for impairment of its PRIMEDIA Ventures investments of $4,815 and $6,600 for the years ended December 31, 2002 and 2001, respectively. In addition, the Company recorded a provision for impairment of its other investments of $3,447 and $15,953 for the years ended December 31, 2002 and 2001, respectively. The Company recorded impairments on these investments as the decline in the value was deemed other than temporary. In determining such impairments, the Company considered the impact of the investees' current year performance and future business plans, and in certain circumstances, the Company utilized the results of work performed by independent valuation specialists.

Sale of Investments

        For the year ended December 31, 2003, the Company sold certain PRIMEDIA Ventures and assets-for-equity investments for proceeds of $2,252 and realized a gain on these sales of $517. For the year ended December 31, 2002 and 2001, respectively, the Company sold certain PRIMEDIA Ventures investments for proceeds of $323 and $3,100 and realized a gain on these sales of $28 and $1,400. These gains are included in other, net, on the statements of consolidated operations.

10.  Accrued Expenses and Other

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2003	2002
Payroll, commissions and related employee benefits	$59,218	$80,040
Rent and lease liabilities	38,764	50,791
Retail display costs and allowances	14,782	17,262
Promotion costs	2,214	4,169
Royalties	2,422	2,593
Circulation costs	10,353	6,567
Professional fees	7,074	6,036
Taxes	10,608	11,203
Deferred purchase price	1,694	4,919
Dividends payable	—	11,527
Interest payable	16,092	25,835
Interest payable on shares subject to mandatory redemption	10,945	—
Other	44,446	29,316

	$218,612	$250,258

        The above amounts include $2,982 and $3,733 of restructuring related payroll costs, $467 and $575 of contract termination costs and $36,900 and $41,366 of restructuring related leases at December 31, 2003 and 2002, respectively.

11.  Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2003	2002
Borrowings under bank credit facilities	$559,906	$640,731
10 1/4% Senior Notes Due 2004	—	84,175
8 1/2% Senior Notes Due 2006	—	291,007
7 5/8% Senior Notes Due 2008	225,443	225,312
8 7/8% Senior Notes Due 2011	469,820	469,299
8% Senior Notes Due 2013	300,000	—

	1,555,169	1,710,524
Obligation under capital leases (see Note 23)	29,467	24,814

	1,584,636	1,735,338
Less: Current maturities of long-term debt	22,195	7,661

	$1,562,441	$1,727,677

        On June 20, 2001, the Company completed a refinancing of its existing bank credit facilities pursuant to new bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facility"). The debt under the bank credit facility agreement and as otherwise permitted under the bank credit facility agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes and 8% Senior Notes of the Company (together referred to as "Senior Notes") is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt (as well as certain of the Company's other equally and ratably secured indebtedness).

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facility agreement. Amounts under the bank credit facility may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. In the second quarter of 2003, the Company made voluntary pre-payments toward the term loans A and B and a voluntary permanent reduction of the bank credit facility's revolving loan commitment in the amounts of $5,000, $21,000 and $24,000, respectively. The bank credit facility consisted of the following at December 31, 2003:

	Revolver	Term A	Term B	Total
Credit Facility	$427,000	$90,000	$372,906	$889,906
Borrowings Outstanding	(97,000)	(90,000)	(372,906)	(559,906)
Letters of Credit Outstanding	(19,560)	—	—	(19,560)

Unused Bank Commitments	$310,440	$—	$—	$310,440

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus

1.75% or the Eurodollar Rate plus 2.75%. At December 31, 2003 and December 31, 2002, the weighted average variable interest rate on all outstanding borrowings under the bank credit facility was 3.6% and 4.4%, respectively.

        Under the bank credit facility, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facility agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2003, the Company's commitment fees were paid at a weighted average rate of 0.5%, and during the second, third and fourth quarters of 2003, at 0.375%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

        The commitments under the revolving loan portion of the bank credit facility are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facility are $21,350 in 2004, $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facility are $15,075 in 2004, $26,325 in 2005, 2006 and 2007, $15,074 in 2008 and $353,782 in 2009.

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

        The bank credit facility and Senior Notes agreements of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facility agreement, these events include:

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

        The events of default contained in the Senior Notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facility.

        10 1/4% Senior Notes.    On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facility. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other, net, on the accompanying statement of consolidated operations for the year ended December 31, 2003.

        8 1/2% Senior Notes.    On June 16, 2003, the Company redeemed the remaining 8 1/2% Senior Notes at the carrying value of $291,073, plus accrued interest. The Company funded the transaction with the proceeds of the 8% Senior Notes offering. The redemption resulted in write-offs of unamortized issuance costs of $1,810 and the unamortized discount of $427 which are included in other, net, on the accompanying statement of consolidated operations for the year ended December 31, 2003.

        7 5/8% Senior Notes.    Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at 102.542% in 2004 with annual reductions to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $672 and $803 at December 31, 2003 and 2002, respectively.

        8 7/8% Senior Notes.    In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of $492,685 were used to repay borrowings under the bank credit facility. The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $5,680 and $6,201 at December 31, 2003 and 2002, respectively.

        8% Senior Notes.    On May 15, 2003, the Company issued $300,000 of Senior Notes at par. Interest is payable semi-annually in May and November at the annual rate of 8%. The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and may not be redeemed prior to May 15, 2008 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2008, the notes are redeemable in whole or in part at the option of the Company, at 104% in 2008 with annual reductions to 100% in 2011 and thereafter, plus accrued and unpaid interest. The Company has agreed to use its reasonable best efforts to consummate, within 12 months after the issue date of the notes, an offer to exchange the 8% Senior Notes for registered notes with substantially identical terms to those notes, except that the registered exchange notes will generally be freely transferable or in certain limited circumstances to file and cause to become effective a shelf registration statement with respect to the resale of the 8% Senior Notes. Under certain circumstances if the Company is not in compliance with these obligations, the Company will be required to pay additional interest for the period it is not in compliance.

        During 2002, the Board of Directors authorized the Company to expend up to $90,000 for the purchase of its Senior Notes in private or public transactions. In 2002, the Company repurchased certain of its Senior Notes as follows:

Senior Notes	Purchase Price	Face Value	Unamortized Discount	Carrying Value	Unamortized Issuance Costs	Gain(1)
7.625%	$21,089	$23,885	$79	$23,806	$226	$2,491
8.50%	7,838	8,500	15	8,485	65	582
8.875%	21,210	24,500	324	24,176	430	2,536
10.25%	14,300	15,825	—	15,825	95	1,430

Total	$64,437	$72,710	$418	$72,292	$816	$7,039

(1)
In accordance with SFAS 145, the gain on Senior Note redemptions is recorded in other, net on the Company's consolidated statement of operations for the year ended December 31, 2002.

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

        Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facility agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which as defined in the bank credit facility agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses. The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group, which management believes are on an arms length basis and as permitted by the bank credit facility and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The scheduled repayments of all debt outstanding, net of unamortized discount, including capital leases of December 31, 2003, are as follows:

Years Ending December 31,	Debt	Capital Lease Obligations	Total
2004	$15,075	$7,120	$22,195
2005	26,325	4,249	30,574
2006	26,325	3,421	29,746
2007	26,325	1,673	27,998
2008	337,517	1,849	339,366
Thereafter	1,123,602	11,155	1,134,757

	$1,555,169	$29,467	$1,584,636

12. Income Taxes

        At December 31, 2003, the Company had aggregate net operating and capital loss carryforwards for Federal and State income tax purposes of $1,760,785 which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The capital losses may only be used to offset future capital gains. The NOLs and capital losses are scheduled to expire in the following years:

	NOLs	Capital Losses	Total
2004	$60,351	$—	$60,351
2005	102,404	90,218	192,622
2006	87,903	233,726	321,629
2007	51,084	10,843	61,927
2008	85,449	—	85,449
2009	70,105	—	70,105
2010	153,320	—	153,320
2011	32,389	—	32,389
2012	63,737	—	63,737
2015	—	—	—
2016	—	—	—
2017	15,144	—	15,144
2018	75,647	—	75,647
2019	54,777	—	54,777
2020	124,408	—	124,408
2021	308,497	—	308,497
2022	58,375	—	58,375
2023	82,408	—	82,408

Total	$1,425,998	$334,787	$1,760,785

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company's deferred income taxes are as follows:

	December 31,
	2003			2002
	Federal	State	Total	Federal	State	Total
Deferred income tax assets:
Difference between book and tax basis of accrued expenses and other	$11,876	$3,479	$15,355	$20,633	$6,045	$26,678
Difference between book and tax basis of other intangible assets	115,887	33,950	149,837	139,659	40,915	180,574
Operating loss carryforwards	455,609	71,436	527,045	439,798	71,613	511,411
Capital loss carryforwards	115,110	5,900	121,010	117,523	1,010	118,533
Net unrealized loss on investments	16,357	4,792	21,149	32,165	9,423	41,588

Total	$714,839	$119,557	$834,396	$749,778	$129,006	$878,784

Deferred income tax liabilities:
Difference between book and tax basis of indefinite lived intangible assets	$47,460	$13,904	$61,364	$38,284	$11,216	$49,500
Difference between book and tax basis of property and equipment	7,543	2,210	9,753	3,469	1,016	4,485
Other	6,702	1,964	8,666	12,037	3,526	15,563

Total	61,705	18,078	79,783	53,790	15,758	69,548

Net deferred income tax assets	653,134	101,479	754,613	695,988	113,248	809,236
Less: Valuation allowance	(700,594)	(115,383)	(815,977)	(734,272)	(124,464)	(858,736)

Net	($47,460)	($13,904)	($61,364)	($38,284)	($11,216)	($49,500)

        The components of the provision for income tax expense (benefit) are as follows:

	2003	2002	2001
Current:
Federal	$—	($3,144)	$—
State and local	1,356	—	—

Total current expense (benefit)	1,356	(3,144)	—

Deferred:
Federal	$42,854	($107,762)	($131,341)
State and local	11,769	(19,309)	(30,030)

Total	54,623	(127,071)	(161,371)
Change in valuation allowance	(42,759)	176,571	296,371

Total deferred provision	11,864	49,500	135,000

Total provision for income taxes	$13,220	$46,356	$135,000

        The provision for income taxes is included in the Company's Statements of Consolidated Operations as follows:

	2003	2002	2001
Continuing operations	$12,220	$46,356	$135,000
Discontinued operations	1,000	—	—

Total provision for income taxes	$13,220	$46,356	$135,000

        A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the loss from continuing operations is set forth below:

	2003	2002	2001
Tax benefit at federal statutory rate	($27,850)	($90,194)	($332,593)
State/Local taxes, net of federal impact	(1,355)	(5,217)	(17,925)
Non-deductible amortization and impairments	7,633	22,203	177,197
Interest on shares subject to mandatory redemption	7,661	—	—
Change in valuation allowance	19,601	126,777	285,545
Other, net	6,530	(4,069)	22,776
NOL carryback refund	—	(3,144)	—

Income Tax Expense	$12,220	$46,356	$135,000

        Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. Therefore, as a result of the adoption of SFAS 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles but will continue to amortize these intangibles for tax purposes. For 2003 and 2002, the Company recorded a deferred income tax expense of $11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite lived intangible assets. The income tax expense recorded in 2002 is net of tax refunds received of $3,144, and the amount recorded in 2003 includes a current state and local tax provision of $1,356, net of refunds received. During 2001, the Company increased its valuation allowance due to continued historical operating losses and the impairment of investments, resulting in a net provision for income taxes of $135,000.

        A portion of the valuation allowance in the amount of approximately $121,372 at December 31, 2003 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

13. Shares Subject to Mandatory Redemption (the Company's Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

        The Company prospectively adopted SFAS 150 on July 1, 2003, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock ($474,559 at December 31, 2003). Such stock is now collectively described as "shares subject to mandatory redemption" on the accompanying consolidated balance sheet. Each series individually is legally known as Exchangeable Preferred Stock. Related issuance costs of $7,264 were required to be classified as other non-current assets on the accompanying consolidated balance sheet at December 31, 2003. These issuance costs were included in Exchangeable Preferred Stock at December 31, 2002. In addition, SFAS 150 requires that the related dividends on these shares be described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations for the year ended December 31, 2003, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the year ended December 31, 2003 by $22,547 which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on July 1, 2002, and July 1, 2001, loss from continuing operations would have increased by $19,763 and $27,345, respectively, for the years ended December 31, 2002 and 2001. The 2002 increase to loss from continuing operations has been reduced by a net gain of $4,488 on exchanges of the preferred stock. This gain was included in additional paid-in capital on the accompanying consolidated balance sheet at December 31, 2002.

        Shares subject to mandatory redemption consist of the following:

	December 31,
	2003	2002
$10.00 Series D Exchangeable Preferred Stock ($.01 par value, 2,000,000 shares authorized and 1,674,867 shares and 1,769,867 shares issued and outstanding at December 31, 2003 and 2002, respectively)	$167,487	$174,531
$9.20 Series F Exchangeable Preferred Stock ($.01 par value, 1,250,000 shares authorized and 953,328 shares and 1,023,328 shares issued and outstanding at December 31, 2003 and 2002, respectively)	95,333	99,984
$8.625 Series H Exchangeable Preferred Stock ($.01 par value, 2,500,000 shares authorized and 2,117,391 shares and 2,140,891 shares issued and outstanding at December 31, 2003 and 2002, respectively)	211,739	209,950

	$474,559	$484,465

        $10.00 Series D Exchangeable Preferred Stock.    Annual dividends of $10.00 per share on the Series D Exchangeable Preferred Stock are cumulative and payable quarterly, in cash. On or after February 1, 2001, the Series D Exchangeable Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Exchangeable Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Exchangeable Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Exchangeable Subordinated Exchange Debentures due 2008

provided the Company is in compliance with the terms of its bank credit facility agreement. The liquidation and redemption value at December 31, 2003 and 2002 was $167,487 and $176,987, respectively.

        $9.20 Series F Exchangeable Preferred Stock.    Annual dividends of $9.20 per share on the Series F Exchangeable Preferred Stock are cumulative and payable quarterly, in cash. The Company is required to redeem the Series F Exchangeable Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series F Exchangeable Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date provided the Company is in compliance with the terms of its bank credit facility agreement. As of December 31, 2003 and 2002, the liquidation and redemption value of the Series F Exchangeable Preferred Stock was $95,333 and $102,333, respectively.

        $8.625 Series H Exchangeable Preferred Stock.    Annual dividends of $8.625 per share on the Series H Exchangeable Preferred Stock are cumulative and payable quarterly, in cash. On or after April 1, 2003, the Series H Exchangeable Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Exchangeable Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Exchangeable Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010 provided the Company is in compliance with the terms of its bank credit facility agreement. As of December 31, 2003 and 2002, the liquidation and redemption value of the Series H Exchangeable Preferred Stock was $211,739 and $214,089, respectively.

        In the fourth quarter of 2002, the Company's Board of Directors authorized the exchange by the Company of up to $30,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase by the Company of the common stock issued in connection with the exchange transactions. In the second quarter of 2003, the Board of Directors increased this authorization to an aggregate of $50,000. A summary of these exchanges is presented below.

	Liquidation value	Common shares issued	Common share repurchase amount
Fourth quarter 2002
Series H Exchangeable Preferred Stock(1)	$6,150	2,860,465	$4,244
Second quarter 2003
Series D Exchangeable Preferred Stock	7,000	2,223,334	6,670
Series F Exchangeable Preferred Stock	7,000	2,124,166	6,372
Series H Exchangeable Preferred Stock	2,350	693,250	2,080
Fourth quarter 2003
Series D Exchangeable Preferred Stock	2,500	832,627	2,456

Total	$25,000	8,733,842	$21,822

(1)
Repurchase of common stock settled during January 2003.

        During the first quarter of 2002, the Board of Directors authorized the exchange by the Company of up to $100,000 of Exchangeable Preferred Stock for common stock. During May 2002, the Board of Directors increased this authorization to an aggregate of $165,000. A summary of these exchanges is presented below.

	Liquidation value	Common shares issued
First quarter 2002
Series H Exchangeable Preferred Stock	$7,066	1,144,778
Second quarter 2002
Series D Exchangeable Preferred Stock	19,013	3,696,979
Series F Exchangeable Preferred Stock	22,667	4,385,222
Series H Exchangeable Preferred Stock	22,695	4,363,273
Fourth quarter 2002
Series D Exchangeable Preferred Stock	4,000	770,054

Total	$75,441	14,360,306

        The exchange transactions described above were entered into by the Company with the holders of the Exchangeable Preferred Stock in privately negotiated transactions.

        The Company recognized net gains of $959 and $32,788 on these exchanges for the years ended December 31, 2003 and 2002, respectively. Of these gains, $944 and $32,788 are included in additional paid-in capital on the Company's consolidated balance sheets as of December 31, 2003 and 2002, respectively and $15 is included in other, net on the Company's statement of consolidated operations for the year ended December 31, 2003 due to the adoption of SFAS 150 effective July 1, 2003.

        The gains on these exchanges are net of the write-offs of unamortized issuance costs of $313 and $1,686 for the years ended December 31, 2003 and 2002, respectively. Of these costs, $284 and $1,686 are included in additional paid-in capital on the Company's consolidated balance sheet as of December 31, 2003 and 2002, respectively and $29 is included in other, net on the Company's statement of consolidated operations for the year ended December 31, 2003 due to the adoption of SFAS 150 effective July 1, 2003.

        There were no such Exchangeable Preferred Stock exchanges in 2001.

14. Series J Convertible Preferred Stock

        As of December 31, 2003 and December 31, 2002, the Company had $164,533 and $145,351 of Series J Convertible Preferred Stock outstanding, respectively. These shares are convertible at the option of the holder after one year from the date of issuance, into approximately 23,600,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue quarterly, at an annual rate of 12.5%, and are payable quarterly in-kind. The Company paid dividends-in-kind of 152,769 and 135,076 shares of Series J Convertible Preferred Stock valued at $19,096 and $16,884 during the years ended December 31, 2003 and 2002, respectively. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

15. Common Stock

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

        In August 2001, in connection with PRIMEDIA's acquisition of EMAP, KKR 1996 Fund, a limited partnership associated with KKR, purchased 10,800,000 shares of newly issued common stock for $50,760. Concurrently, KKR 1996 Fund purchased 15,795,745 shares of PRIMEDIA's Series K Convertible Preferred Stock for $74,240. These shares were converted into 15,795,745 shares of the Company's common stock in September 2001 (See Note 3).

        Share Repurchases.    See Note 13 for discussion of the Company's repurchase of the Company's common stock in connection with preferred stock exchanges.

        Stock Purchase and Option Plans.    Effective January 1, 2003, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.

        Due to the adoption of SFAS 123 in the fourth quarter of 2003, effective as of January 1, 2003, the Company recorded a non-cash compensation charge of $5,980, which includes a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President.

        The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan, as amended (the "Stock Option Plan") authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Stock Option Plan has authorized grants of up to 35,000,000 shares of the Company's common stock or options to management personnel.

        Stock options are generally granted with exercise prices at or above quoted market value at time of issuance. Most of the options are exercisable at the rate of 20%-33% per year commencing on the effective date of the grant. Most options granted pursuant to the Stock Option Plan will expire no later than ten years from the date the option was granted.

        In 2001, 2,955,450 restricted shares of the Company's common stock were issued to About executives in connection with the employment agreements entered into as a result of the About merger (see Note 18). As part of the merger with About, the Company assumed certain About stock purchase and option plans. No stock purchases will be allowed and no options will be granted under these assumed plans and grantees will be issued the Company's common stock upon exercise of options. On the date of merger, the Company assumed approximately 13,400,000 options outstanding under the About plan (see Note 3). These have been included as options granted in 2001 in the table below. In addition, in connection with the employment agreements entered into as a result of the About merger, 3,482,300 stock options were issued to About executives at an exercise price equal to 30% of the fair market value per share on the date of issuance (see Note 18).

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

        On May 24, 2002, consistent with the past practices of the Company, as part of director's compensation for non-management, non-KKR directors, the Company granted Messrs, Bell, Feldberg and Greeniaus 50,000 options each to purchase common stock of the Company at an exercise price of $2.02 per share under the Stock Option Plan. On September 17, 2003, consistent with the past practices of the Company, upon becoming a director, Mr. Dattels was granted 50,000 options to purchase common stock of the Company at an exercise price of $2.95 per share under the Stock Option Plan. These options vest annually over a four-year period following the date of grant and are included in the stock option table below.

        In the fourth quarter of 2003, the Company granted certain executives an aggregate total of 3,642,750 options to purchase shares of the Company's common stock. The exercise prices of these options range from $2.90 per share to $3.09 per share. The options granted at $2.90 per share vest annually over a three-year period following the date of the grant. The remaining options vest over a four-year period (50% at the second anniversary and 25% at each of the third and fourth year anniversaries).

        Additionally, the Company also granted 213,500 options to other employees in 2003.

        In the fourth quarter of 2003, the Company also granted (but not yet issued to) certain executives an aggregate total of 3,149,500 restricted shares. The majority of these shares vest annually over a four-year period following the date of the grant. The remaining restricted shares vest over periods ranging from four months to three years.

        A summary of the status of the Company's Stock Option Plan, the assumed About plans, and the plans covering certain senior executives in connection with the About acquisition as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	2003			2002			2001
	Options	Exercise Price	Weighted Average Exercise Price	Options	Exercise Price	Weighted Average Exercise Price	Options	Exercise Price	Weighted Average Exercise Price
Outstanding—beginning of year	29,068,881	$0.08-$55.33	$8.67	28,752,939	$0.08-$55.33	$9.82	13,463,101	$5.00-$27.13	$10.68
Granted	3,906,250	$1.98-$3.09	$2.98	6,993,500	$1.01-$6.00	$4.96	20,416,150	$0.08-$55.33	$9.92
Exercised	(117,776)	$0.14-$2.32	$1.58	(195,944)	$0.05-$2.89	$0.47	(947,062)	$0.14-$15.56	$3.41
Forfeited	(4,309,036)	$0.43-$55.33	$8.69	(6,481,614)	$0.43-$55.33	$12.49	(4,179,250)	$1.20-$55.33	$10.54

Outstanding—end of year	28,548,319	$0.08-$38.45	$7.59	29,068,881	$0.08-$55.33	$8.67	28,752,939	$0.08-$55.33	$9.82

Exercisable—end of year	18,415,642	$0.08-$38.45	$8.87	17,334,634	$0.08-$55.33	$9.72	19,163,949	$0.08-$55.33	$10.44

        The weighted-average fair value per option for options granted in 2003, 2002 and 2001 was $1.84, $1.78 and $5.39 respectively.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Range of Exercise Prices	Number Outstanding at 12/31/03	Number Exercisable at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$ 0.08 – $ 0.43	68,612	68,612	4	$0.29	$0.29
$ 1.01 – $ 1.80	5,339	3,464	6	1.45	1.51
$ 1.85 – $ 1.98	1,257,761	647,256	8	1.85	1.85
$ 2.02 – $ 2.95	2,953,969	559,719	6	2.81	2.80
$ 3.09 – $ 3.69	2,087,713	23,285	10	3.10	3.24
$ 4.00 – $ 5.95	7,295,877	5,149,346	6	4.73	4.82
$ 6.00 – $ 9.83	4,592,444	2,710,082	7	6.89	7.20
$10.04 – $19.81	10,007,609	9,041,120	6	13.44	13.16
$20.00 – $28.94	247,692	189,281	6	25.82	25.73
$30.01 – $38.45	31,303	23,477	6	32.43	32.43

	28,548,319	18,415,642	6	$7.59	$8.87

        The Company had reserved approximately 10,611,000 shares of the Company's common stock for future grants in connection with the Stock Option Plan at December 31, 2003.

        Employee Stock Purchase Plan ("ESPP").    During March 2000, the Company approved and implemented the PRIMEDIA Employee Stock Purchase Plan. The ESPP is intended to encourage long-term investment in the Company and to assist eligible employees of the Company and its eligible subsidiaries to purchase common stock of the Company through payroll deductions at a discount. The ESPP permits full-time or part-time employees who customarily work at least 20 hours per week and five months per year to purchase shares of the Company's common stock at the lesser of 90% of the closing stock price on the first or last day of the offering period. Effective January 1, 2004, the ESPP was amended to provide that the purchase price of shares through the ESPP is 90% of the closing stock price on the last day of the offering period. Due to the adoption of SFAS 123 (see Note 2), a charge totalling $370 was recorded to non-cash compensation and non-recurring charges relating to the ESPP for the period ended December 31, 2003 on the Company's statement of consolidated operations.

        For the offering period ended December 31, 2000, 132,793 shares were issued in January 2001, at a share price of $10.7438. For the offering period ended June 30, 2001, 182,106 shares were issued in July 2001, at a share price of $6.111 and for the offering period ended December 31, 2001, 207,044 shares were issued in January 2002, at a share price of $3.915. For the offering period ended June 30, 2002, 573,986 shares were issued in July 2002, at a share price of $1.098 and for the offering period ended December 31, 2002, 365,207 shares were issued in January 2003, at a share price of $1.206. For the offering period ended June 30, 2003, 266,743 shares were issued in July 2003, at a share price of $2.034. For the offering period ended December 31, 2003, 195,351 shares were issued in January 2004 at a share price of

$2.547. The Company had reserved approximately 3,077,000 shares of the Company's common stock for future grants, subsequent to the January 2004 grant, in connection with the ESPP at December 31, 2003.

Other Transactions.

        In August 2001, in connection with the EMAP financing, the Company paid KKR 1996 Fund a commitment fee consisting of warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $7.00 per share and a funding fee consisting of warrants to purchase an additional 2,620,000 shares of the Company's stock at an exercise price of $7.00 per share. The Company also granted 4,000,000 warrants to the KKR 1996 Fund in 2001 and 2002. The grants were based on the length of time that the Series J Convertible Preferred Stock was outstanding. See Note 3 for further discussion.

        In 2001, the Company retained Capstone Consulting LLC ("Capstone") to provide consulting services to the Company primarily to identify and advise on potential opportunities to reduce costs at the Company. On July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. These options are fully vested as of the grant date, have a ten-year life and an exercise price of $1.80 per share. The exercise price equals 200% of the share price on the grant date. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the year ended December 31, 2002. These options are not included in the above stock option table. In 2003, the Company paid Capstone $699 in cash for consulting services received. Mr. Nelson (the Chairman of the Board and a director of PRIMEDIA), who was first elected to the Board in April 2003, is the Chief Executive Officer of Capstone and possesses sole voting and investment power with respect to such options and any shares received upon exercise of such options. Additionally, although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone (see Notes 18 and 24).

16.  Loss Per Common Share

        Loss per common share for the years ended December 31, 2003, 2002 and 2001 has been determined based on net loss available to common shareholders, divided by the weighted average number of common shares outstanding for all years presented.

        Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the if converted method. Potentially dilutive common shares include the effect of stock options, warrants and convertible preferred stock. Options to purchase 28,548,319, 29,068,881 and 28,752,939 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive. In addition, warrants to purchase 9,870,000, 11,370,000 and 7,620,000 shares of common stock, and the potential conversion of the Series J Convertible Preferred Stock including declared dividends into approximately 23,600,000, 20,800,000 and 18,400,000 shares of common stock were not included in the computation of diluted loss per share for 2003, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

17.  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss as of December 31, 2003 and 2002 primarily represents foreign currency translation adjustments of $176 and $247, respectively.

18.  Non-Cash Compensation and Non-Recurring Charges

	Years ended December 31,
	2003	2002	2001
Restricted stock—About(1)	$1,793	$2,210	$13,572
Stock options—About(1)	1,478	1,892	11,194
Shortfall Payment—About(2)	—	2,635	26,480
Amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger (see Note 3)	1,282	2,775	3,360
Stock options—Capstone(3)	—	990	—
Charge related to non-recurring compensation arrangements with certain senior executives	—	—	2,073
Adoption of SFAS 123(4)	5,980	—	—
Other(5)	651	—	—

Total	$11,184	$10,502	$56,679

(1)
In connection with the About merger in 2001, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These shares of restricted PRIMEDIA common stock, which were valued at $9.50 per share, the closing stock price on February 28, 2001, vest at a rate of 25% per year and were subject to the executives' continued employment. Unearned compensation of $28,077 was initially recorded in connection with the grant in 2001.

The above mentioned senior executives were also granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and were subject to the executives' continued employment. Unearned compensation of $23,157 was initially recorded in connection with the grant in 2001. Amounts reflect a 70% market value discount ($6.65 per share) based on a PRIMEDIA per share market value of $9.50 which was the closing price on February 28, 2001.

  As a result of one executive leaving the Company, effective December 2001, the vesting of half of his restricted shares (1,105,550 shares) and options (1,302,650 options) was accelerated and the remainder was forfeited, resulting in a reversal of unearned compensation of $19,166 in 2001. The accelerated options expired unexercised during the first quarter of 2002.

  In 2003, the second executive left the Company and as a result, the vesting of his restricted shares and options was accelerated resulting in an additional charge of $1,120.

(2)
Two senior executives of About entered into share lockup agreements with the Company, pursuant to which they agreed to specific restrictions regarding the transferability of their shares of PRIMEDIA common stock issued in the merger. Under the terms of those agreements, during the first year after the closing of the merger, the executives could sell a portion of their shares of the Company's common stock, subject to the Company's right of first refusal with respect to any sale. In the event that the gross proceeds received on sale were less than $33,125 (assuming all shares are sold), the Company agreed to pay the executives the amount of such shortfall.

(3)
On July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the year ended December 31, 2002. See Note 15 for additional information regarding the terms of the option grant and the services provided by Capstone. (see Note 24)

(4)
Upon adoption of SFAS 123 in the fourth quarter of 2003, the Company recorded a non-cash compensation charge of $5,980, which includes a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President (see Note 15).

(5)
During the year ended December 31, 2003, the company recognized $651 of non-cash compensation related to the Company's grant of shares of restricted common stock to certain executives, as well as, a grant of shares of restricted common stock to certain employees in exchange for their options in the Company's Internet subsidiaries. These grants were valued at $9,536 and are being expensed ratably over their related vesting periods (see Note 15).

Non-cash compensation is omitted from the Company's calculation of consolidated EBITDA, as defined in the Company's bank credit facility and Senior Note agreements (see Note 11).

19.  Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        During 2003, the Company estimated and recorded $9,372 of severance related to the separation of the former Interim Chief Executive Officer and President, the former Chief Executive Officer and the former Chief Financial Officer. The actual severance amount may differ from this estimated amount; accordingly, the Company may record future adjustments as amounts are finalized. At December 31, 2003, these amounts are included in accrued expenses and other on the accompanying consolidated balance sheet.

Provision for Severance, Closures and Restructuring Related Costs

        Starting in 2000, the Company implemented plans to integrate the operations of the Company and consolidate many functions and facilities. All restructuring related charges were expensed as incurred. Thereafter, through 2003, the Company announced additional cost reduction initiatives that it would continue to implement and expand upon the cost reduction initiatives already enacted. In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", which superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002.

        Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2003 and 2002 are presented in the following tables:

	Liability as of January 1, 2003		Net Provision for the Year Ended December 31, 2003		Payments/Write-off during the Year Ended December 31, 2003	Liability as of December 31, 2003
Severance and closures:
Employee-related termination costs	$3,733		$5,872		($6,623)	$2,982
Termination of contracts	575		16		(124)	467
Termination of leases related to office closures	41,366		2,338		(6,804)	36,900
Write-off of programming assets	—		447		(447)	—

Total severance and closures	$45,674	(1)	$8,673	(2)	($13,998)	$40,349

	Liability as of January 1, 2002		Net Provision for the Year Ended December 31, 2002		Payments/Write-off during the Year Ended December 31, 2002	Liability as of December 31, 2002
Severance and closures:
Employee-related termination costs	$8,011		$6,806		($11,084)	$3,733
Termination of contracts	2,243		200		(1,868)	575
Termination of leases related to office closures	12,517		38,960		(10,111)	41,366
Write-off of leasehold improvements	—		2,918		(2,918)	—

	22,771		48,884		(25,981)	45,674

Restructuring related:
Relocation and other employee costs	—		785		(785)	—

	—		785		(785)	—

Total severance, closures and restructuring related costs	$22,771	(1)	$49,669	(2)	($26,766)	$45,674

(1)
Adjusted to exclude liabilities relating to discontinued operations totaling $3,760 and $1,627 at January 1, 2003 and 2002, respectively
(2)
Adjusted to exclude net provisions related to discontinued operations totaling $721 and $2,245 for the years ended December 31, 2003 and 2002, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts. If the Company is successful in subleasing the restructured office space at a different rate, or is unable to sublease the space by the prescribed date used in the initial calculation, the reserve will be adjusted accordingly.

        Included in the net provision for the years ended December 31, 2003 and 2002 are reversals of $2,513 and $4,809, respectively, of previously recorded accruals.

        As a result of the implementation of these plans, the Company has closed and consolidated 22 office locations and has notified a total of 2,002 individuals that they would be terminated under these plans. As of December 31, 2003, all but 11 of those individuals have been terminated.

        In general, the Company has realized sufficient savings from its plans to integrate the operations of the Company and to recover the costs associated with these plans, related to employee termination costs, within approximately a one-year period. Savings from terminations of contracts and lease costs will be realized over the estimated life of the contract or lease.

        The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2003 and 2002.

        For purposes of the Company's bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is omitted from the Company's calculation of consolidated EBITDA (see Note 11).

20.  Derivative Financial Instruments

        In 2001, the Company recorded an expense of approximately $27 as a cumulative transition adjustment to earnings, which is included in other, net on the statement of consolidated operations, relating to derivatives not designated as hedges prior to the adoption of SFAS 133, and $1,247 as a reduction to OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.

Interest Rate Swap Contracts

        In 2001, the Company was a party to several interest rate swap contracts in order to manage the risks associated with interest rate fluctuations on its floating rate borrowings.

        The Company's interest rate swap contracts were considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments. Accordingly, the interest rate swap contracts were reflected at fair value on the Company's consolidated 2001 balance sheet and the related gains and losses on these contracts were deferred in shareholders' deficiency as a component of OCI. These gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in operations. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in operations. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

        At December 31, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest and receive variable-rates of interest on $200,000 of notional amount of indebtedness. These swaps matured on January 2, 2002 and have not been renewed. The decrease in fair value of these contracts of $650 for the year ended December 31, 2001 was recognized as a component of OCI. As of December 31, 2003 and 2002, the Company was not a party to any interest rate swap contracts.

21.  Fair Value of Financial Instruments

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
10 1/4% Senior Notes	$—	$—	$84,175	$84,596
8 1/2% Senior Notes	—	—	291,007	280,822
7 5/8% Senior Notes	225,443	228,941	225,312	210,667
8 7/8% Senior Notes	469,820	502,247	469,299	450,527
8% Senior Notes	300,000	307,125	—	—
Series D Exchangeable Preferred Stock	167,487	163,858	174,531	130,898
Series F Exchangeable Preferred Stock	95,333	89,454	99,984	70,989
Series H Exchangeable Preferred Stock	211,739	194,800	209,950	144,866

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

22.  Benefit Plans

        Retirement Plans.    Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $4,600, in 2003, $4,800 in 2002 and $5,300 in 2001.

23. Commitments and Contingencies

        Commitments.    Total rent expense under operating leases was $35,890, $31,558 and $42,618 for the years ended December 31, 2003, 2002 and 2001, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases primarily relate to real estate and equipment. The following annual rental commitments includes an aggregate of $36,900 which has been reserved for as part of the provision for severance, closures and restructuring related costs (see Note 19) and is included in accrued expenses and other in the accompanying December 31, 2003 consolidated balance sheet at its net present value and net of related sublease income. Minimum rental commitments under noncancelable operating leases are as follows:

Years Ending December 31,
2004	$46,585
2005	47,582
2006	40,918
2007	37,097
2008	25,801
Thereafter	87,736

$285,719

        Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

Years Ending December 31,
2004	$8,982
2005	5,670
2006	4,567
2007	2,668
2008	2,720
Thereafter	13,272

37,879
Less: Amount representing interest (at rates ranging from 4.4% to 12.0%)	8,412

Present value of net minimum lease payments	29,467
Less: Current portion	7,120

Long-term obligations (included in long-term debt)	$22,347

        Contingencies.    The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

        During 2002, PRIMEDIA contributed the Gravity Games, a product previously acquired from EMAP, to a limited liability company (the "LLC") formed jointly by PRIMEDIA and Octagon Marketing and Athlete Representation, Inc. (now known as Octagon, Inc.) ("Octagon"), with each party owning a 50% interest. The LLC entered into an agreement with NBC Sports, a division of National Broadcasting Company, Inc. ("NBC") which required the LLC to pay specified fees to NBC for certain production services performed by NBC and network air time provided by NBC, during each of 2002 and 2003. Under the terms of this agreement and a related guarantee, PRIMEDIA was responsible for the payment of a portion of such fees in the event that the LLC failed to satisfy its payment obligations to NBC.

        During the third quarter of 2003, the Company contributed $2,500 to the LLC, $1,100 of which was used to fund the LLC's obligations to NBC. In October of 2003, the Company and Octagon each contributed $850 to the LLC for a total of $1,700. In the fourth quarter of 2003 the LLC used $1,013 of each party's prior funding for a total of $2,025 to pay NBC. As of December 31, 2003, the LLC has paid all fees to NBC in full and has no remaining fee obligations to NBC.

        Pursuant to a restructuring agreement entered into between PRIMEDIA and Octagon in August 2003, PRIMEDIA's interest in the LLC terminated effective October 31, 2003 and PRIMEDIA has ended its direct involvement in the Gravity Games with the conclusion of the September 2003 event. Additionally, as a result of PRIMEDIA's exit from the LLC, the Company is entitled to 50% of certain October 31, 2003 assets and liabilities of the LLC, as they are settled, which resulted in the Company receiving cash a payment of $893 in December 2003.

        At December 31, 2003, the Company had $19,560 aggregate face amount of letters of credit outstanding (see Note 11).

        As of and for the year ended December 31, 2003, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

24. Related Party Transactions

        The Company and the KKR 1996 Fund completed the financing transactions described in Note 3. In addition, during each of the years ended December 31, 2003, 2002 and 2001, the Company incurred and paid administrative and other fees to KKR, an affiliated party, of $1,000. For the years ended December 31, 2003, 2002 and 2001, $0, $250 and $750, respectively, of these fees were capitalized as acquisition and financing costs. During the years ended December 31, 2003, 2002 and 2001, the Company paid directors' fees to certain partners of KKR aggregating $220, $206 and $220, respectively. In February 2003, $186 of director fees were paid to Michael Tokarz, a former director of the Company, in the form of 29,284 shares of the Company's common stock as he was permitted to defer the payment of his fees and receive them in the form of common stock pursuant to the Directors' Deferred Compensation Plan.

        In 2002, the Company paid Capstone $800 in cash for consulting services received. Additionally, on July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. See Note 15 for additional information regarding the terms of the option grant, the services provided by Capstone and the Company's relationship with Capstone. In 2003, the Company paid Capstone $699 in cash for consulting services received.

        After engaging in a competitive bidding process, in 2000, the Company retained Willis of New York, Inc. ("Willis"), a subsidiary of Willis Group Holdings Limited, to provide insurance brokerage services to the Company. During the years ended December 31, 2003, 2002 and 2001, the Company paid insurance broker fees aggregating $395, $358 and $331, respectively. On a fully diluted basis, an investment partnership associated with KKR owns more than 20% of Willis.

25. Unaudited Quarterly Financial Information

        In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	Quarterly Financial Information
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2003
Revenues, net:
Advertising	$203,766	$211,675	$202,347	$214,297	$832,085
Circulation	77,784	78,665	80,791	84,511	321,751
Other	46,937	52,704	39,915	52,230	191,786

Total revenues, net	328,487	343,044	323,053	351,038	1,345,622
Provision for impairment of intangible assets, goodwill and other	—	—	20,495	14,758	35,253
Severance related to separated senior executives	—	5,576	—	3,796	9,372
Non-cash compensation and non-recurring charges	1,246	777	770	8,391	11,184
Provision for severance, closures and restructuring related costs	1,162	1,825	485	5,201	8,673
Loss (gain) on sale of businesses and other, net	125	1,212	(706)	(33)	598
Operating income	17,365	33,087	5,413	26,532	82,397
Income tax expense	3,718	3,333	3,982	1,187	12,220
Loss from continuing operations	(21,093)	(13,591)	(42,096)	(15,012)	(91,792)
Discontinued operations	846	102,495	3,268	24,055	130,664
Net income (loss)	(20,247)	88,904	(38,828)	9,043	38,872
Preferred stock dividends and related accretion, net	(16,433)	(15,578)	(4,845)	(4,997)	(41,853)
Income (loss) applicable to common shareholders	(36,680)	73,326	(43,673)	4,046	(2,981)
Per common share:
Loss from continuing operations	$(0.14)	$(0.11)	$(0.18)	$(0.07)	$(0.51)
Discontinued operations	—	0.39	0.01	0.09	0.50

Basic and diluted income (loss) applicable to common shareholders	$(0.14)	$0.28	$(0.17)	$0.02	$(0.01)

Basic and diluted common shares outstanding	258,886,845	259,003,962	259,343,692	259,685,507	259,230,001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2002
Revenues, net:
Advertising	$216,373	$218,067	$207,845	$223,203	$865,488
Circulation	82,765	87,891	84,806	90,929	346,391
Other	47,450	60,041	41,868	51,314	200,673

Total revenues, net	346,588	365,999	334,519	365,446	1,412,552
Provision for impairment of intangible assets, goodwill and other	—	—	13,400	132,664	146,064
Non-cash compensation and non-recurring charges	5,356	1,732	2,537	877	10,502
Provision for severance, closures and restructuring related costs	10,429	14,306	2,103	22,831	49,669
Loss (gain) on sale of businesses and other, net	(550)	2,686	(290)	5,401	7,247
Operating income (loss)	(17,770)	11,826	14,195	(108,567)	(100,316)
Income tax expense (benefit)	57,987	6,500	(19,000)	869	46,356
Loss from continuing operations	(117,025)	(35,141)	(9,940)	(141,946)	(304,052)
Discontinued operations	(973)	745	24,308	69,057	93,137
Cumulative effect of a change in accounting principle	(388,508)	—	—	—	(388,508)
Net income (loss)	(506,506)	(34,396)	14,368	(72,889)	(599,423)
Preferred stock dividends and related accretion, net	(19,430)	3,478	(17,193)	(14,511)	(47,656)
Loss applicable to common shareholders	(525,936)	(30,918)	(2,825)	(87,400)	(647,079)
Per common share:
Loss from continuing operations	$(0.56)	$(0.12)	$(0.10)	$(0.61)	$(1.39)
Discontinued operations	—	—	0.09	0.27	0.37
Cumulative effect of a change in accounting principle	(1.60)	—	—	—	(1.53)

Basic and diluted loss applicable to common shareholders	$(2.16)	$(0.12)	$(0.01)	$(0.34)	$(2.55)

Basic and diluted common shares outstanding	243,184,081	255,514,428	257,961,560	258,181,600	253,710,417

26. Business Segment Information

        In October 2003, PRIMEDIA appointed Kelly P. Conlin as President and CEO. Mr. Conlin, who is the Company's chief operating decision maker, and the executive team reviewed the Company's operations and formulated a strategy to enable the Company to capitalize on the full potential of its businesses and maximize its operating performance. The management team believed that a redesigned operating structure with four reportable segments would better enable the Company to execute key investment and organic growth initiatives identified by the management team. As such, effective in the fourth quarter of 2003, Mr. Conlin and the executive team implemented a change in the Company's reportable segments to conform to the way the Company's businesses are assessed and managed, and the Company has restated prior periods accordingly.

        The Company's products compete in four principal segments: Enthusiast Media, Consumer Guides, Business Information and Education and Training. PRIMEDIA believes that this structure better aligns its businesses to provide a clearer sense of its strategic focus and operating performance.

        The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company's consumer magazine brands, their related Web sites and live events, as well as About.

        The Consumer Guides segment is the nation's largest publisher and distributor of free publications, including Apartment Guide, New Homes Guide and Auto Guide, which will be launched in 2004.

        The Business Information segment includes the Company's business-to-business targeted publications, Web sites, and special events with a focus on bringing sellers together with qualified buyers in numerous industries.

        The Education and Training segment consists of the businesses that provide content for schools, universities, government and other public institutions as well as corporate training initiatives. It includes Channel One, Films for the Humanities and Sciences and WPL.

        The information presented below includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

        Management believes a meaningful comparison of the results of operations for 2003, 2002 and 2001 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of businesses classified as non-core ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management was evaluating for turnaround or shutdown. The Non-Core Businesses included QWIZ, Inc. (divested in April 2001), Bacon's (divested in November 2001) and certain other titles of the Enthusiast Media, Consumer Guides and Business Information segments that were discontinued or divested. In addition, the Company restructured or consolidated several new media properties, whose value could only be realized through the far greater efficiency of having select functions absorbed by the core operations, and has included these properties in Non-Core Businesses. In the ordinary course of business, corporate administrative costs of approximately $1,900 and $9,900 were allocated to the Non-Core Businesses during 2002 and 2001, respectively. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, were permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

        Information as to the operations of the Company in different business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include severance related to separated senior executives, non-cash compensation and non-recurring charges, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

	2003	2002	2001
Revenues, net:
Continuing Businesses:
Enthusiast Media	$725,892	$740,400	$572,196
Consumer Guides	276,639	267,166	255,391
Business Information	228,784	259,030	322,976
Education and Training	119,778	146,586	165,295
Intersegment Eliminations	(5,471)	(14,121)	(11,619)

Subtotal	1,345,622	1,399,061	1,304,239
Non-Core Businesses	—	13,491	73,535

Total	$1,345,622	$1,412,552	$1,377,774

Segment EBITDA: (1)
Continuing Businesses:
Enthusiast Media	$146,939	$131,879	$69,492
Consumer Guides	83,163	73,338	58,657
Business Information	34,197	38,349	58,212
Education and Training	5,674	34,821	28,117
Corporate Overhead	(25,909)	(30,913)	(32,308)
Non-Core Businesses	—	(3,253)	(28,340)

Total	$244,064	$244,221	$153,830

Depreciation, amortization and other charges: (2)(3)
Continuing Businesses:
Enthusiast Media	$43,245	$127,257	$572,651
Consumer Guides	11,834	15,199	18,760
Business Information	18,630	78,603	49,197
Education and Training	59,823	107,648	67,164
Corporate	28,135	12,747	31,709
Non-Core Businesses	—	3,083	65,669

Total	$161,667	$344,537	$805,150

Total Assets:
Enthusiast Media	$1,120,290	$1,238,401	$1,626,369
Consumer Guides	155,386	152,226	184,171
Business Information	218,836	242,383	493,695
Education and Training	116,253	167,527	322,292
Other:
Corporate	25,356	35,083	74,246
Non-Core Businesses	—	—	30,446

Total	$1,636,121	$1,835,620	$2,731,219

Additions to (sale of) property, equipment and other, net:
Enthusiast Media	$16,672	$14,246	$18,695
Consumer Guides	8,079	8,897	8,370
Business Information	4,561	3,832	12,394
Education and Training	8,768	7,860	15,440
Other:
Corporate	1,417	4,328	(468)
Non-Core Businesses	—	—	6,309

Total	$39,497	$39,163	$60,740

        Below is a reconciliation of the Company's Segment EBITDA to operating income (loss) for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Segment EBITDA (1)	$244,064	$244,221	$153,830
Depreciation of property and equipment (2)	55,887	68,881	75,714
Amortization of intangible assets, goodwill and other (2)	75,953	208,238	677,776
Severance related to separated senior executives	9,372	—	—
Non-cash compensation and non-recurring charges	11,184	10,502	56,679
Provision for severance, closures and restructuring related costs	8,673	49,669	43,679
Other restructuring related costs included in general and administrative expenses (4)	—	—	8,535
(Gain) loss on sale of businesses and other, net	598	7,247	(57,233)

Operating income (loss)	$82,397	$(100,316)	$(651,320)

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other (income) charges (see Note 3 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. Segment EBITDA excludes $8,535 of additional restructuring related costs included in general and administrative expenses for the year ended December 31, 2001.

(2)
Depreciation includes an impairment of long lived assets of $9,739 for the year ended December 31, 2002. Amortization includes an impairment of intangible assets, goodwill and other of $35,253, $146,064 and $427,016 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)
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

27. Financial Information For Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of December 31, 2003 and 2002 and for years ended December 31, 2003, 2002 and 2001 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Certain businesses, which were included as either guarantor or non-guarantor in 2002 have been reclassified in 2003.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$1,205,920	$204,083	$(64,381)	$1,345,622
Operating costs and expenses:
Cost of goods sold	—	257,550	32,487	—	290,037
Marketing and selling	—	217,741	52,254	—	269,995
Distribution, circulation and fulfillment	—	168,733	59,274	—	228,007
Editorial	—	92,243	11,215	—	103,458
Other general expenses	113	135,614	112,919	(64,381)	184,265
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	18,645	—	7,151	—	25,796
Depreciation of property and equipment	5,039	34,481	16,367	—	55,887
Amortization of intangible assets, goodwill and other	—	64,505	11,448	—	75,953
Severance related to separated senior executives	9,372	—	—	—	9,372
Non-cash compensation and non-recurring charges	11,184	—	—	—	11,184
Provision for severance, closures and restructuring related costs	1,204	6,945	524	—	8,673
(Gain) loss on sale of businesses and other, net	(98)	(17)	713	—	598

Operating income (loss)	(45,459)	228,125	(100,269)	—	82,397
Other income (expense):
Provision for impairment of investments	(8,975)	—	—	—	(8,975)
Interest expense	(119,633)	(4,866)	(29)	—	(124,528)
Interest on shares subject to mandatory redemption	(21,889)	—	—	—	(21,889)
Amortization of deferred financing charges	716	(4,167)	(11)	—	(3,462)
Equity in income of subsidiaries	70,354	—	—	(70,354)	—
Intercompany management fees and interest	174,672	(172,840)	(1,832)	—	—
Other, net	1,020	(4,522)	387	—	(3,115)

Income (loss) from continuing operations before income tax expense	50,806	41,730	(101,754)	(70,354)	(79,572)
Income tax (expense) benefit	(11,934)	(305)	19	—	(12,220)

Income (loss) from continuing operations	38,872	41,425	(101,735)	(70,354)	(91,792)
Discontinued operations	—	119,002	11,662	—	130,664

Net income (loss)	$38,872	$160,427	$(90,073)	$(70,354)	$38,872

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2003

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$345	$7,668	$672	$—	$8,685
Accounts receivable, net	—	175,144	18,936	—	194,080
Intercompany receivables	1,685,986	402,428	61,271	(2,149,685)	—
Inventories	—	17,417	83	—	17,500
Prepaid expenses and other	5,009	29,865	1,185	—	36,059
Assets held for sale	1,460	28,985	1,434	—	31,879

Total current assets	1,692,800	661,507	83,581	(2,149,685)	288,203
Property and equipment, net	7,065	83,693	20,101	—	110,859
Investment in and advances to subsidiaries	488,986	—	—	(488,986)	—
Other intangible assets, net	—	266,839	1,568	—	268,407
Goodwill	—	871,598	38,936	—	910,534
Other non-current assets	11,477	35,967	10,674	—	58,118

	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$11,482	$55,724	$11,588	$—	$78,794
Intercompany payables	984,262	534,801	630,622	(2,149,685)	—
Accrued expenses and other	102,372	103,725	12,515	—	218,612
Deferred revenues	1,738	147,375	8,740	—	157,853
Current maturities of long-term debt	16,232	5,963	—	—	22,195
Liabilities of businesses held for sale	—	13,500	2,549	—	16,049

Total current liabilities	1,116,086	861,088	666,014	(2,149,685)	493,503

Long-term debt	1,542,095	20,346	—	—	1,562,441
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,210,418	753,838	(2,964,256)	—
Deferred revenues	—	33,604	—	—	33,604
Deferred income taxes	61,364	—	—	—	61,364
Other non-current liabilities	19,479	4,497	(71)	—	23,905

Total Liabilities	3,213,583	3,129,953	1,419,781	(5,113,941)	2,649,376

Shareholders' deficiency:
Series J convertible preferred stock	164,533	—	—	—	164,533
Common stock	2,683	—	—	—	2,683
Additional paid-in capital	2,345,152	—	—	—	2,345,152
Accumulated deficit	(3,447,710)	(1,210,343)	(1,264,751)	2,475,094	(3,447,710)
Accumulated other comprehensive loss	(176)	(6)	(170)	176	(176)
Unearned compensation	(175)	—	—	—	(175)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)

Total shareholders' deficiency	(1,013,255)	(1,210,349)	(1,264,921)	2,475,270	(1,013,255)

	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$38,872	$160,427	$(90,073)	$(70,354)	$38,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,353	105,582	31,323	—	141,258
Gain on sale of businesses and other, net	(98)	(108,036)	(16,515)	—	(124,649)
Non-cash revenue related to assets-for-equity transactions	—	(284)	—	—	(284)
Equity in losses of equity method investments	1,041	3,215	—	—	4,256
Accretion of discount on acquisition obligation and other	317	3,075	—	—	3,392
Non-cash compensation and non-recurring charges	11,056	128	—	—	11,184
Cumulative effect of a change in accounting principle	—	—	—	—	—
Provision for the impairment of investments	8,975	—	—	—	8,975
Equity in income of subsidiaries	(70,354)	—	—	70,354	—
Intercompany (income) expense	(174,672)	172,840	1,832	—	—
Deferred income taxes	11,864	—	—	—	11,864
Other, net	(42)	183	10	—	151
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	—	(3,188)	4,624	—	1,436
Inventories	—	4,498	834	—	5,332
Prepaid expenses and other	(494)	8,466	7,608	—	15,580
Increase (decrease) in:
Accounts payable	2,892	(24,809)	(2,968)	—	(24,885)
Accrued expenses and other	643	(5,272)	(7,035)	—	(11,664)
Deferred revenues	(4,771)	(6,813)	(1,499)	—	(13,083)
Other non-current liabilities	(2,487)	(1,718)	(344)	—	(4,549)

Net cash provided by (used in) operating activities	(172,905)	308,294	(72,203)	—	63,186

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)
For the Year Ended December 31, 2003

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Investing activities:
Additions to property, equipment and other, net	$(1,416)	$(27,407)	$(10,674)	$—	$(39,497)
Proceeds from sale of businesses and other	99	187,412	26,166	—	213,677
Payments for businesses acquired, net of cash acquired	—	(22,250)	(536)	—	(22,786)
Proceeds from sale of (payments for) other investments, net	695	(1,192)	(1,343)	—	(1,840)

Net cash provided by (used in) investing activities	(622)	136,563	13,613	—	149,554

Financing activities:
Intercompany activity	377,074	(435,581)	58,507	—	—
Borrowings under credit agreements	433,400	—	—	—	433,400
Repayments of borrowings under credit agreements	(514,225)	—	—		(514,225)
Payments for repurchases of senior notes	(375,675)	—	—		(375,675)
Proceeds from issuances of Senior Notes	300,000	—	—	—	300,000
Proceeds from issuances of common stock	1,182	—	—	—	1,182
Purchases of common stock, for the treasury	(21,822)	—	—	—	(21,822)
Dividends paid to preferred stock shareholders	(33,928)	—	—	—	(33,928)
Deferred financing costs paid	475	(6,706)	(56)	—	(6,287)
Other	2,691	(7,759)	(185)	—	(5,253)

Net cash provided by (used in) financing activities	169,172	(450,046)	58,266	—	(222,608)

Decrease in cash and cash equivalents	(4,355)	(5,189)	(324)	—	(9,868)
Cash and cash equivalents, beginning of year	4,700	12,857	996	—	18,553

Cash and cash equivalents, end of year	$345	$7,668	$672	$—	$8,685

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$584	$1,327,857	$194,488	$(110,377)	$1,412,552
Operating costs and expenses:
Cost of goods sold	—	341,866	82,860	(110,377)	314,349
Marketing and selling	28	204,361	82,399	—	286,788
Distribution, circulation and fulfillment	—	172,416	69,072	—	241,488
Editorial	—	79,722	32,345	—	112,067
Other general expenses	2,369	133,177	47,196	—	182,742
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	21,202	—	9,695	—	30,897
Depreciation of property and equipment	2,678	47,921	18,282	—	68,881
Amortization of intangible assets, goodwill and other	889	173,248	34,101	—	208,238
Non-cash compensation and non-recurring charges	11,624	991	(2,113)	—	10,502
Provision for severance, closures and restructuring related costs	34,889	12,187	2,593	—	49,669
(Gain) loss on sale of businesses and other, net	(1,430)	12,426	(3,749)	—	7,247

Operating income (loss)	(71,665)	149,542	(178,193)	—	(100,316)
Other income (expense):
Provision for impairment of investments	(14,252)	—	(4,793)	—	(19,045)
Interest expense	(136,519)	(3,156)	(203)	—	(139,878)
Amortization of deferred financing costs	(786)	(2,659)	(24)	—	(3,469)
Equity in losses of subsidiaries	(517,173)	—	—	517,173	—
Intercompany management fees and interest	183,161	(183,161)	—	—	—
Other, net	6,051	714	(1,753)	—	5,012

Loss from continuing operations before income tax expense	(551,183)	(38,720)	(184,966)	517,173	(257,696)
Income tax (expense) benefit	(48,240)	1,923	(39)	—	(46,356)

Loss from continuing operations	(599,423)	(36,797)	(185,005)	517,173	(304,052)
Discontinued operations	—	110,419	(17,282)	—	93,137
Cumulative effect of a change in accounting principle	—	(367,927)	(20,581)	—	(388,508)

Net loss	$(599,423)	$(294,305)	$(222,868)	$517,173	$(599,423)

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2002

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$4,700	$12,857	$996	$—	$18,553
Accounts receivable, net	622	197,476	21,079	—	219,177
Intercompany receivables	1,542,122	655,911	(37,955)	(2,160,078)	—
Inventories	—	23,460	861	—	24,321
Prepaid expenses and other	5,979	29,982	6,659	—	42,620

Total current assets	1,553,423	919,686	(8,360)	(2,160,078)	304,671
Property and equipment, net	10,578	81,274	36,098	—	127,950
Investment in and advances to subsidiaries	582,781	—	—	(582,781)	—
Other intangible assets, net	—	341,276	9,745	—	351,021
Goodwill	(6,076)	934,812	43,803	—	972,539
Other non-current assets	19,554	54,396	5,422	67	79,439

	$2,160,260	$2,331,444	$86,708	$(2,742,792)	$1,835,620

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$8,591	$84,617	$16,703	$—	$109,911
Intercompany payables	825,616	889,613	444,782	(2,160,011)	—
Accrued expenses and other	120,504	110,706	19,048	—	250,258
Deferred revenues	2,067	166,782	16,272	—	185,121
Current maturities of long-term debt	4,163	3,498	—	—	7,661

Total current liabilities	960,941	1,255,216	496,805	(2,160,011)	552,951

Long-term debt	1,706,743	20,934	—	—	1,727,677
Intercompany notes payable	—	2,365,640	764,384	(3,130,024)	—
Deferred revenues	—	41,466	—	—	41,466
Deferred income taxes	49,500	—	—	—	49,500
Other non-current liabilities	2,409	20,577	373	—	23,359

Total Liabilities	2,719,593	3,703,833	1,261,562	(5,290,035)	2,394,953

Exchangeable preferred stock	484,465	—	—	—	484,465

Shareholders' deficiency:
Series J convertible preferred stock	145,351	—	—	—	145,351
Common stock	2,675	—	—	—	2,675
Additional paid-in capital	2,336,091	—	—	—	2,336,091
Accumulated deficit	(3,445,083)	(1,372,317)	(1,174,679)	2,546,996	(3,445,083)
Accumulated other comprehensive loss	(247)	(72)	(175)	247	(247)
Unearned compensation	(4,730)	—	—	—	(4,730)
Common stock in treasury, at cost	(77,855)	—	—	—	(77,855)

Total shareholders' deficiency	(1,043,798)	(1,372,389)	(1,174,854)	2,547,243	(1,043,798)

	$2,160,260	$2,331,444	$86,708	$(2,742,792)	$1,835,620

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net loss	$(599,423)	$(294,305)	$(222,868)	$517,173	$(599,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,353	235,120	62,597	—	302,070
Gain on sale of businesses and other, net	(1,430)	(94,531)	(8,241)	—	(104,202)
Non-cash revenue related to assets-for- equity transactions	—	(4,547)	(3,023)	—	(7,570)
Equity in losses of equity method investments	4,561	1,585	—	—	6,146
Accretion of discount on acquisition obligation and other	1,371	1,220	—	—	2,591
Non-cash compensation and non-recurring charges	14,385	990	3,206	—	18,581
Cumulative effect of a change in accounting principle	—	367,927	20,581	—	388,508
Provision for the impairment of investments	14,252	—	4,979	—	19,231
Equity in losses of subsidiaries	517,173	—	—	(517,173)	—
Intercompany (income) expense	(183,161)	183,161	—	—	—
Deferred income taxes	49,500	—	—	—	49,500
Other, net	(8,679)	(1,487)	1,127	—	(9,039)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(1,272)	38,785	5,649	—	43,162
Inventories	—	8,047	779	—	8,826
Prepaid expenses and other	4,963	4,663	1,884	—	11,510
Increase (decrease) in:
Accounts payable	6,097	(34,287)	(5,640)	—	(33,830)
Accrued expenses and other	18,076	(9,251)	(27,918)	—	(19,093)
Deferred revenues	(40,285)	(8,448)	32,086	—	(16,647)
Other non-current liabilities	(2,410)	(4,818)	(2,812)	—	(10,040)

Net cash provided by (used in) operating activities	(201,929)	389,824	(137,614)	—	50,281

Investing activities:
Additions to property, equipment and other, net	(8,610)	(17,712)	(12,841)	—	(39,163)
Proceeds from sale of businesses and other	420	236,980	4,464	—	241,864
Payments for businesses acquired, net of cash acquired	—	(3,544)	(425)	—	(3,969)
Payments for other investments, net	(954)	(2,995)	—	—	(3,949)

Net cash provided by (used in) investing activities	(9,144)	212,729	(8,802)	—	194,783

Financing activities:
Intercompany activity	$454,380	$(598,720)	$144,340	$—	$—
Borrowings under credit agreements	501,765	—	—	—	501,765
Repayments of borrowings under credit agreements	(644,909)	—	—	—	(644,909)
Payments for repurchases of senior notes	(64,437)	—	—	—	(64,437)
Proceeds from issuances of common stock, net	1,435	—	—	—	1,435
Dividends paid to preferred stock shareholders	(49,806)	—	—	—	(49,806)
Deferred financing costs paid	(108)	—	—	—	(108)
Other	(25)	(4,233)	219	—	(4,039)

Net cash provided by (used in) financing activities	198,295	(602,953)	144,559	—	(260,099)

Decrease in cash and cash equivalents	(12,778)	(400)	(1,857)	—	(15,035)
Cash and cash equivalents, beginning of year	17,478	13,257	2,853	—	33,588

Cash and cash equivalents, end of year	$4,700	$12,857	$996	$—	$18,553

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$1,195,192	$250,950	$(68,368)	$1,377,774
Operating costs and expenses:
Cost of goods sold	—	284,957	113,308	(68,157)	330,108
Marketing and selling	80	252,584	97,446	—	350,110
Distribution, circulation and fulfillment	—	131,366	79,223	—	210,589
Editorial	—	87,867	35,743	—	123,610
Other general expenses	131	119,978	65,856	—	185,965
Corporate administrative expenses (excluding non-cash compensation and non-recurring charges)	29,226	1,182	1,900	(211)	32,097
Depreciation of property and equipment	2,108	40,454	33,152	—	75,714
Amortization of intangible assets, goodwill and other	509	150,065	527,202	—	677,776
Non-cash compensation and non-recurring charges	30,199	—	26,480	—	56,679
Provision for severance, closures and restructuring related costs	14,201	7,592	21,886	—	43,679
(Gain) loss on sale of businesses and other, net	(9,218)	(48,848)	833	—	(57,233)

Operating income (loss)	(67,236)	167,995	(752,079)	—	(651,320)
Other income (expense):
Provision for impairment of investments	(93,869)	—	(12,643)	—	(106,512)
Interest expense	(142,223)	(3,303)	(402)	—	(145,928)
Amortization of deferred financing costs	(603)	(10,205)	(139)	—	(10,947)
Equity in losses of subsidiaries	(855,146)	—	—	855,146	—
Intercompany management fees and interest	215,896	(215,896)	—	—	—
Other, net	(34,005)	14,716	(16,269)	—	(35,558)

Loss from continuing operations before income tax expense	(977,186)	(46,693)	(781,532)	855,146	(950,265)
Income tax expense	(134,455)	(386)	(159)	—	(135,000)

Loss from continuing operations	(1,111,641)	(47,079)	(781,691)	855,146	(1,085,265)
Discontinued operations	—	13,894	(40,270)	—	(26,376)

Net loss	$(1,111,641)	$(33,185)	$(821,961)	$855,146	$(1,111,641)

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net loss	$(1,111,641)	$(33,186)	$(821,960)	$855,146	$(1,111,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,220	216,051	587,697	—	806,968
Loss (gain) on sale of businesses and other, net	(9,218)	(53,926)	5,911	—	(57,233)
Non-cash revenue related to assets-for-equity transactions	—	(35,092)	(18,658)	—	(53,750)
Equity in losses of equity method investments	37,015	732	2,014	—	39,761
Accretion of discount on acquisition obligation and other	660	997	—	—	1,657
Non-cash compensation and non-recurring charges	28,125	—	1,503	—	29,628
Provision for the impairment of investments	93,869	—	12,643	—	106,512
Equity in losses of subsidiaries	855,146	—	—	(855,146)	—
Intercompany (income) expense	(215,896)	215,896	—	—	—
Deferred income taxes	135,000	—	—	—	135,000
Other, net	—	(2,008)	8,874	—	6,866
Changes in operating assets and liabilities:		—	—
(Increase) decrease in:		—	—
Accounts receivable, net	(921)	31,492	20,305	—	50,876
Inventories	—	4,125	5,678	—	9,803
Prepaid expenses and other	(35,531)	1,707	27,762	—	(6,062)
Increase (decrease) in:		—	—
Accounts payable	(5,043)	(13,849)	(5,223)	—	(24,115)
Accrued expenses and other	19,366	(19,651)	(20,828)	—	(21,113)
Deferred revenues	(30)	(6,483)	(6,329)	—	(12,842)
Other non-current liabilities	146	(25,818)	24,009	—	(1,663)

			—
Net cash provided by (used in) operating activities	(205,733)	280,987	(176,602)	—	(101,348)

	—	—	—
Investing activities:		—	—
Additions to property, equipment and other, net	(2,140)	(29,555)	(29,045)	—	(60,740)
Proceeds from sales of businesses and other, net	6,557	82,871	985	—	90,413
Payments for businesses acquired, net of cash acquired	10,000	(543,930)	108,082	—	(425,848)
Payments for other investments, net	(12,672)	(1,560)	3,350	—	(10,882)

Net cash provided by (used in) investing activities	1,745	(492,174)	83,372	—	(407,057)

Financing activities:
Intercompany activity	$(328,583)	$233,591	$94,992	$—	$—
Borrowings under credit agreements	1,474,600	—	—	—	1,474,600
Repayments of borrowings under credit agreements	(1,620,725)	—	—	—	(1,620,725)
Proceeds from issuance of Senior Notes, net	492,685	—	—	—	492,685
Payments of acquisition obligation	(3,310)	(5,523)	—	—	(8,833)
Proceeds from issuances of common stock and Series K Convertible		—	—
Preferred Stock, net	130,202	—	97	—	130,299
Proceeds from issuance of Series J Convertible Preferred Stock and related warrants	124,649	—	—	—	124,649
Dividends paid to preferred stock shareholders	(53,060)	—	—	—	(53,060)
Deferred financing costs paid	(370)	(17,518)	—	—	(17,888)
Other	(158)	(3,199)	(67)	—	(3,424)

Net cash provided by financing activities	215,930	207,351	95,022	—	518,303

Increase (decrease) in cash and cash equivalents	11,942	(3,836)	1,792	—	9,898
Cash and cash equivalents, beginning of year	5,536	17,093	1,061	—	23,690

Cash and cash equivalents, end of year	$17,478	$13,257	$2,853	$—	$33,588

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

        During the three month period ended December 31, 2003, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of March 12, 2004 regarding the Directors and executive officers of PRIMEDIA. All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified.

Name	Age	Position(s)
Dean B. Nelson	45	Chairman of the Board and Director
Kelly P. Conlin	43	President, Chief Executive Officer and Director
Beverly C. Chell	61	Vice Chairman, General Counsel, Secretary and Director
Joseph Y. Bae	32	Director
David A. Bell	60	Director
Timothy D. Dattels	46	Director
Meyer Feldberg	62	Director
Perry Golkin	50	Director
H. John Greeniaus	59	Director
Henry R. Kravis	60	Director
George R. Roberts	60	Director
Michaelanne C. Discepolo	50	Executive Vice President, Human Resources
Martin E. Maleska	59	Executive Vice President; President and Chief Executive Officer, PRIMEDIA Business Information Group
Robert C. Metz	51	Executive Vice President; Chief Executive Officer, Consumer Guides Group
H. James Ritts III	50	Executive Vice President; President and Chief Executive Officer, PRIMEDIA Television
Matthew A. Flynn	46	Senior Vice President, Chief Financial Officer and Treasurer
Christopher A. Fraser	41	Senior Vice President, Law
James Magrone	51	Senior Vice President, Investor Relations
Robert J. Sforzo	56	Senior Vice President, Chief Accounting Officer and Controller

        Mr. Nelson became a Director of the Company and the Interim Chairman of the Board in April 2003. In October 2003, Mr. Nelson became the Chairman of the Board. He has been the Chief Executive Officer of Capstone Consulting LLC ("Capstone") since March 2000. From August 1985 to February 2000, Mr. Nelson was employed by Boston Consulting Group, Inc. where he was a Senior Vice President from December 1998 to February 2000 and held various other positions from August 1985 to November 1998.

        Mr. Conlin has been a Director and the Chief Executive Officer of the Company since October 2003. Prior to joining the Company, Mr. Conlin was Chief Executive Officer of International Data Group ("IDG") from March 1999 to September 2002, a director of IDG from March 2001 to September 2002 and President of IDG from October 1995 to September 2002. From January 2003 to September 2003, Mr. Conlin was an advisor to Providence Equity Partners, a private investment firm specializing in equity investments in communications and media companies.

        Ms. Chell has been Vice Chairman, General Counsel, Secretary and a Director of the Company for more than five years.

        Mr. Bae became a Director of the Company in April 2002. Mr. Bae is a limited partner of KKR Associates and has been an executive of KKR since September 1996. Previously, he worked at Goldman Sachs & Co. from 1994 to 1996. He is also a director of The Boyd's Collection Ltd. Mr. Bae serves on the Compensation and Executive Committees.

        Mr. Bell became a Director of the Company in May 2001. He has been the Chairman and Chief Executive Officer of the Interpublic Group of Companies since February 2003 and was the Vice Chairman of the Interpublic Group of Companies from July 2001 to January 2003 and the Chairman of the Board and Chief Executive Officer of True North Communications Inc. from 1999 through 2001. From 1994 through 1999, he was President and Chief Executive Officer of Bozell World Wide, a division of True North. Mr. Bell is also a director of The Warnaco Group, Inc. Mr. Bell is a member of the Audit Committee and the Governance Committee.

        Mr. Dattels became a Director of the Company in September 2003. From 1996 to 2003, Mr. Dattels was a partner at Goldman Sachs where he served as the Head of Goldman Sachs' Menlo Park office from November 2000 to January 2003 and Head of Investment Banking in Asia from August 1995 to November 2000. Mr. Dattels is the Chairman of the Audit Committee and a member of the Governance Committee.

        Professor Feldberg became a Director of the Company in 1997. Professor Feldberg is Professor and Dean of the Columbia University Graduate School of Business ("CUGSB") and has been since 1989. Professor Feldberg announced that he will be stepping down as Dean of CUGSB effective June 2004 and he will remain on the faculty as the Sanford Bernstein Professor of Leadership and Ethics at CUGSB. He joined the Board in January 1997. He is also a director of UBS Funds, Federated Department Stores, Inc., Revlon, Inc., SAPPI, Ltd., and Select Medical Corporation. He is a member of the Special Compensation Committee and the Chairman of the Governance Committee.

        Mr. Golkin became a Director of the Company in November 1991. He is a General Partner of KKR Associates and was a General Partner of KKR from January 1, 1995 until January 1, 1996 when he became a member of the limited liability company which serves as the general partner of KKR. He is also a director of Walter Industries, Inc., Bristol West Holdings, Inc. and Willis Group Holdings Limited. Mr. Golkin is a member of the Compensation and Executive Committees.

        Mr. Greeniaus became a Director of the Company in June 1998. Mr. Greeniaus has been President of G-Force, Inc. since 1998. He was Chairman and Chief Executive Officer of Nabisco, Inc. from 1993 through 1997. He is also a director of the Interpublic Group of Companies, Inc. He is a member of the Audit Committee, the Governance Committee and the Special Compensation Committee.

        Mr. Kravis became a Director of the Company in November 1991. He is a Founding Partner of KKR and KKR Associates. Effective January 1, 1996, he became a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a director of Alliance Imaging, Inc., Amphenol Corporation, The Boyd's Collection Ltd., and Willis Group Holdings Limited. Mr. Kravis is Chairman of the Compensation Committee and serves on the Executive Committee.

        Mr. Roberts became a Director of the Company in March 1992. He is a Founding Partner of KKR and KKR Associates. Effective January 1, 1996, he became a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a director of Owens-Illinois, Inc., Safeway, Inc. and Willis Group Holdings Limited.

        Ms. Discepolo has been Executive Vice President, Human Resources of the Company since March 2001, Senior Vice President, Human Resources from December 1999 to March 2001 and Vice President, Human Resources from January 1993 to December 1999.

        Mr. Maleska became President and Chief Executive Officer of the PRIMEDIA Business Information Group in September 2003 and is also responsible for WPL. He is also a director of VCampus Corporation. From January 1999 to August 2003, Mr. Maleska was Managing Director, Business Information Services at Veronis Suhler Stevenson. From April 1995 to December 1998, Mr. Maleska was the President of Simon & Schuster's International and Business Professional Group.

        Mr. Metz has been Executive Vice President of the Company since May 2000 and Chief Executive Officer of the Consumer Guides Group for over five years.

        Mr. Ritts has been Executive Vice President of the Company since May 2003 and President and Chief Executive Officer of PRIMEDIA Television which includes Channel One Network and Films for the Humanities and Sciences since June 2000. Before joining the Company, Mr. Ritts served as Chief Executive Officer of the Digital Entertainment Network from March 1999 to March 2000 and Commissioner of the Ladies Professional Golf Association from 1995 to 1999. Before that, Mr. Ritts was a co-founder of Channel One.

        Mr. Flynn has been the Chief Financial Officer of the Company since May 2003 and has been Senior Vice President and Treasurer of the Company since March 2001. Before joining the Company, Mr. Flynn was Managing Director for Banc of America Securities LLC, in the Media and Telecom Group.

        Mr. Fraser has been Senior Vice President, Law of the Company since April 2002, Deputy General Counsel from December 1999 through May 2001 and Associate General Counsel from October 1994 through November 1999.

        Mr. Magrone has been Senior Vice President, Investor Relations of the Company since May 2001. From March 1999 to March 2001, Mr. Magrone was Treasurer and Vice President of Investor Relations for RSL Communications, Ltd.

        Mr. Sforzo has been the Chief Accounting Officer of the Company since May 2003, a Senior Vice President of PRIMEDIA since December 1999, and the Controller of the Company since October 1998. Prior to that time, he was the Vice President of Internal Audit starting in June 1997.

        Messrs. Kravis and Roberts are first cousins.

        The business address of the above executive officers of the Company, with the exception of Messrs. Metz and Ritts, is the address of the principal executive office of PRIMEDIA. The business addresses of Messrs. Metz and Ritts are 3119 Campus Drive, Norcross, Georgia 30071 and 1440 Broadway, New York, New York 10018, respectively.

Audit Committee Independence and Financial Expert

        The Audit Committee currently consists of Messrs. Dattels (Chairman), Greeniaus and Bell. The Board has determined that Messrs. Dattels, Greeniaus and Bell are independent in accordance with applicable rules promulgated by the Securities and Exchange Commission ("SEC") and the New York Stock Exchange listing standards. The Board of Directors has also determined that Messrs. Dattels, Greeniaus and Bell each qualify as an "audit committee financial expert" as defined in Section 401(h) of Regulation S-K promulgated by the SEC, and that each has accounting and related financial management expertise within the meaning of the New York Stock Exchange listing standards.

PRIMEDIA Code of Business Conduct and Ethics

        The Company has a Code of Business Conduct and Ethics (the "Code") which is applicable to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code is available free of charge on the Company's Web site at www.primedia.com under the caption "Company Overview—Governance" and in print to any shareholder who requests. Requests for copies may be directed to Investors Relations, PRIMEDIA Inc., 745 Fifth Avenue, New York, New York 10151. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our Web site promptly following the date of such amendment or waiver (to the extent applicable to the Company's directors, chief executive officer, chief financial officer and chief accounting officer).

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of its equity securities to file reports of ownership and reports of changes in ownership of such equity securities with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that all of its directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table shows compensation paid for the fiscal years ended December 31, 2001 and 2002 and compensation payable for the fiscal year ended December 31, 2003 by the Company to the current and former Chief Executive Officers of the Company in 2003 and each of the other four most highly compensated executive officers of the Company in 2003 in all capacities in which they served:

Long-Term Compensation
Awards
Annual Compensation
				Stock Options(#)	Restricted Stock($)(2)		All Other Compensation($)(3)
Name and Principal Position	Year	Salary($)	Bonus($)(1)
Dean B. Nelson Chairman of the Board	2003 2002 2001	$506,731 — —	$251,914 — —	— — —		$697,500 — —	$699,000 — —
Kelly P. Conlin Chief Executive Officer and President	2003 2002 2001	$152,308 — —	$100,000 — —	2,000,000 — —		$3,390,000 — —	$16,625 — —
Beverly C. Chell Vice Chairman, General Counsel and Secretary	2003 2002 2001	$730,191 699,998 699,998	$488,005 320,000 —	— 1,100,000 —		$976,500 — —	$10,751 12,116 20,480
Robert C. Metz Executive Vice President; CEO, Consumer Guides Group	2003 2002 2001	$438,923 400,000 399,525	$536,212 429,135 412,186	— — 95,000		$1,305,000 — —	$2,075 2,126 7,081
Thomas S. Rogers(4) Former Chairman and Chief Executive Officer	2003 2002 2001	$1,290,000 1,290,000 1,248,463	$266,667 660,000 —	— 3,000,000 —	$	— — —	$558,286 38,816 38,012
Charles G. McCurdy(4) Former Interim Chief Executive Officer and President	2003 2002 2001	$701,345 699,998 699,998	$446,875 320,000 —	— 2,000,000 —	$	— — —	$239,364 12,377 21,063
David G. Ferm(4) Former Executive Vice President; President and CEO, Consumer Media and Magazine Group	2003 2002 2001	$748,654 685,577 697,690	$411,780 336,386 —	— 100,000 40,000	$	— — —	$5,000 5,001 5,100

(1)
During the calendar year ended December 31, 2003, all executive officers participated in the Company's executive incentive and discretionary performance plans. Under these plans, cash awards are contingent and are based on various factors including earnings performance and cash flow of the Company (or in the case of Messrs. Metz and Ferm, earnings and cash flow of the operations they respectively manage) and the executive's individual performance during the calendar year in question as evaluated by the committee overseeing the plans. The bonus amounts reflected in the table for Messrs. Rogers, McCurdy and Ferm were determined as part of their respective separation agreements with the Company. See "Employment Agreements" for a more detailed description. The amount reflected in the table for Mr. Ferm represents Mr. Ferm's annual target bonus for 2003. Pursuant to Mr. Ferm's severance agreement, he is entitled to receive the greater of his annual target bonus for 2003 and his actual bonus for 2003 calculated pursuant to the Executive Incentive Plan. The Company's proxy statement for its 2004 Annual Meeting will reflect the final bonus amount received by Mr. Ferm in 2003.

(2)
On December 2, 2003, Mr. Nelson and Ms. Chell were granted, respectively, 250,000 and 350,000 shares of restricted Common Stock. Mr. Nelson's restricted Common Stock will vest on March 31, 2004, so long as Mr. Nelson remains continuously employed with the Company through the vesting date. Ms. Chell's restricted Common Stock will vest one-half on December 2, 2004 and one-half on December 2, 2005, so long as Ms. Chell remains continuously employed with the Company through the vesting date. On October 21, 2003, Mr. Conlin was granted 1,000,000 shares of restricted Common Stock. Mr. Conlin's restricted Common Stock will vest one-half on October 21, 2005 and one-quarter will vest on each of October 21, 2006 and October 21, 2007, so long as Mr. Conlin remains continuously employed with the Company through the vesting date. On November 30, 2003, Mr. Metz was granted 450,000 shares of restricted Common Stock. Mr. Metz's restricted Common Stock will vest one-half on November 30, 2005 and one-quarter will vest on each of November 30, 2006 and November 30, 2007, so long as Mr. Metz remains continuously employed with the Company through the vesting date. The restricted Common Stock was granted pursuant to the Company's Stock Option Plan. Dividends, if any, on all shares of restricted Common Stock are paid at the same rate and at the same time as paid to all stockholders. The value of the shares of restricted Common Stock reflected in the table as of December 31, 2003 based on a closing price of the Common Stock on December 31, 2003 of $2.83 is as follows: Mr. Nelson, $707,500; Mr. Conlin, $2,830,000; Ms. Chell, $990,500; and Mr. Metz, $1,273,500.

(3)
Includes contributions made by the Company for the benefit of the executives to the PRIMEDIA Thrift and Retirement Plan (the "Thrift Plan"), a defined contribution plan covering most of the Company's employees, and interest on amounts previously contributed to the PRIMEDIA Restoration Plan (the "Restoration Plan"), a deferred unfunded program restoring to employees the amount of the Company contribution to the PRIMEDIA Thrift and Retirement Plan which the Company was not permitted to contribute because of the limit on contributions to qualified plans under the Code. For 2003, for Mr. Nelson, includes $699,000 paid to Capstone for consulting services received. Mr. Nelson is the Chief Executive Officer of Capstone. For 2003, for Mr. Conlin, includes $16,625 representing the amount Mr. Conlin would have benefited under the Thrift Plan if he had been entitled to participate in the Thrift Plan in 2003, which the Company agreed to pay pursuant to his employment agreement. For 2003, for Ms. Chell and Mr. Metz, includes $8,000 and $2,000, respectively, of contributions under the Thrift Plan and $2,751 and $75, respectively, of interest on amounts previously contributed to the Restoration Plan. For 2003, for Mr. Rogers, includes $8,000 of contributions under the Thrift Plan, $11 of interest on amounts previously contributed to the Restoration Plan, a $533,333 payment paid pursuant to Mr. Rogers' separation and release agreement in respect of Mr. Rogers' 2003 bonus for the period from April 18, 2003 to December 31, 2003, and $16,942 for additional life and long-term disability insurance. For 2003, for Mr. McCurdy, includes $8,000 of contributions under the Thrift Plan, $2,907 of interest on amounts previously contributed to the Restoration Plan, $57,642 of accrued and unused vacation time paid to Mr. McCurdy in December 2003 pursuant to his separation agreement, a $66,346 payment paid pursuant to Mr. McCurdy's separation agreement in respect of base salary for the period from December 1, 2003 to December 31, 2003, a $40,625 payment paid pursuant to Mr. McCurdy's separation agreement in respect of Mr. McCurdy's 2003 bonus for the period from December 1, 2003 to December 31, 2003, and a $63,844 cash payment to Mr. McCurdy in lieu of receipt by Mr. McCurdy of certain company-provided employee benefits he is entitled to receive under his employment agreement upon termination of his employment with the Company. For 2003, for Mr. Ferm, includes $5,000 of contributions under the Thrift Plan.

(4)
Messrs. Rogers, McCurdy and Ferm are no longer employed by the Company.

Stock Option Grants in Last Fiscal Year(1)

Individual Grants
	Number of Securities Underlying Options Granted(#)(2)	% of Total Options Granted to Employees in Fiscal Year				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Eight-Year Option Term (3)
			Exercise Price Per Share ($/Share)	Market Price on Date of Grant ($/Share)
Name					Expiration Date
						0%($)	5%($)	10%($)
Kelly P. Conlin(4)	2,000,000	51.2%	$3.09	$3.39	10/21/11	$0	$2,182,400	$5,952,800
Increase in market value of PRIMEDIA Common Stock for all stockholders at assumed annual rates of stock price appreciation (as used in the table above) from $2.83 per share, over the eight-year period, based on approximately 262.9 million shares (includes approximately 3.2 million shares of restricted stock granted, but not yet issued) outstanding on December 31, 2003.	5% (to $4.1812/share) $355,276,280	10% (to $6.0664/share) $850,959,261

(1)
No Stock Appreciation Rights were granted to the named executive officers during 2003.

(2)
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

(3)
Potential Realizable Value is based on the assumed annual growth rates for each of the grants shown over their eight-year option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock.

(4)
On October 21, 2003, Mr. Conlin was granted 2,000,000 options to purchase stock. The options vest 25% per year on each anniversary commencing on October 21, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values (1)

	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)
			Value of Unexercised In- the-Money Options at Fiscal Year-End($)(2)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Dean B. Nelson	—	—	$—	$—
Kelly P. Conlin	—	2,000,000	—	—
Beverly C. Chell	1,913,859	968,625	—	—
Robert C. Metz	133,500	51,500	46,550	46,550
Thomas S. Rogers	8,000,000	—	—	—
Charles G. McCurdy	5,116,042	—	—	—
David G. Ferm	201,250	—	39,200	—

(1)
No options were exercised by the named executive officers in 2003.

(2)
The Company's stock price on December 31, 2003 was $2.83 per share.

Compensation of Directors

        Directors who are full-time employees of the Company receive no additional compensation for services as a director. Non-employee directors receive an annual all inclusive fee of $55,000 for all services on the Board and all committees, except that in connection with serving on the Audit Committee of the Board, and in recognition of the additional duties and time commitments required of Audit Committee members, the Chairman of the Audit Committee receives an additional $30,000 and all other members of the Audit Committee receive an additional $25,000. Consistent with the past practices of the Company, upon becoming a director of the Company, on September 17, 2003, Mr. Dattels was granted 50,000 options to purchase Common Stock of the Company at an exercise price of $2.95 per share under the Stock Option Plan.

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

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consisted of Messrs. Kravis, Golkin and Bae in 2003. None of Messrs. Kravis, Golkin or Bae have been an officer or employee of the Company. Each of Messrs. Kravis and Golkin are general partners of KKR Associates and members of KKR 1996 GP LLC, the general partners of the partnerships, which own as of December 31, 2003, approximately 60% of the outstanding Common Stock of the Company. As general partners of KKR Associates and members of KKR 1996 GP LLC, Messrs. Kravis and Golkin may be deemed to share beneficial ownership of the Common Stock beneficially owned by KKR Associates and KKR 1996 GP LLC; however, they disclaim such beneficial ownership. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

Employment Agreements

        In October 2003, Mr. Conlin entered into a four-year employment agreement providing for an annual salary of $900,000 and an annual target performance bonus of at least $450,000. Mr. Conlin is guaranteed a bonus of $450,000 for 2004 (the "Guaranteed Bonus"). Under the agreement, Mr. Conlin was granted 1,000,000 shares of restricted Common Stock and 2,000,000 stock options. Mr. Conlin was required pursuant to the agreement to purchase $500,000 of Common Stock of the Company, which he has already done. If Mr. Conlin's employment is terminated by reason of death or disability, he is entitled to receive (a) his base salary through the end of the month in which death occurs or in which disability benefits commence, as applicable, (b) if such termination occurs in any year other than 2003 or 2004, 50% of Mr. Conlin's base salary then in effect in lieu of an annual bonus, (c) the Guaranteed Bonus to the extent unpaid on the date of termination, and (d) vesting of outstanding unvested stock options and restricted stock. If Mr. Conlin's employment is terminated by the Company without Cause (as defined in the agreement) or by Mr. Conlin following a Constructive Termination (as defined in the agreement) at anytime prior to October 21, 2007, he is entitled to receive (a) his base salary through the date of termination, (b) his base salary for a period of 24 months following such termination, (c) the Guaranteed Bonus to the extent unpaid on the date of termination, (d) if the termination occurs in 2005, 2006 or 2007, a prorated portion of his annual bonus based on the number of days Mr. Conlin was employed during the applicable year and (e) if such termination occurs prior to October 21, 2005, vesting of 50% of the restricted stock and options granted pursuant to the agreement. If Mr. Conlin's agreement is not renewed upon expiration of its term or is renewed, and thereafter, Mr. Conlin's employment is subsequently terminated by the Company without Cause or by Mr. Conlin following a Constructive Termination at anytime on or after October 21, 2007, he is entitled to receive (a) his base salary through the date of termination, (b) his base salary for a period of 12 months following such termination, and (c) a prorated portion of his annual bonus based on the number of days Mr. Conlin was employed during the applicable year. If following a Change of Control (as defined in the agreement) Mr. Conlin's employment is terminated without Cause by the Company or by Mr. Conlin following a Constructive Termination, in addition to the rights and benefits described above, all rights and benefits granted by the Company to Mr. Conlin, whether pursuant to the agreement or otherwise, shall become vested. If Mr. Conlin's employment is terminated by the Company for Cause or Mr. Conlin voluntary terminates the employment (excluding any termination following a Constructive Termination without Cause), Mr. Conlin shall be entitled to (a) his base salary through the date of termination, and (b) exercise all vested options, and all his unvested options and restricted stock shall be forfeited.

        In April 2001, Ms. Chell entered into an agreement with the Company providing for an annual salary of $700,000 (which amount was increased to $750,000 by the Compensation Committee effective May 15, 2003), an annual target performance bonus of 55% of her base salary, and an additional annual discretionary bonus of $700,000 based on the performance of certain start-up business areas for the Company. In the event of a Change of Control (as defined by the agreement) or if Ms. Chell's employment is terminated by reason of retirement or any other termination at or after age 65, Ms. Chell shall be entitled to receive $200,000 annually for life. If Ms. Chell's retirement occurs between the age of 60 and 65, the $200,000 annual payment shall be reduced by 7% for each year that payments commence prior to age 65, subject to adjustment in certain limited circumstances.

        In April 1998, the Company entered into a letter agreement with Mr. Metz providing for the payment to Mr. Metz of 18 months base salary and a prorated portion of his target bonus based on the number of days Mr. Metz was employed during such year if the Company terminates Mr. Metz's employment without cause. In addition, in February 2002, a three-year compensation plan was established for Mr. Metz and three other senior executives in the Consumer Guides Group. Under this plan, Mr. Metz has target payouts of $150,000 and $450,000 for 2003 and 2004, respectively. Payment of any amount is contingent on the Consumer Guides Group achieving certain financial targets. Payments to Mr. Metz under this plan are set forth in the Executive Compensation Table.

        In April 2003, Mr. Rogers resigned as Chairman of the Board and Chief Executive Officer. The decision was made mutually by Mr. Rogers and the Board of Directors of the Company based on differences regarding the future direction of the Company. In March 2004, the Company and Mr. Rogers entered into a separation and release agreement pursuant to which he is entitled to receive (a) payment in respect of his base salary from April 2003 to April 2005, (b) a prorated portion of his annual incentive bonus for 2003 based on his annual target bonus for 2003, (c) his annual incentive bonus for a period of 24 months based on his annual target bonus, (d) an agreed upon amount in respect of Mr. Rogers' 2002 annual bonus, (e) reimbursement of Mr. Rogers' attorneys fees incurred in connection with the negotiation of Mr. Rogers' separation and release agreement, (f) vesting of outstanding unvested stock options and the extension of the exercise period for certain options, and (g) continued coverage in PRIMEDIA's health and fringe benefit plans for 24 months (or, if PRIMEDIA cannot provide certain coverage, cash to enable Mr. Rogers to obtain equivalent coverage). The Company also agreed to maintain a separate office and secretarial support for him through April 2004. Amounts paid to Mr. Rogers in 2003 are set forth in the Executive Compensation Table.

        In April 2002, Mr. McCurdy entered into a four-year employment agreement providing for an annual salary of $700,000 (which amount was increased to $750,000 by the Compensation Committee effective May 15, 2003), an annual target performance bonus of 55% of his base salary, and an additional discretionary bonus based on his performance in connection with the restructuring/reformation program. Mr. McCurdy's employment with the Company was terminated by mutual agreement on December 1, 2003. The Company and Mr. McCurdy entered into a Separation Agreement pursuant to which he is entitled to receive (a) his base salary for a period of 24 months following the date of termination of his employment, (b) a prorated portion of his annual incentive bonus for 2003 based on his annual target bonus for 2003, (c) his annual incentive bonus for a period of 24 months based on his annual target bonus for 2003, (d) a payment for services performed by Mr. McCurdy in 2003 in connection with the restructuring of the Company, (e) vesting of outstanding unvested stock options granted and the extension of the exercise period on all options expiring prior to November 2008, and (f) continued coverage in PRIMEDIA's health benefit plans for 24 months. The Company also agreed to maintain a separate office with secretarial support for a period of 24 months. Payments to Mr. McCurdy in 2003 are reflected in the Executive Compensation Table.

        In March 2002, Mr. Ferm and the Company entered into an agreement extending his employment agreement through December 31, 2003. The agreement provided for a base salary of $750,000, an annual target performance bonus of $450,000 based on the performance of the PRIMEDIA Magazine and Media Group, of which Mr. Ferm was President and Chief Executive Officer. By mutual agreement Mr. Ferm left the Company upon expiration of his employment agreement and the Company agreed (a) to pay him his base salary for a period of 12 months from the date of termination and (b) to vest all options to purchase Common Stock with an exercise price of $1.85 held by Mr. Ferm and to extend the exercise period for all his vested options to December 2004. Payments to Mr. Ferm in 2003 are reflected in the Executive Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 15, 2004 by (i) each beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group:

Name	Number of Shares Beneficially Owned(1)	Percentage
KKR Associates, L.P.(2) 9 West 57th Street New York, New York 10019	106,886,265	40.62%
KKR 1996 GP LLC(3) 9 West 57th Street New York, New York 10019	80,615,284	27.37%
Marathon Asset Management Limited(4)	15,560,371	6.00%
Joseph Y. Bae(2)(3)	—	*
David Bell(5)	36,500	*
Beverly C. Chell(6)	2,680,123	*
Kelly P. Conlin(7)	1,170,000	*
Timothy D. Dattels	—	*
Meyer Feldberg(5)	152,500	*
David G. Ferm(8)	201,500	*
Perry Golkin(2)(3)(9)	85,638	*
H. John Greeniaus(5)	167,500	*
Henry R. Kravis(2)(3)	—	*
Charles G. McCurdy(8)(10)	5,401,556	2.01%
Robert C. Metz(11)	600,040	*
Dean B. Nelson(12)	3,050,000	1.15%
George R. Roberts(2)(3)(9)	82,638	*
Thomas S. Rogers(8)	9,979,948	3.68%
All directors and executive officers as a group (22 persons)	24,450,995	8.70%

*
Less than one percent

(1)
For the purpose of this table, a person or group is deemed to have "beneficial ownership" of any shares as of a given date which such person has voting power, investment power, or has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. Except as otherwise noted, each beneficial owner of more than five percent of the Company's Common Stock and each director and executive officer has sole voting and investment power over the shares reported. With respect to the restricted Common Stock of the Company shown as owned by certain executive officers, the executive officers have voting power but no investment power.

(2)
Shares of Common Stock shown as owned by KKR Associates, L.P. are owned of record by MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P., and KKR Partners II, L.P., of which KKR Associates, L.P. is the general partner and as to which it possesses sole voting and investment power. Messrs. Kravis, Roberts, and Golkin

  (directors of PRIMEDIA) and Paul E. Raether, Michael W. Michelson, James H. Greene, Edward A. Gilhuly and Scott M. Stuart, as the general partners of KKR Associates, L.P., may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Such persons disclaim beneficial ownership of such shares. Mr. Bae (a director of PRIMEDIA) is a limited partner of KKR Associates, L.P. and an executive of KKR. He disclaims beneficial ownership of such shares.

(3)
Of the shares shown as owned by KKR 1996 GP LLC, 49,190,039 shares are represented by shares of the Company's Common Stock, 7,870,000 shares are represented by warrants to purchase 7,870,000 shares of the Company's Common Stock which are currently exercisable by the holder and 23,555,245 shares are represented by 1,319,093 shares of Series J Convertible Preferred Stock which are convertible at the option of the holder into approximately 23,555,245 shares of the Company's Common Stock. The shares of Common Stock and Series J Convertible Preferred Stock and the warrants to purchase Common Stock shown as owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P., of which KKR Associates 1996 L.P. is the sole general partner. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P. and possesses sole voting and investment power. Messrs. Kravis, Roberts and Golkin (directors of PRIMEDIA) and Paul E. Raether, Michael W. Michelson, James H. Greene, Edward A. Gilhuly, Scott M. Stuart, Todd Fisher, Johannes Huth and Alexander Navab are the members of KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares and warrants. Messrs. Kravis and Roberts constitute the Executive Committee of KKR 1996 GP LLC. Mr. Bae (a director of PRIMEDIA) is a limited partner of KKR Associates, L.P. and an executive of KKR. He disclaims beneficial ownership of such shares and warrants.

(4)
Information based upon Schedule 13G filed on February 5, 2004 by Marathon Asset Management Limited ("Marathon") and M.A.M. Investments Ltd ("MAM"). According to the Schedule 13G, of the 15,560,371 shown as owned by Marathon and MAM, Marathon and MAM have shared voting power with respect to 9,820,082 shares and shared dispositive power with respect to 15,560,371.

(5)
Of the shares shown as owned, 25,000, 52,500 and 52,500 shares, respectively, for Messrs. Bell, Feldberg and Greeniaus are represented by options to purchase Common Stock which were either exercisable on February 15, 2004 or become exercisable within 60 days thereafter.

(6)
Of the shares shown as owned by Ms. Chell, 10,000 shares are owned of record by Robert Chell over which Ms. Chell has shared voting and investment power, 10,000 shares are owned of record by the Robert and Beverly Chell Foundation over which Ms. Chell has shared voting and investment power, 1,934,484 shares are represented by options to purchase Common Stock which were either exercisable on February 15, 2004 or become exercisable within 60 days thereafter, and 350,000 shares are represented by shares of restricted Common Stock which are not yet vested.

(7)
Of the shares shown as owned by Mr. Conlin, 1,000,000 shares are represented by shares of restricted Common Stock which are not yet vested.

(8)
Of the shares shown as owned, 201,250, 5,116,042 and 8,000,000 shares, respectively, for Messrs. Ferm, McCurdy and Rogers are represented by options to purchase Common Stock which were either exercisable on February 15, 2004 or become exercisable within 60 days thereafter.

(9)
Of the shares shown as owned, 82,638 and 82,638 shares, respectively, for Messrs. Golkin and Roberts are represented by shares Messrs. Golkin and Roberts may be entitled to receive pursuant to the Directors' Deferred Compensation Plan. See Item 11 of this Form 10-K under the caption "Compensation of Directors" for a description of the Directors' Deferred Compensation Plan.

(10)
Includes 160,000 shares held in trust for his minor children over which Mr. McCurdy does not have voting or investment power. He disclaims beneficial ownership of such shares.

(11)
Of the shares shown as owned by Mr. Metz, 133,500 are represented by options to purchase Common Stock which were either exercisable by February 15, 2004 or become exercisable within 60 days thereafter, and 450,000 shares are represented by shares of restricted Common Stock which are not yet vested.

(12)
Of the shares shown as owned by Mr. Nelson, 1,800,000 shares are represented by 1,800,000 options to purchase the Company's Common Stock issued to Capstone, a consultant of the Company, for services performed, which options are currently exercisable by Capstone, 1,000,000 shares are represented by shares of the Company's Common Stock owned by Capstone and 250,000 shares are represented by shares of restricted Common Stock granted to Mr. Nelson which vest on March 31, 2004. Mr. Nelson (the Chairman of the Board and a director of PRIMEDIA) is the Chief Executive Officer of Capstone and possesses sole voting and investment power with respect to such options and shares.

Equity Compensation Plan Information

        The following table provides information about shares of the Company's Common Stock that may be issued upon the exercise of options, warrants and other rights and other equity compensation under the Company's equity compensation plans as of December 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	24,388,647		$7.39	13,688,123	(1)
Equity Compensation Plans Not Approved by Security Holders(2)(3)(4)	2,677,000	(5)	$2.14	3,710,850	(6)

Total	27,065,647			17,398,973

(1)
Represents 10,611,353 shares of the Company's Common Stock which may be issued pursuant to future awards under the Stock Option Plan and 3,076,770 shares issuable pursuant to the ESPP (after taking into consideration the issuance under the ESPP of 195,351 shares in January 2004 for the offering period ended December 31, 2003).

(2)
The number of shares issuable pursuant to the Directors' Deferred Compensation Plan described in Item 11 of this Form 10-K under the caption "Compensation of Directors" is not presently determinable.

(3)
The table does not include information for the following equity compensation plans and options and other warrants and rights assumed by the Company in connection with mergers and acquisitions pursuant to which there remain outstanding options or other warrants or rights (collectively, the "Assumed Plans"): Amended and Restated 1999 Non-Officer Stock Option/Stock Issuance Plan of About.com, Inc.; Glowbug.com, Inc. 2000 Stock Option/Stock Issuance Plan; Sombasa Media Inc. 1999 Stock Option Plan; 1999 Stock Option Plan of Wiseads Interactive, Inc.; About.com, Inc. Second Amended and Restated 1998 Stock Option/Stock Issuance Plan; and North Sky, Inc. (formerly Direct Connect, Inc.) 1997 Stock Option Plan. A total of 3,282,672 shares of the Company's Common Stock may be purchased under the Assumed Plans, at a weighted average price of $12.54. No further grants may be made under any Assumed Plan.

(4)
Excludes warrants to purchase 7,870,000 shares of the Company's Common Stock owned by KKR 1996 GP LLC. The warrants to purchase shares of the Company's Common Stock owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P., of which KKR Associates 1996 L.P. is the sole general partner. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., and possesses sole voting and investment power. Messrs. Kravis, Roberts and Golkin (directors of PRIMEDIA) and eight other individuals are the members of KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such warrants. Messrs. Kravis and Roberts constitute the Executive Committee of KKR 1996 GP LLC. Mr. Bae (a director of PRIMEDIA) is a limited partner of KKR Associates and an executive of KKR. He disclaims beneficial ownership of such warrants.

(5)
Represents 1,800,000 options to purchase the Company's Common Stock issued to Capstone, a consultant of the Company, for services performed, and 877,000 options to purchase the Company's Common Stock issued to Bill Day pursuant to the PRIMEDIA Inc. 2001 Stock Incentive Plan (the "2001 Plan"). In 2003, Mr. Day left the Company and as a result all of his options were accelerated and are currently exercisable. See Item 13 of this Form 10-K for a description of the stock options issued to Capstone.

(6)
Represents 3,710,850 shares of the Company's Common Stock which may be issued pursuant to future awards under the 2001 Plan. In connection with the Company's acquisition of About, the Company established the 2001 Plan to provide certain key executives of About grants of stock options in the Company's Common Stock. The 2001 Plan permits the grant of stock options, Incentive Stock Options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants. The only outstanding incentive award under the 2001 Plan is the 877,000 options to purchase Common Stock granted to Mr. Day in 2001 and reflected in the table above. The Company has no present intention to issue any additional incentive awards under the 2001 Plan. The stock options that were granted pursuant to the 2001 Plan expire ten years from the date of grant, vest at a rate of 20% per year over a five-year period commencing on the effective date of the grant and have an exercise price of $2.85

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        In August 2001, the Company financed its acquisition of EMAP in part by issuing 1,000,000 shares of Series J Convertible Preferred Stock to KKR 1996 Fund L.P. (a limited partnership associated with KKR) for $125 million. Dividends on the Series J Convertible Preferred Stock accrue quarterly, at an annual rate of 12.5% and are payable quarterly in-kind.

        In 2002, the Company retained Capstone to provide consulting services to the Company primarily to identify and advise on potential opportunities to reduce costs at the Company. In 2003, the Company paid Capstone $699 in cash for consulting services received. Mr. Nelson, the Chairman of the Board and a Director of the Company, is the Chief Executive Officer of Capstone. Additionally, although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone.

        After engaging in a competitive bidding process, in 2000, the Company retained Willis of New York, Inc. ("Willis"), a subsidiary of Willis Group Holdings Limited, to provide insurance brokerage services to the Company. During the years ended December 31, 2003, 2002 and 2001, the Company paid insurance broker fees aggregating $395, $358 and $331, respectively. On a fully diluted basis, an investment partnership associated with KKR owns more than 20% of Willis.

        See Item 11 of Part III, "Executive Compensation—Employment Agreements" for a description of the employment agreements between the Company and certain executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2003 and 2002 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"):

	Fiscal year ended
	2003	2002
Audit Fees	$4,991,000	$4,134,000
Audit-Related Fees(a)	1,656,000	2,975,000

Total Audit and Audit-Related Fees	6,647,000	7,109,000
Tax Fees(b)	50,000	184,000
All Other Fees(c)	—	—

Total Fees	$6,697,000	$7,293,000

(a)	Includes fees for consultation on financial accounting and reporting standards, acquisition related services, employee benefit plan audits and Sarbanes-Oxley Act Section 404 implementation assistance.
(b)	Includes tax consultation services.
(c)	None.

        The services performed by Deloitte & Touche in fiscal 2003 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures adopted by Written Consent of the PRIMEDIA Inc. Audit Committee dated June 19, 2003. This policy describes the permitted audit, audit-related, non-audit related (tax) and non-permitted services (all other fees) (collectively, the "Disclosure Categories") that Deloitte & Touche may perform. The policy requires that prior to the beginning of each fiscal year audit, a description of services ("Service List") to be performed by Deloitte & Touche in each of the Disclosure Categories must be presented to the Audit Committee for approval. In 2003, all services included on the Service List were pre-approved following the policies and procedures of the Audit Committee.

        Any requests for audit, audit-related, and non-audit related (tax) services not included on the Service List must be submitted to the Audit Committee for specific pre-approval. Generally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, or any member of the Committee in the absence of the Chairman. In the event unexpected matters arise requiring services by Deloitte & Touche not included on the Service List, Company management may approve the services for limited amounts. In the event any of the audit-related services or non-audit related (tax) services are authorized by less than all members of the Audit Committee, the Chief Accounting Officer of the Company shall notify any members of the Audit Committee who did not participate in such determination of the services and fees authorized.

        On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this report:

1.
Index to Financial Statements
See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

2.
Index to Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts
PRIMEDIA Inc. and Subsidiaries
For the Year Ended December 31, 2003	S-1
For the Year Ended December 31, 2002	S-2
For the Year Ended December 31, 2001	S-3
Independent Auditors' Report on Schedule	S-4

  All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

  3.
  Exhibits.

Refer to Exhibit Index on pages E-1 through E-5 which is incorporated herein by reference	E-1
(b)
Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated October 15, 2003, (a) announcing under Item 5 thereof the issuance of a press release and (b) filing as an exhibit under Item 7 thereof a copy of the press release dated October 15, 2003.

The Company furnished a Current Report on Form 8-K, dated October 30, 2003, (a) announcing under Item 12 thereof the issuance of a press release dated October 30, 2003 regarding its earnings for the three months ending September 30, 2003 and (b) furnishing as an exhibit under Item 7 thereof a copy of the related press release.

The Company furnished a Current Report on Form 8-K, dated November 5, 2003, reporting under Item 5 thereof that Kelly P. Conlin was elected to PRIMEDIA's Board of Directors and Charles McCurdy resigned from PRIMEDIA's Board of Directors and is no longer an officer of PRIMEDIA.

The Company furnished a Current Report on Form 8-K, dated December 9, 2003, reporting under Item 5 thereof that David Ferm, PRIMEDIA Inc.'s Executive Vice President and President and CEO of its Consumer Media & Magazines Group, will be leaving PRIMEDIA upon the expiration of his contract on December 31, 2003.

(c)
Exhibits

Exhibits listed in Item 15(a)(3) are incorporated herein by reference

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEDIA INC.
DATE: MARCH 15, 2004	By	................................................................................ (Beverly C. Chell) Vice Chairman and Secretary

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

Signatures	Title	Date
.................................................................................. (Dean B. Nelson)	Chairman of the Board	March 15, 2004
.................................................................................. (Kelly P. Conlin)	Chief Executive Officer, President and Director	March 15, 2004
.................................................................................. (Beverly C. Chell)	Vice Chairman, Secretary and Director	March 15, 2004
.................................................................................. (David Bell)	Director	March 15, 2004
.................................................................................. (Timothy D. Dattels)	Director	March 15, 2004
.................................................................................. (Meyer Feldberg)	Director	March 15, 2004
.................................................................................. (Perry Golkin)	Director	March 15, 2004
.................................................................................. (H. John Greeniaus)	Director	March 15, 2004
.................................................................................. (Henry R. Kravis)	Director	March 15, 2004
.................................................................................. (George R. Roberts)	Director	March 15, 2004
.................................................................................. (Joseph Bae)	Director	March 15, 2004
.................................................................................. (Matthew A. Flynn)	Senior Vice President, Chief Financial Officer and Treasurer	March 15, 2004
.................................................................................. (Robert J. Sforzo)	Senior Vice President and Chief Accounting Officer and Controller	March 15, 2004

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2003
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(7)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$17,629	$5,296		$2,864	(1)	$(13,733)	$(676)	$10,798
				(582	)(3)
Allowance for returns and rebates	$9,428	$7,195		$(2,394	)(3)	$(6,760)	$(203)	$7,266
Inventory
Allowance for obsolescence	$2,814	$484		$(51	)(3)	$(913)	$(6)	$2,328
Accumulated amortization
Goodwill	$1,379,147	$28,163	(4)	$(142,109	)(3)	—	$(17,546)	$1,247,655
Other intangibles	$924,976	$32,656		$(67,839	)(3)	$(5,552)	$(145,967)	$745,364
		7,090	(4)
Deferred financing costs	$12,923	$3,462		—		—	—	$18,567
		2,182	(5)
Deferred wiring and installation costs	$69,063	$8,044		—		—	—	$77,107
Programming costs	$42,223	$7,944		—		$(129)	—	$52,841
		2,803	(6)
Direct-response advertising costs	$81,621	$19,373		$(4,961	)(3)	$(45,462)	$(9,386)	$41,185

Notes:

(1)
Increases in related valuation account result from the recovery of amounts previously written off.

(2)
Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)
Deductions from related valuation account result principally from divestitures.

(4)
Represents impairment recognized under SFAS 142 and 144.

(5)
Write-off of unamortized issuance cost related to the Company's redemption of the 10 1/4% and 8 1/2% Senior Notes of $2,153 and exchanges in the fourth quarter of 2003 of its Series D Exchangeable Preferred Stock of $29. These write-offs are included in other, net in the Company's Statement of Consolidated Operations for the year ended December 31, 2003.

(6)
Represents impairments of certain deferred programming assets at Workplace Learning.

(7)
Represents assets held for sale for New York magazine and Kagan World Media.

  SCHEDULE II

  PRIMEDIA INC. AND SUBSIDIARIES

  VALUATION AND QUALIFYING ACCOUNTS
  For the Year Ended December 31, 2002

  (dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(2)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$20,099	$15,383		$3,888	(1)	$(19,569)	$17,629
				(2,172	)(3)
Allowance for returns and rebates	$9,956	$10,632		$—		$(11,160)	$9,428
Inventory
Allowance for obsolescence	$1,643	$408		$813	(1)	$(50)	$2,814
Accumulated amortization
Goodwill	$1,006,404	$95,921	(4)	$329,659	(5)	$—	$1,379,147
				(55,393	)(3)
				2,556	(6)
Other intangibles	$817,364	$50,935		$58,849	(5)	$(2,462)	$924,976
		46,184	(4)	(55,060	)(3)
				9,166	(6)
Deferred financing costs	$8,911	$3,469		$—		$(273)	$12,923
		816	(7)
Deferred wiring and installation costs	$56,449	$11,239		$—		$(2,584)	$69,063
		3,959	(4)
Prepublication and programming costs	$35,196	$7,186		$—		$(159)	$42,223
Direct-response advertising costs	$116,700	$27,270		$(18,619	)(3)	$(43,730)	$81,621

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

(6)
Represents amortization expense and impairments related to discontinued operations.

(7)
Write-off of unamortized issuance costs related to the Company's repurchase of certain Senior Notes in 2002.

  SCHEDULE II

  PRIMEDIA INC. AND SUBSIDIARIES

  VALUATION AND QUALIFYING ACCOUNTS
  For the Year Ended December 31, 2001

  (dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(2)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$17,111	$13,014		$4,142	(1)	$(14,010)	$20,099
				$(158	)(3)
Allowance for returns and rebates	$13,166	$4,798		$(290	)(3)	$(7,718)	$9,956
Inventory
Allowance for obsolescence	$3,186	$669		$(195	)(3)	$(2,017)	$1,643
Accumulated amortization
Goodwill	$441,676	$581,500	(4)	$(5,905	)(3)	$(29,244)	$1,006,404
				18,377	(5)
Other intangibles	$765,224	$79,896	(4)	$(32,534	)(3)	$(12,641)	$817,364
				17,419	(5)
Deferred financing costs	$12,456	$3,700		$—		$(7,245)	$8,911
Deferred wiring and installation costs	$42,055	$16,380		$(1,986	)(3)	$—	$56,449
Prepublication and programming costs	$28,312	$7,171		$(287	)(3)	$—	$35,196
Direct-response advertising costs	$98,194	$26,624		$—		$(8,118)	$116,700

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

(4)
Includes impairments of $427,016.

(5)
Represents amortization expense and impairments related to discontinued operations.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York:

        We have audited the consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of consolidated operations, shareholders' deficiency and consolidated cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 27, 2004 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph referring to the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, the recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," as amended, effective January 1, 2003, and Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective July 1, 2003), such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 27, 2004

EXHIBIT INDEX

2.1	—Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000(14)
2.2	—Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc.(17)
3.1	—Certificate of Incorporation of K-III(4)
3.2	—Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III to PRIMEDIA Inc.)(10)
3.3	—Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc.(20)
3.4	—Certificate of Designations of the Series D Preferred Stock(7)
3.5	—Certificate of Designations of the Series F Preferred Stock(9)
3.6	—Certificate of Designations of the Series H Preferred Stock(11)
3.7	—Certificate of Designations of the Series K Preferred Stock(18)
3.8	—Certificate of Designations of the Series J Preferred Stock(18)
3.9	—Amended and Restated By-laws of K-III.(4)
3.10	—Certificate of Incorporation of Intertec Publishing Corporation(2)
3.11	—Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name to PRIMEDIA Intertec Corporation)(12)
3.12	—Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name from PRIMEDIA Intertec Corporation to Intertec Publishing Corporation)(13)
3.13	—Amended and Restated By-laws of Intertec Publishing Corporation(2)
3.14	—Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Business Magazines & Media Inc. (changing name from Intertec Publishing Corporation)(18)
3.15	—Certificate of Incorporation of Newbridge Communications, Inc.(2)
3.16	—Certificate of Amendment to Certificate of Incorporation of Newbridge Communications, Inc. (changing name to Films for the Humanities and Sciences, Inc.)(10)
3.17	—By-laws of Newbridge Communications, Inc.(2)
3.18	—Certificate of Incorporation of K-III Directory Corporation(1)
3.19	—Certificate of Amendment to Certificate of Incorporation of K-III Directory Corporation (changing name to PRIMEDIA Information Inc.)(10)
3.20	—By-laws of K-III Directory Corporation(1)
3.21	—Certificate of Incorporation of K-III Magazine Corporation.(2)
3.22	—Certificate of Amendment to Certificate of Incorporation of K-III Magazine Corporation (changing name to PRIMEDIA Magazines Inc.)(10)
3.23	—By-laws of K-III Magazine Corporation(2)
3.24	—Certificate of Incorporation of K-III Magazine Finance Corporation(2)
3.25	—Certificate of Amendment to Certificate of Incorporation of K-III Magazine Finance Corporation (changing name to PRIMEDIA Magazines Finance Inc.)(10)
3.26	—By-laws of K-III Magazine Finance Corporation(2)
3.27	—Certificate of Incorporation of K-III Holdings Corporation III(2)
3.28	—Certificate of Amendment to Certificate of Incorporation of K-III Holdings Corporation III (changing name to PRIMEDIA Holdings III Inc.)(10)
3.29	—By-laws of K-III Holdings Corporation III(2)
3.30	—Certificate of Incorporation of Haas Publishing Companies, Inc.(3)
3.31	—By-laws of Haas Publishing Companies, Inc.(3)
3.32	—Certificate of Incorporation of Channel One Communications Corporation(5)
3.33	—By-laws of Channel One Communications Corporation(5)

3.34	—Certificate of Incorporation of PJS Publications, Inc.(5)
3.35	—Certificate of Amendment to Certificate of Incorporation of PJS Publications, Inc. (changing name to PRIMEDIA Special Interest Publications Inc.)(10)
3.36	—By-laws of PJS Publications, Inc.(5)
3.37	—Certificate of Incorporation of Hacienda Productions, Inc.(22)
3.38	—By-laws of Hacienda Productions, Inc.(22)
3.39	—Certificate of Incorporation of HPC Brazil, Inc.(22)
3.40	—By-laws of HPC Brazil, Inc.(22)
3.41	—Certificate of Incorporation of Motor Trend Auto Shows Inc.(23)
3.42	—By-laws of Motor Trend Auto Inc.(23)
3.43	—Certificate of Incorporation of Kagan Media Appraisals, Inc.(22)
3.44	—By-laws of Kagan Media Appraisals, Inc.(22)
3.45	—Certificates of Incorporation of Kagan Seminars, Inc.(22)
3.46	—By-laws of Kagan Seminars, Inc.(22)
3.47	—Certificate of Incorporation of Kagan World Media, Inc.(22)
3.48	—By-laws of Kagan World Media, Inc.(22)
3.49	—Certificate of Incorporation of Paul Kagan Associates, Inc.(22)
3.50	—By-laws of Paul Kagan Associates, Inc.(22)
3.51	—Certificate of Incorporation of PRIMEDIA Finance Shares Services Inc.(22)
3.52	—By-laws of PRIMEDIA Finance Shares Services Inc.(22)
3.53	—Certificate of Formation of PRIMEDIA Workplace Learning LLC(22)
3.54	—Limited Liability Company Agreement of PRIMEDIA Workplace Learning LLC(22)
3.55	—Certificate of Limited Partnership of PRIMEDIA Workplace Learning LP(22)
3.56	—Limited Partnership Agreement of PRIMEDIA Workplace Learning LP(22)
3.57	—Certificate of Incorporation of McMullen Argus Publishing, Inc.(8)
3.58	—By-laws of McMullen Argus Publishing, Inc.(8)
3.59	—Certificate of Formation of Cover Concepts Marketing Services, LLC(10)
3.60	—Limited Liability Company Agreement of Cover Concepts Marketing Services, LLC(10)
3.61	—Certificate of Incorporation of CSK Publishing Company Incorporated(10)
3.62	—By-laws of CSK Publishing Company Incorporated(10)
3.63	—Certificate of Incorporation of GO LO Entertainment, Inc.(22)
3.64	—By-laws of GO LO Entertainment, Inc.(22)
3.65	—Certificate of Incorporation of IntelliChoice, Inc.(10)
3.66	—By-laws of IntelliChoice, Inc.(10)
3.67	—Certificate of Incorporation of Canoe & Kayak, Inc.(10)
3.68	—By-laws of Canoe & Kayak, Inc.(10)
3.69	—Certificate of Amendment to Certificate of Incorporation of Cowles Enthusiast Media, Inc. (changing name to PRIMEDIA Enthusiast Publications, Inc.)(12)
3.70	—Certificate of Incorporation of Cowles Enthusiast Media, Inc.(10)
3.71	—By-laws of Cowles Enthusiast Media, Inc.(10)
3.72	—Certificate of Incorporation of Cowles/Simba Information, Inc.(10)
3.73	—Certificate of Amendment to Certificate of Incorporation of Cowles/Simba Information, Inc. (changing name to Simba Information Inc.)(12)
3.74	—By-laws of Cowles/Simba Information, Inc.(10)
3.75	—Certificate of Incorporation of The Virtual Flyshop, Inc.(10)
3.76	—By-laws of The Virtual Flyshop, Inc.(10)
3.77	—Certificate of Incorporation of PRIMEDIA Companies Inc.(18)
3.78	—By-Laws of PRIMEDIA Companies, Inc.(18)

3.79	—Certificate of Incorporation of PRIMEDIA Leisure Group Inc.(18)
3.80	—By-Laws of PRIMEDIA Leisure Group Inc.(18)
3.81	—Certificate of Incorporation of PRIMEDIA Specialty Group Inc.(18)
3.82	—By-Laws of PRIMEDIA Specialty Group Inc.(18)
3.83	—Certificate of Incorporation of Media Central IP Corp.(*)
3.84	—By-laws of Media Central IP Corp.(*)
4.1	—10 1/4% Senior Note Indenture (including form of note and form of guarantee)(5)
4.2	—8 1/2% Senior Note Indenture (including forms of note and guarantee)(6)
4.3	—Form of Class D Subordinated Debenture Indenture (including form of debenture)(7)
4.4	—Form of Class F Subordinated Debenture Indenture (including form of debenture)(9)
4.5	—Form of Class H Subordinated Debenture Indenture (including form of debenture)(11)
4.6	—7 5/8% Senior Note Indenture (including form of note and form of guarantee)(11)
4.7	—8 7/8% Senior Note Indenture (including forms of note and guarantee)(16)
4.8	—8% Senior Note Indenture (including form of note and form of guarantee)(23)
10.1	—Credit Agreement dated as of June 20, 2001, with The Chase Manhattan Bank, as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(18)
10.2	—Forms of Pledge Agreement, Subsidiary Guaranty and Contribution Agreement (with respect to Exhibit 10.1)(18)
10.3	—First Amendment, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(24)
†10.4	—Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan(4)
†10.5	—Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997(8)
†10.6	—Form of Common Stock Purchase Agreement between K-III and senior management(2)
†10.7	—Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
†10.8	—Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
10.9	—Form of Common Stock Purchase Agreement between K-III and senior management(2)
10.10	—Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
10.11	—Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P.(12)
†10.12	—Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
†10.13	—Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan(20)
10.14	—Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III(12)
10.15	—Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.16	—Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.17	—Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC(22)
†10.18	—Executive Incentive Compensation Plan(5)
†10.19	—1995 Restoration Plan(5)
†10.20	—Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin(*)

†10.21	—Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999(13)
†10.22	—Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers(18)
†10.23	—Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(17)
†10.24	—Amendment dated as of June 20, 2002 and Amendment dated as of August 20, 2002 to Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(22)
†10.25	—Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm(21)
†10.26	—Separation and Release Agreement dated as of December 31, 2003 by and between David Ferm and PRIMEDIA Inc.(*)
†10.27	—Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy(19)
†10.28	—Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy(18)
†10.29	—Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc.(*)
†10.30	—Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.31	—Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.32	—Separation and Release Agreement dated as of February 12, 2004, between Thomas S. Rogers and PRIMEDIA Inc.(*)
†10.33	—Letter Agreement dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc.(*)
†10.34	—PRIMEDIA Inc. 2001 Stock Incentive Plan(15)
21	—Subsidiaries of PRIMEDIA(*)
23	—Independent Auditors' Consent(*)
31.1	—Certification of Kelly P. Conlin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	—Certification by Matthew A. Flynn Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	—Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	—Certification by Kelly P. Conlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	—Certification by Matthew A. Flynn Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	—Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(1)
Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-11106.

(2)
Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-46116.

(3)
Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-77520.

(4)
Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-1, File No. 33-96516.

(5)
Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11106.

(6)
Incorporated by reference to K-III Communications Corporation's Form 10-K for the year ended December 31, 1995, File No. 1-11106.

(7)
Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-03691.

(8)
Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11106.

(9)
Incorporated by reference to K-III Communications Corporation's Registration Statement on Form S-4, File No. 333-38451.

(10)
Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11106.

(11)
Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4, File No. 333-51891.

(12)
Incorporated by reference to K-III Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11106.

(13)
Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-11106.

(14)
Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4, File No. 333-54540.

(15)
Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-8, File No. 333-56300.

(16)
Incorporated by reference to Exhibit 4.7 filed with PRIMEDIA Inc.'s Registration Statement Form S-4 (Registration No 333-67804).

(17)
Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11106.

(18)
Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-11106.

(19)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-11106.

(20)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-11106.

(21)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-11106.

(22)
Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11106

(23)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File N0. 1-11106.

(24)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File N0. 1-11106.

†
Executive contract or compensation plan or arrangement.

(*)
Filed herewith.

QuickLinks

PART I
PART II
PRIMEDIA INC. AND SUBSIDIARIES
PRIMEDIA INC. AND SUBSIDIARIES Statements of Consolidated Operations (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES Consolidated Balance Sheets (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES Statements of Consolidated Cash Flows (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2003
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET December 31, 2003
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2003
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS (Continued) For the Year Ended December 31, 2003
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2002
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET December 31, 2002
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2002
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2001
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2001
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT ON SCHEDULES
EXHIBIT INDEX