Form 10-Q
period 2004-03-31
PRIMEDIA INC
filed 2004-05-10
CIK 884382

Use these links to rapidly review the document
PRIMEDIA Inc. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

        Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of April 30, 2004: 260,245,950.

PRIMEDIA Inc.

INDEX

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,110	$8,685
Accounts receivable, net	201,832	194,080
Inventories	18,231	17,500
Prepaid expenses and other	45,306	36,059
Assets held for sale	—	31,879

Total current assets	284,479	288,203
Property and equipment (net of accumulated depreciation and amortization of $292,571 in 2004 and $280,612 in 2003)	104,652	110,859
Other intangible assets, net	262,799	268,407
Goodwill	909,897	910,534
Other non-current assets	58,134	58,118

Total Assets	$1,619,961	$1,636,121

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$56,500	$78,794
Accrued expenses and other	227,230	218,612
Deferred revenues	162,230	157,853
Current maturities of long-term debt	21,369	22,195
Liabilities of businesses held for sale	—	16,049

Total current liabilities	467,329	493,503
Long-term debt	1,553,720	1,562,441
Shares subject to mandatory redemption	474,559	474,559
Deferred revenues	34,202	33,604
Deferred income taxes	65,653	61,364
Other non-current liabilities	24,146	23,905

Total Liabilities	2,619,609	2,649,376

Shareholders' deficiency:
Series J convertible preferred stock ($.01 par value, 1,360,315 shares and 1,319,093 shares issued and outstanding, aggregate liquidation and redemption values of $170,040 and $164,887 at March 31, 2004 and December 31, 2003, respectively)	169,686	164,533
Common stock ($.01 par value, 350,000,000 shares authorized at March 31, 2004 and December 31, 2003 and 268,848,200 shares and 268,333,049 shares issued at March 31, 2004 and December 31, 2003, respectively)	2,688	2,683
Additional paid-in capital (including warrants of $31,690 at March 31, 2004 and December 31, 2003)	2,347,518	2,345,152
Accumulated deficit	(3,441,792)	(3,447,710)
Accumulated other comprehensive loss	(186)	(176)
Unearned compensation	—	(175)
Common stock in treasury, at cost (8,610,491 shares at March 31, 2004 and December 31, 2003)	(77,562)	(77,562)

Total Shareholders' Deficiency	(999,648)	(1,013,255)

Total Liabilities and Shareholders' Deficiency	$1,619,961	$1,636,121

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share amounts)
Revenues, net:
Advertising	$204,100	$203,766
Circulation	75,800	77,784
Other	48,603	46,937

Total revenues, net	328,503	328,487
Operating costs and expenses:
Cost of goods sold	65,359	72,205
Marketing and selling	75,193	75,376
Distribution, circulation and fulfillment	56,663	58,177
Editorial	27,477	25,881
Other general expenses	49,088	46,562
Corporate administrative expenses (excluding $1,919 and $1,246 of non-cash compensation in 2004 and 2003, respectively)	7,457	7,381
Depreciation of property and equipment	11,911	12,276
Amortization of intangible assets and other	5,997	10,731
Severance related to separated senior executives	658	—
Non-cash compensation	1,919	1,246
Provision for severance, closures and restructuring related costs	2,719	1,162
Provision for unclaimed property	5,500	—
(Gain) loss on sale of businesses and other, net	(75)	125

Operating income	18,637	17,365
Other expense:
Interest expense	(28,578)	(33,453)
Interest on shares subject to mandatory redemption	(10,945)	—
Amortization of deferred financing costs	(1,102)	(741)
Other income (expense), net	288	(546)

Loss from continuing operations before income tax expense	(21,700)	(17,375)
Income tax expense	(4,390)	(3,718)

Loss from continuing operations	(26,090)	(21,093)
Discontinued operations (including gain (loss) on sale of businesses of $38,035 and ($1,242) in 2004 and 2003, respectively)	37,161	846

Net income (loss)	11,071	(20,247)
Preferred stock dividends and related accretion, net	(5,153)	(16,433)

Income (loss) applicable to common shareholders	$5,918	$(36,680)

Per common share:
Loss from continuing operations	$(0.12)	$(0.14)
Discontinued operations	0.14	—

Basic and diluted income (loss) applicable to common shareholders	$0.02	$(0.14)

Basic and diluted common shares outstanding	259,894,408	258,886,845

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Operating activities:
Net income (loss)	$11,071	$(20,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(12,176)	34,609
Changes in operating assets and liabilities	(30,395)	(21,514)

Net cash used in operating activities	(31,500)	(7,152)

Investing activities:
Additions to property, equipment and other, net	(6,153)	(8,986)
Proceeds from sale of businesses and other	58,077	44
Payments for businesses acquired, net of cash acquired	(1,117)	(2,186)
Proceeds from (payments for) other investments, net	547	(132)

Net cash provided by (used in) investing activities	51,354	(11,260)

Financing activities:
Borrowings under credit agreements	93,000	169,500
Repayments of borrowings under credit agreements	(100,000)	(47,500)
Payments for repurchases of senior notes	—	(84,175)
Proceeds from issuances of common stock, net	628	493
Purchases of common stock for the treasury	—	(4,244)
Dividends paid to preferred stock shareholders	—	(11,527)
Capital lease obligations	(2,822)	(961)
Other	(235)	(77)

Net cash provided by (used in) financing activities	(9,429)	21,509

Increase in cash and cash equivalents	10,425	3,097
Cash and cash equivalents, beginning of period	8,685	18,553

Cash and cash equivalents, end of period	$19,110	$21,650

Supplemental information:
Cash interest paid	$5,469	$22,268

Cash interest paid on shares subject to mandatory redemption	$10,945	$—

Cash taxes paid, net of refunds	$101	$423

Accretion in carrying value of exchangeable and convertible preferred stock	$—	$349

Payments of dividends-in-kind on Series J Convertible Preferred Stock	$5,153	$4,556

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.     Summary of Significant Accounting Policies

Basis of Presentation

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2004 and December 31, 2003 and the consolidated results of operations of the Company for the three month periods ended March 31, 2004 and 2003, and consolidated cash flows of the Company for the three months ended March 31, 2004 and 2003 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2003, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the three month period ended March 31, 2004.

Stock Based Compensation

        The Company has a stock-based employee compensation plan. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The adoption of SFAS 123 increased the loss from continuing operations for the three months ended March 31, 2004 by $590. The impact of the adoption of SFAS 123 was not significant for the three months ended March 31, 2003.

        The following table illustrates the effect on net income (loss) applicable to common shareholders and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants:

	Three Months Ended March 31,
	2004	2003
Reported net income (loss) applicable to common shareholders	$5,918	$(36,680)
Add: stock-based employee compensation expense included in reported net income (loss)	765	841
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,161)	(6,569)

Pro forma net income (loss) applicable to common shareholders	$3,522	$(42,408)

Per common share:
Reported basic and diluted income (loss)	$0.02	$(0.14)
Pro forma basic and diluted income (loss)	$0.01	$(0.16)

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted-average assumptions were used for options granted in 2004 and 2003, respectively: risk-free interest rates of 2.18% and 3.91%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 89% and 79%, and a weighted-average expected life of the options of three and five years. The estimated fair value of options granted during the three months ended March 31, 2004 and 2003 was $8 and $10, respectively.

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

Recent Accounting Pronouncement

        On July 1, 2003, the Company prospectively adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (collectively the "Exchangeable Preferred Stock") and to classify dividends from this Exchangeable Preferred Stock as interest expense.

        As a result of the adoption by the Company of SFAS 150, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are now collectively described as "shares subject to mandatory redemption" on the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003. Dividends on these shares, subsequent to the adoption of SFAS 150, are now described as "interest on shares subject to mandatory redemption" and are included in loss from continuing operations for the three months ended March 31, 2004, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the three months ended March 31, 2004 by $11,281 which represents interest on shares subject to mandatory redemption ($10,945) and amortization of issuance costs ($336) which is included in the amortization of deferred financing costs on the accompanying condensed statement of consolidated operations. If SFAS 150 was adopted on January 1, 2003, loss from continuing operations for the three months ended March 31, 2003 would have increased by $11,876. This adoption did not have an impact on income (loss) applicable to common shareholders or income (loss) per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

2.     Divestitures

        The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company's borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facilities"). Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen and its companion teen properties, resulting in a payment to the purchaser of $3,379 in January 2004. With these transactions, the Company has substantially completed its asset divestiture program.

        In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of approximately $2,200, subject to standard post-closing adjustments, were used to pay down the Company's borrowings under its bank credit facilities.

        The results of the Company's divestiture of certain properties in 2004 and 2003 have been included in discontinued operations on the accompanying condensed statements of consolidated operations. Discontinued operations include revenues of $1,639 and $47,314 for the three months ended March 31, 2004 and 2003, respectively.

        Assets and liabilities classified as held for sale at December 31, 2003 have been sold as of March 31, 2004.

3.     Accounts Receivable, Net

        Accounts receivable, net, consisted of the following:

	March 31, 2004	December 31, 2003
Accounts receivable	$220,988	$212,144
Less: Allowance for doubtful accounts	11,739	10,798
Allowance for returns and rebates	7,417	7,266

	$201,832	$194,080

4.     Inventories

        Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Finished goods	$9,159	$8,008
Work in process	—	230
Raw materials	9,072	9,262

	$18,231	$17,500

5.     Goodwill, Other Intangible Assets and Other

        As required under SFAS 142, "Goodwill and Other Intangible Assets", the Company continues to assess goodwill and indefinite lived intangible assets for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. The Company established October 31 as the annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2004 and 2003, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. Upon adoption of SFAS 142, the Company recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For the three months ended March 31, 2004 and 2003, income tax expense primarily consisted of deferred income taxes of $4,289 and $3,325, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $13,100 to increase deferred tax liabilities during the remaining nine months of 2004.

        Changes in the carrying amount of goodwill for the three months ended March 31, 2004, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Education and Training	Total
Balance as of January 1, 2004	$695,340	$95,808	$119,386	$—	$910,534
Purchase price allocation adjustments per final valuation reports	—	94	—	—	94
Goodwill written off related to the sale of businesses	—	—	(731)	—	(731)

Balance as of March 31, 2004	$695,340	$95,902	$118,655	$—	$909,897

        Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		March 31, 2004			December 31, 2003
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$21,013	$21,013	$—	$21,013	$19,845	$1,168
Membership, subscriber and customer lists	2-20	348,346	318,243	30,103	348,346	315,860	32,486
Non-compete agreements	1-10	137,829	134,785	3,044	137,829	134,093	3,736
Trademark license agreements	2-15	2,984	2,904	80	2,984	2,899	85
Copyrights	3-20	20,550	19,723	827	20,550	19,609	941
Databases	2-12	9,353	8,725	628	9,353	8,627	726
Advertiser lists	5-20	135,978	123,811	12,167	135,978	122,852	13,126
Distribution agreements	1-7	10,410	10,410	—	10,410	10,410	—
Other	1-5	9,804	9,804	—	9,804	9,804	—

		$696,267	$649,418	$46,849	$696,267	$643,999	$52,268

        Intangible assets not subject to amortization had a carrying value of $215,950 and $216,139 at March 31, 2004 and December 31, 2003, respectively, and consisted primarily of trademarks. Amortization expense for intangible assets still subject to amortization was $5,634 and $8,808 for the three months ended March 31, 2004 and 2003, respectively. Amortization of deferred wiring costs of $363 and $1,923 for the three months ended March 31, 2004 and 2003, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At March 31, 2004, estimated future amortization expense of intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $12,000 for the remaining nine months of 2004 and approximately $11,000, $7,000, $5,000 and $4,000 for 2005, 2006, 2007 and 2008, respectively.

6.     Long-term Debt

        Long-term debt consisted of the following:

	March 31, 2004	December 31, 2003
Borrowings under bank credit facilities	$552,906	$559,906
7 5/8% Senior Notes Due 2008	225,475	225,443
8 7/8% Senior Notes Due 2011	469,958	469,820
8% Senior Notes Due 2013	300,000	300,000

	1,548,339	1,555,169
Obligation under capital leases	26,750	29,467

	1,575,089	1,584,636
Less: Current maturities of long-term debt	21,369	22,195

	$1,553,720	$1,562,441

        Under the most restrictive covenants as defined in the bank credit facilities agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 2.25 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.5 to 1 on January 1, 2005. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At March 31, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 3.6%.

7.     Series J Convertible Preferred Stock

        As of March 31, 2004 and December 31, 2003, the Company had $169,686 and $164,533 of Series J Convertible Preferred Stock outstanding, respectively. The Company paid dividends-in-kind of 41,222 and 36,448 shares of Series J Convertible Preferred Stock valued at $5,153 and $4,556 during the three months ended March 31, 2004 and 2003, respectively.

8.     Common Stock and Related Options

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2004:

Range of Exercise Prices	Number Outstanding at 3/31/04	Number Exercisable at 3/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$0.08 - $0.43	68,612	68,612	4	$0.29	$0.29
$1.01 - $1.80	5,270	3,395	6	1.44	1.50
$1.85 - $1.98	1,151,211	593,981	7	1.85	1.85
$2.02 - $2.99	2,958,969	705,219	6	2.82	2.80
$3.09 - $3.69	2,086,213	43,785	8	3.10	3.23
$4.00 - $5.95	7,292,577	5,146,046	6	4.73	4.82
$6.00 - $9.83	4,476,423	2,661,949	7	6.85	7.21
$10.04 - $19.81	9,654,416	8,780,695	6	13.44	13.16
$20.00 - $28.94	213,212	208,981	6	26.08	26.18
$30.01 - $36.52	24,877	24,877	6	32.61	32.61

Total	27,931,780	18,237,540	6	$7.81	$9.27

9.     Non-Cash Compensation

	Three Months Ended March 31,
	2004	2003
Restricted stock(1)	$1,154	$—
Stock options(2)	590	—
Amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About acquisition(3)	175	507
Restricted stock and stock options—About(4)	—	739

Total	$1,919	$1,246

(1)
During the three months ended March 31, 2004, the Company recognized $1,154 of non-cash compensation charges related to the Company's grant of shares of restricted common stock to certain executives during 2003, as well as a grant of shares of restricted common stock to certain employees in 2003 in exchange for their options in the Company's Internet subsidiaries. These grants were valued at $9,536 at the date of grant and are being expensed ratably over their related vesting periods.

(2)
As a result of the adoption of SFAS 123 effective January 1, 2003, the Company recorded a non-cash compensation charge of $590 for the three months ended March 31, 2004, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan. The impact of the adoption of SFAS 123 was not significant for the three months ended March 31, 2003.

(3)
In connection with the acquisition of About in 2001, the Company recorded charges of $175 and $507 related to the amortization of the intrinsic value of unvested "in the money" options for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, these options are fully vested.

(4)
For the three months ended March 31, 2003, the Company recognized $405 and $334 related to the vesting of certain restricted stock and stock options, respectively, granted in connection with the acquisition of About in 2001.

10.   Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        During the first quarter 2004, the Company recorded $658 of severance relating to the finalization of the separation agreements of the former Chief Executive Officer and the former President and Interim Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

        Through the first quarter of 2004, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

        Details of the initiatives implemented and the payments made in furtherance of these plans during the three-months ended March 31, 2004 and 2003 are presented in the following tables:

	Liability as of January 1, 2004		Net Provision for the Three Months Ended March 31, 2004		Payments during the Three Months Ended March 31, 2004	Liability as of March 31, 2004
Severance and closures:
Employee-related termination costs	$2,982		$422		$(1,784)	$1,620
Termination of contracts	467		—		—	467
Termination of leases related to office closures	36,900		2,297		(2,359)	36,838

Total severance and closures	$40,349	(1)	$2,719	(2)	$(4,143)	$38,925

	Liability as of January 1, 2003		Net Provision for the Three Months Ended March 31, 2003		Payments during the Three Months Ended March 31, 2003	Liability as of March 31, 2003
Severance and closures:
Employee-related termination costs	$3,733		$1,016		$(1,384)	$3,365
Termination of contracts	575		—		(97)	478
Termination of leases related to office closures	41,366		146		(2,225)	39,287

Total severance and closures	$45,674	(1)	$1,162	(2)	$(3,706)	$43,130

(1)
Reduced for liabilities relating to discontinued operations totaling $3,465 and $3,760 at January 1, 2004 and 2003, respectively.

(2)
Adjusted to exclude net provisions related to discontinued operations totaling $9 and $228 for the three months ended March 31, 2004 and 2003, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts. If the Company is successful in subleasing the restructured office space at a different rate, or is unable to sublease the space by the prescribed date used in the initial calculation, the reserve will be adjusted accordingly. The Company evaluates the appropriateness of its reserves on a quarterly basis.

        As a result of the implementation of these plans, the Company has closed and consolidated, to date, 22 office locations and has notified a total of 2,023 individuals that they would be terminated under these plans. As of March 31, 2004, all of these individuals have been terminated.

        The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003.

11.   Comprehensive Income (Loss)

        Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 is presented in the following table:

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$11,071	$(20,247)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	24

Total comprehensive income (loss)	$11,061	$(20,223)

12.   Income (loss) per Common Share

        Income (loss) per common share for the three months ended March 31, 2004 and 2003 has been determined based on net income (loss) available to common shareholders, divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of stock options and warrants and the conversion of convertible preferred stock were not included in the computation of per share amounts because the effect of their inclusion would be antidilutive. If the Company had recognized income from continuing operations for the three months ended March 31, 2004 and 2003, shares attributable to these antidilutive instruments would have increased diluted shares outstanding by 62,100,000 and 60,900,000, respectively.

13.   Contingencies

        Based on an initial internal assessment at the end of 2003, the Company believed that certain business units may have unclaimed property that should have been remitted to one or more states under their respective escheatment laws. The property in question related primarily to unused advertising credits and outstanding accounts payable checks. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $5,500. The Company has entered the next phase of the assessment whereby the consultant will assist in refining the estimated provision and in negotiating settlements under voluntary compliance agreements with the relevant states.

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

14.   Business Segment Information

        The Company's strategy is to focus on its core businesses and grow through leveraging and expanding its market leading brands. This organic growth strategy requires a segment structure that better aligns the Company's businesses to provide a clearer sense of its strategic focus and operating performance. Accordingly, the Company adopted this structure, effective in the fourth quarter of 2003, and has reclassified prior year results to reflect this redesigned operating structure into four reportable segments. The Company's four principal segments are Enthusiast Media, Consumer Guides, Business Information and Education and Training.

        The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company's consumer magazine brands, including Performance Automotive and International Automotive (formerly Enthusiast Automotive), Consumer Automotive, Outdoors, Action Sports, Life Styles and Home Technology magazine groups, their related Web sites and events, as well as About.com.

        The Consumer Guides segment is the nation's largest publisher and distributor of free publications, including Apartment Guide, New Homes Guide and Auto Guide, which was launched in the first quarter of 2004, their related Web sites and the DistribuTech distribution business.

        The Business Information segment includes the Company's trade magazines, Web sites, events, directories and data products with a focus on bringing sellers together with qualified buyers in numerous industries.

        The Education and Training segment consists of the businesses that provide content to schools, universities, government and other public institutions as well as corporate training initiatives. It includes Channel One, Films Media Group and Workplace Learning.

        Information regarding the operations of the Company by business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is earnings before interest, taxes, depreciation, amortization and other (income) charges ("EBITDA"). Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

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

	Three Months Ended March 31,
	2004	2003
Revenues, net:
Enthusiast Media	$174,228	$173,373
Consumer Guides	71,845	67,924
Business Information	55,992	57,469
Education and Training	26,773	32,140
Intersegment Eliminations	(335)	(2,419)

Total	$328,503	$328,487

Segment EBITDA(1):
Enthusiast Media	$30,459	$24,607
Consumer Guides	19,917	17,568
Business Information	4,504	3,821
Education and Training	(123)	4,334
Corporate Overhead	(7,491)	(7,425)

Total	$47,266	$42,905

        Below is a reconciliation of the Company's Segment EBITDA to operating income:

	Three Months Ended March 31,
	2004	2003
Segment EBITDA(1):	$47,266	$42,905
Depreciation of property and equipment	11,911	12,276
Amortization of intangible assets and other	5,997	10,731
Severance related to separated senior executives	658	—
Non-cash compensation	1,919	1,246
Provision for severance, closures and restructuring related costs	2,719	1,162
Provision for unclaimed property	5,500	—
(Gain) loss on sale of businesses and other, net	(75)	125

Operating income	$18,637	$17,365

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other (income) charges. Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker, who is the President and CEO, and the executive team evaluate and measure each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by each operating managers' performance, and excludes items largely outside of the operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

15.   Financial Information for Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the three months ended March 31, 2004, certain businesses have been reclassified between restricted and unrestricted subsidiaries. These reclassifications have not had a material effect on our debt covenant ratios as defined in the bank credit facilities.

        The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The non-guarantor subsidiary results of operations include: Internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed, by the Company, at what the Company believes are prevailing market rates. All intercompany related activities are eliminated in consolidation.

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(UNAUDITED)

March 31, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$7,834	$10,929	$347	$—	$19,110
Accounts receivable, net	—	188,996	12,836	—	201,832
Intercompany receivables	1,610,571	377,813	118,211	(2,106,595)	—
Inventories	—	17,512	719	—	18,231
Prepaid expenses and other	3,008	29,220	13,078	—	45,306

Total current assets	1,621,413	624,470	145,191	(2,106,595)	284,479
Property and equipment, net	6,547	84,910	13,195	—	104,652
Investment in and advances to subsidiaries	550,467	—	—	(550,467)	—
Other intangible assets, net	—	261,446	1,353	—	262,799
Goodwill	—	894,672	15,225	—	909,897
Other non-current assets	11,179	34,669	12,286	—	58,134

Total Assets	$2,189,606	$1,900,167	$187,250	$(2,657,062)	$1,619,961

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$6,264	$39,480	$10,756	$—	$56,500
Intercompany payables	959,199	414,032	733,364	(2,106,595)	—
Accrued expenses and other	112,376	110,522	4,332	—	227,230
Deferred revenues	1,738	150,890	9,602	—	162,230
Current maturities of long-term debt	15,999	5,370	—	—	21,369

Total current liabilities	1,095,576	720,294	758,054	(2,106,595)	467,329
Long-term debt	1,534,411	19,309	—	—	1,553,720
Intercompany notes payable		2,927,094	69,650	(2,996,744)	—
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Deferred revenues	—	34,202	—	—	34,202
Deferred income taxes	65,653	—	—	—	65,653
Other non-current liabilities	19,055	4,311	780	—	24,146

Total Liabilities	3,189,254	3,705,210	828,484	(5,103,339)	2,619,609

Shareholders' deficiency:
Series J convertible preferred stock	169,686	—	—	—	169,686
Common stock	2,688	—	—	—	2,688
Additional paid-in capital	2,347,518	—	—	—	2,347,518
Accumulated deficit	(3,441,792)	(1,805,037)	(641,054)	2,446,091	(3,441,792)
Accumulated other comprehensive loss	(186)	(6)	(180)	186	(186)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)

Total Shareholders' Deficiency	(999,648)	(1,805,043)	(641,234)	2,446,277	(999,648)

Total Liabilities and Shareholders' Deficiency	$2,189,606	$1,900,167	$187,250	$(2,657,062)	$1,619,961

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$302,977	$40,927	$(15,401)	$328,503
Operating costs and expenses:
Cost of goods sold	—	59,296	6,063		65,359
Marketing and selling	—	63,208	11,985	—	75,193
Distribution, circulation and fulfillment	—	41,685	14,978	—	56,663
Editorial	—	23,825	3,652	—	27,477
Other general expenses	34	45,528	18,927	(15,401)	49,088
Corporate administrative expenses (excluding non-cash compensation)	5,748	—	1,709	—	7,457
Depreciation of property and equipment	684	8,871	2,356	—	11,911
Amortization of intangible assets and other	—	5,914	83	—	5,997
Severance related to separated senior executives	658	—	—		658
Non-cash compensation	1,919	—	—	—	1,919
Provision for severance, closures and restructuring related costs	1,606	856	257	—	2,719
Provision for unclaimed property	56	5,444	—	—	5,500
(Gain) loss on sale of businesses and other, net	—	(75)	—	—	(75)

Operating income (loss)	(10,705)	48,425	(19,083)	—	18,637
Other income (expense):
Interest expense	(27,417)	(1,151)	(10)	—	(28,578)
Interest on shares subject to mandatory redemption	(10,945)	—	—	—	(10,945)
Amortization of deferred financing costs	(336)	(762)	(4)	—	(1,102)
Equity in income of subsidiaries	27,293	—	—	(27,293)	—
Intercompany management fees and interest	37,120	(36,906)	(214)	—	—
Other income (expense), net	349	(53)	(8)	—	288

Income (loss) from continuing operations before income tax expense	15,359	9,553	(19,319)	(27,293)	(21,700)
Income tax expense	(4,288)	(89)	(13)	—	(4,390)

Income (loss) from continuing operations	11,071	9,464	(19,332)	(27,293)	(26,090)
Discontinued operations	—	36,371	790	—	37,161

Net income (loss)	$11,071	$45,835	$(18,542)	$(27,293)	$11,071

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$11,071	$45,835	$(18,542)	$(27,293)	$11,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(57,018)	15,792	1,757	27,293	(12,176)
Changes in operating assets and liabilities	6,365	(18,979)	(17,781)	—	(30,395)

Net cash provided by (used in) operating activities	(39,582)	42,648	(34,566)	—	(31,500)

Investing activities:
Additions to property, equipment and other, net	(168)	(4,576)	(1,409)	—	(6,153)
Proceeds from sale of businesses and other	—	55,869	2,208	—	58,077
Payments for businesses acquired, net of cash acquired	—	(1,117)	—	—	(1,117)
Proceeds from (payments for) other investments, net	(51)	598	—	—	547

Net cash provided by (used in) investing activities	(219)	50,774	799	—	51,354

Financing activities:
Intercompany activity	54,748	(88,190)	33,442	—	—
Borrowings under credit agreements	93,000	—	—	—	93,000
Repayments of borrowings under credit agreements	(100,000)	—	—	—	(100,000)
Proceeds from issuances of common stock, net	628	—	—	—	628
Capital lease obligations	(1,089)	(1,733)	—	—	(2,822)
Other	3	(238)	—	—	(235)

Net cash provided by (used in) financing activities	47,290	(90,161)	33,442	—	(9,429)

Increase (decrease) in cash and cash equivalents	7,489	3,261	(325)	—	10,425
Cash and cash equivalents, beginning of period	345	7,668	672	—	8,685

Cash and cash equivalents, end of period	$7,834	$10,929	$347	$—	$19,110

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$345	$7,668	$672	$—	$8,685
Accounts receivable, net	—	175,144	18,936	—	194,080
Intercompany receivables	1,685,986	402,428	61,271	(2,149,685)	—
Inventories	—	17,417	83	—	17,500
Prepaid expenses and other	5,009	29,865	1,185	—	36,059
Assets held for sale	1,460	28,985	1,434	—	31,879

Total current assets	1,692,800	661,507	83,581	(2,149,685)	288,203
Property and equipment, net	7,065	83,693	20,101	—	110,859
Investment in and advances to subsidiaries	488,986	—	—	(488,986)	—
Other intangible assets, net	—	266,839	1,568	—	268,407
Goodwill	—	871,598	38,936	—	910,534
Other non-current assets	11,477	35,967	10,674	—	58,118

Total Assets	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$11,482	$55,724	$11,588	$—	$78,794
Intercompany payables	984,262	534,801	630,622	(2,149,685)	—
Accrued expenses and other	102,372	103,725	12,515	—	218,612
Deferred revenues	1,738	147,375	8,740	—	157,853
Current maturities of long-term debt	16,232	5,963	—	—	22,195
Liabilities of businesses held for sale	—	13,500	2,549	—	16,049

Total current liabilities	1,116,086	861,088	666,014	(2,149,685)	493,503
Long-term debt	1,542,095	20,346	—	—	1,562,441
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,210,418	753,838	(2,964,256)	—
Deferred revenues	—	33,604	—	—	33,604
Deferred income taxes	61,364	—	—	—	61,364
Other non-current liabilities	19,479	4,497	(71)	—	23,905

Total Liabilities	3,213,583	3,129,953	1,419,781	(5,113,941)	2,649,376

Shareholders' deficiency:
Series J convertible preferred stock	164,533	—	—	—	164,533
Common stock	2,683	—	—	—	2,683
Additional paid-in capital	2,345,152	—	—	—	2,345,152
Accumulated deficit	(3,447,710)	(1,210,343)	(1,264,751)	2,475,094	(3,447,710)
Accumulated other comprehensive loss	(176)	(6)	(170)	176	(176)
Unearned compensation	(175)	—	—	—	(175)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)

Total Shareholders' Deficiency	(1,013,255)	(1,210,349)	(1,264,921)	2,475,270	(1,013,255)

Total Liabilities and Shareholders' Deficiency	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$121	$293,643	$45,212	$(10,489)	$328,487
Operating costs and expenses:
Cost of goods sold	—	61,866	20,828	(10,489)	72,205
Marketing and selling	—	63,559	11,817	—	75,376
Distribution, circulation and fulfillment	—	42,913	15,264	—	58,177
Editorial	—	22,475	3,406	—	25,881
Other general expenses	600	33,461	12,501	—	46,562
Corporate administrative expenses (excluding non-cash compensation)	4,958	—	2,423	—	7,381
Depreciation of property and equipment	644	7,896	3,736	—	12,276
Amortization of intangible assets and other	—	7,805	2,926	—	10,731
Non-cash compensation	1,246	—	—	—	1,246
Provision for severance, closures and restructuring related costs	181	981	—	—	1,162
(Gain) loss on sale of businesses and other, net	(19)	1,058	(914)	—	125

Operating income (loss)	(7,489)	51,629	(26,775)	—	17,365
Other income (expense):
Interest expense	(32,656)	(790)	(7)	—	(33,453)
Amortization of deferred financing costs	915	(1,650)	(6)	—	(741)
Equity in losses of subsidiaries	(13,187)	—	—	13,187	—
Intercompany management fees and interest	35,868	(35,868)	—	—	—
Other income (expense), net	(302)	(311)	67	—	(546)

Income (loss) from continuing operations before income tax expense	(16,851)	13,010	(26,721)	13,187	(17,375)
Income tax expense	(3,396)	(306)	(16)	—	(3,718)

Income (loss) from continuing operations	(20,247)	12,704	(26,737)	13,187	(21,093)
Discontinued operations	—	4,020	(3,174)	—	846

Net income (loss)	$(20,247)	$16,724	$(29,911)	$13,187	$(20,247)

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$(20,247)	$16,724	$(29,911)	$13,187	$(20,247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(15,174)	55,486	7,484	(13,187)	34,609
Changes in operating assets and liabilities	1,240	(10,619)	(12,135)	—	(21,514)

Net cash provided by (used in) operating activities	(34,181)	61,591	(34,562)	—	(7,152)

Investing activities:
Additions to property, equipment and other, net	194	(6,499)	(2,681)	—	(8,986)
Proceeds from sale of businesses and other	19	25	—	—	44
Payments for businesses acquired, net of cash acquired	—	(2,036)	(150)	—	(2,186)
Proceeds from (payments for) other investments, net	(89)	(575)	532	—	(132)

Net cash provided by (used in) investing activities	124	(9,085)	(2,299)	—	(11,260)

Financing activities:
Intercompany activity	12,335	(49,500)	37,165	—	—
Borrowings under credit agreements	169,500	—	—	—	169,500
Repayments of borrowings under credit agreements	(47,500)	—	—	—	(47,500)
Payments for repurchases of senior notes	(84,175)	—	—	—	(84,175)
Proceeds from issuances of common stock, net	493	—	—	—	493
Purchases of common stock for the treasury	(4,244)	—	—	—	(4,244)
Dividends paid to preferred stock shareholders	(11,527)	—	—	—	(11,527)
Capital lease obligations	(121)	(840)	—	—	(961)
Other	—	(77)	—	—	(77)

Net cash provided by (used in) financing activities	34,761	(50,417)	37,165	—	21,509

Increase in cash and cash equivalents	704	2,089	304	—	3,097
Cash and cash equivalents, beginning of period	4,700	12,857	996	—	18,553

Cash and cash equivalents, end of period	$5,404	$14,946	$1,300	$—	$21,650

16.   Subsequent Events

Sale of About Web Services

In April 2004, the Company sold About Web Services, the web hosting business of About Inc., part of the Enthusiast Media segment, for proceeds of approximately $12,200. The results of operations, assets and liabilities of Web Services were immaterial on a segment and consolidated basis for all periods presented.

$175 Million Senior Floating Rate Notes Offering

        On May 10, 2004, the Company announced that it will offer $175,000 principal amount of Senior Floating Rate Notes Due 2010, and intends to enter into a new $100,000 term loan credit facility. The Senior Floating Rate Notes will bear interest equal to three-month LIBOR plus 5.375% per year. The Company intends to use the net proceeds from the Senior Floating Rate Notes offering, together with borrowings of $100,000 under the new term loan credit facility, to repay outstanding indebtedness under its existing bank credit facilities and, subject to the approval of the Company's independent directors as required by its charter, toward the redemption, in whole or in part, of its Series J Convertible Preferred Stock. If such redemption of the Series J Convertible Preferred Stock is consummated, the Company will borrow additional amounts under its revolving loan facility. If the Company does not redeem its Series J Convertible Preferred Stock and/or its new term loan credit facility does not become effective, the Company will use the net proceeds of the Senior Floating Rate Notes offering to reduce other outstanding indebtedness or redeem other preferred stock, and may not permanently reduce available commitments under its bank credit facilities.

Offering and Amendment to the Company's Bank Credit Facilities

        In connection with the offering of the Senior Floating Rate Notes, the Company entered into an amendment to its bank credit facilities that will change the terms of certain of the Company's financial covenants and repayment obligations. The effectiveness of the amendment to the Company's bank credit facilities is subject to the incurrence of additional indebtedness in the amount of $250,000.

        If the amendment to the bank credit facilities becomes effective, the maximum allowable debt leverage ratio, as defined in the bank credit facilities, will be 6.25 to 1 and will decrease to 6.00 to 1, 5.75 to 1, 5.50 to 1, 5.25 to 1, 5.00 to 1, 4.75 to 1, and 4.50 to 1 on October 1, 2005, July 1, 2006, October 1, 2006, April 1, 2007, October 1, 2007, April 1, 2008 and July 1, 2008, respectively. Also, if the amendment to the bank credit facilities becomes effective, the minimum interest coverage ratio and the minimum fixed charge coverage ratio, both as defined in the bank credit facilities, remain at 2.25 to 1 through maturity and 1.05 to 1 through maturity, respectively.

        Additionally, upon the consummation of the offering together with the new term loan facility, and after giving effect to the amendment to the bank credit facilities, the aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities would be $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008, and the remaining aggregate term loan payments would be $500 in 2004, $20,764 in 2005, 2006 and 2007, $12,192 in 2008 and $337,922 in 2009.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company."

        The following discussion and analysis summarizes the financial condition and operating performance of the Company and its business segments and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Executive Summary

Our Business

        The Company's revenues are generated from advertising (print and online), circulation (subscriptions and single copy sales) and other sources (events, third party distribution, training services, sales of data products and directories, list rental and licensing). PRIMEDIA's operating expenses include cost of goods sold (principally paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as "operating expenses").

Background

        Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. The most recent significant acquisitions were About.com ("About") and the EMAP properties in 2001. During 2001 and 2002, the Company integrated those properties into its operating units. Additionally, during the past few years, the Company sold a number of properties, including Bacon's, the Modern Bride Group, the American Baby Group, Seventeen and New York magazines and other properties, in order to better focus the Company on its core businesses and reduce debt. As a result of recent divestitures, the Company has transformed itself into a highly focused targeted media company. Over the past few years, to counter the effects of the weakness in the overall advertising environment, the Company has aggressively controlled its costs. These initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space required. These actions have resulted in a stronger balance sheet, improved liquidity and a more efficient and better focused organization. The asset divestiture and cost reduction programs are essentially complete and the Company is now focused on growing organically while still diligently controlling costs.

Company Strategy

        In October 2003, PRIMEDIA appointed Kelly P. Conlin as President and Chief Executive Officer ("CEO"). Mr. Conlin and the executive team reviewed the Company's operations and formulated a strategy to enable the Company to capitalize on the full potential of its businesses and maximize its operating performance. That review resulted in a redesigned operating structure with four reportable segments to better enable the Company to execute key investment and organic growth initiatives. Those four principal segments are: Enthusiast Media, Consumer Guides, Business Information, and Education and Training. Accordingly, the Company has reclassified prior year results to reflect this redesigned operating structure with four reportable segments.

        The Company's strategy is to focus on its core enthusiast media businesses and grow through leveraging and expanding its market-leading brands. Actions the Company is taking to organically grow revenues include introducing new products, improving and upgrading existing products, expanding into new markets, enhancing the capabilities of its sales force, broadening its advertiser base, optimizing distribution, and leveraging its well known brands through brand extensions including events, licensing and merchandising arrangements.

Business Trends

        The industry continues to be adversely affected by the weakness in the overall advertising environment, declining single copy sales of consumer magazines, cutbacks in the demand for training services and budgetary constraints in the education markets. Additionally, high apartment vacancy rates have pressured the advertising budgets of property managers.

        In 2004 and 2003, many of PRIMEDIA's products continued to grow, while others were affected by industry trends and actions the Company took to improve profitability. The Company has capitalized on the general trend of marketers seeking to better target their advertising, the growth of free publications, the aggressive marketing and new product introductions in the automotive industry and the growing popularity of personal hobbies and leisure activities, as the Company has a large presence in those sectors. The Company has taken certain actions to lower costs and improve profitability, which has also negatively affected revenues, including reducing the rate base for the soap opera magazine titles in January 2003, and consolidating or shutting down certain properties.

Summary of Consolidated Results for the three months ended March 31, 2004

        In 2004, revenues were $328,503, flat as compared to $328,487 in 2003. Revenue gains in the Consumer Guides segment were offset by declines in the Education and Training segment. In 2004, operating expenses were $281,237, down 1.5% compared to 2003. In 2004, operating income was $18,637, improved from $17,365 in 2003 due to reduced operating expenses and decreased amortization expense, partially offset by a provision for unclaimed property. Net income was $11,071 in 2004 compared to a net loss of $20,247 in 2003. The improvement in net income was primarily due to the gain on the sale of New York magazine of $38,119 in 2004, recorded in discontinued operations on the Company's condensed statement of consolidated operations.

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

Why We Use Segment EBITDA

        Segment EBITDA represents the segment's earnings before interest, taxes, depreciation, amortization and other charges (income) ("Segment EBITDA"). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by each operating managers' performance, and excludes items largely outside of the operating managers' control. Internally, the Company's chief operating decision maker, who is the President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with accounting principles generally accepted in the United States of America), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore is not necessarily an accurate measure of comparison between companies. For more information, see the reconciliation of Segment EBITDA to operating income (loss) for the Company's four segments in their respective segment discussions below.

Intersegment Transactions

        The information presented below includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

Reclassifications due to Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Disposal of Long-Lived Assets", the Company's results have been reclassified to reflect Seventeen and its companion teen properties ("Seventeen"), Simba Information, Federal Sources, CableWorld, Sprinks, RealEstate.com, New York magazine and Kagan World Media as discontinued operations for the periods prior to their respective divestiture dates.

Segment Data

        The following table presents the results of the Company's four operating segments and Corporate for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues, net:
Enthusiast Media	$174,228	$173,373
Consumer Guides	71,845	67,924
Business Information	55,992	57,469
Education and Training	26,773	32,140
Intersegment Eliminations	(335)	(2,419)

Total	$328,503	$328,487

Segment EBITDA(1):
Enthusiast Media	$30,459	$24,607

Consumer Guides	$19,917	$17,568

Business Information	$4,504	$3,821

Education and Training	$(123)	$4,334

Corporate Overhead	$(7,491)	$(7,425)

Depreciation, amortization and other charges(2):
Enthusiast Media	$10,853	$9,081

Consumer Guides	$2,909	$3,027

Business Information	$5,319	$5,039

Education and Training	$4,624	$6,340

Corporate	$4,924	$2,053

Operating income (loss):
Enthusiast Media	$19,606	$15,526
Consumer Guides	17,008	14,541
Business Information	(815)	(1,218)
Education and Training	(4,747)	(2,006)
Corporate	(12,415)	(9,478)

Total	18,637	17,365
Other expense:
Interest expense	(28,578)	(33,453)
Interest on shares subject to mandatory redemption(3)	(10,945)	—
Amortization of deferred financing costs(3)	(1,102)	(741)
Other income (expense), net	288	(546)

Loss from continuing operations before income tax expense	(21,700)	(17,375)
Income tax expense	(4,390)	(3,718)

Loss from continuing operations	(26,090)	(21,093)
Discontinued operations(4)	37,161	846

Net income (loss)	$11,071	$(20,247)

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles in the United States of America), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker, who is the President and CEO, and the executive team evaluate and measure each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by each operating managers' performance, and excludes items largely outside of the operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the three months ended March 31, 2004 and 2003 for each of the Company's segments in their respective segment discussions below.

(2)
Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

(3)
Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires the Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is now collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the three months ended March 31, 2004 by $11,281 which represents interest on shares subject to mandatory redemption ($10,945) and amortization of issuance costs ($336) which are included in amortization of deferred financing costs on the accompanying condensed statement of consolidated operations. If SFAS 150 was adopted on January 1, 2003, loss from continuing operations for the three months ended March 31, 2003 would have increased by $11,876.

(4)
Discontinued operations include a gain (loss) on sale of businesses, net of $38,035 and ($1,242) in 2004 and 2003, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003:

Consolidated Results:

Revenues, Net

        Consolidated revenues were $328,503 in 2004 compared to $328,487 in 2003:

	Three Months Ended March 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$204,100	$203,766	0.2
Circulation	75,800	77,784	(2.6)
Other	48,603	46,937	3.5

Total	$328,503	$328,487	—

        Advertising revenues increased by $334 in the first quarter of 2004 compared to 2003 due to increases of $2,670 and $2,157 at the Consumer Guides and Enthusiast Media segments, respectively, partially offset by declines of $2,819 and $1,674 at the Business Information and Education and Training segments, respectively. Circulation revenues decreased $1,984 in 2004, principally driven by a $1,695 decline in revenues at the Enthusiast Media segment due to continued weakness in single copy sales. Other revenues increased in 2004 compared to 2003 primarily due to increases at Consumer Guides of $1,261 from continued growth of its third party distribution business and at Business Information of $1,297 partially offset by a $1,498 decline at the Education and Training segment. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

        Operating income was $18,637 in 2004 compared to $17,365 in 2003. The improvement in operating income in 2004 was due to reduced operating expenses and a decrease in amortization of intangible assets. Amortization expense decreased $4,734 in 2004 compared to 2003 primarily due to certain intangible assets that have become fully amortized subsequent to the first quarter of 2003. These expense reductions were partially offset by a provision for unclaimed property. The Company has completed the initial phase of its internal assessment regarding compliance with escheatment requirements for unclaimed property in certain states and as a result has recorded an estimated provision of $5,500.

Net Income (Loss)

        The Company had net income in 2004 of $11,071 compared to net loss of $20,247 in 2003. The increase in net income was primarily due to the gain on the sale of New York magazine of $38,119 recorded in discontinued operations during the first quarter of 2004.

        Interest expense decreased $4,875, or 14.6% in 2004 to $28,578 from $33,453 in 2003. The decrease in interest expense is due to the Company's reduction of its debt, lower interest rates and the Company's refinancing of its highest cost debt at lower interest rates.

        In accordance with the prospective adoption, effective July 1, 2003, of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", loss from continuing operations increased by $11,281 which represents $10,945 of interest on shares subject to mandatory redemption and $336 of amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the three months ended March 31, 2004. If SFAS 150 was adopted on January 1, 2003, loss from continuing operations for the three months ended March 31, 2003 would have increased by $11,876.

        SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During 2003, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during 2004, the Company sold New York magazine and Kagan World Media. In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture date. For the three months ended March 31, 2004 and 2003, discontinued operations includes a net gain (loss) on sale of businesses of $38,035 and ($1,242), respectively.

Segment Results:

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, and About.com)

Revenues, Net

        Enthusiast Media revenues were $174,228 or 53.0% and $173,373 or 52.8% of the Company's consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues increased $855 or 0.5% in 2004 compared to 2003 as follows:

	Three Months Ended March 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$93,956	$91,799	2.3
Circulation	64,247	65,942	(2.6)
Other	15,804	15,198	4.0
Intersegment revenues	221	434	(49.1)

Total	$174,228	$173,373	0.5

        The automotive properties had a challenging quarter, with revenues declining 4.2%, while the rest of the portfolio posted revenue gains of 5.6% in 2004.

        Advertising revenues increased $2,157 or 2.3% in 2004. The growth was led by an increase in online advertising of approximately $6,000 predominantly driven by the Company's relationship with Google and an aggressive effort to improve the sales and marketing of the Company's online properties. The Company is in discussions to expand the Google relationship to the Consumer Guides and Business Information segments.

        The increase in online advertising revenues allows the Company to reinvest in its properties to be well positioned for the strong growth opportunities in online marketing. In April 2004, About.com unveiled its most significant product improvement since the site's debut in 1997 as it launched About 4.0 with an innovative new site design and architecture aimed at enhancing the total user experience.

        The increase in online advertising was partially offset by an approximate $3,800 decrease in print advertising. Print advertising pages were down 4.0% in the first quarter of 2004 compared to the first quarter of 2003. Specifically, advertising pages in the Company's automotive titles declined 5.3% while advertising pages for the remainder of the segment's properties declined 2.8%. Industry wide advertising pages were down 2.3%, with automotive advertising pages declining 9.8%, as reported by Publishers Information Bureau. The Company expects automotive advertising to resume growth in the second half of 2004 as many new car models are scheduled for introduction.

        Circulation revenues at Enthusiast Media declined $1,695 or 2.6% for the three months ended March 31, 2004 due to continued softness in single copy sales. Newsstand revenue declines at the Enthusiast Automotive (now known as International Automotive and Performance Automotive), Action Sports and Home Technology groups were partially offset by gains from the Consumer Automotive (includes Motor Trend and Automobile) and Lifestyles (including the soap opera titles) groups. Overall, single copy units for Enthusiast Media magazines declined 5.3% for the six months ended March 31, 2004, compared to the industry average decline of 11.3%, as reported by the International Periodical Distributors Association.

        Other revenues for Enthusiast Media, which include licensing, list rental, events and other, increased $606, or 4.0%, in 2004 compared to 2003. The increase was primarily due to growth in events, licensing and merchandising revenue.

Key Accomplishments

        The Company is combating industry wide circulation weakness with several initiatives, including product redesigns. The first product to emerge from the Company's aggressive editorial and product improvement campaign was the February issue of Motor Trend. This issue yielded positive results as its newsstand sales levels were higher than any issue since 2002.

        The segment's 2004 notable new product introductions were Boatworks For The Hands-On Sailor, a practical do-it-yourself boat restoration and maintenance guide for the sailing enthusiast from the editors of Sail magazine, and Connected: Guide to the Digital Home, a guide dedicated entirely to adopting and integrating home technologies.

        In addition, during the first quarter of 2004, the Company reorganized the Enthusiast Automotive group, separating it into two focused units, International Automotive and Performance Automotive, both led by executives with strong track records for growth and innovation.

Segment EBITDA

        Enthusiast Media Segment EBITDA increased 23.8% to $30,459 in 2004 from $24,607 in 2003. This increase was due to reduced operating expenses of $4,997 particularly in cost of goods sold and distribution expenses partially offset by higher overhead. As a result, Segment EBITDA margin increased to 17.5% in 2004 from 14.2% in 2003.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Segment EBITDA	$30,459	$24,607
Depreciation of property and equipment	5,155	4,333
Amortization of intangible assets and other	2,418	4,359
Provision for severance, closures and restructuring related costs	84	391
Provision for unclaimed property	3,271	—
Gain on sale of businesses and other, net	(75)	(2)

Operating income	$19,606	$15,526

Operating Income (Loss)

        Operating income was $19,606 in 2004 compared to $15,526 in 2003, an increase of $4,080. This increase was principally driven by the improvement in Segment EBITDA as well as a decrease in amortization expense, partially offset by an increase in depreciation expense and a provision for unclaimed property.

Discontinued Operations

        In accordance with SFAS 144, the operating results of Seventeen, Sprinks and New York magazine have been reclassified to discontinued operations on the condensed statements of consolidated operations for the periods prior to their respective divestiture dates.

        Enthusiast Media revenues exclude revenues from discontinued operations of $504 and $42,374 for the three months ended March 31, 2004 and 2003, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $36,378 and $3,415 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, discontinued operations includes a net gain (loss) on sale of businesses of $37,119 and ($978), respectively.

Consumer Guides Segment (includes Apartment Guide, New Homes Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

        Consumer Guides revenues were $71,845 or 21.9% and $67,924 or 20.7% of the Company's consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $3,921 or 5.8% in 2004 compared to 2003 as follows:

	Three Months Ended March 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$60,551	$57,881	4.6
Other	11,294	10,033	12.6
Intersegment revenues	—	10	(100)

Total	$71,845	$67,924	5.8

        Advertising revenues for the Consumer Guides segment increased $2,670 to $60,551 in 2004 compared to $57,881 in 2003. Advertising revenue at the Apartment Guide business continued to grow despite challenges presented by record low interest rates driving increased home buying and higher than normal apartment vacancy rates depressing apartment owners' advertising budgets. Apartment complex owners typically reduce marketing and advertising spending in periods of high vacancy.

        Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $1,261 during the first quarter of 2004 compared to 2003 due to continued growth of its distribution network, increased rack utilization and an effective pricing strategy. Since the first quarter of 2003, DistribuTech has added over 1,000 retail locations and approximately 350 additional third party publications and boosted its total rack utilization from 65% to 70%. DistribuTech distributes more than 2,000 publications on behalf of other publishing organizations to many of the country's leading supermarkets and chain stores, with which it has exclusive distribution relationships.

Key Accomplishments

        In March of 2004, the first weekly Auto Guide was launched in Charlotte, North Carolina, featuring 1,400 advertisements from 34 dealers and was distributed through the Company's proprietary distribution system in more than 675 locations. Additional launches are planned for 2004, including the Winston/Salem/Greensboro and Raleigh/Durham/Chapel Hill markets. The Company also introduced the Central Florida New Homes Guide during the first quarter of 2004, featuring new homes from dozens of builders in the Greater Orlando area, and the New Homes Guide in Houston in late April 2004.

Segment EBITDA

        Consumer Guides Segment EBITDA increased $2,349 or 13.4% in 2004 to $19,917. The increase is due to higher revenues in 2004 with relatively stable operating expenses. As a result, Segment EBITDA margin increased to 27.7% in 2004 compared to 25.9% in 2003.

        Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended March 31, 2004 and 2003:

	Three Month Ended March 31,
	2004	2003
Segment EBITDA	$19,917	$17,568
Depreciation of property and equipment	2,041	1,996
Amortization of intangible assets and other	823	899
Provision for severance, closures and restructuring related costs	38	—
Provision for unclaimed property	7	—
Loss on sale of businesses and other, net	—	132

Operating income	$17,008	$14,541

Operating Income (Loss)

        Operating income increased $2,467 or 17.0% in 2004. This increase is primarily driven by the improvement in Segment EBITDA.

Discontinued Operations

        In accordance with SFAS 144, the results of RealEstate.com have been reclassified to discontinued operations on the condensed statements of consolidated operations for three months ended March 31, 2004 and 2003.

        Consumer Guides revenues exclude revenues from discontinued operations of $535 for the three months ended March 31, 2003. Consumer Guides segment operating income excludes operating losses from discontinued operations of $518 and $189 for the three months ended March 31, 2004 and 2003, respectively. In 2004, discontinued operations includes a loss on sale of business of $518 due to post closing adjustments related to the sale of RealEstate.com.

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

        Business Information revenues were $55,992 or 17.0% and $57,469 or 17.5% of the Company's consolidated revenues for 2004 and 2003, respectively. Business Information revenues decreased $1,477 or 2.6% in 2004 compared to 2003 as follows:

	Three Months Ended March 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$39,619	$42,438	(6.6)
Circulation	5,209	5,164	0.9
Other	11,164	9,867	13.1

Total	$55,992	$57,469	(2.6)

        Overall, Business Information segment revenues are stabilizing, with approximately 20% of the segment's revenues coming from sectors that are up, approximately 50% from sectors that are flat and approximately 30% from sectors that are down.

        Advertising revenues decreased $2,819 in 2004 due to continued softness in trade advertising, particularly in the entertainment technology and agriculture categories partially offset by strength in the electrical, automotive and telecommunications sectors.

        Circulation revenues, which consist of subscriptions to directories and data based products, were flat in 2004 compared to 2003.

        Other revenues, which consist of trade shows, information products and online revenues, were up $1,297, or 13.1%, in 2004 compared to 2003. The focus on online initiatives contributed to revenue improvements as online revenues were up 93%, page views were up 49%, the number of e-newsletters created was up 34% and the number of e-newsletter subscribers was up 86%.

Key Accomplishments

        Additional sales training and the creation of customized marketing programs resulted in advertising pages improving approximately 8% and advertising revenues increasing approximately 12% at Registered Rep. magazine, which is the flagship of the financial services group. At Registered Rep. the revenue gains were driven by creating customized marketing solutions for brokerage firms, insurance and mutual fund distributors that target financial advisors through the magazine, the Web site and a series of e-letters. During the first quarter of 2004, the Company launched Ac-U-Kwik Aircraft Appraisals as an extension of Ac-U-Kwik, leveraging the Company's expertise and market leading brand in worldwide airport and ground services data.

Segment EBITDA

        Business Information Segment EBITDA increased $683 for the three months ended March 31, 2004 to $4,504. The improvement is predominantly due to continued cost control with expenses declining in nearly all categories, partially offset by the decline in revenues. Operating expenses in this segment declined by approximately $2,200 in 2004 compared to 2003. These factors contributed to an improved Segment EBITDA margin of 8.0% for 2004 versus 6.6% for 2003.

        Below is a reconciliation of Business Information Segment EBITDA to operating loss for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Segment EBITDA	$4,504	$3,821
Depreciation of property and equipment	1,647	2,156
Amortization of intangible assets and other	1,391	2,279
Provision for severance, closures and restructuring related costs	743	590
Provision for unclaimed property	1,538	—
Loss on sale of businesses and other, net	—	14

Operating loss	$(815)	$(1,218)

Operating Income (Loss)

        Business Information operating loss decreased $403 to $815 in 2004 compared to $1,218 in 2003. The decrease in operating loss was driven by improved Segment EBITDA and decreases in depreciation and amortization expense in 2004 as certain assets became fully depreciated or amortized, partially offset by a provision for unclaimed property.

Discontinued Operations

        In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld and Kagan World Media have been reclassified to discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture dates.

        Business Information revenues exclude revenues from discontinued operations of $1,135 and $4,405 for the three months ended March 31, 2004 and 2003, respectively. Business Information segment operating results exclude the operating income (loss) from discontinued operations of $1,328 and ($2,320) for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, discontinued operations include a net gain (loss) on sale of businesses of $1,434 and ($264), respectively.

Education and Training (includes Channel One, Films Media Group and Workplace Learning)

Revenues, Net

        Education and Training revenues were $26,773 or 8.2% and $32,140 or 9.8% of the Company's consolidated revenues for 2004 and 2003, respectively. Education and Training revenues decreased $5,367 or 16.7% in 2004 compared to 2003 as follows:

	Three Months Ended March 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$9,974	$11,648	(14.4)
Circulation	6,344	6,678	(5.0)
Other	10,341	11,839	(12.7)
Intersegment revenues	114	1,975	(94.2)

Total	$26,773	$32,140	(16.7)

        Education and Training advertising revenues, which are generated entirely by Channel One, decreased $1,674 in 2004 as compared to 2003. Channel One's advertising revenue declined as a result of reduced spending by several food and beverage accounts and the absence of any barter deals in 2004, partially offset by revenue gains from additional health and beauty brands, movies and telecommunications firms.

        Workplace Learning subscription revenue accounts for all of the segment's circulation revenue, which decreased $334 in 2004. Lagging demand for training services from Workplace Learning continued to depress subscription revenues as well as product sale revenues which are classified in other.

        Reduced product sales at Workplace Learning and the Films Media Group (formerly known as Films for the Humanities and Sciences) primarily accounted for the decline of $1,498 in other revenues in 2004. At the Films Media Group continuing constraints on state and local school budgets was the driver of approximately $900 of declines in product sales in 2004 compared to 2003.

Key Action Steps to Improve Performance

        The Company is working to improve Channel One's sales effectiveness by better addressing the growing retail and health and beauty aids sectors. New leadership at the Films Media Group has resulted in the development of an improved platform for the digital deployment of its program library that will afford its customers new flexibility in the use of video library and classroom environments. The Company has initiated a thorough review of the markets for Workplace Learning's portfolio to focus the organization on the product lines with the greatest potential.

Segment EBITDA

        Education and Training Segment EBITDA decreased $4,457 to ($123) for the three months ended March 31, 2004. This decrease is principally due to the declines in revenue discussed above partially offset by continued cost control during the first quarter of 2004. These factors contributed to a decrease in Segment EBITDA margin in 2004 to (0.5%) compared to 13.5% in 2003.

        Below is a reconciliation of Education and Training Segment EBITDA to operating loss for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Segment EBITDA	$(123)	$4,334
Depreciation of property and equipment	2,383	3,146
Amortization of intangible assets and other	1,365	3,194
Provision for severance, closures and restructuring related costs	248	—
Provision for unclaimed property	628	—

Operating loss	$(4,747)	$(2,006)

Operating Income (Loss)

        Operating loss increased $2,741 for the three months ended March 31, 2004 due to the decrease in Segment EBITDA partially offset by decreased amortization and depreciation as certain assets became fully amortized and fully depreciated since the first quarter of 2003.

Corporate:

Corporate Overhead

        Corporate overhead was essentially flat, up $66 in 2004 to $7,491 from $7,425 in 2003.

Operating Income (Loss)

        Corporate operating loss increased $2,937 in 2004 to $12,415 from $9,478 in 2003 principally driven by an increase in the provision for severance, closures and restructuring related costs of $1,425 to $1,606 in 2004 primarily due to adjustments to sublease assumptions related to previously restructured leases. During the first quarter of 2004, the Company recorded severance related to the separated senior executives of $658 as a result of the finalization of the separation agreements of two of the executives. In addition, the Company recorded $1,919 of stock-based compensation expense in 2004 compared to $1,246 in 2003.

Risk Factors

        Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

General economic trends, as well as trends in advertising spending, may reduce our advertising revenues.

        Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions and possible shifting of advertising spending amongst media. A decline in the level of business activity of our advertisers has had an adverse effect on our revenues and profit margins. Additionally, high apartment vacancy rates have pressured the advertising budgets of property owners, constraining growth in one of our segments. Because of the recent economic slowdown in the United States, many advertisers, particularly business-to-business advertisers, have reduced advertising expenditures. Any further impact of this slowdown and high vacancy rates on the Company is difficult to predict, but it may result in further reductions in advertising revenue. Additionally, if geopolitical events negatively impact the economy or advertising spending patterns change, our results of operations may be adversely affected. The Company believes that the targeted nature of its products together with its diversification of advertising vehicles, including print, on-line, events and television, would minimize the effects of shifting advertising spending.

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

        Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. Moreover, the instruments governing almost all of our indebtedness contain cross-default provisions so that a default under any of our indebtedness may result in a default under our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial material adverse effect on our ability to continue as a going concern. We may not be able to comply with these restrictions in the future, or in order to comply with these restrictions we may have to forgo opportunities that might otherwise be beneficial to us.

        Under the terms of our debt instruments, we have the ability to make significant additional investments in our unrestricted subsidiaries.

Kohlberg Kravis Roberts & Co. L.P., or KKR, has control of our common stock and has the power to elect all the members of our board of directors and to approve any action requiring stockholder approval.

        As of March 31, 2004, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership ("KKR Associates"), and KKR GP 1996 LLC, a Delaware limited liability company ("KKR GP 1996"), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

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

        The decline in revenues, in certain segments, has necessitated cost cuts including the reduction of certain personnel at the Company. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, due to the increased volume of work being generated in the financial area and to the continuing process of converting certain of our financial systems. The Company believes that it has in place the necessary financial workforce to analyze data and has put in place additional financial personnel during the period prior to the completion of the financial systems upgrade in order to improve the efficiency of financial analysis and mitigate the risk of employee turnover.

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

Liquidity, Capital and Other Resources

        The Company has reduced long-term debt, including current maturities, by $160,249, or 9.2%, to $1,575,089 at March 31, 2004 from $1,735,338 at December 31, 2002. As of March 31, 2004, the Company had cash and unused credit facilities of $336,694 as further detailed below under "Financing Arrangements". The Company has also implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future possible cash flow shortfalls. The Company's asset sales and continued cost reductions during 2004 and 2003 have facilitated its strategy to become a more efficient and better focused company while strengthening its balance sheet and improving liquidity.

        The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, payment of preferred stock dividends and other anticipated expenditures for the remainder of 2004. The Company has no significant required debt repayments until 2008.

Working Capital

        Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital deficiency, which includes current maturities of long-term debt, was $182,850 at March 31, 2004 compared to $205,300 at December 31, 2003.

Cash Flow—2004 Compared to 2003

        Net cash used in operating activities increased $24,348 to $31,500 in 2004 from $7,152 in 2003. This change is primarily due to payments made in 2004 related to the finalization of the separation agreements of the former CEO and the former President and Interim CEO and the timing of certain incentive compensation payments in 2004.

        Net cash provided by (used in) investing activities increased $62,614 to $51,354 from ($11,260) for the three months ended March 31, 2004 and 2003, respectively. Proceeds from the sale of businesses were $58,077 in 2004 compared to $44 in 2003. Cash paid for acquired businesses decreased to $1,117 in 2004 from $2,186 in 2003. Net capital expenditures including the Company's continued investment in enterprise-wide financial systems, decreased to $6,153 in 2004, compared to $8,986 in 2003. The Company expects capital spending in 2004 to remain consistent with 2003.

        Net cash provided by (used in) financing activities was ($9,429) in 2004 compared to $21,509 in 2003 predominantly due to decreased borrowings under the Company's bank credit facilities in 2004.

Financing Arrangements

Bank Credit Facilities (See Subsequent Events)

        The Company has credit facilities with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facilities"). The debt under the bank credit facilities agreement and as otherwise permitted under the bank credit facilities agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes and 8% Senior Notes of the Company (together referred to as "Senior Notes") is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt.

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. Additionally, in the second quarter of 2003, the Company made voluntary pre-payments towards the term loans A and B and a voluntary permanent reduction of the bank credit facilities revolving loan commitment in the amounts of $5,000, $21,000 and $24,000, respectively. The bank credit facilities consisted of the following as of March 31, 2004:

	Revolver	Term A	Term B	Total
Bank Credit Facilities	$427,000	$90,000	$372,906	$889,906
Borrowings Outstanding	(90,000)	(90,000)	(372,906)	(552,906)
Letters of Credit Outstanding	(19,416)	—	—	(19,416)

Unused Bank Commitments	$317,584	$—	$—	$317,584

        With the exception of the term loan B, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or the Eurodollar Rate plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or the Eurodollar Rate plus 2.75%. At March 31, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 3.6%.

        Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2004, the Company's commitment fees were paid at a weighted average rate of 0.375%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.

        The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, commencing December 31, 2004, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $21,350 in 2004, $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $15,075 in 2004, $26,325 in 2005, 2006 and 2007, $15,074 in 2008 and $353,782 in 2009.

        The bank credit facilities agreement, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company's common stock in excess of $75,000 in any given year.

        The bank credit facilities and Senior Notes agreements of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities agreement, these events include:

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

Contractual Obligations

        There are no required significant debt repayments until 2008. The following are certain contractual obligations of the Company as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,548,339	$15,075	$52,650	$356,875	$1,123,739
Interest on long-term debt obligations(1)	727,836	103,980	220,963	207,034	195,859
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	474,559	—	167,487	95,333	211,739
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	222,749	43,782	87,564	68,024	23,379
Capital lease obligations	26,750	6,295	6,101	3,775	10,579
Interest on capital lease obligations	7,930	1,740	2,460	1,811	1,919
Operating lease obligations	260,513	42,887	76,557	55,139	85,930

Total Contractual Obligations	$3,268,676	$213,759	$613,782	$787,991	$1,653,144

(1)
Interest payments are based on the Company's projected interest rates and estimated principal amounts outstanding for the periods presented.

        The Company currently has $90,000 of borrowings outstanding at March 31, 2004 under the revolving loan portion of the bank credit facilities. The bank credit facilities expire in 2008. Assuming this balance remains constant until the end of the term, and application of the Company's projected interest rates, total interest payments related to the revolver under our bank credit facilities are estimated to be $25,794 for the periods presented in the above table. These interest payments are not included in the above table.

        The Company has other commitments in the form of letters of credit of $19,416 aggregate face value which expire on or before March 31, 2005.

Off Balance Sheet Arrangements

        The Company has no variable interest (otherwise known as "special purpose") entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business as disclosed above.

Covenant Compliance (See Subsequent Events)

        Under the most restrictive covenants as defined in the bank credit facilities agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 2.25 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined, is 6.0 to 1. The maximum leverage ratio decreases to 5.75 to 1, 5.5 to 1, 5.0 to 1 and 4.5 to 1, respectively, on July 1, 2004, January 1, 2005, January 1, 2006 and January 1, 2007. The minimum interest coverage ratio increases to 2.5 to 1 on January 1, 2005. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facilities agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income for the three and twelve months ended March 31, 2004:

	For the Three Months Ended March 31, 2004	For the Twelve Months Ended March 31, 2004
EBITDA of the Restricted Group	$62,597	$313,646
EBITDA loss of the Unrestricted Group	(16,481)	(65,788)
Divestiture and other adjustments	492	(9,463)
Depreciation of property and equipment	(11,911)	(55,521)
Amortization of intangible assets and other	(5,997)	(71,219)
Non-cash compensation	(1,919)	(11,857)
Provision for severance, closures and restructuring related costs	(2,719)	(10,230)
Provision for unclaimed property	(5,500)	(5,500)
Income (loss) on the sales of businesses and other, net	75	(399)

Operating income	$18,637	$83,669

        The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended March 31, 2004	For the Twelve Months Ended March 31, 2004
Internet properties	$6,950	$31,600
Traditional turnaround and start-up properties	7,822	27,751
Related overhead and other charges	1,709	6,437

	$16,481	$65,788

        The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group which management believes are on an arms' length basis and as permitted by the bank credit facilities and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the properties of the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The calculation of the Company's leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At March 31, 2004, this leverage ratio was approximately 5.1 to 1.0.

Other Arrangements

        During 2002, the Company's Board of Directors authorized the exchange of up to $165,000 of the Company's Exchangeable Preferred Stock for common stock. As of March 31, 2004, the Company has exchanged $75,441 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $73,874) for 14,360,306 shares of common stock of the Company.

        In addition, the Company's Board of Directors authorized the exchange by the Company of up to $50,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase of the common stock issued in connection with the exchange transactions. As of March 31, 2004, the Company has exchanged $25,000 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $24,597) for 8,733,842 shares of common stock of the Company and subsequently repurchased all of the common stock issued in connection with such exchanges.

        The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 24,300,000 shares of the Company's common stock at a conversion price of $7 per share, subject to adjustment. Dividends on the Series J Convertible Preferred Stock accrue quarterly at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind of 41,222 shares of Series J Convertible Preferred Stock valued at $5,153 during the three months ended March 31, 2004 and 36,448 shares of Series J Convertible Preferred Stock valued at $4,556 during the three months ended March 31, 2003. The Company has the option to redeem any or all of the shares of the Series J Convertible Preferred Stock at any time for cash at 100% of the liquidation preference of each share being redeemed. On any dividend payment date, the Company has the option to exchange, in whole but not in part, the Series J Convertible Preferred Stock into 12.5% Class J Subordinated Notes. The Company's ability to redeem or exchange the Series J Convertible Preferred Stock into debt is subject to the approval of a majority of the independent directors.

Subsequent Events

Sale of About Web Services

In April 2004, the Company sold About Web Services, the web hosting business of About Inc., part of the Enthusiast Media segment, for proceeds of approximately $12,200. The results of operations, assets and liabilities of Web Services were immaterial on a segment and consolidated basis for all periods presented.

$175 Million Senior Floating Rate Notes Offering

        On May 10, 2004, the Company announced that it will offer $175,000 principal amount of Senior Floating Rate Notes Due 2010, and intends to enter into a new $100,000 term loan credit facility. The Senior Floating Rate Notes will bear interest equal to three-month LIBOR plus 5.375% per year. The Company intends to use the net proceeds from the Senior Floating Rate Notes offering, together with borrowings of $100,000 under the new term loan credit facility, to repay outstanding indebtedness under its existing bank credit facilities and, subject to the approval of the Company's independent directors as required by its charter, toward the redemption, in whole or in part, of its Series J Convertible Preferred Stock. If such redemption of the Series J Convertible Preferred Stock is consummated, the Company will borrow additional amounts under its revolving loan facility. If the Company does not redeem its Series J Convertible Preferred Stock and/or its new term loan credit facility does not become effective, the Company will use the net proceeds of the Senior Floating Rate Notes offering to reduce other outstanding indebtedness or redeem other preferred stock, and may not permanently reduce available commitments under its bank credit facilities.

Offering and Amendment to the Company's Bank Credit Facilities

        In connection with the offering of the Senior Floating Rate Notes, the Company entered into an amendment to its bank credit facilities that will change the terms of certain of the Company's financial covenants and repayment obligations. The effectiveness of the amendment to the Company's bank credit facilities is subject to the incurrence of additional indebtedness in the amount of $250,000.

        If the amendment to the bank credit facilities becomes effective, the maximum allowable debt leverage ratio, as defined in the bank credit facilities, will be 6.25 to 1 and will decrease to 6.00 to 1, 5.75 to 1, 5.50 to 1, 5.25 to 1, 5.00 to 1, 4.75 to 1, and 4.50 to 1 on October 1, 2005, July 1, 2006, October 1, 2006, April 1, 2007, October 1, 2007, April 1, 2008 and July 1, 2008, respectively. Also, if the amendment to the bank credit facilities becomes effective, the minimum interest coverage ratio and the minimum fixed charge coverage ratio, both as defined in the bank credit facilities, remain at 2.25 to 1 through maturity and 1.05 to 1 through maturity, respectively.

        Additionally, upon the consummation of the offering together with the new term loan facility, and after giving effect to the amendment to the bank credit facilities, the aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities would be $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008, and the remaining aggregate term loan payments would be $500 in 2004, $20,764 in 2005, 2006 and 2007, $12,192 in 2008 and $337,922 in 2009.

Contingencies

        Based on an initial internal assessment at the end of 2003, the Company believed that certain business units may have unclaimed property that should have been remitted to one or more states under their respective escheatment laws. The property in question related primarily to unused advertising credits and outstanding accounts payable checks. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $5,500. The Company has entered the next phase of the assessment whereby the consultant will assist in refining the estimated provision and in negotiating settlements under voluntary compliance agreements with the relevant states.

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

        During the first three months of 2004, there were no significant changes related to the Company's critical accounting policies and estimates as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

        In 2003, the Company adopted an accounting change, as required by the Financial Accounting Standards Board, that impacts year-over-year comparisons of financial results. This change is summarized below:

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

        Effective July 1, 2003, the Company prospectively adopted SFAS 150. SFAS 150 requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock as interest expense. As a result of the adoption by the Company of SFAS 150, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are now collectively described as "shares subject to mandatory redemption" on the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003. Dividends on these shares are now described as "interest on shares subject to mandatory redemption" and included in loss from continuing operations for the three months ended March 31, 2004 whereas previously they were presented below net income (loss) as preferred stock dividends. This adoption did not have an impact on loss applicable to common shareholders or loss per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

Impact of Inflation and Other Costs

        The impact of inflation was immaterial during 2003 and through the first three months of 2004. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. There were no increases in postage rates in 2003 or the first quarter of 2004. In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006. In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases. In the first three months of 2004, paper costs were approximately 7% of the Company's total operating costs and expenses. The Company's paper expense decreased approximately 13% during the first three months of 2004 as compared to the same period in 2003. The Company attributes the decrease in paper expenses to a decrease in the volume of paper used as a result of the smaller folio sizes of magazines and fewer bulk copies.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the first three months of 2004, there were no significant changes related to the Company's market risk exposure.

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

Internal Control Over Financial Reporting

        During the three month period ended March 31, 2004, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
  (b)
  Reports on Form 8-K during the quarter ended March 31, 2004.

        The Company furnished a Current Report on Form 8-K, dated February 5, 2004, (a) announcing under Item 5 thereof the issuance of a press release dated February 5, 2004 regarding the Company's new strategic operating structure, (b) announcing under Item 12 thereof the issuance of a press release dated February 5, 2004 regarding its financial results for the fourth quarter ended December 31, 2003, and (c) furnishing as exhibits under Item 7 thereof a copy of each of the press releases.

        The Company furnished a Current Report on Form 8-K/A, dated February 11, 2004, amending the Current Report on Form 8-K, dated February 5, 2004, for the purpose of (i) correcting a typographical error in Exhibit 99.2, and (ii) furnishing the amended Exhibit 99.2 under Item 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA INC. (Registrant)

Date: May 10, 2004	/s/ KELLY P. CONLIN (Signature) Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2004	/s/ MATTHEW A. FLYNN (Signature) Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2004	/s/ ROBERT J. SFORZO (Signature) Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)