Form 10-Q
period 2004-06-30
PRIMEDIA INC
filed 2004-08-09
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Commission file number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Fifth Avenue, New York, New York

(Address of principal executive offices)

10151

(Zip Code)

Registrant’s telephone number, including area code    (212) 745-0100

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

Yes     ☒          No  ☐

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of July 30, 2004: 260,481,340.

PRIMEDIA Inc.

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(dollars in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$66,558	$8,685
Accounts receivable, net	180,944	194,080
Inventories	19,095	17,500
Prepaid expenses and other	40,942	36,059
Assets held for sale	379	31,879
Total current assets	307,918	288,203

Property and equipment (net of accumulated depreciation and amortization of $301,352 in 2004 and $280,612 in 2003)	98,448	110,859
Other intangible assets, net	258,389	268,407
Goodwill	903,178	910,534
Other non-current assets	60,384	58,118
Total Assets	$1,628,317	$1,636,121

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$75,293	$78,794
Accrued expenses and other	181,144	213,934
Deferred revenues	151,336	157,853
Current maturities of long-term debt	16,683	22,195
Liabilities of businesses held for sale	1,297	16,049
Total current liabilities	425,753	488,825

Long-term debt	1,592,292	1,562,441
Shares subject to mandatory redemption	474,559	474,559
Deferred revenues	35,446	33,604
Deferred income taxes	69,970	61,364
Other non-current liabilities	25,837	28,583
Total Liabilities	2,623,857	2,649,376

Shareholders’ deficiency:
Series J convertible preferred stock ($.01 par value, 1,406,722 shares and 1,319,093 shares issued and outstanding, aggregate liquidation and redemption values of $175,841 and $164,887 at June 30, 2004 and December 31, 2003, respectively)	175,487	164,533
Common stock ($.01 par value, 350,000,000 shares authorized at June 30, 2004 and December 31, 2003 and 269,032,592 shares and 268,333,049 shares issued at June 30, 2004 and December 31, 2003, respectively)	2,690	2,683
Additional paid-in capital (including warrants of $31,690 at June 30, 2004 and December 31, 2003)	2,349,476	2,345,152
Accumulated deficit	(3,445,439)	(3,447,710)
Accumulated other comprehensive loss	(192)	(176)
Unearned compensation	—	(175)
Common stock in treasury, at cost (8,610,491 shares at June 30, 2004 and December 31, 2003)	(77,562)	(77,562)
Total Shareholders’ Deficiency	(995,540)	(1,013,255)

Total Liabilities and Shareholders’ Deficiency	$1,628,317	$1,636,121

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands, except per share amounts)

Revenues, net:
Advertising	$418,025	$414,915
Circulation	150,792	155,081
Other	98,545	94,782
Total revenues, net	667,362	664,778

Operating costs and expenses:
Cost of goods sold	141,668	147,758
Marketing and selling	141,562	142,003
Distribution, circulation and fulfillment	115,566	113,841
Editorial	53,853	53,152
Other general expenses	87,824	84,705
Corporate administrative expenses (excluding $3,486 and $2,023 of non-cash compensation in 2004 and 2003, respectively)	13,363	14,053
Depreciation of property and equipment	21,902	26,459
Amortization of intangible assets and other	10,783	20,605
Severance related to separated senior executives	658	5,576
Non-cash compensation	3,486	2,023
Provision for severance, closures and restructuring related costs	7,174	3,150
Provision for unclaimed property	5,500	—
(Gain) loss on sale of businesses and other, net	(23)	1,338

Operating income	64,046	50,115
Other income (expense):
Provision for impairment of investments	(804)	(7,727)
Interest expense	(58,742)	(65,203)
Interest on shares subject to mandatory redemption	(21,890)	—
Amortization of deferred financing costs	(2,319)	(1,244)
Other income (expense), net	109	(3,819)

Loss from continuing operations before income tax expense	(19,600)	(27,878)
Income tax expense	(8,724)	(7,051)

Loss from continuing operations	(28,324)	(34,929)

Discontinued operations (including gain on sale of businesses of $42,226 and $102,605 in 2004 and 2003, respectively)	41,549	103,586

Net income	13,225	68,657

Preferred stock dividends and related accretion, net	(10,954)	(32,011)
Income applicable to common shareholders	$2,271	$36,646

Per common share:
Loss from continuing operations	$(0.15)	$(0.26)
Discontinued operations	0.16	0.40
Basic and diluted income applicable to common shareholders	$0.01	$0.14

Basic and diluted common shares outstanding	260,100,874	258,945,403

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands, except per share amounts)

Revenues, net:
Advertising	$213,696	$211,462
Circulation	76,989	77,779
Other	51,491	50,050
Total revenues, net	342,176	339,291

Operating costs and expenses:
Cost of goods sold	74,209	75,910
Marketing and selling	66,203	66,358
Distribution, circulation and fulfillment	59,372	55,984
Editorial	26,785	26,473
Other general expenses	42,707	41,680
Corporate administrative expenses (excluding $1,567 and $777 of non-cash compensation in 2004 and 2003, respectively)	5,906	6,672
Depreciation of property and equipment	10,181	14,359
Amortization of intangible assets and other	4,817	9,920
Severance related to separated senior executives	—	5,576
Non-cash compensation	1,567	777
Provision for severance, closures and restructuring related costs	4,455	1,988
Loss on sale of businesses and other, net	52	1,212

Operating income	45,922	32,382
Other expense:
Provision for impairment of investments	(804)	(7,727)
Interest expense	(30,164)	(31,750)
Interest on shares subject to mandatory redemption	(10,945)	—
Amortization of deferred financing costs	(1,217)	(503)
Other expense, net	(179)	(3,275)

Income (loss) from continuing operations before income tax expense	2,613	(10,873)
Income tax expense	(4,357)	(3,333)

Loss from continuing operations	(1,744)	(14,206)

Discontinued operations (including gain on sale of businesses of $4,192 and $103,846 in 2004 and 2003, respectively)	3,898	103,110

Net income	2,154	88,904

Preferred stock dividends and related accretion, net	(5,801)	(15,578)
Income (loss) applicable to common shareholders	$(3,647)	$73,326

Per common share:
Loss from continuing operations	$(0.03)	$(0.12)
Discontinued operations	0.02	0.40
Basic and diluted income (loss) applicable to common shareholders	$(0.01)	$0.28

Basic and diluted common shares outstanding	260,307,340	259,003,962

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)

Operating activities:
Net income	$13,225	$68,657
Adjustments to reconcile net income to net cash used in operating activities	7,197	(23,304)
Changes in operating assets and liabilities	(37,381)	(47,073)
Net cash used in operating activities	(16,959)	(1,720)

Investing activities:
Additions to property, equipment and other, net	(13,574)	(21,166)
Proceeds from sale of businesses and other	70,277	182,922
Payments for businesses acquired, net of cash acquired	(1,270)	(4,796)
Proceeds from other investments, net	674	1,008
Net cash provided by investing activities	56,107	157,968

Financing activities:
Borrowings under credit agreements	231,500	288,400
Repayments of borrowings under credit agreements	(378,500)	(314,312)
Payments for repurchases of senior notes	—	(375,675)
Proceeds from issuance of Senior Floating Rate Notes	175,000	—
Proceeds from issuance of 8% Senior Notes	—	300,000
Proceeds from issuances of common stock	701	569
Purchases of common stock for the treasury	—	(19,367)
Dividends paid to preferred stock shareholders	—	(22,921)
Deferred financing costs paid	(5,559)	(5,977)
Capital lease obligations	(4,278)	(1,788)
Other	(139)	(155)
Net cash provided by (used in) financing activities	18,725	(151,226)

Increase in cash and cash equivalents	57,873	5,022
Cash and cash equivalents, beginning of period	8,685	18,553
Cash and cash equivalents, end of period	$66,558	$23,575

Supplemental information:
Cash interest paid	$55,194	$69,336
Cash interest paid on shares subject to mandatory redemption	$26,455	$—
Cash taxes paid, net of refunds	$102	$99
Accretion in carrying value of exchangeable and convertible preferred stock	$—	$781
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$10,954	$9,254
Carrying value of exchangeable preferred stock converted to common stock	$—	$16,066
Fair value of common stock issued in connection with conversion of exchangeable preferred stock	$—	$15,122

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except per share amounts)

1.     Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company.”  In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2004 and December 31, 2003 and the consolidated results of operations of the Company for the six and three months ended June 30, 2004 and 2003, and consolidated cash flows of the Company for the six month periods ended June 30, 2004 and 2003 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2003, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The operating results for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the six and three month periods ended June 30, 2004.

Stock Based Compensation

The Company has a stock-based employee compensation plan. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.  The adoption of SFAS 123 increased the loss from continuing operations for the six and three months ended June 30, 2004 by $1,368 and $778, respectively. The impact of the adoption of SFAS 123 was not significant for the six and three months ended June 30, 2003.

The following table illustrates the effect on net income (loss) applicable to common shareholders and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Reported net income (loss) applicable to common shareholders	$2,271	$36,646	$(3,647)	$73,326

Add: Stock-based employee compensation expense included in reported net income (loss)	1,543	1,313	778	472

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,438)	(13,573)	(3,277)	(7,004)
Pro forma net income (loss) applicable to common shareholders	$(2,624)	$24,386	$(6,146)	$66,794

Per Common Share:
Reported basic and diluted income (loss)	$0.01	$0.14	$(0.01)	$0.28
Pro forma basic and diluted income (loss)	$(0.01)	$0.09	$(0.02)	$0.26

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted-average assumptions were used for options granted in the six months ended June 30, 2004 and 2003, respectively: risk-free interest rates of 2.81% and 3.85%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company’s common stock of 85% and 79%, and a weighted-average expected life of the options of three and five years. For the three months ended June 30, 2004 and 2003, respectively, the following weighted-average assumptions were used: risk-free interest rates of 2.83 % and 3.82%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company’s common stock of 85% and 79%, and a weighted-average expected life of the options of three and five years. The estimated fair value of options granted during the six months ended June 30, 2004 and 2003 was $318 and $18, respectively, and $310 and $8 during the three months ended June 30, 2004 and 2003, respectively.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Recent Accounting Pronouncement

On July 1, 2003, the Company prospectively adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (collectively the “Exchangeable Preferred Stock”) and to classify dividends from this Exchangeable Preferred Stock as interest expense.

As a result of the adoption of SFAS 150, the Exchangeable Preferred Stock are now collectively described as “shares subject to mandatory redemption” on the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003.  Dividends on these shares, subsequent to the adoption of SFAS 150, are now described as “interest on shares subject to mandatory redemption” and are included in loss from continuing operations for the six and three months ended June 30, 2004, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the six and three months ended June 30, 2004 by $22,562 and $11,281, respectively, which represents interest on shares subject to mandatory redemption ($10,945 per quarter) and amortization of issuance costs ($336 per quarter) which is included in the amortization of deferred financing costs on the accompanying condensed statements of consolidated operations.  If SFAS 150 was adopted on January 1, 2003, loss from continuing operations for the six and three months ended June 30, 2003 would have increased by $22,670 and $10,794, respectively.  This adoption did not have an impact on income (loss) applicable to common shareholders or income (loss) per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

2.     Divestitures

The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company’s borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the “bank credit facilities”). Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen and its companion teen properties, resulting in a payment to the purchaser of $3,379 in January 2004.

In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the results of which have been classified as discontinued operations for all periods presented.  Proceeds from the sale were approximately $2,200, subject to standard post-closing adjustments.

In April 2004, the Company sold About Web Services, the Web hosting business of About Inc., part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented.  Proceeds from the sale were approximately $12,200, subject to standard post-closing adjustments.

Additionally, the Company is evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment.  The operating results of these businesses have been classified as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale as of June 30, 2004.

The results of the Company’s divestiture of certain properties in 2004 and 2003 have been included in discontinued operations on the accompanying condensed statements of consolidated operations.  Discontinued operations include revenues of $6,718 and $86,815 for the six months ended June 30, 2004 and 2003, respectively, and $1,762 and $36,501 for the three months ended June 30, 2004 and 2003, respectively.

Balance Sheet-Held for Sale

The assets and liabilities of businesses that have been sold or which the Company has initiated plans to sell as of June 30, 2004 and December 31, 2003 have been reclassified to held for sale on the accompanying condensed consolidated balance sheets as follows:

	June 30, 2004	December 31, 2003

ASSETS
Accounts receivable, net	$365	$8,010
Inventories	—	391
Prepaid expenses and other	14	907
Property and equipment, net	—	297
Other intangible assets, net	—	14,056
Goodwill	—	6,747
Other non-current assets	—	1,471
Assets held for sale	$379	$31,879

LIABILITIES
Accounts payable	$—	$3,115
Accrued expenses and other	—	11,791
Deferred revenues-current	847	1,110
Deferred revenues-non current	450	—
Other non-current liabilities	—	33
Liabilities of businesses held for sale	$1,297	$16,049

Assets and liabilities classified as held for sale at December 31, 2003 have been sold as of June 30, 2004.

3.     Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	June 30, 2004	December 31, 2003
Accounts receivable	$196,336	$212,144
Less: Allowance for doubtful accounts	11,709	10,798
Allowance for returns and rebates	3,683	7,266
	$180,944	$194,080

4.               Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
Finished goods	$9,382	$8,008
Work in process	—	230
Raw materials	9,713	9,262
	$19,095	$17,500

5.     Goodwill, Other Intangible Assets and Other

As required under SFAS 142, “Goodwill and Other Intangible Assets”, the Company continues to assess goodwill and indefinite lived intangible assets for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. The Company established October 31 as the annual impairment test date.  In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six months ended June 30, 2004, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. Upon adoption of SFAS 142, the Company recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. Income tax expense primarily consisted of deferred income taxes of $8,606 and $6,650 for the six months ended June 30, 2004 and 2003, respectively, and $4,317 and $3,325, for the three months ended June 30, 2004 and 2003, respectively, related to the increase in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis of the indefinite-lived intangible assets.

In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $8,800 to increase deferred tax liabilities during the remaining six months of 2004.

Changes in the carrying amount of goodwill for the six months ended June 30, 2004, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Education and Training	Total

Balance as of January 1, 2004	$695,340	$95,808	$119,386	$—	$910,534
Purchase price allocation adjustments per final valuation reports	—	151	—	—	151
Goodwill written off related to the sale of businesses	(6,776)	—	(731)	—	(7,507)
Balance as of June 30, 2004	$688,564	$95,959	$118,655	$—	$903,178

Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		June 30, 2004			December 31, 2003
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$20,449	$20,449	$—	$21,013	$19,845	$1,168
Membership, subscriber and customer lists	2-20	347,325	319,641	27,684	348,346	315,860	32,486
Non-compete agreements	1-10	137,196	135,152	2,044	137,829	134,093	3,736
Trademark license agreements	2-15	2,984	2,908	76	2,984	2,899	85
Copyrights	3-20	20,550	19,800	750	20,550	19,609	941
Databases	2-12	9,353	8,823	530	9,353	8,627	726
Advertiser lists	5-20	135,978	124,770	11,208	135,978	122,852	13,126
Distribution agreements	1-7	10,410	10,410	—	10,410	10,410	—
Other	1-5	9,804	9,804	—	9,804	9,804	—
		$694,049	$651,757	$42,292	$696,267	$643,999	$52,268

Intangible assets not subject to amortization had a carrying value of $216,097 and $216,139 at June 30, 2004 and December 31, 2003, respectively, and consisted primarily of trademarks. Amortization expense for intangible assets still subject to amortization was $10,006 and $16,712 for the six months ended June 30, 2004 and 2003, respectively, and $4,403 and $7,950 for the three months ended June 30, 2004 and 2003, respectively.  Amortization of deferred wiring costs of $777 and $3,893 for the six months ended June 30, 2004 and 2003, respectively, and $414 and $1,970 for the three months ended June 30, 2004 and 2003, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At June 30, 2004, estimated future amortization expense of intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $8,000 for the remaining six months of 2004 and approximately $11,000, $7,000, $5,000 and $4,000 for 2005, 2006, 2007 and 2008, respectively.

6.     Long-term Debt

Long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
Borrowings under bank credit facilities	$412,906	$559,906
7 5/8% Senior Notes Due 2008	225,510	225,443
8 7/8% Senior Notes Due 2011	470,101	469,820
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	—
	1,583,517	1,555,169
Obligation under capital leases	25,458	29,467
	1,608,975	1,584,636
Less: Current maturities of long-term debt	16,683	22,195
	$1,592,292	$1,562,441

$175,000 Senior Floating Rate Notes Due 2010 and Term Loan C Credit Facility Offerings

On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010 (the “Senior Floating Rate Notes”), and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009.  The Senior Floating Rate Notes bear interest equal to the three-month LIBOR plus 5.375% per year and the term loan C at three-month LIBOR plus 4.375% per year.  The Company applied the combined net proceeds from the Senior Floating Rate Notes offering and the term loan C to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility.  The purpose of these borrowings was to provide the ability to redeem the Company’s Series J Convertible Preferred Stock (see Subsequent Event Note 17).

Offering and Amendment to the Company’s Bank Credit Facilities

In connection with the offering of the Senior Floating Rate Notes, the Company entered into an amendment to its bank credit facilities that changed the terms of certain of the Company’s financial covenants and repayment obligations. The maximum allowable debt leverage ratio, as defined in the bank credit facilities, was amended to 6.25 to 1 through September 30, 2005 and decreases to 6.00 to 1, 5.75 to 1, 5.50 to 1, 5.25 to 1, 5.00 to 1, 4.75 to 1, and 4.50 to 1 on October 1, 2005, July 1, 2006, October 1, 2006, April 1, 2007, October 1, 2007, April 1, 2008 and July 1, 2008, respectively. The amendment to the bank credit facilities also set the minimum interest coverage ratio, as defined in the bank credit facilities, at 2.25 to 1 through maturity. The minimum fixed charge coverage ratio, as defined, remains unchanged at 1.05 to 1 through maturity. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

With the exception of the term loan B and the term loan C, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%.  The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At June 30, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 3.8% and 3.6%, respectively.

7.     Series J Convertible Preferred Stock

As of June 30, 2004 and December 31, 2003, the Company had $175,487 and $164,533 of Series J Convertible Preferred Stock outstanding, respectively.  The Company paid dividends-in-kind of 87,629 and 46,407 shares of Series J Convertible Preferred Stock valued at $10,954 and $5,801 during the six and three months ended June 30, 2004, respectively, and 74,035 and 37,587 shares of Series J Convertible Preferred Stock valued at $9,254 and $4,698 during the six and three months ended June 30, 2003, respectively (see Subsequent Event Note 17).

8.     Common Stock and Related Options

The following table summarizes information about stock options outstanding and exercisable at June 30, 2004:

Range of Exercise Prices	Number Outstanding at 6/30/04	Number Exercisable at 6/30/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Outstanding Options	Weighted Average Exercise Price of Exercisable Options

$0.08 - $ 0.43	68,610	68,610	3	$0.29	$0.29
$1.01 - $ 1.80	5,270	3,395	6	1.44	1.50
$1.85 - $ 1.98	1,096,336	610,418	7	1.85	1.85
$2.02 - $ 2.99	2,918,949	739,824	5	2.84	2.76
$3.09 - $ 3.65	2,082,250	41,125	7	3.09	3.20
$4.00 - $ 5.95	7,267,077	5,686,952	6	4.73	4.77
$6.00 - $ 9.83	4,337,931	2,874,193	7	6.82	7.05
$10.13 - $19.81	9,408,805	9,072,228	5	13.44	13.34
$20.00 - $28.94	184,431	180,846	6	26.05	26.15
$30.01 - $36.52	13,066	13,066	6	34.04	34.04
Total	27,382,725	19,290,657	6	$7.76	$9.17

9.     Non-Cash Compensation

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Restricted stock (1)	$1,943	$47	$789	$47
Stock options (2)	1,368	—	778	—
Amortization of the intrinsic value of unvested “in-the-money” options issued in connection with the About acquisition (3)	175	766	—	259
Restricted stock and stock options-About (4)	—	1,210	—	471

Total	$3,486	$2,023	$1,567	$777

(1) The Company recognized non-cash compensation charges related to the Company’s grant of shares of restricted common stock to certain executives during 2003, as well as grants of shares of restricted common stock to certain employees in 2003 and 2004 in exchange for their options in the Company’s Internet subsidiaries of $1,943 and $47 during the six months ended June 30, 2004 and 2003, respectively, and $789 and $47 during the three months ended June 30, 2004 and 2003, respectively. These grants were valued at the date of grant and are being expensed ratably over their related vesting periods.

(2) As a result of the adoption of SFAS 123 effective January 1, 2003, the Company recorded a non-cash compensation charge of $1,368 and $778 for the six and three months ended June 30, 2004, respectively, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan. The impact of the adoption of SFAS 123 was not significant for the six and three months ended June 30, 2003.

(3) In connection with the acquisition of About in 2001, the Company recorded charges related to the amortization of the intrinsic value of unvested “in the money” options of $175 and $766 for the six months ended June 30, 2004 and 2003, respectively, and $259 for the three months ended June 30, 2003.  As of March 31, 2004, these options were fully vested.

(4) The Company recorded charges related to the vesting of certain restricted stock and stock options granted in connection with the acquisition of About in 2001 of $1,210 and $471 for the six and three months ended June 30, 2003.

10.   Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

The Company recorded $658 and $5,576 during the six months ended June 30, 2004 and 2003, respectively, and $0 and $5,576 during the three months ended June 30, 2004 and 2003, respectively, of severance relating to the finalization of the separation agreements of the former Chief Executive Officer and the former President and Interim Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

Through the second quarter of 2004, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

Details of the initiatives implemented and the payments made in furtherance of these plans during the six-months ended June 30, 2004 and 2003 are presented in the following tables:

	Liability as of January 1, 2004		Net Provision for the Six Months Ended June 30, 2004		Payments during the Six Months Ended June 30, 2004	Liability as of June 30, 2004
Severance and closures:
Employee-related termination costs	$2,982		$2,021		$(3,301)	$1,702
Termination of contracts	467		—		—	467
Termination of leases related to office closures	37,063		5,153		(4,063)	38,153
Total severance and closures	$40,512	(1)	$7,174	(2)	$(7,364)	$40,322

	Liability as of January 1, 2003		Net Provision for the Six Months Ended June 30, 2003		Payments during the Six Months Ended June 30, 2003	Liability as of June 30, 2003
Severance and closures:
Employee-related termination costs	$3,733		$3,608		$(3,941)	$3,400
Termination of contracts	575		—		(159)	416
Termination of leases related to office closures	41,366		(458)		(3,353)	37,555
Total severance and closures	$45,674	(1)	$3,150	(2)	$(7,453)	$41,371

(1)          Reduced for liabilities relating to discontinued operations totaling $3,302 and $3,760 at January 1, 2004 and 2003, respectively.

(2)          Adjusted to exclude net provisions related to discontinued operations totaling $9 and $596 for the six months ended June 30, 2004 and 2003, respectively.

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

As a result of the implementation of these plans, the Company has closed and consolidated, to date, 23 office locations and has notified a total of 2,033 individuals that they would be terminated under these plans.  As of June 30, 2004, all of these individuals have been terminated.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003.

11.   Provision for Unclaimed Property

Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks for which the Company had an accrual recorded in the amount of $3,600 as of December 31, 2003. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $5,500 in the three months ended March 31, 2004, which increased the accrual to $9,100. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the estimated results of operations for 2004 considered material.

The Company has entered the next phase of the assessment whereby the consultant will assist in refining the estimated provision and in negotiating settlements under voluntary compliance agreements with the relevant states.

12.   Comprehensive Income

Comprehensive income for the six and three months ended June 30, 2004 and 2003 is presented in the following table:

	Six Months Ended June 30,
	2004	2003
Net income	$13,225	$68,657
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	24
Total comprehensive income	$13,209	$68,681

	Three Months Ended June 30,
	2004	2003
Net income	$2,154	$88,904
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—
Total comprehensive income	$2,148	$88,904

13.   Income (loss) per Common Share

Income (loss) per common share for the six and three months ended June 30, 2004 and 2003 has been determined based on net income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding for all periods presented. The effect of the assumed exercise of stock options and warrants and the conversion of convertible preferred stock were not included in the computation of per share amounts because the effect of their inclusion would be antidilutive. If the Company had recognized income from continuing operations for the six months ended June 30, 2004 and 2003, shares attributable to these antidilutive instruments would have increased diluted shares outstanding by approximately 62,400,000 and 57,600,000, respectively.

14.   Contingencies

The Company is involved in ordinary and routine litigation incidental to its business.  In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

15.   Business Segment Information

The Company’s strategy is to focus on its core businesses and grow through leveraging and expanding its market leading brands.  This organic growth strategy requires a segment structure that best aligns the Company’s businesses and provides a clear sense of its strategic focus and operating performance. Accordingly, the Company adopted this structure, effective in the fourth quarter of 2003, and has reclassified prior year results to reflect this operating structure into four reportable segments.  The Company’s four principal segments are Enthusiast Media, Consumer Guides, Business Information and Education and Training.

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company’s consumer magazine brands, including Performance Automotive and International Automotive (formerly Enthusiast Automotive), Consumer Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites and events, as well as About.com.

The Consumer Guides segment is the nation’s largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide, which was launched in the first quarter of 2004, their related Web sites and the DistribuTech distribution business.

The Business Information segment includes the Company’s trade magazines, their related Web sites, events, directories and data products with a focus on bringing sellers together with qualified buyers in numerous industries.

The Education and Training segment consists of the businesses that provide content to schools, universities, government and other public institutions as well as corporate training initiatives. It includes Channel One, Films Media Group and Workplace Learning.

Information regarding the operations of the Company by business segment is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is earnings before interest, taxes, depreciation, amortization and other (income) charges (“Segment EBITDA”). Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues, net:
Enthusiast Media	$360,514	$355,055	$187,955	$183,420
Consumer Guides	142,471	137,327	71,084	69,404
Business Information	113,010	114,144	58,208	57,938
Education and Training	52,087	62,226	25,314	30,088
Intersegment Eliminations	(720)	(3,974)	(385)	(1,559)
Total	$667,362	$664,778	$342,176	$339,291

Segment EBITDA (1):
Enthusiast Media	$72,263	$66,168	$42,849	$42,306
Consumer Guides	40,154	38,571	20,512	21,002
Business Information	15,312	12,679	10,223	7,966
Education and Training	(729)	5,972	(606)	1,640
Corporate Overhead	(13,474)	(14,124)	(5,984)	(6,700)
Total	$113,526	$109,266	$66,994	$66,214

Below is a reconciliation of the Company’s Segment EBITDA to operating income:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Segment EBITDA (1):	$113,526	$109,266	$66,994	$66,214
Depreciation of property and equipment	21,902	26,459	10,181	14,359
Amortization of intangible assets and other	10,783	20,605	4,817	9,920
Severance related to separated senior executives	658	5,576	—	5,576
Non-cash compensation	3,486	2,023	1,567	777
Provision for severance, closures and restructuring related costs	7,174	3,150	4,455	1,988
Provision for unclaimed property	5,500	—	—	—
(Gain) loss on sale of businesses and other, net	(23)	1,338	52	1,212

Operating income	$64,046	$50,115	$45,922	$32,382

(1)                                  Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other (income) charges.  Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.  Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income (as determined in conformity with accounting principles generally accepted in the United States of America), as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company’s chief operating decision maker, who is the President and CEO, and the executive team evaluate and measure each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem preferred stock and repay debt, among other commitments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

16. Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and 2003 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the six months ended June 30, 2004, certain businesses have been reclassified between restricted and unrestricted subsidiaries.  These reclassifications are in compliance with our debt agreements and have not had a material effect on our debt covenant ratios as defined in the bank credit facilities.

The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management’s best estimates which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The non-guarantor subsidiary results of operations include: Internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries.  The transactions described above are billed, by the Company, at what the Company believes are prevailing market rates. All intercompany related activities are eliminated in consolidation.

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(UNAUDITED)

June 30, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$59,499	$6,700	$359	$—	$66,558
Accounts receivable, net	—	167,514	13,430	—	180,944
Intercompany receivables	1,544,923	197,002	129,571	(1,871,496)	—
Inventories	—	19,100	(5)	—	19,095
Prepaid expenses and other	5,763	25,717	9,462	—	40,942
Assets held for sale	—	—	379	—	379
Total current assets	1,610,185	416,033	153,196	(1,871,496)	307,918

Property and equipment, net	6,151	80,982	11,315	—	98,448
Investment in and advances to subsidiaries	581,300	—	—	(581,300)	—
Other intangible assets, net	—	257,461	928	—	258,389
Goodwill	—	886,277	16,901	—	903,178
Other non-current assets	9,993	41,290	9,101	—	60,384
Total Assets	$2,207,629	$1,682,043	$191,441	$(2,452,796)	$1,628,317

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,846	$68,092	$3,355	$—	$75,293
Intercompany payables	965,310	238,814	667,372	(1,871,496)	—
Accrued expenses and other	78,900	97,930	4,314	—	181,144
Deferred revenues	1,738	135,322	14,276	—	151,336
Current maturities of long-term debt	11,831	4,852	—	—	16,683
Liabilities of businesses held for sale	—	—	1,297	—	1,297
Total current liabilities	1,061,625	545,010	690,614	(1,871,496)	425,753

Long-term debt	1,573,882	18,410	—	—	1,592,292
Intercompany notes payable	—	2,848,198	155,681	(3,003,879)	—
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Deferred revenues	—	35,446	—	—	35,446
Deferred income taxes	69,970	—	—	—	69,970
Other non-current liabilities	23,133	2,436	268	—	25,837
Total Liabilities	3,203,169	3,449,500	846,563	(4,875,375)	2,623,857

Shareholders’ deficiency:
Series J convertible preferred stock	175,487	—	—	—	175,487
Common stock	2,690	—	—	—	2,690
Additional paid-in capital	2,349,476	—	—	—	2,349,476
Accumulated deficit	(3,445,439)	(1,767,451)	(654,936)	2,422,387	(3,445,439)
Accumulated other comprehensive loss	(192)	(6)	(186)	192	(192)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)
Total Shareholders’ Deficiency	(995,540)	(1,767,457)	(655,122)	2,422,579	(995,540)

Total Liabilities and Shareholders’ Deficiency	$2,207,629	$1,682,043	$191,441	$(2,452,796)	$1,628,317

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Six Months Ended June 30, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries

Revenues, net	$—	$613,845	$80,423	$(26,906)	$667,362
Operating costs and expenses:
Cost of goods sold	—	129,286	12,382	—	141,668
Marketing and selling	—	120,805	20,757	—	141,562
Distribution, circulation and fulfillment	—	87,019	28,547	—	115,566
Editorial	—	48,002	5,851	—	53,853
Other general expenses	111	77,746	36,873	(26,906)	87,824
Corporate administrative expenses (excluding non-cash compensation)	10,279	—	3,084	—	13,363
Depreciation of property and equipment	1,364	16,776	3,762	—	21,902
Amortization of intangible assets and other	—	10,218	565	—	10,783
Severance related to separated senior executives	658	—	—		658
Non-cash compensation	3,486	—	—	—	3,486
Provision for severance, closures and restructuring related costs	2,229	4,697	248	—	7,174
Provision for unclaimed property	56	5,444	—	—	5,500
(Gain) loss on sale of businesses and other, net	37	(66)	6	—	(23)

Operating income (loss)	(18,220)	113,918	(31,652)	—	64,046
Other income (expense):
Provision for impairment of investments	(804)	—	—	—	(804)
Interest expense	(56,109)	(2,585)	(48)	—	(58,742)
Interest on shares subject to mandatory redemption	(21,890)	—	—	—	(21,890)
Amortization of deferred financing costs	(671)	(1,633)	(15)	—	(2,319)
Equity in income of subsidiaries	49,624	—	—	(49,624)	—
Intercompany management fees and interest	70,027	(69,460)	(567)	—	—
Other income (expense), net	43	87	(21)	—	109

Income (loss) from continuing operations before income tax expense	22,000	40,327	(32,303)	(49,624)	(19,600)
Income tax expense	(8,775)	68	(17)	—	(8,724)

Income (loss) from continuing operations	13,225	40,395	(32,320)	(49,624)	(28,324)

Discontinued operations	—	41,652	(103)	—	41,549

Net income (loss)	$13,225	$82,047	$(32,423)	$(49,624)	$13,225

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$13,225	$82,047	$(32,423)	$(49,624)	$13,225

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(104,286)	57,599	4,260	49,624	7,197
Changes in operating assets and liabilities	(27,970)	(912)	(8,499)	—	(37,381)

Net cash provided by (used in) operating activities	(119,031)	138,734	(36,662)	—	(16,959)

Investing activities:
Additions to property, equipment and other, net	(449)	(9,492)	(3,633)	—	(13,574)
Proceeds from sale of businesses and other	—	68,176	2,101	—	70,277
Payments for businesses acquired, net of cash acquired	—	(1,270)	—	—	(1,270)
Proceeds from (payments for) other investments, net	(10)	684	—	—	674

Net cash provided by (used in) investing activities	(459)	58,098	(1,532)	—	56,107

Financing activities:
Intercompany activity	150,900	(188,981)	38,081	—	—
Borrowings under credit agreements	231,500	—	—	—	231,500
Repayments of borrowings under credit agreements	(378,500)	—	—	—	(378,500)
Proceeds from issuances of Senior Floating Rate Notes	175,000	—	—	—	175,000
Proceeds from issuances of common stock	701	—	—	—	701
Deferred financing costs paid	3	(5,562)	—		(5,559)
Capital lease obligations	(960)	(3,118)	(200)	—	(4,278)
Other	—	(139)	—	—	(139)

Net cash provided by (used in) financing activities	178,644	(197,800)	37,881	—	18,725

Increase (decrease) in cash and cash equivalents	59,154	(968)	(313)	—	57,873
Cash and cash equivalents, beginning of period	345	7,668	672	—	8,685
Cash and cash equivalents, end of period	$59,499	$6,700	$359	$—	$66,558

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$345	$7,668	$672	$—	$8,685
Accounts receivable, net	—	175,144	18,936	—	194,080
Intercompany receivables	1,685,986	402,428	61,271	(2,149,685)	—
Inventories	—	17,417	83	—	17,500
Prepaid expenses and other	5,009	29,865	1,185	—	36,059
Assets held for sale	1,460	28,985	1,434	—	31,879
Total current assets	1,692,800	661,507	83,581	(2,149,685)	288,203

Property and equipment, net	7,065	83,693	20,101	—	110,859
Investment in and advances to subsidiaries	488,986	—	—	(488,986)	—
Other intangible assets, net	—	266,839	1,568	—	268,407
Goodwill	—	871,598	38,936	—	910,534
Other non-current assets	11,477	35,967	10,674	—	58,118
Total Assets	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$11,482	$55,724	$11,588	$—	$78,794
Intercompany payables	984,262	534,801	630,622	(2,149,685)	—
Accrued expenses and other	97,694	103,725	12,515	—	213,934
Deferred revenues	1,738	147,375	8,740	—	157,853
Current maturities of long-term debt	16,232	5,963	—	—	22,195
Liabilities of businesses held for sale	—	13,500	2,549	—	16,049
Total current liabilities	1,111,408	861,088	666,014	(2,149,685)	488,825

Long-term debt	1,542,095	20,346	—	—	1,562,441
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,210,418	753,838	(2,964,256)	—
Deferred revenues	—	33,604	—	—	33,604
Deferred income taxes	61,364	—	—	—	61,364
Other non-current liabilities	24,157	4,497	(71)	—	28,583
Total Liabilities	3,213,583	3,129,953	1,419,781	(5,113,941)	2,649,376

Shareholders’ deficiency:
Series J convertible preferred stock	164,533	—	—	—	164,533
Common stock	2,683	—	—	—	2,683
Additional paid-in capital	2,345,152	—	—	—	2,345,152
Accumulated deficit	(3,447,710)	(1,210,343)	(1,264,751)	2,475,094	(3,447,710)
Accumulated other comprehensive loss	(176)	(6)	(170)	176	(176)
Unearned compensation	(175)	—	—	—	(175)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)
Total Shareholders’ Deficiency	(1,013,255)	(1,210,349)	(1,264,921)	2,475,270	(1,013,255)

Total Liabilities and Shareholders’ Deficiency	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Six Months Ended June 30, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries

Revenues, net	$219	$557,026	$89,344	$18,189	$664,778
Operating costs and expenses:
Cost of goods sold	708	103,968	43,082		147,758
Marketing and selling	—	119,158	22,845		142,003
Distribution, circulation and fulfillment	—	86,333	27,508		113,841
Editorial	—	49,215	3,937		53,152
Other general expenses	268	38,813	27,435	18,189	84,705
Corporate administrative expenses (excluding non-cash compensation)	12,649	—	1,404	—	14,053
Depreciation of property and equipment	1,434	18,290	6,735	—	26,459
Amortization of intangible assets and other	—	16,767	3,838	—	20,605
Severance related to separated senior executives	5,576	—	—		5,576
Non-cash compensation	2,023	—	—	—	2,023
Provision for severance, closures and restructuring related costs	(1,210)	4,360	—	—	3,150
Provision for unclaimed property	—	—	—	—	—
(Gain) loss on sale of businesses and other, net	(19)	2,280	(923)	—	1,338

Operating income (loss)	(21,210)	117,842	(46,517)	—	50,115
Other income (expense):
Provision for impairment of investments	(7,727)	—	—	—	(7,727)
Interest expense	(63,451)	(1,738)	(14)	—	(65,203)
Interest on shares subject to mandatory redemption		—	—	—	—
Amortization of deferred financing costs	1,291	(2,526)	(9)	—	(1,244)
Equity in income of subsidiaries	93,653	—	—	(93,653)	—
Intercompany management fees and interest	75,680	(75,680)	—	—	—
Other income (expense), net	(2,858)	(1,001)	40	—	(3,819)

Income (loss) from continuing operations before income tax expense	75,378	36,897	(46,500)	(93,653)	(27,878)
Income tax expense	(6,721)	(314)	(16)	—	(7,051)

Income (loss) from continuing operations	68,657	36,583	(46,516)	(93,653)	(34,929)

Discontinued operations	—	108,914	(5,328)	—	103,586

Net income (loss)	$68,657	$145,497	$(51,844)	$(93,653)	$68,657

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net Income (loss)	$68,657	$145,497	$(51,844)	$(93,653)	$68,657

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(145,701)	13,344	15,400	93,653	(23,304)
Changes in operating assets and liabilities	(12,860)	(27,388)	(6,825)	—	(47,073)

Net cash provided by (used in) operating activities	(89,904)	131,453	(43,269)	—	(1,720)

Investing activities:
Additions to property, equipment and other, net	(1,001)	(15,219)	(4,946)	—	(21,166)
Proceeds from sales of businesses and other, net	19	183,528	(625)	—	182,922
Payments related to businesses acquired	—	(4,446)	(350)	—	(4,796)
Proceeds from (payments for) other investments, net	1,051	(513)	470	—	1,008

Net cash provided by (used in) investing activities	69	163,350	(5,451)	—	157,968

Financing activities:
Intercompany activity	242,094	(290,642)	48,548	—	—
Borrowings under credit agreements	288,400	—	—	—	288,400
Repayments of borrowings under credit agreements	(314,312)	—	—	—	(314,312)
Payments for repurchases of senior notes	(375,675)	—	—	—	(375,675)
Proceeds from issuance of 8% Senior Notes	300,000	—	—	—	300,000
Proceeds from issuances of common stock	569	—	—	—	569
Purchases of common stock for the treasury	(19,367)	—	—	—	(19,367)
Dividends paid to preferred stock shareholders	(22,921)	—	—	—	(22,921)
Deferred financing costs paid	(5,977)	—	—	—	(5,977)
Capital lease obligations	(43)	(1,676)	(69)	—	(1,788)
Other	—	(155)	—	—	(155)

Net cash provided by (used in) financing activities	92,768	(292,473)	48,479	—	(151,226)

Increase (decrease) in cash and cash equivalents	2,933	2,330	(241)	—	5,022
Cash and cash equivalents, beginning of period	4,700	12,857	996	—	18,553
Cash and cash equivalents, end of period	$7,633	$15,187	$755	$—	$23,575

17.   Subsequent Event

The Company entered into a series of transactions with the intention to redeem its highest cost of capital security, the Series J Convertible Preferred Stock, which had an annual pay-in-kind dividend yield of approximately 13%.

On May 14, 2004 the Company issued $175,000 of Senior Floating Rate Notes due 2010 and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009.  The Company used the proceeds from these transactions to make voluntary pre-payments to the term loans A and B with the remainder used to temporarily pay down all outstanding advances under its revolving credit facility.

On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and approximately $145,000 of advances under its revolving credit facility.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company.”

The following discussion and analysis summarizes the financial condition and operating performance of the Company and its business segments and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Executive Summary

Our Business

The Company’s revenues are generated from advertising (print and online), circulation (subscriptions and single copy sales) and other sources (events, third party distribution, training services, sales of data products and directories, list rental and licensing).  PRIMEDIA’s operating expenses include cost of goods sold (principally paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as “operating expenses”).

Background

Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. During the past few years, the Company sold a number of selected properties to better focus on its core businesses and reduce debt. As a result of these divestitures, the Company has transformed itself into a highly focused targeted media company poised for growth. Over the past few years, to counter the effects of the weakness in the overall advertising environment, the Company has aggressively controlled its costs. These initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space. These actions have resulted in a stronger balance sheet, improved liquidity and a more efficient and better focused organization. The asset divestiture program is essentially complete and the Company is now focused on growing organically while still diligently controlling costs.

Company Strategy

In October 2003, Kelly P. Conlin was appointed President and Chief Executive Officer (“CEO”). Mr. Conlin and the executive team reviewed the Company’s operations and formulated a strategy to enable the Company to capitalize on the full potential of its businesses and maximize its operating performance. That review resulted in a redesigned operating structure with four reportable segments to better enable the Company to execute key investment and organic growth initiatives. Those four principal segments are: Enthusiast Media, Consumer Guides, Business Information, and Education and Training. Accordingly, the Company has reclassified prior year results to reflect this redesigned operating structure.

The Company’s strategy is to focus on its core targeted media businesses and grow through leveraging and expanding its market-leading brands. Actions the Company is taking to organically grow revenues include introducing new products, improving and upgrading existing products, expanding into new markets, enhancing the caliber of its sales force, broadening its advertiser base, optimizing distribution, and leveraging its well known brands through extensions including events, licensing and merchandising arrangements.

Business Trends

The media industry continues to be adversely affected by an overall advertising environment that is softer than historical norms, declining single copy sales of consumer magazines, cutbacks in the demand for training services and budgetary constraints in the education markets. Additionally, high apartment vacancy rates have pressured the advertising budgets of property managers.

In 2004, most of PRIMEDIA’s products continued to grow, while some were affected by soft industry trends.  The Company is capitalizing on the general trend of marketers seeking to better target their advertising, the growth of free publications, strong growth in online advertising and the increasing popularity of hobbies and leisure activities, as the Company has a large presence in those markets.  Additionally, the Company has taken certain actions to lower costs and improve profitability, including consolidating, selling or shutting down certain properties.

Summary of Consolidated Results for the three months ended June 30, 2004

In 2004, revenues were $342,176 up 0.9% as compared to $339,291 in 2003.  Revenue gains in the Company’s three major business segments were partially offset by a decline in the Education and Training segment.  In 2004, operating expenses were $275,182 up 0.8% compared to 2003. In 2004, operating income was $45,922 improved from $32,382 in 2003 due to decreased depreciation and amortization expenses as well as the absence of severance related to separated senior executives in 2004.  These decreases were partially offset by higher restructuring costs in 2004.  Net income was $2,154 in 2004 compared to $88,904 in 2003, primarily due to the gain on the sale of Seventeen and its companion teen properties (“Seventeen”) in 2003 of $104,304.

Forward-Looking Information

This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition.  These statements are based upon a number of assumptions and estimates, which are inherently subject to uncertainties and external factors, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change.  Some of the assumptions may not materialize and unanticipated events will occur which may affect the Company’s results.

Why We Use Segment EBITDA

Segment EBITDA represents the segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Internally, the Company’s chief operating decision maker, who is the President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income (as determined in conformity with accounting principles generally accepted in the United States of America), as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem preferred stock and repay debt, among other commitments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. For more information, see the reconciliation of Segment EBITDA to operating income for the Company’s four segments in their respective segment discussions below.

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

Reclassifications due to Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Disposal of Long-Lived Assets”, the Company’s results have been reclassified to reflect Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks, RealEstate.com, New York magazine, Kagan World Media and About Web Services, About.com’s consumer Web hosting business, as discontinued operations for the periods prior to their respective divestiture dates.  In addition, the Company is evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment.  The operating results of these properties have been classified as discontinued operations for all periods presented.

Segment Data:

The following table presents the results of the Company’s four operating segments and Corporate for the six and three months ended June 30, 2004 and 2003, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues, net:
Enthusiast Media	$360,514	$355,055	$187,955	$183,420
Consumer Guides	142,471	137,327	71,084	69,404
Business Information	113,010	114,144	58,208	57,938
Education and Training	52,087	62,226	25,314	30,088
Intersegment Eliminations	(720)	(3,974)	(385)	(1,559)
Total	$667,362	$664,778	$342,176	$339,291

Segment EBITDA: (1)

Enthusiast Media	$72,263	$66,168	$42,849	$42,306

Consumer Guides	$40,154	$38,571	$20,512	$21,002

Business Information	$15,312	$12,679	$10,223	$7,966

Education and Training	$(729)	$5,972	$(606)	$1,640

Corporate Overhead	$(13,474)	$(14,124)	$(5,984)	$(6,700)

Depreciation, amortization and other charges: (2)

Enthusiast Media	$18,985	$20,568	$8,287	$11,670

Consumer Guides	$5,751	$5,941	$2,842	$2,913

Business Information	$8,318	$9,789	$3,065	$4,789

Education and Training	$8,596	$13,614	$3,972	$7,274

Corporate	$7,830	$9,239	$2,906	$7,186

Operating income (loss):
Enthusiast Media	$53,278	$45,600	$34,562	$30,636
Consumer Guides	34,403	32,630	17,670	18,089
Business Information	6,994	2,890	7,158	3,177
Education and Training	(9,325)	(7,642)	(4,578)	(5,634)
Corporate	(21,304)	(23,363)	(8,890)	(13,886)
Total	64,046	50,115	45,922	32,382

Other income (expense):
Provision for impairment of investments	(804)	(7,727)	(804)	(7,727)
Interest expense	(58,742)	(65,203)	(30,164)	(31,750)
Interest on shares subject to mandatory redemption (3)	(21,890)	—	(10,945)	—
Amortization of deferred financing costs (3)	(2,319)	(1,244)	(1,217)	(503)
Other income (expense), net	109	(3,819)	(179)	(3,275)

Income (loss) from continuing operations before income tax expense	(19,600)	(27,878)	2,613	(10,873)

Income tax expense	(8,724)	(7,051)	(4,357)	(3,333)

Loss from continuing operations	(28,324)	(34,929)	(1,744)	(14,206)

Discontinued operations (4)	41,549	103,586	3,898	103,110

Net income	$13,225	$68,657	$2,154	$88,904

(1)                                  Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income (as determined in conformity with accounting principles generally accepted in the United States of America), as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company’s chief operating decision maker, who is the President and CEO, and the executive team evaluate and measure each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem preferred stock and repay debt, among other commitments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income for the six and three months ended June 30, 2004 and 2003 for each of the Company’s segments in their respective segment discussions below.

(2)                                  Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

(3)                                  Effective July 1, 2003, the Company prospectively adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires the Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is now collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the six and three months ended June 30, 2004 by $22,562 and $11,281 which represent interest on shares subject to mandatory redemption ($10,945 per quarter) and amortization of issuance costs ($336 per quarter) which is included in the amortization of deferred financing costs on the accompanying condensed statements of consolidated operations.  If SFAS 150 was adopted retroactively on January 1, 2003, loss from continuing operations for the six and three months ended June 30, 2003 would have increased by $22,670 and $10,794, respectively.

(4)                                  Discontinued operations include a gain on sale of businesses, net of $42,226 and $102,605 in the six months ended June 30, 2004 and 2003, respectively, and $4,192 and $103,846 in the three months ended June 30, 2004 and 2003, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003:

Consolidated Results:

Revenues, Net

Consolidated revenues were $342,176 in 2004 compared to $339,291 in 2003:

	Three Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$213,696	$211,462	1.1
Circulation	76,989	77,779	(1.0)
Other	51,491	50,050	2.9

Total	$342,176	$339,291	0.9

Advertising revenues increased by $2,234 in the second quarter of 2004 compared to 2003 due to an increase of $3,834 at the Enthusiast Media segment, partially offset by a decline of $2,304 at the Education and Training segment. Circulation revenues decreased $790 in 2004, principally driven by a $669 decline in revenues at the Education and Training segment. Other revenues increased in 2004 compared to 2003 primarily due to increases at Consumer Guides of $1,410 from continued growth of its third party distribution business and at Enthusiast Media of $1,048 partially offset by a $874 decline at the Education and Training segment. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

Operating income increased to $45,922 in 2004 compared to $32,382 in 2003.  The improvement in operating income in 2004 was due to decreases in amortization and depreciation expenses of $5,103 and $4,178, respectively, as well as an absence of severance related to separated senior executives in 2004 compared to $5,576 recorded during the second quarter of 2003.  Amortization and depreciation expenses decreased in 2004 compared to 2003 primarily due to certain assets that have become fully amortized or depreciated subsequent to the second quarter of 2003.   These expense decreases were partially offset by higher restructuring costs recorded in 2004 compared to 2003 due primarily to the continued consolidation of operations resulting in excess real estate.

Net Income (Loss)

The Company had net income in 2004 of $2,154 compared to $88,904 in 2003. The decrease in net income was primarily due to the gain on the sale of Seventeen of $104,304 recorded in discontinued operations during the second quarter of 2003.

Interest expense decreased $1,586 or 5.0% in 2004 to $30,164 from $31,750 in 2003. The decrease in interest expense was due to the Company’s lower average debt levels despite the additional debt issued in May 2004.

In accordance with the prospective adoption, effective July 1, 2003, of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, loss from continuing operations increased by $11,281 which represents $10,945 of interest on shares subject to mandatory redemption and $336 of amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the three months ended June 30, 2004. If

SFAS 150 was adopted retroactively on January 1, 2003, loss from continuing operations for the three months ended June 30, 2003 would have increased by $10,794.

SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly.  During 2003, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during 2004, the Company sold New York magazine, Kagan World Media and About Web Services, About.com’s consumer Web hosting business.  In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture date. In addition, the Company is evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment and the operating results of these properties have been classified as discontinued operations for all periods presented. For the three months ended June 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $4,192 and $103,846, respectively.

Segment Results:

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, and About.com)

Revenues, Net

Enthusiast Media revenues were $187,955 or 54.9% and $183,420 or 54.1% of the Company’s consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues increased $4,535 or 2.5% in 2004 compared to 2003 as follows:

	Three Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$105,237	$101,403	3.8
Circulation	66,411	66,512	(0.2)
Other	15,958	14,910	7.0
Intersegment revenues	349	595	(41.3)
Total	$187,955	$183,420	2.5

Advertising revenues increased $3,834 or 3.8% in 2004. The growth was led by an increase in online advertising of approximately $5,300, partially offset by a decrease in print advertising due to a soft quarter for automotive print advertising.

The Company has initiated a comprehensive new advertising tracking system with Inquiry Management Systems (“IMS”), the largest ad-tracking service in North America.  Currently, the IMS Auditor service tracks three quarters of PRIMEDIA’s enthusiast publications and the Company expects that IMS will track nearly all of its titles by the end of the third quarter 2004. Based on the titles currently tracked, IMS Auditor reports that PRIMEDIA’s and its competitors’ advertising pages were essentially flat in the second quarter, with PRIMEDIA’s advertising pages declining 0.6% and the market increasing 0.3%.  These results were negatively skewed by the performance in the automotive categories, which the Company continues to expect will improve in the second half of 2004 due to the timing of new automobile model introductions.  Excluding automotive titles, PRIMEDIA’s advertising pages increased 5.2% in the quarter, compared to a market increase of 3.7%, according to IMS.

Circulation revenues at Enthusiast Media declined $101 or 0.2% for the three months ended June 30, 2004 with gains in single copy revenues from the Lifestyles (including the soap opera titles), Consumer Automotive and Action Sports groups, offset by weakness in other groups.  Overall, single copy units for Enthusiast Media magazines increased 0.1% for the three months ended June 30, 2004, compared to the industry average decline of 1.5%, as reported by the International Periodical Distributors Association.

Other revenues for Enthusiast Media, which include licensing, merchandising, list rental, events and other, increased $1,048, or 7.0%, in 2004 compared to 2003.  The increase was primarily due to growth in merchandising and the timing of certain automotive events during the second quarter of 2004 compared to 2003.

Key Accomplishments

The Company is continuing to combat industry wide circulation weakness with several initiatives, including several additional magazine titles authorized for distribution to Wal-Mart stores, and new distribution to large retail chains such as CSK Auto and Fred’s Dollar Stores in 1,180 and 550 locations, respectively.

The segment’s 2004 product improvement initiatives continued, highlighted by a redesigned Hot Rod issue featuring 32 additional pages of editorial content, improved paper stock and an upgraded design.  The first two redesigned Hot Rod issues are up approximately 20% in advertising revenues and newsstand sales.

The Company’s initiatives to extend existing brands include licensing Lowrider brand apparel to be sold by leading retailers, developing In-Fisherman branded electronic entertainment for personal computers and video consoles with Destineer, a technology leader in the video game market, and an agreement with Procter & Gamble to release Febreze AutoTM with the Motor Trend seal of approval.

The April 2004 launch of About 4.0, with an innovative new site design and architecture aimed at enhancing the total user experience, resulted in a 16% increase in page views and substantially higher traffic in areas of greatest value to advertisers.  A test of an online broadcast advertising platform, Unicast, on the new About platform resulted in the highest clickthrough rates of all the sites in the test, providing a strong foundation for what is expected to be one of the highest growth categories for Web-based advertising.

Segment EBITDA

Enthusiast Media Segment EBITDA increased $543 to $42,849 in 2004 from $42,306 in 2003 as increased revenues were partially offset by increased operating expenses. The Company is investing in an aggressive product improvement program, research and marketing initiatives to attract more national advertising, and the creation of an enhanced product fulfillment and database project for e-commerce and direct consumer marketing.  Segment EBITDA margin decreased to 22.8% in 2004 from 23.1% in 2003.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003

Segment EBITDA	$42,849	$42,306
Depreciation of property and equipment	3,740	5,829
Amortization of intangible assets and other	1,316	3,650
Provision for severance, closures and restructuring related costs	3,231	2,074
Loss on sale of businesses and other, net	—	117

Operating income	$34,562	$30,636

Operating Income (Loss)

Operating income was $34,562 in 2004 compared to $30,636 in 2003, an increase of 12.8%.  This increase was principally driven by decreases in amortization and depreciation expenses as well as the improvement in Segment EBITDA, partially offset by an increase in restructuring related costs.

Discontinued Operations

In accordance with SFAS 144, the operating results of Seventeen, Sprinks, New York magazine and About Web Services have been reclassified to discontinued operations on the condensed statements of consolidated operations for the periods prior to their respective divestiture dates.

Enthusiast Media revenues exclude revenues from discontinued operations of $117 and $29,476 for the three months ended June 30, 2004 and 2003, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $4,583 and $105,328 for the three months ended June 30, 2004 and 2003, respectively.  For the three months ended June 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $4,300 and $103,748, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $71,084 or 20.8% and $69,404 or 20.5% of the Company’s consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $1,680 or 2.4% in 2004 compared to 2003 as follows:

	Three Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$59,293	$59,023	0.5
Other	11,791	10,381	13.6
Total	$71,084	$69,404	2.4

Advertising revenues for the Consumer Guides segment increased $270 to $59,293 in 2004 compared to $59,023 in 2003 primarily due to growth in premium online advertising programs and the new Auto Guide launched in March 2004.  Advertising revenue at the Apartment Guide business continues to be affected by a soft rental market due to low interest rates which is driving increased home buying and higher than normal apartment vacancy rates.

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $1,410 during the second quarter of 2004 compared to 2003 due to continued growth of its distribution network and increased rack utilization. DistribuTech increased its average number of third party customers by 7%. Its rack utilization rate is 76%, an increase of 4 percentage points compared to first quarter 2004 and up 8 percentage points compared to a year ago.

Key Accomplishments

Apartmentguide.com delivered nearly one half million leads to advertisers in June 2004, which was its strongest performance to date and a record for the industry.

The Company launched the Houston New Home Guide in May 2004, becoming the 19th market served and the second New Home Guide launched this year.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $490 or 2.3% in 2004 to $20,512. The decrease was primarily due to additional sales and marketing expenses related to new products, including the Charlotte Auto Guide business and the Orlando and Houston New Home Guides, as well as higher distribution expenses.  As a result, Segment EBITDA margin decreased to 28.9% in 2004 compared to 30.3% in 2003.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003

Segment EBITDA	$20,512	$21,002
Depreciation of property and equipment	2,018	2,014
Amortization of intangible assets and other	824	899
Operating income	$17,670	$18,089

Operating Income (Loss)

Operating income decreased $419 or 2.3% in 2004 due to the decrease in Segment EBITDA.

Discontinued Operations

In accordance with SFAS 144, the results of RealEstate.com have been reclassified to discontinued operations on the condensed statements of consolidated operations for three months ended June 30, 2004 and 2003.

Consumer Guides revenues exclude revenues from discontinued operations of $516 for the three months ended June 30, 2003. Consumer Guides segment operating income excludes operating losses from discontinued operations of $9 and $1,294 for the three months ended June 30, 2004 and 2003, respectively.

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

Business Information revenues were $58,208 or 17.0% and $57,938 or 17.1% of the Company’s consolidated revenues for 2004 and 2003, respectively. Business Information revenues increased $270 or 0.5% in 2004 compared to 2003 as follows:

	Three Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$39,927	$39,493	1.1
Circulation	4,617	4,637	(0.4)
Other	13,664	13,807	(1.0)
Intersegment revenues.	—	1	(100)

Total	$58,208	$57,938	0.5

Overall, Business Information segment revenues are stabilizing, with approximately 37% of the segment’s revenues coming from sectors that are up, approximately 50% from sectors that are flat and approximately 13% from sectors that remain down.

Advertising revenues increased $434 in 2004 with strength primarily in the magazines serving the agriculture, communications and financial services sectors offset by weakness primarily in the marketing and public services sectors.

Circulation revenues, which consist of subscriptions to directories and data based products, were flat at $4,617 in 2004 compared to $4,637 in 2003.

Other revenues, which consist of events, information products and online revenues, were down $143, or 1.0%, in 2004 compared to 2003.

Key Accomplishments

The Business Information segment continued to improve as the business showed a revenue gain for the first time in twelve quarters.

The Company launched EquipmentWatch, a completely revamped subscription data product.  The new paid-content Web site provides integrated access to EquipmentWatch’s construction equipment valuation, ownership, operating cost and specification data.  This paid content subscription model is being extended to other markets.

The Company continued progress in developing electronic products. Projects such as web-based continuing education, sponsored webcasts, and custom microsites contributed to an increase of 57% in online revenue.

Segment EBITDA

Business Information Segment EBITDA increased $2,257 for the three months ended June 30, 2004 to $10,223. The improvement is predominantly due to continued cost control with expenses declining in most categories.

As operating expenses in this segment declined by approximately $2,000 in 2004 compared to 2003. Segment EBITDA margin improved to 17.6% for 2004 versus 13.7% for 2003.

Below is a reconciliation of Business Information Segment EBITDA to operating income for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003

Segment EBITDA	$10,223	$7,966
Depreciation of property and equipment	1,376	1,881
Amortization of intangible assets and other	1,258	2,193
Provision for severance, closures and restructuring related costs	416	(380)
Loss on sale of businesses and other, net	15	1,095
Operating income	$7,158	$3,177

Operating Income (Loss)

Business Information operating income increased $3,981 to $7,158 in 2004 compared to $3,177 in 2003.  This increase was driven by improved Segment EBITDA and decreases in depreciation and amortization expense in 2004 due to certain assets becoming fully depreciated or amortized.  In addition, loss on sale of businesses decreased in 2004 compared to 2003 as the Company recorded a loss related to the sale of the assets of Coal Age and Engineering & Mining Journal in 2003.

Discontinued Operations

In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld and Kagan World Media, which have been sold, have been reclassified to discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture dates.  In addition, the Company is evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties and the operating results of these properties have been classified as discontinued operations for all periods presented.

Business Information revenues exclude revenues from discontinued operations of $1,645 and $6,509 for the three months ended June 30, 2004 and 2003, respectively. Business Information segment operating results exclude the operating loss from discontinued operations of $476 and $800 for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, discontinued operations include a net gain (loss) on sale of businesses of ($108) and $98, respectively.

Education and Training (includes Channel One, Films Media Group and Workplace Learning)

Revenues, Net

Education and Training revenues were $25,314 or 7.4% and $30,088 or 8.9% of the Company’s consolidated revenues for 2004 and 2003, respectively. Education and Training revenues decreased $4,774 or 15.9% in 2004 compared to 2003 as follows:

	Three Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$9,239	$11,543	(20.0)
Circulation	5,961	6,630	(10.1)
Other	10,078	10,952	(8.0)
Intersegment revenues	36	963	(96.3)
Total	$25,314	$30,088	(15.9)

Education and Training advertising revenues, which are generated entirely by Channel One, decreased $2,304 in 2004 as compared to 2003. Advertising gains from movies, television networks, military recruitment and other clients were offset by reduced spending from certain food and beverage accounts.

Workplace Learning subscription revenue accounts for all of the segment’s circulation revenue, which decreased $669 in 2004. Lagging demand for training services from Workplace Learning continued to depress subscription revenues as well as product sale revenues which are classified in other.

Reduced product sales at Workplace Learning and the Films Media Group primarily accounted for the decline of $874 in other revenues in 2004. At the Films Media Group, continuing constraints on state and local school budgets were the driver of approximately $550 of declines in product sales in 2004 compared to 2003.

Key Action Steps to Improve Performance

The Company is working to improve Channel One’s sales effectiveness by focusing the sales team on industry segments instead of geography. The Company is reorganizing the Films Media Group’s marketing efforts under a newly recruited, experienced direct marketing professional. In addition, the Company is continuing a thorough review of Workplace Learning’s portfolio.

Segment EBITDA

Education and Training Segment EBITDA decreased $2,246 to ($606) for the three months ended June 30, 2004. This decrease is principally due to the declines in revenue discussed above partially offset by continued cost control during the second quarter of 2004. These factors contributed to a decrease in Segment EBITDA margin in 2004 to (2.4%) compared to 5.5% in 2003.

Below is a reconciliation of Education and Training Segment EBITDA to operating loss for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003

Segment EBITDA	$(606)	$1,640
Depreciation of property and equipment	2,368	3,846
Amortization of intangible assets and other	1,419	3,178
Provision for severance, closures and restructuring related costs	185	250
Operating loss	$(4,578)	$(5,634)

Operating Income (Loss)

Operating loss decreased $1,056 for the three months ended June 30, 2004 due to decreased amortization and depreciation as certain assets became fully amortized and fully depreciated since the second quarter of 2003, partially offset by the decrease in Segment EBITDA.

Corporate:

Corporate Overhead

Corporate overhead decreased to $5,984 in 2004 from $6,700 in 2003 primarily due to a reduction in general and administrative expenses.

Operating Income (Loss)

Corporate operating loss decreased $4,996 in 2004 to $8,890 from $13,886 in 2003 principally driven by the absence of severance related to separated senior executives in 2004 compared to $5,576 recorded in 2003.  This decrease was partially offset by an increase in stock-based compensation expense in 2004 to $1,567 compared to $777 in 2003 and an increase in restructuring related costs to $623 in 2004 from $44 in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003:

Consolidated Results:

Revenues, Net

Consolidated revenues were $667,362 in 2004 compared to $664,778 in 2003:

	Six Months Ended June 30,		Percent Change
	2004	2003
Revenues, net:
Advertising	$418,025	$414,915	0.7
Circulation	150,792	155,081	(2.8)
Other	98,545	94,782	4.0
Total	$667,362	$664,778	0.4

Advertising revenues increased by $3,110 in 2004 compared to 2003 due to increases of $6,408 and $2,481 at the Enthusiast Media and Consumer Guides segments, respectively, partially offset by declines of $1,801 and $3,978 at the Business Information and Education and Training segments, respectively. Circulation revenues decreased $4,289 in 2004, principally driven by a $3,121 decline in revenues at the Enthusiast Media segment due to continued weakness in single copy sales. Other revenues increased $3,763 in 2004 compared to 2003 primarily due to increases at Consumer Guides of $2,673 from continued growth of its third party distribution business, at Enthusiast Media of $2,627 and at Business Information of $768 partially offset by a $2,305 decline at the Education and Training segment. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

Operating income was $64,046 in 2004 compared to $50,115 in 2003.  The improvement in operating income in 2004 was due to reduced operating expenses and a decrease in amortization and depreciation expenses. Amortization and depreciation expense decreased $9,822 and $4,557, respectively, in 2004 compared to 2003 primarily due to certain intangible assets and property and equipment that have become fully amortized or depreciated subsequent to June 30, 2003.  In addition, severance related to separated senior executives decreased $4,918 to $658 in 2004 compared to $5,576 in 2003. These expense reductions were partially offset by a provision for unclaimed property.  The Company has completed the initial phase of its internal assessment regarding compliance with escheatment requirements for unclaimed property in certain states and as a result has recorded an estimated provision of $5,500 (see Note 11 of the notes to the condensed consolidated financial statements).

Net Income (Loss)

The Company had net income in 2004 of $13,225 compared to $68,657 in 2003. The decrease in net income was primarily due to the gain on the sale of Seventeen of $104,304 recorded in discontinued operations in 2003.  The Company recorded a gain on the sale of New York magazine of $37,978 in discontinued operations in 2004.

Interest expense decreased $6,461, or 9.9% in 2004 to $58,742 from $65,203 in 2003. The decrease in interest expense was due to the Company’s lower average debt levels despite the additional debt issued in May 2004.

In accordance with the prospective adoption, effective July 1, 2003, of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, loss from continuing operations increased by $22,562 which represents $21,890 of interest on shares subject to mandatory redemption and $672 of amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the six months ended June 30, 2004. If SFAS 150 was adopted retroactively on January 1, 2003, loss from continuing operations for the six months ended June 30, 2003 would have increased by $22,670.

SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly.  During 2003, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during 2004, the Company sold New York magazine, Kagan World Media and About Web Services, About.com’s consumer Web hosting business. In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture date. In addition, the Company is evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment.  The operating results of these properties have been classified as discontinued operations for all periods presented. For the six months ended June 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $42,226 and $102,605, respectively.

Segment Results:

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, and About.com)

Revenues, Net

Enthusiast Media revenues were $360,514 or 54.0% and $355,055 or 53.4% of the Company’s consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues increased $5,459 or 1.5% in 2004 compared to 2003 as follows:

	Six Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$199,583	$193,175	3.3
Circulation	129,395	132,516	(2.4)
Other	30,966	28,339	9.3
Intersegment revenues	570	1,025	(44.4)
Total	$360,514	$355,055	1.5

Advertising revenues increased $6,408 or 3.3% in 2004. The growth was led by an increase in online advertising of approximately $10,700 predominantly driven by an aggressive effort to improve the sales and marketing of the Company’s online properties.

The increase in online advertising revenues allows the Company to reinvest in its properties to be well positioned for the significant growth opportunities in online marketing.  In April 2004, About.com unveiled its most significant product improvement since the site’s debut in 1997 as it launched About 4.0 with an innovative new site design and architecture aimed at enhancing the total user experience.

The increase in online advertising was partially offset by an approximate $4,300 decrease in print advertising. Print advertising pages were down 1.3% in 2004 compared to 2003.  Specifically, advertising pages in the Company’s automotive titles declined 6.4% while advertising pages for the remainder of the segment’s properties increased 3.5%.  Industry wide advertising pages were up 2.0%, with automotive advertising pages increasing 0.2% and non-automotive advertising pages increasing 2.9%, as reported by IMS.  The Company expects automotive advertising to resume growth in the second half of 2004 as many new car models are scheduled for introduction.

Circulation revenues at Enthusiast Media declined $3,121 or 2.4% for the six months ended June 30, 2004 due to continued softness in single copy sales.  Newsstand revenue gains at the Lifestyles (including the soap opera titles) group partially offset declines at the other Enthusiast segment groups.  Overall, single copy units for Enthusiast Media magazines declined 2.6% for the six months ended June 30, 2004, compared to the industry average increase of 1.2%, as reported by the International Periodical Distributors Association.

Other revenues for Enthusiast Media, which include licensing, list rental, events and other, increased $2,627, or 9.3%, in 2004 compared to 2003.  The increase was primarily due to growth in merchandising revenue and events, including the timing of certain automotive events during 2004.

Segment EBITDA

Enthusiast Media Segment EBITDA increased 9.2% to $72,263 in 2004 from $66,168 in 2003. This increase was due predominantly to the increase in revenues as well as to reduced operating expenses of $636. As a result, Segment EBITDA margin increased to 20.0% in 2004 from 18.6% in 2003.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003

Segment EBITDA	$72,263	$66,168
Depreciation of property and equipment	8,771	10,024
Amortization of intangible assets and other	3,703	7,963
Provision for severance, closures and restructuring related costs	3,315	2,465
Provision for unclaimed property	3,271	—
Gain (loss) on sale of businesses and other, net	(75)	116
Operating income	$53,278	$45,600

Operating Income (Loss)

Operating income was $53,278 in 2004 compared to $45,600 in 2003, an increase of $7,678.  This increase was principally driven by the improvement in Segment EBITDA as well as decreases in amortization and depreciation expenses, partially offset by an increase in restructuring related costs and a provision for unclaimed property (see Note 11 of the notes to the condensed consolidated financial statements).

Discontinued Operations

In accordance with SFAS 144, the operating results of Seventeen, Sprinks, New York magazine and About Web Services have been reclassified to discontinued operations on the condensed statements of consolidated operations for the periods prior to their respective divestiture dates.

Enthusiast Media revenues exclude revenues from discontinued operations of $2,290 and $73,588 for the six months ended June 30, 2004 and 2003, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $41,850 and $109,303 for the six months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $41,419 and $102,770, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $142,471 or 21.3% and $137,327 or 20.7% of the Company’s consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $5,144 or 3.7% in 2004 compared to 2003 as follows:

	Six Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$119,385	$116,904	2.1
Other	23,086	20,413	13.1
Intersegment revenues	—	10	(100)
Total	$142,471	$137,327	3.7

Advertising revenues for the Consumer Guides segment increased $2,481 to $119,385 in 2004 compared to $116,904 in 2003 primarily due to growth in premium online advertising programs and the new Auto Guide launched in March 2004. Advertising revenue at the Apartment Guide business continued to be affected by challenges presented by low interest rates which is driving increased home buying and higher than normal apartment vacancy rates depressing apartment owners’ advertising budgets.

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $2,673 in 2004 compared to 2003 due to continued growth of its distribution network, increased rack utilization and an effective pricing strategy.  Since the first quarter of 2003, DistribuTech has added over 1,000 retail locations and approximately 400 additional third party publication customers and boosted its total rack utilization from 65% to 76%.  DistribuTech distributes more than 2,000 publications on behalf of other publishing organizations to many of the country’s leading supermarkets and chain stores, with whom it has exclusive distribution relationships.

Segment EBITDA

Consumer Guides Segment EBITDA increased $1,583 or 4.1% in 2004 to $40,154. The increase is due to higher revenues in 2004 partially offset by increased operating expenses, particularly sales and marketing expenses related to new product introductions (Auto Guide and new markets for New Home Guide) as well as higher distribution expenses. As a result, Segment EBITDA margin increased to 28.2% in 2004 compared to 28.1% in 2003.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003

Segment EBITDA	$40,154	$38,571
Depreciation of property and equipment	4,059	4,011
Amortization of intangible assets and other	1,647	1,798
Provision for severance, closures and restructuring related costs	38	—
Provision for unclaimed property	7	—
Loss on sale of businesses and other, net	—	132
Operating income	$34,403	$32,630

Operating Income (Loss)

Operating income increased $1,773 or 5.4% in 2004. This increase is primarily driven by the improvement in Segment EBITDA.

Discontinued Operations

In accordance with SFAS 144, the results of RealEstate.com have been reclassified to discontinued operations on the condensed statements of consolidated operations for six months ended June 30, 2004 and 2003.

Consumer Guides revenues exclude revenues from discontinued operations of $458 and $1,051 for the six months ended June 30, 2004 and 2003, respectively. Consumer Guides segment operating income excludes operating losses from discontinued operations of $252 and $1,483 for the six months ended June 30, 2004 and 2003, respectively.  In 2004, discontinued operations includes a loss on sale of business of $519 due to post closing adjustments related to the sale of RealEstate.com.

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

Business Information revenues were $113,010 or 16.9% and $114,144 or 17.2% of the Company’s consolidated revenues for 2004 and 2003, respectively. Business Information revenues decreased $1,134 or 1.0% in 2004 compared to 2003 as follows:

	Six Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$79,844	$81,645	(2.2)
Circulation	9,157	9,257	(1.1)
Other	24,009	23,241	3.3
Intersegment revenues	—	1	(100)
Total	$113,010	$114,144	(1.0)

Overall, Business Information segment revenues are stabilizing and the second quarter of 2004 marked the first time in twelve quarters the segment showed an increase in revenues.

Advertising revenues decreased $1,801 in 2004 due to continued softness in trade advertising, particularly in the power, entertainment technology, marketing and agriculture categories partially offset by strength in the communications and financial services sectors.

Circulation revenues, which consist of subscriptions to directories and data based products, were essentially flat in 2004 compared to 2003.

Other revenues, which consist of events, information products and online revenues, were up $768, or 3.3%, in 2004 compared to 2003. The focus on online initiatives in developing new electronic products contributed to the increase in online revenues.

Segment EBITDA

Business Information Segment EBITDA increased $2,633 for the six months ended June 30, 2004 to $15,312. The improvement is predominantly due to continued cost control with expenses declining in all categories, partially offset by the decline in revenues.  Operating expenses in this segment declined by approximately $3,800 in 2004 compared to 2003. These factors contributed to an improved Segment EBITDA margin of 13.5% for 2004 versus 11.1% for 2003.

Below is a reconciliation of Business Information Segment EBITDA to operating income for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003

Segment EBITDA	$15,312	$12,679
Depreciation of property and equipment	2,957	3,998
Amortization of intangible assets and other	2,649	4,472
Provision for severance, closures and restructuring related costs	1,159	210
Provision for unclaimed property	1,538	—
Loss on sale of businesses and other, net	15	1,109
Operating income	$6,994	$2,890

Operating Income (Loss)

Business Information operating income increased $4,104 to $6,994 in 2004 compared to $2,890 in 2003.  The increase in operating income was driven by improved Segment EBITDA and decreases in depreciation and amortization expense in 2004 as certain assets became fully depreciated or amortized, partially offset by a provision for unclaimed property (see Note 11 of the notes to the condensed consolidated financial statements).

Discontinued Operations

In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld and Kagan World Media have been reclassified to discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture dates. In addition, the Company is evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties and the operating results of these properties have been classified as discontinued operations for all periods presented.

Business Information revenues exclude revenues from discontinued operations of $3,970 and $12,176 for the six months ended June 30, 2004 and 2003, respectively. Business Information segment operating results exclude the operating income (loss) from discontinued operations of $201 and ($4,050) for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, discontinued operations include a net gain (loss) on sale of businesses of $1,326 and ($165), respectively.

Education and Training (includes Channel One, Films Media Group and Workplace Learning)

Revenues, Net

Education and Training revenues were $52,087 or 7.8% and $62,226 or 9.4% of the Company’s consolidated revenues for 2004 and 2003, respectively. Education and Training revenues decreased $10,139 or 16.3% in 2004 compared to 2003 as follows:

	Six Months Ended June 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$19,213	$23,191	(17.2)
Circulation	12,240	13,308	(8.0)
Other	20,484	22,789	(10.1)
Intersegment revenues	150	2,938	(94.9)
Total	$52,087	$62,226	(16.3)

Education and Training advertising revenues, which are generated entirely by Channel One, decreased $3,978 in 2004 as compared to 2003. Channel One’s advertising revenue declined primarily as a result of reduced spending by several food and beverage accounts, partially offset by revenue gains from additional health and beauty brands, movies, military recruitment and telecommunications firms.

Workplace Learning subscription revenue accounts for all of the segment’s circulation revenue, which decreased $1,068 in 2004. Lagging demand for training services from Workplace Learning continued to depress subscription revenues as well as product sale revenues which are classified in other.

Reduced product sales at Workplace Learning and the Films Media Group primarily accounted for the decline of $2,305 in other revenues in 2004. At the Films Media Group, continuing constraints on state and local school budgets were the driver of approximately $1,500 of declines in product sales in 2004 compared to 2003.

Segment EBITDA

Education and Training Segment EBITDA decreased $6,701 to ($729) for the six months ended June 30, 2004. This decrease is principally due to the declines in revenue discussed above partially offset by continued cost control during 2004. These factors contributed to a decrease in Segment EBITDA margin in 2004 to (1.4%) compared to 9.6% in 2003.

Below is a reconciliation of Education and Training Segment EBITDA to operating loss for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003

Segment EBITDA	$(729)	$5,972
Depreciation of property and equipment	4,751	6,992
Amortization of intangible assets and other	2,784	6,372
Provision for severance, closures and restructuring related costs	433	250
Provision for unclaimed property	628	—
Operating loss	$(9,325)	$(7,642)

Operating Income (Loss)

Operating loss increased $1,683 for the six months ended June 30, 2004 due to the decrease in Segment EBITDA partially offset by decreased amortization and depreciation as certain assets became fully amortized and fully depreciated since June 30, 2003.

Corporate:

Corporate Overhead

Corporate overhead decreased to $13,474 in 2004 from $14,124 in 2003 primarily due to a reduction in general and administrative expenses.

Operating Income (Loss)

Corporate operating loss decreased $2,059 in 2004 to $21,304 from $23,363 in 2003 principally driven by a decrease in severance related to the separated senior executives of $4,918 to $658 in 2004 as a result of the finalization of the separation agreements of two of the executives compared to $5,576 recorded in 2003.  This was partially offset by an increase in the provision for severance, closures and restructuring related costs of $2,004 to $2,229 in 2004 and an increase in stock-based compensation expense in 2004 to $3,486 compared to $2,023 in 2003.

Risk Factors

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

General economic trends, as well as trends in advertising spending, may reduce our advertising revenues.

Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions and possible shifting of advertising spending amongst media. A decline in the level of business activity of certain of our advertisers has had an adverse effect on our revenues and profit margins. Additionally, high apartment vacancy rates have pressured the advertising budgets of property owners, constraining growth in one of our segments.  Because of economic conditions in the United States, many advertisers, particularly business-to-business advertisers, have reduced advertising expenditures. Any further adverse impact of economic conditions and high vacancy rates on the Company is difficult to predict, but it may result in further reductions in advertising revenue. Additionally, if geopolitical events negatively impact the economy or advertising spending patterns change, our results of operations may be adversely affected.  The Company believes that the targeted nature of its products together with its diversification of advertising vehicles, including print, on-line, events and television, would minimize the effects of shifting advertising spending.

We have substantial indebtedness and other financial obligations, which consume a substantial portion of the cash flow that we generate.

A substantial portion of our cash flow is dedicated to the payment of interest on indebtedness and on shares subject to mandatory redemption which reduces funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

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

Failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.  Moreover, the instruments governing almost all of our indebtedness contain cross-default provisions so that a default under any of our indebtedness may result in a default under our other indebtedness.  If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable.  If that were to happen, we would not be able to satisfy our debt obligations, which would have a material adverse effect on our ability to continue as a going concern.  We may not be able to comply with these restrictions in the future, or in order to comply with these restrictions we may have to forgo opportunities that might otherwise be beneficial to us.

Under the terms of our debt instruments, we have the ability to make significant additional investments in our unrestricted subsidiaries.

Kohlberg Kravis Roberts & Co. L.P., or KKR, has control of our common stock and has the power to elect all the members of our board of directors and to approve any action requiring stockholder approval.

As of June 30, 2004, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership (“KKR Associates”), and KKR GP 1996 LLC, a Delaware limited liability company (“KKR GP 1996”), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

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

Incompatible financial systems limit the Company’s ability to operate efficiently.

PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which were incompatible. Incompatible financial systems across PRIMEDIA had negatively impacted the Company’s ability to more efficiently analyze data and respond to business opportunities on a timely basis. Despite the economic slowdown, the Company has been engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management’s concerns regarding the lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has installed an integrated enterprise-wide general ledger system across all business units. Despite the difficult economic environment, the Company spent approximately $15,000 on the systems upgrade, of which approximately $10,000 and $5,000 was spent during 2003 and 2002, respectively. The Company is also implementing a new integrated billing/accounts receivable system across its consumer magazine units which is scheduled for completion in the latter part of 2004 at a cost of approximately $5,000. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

The past decline in revenues had necessitated cost cuts including the reduction of certain personnel at the Company. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, primarily due to the increased volume of work being generated in the financial area and to the continuing process of converting certain of our financial systems. The Company believes that it has in place the necessary financial workforce to analyze data and has put in place additional resources during the period prior to the completion of the financial systems upgrade to improve the efficiency of financial analysis and mitigate the risk of employee turnover.

The Company’s management also is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel, the inherent risk in certain system implementations across the Company and the demands surrounding increased financial disclosure. To mitigate management’s concerns regarding the hiring and retention of qualified financial personnel and to ensure future stability in the financial workforce, the Company continues to upgrade the skill level of its back office financial personnel, consolidate certain back office functions and cross train individuals in the performance of multiple job functions. Additionally, the Company continues to aggressively recruit qualified professionals to strengthen and increase its financial personnel. The Company believes that it is currently close to being fully staffed in the finance area.

Liquidity, Capital and Other Resources

As of June 30, 2004, the Company had cash and unused credit facilities of $452,049, as further detailed below under “Financing Arrangements”, compared to $319,125 as of December 31, 2003.  On July 7, 2004, the Company redeemed all of its Series J Convertible Preferred Stock.  As of August 4, 2004, the Company had over $250,000 in cash and available unused credit facilities. The Company has also implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future possible cash flow shortfalls.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt, payment of preferred stock dividends and other anticipated expenditures for the next twelve months. The Company has no significant required debt repayments until 2008.

Working Capital

Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital deficiency, which includes current maturities of long-term debt, was $117,835 at June 30, 2004 compared to $200,622 at December 31, 2003.

Cash Flow – 2004 Compared to 2003

Net cash used in operating activities increased $15,239 to $16,959 from $1,720 for the six months ended June 30, 2004 and 2003, respectively. This change is primarily due to payments made in 2004 related to the finalization of the separation agreements of the former CEO and the former President and Interim CEO as well as interest related to shares subject to mandatory redemption of $26,455 paid in 2004 as a result of the Company’s adoption of SFAS 150, effective July 1, 2003.  Payments on these shares prior to the adoption of SFAS 150 were classified as preferred stock dividends and are presented as part of cash flows used in financing activities in 2003.

Net cash provided by (used in) investing activities decreased $101,861 to $56,107 from $157,968 for the six months ended June 30, 2004 and 2003, respectively.  Proceeds from the sale of businesses were $70,277 in 2004 compared to $182,922 in 2003. Net capital expenditures decreased to $13,574 in 2004, compared to $21,166 in 2003. The Company expects capital spending in 2004 to remain consistent with 2003.

Net cash provided by (used in) financing activities was $18,725 in 2004 compared to $(151,226) in 2003 predominantly due to proceeds from the issuance of $175,000 Senior Floating Rate Notes and a new $100,000 term loan C credit facility offset by voluntary permanent reductions of term loans A and B of $150,000 and the pay down of all outstanding borrowings under the revolving credit facility in 2004.  In 2003, proceeds from the sale of businesses and the issuance of 8% Senior Notes were used to pay down borrowings under the Company’s credit facilities. (See further discussion below in Financing Arrangements.)

Financing Arrangements

Bank Credit Facilities

On April 29, 2004, the Company amended its credit facilities agreement with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the “bank credit facilities”).  The debt under the bank credit facilities agreement, including term loan C, and as otherwise permitted under the bank credit facilities agreement, and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes, 8% Senior Notes and Senior Floating Rate Notes of the Company (together referred to as “Senior Notes”) is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt.

On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010, and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009.  The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year and the term loan C at three-month LIBOR plus 4.375% per year.  The Company applied the combined net proceeds from the

Senior Floating Rate Notes offering and the term loan C credit facility to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility.  The purpose of these borrowings was to provide the ability to redeem the Company’s Series J Convertible Preferred Stock, which was completed on July 7, 2004 (see Subsequent Event Note 17 of the notes to the condensed consolidated financial statements).

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement.  Amounts under the revolving loan commitment may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions.  The Company made voluntary pre-payments towards the term loans A and B and voluntary permanent reductions of the revolving loan commitment consisting of the following as of June 30, 2004:

	Three and Six Months Ended June 30, 2004	Three and Six Months Ended June 30, 2003

Term A (cash pre-payment)	$30,000	$5,000

Term B (cash pre-payment)	120,000	21,000

Revolving loan (commitment reduction)	21,350	24,000

Total	$171,350	$50,000

The bank credit facilities consisted of the following as of June 30, 2004:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities	$405,650	$60,000	$252,906	$100,000	$818,556
Borrowings Outstanding	—	(60,000)	(252,906)	(100,000)	(412,906)
Letters of Credit Outstanding	(20,159)	—	—	—	(20,159)
Unused Bank Commitments	$385,491	$—	$—	$—	$385,491

With the exception of the term loan B and C, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR  plus 2.75%.  The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%.  At June 30, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 3.8% and 3.6%, respectively.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment.  During the first and second quarters of 2004, the Company’s commitment fees were paid at a weighted average rate of 0.375%.  The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.  From time to time the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, commencing June 30, 2005, with the final reduction on June 30, 2008.  The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008.  To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount.  However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.  Remaining aggregate term loan payments under the bank credit facilities are $500 in 2004, $20,764 in 2005, 2006 and 2007, $12,192 in 2008 and $337,922 in 2009.

The bank credit facilities agreement, among other things, limits the Company’s ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company’s common stock in excess of $75,000 in any given year.

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

The events of default contained in PRIMEDIA’s Senior Notes are similar to, but generally less restrictive than, those contained in the Company’s bank credit facilities.

Contractual Obligations

There are no required significant debt repayments until 2008.  The following are certain contractual obligations of the Company as of June 30, 2004:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt obligations (net of unamortized discount)	$1,583,517	$10,881	$41,528	$491,007	$1,040,101
Interest on long-term debt obligations (1)	794,841	120,977	255,141	233,182	185,541
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	474,559	—	—	167,487	307,072
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	211,802	43,782	87,564	63,836	16,620
Capital lease obligations	25,458	5,802	5,661	3,909	10,086
Interest on capital lease obligations	7,453	1,618	2,356	1,746	1,733
Operating lease obligations	248,968	43,048	74,039	51,217	80,664
Total Contractual Obligations	$3,346,598	$226,108	$466,289	$1,012,384	$1,641,817

(1)                                  Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

The Company currently has $0 of borrowings outstanding at June 30, 2004 under the revolving loan portion of the bank credit facilities, which expires in 2008.

The Company has other commitments in the form of letters of credit of $20,159 aggregate face value which expire on or before June 30, 2005.

Off Balance Sheet Arrangements

The Company has no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business as disclosed above.

Covenant Compliance

As defined in the amended bank credit facilities agreement, the maximum allowable debt leverage ratio was amended to 6.25 to 1 through September 30, 2005.  The maximum debt leverage ratio decreases to 6.00 to 1, 5.75 to 1, 5.50 to 1, 5.25 to 1, 5.00 to 1, 4.75 to 1 and 4.50 to 1, on October 1, 2005, July 1, 2006, October 1, 2006, April 1, 2007, October 1, 2007, April 1, 2008 and July 1, 2008, respectively.  The amendment to the bank credit facilities also set the minimum interest coverage ratio, as defined in the bank credit facilities, at 2.25 to 1 through maturity.  The minimum fixed charge coverage ratio, as defined, remains unchanged at 1.05 to 1 through maturity.  The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement.  Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”).  Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements.  The guarantees are full, unconditional and joint and several.  The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes.  For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities agreement, the Unrestricted Group’s results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income for the three and twelve months ended June 30, 2004:

	For the Three Months Ended June 30, 2004	For the Twelve Months Ended June 30, 2004

EBITDA of the Restricted Group	$77,969	$309,738
EBITDA loss of the Unrestricted Group	(11,193)	(58,437)
Divestiture and other adjustments	218	(5,107)
Depreciation of property and equipment	(10,181)	(50,538)
Amortization of intangible assets and other	(4,817)	(65,944)
Severance related to separated senior executives	—	(4,454)
Non-cash compensation	(1,567)	(12,642)
Provision for severance, closures and restructuring related costs	(4,455)	(12,860)
Provision for unclaimed property	—	(5,500)
Income (loss) on the sales of businesses and other, net	(52)	762
Operating income	$45,922	$95,018

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended June 30, 2004	For the Twelve Months Ended June 30, 2004
Internet properties	$3,291	$21,038
Traditional turnaround and start-up properties	6,527	30,990
Related overhead and other charges	1,375	6,409
	$11,193	$58,437

The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group which management believes are on an arms’ length basis and as permitted by the bank credit facilities and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company’s properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the properties of the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group.  At June 30, 2004, this leverage ratio was approximately 5.1 to 1.0. Adjusting for the redemption of the Series J Convertible Preferred Stock, the pro forma leverage ratio would be approximately 5.7 times, versus the permitted maximum of 6.25 times.

Other Arrangements

During 2002, the Company’s Board of Directors authorized the exchange of up to $165,000 of the Company’s Exchangeable Preferred Stock for common stock.  As of June 30, 2004, the Company has exchanged $75,441 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $73,874) for 14,360,306 shares of common stock of the Company.

In addition, the Company’s Board of Directors authorized the exchange by the Company of up to $50,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase of the common stock issued in connection with the exchange transactions.  As of June 30, 2004, the Company has exchanged $25,000 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $24,597) for 8,733,842 shares of common stock of the Company and subsequently repurchased all of the common stock issued in connection with such exchanges.

The Series J Convertible Preferred Stock is convertible at the option of the holder after one year from the date of issuance, into approximately 25,100,000 shares of the Company’s common stock at a conversion price of $7 per share, subject to adjustment.  Dividends on the Series J Convertible Preferred Stock accrue quarterly at an annual rate of 12.5% and are payable quarterly in-kind. The Company paid dividends-in-kind of 87,629 and 46,407 shares of Series J Convertible Preferred Stock valued at $10,954 and $5,801 during the six and three months ended June 30, 2004, respectively, and 74,035 and 37,587 shares of Series J Convertible Preferred Stock valued at $9,254 and $4,698 during the six and three months ended June 30, 2003, respectively.

The Company entered into a series of transactions with the intention to redeem its highest cost of capital security, the Series J Convertible Preferred Stock, which had an annual pay-in-kind dividend yield of approximately 13%.

On May 14, 2004 the Company issued $175,000 of Senior Floating Rate Notes due 2010 and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009.  The Company used the proceeds from these transactions to make voluntary pre-payments to the term loans A and B with the remainder used to temporarily pay down all outstanding advances under its revolving credit facility.

On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and approximately $145,000 of advances under its revolving credit facility.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business.  In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

During the first six months of 2004, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In 2003, the Company adopted an accounting change, as required by the Financial Accounting Standards Board that impacts year-over-year comparisons of financial results.  This change is summarized below:

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

Effective July 1, 2003, the Company prospectively adopted SFAS 150.  SFAS 150 requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock as interest expense.  As a result of the adoption by the Company of SFAS 150, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are now collectively described as “shares subject to mandatory redemption” on the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003.  Dividends on these shares are now described as “interest on shares subject to mandatory redemption” and included in loss from continuing operations for the six and three months ended June 30, 2004, whereas previously they were presented below net income as preferred stock dividends.  This adoption did not have an impact on income (loss) applicable to common shareholders or income (loss) per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during 2003 and through the first six months of 2004. Postage for product distribution and direct mail solicitations is a significant expense of the Company.  The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials.  There were no increases in postage rates in 2003 or the first six months of 2004.  In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006.  In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA’s ability to increase selling prices.  No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.  In the first six months of 2004, paper costs were approximately 7% of the Company’s total operating costs and expenses.  The Company’s paper expense decreased approximately 1% during the first six months of 2004 as compared to the same period in 2003.  The Company attributes the decrease in paper expenses to favorable pricing offset by higher volume usage attributable to product upgrades and increased folio sizes.

Seasonality

The Company’s operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company’s business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. This seasonality causes, and will likely continue to cause, a variation in the Company’s quarterly operating results. Such variations have an effect on the timing of the Company’s cash flows and the reported quarterly results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of 2004, there were no significant changes related to the Company’s market risk exposure.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

During the six month period ended June 30, 2004, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The Annual Meeting of Shareholders was held May 12, 2004.

b)             At the meeting, directors, Joseph Y. Bae, David Bell, Beverly C. Chell, Kelly P. Conlin, Timothy D. Dattels, Meyer Feldberg, Perry Golkin, H. John Greeniaus, Henry R. Kravis and Dean B. Nelson were elected.

c)              Set forth below is a description of the items that were voted upon at such meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as applicable, as to each such matter and director.

(i) Election of Directors

An election of ten directors was held and the shares so present were voted for as follows for the election of each of the following:

	Number of Shares Voted for	Number of Shares Withheld
Joseph Y. Bae	221,505,564	26,135,401
David Bell	244,101,277	3,539,688
Beverly C. Chell	223,527,495	24,113,470
Kelly P. Conlin	224,485,345	23,155,620
Timothy D. Dattels	244,100,501	3,540,464
Meyer Feldberg	244,982,093	2,658,872
Perry Golkin	221,237,108	26,403,857
H. John Greeniaus	244,142,014	3,498,951
Henry R. Kravis	215,534,196	32,106,769
Dean B. Nelson	223,926,021	23,714,944

(ii)          The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2004 was ratified with 238,862,262 votes for, 2,148,589 votes against and 6,630,114 votes abstaining.

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

(b) Reports on Form 8-K during the quarter ended June 30, 2004.

The Company furnished a Current Report on Form 8-K, dated April 29, 2004, (a) announcing under Item 12 thereof the issuance of a press release dated April 29, 2004 regarding its financial results for the first quarter ended March 31, 2004, and (b) furnishing as exhibits under Item 7 thereof a copy of the press release.

The Company furnished a Current Report on Form 8-K, dated May 5, 2004, (a) announcing under Item 5 thereof the issuance of a press release dated May 5, 2004 regarding the Company’s Senior Floating Rate Notes and (ii) furnishing as an exhibit under Item 7 thereof a copy of the press release.

The Company furnished a Current Report on Form 8-K, dated May 10, 2004, (a) announcing under Item 5 thereof the issuance of a press release dated May 10, 2004 regarding the Company’s Senior Floating Rate Notes and entering into a term loan credit facility and (ii) furnishing as an exhibit under Item 7 thereof a copy of the press release.

The Company furnished a Current Report on Form 8-K, dated May 14, 2004, (a) announcing under Item 5 thereof the issuance of a press release dated May 14, 2004 regarding the Company’s Senior Floating Rate Notes and entering into a term loan credit facility and (ii) furnishing as an exhibit under Item 7 thereof a copy of the press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date:	August 9, 2004	/s/ Kelly P. Conlin
(Signature)
Chief Executive Officer and President (Principal Executive Officer)

Date:	August 9, 2004	/s/ Matthew A. Flynn
(Signature)
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 9, 2004	/s/ Robert J. Sforzo
(Signature)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)