Form 10-K/A
period 2003-12-31
PRIMEDIA INC
filed 2004-09-23
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

PRIMEDIA INC.
FORM 10-K/A
INTRODUCTORY NOTE

        We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 to insert the conformed signatures which inadvertently had been omitted from the signature lines contained on the "Signatures" page to our annual report on Form 10-K for the year ended December 31, 2003, which was originally filed on March 15, 2004 (the "Form 10-K").

        In connection with the filing of this Amendment No. 1 and pursuant to the SEC rules promulgated pursuant to the Securities Exchange Act of 1934, as amended, we are including with this Amendment No. 1 a currently dated consent of independent registered public accounting firm and certain currently dated certifications. Except as described above, no other amendments are being made to the Form 10-K. This Amendment No. 1 does not reflect events occurring after the March 15, 2004 filing of the Form 10-K or modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

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
December 31, 2003

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

	2003	2002	2001
Revenues, net:
Continuing Businesses:
Enthusiast Media	$725,892	$740,400	$572,196
Consumer Guides	276,639	267,166	255,391
Business Information	228,784	259,030	322,976
Education and Training	119,778	146,586	165,295
Intersegment Eliminations	(5,471)	(14,121)	(11,619)

Subtotal	1,345,622	1,399,061	1,304,239
Non-Core Businesses	—	13,491	73,535

Total	$1,345,622	$1,412,552	$1,377,774

Segment EBITDA: (1)
Continuing Businesses:
Enthusiast Media	$146,939	$131,879	$69,492
Consumer Guides	83,163	73,338	58,657
Business Information	34,197	38,349	58,212
Education and Training	5,674	34,821	28,117
Corporate Overhead	(25,909)	(30,913)	(32,308)
Non-Core Businesses	—	(3,253)	(28,340)

Total	$244,064	$244,221	$153,830

Depreciation, amortization and other charges: (2)(3)
Continuing Businesses:
Enthusiast Media	$43,245	$127,257	$572,651
Consumer Guides	11,834	15,199	18,760
Business Information	18,630	78,603	49,197
Education and Training	59,823	107,648	67,164
Corporate	28,135	12,747	31,709
Non-Core Businesses	—	3,083	65,669

Total	$161,667	$344,537	$805,150

	2003	2002	2001
Total Assets:
Enthusiast Media	$1,120,290	$1,238,401	$1,626,369
Consumer Guides	155,386	152,226	184,171
Business Information	218,836	242,383	493,695
Education and Training	116,253	167,527	322,292
Other:
Corporate	25,356	35,083	74,246
Non-Core Businesses	—	—	30,446

Total	$1,636,121	$1,835,620	$2,731,219

Additions to (sale of) property, equipment and other, net:
Enthusiast Media	$16,672	$14,246	$18,695
Consumer Guides	8,079	8,897	8,370
Business Information	4,561	3,832	12,394
Education and Training	8,768	7,860	15,440
Other:
Corporate	1,417	4,328	(468)
Non-Core Businesses	—	—	6,309

Total	$39,497	$39,163	$60,740

        Below is a reconciliation of the Company's Segment EBITDA to operating income (loss) for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Segment EBITDA (1)	$244,064	$244,221	$153,830
Depreciation of property and equipment (2)	55,887	68,881	75,714
Amortization of intangible assets, goodwill and other (2)	75,953	208,238	677,776
Severance related to separated senior executives	9,372	—	—
Non-cash compensation and non-recurring charges	11,184	10,502	56,679
Provision for severance, closures and restructuring related costs	8,673	49,669	43,679
Other restructuring related costs included in general and administrative expenses (4)	—	—	8,535
(Gain) loss on sale of businesses and other, net	598	7,247	(57,233)

Operating income (loss)	$82,397	$(100,316)	$(651,320)

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

PRIMEDIA INC.
DATE: SEPTEMBER 23, 2004	By	/s/ BEVERLY C. CHELL ................................................................................ (Beverly C. Chell) Vice Chairman and Secretary

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

Signatures	Title	Date
/s/ DEAN B. NELSON .................................................................................. (Dean B. Nelson)	Chairman of the Board	September 23, 2004
/s/ KELLY P. CONLIN .................................................................................. (Kelly P. Conlin)	Chief Executive Officer, President and Director	September 23, 2004
/s/ BEVERLY C. CHELL .................................................................................. (Beverly C. Chell)	Vice Chairman, Secretary and Director	September 23, 2004
.................................................................................. (David Bell)	Director	September 23, 2004
.................................................................................. (Timothy D. Dattels)	Director	September 23, 2004
.................................................................................. (Meyer Feldberg)	Director	September 23, 2004
/s/ PERRY GOLKIN .................................................................................. (Perry Golkin)	Director	September 23, 2004
.................................................................................. (H. John Greeniaus)	Director	September 23, 2004
/s/ HENRY R. KRAVIS .................................................................................. (Henry R. Kravis)	Director	September 23, 2004
/s/ JOSEPH BAE .................................................................................. (Joseph Bae)	Director	September 23, 2004
/s/ MATTHEW A. FLYNN .................................................................................. (Matthew A. Flynn)	Senior Vice President, Chief Financial Officer and Treasurer	September 23, 2004
/s/ ROBERT J. SFORZO .................................................................................. (Robert J. Sforzo)	Senior Vice President and Chief Accounting Officer and Controller	September 23, 2004

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

(*)
Filed herewith.

QuickLinks

PRIMEDIA INC. FORM 10-K/A INTRODUCTORY NOTE
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