Form 10-Q/A
period 2004-06-30
PRIMEDIA INC
filed 2004-11-08
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PRIMEDIA Inc.

EXPLANTORY NOTE

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 (this "Amendment No. 1"), originally filed with the SEC on August 9, 2004 (the "Original Filing"), for the purpose of adding Item 2 of Part II of Form 10-Q to the report.  Accordingly, pursuant to Rule 12-b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 2 of Part II, as amended.

Except as expressly stated herein, this Amendment No. 1 does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing.  In addition, this Amendment No. 1 does not amend or restate our previously reported financial statements.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2003, the Company issued to George Roberts, a former director of the Company, 90,082 shares of the Company's unregistered Common Stock as compensation for his services as a director from March 1992 to May 2004. Mr. Roberts was permitted to defer payment of his director's fees and receive the fees in the form of Common Stock pursuant to the Directors' Deferred Compensation Plan.  Mr. Roberts deferred the payment of an aggregate of $385,975 of directors' fees that he would have otherwise received in cash at the time the services were provided.  The issuance of securities to Mr. Roberts was made by the Company in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder, as an offering not involving a public offering.

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

PRIMEDIA Inc.
(Registrant)

Date:	November 8, 2004	/s/ Kelly P. Conlin
(Signature)
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 8, 2004	/s/ Matthew A. Flynn
(Signature)
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 8, 2004	/s/ Robert J. Sforzo
(Signature)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)