Form 10-Q
period 2004-09-30
PRIMEDIA INC
filed 2004-11-09
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes   ☒    No   ☐

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of October 29, 2004: 260,641,303.

PRIMEDIA Inc.

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
	(dollars in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,033	$8,685
Accounts receivable, net	183,242	194,080
Inventories	18,916	17,500
Prepaid expenses and other	33,031	36,059
Assets held for sale	40,017	31,879
Total current assets	295,239	288,203

Property and equipment (net of accumulated depreciation and amortization of $282,770 in 2004 and $280,612 in 2003)	79,101	110,859
Other intangible assets, net	254,338	268,407
Goodwill	902,232	910,534
Other non-current assets	46,432	58,118
Total Assets	$1,577,342	$1,636,121

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$82,742	$78,794
Accrued expenses and other	203,646	213,934
Deferred revenues	167,500	173,607
Current maturities of long-term debt	16,222	22,195
Liabilities of businesses held for sale	28,041	16,049
Total current liabilities	498,151	504,579

Long-term debt	1,664,617	1,562,441
Shares subject to mandatory redemption	474,559	474,559
Deferred revenues	17,692	17,850
Deferred income taxes	74,288	61,364
Other non-current liabilities	11,195	28,583
Total Liabilities	2,740,502	2,649,376

Shareholders’ deficiency:
Series J convertible preferred stock ($.01 par value, 1,319,093 shares issued and outstanding, aggregate liquidation and redemption values of $164,887 at December 31, 2003)	—	164,533
Common stock ($.01 par value, 350,000,000 shares authorized at September 30, 2004 and December 31, 2003 and 269,156,873 shares and 268,333,049 shares issued at September 30, 2004 and December 31, 2003, respectively)	2,691	2,683
Additional paid-in capital (including warrants of $31,690 at September 30, 2004 and December 31, 2003)	2,350,754	2,345,152
Accumulated deficit	(3,439,767)	(3,447,710)
Accumulated other comprehensive loss	(179)	(176)
Unearned compensation	—	(175)
Common stock in treasury, at cost (8,520,409 shares at September 30, 2004 and 8,610,491 at December 31, 2003)	(76,659)	(77,562)
Total Shareholders’ Deficiency	(1,163,160)	(1,013,255)

Total Liabilities and Shareholders’ Deficiency	$1,577,342	$1,636,121

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2004	2003
	(dollars in thousands, except per share amounts)

Revenues, net:
Advertising	$213,165	$202,474
Circulation	70,233	72,679
Other	40,739	34,937
Total revenues, net	324,137	310,090

Operating costs and expenses:
Cost of goods sold	70,512	68,608
Marketing and selling	67,405	61,466
Distribution, circulation and fulfillment	53,306	56,842
Editorial	27,788	25,733
Other general expenses	38,177	36,898
Corporate administrative expenses (excluding $1,344 and $770 of non-cash compensation in 2004 and 2003, respectively)	6,980	6,615
Depreciation of property and equipment	8,819	13,763
Amortization of intangible assets and other	4,452	9,537
Non-cash compensation	1,344	770
Provision for severance, closures and restructuring related costs	1,926	448
Gain on sale of businesses and other, net	(293)	(706)

Operating income	43,721	30,116

Other income (expense):
Provision for impairment of investments	—	(1,248)
Interest expense	(32,289)	(29,884)
Interest on shares subject to mandatory redemption	(10,945)	(11,008)
Amortization of deferred financing costs	(1,334)	(1,116)
Other income, net	17,680	519

Income (loss) from continuing operations before income tax expense	16,833	(12,621)
Provision for deferred income taxes	(4,330)	(3,982)

Income (loss) from continuing operations	12,503	(16,603)

Discontinued operations (including gain on sale of businesses, net of $999 and $2,713 in 2004 and 2003, respectively)	(3,763)	(22,225)

Net income (loss)	8,740	(38,828)

Preferred stock dividends and related accretion, net	(2,551)	(4,845)
Income (loss) applicable to common shareholders	$6,189	$(43,673)

Basic and diluted income (loss) per common share:
Continuing operations	$0.04	$(0.08)
Discontinued operations	(0.02)	(0.09)
Income (loss) applicable to common shareholders	$0.02	$(0.17)

Basic common shares outstanding	260,496,328	259,343,692

Diluted common shares outstanding	264,365,201	259,343,692

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands, except per share amounts)

Revenues, net:
Advertising	$631,190	$617,347
Circulation	208,785	214,445
Other	133,192	122,998
Total revenues, net	973,167	954,790

Operating costs and expenses:
Cost of goods sold	205,486	206,308
Marketing and selling	202,975	196,154
Distribution, circulation and fulfillment	165,993	168,703
Editorial	81,443	77,741
Other general expenses	120,593	117,034
Corporate administrative expenses (excluding $4,830 and $2,793 of non-cash compensation in 2004 and 2003, respectively)	20,566	20,842
Depreciation of property and equipment	27,653	35,116
Amortization of intangible assets and other	14,999	29,778
Severance related to separated senior executives	658	5,576
Non-cash compensation	4,830	2,793
Provision for severance, closures and restructuring related costs	8,719	3,348
Provision for unclaimed property	5,500	—
(Gain) loss on sale of businesses and other, net	(243)	625

Operating income	113,995	90,772

Other income (expense):
Provision for impairment of investments	(804)	(8,975)
Interest expense	(90,053)	(94,443)
Interest on shares subject to mandatory redemption	(32,835)	(11,008)
Amortization of deferred financing costs	(3,653)	(2,360)
Other income (expense), net	17,793	(3,283)

Income (loss) from continuing operations before income tax expense	4,443	(29,297)
Provision for deferred income taxes	(13,054)	(11,033)

Loss from continuing operations	(8,611)	(40,330)

Discontinued operations (including gain on sale of businesses, net of $43,299 and $105,310 in 2004 and 2003, respectively)	30,576	70,160

Net income	21,965	29,830

Preferred stock dividends and related accretion, net	(13,505)	(36,856)
Income (loss) applicable to common shareholders	$8,460	$(7,026)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.09)	$(0.30)
Discontinued operations	0.12	0.27
Income (loss) applicable to common shareholders	$0.03	$(0.03)

Basic and diluted common shares outstanding	260,232,692	259,078,166

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)

Operating activities:
Net income	$21,965	$29,830
Adjustments to reconcile net income to net cash provided by operating activities	11,333	41,172
Changes in operating assets and liabilities	3,034	(27,031)
Net cash provided by operating activities	36,332	43,971

Investing activities:
Additions to property, equipment and other, net	(23,500)	(26,523)
Proceeds from sale of businesses and other	70,277	183,741
Payments for businesses acquired, net of cash acquired	(1,358)	(7,722)
Proceeds from sale of (payments for) other investments	17,399	(3,183)
Net cash provided by investing activities	62,818	146,313

Financing activities:
Borrowings under credit agreements	386,700	329,400
Repayments of borrowings under credit agreements	(461,700)	(382,312)
Payments for repurchases of senior notes	—	(375,675)
Proceeds from issuance of Senior Floating Rate Notes	175,000	—
Proceeds from issuance of 8% Senior Notes	—	300,000
Proceeds from issuances of common stock	1,028	1,120
Purchases of common stock in connection with the exchange of exchangeable preferred stock	—	(19,367)
Redemption of Series J Convertible Preferred Stock	(178,038)	—
Dividends paid to preferred stock shareholders	—	(33,928)
Deferred financing costs paid	(5,686)	(6,288)
Capital lease obligations	(4,920)	(3,173)
Other	(186)	(233)
Net cash used in financing activities	(87,802)	(190,456)

Increase (decrease) in cash and cash equivalents	11,348	(172)
Cash and cash equivalents, beginning of period	8,685	18,553
Cash and cash equivalents, end of period	$20,033	$18,381

Supplemental information:
Cash interest paid	$64,307	$75,746
Cash interest paid on shares subject to mandatory redemption	$32,835	$11,008
Cash taxes paid, net of refunds	$171	$441
Accretion in carrying value of exchangeable and convertible preferred stock	$353	$781
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$13,152	$14,099
Carrying value of exchangeable preferred stock converted to common stock	$—	$16,066
Fair value of common stock issued in connection with conversion of exchangeable preferred stock	$—	$15,122

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except per share amounts)

1.  Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company.”  In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2004 and December 31, 2003 and the consolidated results of operations of the Company for the three and nine months ended September 30, 2004 and 2003, and consolidated cash flows of the Company for the nine month periods ended September 30, 2004 and 2003 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (which was updated to reflect the reclassification of certain businesses as discontinued operations on a Current Report on Form 8-K dated September 13, 2004).  The operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the three and nine month periods ended September 30, 2004.

Stock Based Compensation

The Company has a stock-based employee compensation plan. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.  The adoption of SFAS 123 decreased the income from continuing operations for the three months ended September 30, 2004 by $604 and increased the loss from continuing operations for the nine months ended September 30, 2004 by $1,972, respectively. The impact of the adoption of SFAS 123 was not significant for the three and nine months ended September 30, 2003.

The following table illustrates the effect on net income (loss) applicable to common shareholders and basic and diluted income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net income (loss) applicable to common shareholders	$6,189	$(43,673)	$8,460	$(7,026)

Add: Stock-based employee compensation expense included in reported net income (loss)	604	471	2,147	1,784

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,015)	(3,291)	(9,453)	(16,864)
Pro forma net income (loss) applicable to common shareholders	$3,778	$(46,493)	$1,154	$(22,106)

Per Common Share:
Reported basic and diluted income (loss)	$0.02	$(0.17)	$0.03	$(0.03)
Pro forma basic and diluted income (loss)	$0.01	$(0.18)	$0.00	$(0.09)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. For the three months ended September 30, 2004 and 2003, respectively, the following weighted-average assumptions were used: risk-free interest rates of 2.97 % and 4.61%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company’s common stock of 82% and 79%, and a weighted-average expected life of the options of three and five years. The following weighted-average assumptions were used for options granted in the nine months ended September 30, 2004 and 2003, respectively: risk-free interest rates of 2.85% and 4.57%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company’s common stock of 84% and 79%, and a weighted-average expected life of the options of three and five years.  The estimated fair value of options granted during the three months ended September 30, 2004 and 2003 was $88 and $454, respectively, and $406 and $472 during the nine months ended September 30, 2004 and 2003, respectively.

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

Recent Accounting Pronouncement

In accordance with the prospective adoption, effective July 1, 2003, of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company classified as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (collectively the “Exchangeable Preferred Stock”). Additionally, dividends from this Exchangeable Preferred Stock are classified as interest expense.

As a result of the adoption of SFAS 150, the Exchangeable Preferred Stock are now collectively described as “shares subject to mandatory redemption” on the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.  Dividends on these shares, subsequent to the adoption of SFAS 150, are now described as “interest on shares subject to mandatory redemption” and are included in income (loss) from continuing operations, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 decreased the results from continuing operations for the three and nine months ended September 30, 2004 by $11,281 and $33,843, respectively, which represents interest on shares subject to mandatory redemption ($10,945 per quarter) and amortization of issuance costs ($336 per quarter) which is included in the amortization of deferred financing costs on the accompanying condensed statements of consolidated operations.  As a result of SFAS 150 being adopted during the third quarter of 2003, loss from continuing operations increased $11,344 for the three and nine months ended September 30, 2003.  If SFAS 150 was retroactively adopted on January 1, 2003, loss from continuing operations for the nine months ended September 30, 2003 would have increased by $22,670. This adoption did not have an impact on income (loss) applicable to common shareholders or basic and diluted income (loss) per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

2.  Divestitures and Investment Sale

Divestitures

The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company’s revolving credit borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the “bank credit facilities”). Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen and its companion teen properties, resulting in a payment to the purchaser of $3,379 in January 2004.

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

Additionally, in the second quarter of 2004, the Company began evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment.  In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not expected to be significant.  The operating results of these properties have been classified as discontinued operations for all periods presented.

In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding the Interactive Medical Network (“IMN”), in the Education segment (formerly Education and Training, renamed to reflect the classification of

Workplace Learning as discontinued operations). The Company believes that there will not be a material loss relating to the sale of this division.  Workplace Learning provides integrated learning solutions for more than eight million professionals in the industrial, healthcare, banking, automotive, fire and emergency, government and law, and security markets.  The operating results of this division, excluding IMN, have been classified as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale as of September 30, 2004.

The results of the Company’s divestiture of certain properties in 2004 and 2003 have been included in discontinued operations on the accompanying condensed statements of consolidated operations.  Discontinued operations include revenues of $10,002 and $35,166 for the three months ended September 30, 2004 and 2003, respectively, and $35,052 and $142,059 for the nine months ended September 30, 2004 and 2003, respectively.

Balance Sheet-Held for Sale

The assets and liabilities of businesses that have been sold or which the Company has initiated plans to sell as of September 30, 2004 and December 31, 2003 have been reclassified to held for sale on the accompanying condensed consolidated balance sheets as follows:

	September 30, 2004	December 31, 2003

ASSETS
Accounts receivable, net	$3,772	$8,010
Inventories	1,803	391
Prepaid expenses and other	1,018	907
Property and equipment, net	19,097	297
Other intangible assets, net	—	14,056
Goodwill	—	6,747
Other non-current assets.	14,327	1,471
Assets held for sale	$40,017	$31,879

LIABILITIES
Accounts payable	$1,963	$3,115
Accrued expenses and other	6,129	11,791
Deferred revenues-current	5,855	1,110
Other non-current liabilities	14,094	33
Liabilities of businesses held for sale	$28,041	$16,049

Assets and liabilities classified as held for sale at December 31, 2003 have been sold as of September 30, 2004.

Investment Sale

In September 2004, the Company sold all of its equity investment in approximately 36% of the stock of All About Japan, Inc. for proceeds of approximately $16,700.  The investment had no carrying value at the time of the sale due to the recording of historical losses as well as impairment charges recorded in 2001.  The Company recognized a gain on the sale of approximately $16,700 recorded in other income (expense), net on the accompanying condensed statements of consolidated operations.

3.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	September 30, 2004	December 31, 2003
Accounts receivable	$197,664	$212,144
Less: Allowance for doubtful accounts	11,459	10,798
Allowance for returns and rebates	2,963	7,266
	$183,242	$194,080

4.  Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$6,969	$8,008
Work in process	118	230
Raw materials	11,829	9,262
	$18,916	$17,500

5.  Goodwill, Other Intangible Assets and Other

As required under SFAS 142, “Goodwill and Other Intangible Assets”, the Company continues to assess goodwill and indefinite lived intangible assets for impairment at least annually since its initial adoption of SFAS 142 on January 1, 2002. The Company established October 31 as the annual impairment test date.  In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the nine months ended September 30, 2004, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. Upon adoption of SFAS 142, the Company recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. Income tax expense primarily consisted of deferred income taxes of $4,318 and $3,974 for the three months ended September 30, 2004 and 2003, respectively, and $12,924 and $10,624, for the nine months ended September 30, 2004 and 2003, respectively, related to the increase in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis of the indefinite-lived intangible assets.

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

Company expects that it will record a total of approximately $4,500 to increase deferred tax liabilities during the remaining three months of 2004.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Total

Balance as of January 1, 2004	$695,340	$95,808	$119,386	$910,534
Purchase price allocation adjustments per final valuation reports	—	193	—	193
Goodwill written off related to the sale of businesses	(6,776)	—	(1,719)	(8,495)
Balance as of September 30, 2004	$688,564	$96,001	$117,667	$902,232

Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		September 30, 2004			December 31, 2003
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	3	$20,449	$20,449	$—	$21,013	$19,845	$1,168

Membership, subscriber and customer lists	2-20	346,660	321,326	25,334	348,346	315,860	32,486

Non-compete agreements	1-10	136,226	134,689	1,537	137,829	134,093	3,736

Trademark license agreements	2-15	2,984	2,913	71	2,984	2,899	85

Copyrights	3-20	17,940	17,267	673	20,550	19,609	941

Databases	2-12	9,353	8,921	432	9,353	8,627	726

Advertiser lists	5-20	135,978	125,728	10,250	135,978	122,852	13,126

Distribution agreements	1-7	10,410	10,410	—	10,410	10,410	—

Other	1-5	9,804	9,804	—	9,804	9,804	—

		$689,804	$651,507	$38,297	$696,267	$643,999	$52,268

Intangible assets not subject to amortization had a carrying value of $216,041 and $216,139 at September 30, 2004 and December 31, 2003, respectively, and consisted primarily of trademarks. Amortization expense for intangible assets still subject to amortization was $4,098 and $7,603 for the three months ended September 30, 2004 and 2003, respectively, and $14,104 and $24,161 for the nine months ended September 30, 2004 and 2003, respectively.  Amortization of deferred wiring costs of $354 and $1,934 for the three months ended September 30, 2004 and 2003, respectively, and $895 and $5,617 for the nine months ended September 30, 2004 and 2003, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At September 30, 2004, estimated future amortization expense of intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $4,000 for the remaining three months of 2004 and approximately $11,000, $7,000, $5,000 and $4,000 for 2005, 2006, 2007 and 2008, respectively.

6.  Long-term Debt

Long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
Borrowings under bank credit facilities	$484,906	$559,906
7 5/8% Senior Notes Due 2008	225,545	225,443
8 7/8% Senior Notes Due 2011	470,245	469,820
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	—
	1,655,696	1,555,169
Obligation under capital leases	25,143	29,467
	1,680,839	1,584,636
Less: Current maturities of long-term debt	16,222	22,195
	$1,664,617	$1,562,441

$175,000 Senior Floating Rate Notes Due 2010 and $100,000 Term Loan C Credit Facility Offerings

On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010 (the “Senior Floating Rate Notes”), and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009.  The Senior Floating Rate Notes bear interest equal to the three-month LIBOR plus 5.375% per year and the term loan C at LIBOR plus 4.375% per year.  The Company applied the combined net proceeds from the Senior Floating Rate Notes offering and the term loan C credit facility to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility.  The purpose of these borrowings was to redeem the Company’s Series J Convertible Preferred Stock (see Note 7 for further discussion).

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

With the exception of the term loan B and the term loan C, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%.  The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At September 30, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.3% and 3.6%, respectively.

7.  Series J Convertible Preferred Stock

On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility.

As of December 31, 2003, the Company had $164,533 of Series J Convertible Preferred Stock outstanding. The Company paid dividends in kind of 17,584 and 105,213 shares of Series J Convertible Preferred Stock valued at $2,198 and $13,152 during the three and nine months ended September 30, 2004, respectively, and 38,761 and 112,796 shares of Series J Convertible Preferred Stock valued at $4,845 and $14,099 during the three and nine months ended September 30, 2003, respectively.

8.  Common Stock and Related Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

Range of Exercise Prices	Number Outstanding at 9/30/04	Number Exercisable at 9/30/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Outstanding Options	Weighted Average Exercise Price of Exercisable Options

$0.08 - $0.43	61,391	61,391	3	$0.28	$0.28
$1.01 - $1.80	4,520	3,645	6	1.45	1.48
$1.85 - $1.98	953,236	539,368	6	1.85	1.85
$2.02 - $2.99	2,698,500	747,875	5	2.82	2.77
$3.09 - $3.65	2,072,750	36,375	7	3.09	3.19
$4.00 - $5.95	7,156,077	5,601,265	6	4.73	4.77
$6.00 - $9.83	4,206,545	2,809,206	6	6.82	7.05
$10.13 - $19.81	9,079,154	8,762,380	5	13.40	13.29
$20.00 - $27.13	147,198	146,613	5	25.39	25.40
$34.17 - $36.52	11,194	11,194	5	34.55	34.55
Total	26,390,565	18,719,312	6	7.74	9.10

9.  Non-Cash Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Restricted stock (1)	$740	$41	$2,683	$88
Stock options (2)	604	—	1,972	—
Amortization of the intrinsic value of unvested “in-the-money” options issued in connection with the About acquisition (3)	—	259	175	1,025
Restricted stock and stock options-About (4)	—	470	—	1,680
Total	$1,344	$770	$4,830	$2,793

(1) The Company recognized non-cash compensation charges related to the Company’s grant of shares of restricted common stock to certain executives during 2003, as well as grants of shares of restricted common stock to certain employees in 2003 and 2004 in exchange for their options in the Company’s Internet subsidiaries of $740 and $41 during the three months ended September 30, 2004 and 2003, respectively, and $2,683 and $88 during the nine months ended September 30, 2004 and 2003, respectively. These grants were valued at the date of grant and are being expensed ratably over their related vesting periods.

(2) As a result of the adoption of SFAS 123 effective January 1, 2003, the Company recorded a non-cash compensation charge of $604 and $1,972 for the three and nine months ended September 30, 2004, respectively, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan. The impact of the adoption of SFAS 123 was not significant for the three and nine months ended September 30, 2003.

(3) In connection with the acquisition of About in 2001, the Company recorded charges related to the amortization of the intrinsic value of unvested “in the money” options of $259 for the three months ended September 30, 2003 and $175 and $1,025 for the nine months ended September 30, 2004 and 2003, respectively.  As of March 31, 2004, these options were fully vested.

(4) The Company recorded charges related to the vesting of certain restricted stock and stock options granted in connection with the acquisition of About in 2001 of $470 and $1,680 for the three and nine months ended September 30, 2003, respectively.

10.  Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

Severance related to the finalization of the separation agreements of the former Chief Executive Officer and the former President and Interim Chief Executive Officer were $0 and $658 for the three and nine months ended September 30, 2004, respectively, and $0 and $5,576 for the three and nine months ended September 30, 2003, respectively.

Provision for Severance, Closures and Restructuring Related Costs

Through the third quarter of 2004, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

Details of the initiatives implemented and the payments made in furtherance of these plans during the nine-months ended September 30, 2004 and 2003 are presented in the following tables:

	Liability as of January 1, 2004		Net Provision for the Nine Months Ended September 30, 2004		Payments during the Nine Months Ended September 30, 2004	Liability as of September 30, 2004
Severance and closures:
Employee-related termination costs	$4,913		$1,885		$(4,155)	$2,643
Termination of leases related to office closures	37,056		6,834		(6,445)	37,445
Total severance and closures	$41,969	(1)	$8,719	(2)	$(10,600)	$40,088

	Liability as of January 1, 2003		Net Provision for the Nine Months Ended September 30, 2003		Payments during the Nine Months Ended September 30, 2003	Liability as of September 30, 2003
Severance and closures:
Employee-related termination costs	$5,100		$3,061		$(5,257)	$2,904
Termination of contracts	617		16		(114)	519
Termination of leases related to office closures	41,626		271		(5,614)	36,283
Total severance and closures	$47,343	(1)	$3,348	(2)	$(10,985)	$39,706

(1)   Reduced for liabilities relating to discontinued operations totaling $1,256 and $2,091 at January 1, 2004 and 2003, respectively.

(2)   Adjusted to exclude net provisions related to discontinued operations totaling $388 and $883 for the nine months ended September 30, 2004 and 2003, respectively.

The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015.  To reduce the lease related costs, the Company is aggressively pursuing subleases of its available office space, and most have been sublet. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts.  If the Company is successful in subleasing the restructured office space at a different rate, or is unable to sublease the space by the prescribed date used in the initial calculation, the reserve will be adjusted accordingly. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of these plans, the Company has closed and consolidated, to date, 23 office locations and has notified a total of 2,042 individuals that they would be terminated under these plans.  As of September 30, 2004, all of these individuals have been terminated.

The liabilities representing the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.

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

12.  Comprehensive Income (loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is presented in the following table:

	Three Months Ended September 30,
	2004	2003
Net Income (loss)	$8,740	$(38,828)
Other comprehensive income (loss):
Foreign currency translation adjustments	13	—
Total comprehensive income (loss)	$8,753	$(38,828)

	Nine Months Ended September 30,
	2004	2003
Net income	$21,965	$29,830
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	24
Total comprehensive income	$21,962	$29,854

13.  Basic and diluted income (loss) per Common Share

Basic and diluted income (loss) per share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic income (loss) per share computation:

Net income (loss)	$8,740	$(38,828)	$21,965	$29,830
Less: Preferred stock dividends and related accretion, net	2,551	4,845	13,505	36,856

Income (loss) applicable to common shareholders	$6,189	$(43,673)	$8,460	$(7,026)

Basic common shares outstanding	260,496,328	259,343,692	260,232,692	259,078,166
Basic income (loss) per share	$0.02	$(0.17)	$0.03	$(0.03)

Diluted income (loss) per share computation:
Net income (loss)	$8,740	$(38,828)	$21,965	$29,830
Less: Preferred stock dividends and related accretion, net	2,551	4,845	13,505	36,856

Income (loss) applicable to common shareholders	$6,189	$(43,673)	$8,460	$(7,026)

Basic common shares outstanding	260,496,328	259,343,692	260,232,692	259,078,166
Incremental shares for assumed exercise of securities	839,237	—	—	—
Unvested restricted stock	3,029,636	—	—	—

Diluted common shares outstanding	264,365,201	259,343,692	260,232,692	259,078,166
Diluted income (loss) per share	$0.02	$(0.17)	$0.03	$(0.03)

Stock options and warrants with exercise prices that exceeded the fair market value of the Company’s common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. These securities that could potentially dilute basic EPS in the future consisted of approximately 36 million and 53 million stock options and warrants for the three and nine months ended September 30, 2004 and 2003, respectively.

14.  Contingencies

The Company is involved in ordinary and routine litigation incidental to its business.  In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

15.  Business Segment Information

The Company’s strategy is to focus on its core businesses and grow through leveraging and expanding its market leading brands.  This organic growth strategy requires a segment structure that best aligns the Company’s businesses and provides a clear sense of its strategic focus and operating performance. Accordingly, the Company adopted this structure, effective in the fourth quarter of 2003, and has reclassified prior year results to reflect this operating structure into four reportable segments.  The Company’s four principal segments are Enthusiast Media, Consumer Guides, Business Information and Education (formerly Education and Training, renamed to reflect the classification of the Workplace Learning division as discontinued operations).

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company’s consumer magazine brands, including Performance Automotive and International Automotive (formerly Enthusiast Automotive), Consumer Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, licensing and merchandising, as well as About.com.

The Consumer Guides segment is the nation’s largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide, the first of which was launched in the first quarter of 2004, their related Web sites and the DistribuTech distribution business.

The Business Information segment includes the Company’s trade magazines, their related Web sites, events, directories and data products with a focus on bringing sellers together with qualified buyers in numerous industries.

The Education segment consists of the businesses that provide content to schools, universities, government and other public institutions. It includes Channel One, a proprietary network to secondary schools, Films Media Group, a leading source in educational videos, and Interactive Medical Network, a continuing medical education business.

Information regarding the operations of the Company by business segment is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance for each segment based on several factors, of which the primary financial measure is earnings before interest, taxes, depreciation, amortization and other (income) charges (“Segment EBITDA”). Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net:
Enthusiast Media	$190,884	$181,136	$551,398	$536,191
Consumer Guides	71,739	69,240	214,210	206,567
Business Information	48,641	47,281	161,651	161,326
Education	13,198	13,243	46,953	55,490
Intersegment Eliminations	(325)	(810)	(1,045)	(4,784)
Total	$324,137	$310,090	$973,167	$954,790

Segment EBITDA (1):
Enthusiast Media	$42,560	$36,580	$114,823	$102,748
Consumer Guides	19,747	20,805	59,901	59,376
Business Information	5,432	4,972	20,744	18,029
Education	(778)	(1,798)	1,332	8,784
Corporate Overhead	(6,992)	(6,631)	(20,689)	(20,929)
Total	$59,969	$53,928	$176,111	$168,008

Below is a reconciliation of the Company’s Segment EBITDA to operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment EBITDA (1):	$59,969	$53,928	$176,111	$168,008
Depreciation of property and equipment	8,819	13,763	27,653	35,116
Amortization of intangible assets and other	4,452	9,537	14,999	29,778
Severance related to separated senior executives	—	—	658	5,576
Non-cash compensation	1,344	770	4,830	2,793
Provision for severance, closures and restructuring related costs	1,926	448	8,719	3,348
Provision for unclaimed property	—	—	5,500	—
(Gain) loss on sale of businesses and other, net	(293)	(706)	(243)	625

Operating income	$43,721	$30,116	$113,995	$90,772

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

16.  Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of September 30, 2004 and December 31, 2003 and for the nine months ended September 30, 2004 and 2003 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the nine months ended September 30, 2004, certain businesses have been reclassified between restricted and unrestricted subsidiaries.  These reclassifications are in compliance with our debt agreements and have not had a material effect on our debt covenant ratios as defined in the bank credit facilities.

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

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(UNAUDITED)

September 30, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$7,850	$12,161	$22	$—	$20,033
Accounts receivable, net	—	174,673	8,569	—	183,242
Intercompany receivables	1,508,014	87,903	127,593	(1,723,510)	—
Inventories	—	18,242	674	—	18,916
Prepaid expenses and other	3,569	23,802	5,660	—	33,031
Assets held for sale	—	24,152	15,865	—	40,017
Total current assets	1,519,433	340,933	158,383	(1,723,510)	295,239

Property and equipment, net	6,074	64,178	8,849	—	79,101
Investment in and advances to subsidiaries	508,335	—	—	(508,335)	—
Other intangible assets, net	—	253,872	466	—	254,338
Goodwill	—	886,187	16,045	—	902,232
Other non-current assets	9,657	32,392	4,383	—	46,432
Total Assets	$2,043,499	$1,577,562	$188,126	$(2,231,845)	$1,577,342

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$6,514	$73,926	$2,302	$—	$82,742
Intercompany payables	864,123	122,078	737,309	(1,723,510)	—
Accrued expenses and other	104,902	95,642	3,102	—	203,646
Deferred revenues	1,738	156,964	8,798	—	167,500
Current maturities of long-term debt	11,835	4,387	—	—	16,222
Liabilities of businesses held for sale	—	22,271	5,770	—	28,041
Total current liabilities	989,112	475,268	757,281	(1,723,510)	498,151

Long-term debt	1,646,001	18,616	—	—	1,664,617
Intercompany notes payable	—	2,806,611	94,118	(2,900,729)	—
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Deferred revenues	16,575	1,117	—	—	17,692
Deferred income taxes	74,288	—	—	—	74,288
Other non-current liabilities	6,124	4,495	576	—	11,195
Total Liabilities	3,206,659	3,306,107	851,975	(4,624,239)	2,740,502

Shareholders’ deficiency:
Common stock	2,691	—	—	—	2,691
Additional paid-in capital	2,350,754	—	—	—	2,350,754
Accumulated deficit	(3,439,767)	(1,728,539)	(663,676)	2,392,215	(3,439,767)
Accumulated other comprehensive loss	(179)	(6)	(173)	179	(179)
Common stock in treasury, at cost	(76,659)	—	—	—	(76,659)
Total Shareholders’ Deficiency	(1,163,160)	(1,728,545)	(663,849)	2,392,394	(1,163,160)

Total Liabilities and Shareholders’ Deficiency	$2,043,499	$1,577,562	$188,126	$(2,231,845)	$1,577,342

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Nine Months Ended September 30, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries

Revenues, net	$—	$900,827	$97,839	$(25,499)	$973,167
Operating costs and expenses:
Cost of goods sold	—	194,352	11,134	—	205,486
Marketing and selling	—	178,501	24,474	—	202,975
Distribution, circulation and fulfillment	—	124,867	41,126	—	165,993
Editorial	—	72,459	8,984	—	81,443
Other general expenses	123	104,852	41,117	(25,499)	120,593
Corporate administrative expenses (excluding non-cash compensation)	16,015	—	4,551	—	20,566
Depreciation of property and equipment	2,187	20,794	4,672	—	27,653
Amortization of intangible assets and other	—	14,785	214	—	14,999
Severance related to separated senior executives	658	—	—	—	658
Non-cash compensation	4,830	—	—	—	4,830
Provision for severance, closures and restructuring related costs	3,981	4,567	171	—	8,719
Provision for unclaimed property	56	5,444	—	—	5,500
(Gain) loss on sale of businesses and other, net	47	1,461	(1,751)	—	(243)

Operating income (loss)	(27,897)	178,745	(36,853)	—	113,995
Other income (expense):
Provision for impairment of investments	(804)	—	—	—	(804)
Interest expense	(87,708)	(2,218)	(127)	—	(90,053)
Interest on shares subject to mandatory redemption	(32,835)	—	—	—	(32,835)
Amortization of deferred financing costs	(1,007)	(2,595)	(51)	—	(3,653)
Equity in income of subsidiaries	78,929	—	—	(78,929)	—
Intercompany management fees and interest	105,428	(103,148)	(2,280)	—	—
Other income, net	781	16,680	332	—	17,793

Income (loss) from continuing operations before income tax expense	34,887	87,464	(38,979)	(78,929)	4,443
Provision for deferred income taxes	(12,922)	(112)	(20)	—	(13,054)

Income (loss) from continuing operations	21,965	87,352	(38,999)	(78,929)	(8,611)

Discontinued operations	—	32,740	(2,164)	—	30,576

Net income (loss)	$21,965	$120,092	$(41,163)	$(78,929)	$21,965

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2004

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$21,965	$120,092	$(41,163)	$(78,929)	$21,965

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(161,983)	91,811	2,576	78,929	11,333
Changes in operating assets and liabilities	2,449	12,213	(11,628)	—	3,034

Net cash provided by (used in) operating activities	(137,569)	224,116	(50,215)	—	36,332

Investing activities:
Additions to property, equipment and other, net	(869)	(18,775)	(3,856)	—	(23,500)
Proceeds from sale of businesses and other	—	68,163	2,114	—	70,277
Payments for businesses acquired, net of cash acquired	—	(1,358)	—	—	(1,358)
Proceeds from sale of (payments for) other investments, net	(10)	17,409	—	—	17,399

Net cash provided by (used in) investing activities	(879)	65,439	(1,742)	—	62,818

Financing activities:
Intercompany activity	224,307	(275,814)	51,507	—	—
Borrowings under credit agreements	386,700	—	—	—	386,700
Repayments of borrowings under credit agreements	(461,700)	—	—	—	(461,700)
Proceeds from issuance of Senior Floating Rate Notes	175,000	—	—	—	175,000
Proceeds from (payments for) issuances of common stock	1,028	—	—	—	1,028
Redemption of Series J Convertible Preferred Stock	(178,038)	—	—	—	(178,038)
Deferred financing costs paid	3	(5,689)	—	—	(5,686)
Capital lease obligations	(1,347)	(3,373)	(200)	—	(4,920)
Other	—	(186)	—	—	(186)

Net cash provided by (used in) financing activities	145,953	(285,062)	51,307	—	(87,802)

Increase (decrease) in cash and cash equivalents	7,505	4,493	(650)	—	11,348
Cash and cash equivalents, beginning of period	345	7,668	672	—	8,685
Cash and cash equivalents, end of period	$7,850	$12,161	$22	$—	$20,033

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$345	$7,668	$672	$—	$8,685
Accounts receivable, net	—	175,144	18,936	—	194,080
Intercompany receivables	1,685,986	402,428	61,271	(2,149,685)	—
Inventories	—	17,417	83	—	17,500
Prepaid expenses and other	5,009	29,865	1,185	—	36,059
Assets held for sale	1,460	28,985	1,434	—	31,879
Total current assets	1,692,800	661,507	83,581	(2,149,685)	288,203

Property and equipment, net	7,065	83,693	20,101	—	110,859
Investment in and advances to subsidiaries	488,986	—	—	(488,986)	—
Other intangible assets, net	—	266,839	1,568	—	268,407
Goodwill	—	871,598	38,936	—	910,534
Other non-current assets	11,477	35,967	10,674	—	58,118
Total Assets	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$11,482	$55,724	$11,588	$—	$78,794
Intercompany payables	984,262	534,801	630,622	(2,149,685)	—
Accrued expenses and other	97,694	103,725	12,515	—	213,934
Deferred revenues	1,738	163,129	8,740	—	173,607
Current maturities of long-term debt	16,232	5,963	—	—	22,195
Liabilities of businesses held for sale	—	13,500	2,549	—	16,049
Total current liabilities	1,111,408	876,842	666,014	(2,149,685)	504,579

Long-term debt	1,542,095	20,346	—	—	1,562,441
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,210,418	753,838	(2,964,256)	—
Deferred revenues	—	17,850	—	—	17,850
Deferred income taxes	61,364	—	—	—	61,364
Other non-current liabilities	24,157	4,497	(71)	—	28,583
Total Liabilities	3,213,583	3,129,953	1,419,781	(5,113,941)	2,649,376

Shareholders’ deficiency:
Series J convertible preferred stock	164,533	—	—	—	164,533
Common stock	2,683	—	—	—	2,683
Additional paid-in capital	2,345,152	—	—	—	2,345,152
Accumulated deficit	(3,447,710)	(1,210,343)	(1,264,751)	2,475,094	(3,447,710)
Accumulated other comprehensive loss	(176)	(6)	(170)	176	(176)
Unearned compensation	(175)	—	—	—	(175)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)
Total Shareholders’ Deficiency	(1,013,255)	(1,210,349)	(1,264,921)	2,475,270	(1,013,255)

Total Liabilities and Shareholders’ Deficiency	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Nine Months Ended September 30, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries

Revenues, net	$191	$859,748	$121,953	$(27,102)	$954,790
Operating costs and expenses:
Cost of goods sold	788	151,643	53,877	—	206,308
Marketing and selling	—	165,409	30,745	—	196,154
Distribution, circulation and fulfillment	—	126,782	41,921	—	168,703
Editorial	—	73,530	4,211	—	77,741
Other general expenses	19	106,107	38,010	(27,102)	117,034
Corporate administrative expenses (excluding non-cash compensation)	18,415	—	2,427	—	20,842
Depreciation of property and equipment	4,312	21,315	9,489	—	35,116
Amortization of intangible assets and other	—	24,143	5,635	—	29,778
Severance related to separated senior executives	5,576	—	—		5,576
Non-cash compensation	2,793	—	—	—	2,793
Provision for severance, closures and restructuring related costs	(860)	4,208	—	—	3,348
(Gain) loss on sale of businesses and other, net	(19)	1,468	(824)	—	625

Operating income (loss)	(30,833)	185,143	(63,538)	—	90,772
Other income (expense):
Provision for impairment of investments	(8,975)	—	—	—	(8,975)
Interest expense	(91,552)	(3,077)	186	—	(94,443)
Interest on shares subject to mandatory redemption	(11,008)	—	—	—	(11,008)
Amortization of deferred financing costs	1,052	(3,401)	(11)	—	(2,360)
Equity in income of subsidiaries	40,637	—	—	(40,637)	—
Intercompany management fees and interest	142,157	(142,157)	—	—	—
Other expense, net	(953)	(2,317)	(13)	—	(3,283)

Income (loss) from continuing operations before income tax expense	40,525	34,191	(63,376)	(40,637)	(29,297)
Provision for deferred income taxes	(10,695)	(350)	12	—	(11,033)

Income (loss) from continuing operations	29,830	33,841	(63,364)	(40,637)	(40,330)

Discontinued operations	—	92,245	(22,085)	—	70,160

Net income (loss)	$29,830	$126,086	$(85,449)	$(40,637)	$29,830

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2003

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net Income (loss)	$29,830	$126,086	$(85,449)	$(40,637)	$29,830

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(141,291)	118,593	23,233	40,637	41,172
Changes in operating assets and liabilities	(1,225)	(18,315)	(7,491)	—	(27,031)

Net cash provided by (used in) operating activities	(112,686)	226,364	(69,707)	—	43,971

Investing activities:
Additions to property, equipment and other, net	(559)	(19,196)	(6,768)	—	(26,523)
Proceeds from sale of (payments for) businesses and other	19	184,047	(325)	—	183,741
Payments for businesses acquired, net of cash acquired	—	(7,186)	(536)	—	(7,722)
Payments for the purchase of other investments	(632)	(2,285)	(266)	—	(3,183)

Net cash provided by (used in) investing activities	(1,172)	155,380	(7,895)	—	146,313

Financing activities:
Intercompany activity	294,879	(372,343)	77,464	—	—
Borrowings under credit agreements	329,400	—	—	—	329,400
Repayments of borrowings under credit agreements	(382,312)	—	—	—	(382,312)
Payments for repurchases of senior notes	(375,675)	—	—	—	(375,675)
Proceeds from issuance of 8% Senior Notes	300,000	—	—	—	300,000
Proceeds from issuances of common stock	1,120	—	—	—	1,120
Purchases of common stock in connection with the exchange of exchangeable preferred stock	(19,367)	—	—	—	(19,367)
Dividends paid to preferred stock shareholders	(33,928)	—	—	—	(33,928)
Deferred financing cost paid	—	(6,288)	—	—	(6,288)
Capital lease obligations	(93)	(2,977)	(103)		(3,173)
Other	—	(233)	—	—	(233)

Net cash provided by (used in) financing activities	114,024	(381,841)	77,361	—	(190,456)

Increase (decrease) in cash and cash equivalents	166	(97)	(241)	—	(172)
Cash and cash equivalents, beginning of period	4,700	12,857	996	—	18,553
Cash and cash equivalents, end of period	$4,866	$12,760	$755	$—	$18,381

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

Executive Summary

Our Business

The Company’s revenues are generated from advertising (print and online), circulation (subscriptions and single copy sales) and other sources (events, third party distribution, sales of data products and directories, list rental, brand licensing and merchandising).  PRIMEDIA’s operating expenses include cost of goods sold (principally paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as “operating expenses”).

Background

Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. During the past few years, the Company sold a number of  properties to better focus on its core businesses and reduce debt. As a result of these divestitures, the Company has transformed itself into a highly focused targeted media company poised for growth. Over the past few years, to counter the effects of the weakness in the overall advertising environment, the Company has aggressively attacked its costs. These initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space. These actions have resulted in a stronger balance sheet, improved liquidity and a more efficient organization.  The Company is now focused on growing organically while still diligently controlling costs.

In October 2003, Kelly P. Conlin was appointed President and Chief Executive Officer (“CEO”). Mr. Conlin and the executive team reviewed the Company’s operations and formulated a strategy to enable the Company to capitalize on the full potential of its businesses and maximize its operating performance. That review resulted in a redesigned operating structure with four reportable segments to better enable the Company to execute key investment and organic growth initiatives. Those four principal segments are: Enthusiast Media, Consumer Guides, Business Information, and Education (formerly Education and Training, see below for discussion of the classification of the Workplace Learning division as discontinued operations). Accordingly, the Company has reclassified prior year results to reflect this redesigned operating structure.

Company Strategy

The Company’s strategy is to focus on its core media businesses and grow by leveraging and expanding its market-leading brands. Actions the Company is taking to organically grow revenues include introducing new products, improving and upgrading existing products, expanding into new markets, enhancing the caliber of its sales force, broadening its advertiser base, optimizing distribution, and leveraging its well known brands through extensions including events, television, radio, licensing and merchandising.

Business Trends

The media industry continues to be adversely affected by an overall advertising environment that is softer than historical norms, declining single copy sales of consumer magazines and budgetary constraints in the education markets. Additionally, low interest rates have resulted in apartment dwellers becoming homeowners and high apartment vacancy rates have pressured the advertising budgets of property managers.

In 2004, most of PRIMEDIA’s products are growing despite being affected by soft industry trends.  The Company is capitalizing on the general trend of marketers seeking to better target their advertising, the growth of free publications, strong growth in online advertising and the increasing popularity of avocations and leisure activities, as the Company has a large presence in those markets.  Additionally, the Company has taken many actions to lower costs and improve profitability, including consolidating, selling or shutting down certain properties.

Summary of Consolidated Results for the three months ended September 30, 2004

In 2004, revenues were $324,137 up 4.5% as compared to $310,090 in 2003.  Revenue increased at the Company’s three major business segments while revenues at the Education segment were essentially flat.  In 2004, operating expenses were $264,168 up 3.1% compared to 2003. In 2004, operating income was $43,721 improved from $30,116 in 2003 due to increased revenues and decreased depreciation and amortization expenses.   These decreases were partially offset by higher restructuring costs in 2004.  Net income (loss) was $8,740 in 2004 compared to ($38,828) in 2003, primarily due to improved operating income, the gain on the sale of the Company’s investment in All About Japan, Inc. of approximately $16,700 and reduced losses from discontinued operations of approximately $18,500.

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

Why We Use Segment EBITDA

Segment EBITDA represents the segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating manager’s performance, and excludes items largely outside of the operating manager’s control. Internally, the Company’s chief operating decision maker, who is the President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s results have been classified to reflect Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks, RealEstate.com, New York magazine, Kagan World Media, About Web Services, About.com’s consumer Web hosting business, and the Folio, Circulation Management and American Demographics properties as discontinued operations for all periods presented.

In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding the Interactive Medical Network (“IMN”). As a result, the Education and Training segment has been renamed the Education segment.   The Company believes that there will not be a material loss relating to the sale of this division.  Workplace Learning provides integrated learning solutions for more than eight million professionals in the industrial, healthcare, banking, automotive, fire and emergency, government and law, and security markets. The operating results of this division, excluding IMN, have been classified as discontinued operations for all periods presented.

Segment Data:

The following table presents the results of the Company’s four operating segments and Corporate for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net:
Continuing Businesses:
Enthusiast Media	$190,884	$181,136	$551,398	$536,191
Consumer Guides	71,739	69,240	214,210	206,567
Business Information	48,641	47,281	161,651	161,326
Education	13,198	13,243	46,953	55,490
Intersegment Eliminations	(325)	(810)	(1,045)	(4,784)
Total	$324,137	$310,090	$973,167	$954,790

Segment EBITDA: (1)
Continuing Businesses:
Enthusiast Media	$42,560	$36,580	$114,823	$102,748
Consumer Guides	$19,747	$20,805	$59,901	$59,376
Business Information	$5,432	$4,972	$20,744	$18,029
Education	$(778)	$(1,798)	$1,332	$8,784
Corporate Overhead	$(6,992)	$(6,631)	$(20,689)	$(20,929)

Depreciation, amortization and other charges: (2)
Continuing Businesses:
Enthusiast Media	$5,205	$8,546	$24,263	$29,114
Consumer Guides	$2,729	$2,839	$8,480	$8,780
Business Information	$2,124	$3,907	$10,370	$13,610
Education	$2,260	$4,519	$7,243	$12,492
Corporate	$3,930	$4,001	$11,760	$13,240

Operating income (loss):
Continuing Businesses:
Enthusiast Media	$37,355	$28,034	$90,560	$73,634
Consumer Guides	17,018	17,966	51,421	50,596
Business Information	3,308	1,065	10,374	4,419
Education	(3,038)	(6,317)	(5,911)	(3,708)
Corporate	(10,922)	(10,632)	(32,449)	(34,169)
	43,721	30,116	113,995	90,772

Other income (expense):
Provision for impairment of investments	—	(1,248)	(804)	(8,975)
Interest expense	(32,289)	(29,884)	(90,053)	(94,443)
Interest on shares subject to mandatory redemption (3)	(10,945)	(11,008)	(32,835)	(11,008)
Amortization of deferred financing costs (3)	(1,334)	(1,116)	(3,653)	(2,360)
Other income (expense), net	17,680	519	17,793	(3,283)
Income (loss) from continuing operations before income tax expense	16,833	(12,621)	4,443	(29,297)

Provision for deferred income taxes	(4,330)	(3,982)	(13,054)	(11,033)

Income (loss) from continuing operations	12,503	(16,603)	(8,611)	(40,330)

Discontinued operations (4)	(3,763)	(22,225)	30,576	70,160

Net income (loss)	$8,740	$(38,828)	$21,965	$29,830

(1)

Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income (as determined in conformity with accounting principles generally accepted in the United States of America), as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company’s chief operating decision maker, who is the President and CEO, and the executive team evaluate and measure each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem preferred stock and repay debt, among other commitments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income for the three and nine months ended September 30, 2004 and 2003 for each of the Company’s segments in their respective segment discussions below.

(2)                                  Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

(3)                                  Effective July 1, 2003, the Company prospectively adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires the Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is now collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income as preferred stock dividends. The adoption of SFAS 150 decreased the results from continuing operations for the three and nine months ended September 30, 2004 by $11,281 and $33,843, respectively, which represents interest on shares subject to mandatory redemption ($10,945 per quarter) and amortization of issuance costs ($336 per quarter) which is included in the amortization of deferred financing costs on the accompanying condensed statements of consolidated operations.  As a result of SFAS 150 being adopted during the third quarter of 2003, loss from continuing operations increased $11,344 for the nine months ended September 30, 2003. If SFAS 150 was adopted retroactively on January 1, 2003, loss from continuing operations for the nine months ended September 30, 2003 would have increased by $22,670.  As SFAS 150 was adopted during the third quarter of 2003, there was no material impact to the Company’s results for the three months ended September 30, 2004 as compared to the same period of 2003.

(4)                                  Discontinued operations include a gain on sale of businesses, net of $999 and $2,713 in the three months ended September 30, 2004 and 2003, respectively, and $43,299 and $105,310 in the nine months ended September 30, 2004 and 2003, respectively.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

Consolidated Results:

Revenues, Net

Consolidated revenues were $324,137 in 2004 compared to $310,090 in 2003:

	Three Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$213,165	$202,474	5.3
Circulation	70,233	72,679	(3.4)
Other	40,739	34,937	16.6
Total	$324,137	$310,090	4.5

Advertising revenues increased by $10,691 in the third quarter of 2004 compared to 2003 with gains at all four segments, including an increase of $8,065 at the Enthusiast Media segment largely due to online advertising increases.  Circulation revenues decreased $2,446 in 2004, due to declines at the Enthusiast Media and Business Information segments. Other revenues increased in 2004 compared to 2003 primarily due to increases at Enthusiast Media of $3,145, at Consumer Guides of $1,402 and at Business Information of $1,312. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

Operating income increased to $43,721 in 2004 compared to $30,116 in 2003.  The improvement in operating income in 2004 was due to the increase in revenues of $14,047 and to decreases in amortization and depreciation expenses of $5,085 and $4,944, respectively.  Amortization and depreciation expenses decreased in 2004 compared to 2003 primarily due to certain assets that have become fully amortized or depreciated.  These expense decreases were partially offset by higher restructuring costs recorded in 2004 compared to 2003 principally due to the subleasing of certain excess real estate at a rate lower than originally estimated.

Net Income (Loss)

The Company had net income in 2004 of $8,740 compared to a net loss of $38,828 in 2003. The increase in net income was primarily due to improved operating income, lower losses from discontinued operations and the gain on the sale of the Company’s investment in the stock of All About Japan, Inc. of approximately $16,700 recorded in other income, net in 2004.

Interest expense increased $2,405 in 2004 to $32,289 from $29,884 in 2003. The increase in interest expense was predominantly due to higher interest rates and increased debt levels as the Company incurred additional debt to redeem all of its outstanding Series J Convertible Preferred Stock, totaling approximately $178,000, during the third quarter 2004.  The Series J Convertible Preferred Stock accrued dividends quarterly at an annual rate of 12.5% and was the Company’s highest cost of capital security.  As a result, dividends on the Series J Convertible Preferred Stock decreased $2,647 from $4,845 to $2,198 in 2004 compared to 2003 and will be zero for the fourth quarter of 2004.

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

Additionally, in the second quarter of 2004, the Company began evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment.   In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not expected to be significant.

In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding IMN.

In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented.

For the three months ended September 30, 2004 and 2003, discontinued operations include a net gain on sale of businesses of $999 and $2,713, respectively.

Segment Results:

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, licensing and merchandising and About.com)

Revenues, Net

Enthusiast Media revenues were $190,884 or 58.9% and $181,136 or 58.4% of the Company’s consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues increased $9,748 or 5.4% in 2004 compared to 2003 as follows:

	Three Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$107,628	$99,563	8.1
Circulation	66,244	67,478	(1.8)
Other	16,704	13,559	23.2
Intersegment revenues	308	536	(42.5)
Total	$190,884	$181,136	5.4

Advertising revenues increased $8,065 or 8.1% in 2004. The growth was led by an increase in online advertising of approximately $6,400, as well as an increase in print advertising driven by double digit growth for the Crafts, Truck and Hunting titles.

During 2004, the Company initiated a comprehensive new advertising tracking system with Inquiry Management Systems (“IMS”), the largest ad-tracking service in North America.  Currently, the IMS Auditor service tracks three quarters of PRIMEDIA’s enthusiast publications and the Company expects that IMS will track nearly all of its titles by the end of the first quarter 2005. Based on the titles currently tracked, IMS Auditor reports that PRIMEDIA’s and its competitors’ advertising pages were up in the third quarter, with PRIMEDIA’s advertising pages increasing 5.6% and the market increasing 4.7%.

Circulation revenues at Enthusiast Media declined $1,234 or 1.8% for the three months ended September 30, 2004. Subscription revenue, excluding bulk, was down approximately 2.1% as the Company reduced subscription levels in certain titles to increase circulation profitability. Newsstand revenue was flat as increased pricing and the sale of premium priced special issues offset a 4.3% decrease in single copy units.   Despite the decline, Enthusiast Media single copy results exceeded industry averages as the industry average decline was 12.3% for the three months ended September 30, 2004, as reported by the International Periodical Distributors Association.

Other revenues for Enthusiast Media, which include licensing, merchandising, list rental, events and other items, increased $3,145, or 23.2%, in 2004 compared to 2003.

Key Accomplishments

The Company continues to receive positive consumer response to revitalized editorial products. The Company redesigned its largest publication, Motor Trend, with a new editor this year, and it posted a 4.6% increase in advertising pages, while its primary competitor’s fell 0.3%, according to the Publishers Information Bureau.  In the first six months of 2004, newsstand sales of Motor Trend grew 7.8%, while its primary competitor’s declined 5.9%, according to the Audit Bureau of Circulations.

The Company is having success with online advertising programs.  Page views, unique visitors and online revenue were up sharply across the segments Web sites and at About.com.  One particular example is Power & Motoryacht which expanded its online video boat testing program, increasing page views 28% and nearly tripling online revenue.

PRIMEDIA’s targeted publications and online products, when aggregated, reach more 18-34 year old males than any other publishing company.  The Company has shown success with its national advertising programs as revenues from national advertisers targeting this elusive and valuable demographic increased 15.8% since the beginning of 2004 with double-digit increases in the third quarter from Timberland, Bose, Circuit City, eBay, Clorox and Proctor & Gamble, among others.

Segment EBITDA

Enthusiast Media Segment EBITDA increased $5,980 to $42,560 in 2004 from $36,580 in 2003 as increased revenues were partially offset by increased operating expenses. The Company is investing in an aggressive product improvement program, research and marketing initiatives to attract more national advertising, and the creation of an enhanced product fulfillment and database project for e-commerce and direct consumer marketing.  Segment EBITDA margin increased to 22.3% in 2004 from 20.2% in 2003.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003

Segment EBITDA	$42,560	$36,580
Depreciation of property and equipment	4,195	5,301
Amortization of intangible assets and other	1,092	3,409
Provision for severance, closures and restructuring related costs	221	195
Gain on sale of businesses and other, net	(303)	(359)
Operating income	$37,355	$28,034

Operating Income (Loss)

Operating income was $37,355 in 2004 compared to $28,034 in 2003, an increase of 33.2%.  This increase was principally driven by the improvement in Segment EBITDA as well a decreases in amortization and depreciation expenses.

Discontinued Operations

In accordance with SFAS 144, the operating results of Seventeen, Sprinks, New York magazine and About Web Services have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented.

Enthusiast Media revenues exclude revenues from discontinued operations of $18,827 for the three months ended September 30, 2003. Enthusiast Media segment operating income excludes operating income from discontinued operations of $391 and $4,884 for the three months ended September 30, 2004 and 2003, respectively.  For the three months ended September 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $270 and $3,116, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $71,739 or 22.1% and $69,240 or 22.3% of the Company’s consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $2,499 or 3.6% in 2004 compared to 2003 as follows:

	Three Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$59,546	$58,449	1.9
Other	12,193	10,791	13.0
Total	$71,739	$69,240	3.6

Advertising revenues for the Consumer Guides segment increased $1,097 to $59,546 in 2004 compared to $58,449 in 2003 primarily due to growth in premium online advertising programs and gains in New Home Guide and Auto Guide. Advertising revenue at the Apartment Guide business continues to be affected by a soft, but improving, apartment rental market.

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $1,402 during the third quarter of 2004 compared to 2003 due to continued growth of its distribution network and increased rack utilization. DistribuTech increased its average number of third party customers by 3.4% from the second quarter of 2004. Its rack utilization rate is 76%, up from 70% a year ago.

Key Accomplishments

The New Home Guide division continued to post strong advertising revenue gains, up 6% in 2004 compared to 2003 for existing publications and up 4% from the second quarter of 2004.  New Home Guide has recorded nine consecutive months of revenue gains.

The Company launched the Houston New Home Guide in May 2004, becoming the 19th market served and the second New Home Guide launched this year.   Both New Home Guide launches as well as the Charlotte Auto Guide, launched in March 2004, made significant progress in the third quarter as they continue to establish themselves in their respective markets. The 2004 New Home Guide launches grew revenue 30% over the prior quarter, and the expansion Auto Guide publication posted a 16% revenue increase over the prior quarter.

Despite difficult conditions in the apartment industry, Apartment Guide posted its second consecutive quarter of advertising revenue gains and made significant improvements to its sales and marketing programs. In addition, Apartmentguide.com continues to lead the industry in qualified lead delivery, with nearly 1.4 million leads delivered during the third quarter of 2004.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $1,058 or 5.1% in 2004 to $19,747. The decrease was primarily due to additional sales and marketing costs related to investments in new products. This includes the Charlotte

Auto Guide, two additional Auto Guides to be launched in the next four months, as well as the Orlando New Home Guide and Houston New Home Guide. In addition, sales program initiatives and continued investment in the distribution network contributed to the increase in expenses. As a result, Segment EBITDA margin decreased to 27.5% in 2004 compared to 30.0% in 2003.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003

Segment EBITDA	$19,747	$20,805
Depreciation of property and equipment	1,972	1,941
Amortization of intangible assets and other	767	898
Provision for severance, closures and restructuring related costs	(10)	—
Operating income	$17,018	$17,966

Operating Income (Loss)

Operating income decreased $948 or 5.3% in 2004 due to the decrease in Segment EBITDA.

Discontinued Operations

In accordance with SFAS 144, the results of RealEstate.com have been classified as discontinued operations on the condensed statements of consolidated operations for three months ended September 30, 2003.

Consumer Guides revenues exclude revenues from discontinued operations of $666 for the three months ended September 30, 2003. Consumer Guides segment operating income excludes operating losses from discontinued operations of  $1,707 for the three months ended September 30, 2003. Discontinued operations includes a loss on sale of business of $1,000 in 2003.

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

Business Information revenues were $48,641 or 15.0% and $47,281 or 15.2% of the Company’s consolidated revenues for 2004 and 2003, respectively. Business Information revenues increased $1,360 or 2.9% in 2004 compared to 2003 as follows:

	Three Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$39,162	$37,901	3.3
Circulation	3,989	5,201	(23.3)
Other	5,490	4,178	31.4
Intersegment revenues	—	1	—
Total	$48,641	$47,281	2.9

Overall, Business Information segment revenues are stabilizing and the segment has had revenue growth in the last two quarters after twelve quarters of revenue declines.

Advertising revenues increased $1,261 in 2004 with strength primarily in the magazines serving the agriculture, communications, trucking, electrical and financial services sectors partially offset by weakness primarily in the marketing and apparel sectors.

Circulation revenues, consist of subscriptions to directories and data based products, decreased to $3,989 in 2004 compared to $5,201 in 2003.  This decrease was primarily due to a decrease in frequency in certain publications from quarterly to semi-annually.

Other revenues, which consist of events, information products and online revenues, were up $1,312, or 31.4%, in 2004 compared to 2003.  The increase in other revenues is a result of an increase in the number of events occurring during the quarter and an increase in revenues from data products.

Key Accomplishments

Several titles recorded their highest revenue in four years or longer.  American Printer’s September revenue was the highest in the publication’s history.  Fleet Owner’s September issue generated its highest advertising billing in four years.  Registered Rep.’s September issue recorded its highest advertising billing in three years.  Lighting Dimensions significantly broadened its advertiser base by successfully launching The Entertainment Show-LDI, a new event concept, with five mobile outdoor concert stages showcasing all components of entertainment technology.

The Company continued progress in developing innovative electronic products as online revenue increased 36% from the same period in 2003 by providing targeted newsletters and webinars, particularly in the Telephony and Broadcast Engineering titles.

Segment EBITDA

Business Information Segment EBITDA increased $460 for the three months ended September 30, 2004 to $5,432. The improvement is predominantly due to increased revenues as well as continued cost control with the exception of increased selling expenses, which increased commensurate with higher revenues.  Segment EBITDA margin improved to 11.2% for 2004 versus 10.5% for 2003.

Below is a reconciliation of Business Information Segment EBITDA to operating income for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003

Segment EBITDA	$5,432	$4,972
Depreciation of property and equipment	950	2,184
Amortization of intangible assets and other	1,236	2,168
Provision for severance, closures and restructuring related costs	(62)	(98)
Gain on sale of businesses and other, net	—	(347)
Operating income	$3,308	$1,065

Operating Income (Loss)

Business Information operating income increased $2,243 to $3,308 in 2004 compared to $1,065 in 2003.  This increase was driven by improved Segment EBITDA and decreases in depreciation and amortization expense in 2004 due to certain assets becoming fully depreciated or amortized.

Discontinued Operations

In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld and Kagan World Media, which have been sold, have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented.  In addition, the Company began evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties during the second quarter 2004 and the operating results of these properties have been classified as discontinued operations for all periods presented.  In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not expected to be significant.

Business Information revenues exclude revenues from discontinued operations of $989 and $5,625 for the three months ended September 30, 2004 and 2003, respectively. Business Information segment operating results exclude the operating income from discontinued operations of $505 and $172 for the three months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, discontinued operations include a net gain on sale of businesses of $729 and $597, respectively.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network (“IMN”))

Revenues, Net

Education revenues were $13,198 or 4.1% and $13,243 or 4.3% of the Company’s consolidated revenues for 2004 and 2003, respectively. Education revenues were essentially flat in 2004 compared to 2003 as follows:

	Three Months Ended September 30,
	2004	2003	Percent Change

Revenues, net:
Advertising	$6,829	$6,561	4.1
Other	6,352	6,409	(0.9)
Intersegment revenues	17	273	(93.8)
Total	$13,198	$13,243	(0.3)

Education segment advertising revenues, which are generated entirely by Channel One, increased $268 in 2004 as compared to 2003. Advertising gains from movies, television networks, and consumer products were offset by reduced spending from certain internet providers.  Third quarter revenues are seasonally low as schools are closed for summer vacation during much of the quarter.

Increased other revenues at Channel One from production and at the Films Media Group driven by increased DVD sales were offset by a decrease at IMN.

Segment EBITDA

Education Segment EBITDA increased $1,020 to ($778) for the three months ended September 30, 2004. This increase is principally due to continued cost control during the third quarter of 2004. Segment EBITDA margin improved in 2004 to (5.9%) compared to (13.6%) in 2003.

Below is a reconciliation of Education Segment EBITDA to operating loss for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003

Segment EBITDA	$(778)	$(1,798)
Depreciation of property and equipment	878	1,457
Amortization of intangible assets and other	1,357	3,062
Provision for severance, closures and restructuring related costs	25	—
Operating loss	$(3,038)	$(6,317)

Operating Income (Loss)

Operating loss decreased $3,279 for the three months ended September 30, 2004 due to decreased amortization and depreciation expense as certain assets became fully amortized and depreciated since the third quarter of 2003 as well as increased Segment EBITDA.

Discontinued Operations

The Company is exploring strategic options for the Workplace Learning division, excluding IMN, and is actively pursuing the sale of the division.  Its results have been classified as discontinued operations for all periods presented in accordance with SFAS 144.

Education segment revenues exclude revenues from discontinued operations of $9,013 and $10,048 for the three months ended September 30, 2004 and 2003, respectively. Education segment operating results exclude the operating loss from discontinued operations of $3,580 and $24,900 for the three months ended September 30, 2004 and 2003, respectively.

Corporate:

Corporate Overhead

Corporate overhead increased to $6,992 in 2004 from $6,631 in 2003 primarily due to increased professional fees, including fees incurred in connection with the Company’s year-end assessment of its internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by reduced compensation expense related to headcount reductions.

Operating Income (Loss)

Corporate operating loss increased $290 in 2004 to $10,922 from $10,632 in 2003.  This increase was due to an increase in stock-based compensation expense in 2004 to $1,344 compared to $770 in 2003 and an increase in restructuring related costs to $1,752 in 2004 from $351 in 2003.  These increases were partially offset by a decrease in depreciation expense of $2,056, primarily due to the disposal of certain fixed assets in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003:

Consolidated Results:

Revenues, Net

Consolidated revenues were $973,167 in 2004 compared to $954,790 in 2003:

	Nine Months Ended September 30,		Percent Change
	2004	2003
Revenues, net:
Advertising	$631,190	$617,347	2.2
Circulation	208,785	214,445	(2.6)
Other	133,192	122,998	8.3
Total	$973,167	$954,790	1.9

Advertising revenues increased by $13,843 in 2004 compared to 2003 due to increases of $14,473 and $3,578 at the Enthusiast Media and Consumer Guides segments, respectively, partially offset by declines of $540 and $3,668 at the Business Information and Education segments, respectively. Circulation revenues decreased $5,660 in 2004, principally driven by a $4,355 decline at the Enthusiast Media segment. Other revenues increased $10,194 in 2004 compared to 2003 primarily due to increases at Consumer Guides of $4,075 from continued growth of its third party distribution business, at Enthusiast Media of $5,772 and at Business Information of $2,172 partially offset by a $1,825 decline at the Education segment. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

Operating income was $113,995 in 2004 compared to $90,772 in 2003.  The improvement in operating income in 2004 was due to the increase in revenues of $18,377 and a decrease in amortization and depreciation expenses. Amortization and depreciation expenses decreased $14,779 and $7,463, respectively, in 2004 compared to 2003 primarily due to certain intangible assets and property and equipment that have become fully amortized.  In addition, severance related to separated senior executives decreased $4,918 to $658 in 2004 compared to $5,576 in 2003. These expense reductions were partially offset by a provision for unclaimed property.  The Company has completed the initial phase of its internal assessment regarding compliance with escheatment requirements for unclaimed property in certain states and as a result has recorded an estimated provision of $5,500 (see Note 11 of the notes to the condensed consolidated financial statements).

Net Income (Loss)

The Company had net income in 2004 of $21,965 compared to $29,830 in 2003. The decrease in net income was primarily due to the gain on the sale of Seventeen of $107,138 recorded in discontinued operations in 2003.  In 2004, the Company recorded a gain on the sale of New York magazine of $38,006 in discontinued operations and a gain on the sale of the Company’s investment in All About Japan, Inc. of approximately $16,700 recorded in other income, net.

Interest expense decreased $4,390, or 4.6% in 2004 to $90,053 from $94,443 in 2003. The decrease in interest expense was due to the Company’s lower average debt levels despite the additional debt issued in May 2004.

In accordance with the prospective adoption, effective July 1, 2003, of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, income from continuing operations decreased by $33,843 which represents $32,835 of interest on shares subject to mandatory redemption and $1,008 of amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2004.  As a result of SFAS 150 being adopted during the third quarter of 2003, loss from continuing operations increased $11,344 for the nine months ended September 30, 2003. Such charges were recorded as preferred stock dividends and accretion prior to adoption.  If SFAS 150 had been adopted retroactively on January 1, 2003, loss from continuing operations would have increased by $22,670 for the nine months ended September 30, 2003.

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

Additionally, in the second quarter of 2004, the Company began evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties in the Business Information segment.  In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not expected to be significant.

In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding IMN.  As a result, the Company’s Education and Training segment has been renamed the Education segment.

In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented.

For the nine months ended September 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $43,299 and $105,310, respectively.

Segment Results:

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, licensing and merchandising and About.com)

Revenues, Net

Enthusiast Media revenues were $551,398 or 56.7% and $536,191 or 56.2% of the Company’s consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues increased $15,207 or 2.8% in 2004 compared to 2003 as follows:

	Nine Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$307,211	$292,738	4.9
Circulation	195,639	199,994	(2.2)
Other	47,670	41,898	13.8
Intersegment revenues	878	1,561	(43.8)
Total	$551,398	$536,191	2.8

Advertising revenues increased $14,473 or 4.9% in 2004. The growth was led by an increase in online advertising of approximately $18,900 driven by an aggressive effort to improve the sales and marketing of the Company’s online properties.

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

The increase in online advertising was partially offset by an approximate $4,500 decrease in print advertising, despite print advertising pages being up 1.2% in 2004 compared to 2003.  Specifically, advertising pages in the Company’s automotive titles declined 4.0% while advertising pages for the remainder of the segment’s properties increased 5.5%.  Industry wide advertising pages were up 1.3%, with automotive advertising pages decreasing 3.1% and non-automotive advertising pages increasing 4.2%, as reported by IMS.

Circulation revenues at Enthusiast Media declined $4,355 or 2.2% for the nine months ended September 30, 2004 due to lower subscription revenue and continued softness in single copy sales.  Newsstand revenue gains at the Lifestyles (including the soap opera titles) partially offset declines at the other groups.  Overall, single copy units for Enthusiast Media magazines declined 3.7% for the nine months ended September 30, 2004, compared to the industry average increase of 0.3%, as reported by the International Periodical Distributors Association.

Other revenues for Enthusiast Media, which include licensing, list rental, events and other, increased $5,772, or 13.8%, in 2004 compared to 2003.  The increase was primarily due to growth in merchandising revenue and events.

Segment EBITDA

Enthusiast Media Segment EBITDA increased 11.8% to $114,823 in 2004 from $102,748 in 2003. This increase was due predominantly to the increase in revenues partially offset by increased operating expenses of $3,132. As a result, Segment EBITDA margin increased to 20.8% in 2004 from 19.2% in 2003.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Segment EBITDA	$114,823	$102,748
Depreciation of property and equipment	12,966	15,325
Amortization of intangible assets and other	4,795	11,372
Provision for severance, closures and restructuring related costs	3,536	2,660
Provision for unclaimed property	3,271	—
Gain on sale of businesses and other, net	(305)	(243)
Operating income	$90,560	$73,634

Operating Income (Loss)

Operating income was $90,560 in 2004 compared to $73,634 in 2003, an increase of $16,926.  This increase was principally driven by the improvement in Segment EBITDA as well as a decrease in amortization and depreciation expense, partially offset by an increase in restructuring related costs and a provision for unclaimed property (see Note 11 of the notes to the condensed consolidated financial statements).

Discontinued Operations

In accordance with SFAS 144, the operating results of Seventeen, Sprinks, New York magazine and About Web Services have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented.

Enthusiast Media revenues exclude revenues from discontinued operations of $2,290 and $92,415 for the nine months ended September 30, 2004 and 2003, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $42,316 and $114,187 for the nine months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $41,763 and $105,886, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $214,210 or 22.0% and $206,567 or 21.6% of the Company’s consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $7,643 or 3.7% in 2004 compared to 2003 as follows:

	Nine Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$178,931	$175,353	2.0
Other	35,279	31,204	13.1
Intersegment revenues	—	10	—
Total	$214,210	$206,567	3.7

Advertising revenues for the Consumer Guides segment increased $3,578 to $178,931 in 2004 compared to $175,353 in 2003 primarily due to growth in premium online advertising programs, New Home Guide and the new Auto Guide launched in March 2004. The New Home Guide business had its ninth consecutive month of organic revenue growth in September 2004.   Advertising revenue at the Apartment Guide business continued to be affected by challenges presented by low interest rates, which have driven increased home buying and higher than normal apartment vacancy rates depressing apartment owners’ advertising budgets.

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $4,075 in 2004 compared to 2003 due to continued growth of its distribution network, increased rack utilization and an effective pricing strategy.  Since the first quarter of 2003, DistribuTech has added over 1,000 retail locations and approximately 400 additional third party publication customers and boosted its total rack utilization from 65% to 76%.  DistribuTech distributes more than 2,000 publications on behalf of other publishing organizations to many of the country’s leading supermarkets and chain stores, with whom it has exclusive distribution relationships.

Segment EBITDA

Consumer Guides Segment EBITDA increased $525 or 0.9% in 2004 to $59,901. The increase is due to higher revenues in 2004 partially offset by increased operating expenses, particularly sales and marketing expenses related to new product introductions (Auto Guide and new markets for New Home Guide) as well as higher distribution expenses. Segment EBITDA margin decreased to 28.0% in 2004 compared to 28.7% in 2003.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Segment EBITDA	$59,901	$59,376
Depreciation of property and equipment	6,031	5,952
Amortization of intangible assets and other	2,414	2,696
Provision for severance, closures and restructuring related costs	28	—
Provision for unclaimed property	7	—
Loss on sale of businesses and other, net	—	132
Operating income	$51,421	$50,596

Operating Income (Loss)

Operating income increased $825 or 1.6% in 2004. This increase is primarily driven by the improvement in Segment EBITDA.

Discontinued Operations

In accordance with SFAS 144, the results of RealEstate.com have been classified as discontinued operations on the condensed statements of consolidated operations for nine months ended September 30, 2004 and 2003.

Consumer Guides revenues exclude revenues from discontinued operations of $458 and $1,717 for the nine months ended September 30, 2004 and 2003, respectively. Consumer Guides segment operating income excludes operating losses from discontinued operations of $252 and $3,190 for the nine months ended September 30, 2004 and 2003, respectively.  In 2004, discontinued operations includes a loss on sale of business of $519 due to post closing adjustments related to the sale of RealEstate.com. Discontinued operations includes a loss on sale of business of $1,000 in 2003.

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

Business Information revenues were $161,651 or 16.6% and $161,326 or 16.9% of the Company’s consolidated revenues for 2004 and 2003, respectively. Business Information revenues increased $325 or 0.2% in 2004 compared to 2003 as follows:

	Nine Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$119,006	$119,546	(0.5)
Circulation	13,146	14,451	(9.0)
Other	29,499	27,327	7.9
Intersegment revenues	—	2	—
Total	$161,651	$161,326	0.2

Overall, Business Information segment revenues are stabilizing and the segment has had revenue growth in the last two quarters after twelve quarters of revenue declines.

Advertising revenues decreased $540 in 2004, despite advertising revenue increases during the second and third quarters, due to continued softness in trade advertising, particularly in the power, entertainment technology, marketing and apparel categories partially offset by strength in the communications and financial services sectors.

Circulation revenues decreased $1,305 in 2004 compared to 2003 primarily due to a decrease in frequency in certain publications from quarterly to semi-annually.

Other revenues, which consist of events, information products and online revenues, were up $2,172, or 7.9%, in 2004 compared to 2003. The focus on online initiatives in developing new electronic products contributed to the increase in online revenues.

Segment EBITDA

Business Information Segment EBITDA increased $2,715 for the nine months ended September 30, 2004 to $20,744. The improvement is predominantly due to continued cost control with expenses declining in all categories.  Operating expenses in this segment declined by approximately $2,390 in 2004 compared to 2003. These factors contributed to an improved Segment EBITDA margin of 12.8% for 2004 versus 11.2% for 2003.

Below is a reconciliation of Business Information Segment EBITDA to operating income for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Segment EBITDA	$20,744	$18,029
Depreciation of property and equipment	3,835	6,103
Amortization of intangible assets and other	3,885	6,640
Provision for severance, closures and restructuring related costs	1,097	112
Provision for unclaimed property	1,538	—
Loss on sale of businesses and other, net	15	755
Operating income	$10,374	$4,419

Operating Income (Loss)

Business Information operating income increased $5,955 to $10,374 in 2004 compared to $4,419 in 2003.  The increase in operating income was driven by improved Segment EBITDA and decreases in depreciation and amortization expense in 2004 as certain assets became fully depreciated or amortized, partially offset by increased restructuring related costs and a provision for unclaimed property (see Note 11 of the notes to the condensed consolidated financial statements).

Discontinued Operations

In accordance with SFAS 144, the results of Simba Information, Federal Sources, CableWorld and Kagan World Media, which have been sold, have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented.  In addition, the Company began evaluating strategic partnerships regarding the Folio, Circulation Management and American Demographics properties during the second quarter of 2004 and the operating results of these properties have been classified as discontinued operations for all periods presented.  In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not expected to be significant.

Business Information revenues exclude revenues from discontinued operations of $4,959 and $17,900 for the nine months ended September 30, 2004 and 2003, respectively. Business Information segment operating results exclude the operating income (loss) from discontinued operations of $634 and ($4,342) for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, discontinued operations include a net gain on sale of businesses of $2,055 and $424, respectively.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network (“IMN”))

Revenues, Net

Education revenues were $46,953 or 4.8% and $55,490 or 5.8% of the Company’s consolidated revenues for 2004 and 2003, respectively. Education revenues decreased $8,537 or 15.4% in 2004 compared to 2003 as follows:

	Nine Months Ended September 30,		Percent Change
	2004	2003

Revenues, net:
Advertising	$26,042	$29,710	(12.3)
Other	20,744	22,569	(8.1)
Intersegment revenues	167	3,211	(94.8)
Total	$46,953	$55,490	(15.4)

Education advertising revenues, which are generated entirely by Channel One, decreased $3,668 in 2004 as compared to 2003. Channel One’s advertising revenue declined primarily as a result of reduced spending by several food and beverage accounts and the absence of any barter deals in 2004, partially offset by revenue gains from additional health and beauty brands, movies, military recruitment and television networks.

Other revenues decreased $1,825 in 2004 due to declines at IMN and reduced product sales at Films Media Group as state and local school budgets continue to be constrained, partially offset by increased production revenue at Channel One.

Segment EBITDA

Education Segment EBITDA decreased $7,452 to $1,332 for the nine months ended September 30, 2004. This decrease is principally due to the declines in revenue discussed above partially offset by continued cost control during 2004. These factors contributed to a decrease in Segment EBITDA margin in 2004 to 2.8% compared to 15.8% in 2003.

Below is a reconciliation of Education Segment EBITDA to operating loss for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Segment EBITDA	$1,332	$8,784
Depreciation of property and equipment	2,633	3,422
Amortization of intangible assets and other	3,905	9,070
Provision for severance, closures and restructuring related costs	77	—
Provision for unclaimed property	628	—
Operating loss	$(5,911)	$(3,708)

Operating Income (Loss)

Operating loss increased $2,203 for the nine months ended September 30, 2004 due to the decrease in Segment EBITDA partially offset by decreased amortization and depreciation expenses as certain assets became fully amortized and depreciated.

Discontinued Operations

The Company is exploring strategic options for the Workplace Learning division, excluding IMN, and is actively pursuing the sale of the division.  Its results have been classified as discontinued operations for all periods presented in accordance with SFAS 144.

Education segment revenues exclude revenues from discontinued operations of $27,345 and $30,027 for the nine months ended September 30, 2004 and 2003, respectively. Education segment operating results exclude the operating loss from discontinued operations of $9,810 and $34,977 for the nine months ended September 30, 2004 and 2003, respectively.

Corporate:

Corporate Overhead

Corporate overhead decreased to $20,689 in 2004 from $20,929 in 2003 primarily due to reduced compensation expense resulting from headcount reductions and reduced professional fees, partially offset by fees incurred in connection with the Company’s year-end assessment of its internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Operating Income (Loss)

Corporate operating loss decreased $1,720 in 2004 to $32,449 from $34,169 in 2003 principally driven by a decrease in severance related to the separated senior executives of $4,918 to $658 in 2004 as a result of the finalization of the separation agreements of two of the executives compared to $5,576 recorded in 2003.  This was partially offset by an increase in the provision for severance, closures and restructuring related costs of $3,405 to $3,981 in 2004 and an increase in stock-based compensation expense in 2004 to $4,830 compared to $2,793 in 2003.

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

As of September 30, 2004, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership (“KKR Associates”), and KKR GP 1996 LLC, a Delaware limited liability company (“KKR GP 1996”), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

Section 404 (evaluation of internal controls) requirements of Sarbanes-Oxley Act of 2002.

The Company believes that it already has effective controls in place. PRIMEDIA continues to work diligently to meet the year-end deadline for Section 404 of the Sarbanes-Oxley Act of 2002 and intends to be in compliance as of December 31, 2004. However, the Section 404 compliance process is new for everyone and there remains a significant amount of work that needs to be accomplished by both the Company and its audit firm to meet the deadline.

Increases in paper and postage costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our print products and direct mail solicitations. The first paper price increases across all paper grades in four years became effective in 2004.  Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

Incompatible financial systems limit the Company’s ability to operate efficiently.

PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which were incompatible. Incompatible financial systems across PRIMEDIA had negatively impacted the Company’s ability to more efficiently analyze data and respond to business opportunities on a timely basis. Despite the economic slowdown, the Company has been engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management’s concerns regarding the lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has installed an integrated enterprise-wide general ledger system across all business units. Despite the difficult economic environment, the Company spent approximately $15,000 on the systems upgrade, of which approximately $10,000 and $5,000 was spent during 2003 and 2002, respectively. The Company is also implementing a new integrated billing/accounts receivable system across its consumer magazine units which is scheduled for completion in the first half of 2005 at a cost of approximately $5,000. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

Liquidity, Capital and Other Resources

As of September 30, 2004, the Company had cash and unused credit facilities of $333,544, as further detailed below under “Financing Arrangements”, compared to $319,125 as of December 31, 2003.  On July 7, 2004, the Company redeemed all of its Series J Convertible Preferred Stock.  The Company has also implemented and continues to implement various cost-cutting programs and cash conservation plans, which involve the limitation of capital expenditures and the control of working capital. These plans should help mitigate any future possible cash flow shortfalls.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and shares subject to mandatory redemption and other anticipated expenditures for the next twelve months. The Company has no significant required debt repayments until 2008.

Working Capital

Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital deficiency, which includes current maturities of long-term debt, was $202,912 at September 30, 2004 compared to $216,376 at December 31, 2003.

Cash Flow – 2004 Compared to 2003

Net cash provided by operating activities decreased $7,639 to $36,332 from $43,971 for the nine months ended September 30, 2004 and 2003, respectively. This change is primarily due to payments made in 2004 related to the finalization of the separation agreements of the former CEO and the former President and Interim CEO as well as interest related to shares subject to mandatory redemption paid in 2004 as a result of the Company’s adoption of SFAS 150, effective July 1, 2003.  Payments on these shares prior to the adoption of SFAS 150 were classified as preferred stock dividends and are presented as part of cash flows used in financing activities in 2003.

Net cash provided by investing activities decreased $83,495 to $62,818 from $146,313 for the nine months ended September 30, 2004 and 2003, respectively.  Proceeds from the sale of businesses were $70,277 in 2004 compared to $183,741 in 2003. Net capital expenditures decreased to $23,500 in 2004, compared to $26,523 in 2003. The Company expects capital spending in 2004 to remain consistent with 2003.

Net cash used in financing activities was $87,802 in 2004 compared to $190,456 in 2003 predominantly due to proceeds from the issuance of $175,000 Senior Floating Rate Notes and a new $100,000 term loan C credit facility offset by voluntary permanent reductions of term loans A and B of $150,000 and the pay down of all outstanding borrowings under the revolving credit facility in 2004. In addition, in July 2004 the Company redeemed all of  its outstanding Series J Convertible Preferred Stock for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility (See further discussion below in Other Arrangements).  In 2003, proceeds from the sale of businesses and the issuance of 8% Senior Notes were used to pay down borrowings under the Company’s credit facilities and redeem the Company’s remaining 8 1/2% Senior Notes. (See further discussion below in Financing Arrangements).

Financing Arrangements

Bank Credit Facilities

On April 29, 2004, the Company amended its credit facilities agreement with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the “bank credit facilities”).  The debt under the bank credit facilities agreement, including term loan C, and as otherwise permitted under the bank credit facilities agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes, 8% Senior Notes and Senior Floating Rate Notes of the Company (together referred to as “Senior Notes”) is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt.

On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010, and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009.  The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year and the term loan C at LIBOR plus 4.375% per year.  The Company applied the combined net proceeds from the Senior Floating Rate Notes offering and the term loan C credit facility to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility.  The purpose of these borrowings was to redeem the Company’s Series J Convertible Preferred Stock, which was completed on July 7, 2004

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement.  Amounts under the revolving loan commitment may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions.  The Company made voluntary pre-payments towards the term loans A and B and voluntary permanent reductions of the revolving loan commitment consisting of the following for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Term A (cash pre-payment)	$30,000	$5,000

Term B (cash pre-payment)	120,000	21,000

Revolving loan (commitment reduction)	21,350	24,000

Total	$171,350	$50,000

The bank credit facilities consisted of the following as of September 30, 2004:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities	$405,650	$60,000	$252,906	$100,000	$818,556
Borrowings Outstanding	(72,000)	(60,000)	(252,906)	(100,000)	(484,906)
Letters of Credit Outstanding	(20,139)	—	—	—	(20,139)
Unused Bank Commitments	$313,511	$—	$—	$—	$313,511

With the exception of the term loan B and C, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%.  The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%.  At September 30, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 4.3% and 3.6%, respectively.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment.  During the first and second quarters of 2004, the Company’s commitment fees were paid at a weighted average rate of 0.375% and during the third quarter of 2004, 0.432%.  The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee.  From time to time the Company may pay amendment fees under its bank credit facilities.

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

Contractual Obligations

There are no required significant debt repayments until 2008.  The following are certain contractual obligations of the Company as of September 30, 2004:

Contractual Obligations	Total	Less than 1 year	Payments Due by Period		After 5 years
			1-3 years	4-5 years

Long-term debt obligations (net of unamortized discount)	$1,655,696	$10,881	$41,528	$563,090	$1,040,197
Interest on long-term debt obligations(1)	761,050	120,977	255,141	215,941	168,991
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	474,559	—	—	167,487	307,072
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	200,857	43,782	87,564	59,649	9,862
Capital lease obligations	25,143	5,341	6,248	4,003	9,551
Interest on capital lease obligations	7,264	1,649	2,370	1,688	1,557
Operating lease obligations	256,162	48,478	80,019	48,966	78,699
Total Contractual Obligations	$3,380,731	$231,108	$472,870	$1,060,824	$1,615,929

(1)                                  Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

The Company had $72,000 of borrowings outstanding at September 30, 2004 under the revolving loan portion of the bank credit facilities, which expires in 2008. Assuming this balance remains constant until the end of the term, and application of the Company's projected interest rates, total interest payments related to the revolver under our bank credit facilities are estimated to be $16,227 for the periods presented in the above table. These interest payments are not included in the above table.

The Company has other commitments in the form of letters of credit of $20,139 aggregate face value which expire on or before September 30, 2005.

Off Balance Sheet Arrangements

The Company has no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business as disclosed above.

Covenant Compliance

As defined in the amended bank credit facilities agreement, the maximum allowable debt leverage ratio was amended to 6.25 to 1 through September 30, 2005.  The maximum debt leverage ratio decreases to 6.00 to 1, 5.75 to 1, 5.50 to 1, 5.25 to 1, 5.00 to 1, 4.75 to 1 and 4.50 to 1 on October 1, 2005, July 1, 2006, October 1, 2006, April 1, 2007, October 1, 2007, April 1, 2008 and July 1, 2008, respectively.  The amendment to the bank credit facilities also set the minimum interest coverage ratio, as defined in the bank credit facilities, at 2.25 to 1 through maturity. The minimum fixed charge coverage ratio, as defined, remains unchanged at 1.05 to 1 through maturity.  The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income for the three and twelve months ended September 30, 2004:

	For the Three Months Ended September 30, 2004	For the Twelve Months Ended September 30, 2004

EBITDA of the Restricted Group	$67,617	$303,796
EBITDA loss of the Unrestricted Group	(9,381)	(49,378)
Divestiture and other adjustments	1,733	6,572
Depreciation of property and equipment	(8,819)	(38,888)
Amortization of intangible assets and other	(4,452)	(38,810)
Severance related to separated senior executives	—	(4,454)
Non-cash compensation	(1,344)	(13,221)
Provision for severance, closures and restructuring related costs	(1,926)	(13,473)
Provision for unclaimed property	—	(5,500)
Income on the sales of businesses and other, net	293	277
Operating income	$43,721	$146,921

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended September 30, 2004	For the Twelve Months Ended September 30, 2004
Internet properties	$1,528	$14,622
Traditional turnaround and start-up properties	6,386	28,402
Related overhead and other charges	1,467	6,354
	$9,381	$49,378

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group.  At September 30, 2004, this leverage ratio was approximately 5.6 to 1.0.

Other Arrangements

During 2002, the Company’s Board of Directors authorized the exchange of up to $165,000 of the Company’s Exchangeable Preferred Stock for common stock.  As of September 30, 2004, the Company has exchanged $75,441 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $73,874) for 14,360,306 shares of common stock of the Company.

In addition, the Company’s Board of Directors authorized the exchange by the Company of up to $50,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase of the common stock issued in connection with the exchange transactions.  As of September 30, 2004, the Company has exchanged $25,000 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $24,597) for 8,733,842 shares of common stock of the Company and subsequently repurchased all of the common stock issued in connection with such exchanges.

The Series J Convertible Preferred Stock was convertible at the option of the holder after one year from the date of issuance, into approximately 25,100,000 shares of the Company’s common stock at a conversion price of $7 per share, subject to adjustment.  Dividends on the Series J Convertible Preferred Stock accrued quarterly at an annual rate of 12.5% and were payable quarterly in-kind. The Company paid dividends-in-kind of 17,584 and 105,213 shares of Series J Convertible Preferred Stock valued at $2,198 and $13,152 during the three and nine months ended September 30, 2004, respectively, and 38,761 and 112,796 shares of Series J Convertible Preferred Stock valued at $4,845 and $14,099 during the three and nine months ended September 30, 2003, respectively.

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

On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business.  In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

During the first nine months of 2004, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In 2003, the Company adopted an accounting change, as required by the Financial Accounting Standards Board that impacts year-over-year comparisons of financial results.  This change is summarized below:

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

Effective July 1, 2003, the Company prospectively adopted SFAS 150.  SFAS 150 requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to reclassify dividends from this preferred stock as interest expense.  As a result of the adoption by the Company of SFAS 150, the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock are now collectively described as “shares subject to mandatory redemption” on the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.  Dividends on these shares are now described as “interest on shares subject to mandatory redemption” and included in income from continuing operations for the three and nine months ended September 30, 2004, whereas previously they were presented below net income (loss) as preferred stock dividends.  This adoption did not have an impact on income (loss) applicable to common shareholders or basic and diluted income (loss) per common share for any of the periods presented on the accompanying condensed statements of consolidated operations.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during 2003 and through the first nine months of 2004. Postage for product distribution and direct mail solicitations is a significant expense of the Company.  The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials.  There were no increases in postage rates in 2003 or in the first nine months of 2004.  In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006.  In the past, the effects of inflation on operating expenses have substantially been offset by PRIMEDIA’s ability to increase selling prices.  No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.  In the first nine months of 2004, paper costs were approximately 7% of the Company’s total operating costs and expenses.  The Company’s paper expense increased approximately 3% during the first nine months of 2004 as compared to the same period in 2003.  The Company attributes the increase in paper expenses primarily to higher volume usage as a result of product upgrades and increased folio sizes.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of 2004, there were no significant changes related to the Company’s market risk exposure.

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

Internal Control Over Financial Reporting

During the nine month period ended September 30, 2004, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation of The Virtual Flyshop, Inc. (1)

3.2	By-laws of The Virtual Flyshop, Inc. (1)

3.3	Third Amended and Restated Certificate of Incorporation of About, Inc. (1)

3.4	Second Amended and Restated By-laws of About, Inc. (1)

4.1	Form of Senior Floating Rate Note due 2010(2)

4.2	Senior Floating Rate Note Indenture (including form of note and form of guarantee)(2)

4.3

Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Market, Inc. and Scotia Capital (USA) Inc., as representatives of the initial purchasers(2)

10.1

Second Amendment, dated as of April 29, 2004, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(2)

10.2.1	Credit Agreement, dated as of May 14, 2004, with Bank of America N.A., as syndication agent, Citicorp North America, Inc., as co-syndication agent and JPMorgan Chase Bank as administrative agent(2)

31.1	Certification by Kelly P. Conlin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification by Matthew A. Flynn Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Kelly P. Conlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification by Matthew A. Flynn Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(1) Incorporated by reference to PRIMEDIA Inc.’s Registration Statement Form S-4 Registration No 333-113742)

(2) Incorporated by reference to PRIMEDIA Inc.’s Registration Statement Form S-4 Registration No 333-120138)

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date:	November 9, 2004	/s/ Kelly P. Conlin
(Signature)
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2004	/s/ Matthew A. Flynn
(Signature)
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2004	/s/ Robert J. Sforzo
(Signature)
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)