Form 10-K
period 2004-12-31
PRIMEDIA INC
filed 2005-03-16
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 1-11106

PRIMEDIA Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
745 Fifth Avenue, New York, New York	10151
(Address of principal executive offices)	(Zip Code)
(212) 745-0100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒        No ☐

        The aggregate market value of the voting common equity of PRIMEDIA Inc. ("PRIMEDIA") which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, was approximately $278 million. The registrant has no non-voting common stock.

        As of February 28, 2005, 262,078,660 shares of PRIMEDIA's Common Stock were outstanding.

        The following documents are incorporated into this Form 10-K by reference: Part III of this Report on Form 10-K incorporates information by reference from the registrant's Proxy Statement for its 2005 Annual Meeting of shareholders to be held on May 11, 2005. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2004.

TABLE OF GUARANTORS

Exact Name of Registrant as Specified in its Charter	State or other Jurisdiction of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification Number
About, Inc	Delaware	514191	13-4034015
Canoe & Kayak, Inc.	Delaware	511120	41-1895510
Channel One Communications Corporation.	Delaware	515120	13-3783278
Cover Concepts Marketing Services LLC	Delaware	541890	04-3370389
CSK Publishing Company, Inc	Delaware	511120	13-3023395
Enthusiast Media Subscription Company, Inc	Delaware	561499	20-1941137
Films for the Humanities & Sciences, Inc.	Delaware	512110	13-1932571
Go Lo Entertainment, Inc.	Delaware	561920	95-4307031
Haas Publishing Companies, Inc.	Delaware	511130	58-1858150
Hacienda Productions, Inc.	Delaware	512110	13-4167234
HPC Brazil, Inc.	Delaware	511130	13-4083040
IntelliChoice, Inc.	California	511120	77-0168905
Kagan Media Appraisals, Inc.	California	511120	77-0157500
Kagan Seminars, Inc.	California	511120	94-2515843
Kagan World Media, Inc.	Delaware	511120	77-0225377
McMullen Argus Publishing, Inc.	California	511120	95-2663753
Media Central IP Corp.	Delaware	551112	13-4199107
Motor Trend Auto Shows Inc.	Delaware	561920	57-1157124
Paul Kagan Associates, Inc	Delaware	511120	13-4140957
PRIMEDIA Business Magazines & Media Inc.	Delaware	511120	48-1071277
PRIMEDIA Companies Inc.	Delaware	551112	13-4177687
PRIMEDIA Enthusiast Publications, Inc.	Pennsylvania	511120	23-1577768
PRIMEDIA Finance Shared Services, Inc.	Delaware	551112	13-4144616
PRIMEDIA Holdings III Inc.	Delaware	551112	13-3617238
PRIMEDIA Information Inc.	Delaware	511120	13-3555670
PRIMEDIA Leisure Group Inc.	Delaware	551112	51-0386031
PRIMEDIA Magazines Inc.	Delaware	511120	13-3616344
PRIMEDIA Magazine Finance Inc.	Delaware	511120	13-3616343
PRIMEDIA Special Interest Publications Inc.	Delaware	511120	52-1654079
PRIMEDIA Specialty Group Inc.	Delaware	551112	36-4099296
PRIMEDIA Workplace Learning LLC	Delaware	611430	13-4119787
PRIMEDIA Workplace Learning LP	Delaware	611430	13-4119784
Simba Information Inc.	Connecticut	511120	06-1281600
The Virtual Flyshop, Inc.	Delaware	511120	01-0775104

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

ii

PRIMEDIA Inc.
Annual Report on Form 10-K
December 31, 2004

iii

PART I

ITEM 1. BUSINESS.

General

        PRIMEDIA Inc. ("PRIMEDIA" or the "Company") is the leading targeted media company in the United States. The Company's properties comprise more than 200 brands that connect buyers and sellers in more markets than any other media company through print publications, Web sites, events, newsletters and video programs in four market segments.

        The Company's segments are: Enthusiast Media, Consumer Guides, Business Information and Education. The results of these segments, consistent with past practice, are regularly reviewed by the Company's chief operating decision maker and the executive team to determine how resources will be allocated to each segment and to assess the performance of each segment.

        The year 2004 was a year of product upgrades and product introductions. The Company executed on its strategy of focusing on organic growth and upgrading, investing in, and leveraging the high potential brands across the Company.

Enthusiast Media Segment

        PRIMEDIA Enthusiast Media encompasses the Company's consumer magazines, their related Web sites, events, licensing and merchandising and About.com ("About"). Enthusiast Media is the third largest overall producer of magazine advertising pages in the U.S., according to Media Industry Newsletter, February 14, 2005, and has leading market positions in its enthusiast groups: Automotive, Outdoors, Action Sports, Crafts, History, Marine, Equine and Home Technology categories. An agreement to sell About was announced on February 17, 2005.

Enthusiast Media Products

Group	Publications	Web Sites	Events	Video Programs
Performance Automotive	42	46	20	3
International Automotive	12	13	16	—
Consumer Automotive	3	4	18	—
Outdoors	17	18	16	7
Action Sports	10	10	16	—
Home Technology	7	7	2	—
Lifestyles	33	20	16	—
Soaps	2	1	—	—

Subtotal	126	119	104	10
About.com	—	475	—	—

Total	126	594	104	10

Advertising; Circulation; Editorial

        For the year ended December 31, 2004, in the Enthusiast Media segment, 56% of revenues were from advertising, 36% from circulation and 8% from other sources. The Company's consumer magazine circulation revenue is divided between newsstand sales and subscriptions, at 51% and 49% of circulation revenue, respectively.

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

        The Company also operates RetailVision, a specialty magazine distribution company, which distributes over 700 titles, including the titles of 80 other publishers, to over 50,000 independent niche retail locations such as auto parts retailers, craft shops, tackle shops, and music stores.

Brands

        The Company publishes 57 automotive magazines, including consumer automotive titles such as Automobile and Motor Trend which cater to the high-end and new car automotive market, as well as highly specialized enthusiast titles such as Hot Rod, Truckin', Super Street, Lowrider, Motorcyclist, 4Wheel & Off-Road and Four Wheeler. The Company's automotive magazines represent the largest portfolio of magazines in the enthusiast and consumer automotive categories. Supplementing the print publications, PRIMEDIA has a strong presence on the Internet with a companion Web site to each publication. In the high-end and new car markets, PRIMEDIA's publications compete against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.

        The Company is a leading publisher of magazines for outdoor and other enthusiast markets with such titles as Fly Fisherman, Power & Motoryacht, EQUUS, and Creating Keepsakes. The Company also publishes numerous magazines targeting action sports enthusiasts such as Surfer, Surfing, Skateboarder and Snowboarder. In the consumer technology market, the Company's publications include Home Theater, Stereophile and PHOTOgraphic. The Company's major competitors in the enthusiast market include the Time4Media division of Time Warner Inc., Hachette Filipacchi Media U.S. Inc. and Meredith Publishing, a subsidiary of Meredith Corporation. The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers. PRIMEDIA also publishes two leading soap opera magazines, Soap Opera Digest and Soap Opera Weekly. Both publications compete with Bauer Publishing.

        The Company has continued to build brand extensions around its key franchises and has seen solid gains in book events, licensing products and television shows. The Company is focused on building multiple revenue streams online including subscriber acquisition, direct-to-consumer, e-commerce and pay-per click, lead generation and other online advertising.

About

        About is a leading producer of information and original content on the Internet. About generates revenue from two primary sources: brand advertising on the About network and auction-based pay per click classified.

Consumer Guides Segment

Consumer Guides Products

Category	Northeast	Southeast	Midwest	West	International	TOTAL
Apartment Guide	24	23	14	19	—	80
New Home Guide	5	5	6	2	1	19
Auto Guide	—	2	—	—	—	2
DistribuTech Retail Locations	5,217	3,046	2,347	5,401	—	16,011

Major Markets	Washington D.C., Philadelphia, Baltimore, Chicago	Atlanta, Tampa, Orlando, Miami, Charlotte	Dallas-Fort Worth, Houston, Austin, Kansas City	Phoenix, Las Vegas, Los Angeles, San Francisco, Denver	Brazil

        PRIMEDIA Consumer Guides is the leading publisher and distributor of free consumer guides in the United States with Apartment Guide, New Home Guide and Auto Guide, distributing through its proprietary distribution network, DistribuTech. PRIMEDIA is the largest publisher and distributor of rental apartment guides in the U.S. with guides in 75 regional markets with a combined monthly circulation of 1.6 million. Most of the Company's apartment guide publications are distributed monthly and provide informational listings about featured apartment communities. Virtually 100% of Apartment Guide advertising revenue is generated by apartment community managers who need to fill vacant apartments. All of the Company's consumer guides are free to users. The Company is a leading provider of apartment listings due to the cost effectiveness of its products as measured by the cost per lease to the advertiser.

        The performance of Apartment Guide continued to be impacted by a relatively low interest rate environment allowing more home purchasing and causing a soft apartment rental market. The average number of monthly unique visitors to the Company's Web site, Apartmentguide.com, was approximately 1.2 million per month in 2004. Apartmentguide.com, which carries all of the listings included in the print products, plus listings for cities in which the Company has no publication, listed approximately 19,750 properties as of December 31, 2004. The Web site offers many premium features not provided by its print products including virtual tours and search functionality. Approximately $10 million of revenue was generated by the sale of these premium products during 2004.

        Through the print guides and the Apartmentguide.com Web site, the Company generated approximately 8 million leads for apartment property managers in 2004. The majority of Apartment Guide customers purchase 12-month contracts, and, in 2004, approximately 90% of standard listing contracts were renewed when they expired. In 2004, Apartment Guide had approximately 23,000 advertisers. Advertising in the apartment publications is generated by a 348 person sales force located throughout the United States. The Company's national competitors include Trader Publishing Company (publishers of For Rent) and Network Communications Inc. (publishers of Apartment Finder).

DistribuTech

        DistribuTech is the nation's largest distributor of free publications, and distributes its own consumer guides and over 1,900 third-party titles. In 2004, publications were distributed to more than 49,000 grocery, convenience, video and drug stores, universities, military bases, major employers and other locations in 73 metropolitan areas. Approximately one-third of these locations have exclusive distribution agreements with DistribuTech. The guides are typically displayed in free-standing, multi-pocket racks. DistribuTech generates revenues by leasing rack pockets to other publications and ensuring that the publications are stocked in specific racks. DistribuTech services the racks at each location an average of two to three times per week. DistribuTech competes for third-party publication distribution primarily on the basis of its prime retail locations and its service. DistribuTech's principal competitor is Trader Distribution Services, a division of Trader Publishing Company.

New Home Guide

        The Company is a leader in new home guides with publications in 19 major markets including Denver, Phoenix, Dallas-Fort Worth and Philadelphia. New launches in 2004 included Orlando and Houston. Consumer Guides is targeting to have 25 New Home Guides by year end 2005 through launches and strategic acquisitions.

        The new home publications provide informational listings about featured new home communities with the majority of advertising revenue generated by builders and developers. Most of the Company's New Home Guide publications are published bi-monthly with a combined circulation of one-half million. Advertisers are featured on the Newhomeguide.com Web site, which received over 2.7 million unique users in 2004 and was comprised of over 4,800 total properties as of December 31, 2004. The Company's national competitor is Network Communications, Inc. (publishers of New Home Finder).

Auto Guide

        The Company's newest business is its Auto Guide division. Consumer Guides launched its first Auto Guide in Charlotte, North Carolina in March 2004 followed by a second launch in Triad (Greensboro, Winston Salem), North Carolina in November 2004. The Company's third Auto Guide was launched in the Triangle (Raleigh-Durham), North Carolina market in January 2005. The Company plans to aggressively build its Auto Guide division throughout 2005 with both internally launched start up markets and acquisitions of competing publications.

        The Company is building on its proprietary distribution channels and successful high margin business model to enter the substantial market for pre-owned vehicle advertising by auto dealers. Auto Guide publishes current auto dealer pre-owned car inventory and also provides customer leads to dealers through its Web sites in each market. (i.e., charlotteautoguide.com). On February 16, 2005, the Company acquired Atlanta Cars Magazine, the leading provider of new and used car, SUV and truck listings from dealerships in the Atlanta area and the related online property, atlantacars.com. Consumer Guides is targeting having a total of 10 Auto Guides by the end of 2005. The Company's main national competitor is Trader Publishing Company (publisher of Auto Trader and Auto Mart).

Business Information Segment

        PRIMEDIA Business Information is a leading information provider in more than 18 business markets. Business Information is a leading publisher of magazines, directories, data products, buyer's guides, Web sites and events that provide vital information to business professionals.

Business Information Products

Category	Publications	Directories, Data Products & Buyer's Guides	Web Sites	Conferences and Trade Shows
Transportation and Public Services	14	20	19	3
Entertainment and Media	11	11	19	4
Technology and Telecommunications	7	5	8	2
Energy and Construction	12	10	21	9
Marketing and Meetings	10	5	15	6
Financial Services	4	2	5	1
Agribusiness and Textiles	14	2	17	—
Fitness and Healthcare	2	2	5	3

Total	74	57	109	28

Magazines

        Each of the business information magazines is distributed almost exclusively to purchasing decision-makers in a targeted industry group and provides a highly targeted advertising medium to that industry. These magazines compete for advertising on the basis of advertising rates, circulation, reach, editorial content and readership commitment. Advertising sales are made by in-house sales forces and are supplemented by independent representatives in selected regions and overseas. The Financial Services, Telecommunications and Electrical categories had strong years in 2004 as a result of innovative marketing programs. In 2004, over 78% of the Company's business information magazine titles ranked number one or number two in their category based on advertising pages as tracked by Inquiry Management Systems.

        The Company competes with large domestic and international competitors across the different business information markets that it serves. These competitors include Reed Business Information (owned by Reed Elsevier Group plc), VNU Business Media (owned by VNU NV) and Advanstar Communications.

        In 2005, the Company will actively seek to further leverage Business Information's powerful brands, focusing on new revenue streams from ancillary products and outside alliances. The Company will also work to enhance existing marketing programs beyond print advertising, expanding the use of e-mail newsletters, subscription data products, Webcasts, market databases and other tools, to better identify prospects and deliver leads to customer sales organizations.

Data Products

        The Company also publishes products that provide in-depth data on selected markets. Ward's Automotive Reports is recognized as the authoritative source for industry-wide statistics on automotive production and sales. In addition, the Company publishes used vehicle valuation information in print and electronic formats including EquipmentWatch. The EquipmentWatch Web site was revamped in 2004 and post-revamping revenues grew substantially. Other data based products include The Electronics Source Book and AC-U-KWIK.

Conferences and Trade Shows

        The Company sponsors conferences and trade shows, in most cases serving the advertisers and readers of the corresponding publications, including Waste Expo, Lighting Dimensions International, Promo Expo and Club Industry National. A number of the conferences and trade shows were repositioned in 2004 including relaunching the Anti-Aging exposition as the Integrative Medicine for Anti-Aging Conference.

Education Segment

        PRIMEDIA Education is comprised of Channel One, a proprietary network to secondary schools, Films Media Group, a leading source of educational videos in multiple formats, and Interactive Medical Network ("IMN"), a continuing medical education business.

Education Products

        Channel One News is the highest rated teen television program, reaching over 7.7 million teens in over 350,000 classrooms across the U.S. and is the only daily, closed circuit television news program delivered to secondary school students in their classrooms. Channel One News' average teen audience is ten times larger than the average teen audience of the five cable news networks and the evening newscasts of ABC, CBS, and NBC combined, and is twenty times larger than MTV's average weekly teen audience.

        Channel One generates the majority of its revenue by selling the two minutes of advertising shown during each 12-minute Channel One News daily newscast. Channel One News airs only during the school year, typically September to June. Accordingly, Channel One earns the largest share of its revenue in the beginning of the school year, the Company's fourth quarter. The Channel One News program does not air during the summer months and, accordingly, Channel One sees a seasonal revenue drop in the Company's third quarter each year. Channel One has no direct competitors.

        The Films Media Group is a leading distributor of videos, DVDs, and CD-ROMs to schools, colleges, and libraries in North America. Its products are sold mostly by direct mail to teachers, instructors and librarians and primarily serve students in grades 8 to 12 and in college. Films Media Group has seen the demand for VHS formats decline in favor of DVD, and has launched a platform for the digital distribution of its content library suited to the technology structure at learning institutions in 2005. The major competitors are Discovery Communications, Inc. (which recently acquired United Learning and AIMS Multimedia), PBS Video and Schlessinger Media, a division of Library Video Company (which recently acquired Safari Technologies' Video Networking Division).

        IMN, previously part of Workplace Learning that has been discontinued, provides continuing medical education principally dealing with the central nervous system.

Divestitures

        Historically, PRIMEDIA has actively sought to acquire magazines and other media properties to strengthen its competitive position in the segments and markets in which it competes. The Company has also traditionally managed its portfolio of media assets by opportunistically divesting assets no longer core to the Company's overall strategy. In 2004, PRIMEDIA continued to focus on reducing the amount of debt and preferred stock on its balance sheet through the divestiture New York Magazine.

        In early 2004, the Company completed the sale of New York magazine to New York Media Holdings, LLC, an entity controlled by Wasserstein family trusts, for $55 million. Additionally, the Company completed the sale of Kagan World Media to MCG Capital Corporation and About Web Services to United Online, Inc. for proceeds of approximately $2.2 and $12.2 million, respectively, in 2004.

        During August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company's share of associated cash flows is not expected to be significant. Additionally, American Demographics was sold in November 2004.

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding the Interactive Medical Network.

        Financial results for these divestitures and planned divestitures are reported in discontinued operations on the statements of consolidated operations. As a result of these divestitures, the Company is now more focused on growing the revenues of its core businesses.

        On February 17, 2005, the Company announced an agreement to sell About, Inc., part of the Enthusiast Media segment, to the New York Times Company for approximately $410 million. The sale is subject to customary regulatory approvals and is expected to be completed in the first quarter of 2005. (See Recent Developments section of Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations for further discussion)

Production and Fulfillment

        Virtually all of the Company's print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services can be purchased at favorable prices. The Company provides most of the content for its Web sites but outsources technology and production.

        The principal raw material used in the Company's products is paper which is purchased directly from several paper mills, including the industry's two largest paper mills. Paper prices increased in 2004 with additional increases occurring in early 2005 and forecasted for later in 2005.

        The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials and is therefore subject to postal rate changes. Many of the Company's products are packaged and delivered to the U.S. Postal Service directly by the printers. Other products are sent from warehouses and other facilities operated by the Company. Postal rates did not increase in 2004 and are not expected to increase in 2005. While we are not able to quantify the impact, we do anticipate postal rate increases in 2006.

        In the future, the Company may be affected by cost increases driven by inflation or market conditions.

Employees

        During 2004, the Company's headcount declined primarily due to divestitures and consolidation of certain functions. As of December 31, 2004, the Company had approximately 4,500 full-time equivalent employees compared to approximately 4,700 at the end of 2003. None of its employees are union members. Management considers its relations with its employees to be good.

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

        The Company holds regular meetings to inform investors about the Company. To obtain information on these meetings or to learn more about the Company please contact:

      Eric M. Leeds
      Senior Vice President, Investor Relations
      Tel: 212-745-1885

        The 2005 PRIMEDIA Annual Meeting of Shareholders will be held on Wednesday, May 11, 2005 at 10 a.m., at the Peninsula Hotel, 700 Fifth Avenue, New York, NY.

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

ITEM 2. PROPERTIES.

        The following table sets forth certain information with respect to the Company's principal locations as of December 31, 2004. These properties were leased by the Company initially for use in its operations but as a result of divestitures and consolidations, certain of these properties are now leased to third party tenants. Of the total of approximately 2.6 million rentable square feet currently under lease, approximately 505,000 rentable square feet are either available for sublease or currently subleased to a third party. The locations presently used by the Company for its operations are considered adequate by the Company for its present needs.

Principal Locations	Principal Use	Approximate Rentable Square Feet(rsf)	Type of Ownership Expiration Date of Lease
New York, NY 745 Fifth Ave.	Executive and administrative offices (Corporate)	81,041	Lease expires in 2008, 38,023 rsf sublet
New York, NY 249 W. 17th Street	Executive and administrative offices (Enthusiast Media)	79,000	Lease expires in 2007
New York, NY 1440 Broadway	Executive and administrative offices (Corporate and Education)	206,801	Lease expires in 2015, 184,220 rsf currently sublet
New York, NY 200 Madison Ave.	Executive and administrative offices (Enthusiast Media)	45,480	Lease expires in 2006
New York, NY 260 Madison Ave.	Executive and administrative offices (Enthusiast Media)	33,208	Lease expires in 2008
New York, NY 261 Madison Ave.	Executive and administrative offices (Enthusiast Media)	40,324	Lease expires in 2008, 8,869 rsf sublet
Lawrenceville, NJ 2572 Brunswick Pike	Printing and video duplication (Education)	54,000	Lease expires in 2013
Anaheim, CA 2400 Katella Ave.	Executive and administrative offices (Enthusiast Media)	33,522	Lease expires in 2008
Los Angeles, CA 6420 Wilshire Blvd.	Executive and administrative offices (Enthusiast Media)	207,469	Lease expires in 2009, 75,070 rsf currently sublet
Los Angeles, CA 5300 Melrose Avenue	Executive and administrative offices and broadcast production (Education)	26,221	Lease expires in 2005
Harrisburg, PA 6375 Flank Drive	Executive and administrative offices (Enthusiast Media)	14,107	Lease expires in 2014
Harrisburg, PA 6405 Flank Drive	Executive and administrative offices (Enthusiast Media)	32,200	Lease expires in 2009
Overland Park, KS 9800 Metcalf Avenue	Executive and administrative offices (Business Information)	85,648	Lease expires in 2006, 5,962 rsf sublet
Stamford, CT 11 Riverbend Drive	Executive and administrative offices (Business Information)	62,751	Lease expires in 2006 22,000 rsf available for sublease
Norcross, GA 3119-3139 Campus Drive	Executive and administrative offices (Consumer Guides)	50,100	Lease expires in 2009
Norcross, GA 3159 Campus Drive	Executive and administrative offices (Consumer Guides)	20,200	Month to month
Carrolton, TX 4101 International Parkway	Executive and administrative offices, small printing and video duplication (Education)	205,750	Lease expires in 2014

ITEM 3. LEGAL PROCEEDINGS.

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        PRIMEDIA Common Stock is listed on the New York Stock Exchange, under the ticker symbol "PRM". As of February 28, 2005, there were 877 holders of record of PRIMEDIA Common Stock. The Company has not paid and has no present intention to pay dividends on its Common Stock. In addition, the Company's bank credit facility and Senior Notes impose certain limitations on the amount of dividends permitted to be paid on the Company's Common Stock. See Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital and Other Resources-Financing Arrangements." High, low and closing sales prices for 2004 and 2003 were as follows:

	2004 Sales Price
Quarters Ended
	High	Low	Close
March 31	$3.06	$2.33	$2.70
June 30	$3.09	$2.51	$2.78
September 30	$2.78	$1.64	$2.35
December 31	$4.06	$2.15	$3.80
	2003 Sales Price
Quarters Ended
	High	Low	Close
March 31	$3.05	$1.87	$2.45
June 30	$3.78	$2.03	$3.05
September 30	$3.99	$2.33	$2.85
December 31	$3.45	$2.58	$2.83

        The closing stock price increased by 34.3% from December 31, 2003 to December 31, 2004. From January 1, 2005 through March 10, 2005, the high price for the stock was $4.44, the low price was $3.35 and the closing price on March 10, 2005 was $3.96.

Equity Compensation Plan Information

        Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company's Proxy Statement for its 2005 Annual Meeting of shareholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2004.

Recent Sales of Unregistered Securities

        In November 2004, the Company issued 78,000 shares of its unregistered Common Stock to Paul Kagan as deferred purchase price payable in connection with the acquisition by the Company in November 2000 of the assets of Paul Kagan Associates, Inc. and the stock of certain of its affiliated companies. The aggregate purchase price paid by the Company in connection with the transaction was 1,190,000 shares of the Company's Common Stock, of which 390,000 shares were payable in five equal annual installments of 78,000 shares on each annual anniversary of the closing date of the transaction. The issuance to Paul Kagan was made by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended.

        In June 2004, the Company issued to George Roberts, a former director of the Company, 90,082 shares of the Company's unregistered Common Stock as compensation for his services as a director from March 1992 to May 2004. Mr. Roberts was permitted to defer payment of his director's fees and receive the fees in the form of Common Stock pursuant to the Directors' Deferred Compensation Plan. Mr. Roberts deferred the payment of an aggregate of $385,975 of directors' fees that he would have otherwise received in cash at the time the services were provided. The issuance to Mr. Roberts was made by the Company in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected consolidated financial data were derived from the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere herein.

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding the Interactive Medical Network ("IMN"). In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reclassified the results of Workplace Learning, excluding IMN, and the six Enthusiast Media magazines as discontinued operations for all periods presented.

PRIMEDIA INC. AND SUBSIDIARIES

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
Operating Data:
Revenues, net(1)	$1,307,079	$1,282,750	$1,340,763	$1,299,239	$1,260,581
Depreciation of property and equipment(2)	37,380	46,351	56,172	64,139	39,437
Amortization of intangible assets, goodwill and other(3)(7)	26,669	53,589	158,893	670,607	100,571
Other (income) charges(4)	20,954	29,249	67,265	39,552	38,032
Operating income (loss)	175,014	122,413	(39,079)	(630,801)	14,370
Provision for impairment of investments(5)	(804)	(8,975)	(19,045)	(106,200)	(188,526)
Interest expense	(123,317)	(122,914)	(138,593)	(144,277)	(141,381)
Income (loss) from continuing operations before provision for income tax(12)	21,331	(37,829)	(195,193)	(924,902)	(321,969)
Provision for income taxes(6)	(14,945)	(12,220)	(46,375)	(135,000)	(41,200)
Income (loss) from continuing operations	6,386	(50,049)	(241,568)	(1,059,902)	(363,169)
Discontinued operations	29,084	88,921	30,653	(51,739)	16,343
Cumulative effect of a change in accounting principle(7)	—	—	(388,508)	—	—
Net income (loss)	35,470	38,872	(599,423)	(1,111,641)	(346,826)
Preferred stock dividends and related accretion, net(8)(12)	(13,505)	(41,853)	(47,656)	(62,236)	(53,063)
Income (loss) applicable to common shareholders	21,965	(2,981)	(647,079)	(1,173,877)	(399,889)
Basic and diluted income (loss) applicable to common shareholders per common share(9):
Loss from continuing operations	$(0.03)	$(0.35)	$(1.14)	$(5.18)	$(2.58)
Discontinued operations	0.11	0.34	0.12	(0.24)	0.10
Cumulative effect of a change in accounting principle(7)	—	—	(1.53)	—	—

Net income (loss)	$0.08	$(0.01)	$(2.55)	$(5.42)	$(2.48)

Basic and diluted common shares outstanding	260,488,000	259,230,001	253,710,417	216,531,500	161,104,053

Balance Sheet Data:
Cash and cash equivalents	$13,000	$8,685	$18,553	$33,588	$23,690
Working capital deficiency(10)	(152,659)	(176,429)	(225,287)	(233,929)	(342,308)
Other intangible assets and Goodwill, net	1,145,463	1,178,941	1,323,560	2,029,727	1,647,592
Total assets	1,559,048	1,636,121	1,835,620	2,731,219	2,677,479
Long-term debt(11)	1,635,964	1,562,441	1,727,677	1,945,631	1,503,188
Shares subject to mandatory redemption (Exchangeable preferred stock)(12)	474,559	474,559	484,465	562,957	561,324
Total shareholders' deficiency	(1,144,820)	(1,013,255)	(1,043,798)	(480,592)	(236,026)

(see notes on the following page)

Notes to Selected Financial Data

(1)
As a result of divestitures made in 2004 and the related requirements of SFAS 144, the Company reclassified amounts from revenues, net, to discontinued operations for the years ended December 31, 2003, 2002, 2001, and 2000 as follows:

	Years Ended December 31,
	2003	2002	2001	2000
Revenues, net (as reported in 2004 Form 8-K)	$1,331,531	$1,397,640	$1,360,610	$1,324,007
Less:
Effect of SFAS 144 for 2004 divestitures	48,781	56,877	61,371	63,426

Revenues, net (as reclassified)	$1,282,750	$1,340,763	$1,299,239	$1,260,581

(2)
Includes an impairment of long-lived assets of $8,657 for the year ended December 31, 2002.

(3)
Includes an impairment of intangible assets, goodwill and other, of $7,853, $13,780, $101,354, and $427,016 for the years ended December 31, 2004, 2003, 2002, and 2001, respectively.

(4)
Represents severance related to separated senior executives of $658 and $9,372 for the years ended December 31, 2004 and 2003, respectively, non-cash compensation of $6,097, $11,184, $10,502, $56,679 and $27,810 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, provision for severance, closures and restructuring related costs of $9,651, $8,102, $49,516, $40,106, and $24,022 for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively, provision for unclaimed property of $5,500 for the year ended December 31, 2004 and (gain) loss on the sale of businesses and other, net, of ($952), $591, $7,247, ($57,233), and ($13,800) for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

The
Company adopted SFAS 123 "Accounting for Stock-Based Compensation" in the fourth quarter of 2003 and began recording employee stock-based compensation under the fair value method effective January 1, 2003. The adoption resulted in a non-cash compensation charge of $5,980 for the year ended December 31, 2003. In accordance with SFAS 123, the Company recorded a non cash compensation charge of $2,603 for the year ended December 31, 2004.

(5)
Represents impairments of the Company's investment in CMGI, Inc. of $7,029 and $155,474 for the years ended December 31, 2001 and 2000, respectively, the Company's investment in Liberty Digital of $658 and $21,869 for the years ended December 31, 2001 and 2000, respectively, the Company's investments in various assets-for-equity transactions of $8,975, $10,783 and $83,647 for the years ended December 31, 2003, 2002 and 2001, respectively, and various other PRIMEDIA investments of $804, $8,262, $14,866 and $11,183 for the years ended December 31, 2004, 2002, 2001 and 2000, respectively.

(6)
Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred income tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the Company records a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For 2004, 2003 and 2002, income tax expense primarily consists of deferred income taxes of $13,808, $11,864 and $49,500, respectively, related to the increase in the

  Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets. The income tax expense recorded in 2004, 2003 and 2002 is net of tax refunds received. During 2001 and 2000, the Company increased its valuation allowance due to continued historical operating losses and the impairment of long-lived assets, primarily goodwill and investments, resulting in a net provision for income taxes of $135,000 and $41,200, respectively. At December 31, 2004, the Company had aggregate net operating and capital loss carryforwards of $1,684,847 which will be available to reduce future taxable income.

(7)
In connection with the adoption of SFAS 142 on January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets as a cumulative effect of a change in accounting principle. Additionally, SFAS 142 prohibited the amortization of goodwill and indefinite lived intangible assets, effective January 1, 2002. Amortization expense for goodwill and certain trademarks which ceased being amortized under SFAS 142 (excluding provisions for impairment) was $184,474 and $34,964 for the years ended December 31, 2001 and 2000, respectively.

(8)
Includes gain on exchanges of the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock of $944 and $32,788 in 2003 and 2002, respectively, and the issuance of warrants valued at $5,891 and $498 to KKR 1996 Fund during 2002 and 2001, respectively, in connection with the EMAP acquisition.

(9)
Basic and diluted income (loss) per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 15 of the notes to the consolidated financial statements included elsewhere in this Report.

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

(12)
The Company adopted SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", prospectively, effective July 1, 2003, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. Such stock is now described as shares subject to mandatory redemption and dividends on these shares are now described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2004 and 2003 by $45,124 and $22,547, respectively, which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on January 1, 2000, loss from continuing operations would have increased by $22,670, $18,431, $54,692 and $53,063 for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. The 2003 and 2002 increase to loss from continuing operations has been reduced by a net gain of $944 and $32,788, respectively, on exchanges of the Exchangeable Preferred Stock.

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

Executive Summary

Our Business

        The Company's revenues are generated from advertising (print and online), circulation (subscriptions and single copy sales) and other sources (events, third party distribution, sales of data products and directories, television, list rental, brand licensing and merchandising). PRIMEDIA's operating expenses include cost of goods sold (principally paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as "operating expenses").

        The Company has four reportable segments which best enable it to execute key investment and organic growth initiatives. Those segments are Enthusiast Media, Consumer Guides, Business Information and Education.

Background

        Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. During the past few years, the Company has been opportunistically divesting selective properties in order to better focus on its core businesses and reduce debt and shares subject to mandatory redemption. The Company has been positioning itself as a highly focused targeted media company which is investing in its businesses to drive growth.

        Additionally, over the past few years, to counter the effects of the weakness in the overall advertising environment, the Company aggressively attacked its cost structure. The Company also realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth. These initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

        Overall, these actions have continued to strengthen the balance sheet and improve liquidity as the Company becomes a more efficient organization.

Business Trends

        The media industry continues to be adversely affected by an overall advertising environment that is softer than historical norms, declining single copy sales of consumer magazines and budgetary constraints in the education markets. Additionally, low interest rates have facilitated apartment dwellers in becoming homeowners and high apartment vacancy rates have pressured the advertising budgets of property managers.

        In 2004, most of PRIMEDIA's products grew despite being affected by soft industry trends. The Company is capitalizing on trends impacting markets where it has a large presence, including the general trend of marketers seeking to better target their advertising, the growth of free publications, strong growth in online advertising and the increasing popularity of avocations and leisure activities. Additionally, the Company continues to take many actions to lower costs and improve profitability, including consolidating, selling or shutting down certain properties.

Company Strategy

        The Company's strategy is to focus on its core targeted media businesses and grow by leveraging and expanding its market-leading brands. During 2004, the Company made organic growth its top priority, while still diligently controlling its cost structure. PRIMEDIA is well positioned to capitalize on the shift away from mass advertising to targeted media.

        The Company is implementing its organic growth strategy through various actions, including:

    •
    introducing new products,

    •
    improving and upgrading existing products,

    •
    expanding into new markets,

    •
    enhancing the caliber of its sales force,

    •
    broadening its advertiser base,

    •
    optimizing distribution, and

    •
    leveraging its well known brands through extensions including events, television, radio, licensing and merchandising.

        The Company's continuing implementation of this strategy has been yielding successful results in initiatives at each of its business segments which are highlighted in the segment discussions below and in the Results of Operations section.

2004 Summary Consolidated Results

        In 2004, revenues were $1,307,079 up 1.9% as compared to $1,282,750 in 2003. Revenue increased at the Company's three major business segments while revenues at the Education segment decreased $13,245. In 2004, operating expenses were $1,047,062 up 1.5% compared to 2003. In 2004, operating income was $175,014 improved from $122,413 in 2003 due to increased revenues, reduced depreciation, amortization, non-cash compensation and severance related to separated senior executives. These decreases were partially offset by a provision for unclaimed property in 2004. Net income was $35,470 in 2004 compared to $38,872 in 2003 as the improved operating income in 2004, gains on the sales of New York Magazine of approximately $38,000 and the Company's investment in All About Japan, Inc. of approximately $16,700 were offset by the gain on the sale of Seventeen Magazine and its companion teen properties of approximately $107,000 recorded in 2003.

Segment Strategy & 2004 Summary Segment Results

        The Company believes that it has created the foundation for growth in each of its three key segments.

    •
    Enthusiast Media—redesigned and reinvigorated products with most growing by double digits

    •
    Consumer Guides—launched new Auto Guide product line with significant growth potential

    •
    Business Information—reported three consecutive quarters of revenue growth after three years of decline

Enthusiast Media

        The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company's Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, licensing and merchandising, as well as About.com. The Company announced an agreement to sell About.com on February 17, 2005. The Company's results presented herein include the results of About.com for all periods presented. See further discussion in the Recent Developments section. In 2004, revenues for the Enthusiast Media segment were $730,035, up 2.7%, and Segment EBITDA (as defined below) was $162,124, up 13.4%, compared to 2003.

        The Company's strategy for this segment of leveraging its well-known brands to drive growth is being implemented through:

    •
    improving product quality,

    •
    improving circulation management,

    •
    investing in sales capabilities,

    •
    attracting non-endemic, national advertisers, and

    •
    expanding online extensions.

Improving Product Quality

        In 2004, the product improvement program began focusing on a few of the segment's larger titles, including Motor Trend, Hot Rod and Petersen's Hunting, with the performance of the brands that were upgraded through this strategy well above the aggregate segment performance. The Company's product improvement program will accelerate in 2005, with approximately 30 upgrades planned for 2005. The benefits from these upgrades should be evident in the second half of 2005.

Improving Circulation Management

        The Company is taking aggressive steps to overcome the challenging circulation environment, particularly in newsstand sales, as it sees this area as the biggest challenge for the segment. These steps include:

    •
    expanding distribution in alternative retail locations, such as automotive specialty stores for automotive titles and sporting goods stores for outdoor titles;

    •
    accessing and analyzing direct retail data feeds more rigorously to curtail distribution in inefficient locations while adding copies in its better selling locations; and

    •
    testing category management programs with key retailers.

        The Company has seen considerable newsstand pickup from key titles that were redesigned this year, and additional product improvements should lead to better overall results in both newsstand and subscription performance.

Attracting Non-Endemic, National Advertisers

        PRIMEDIA's targeted publications and online products reach more 18-34 year old males than any other publishing company and nearly twice that of its closest competitor. The Company is capitalizing on its reach into this elusive and valuable demographic as its national advertising programs are successfully driving revenue growth from non-endemic, national advertisers.

Expanding Online Extensions

        The Company is focused on building multiple online revenue streams, including subscriber acquisition; direct-to-consumer e-commerce; and pay-per-click, lead generation and other online advertising. The Company's publication-branded sites also play an important role in promoting the Company's events, licensed products, and television shows, bolstering revenue for the Company's non-online products.

Consumer Guides

        The Consumer Guides segment is the nation's largest publisher and distributor of free publications, including the Apartment Guide, New Home Guide and Auto Guide publications. In 2004, revenues for the Consumer Guides segment were $287,093, up 3.8%, and Segment EBITDA was $81,480, down 2.0%, compared to 2003.

        The Company intends to continue the growth in this segment by:

    •
    improving Apartment Guide market penetration,

    •
    expanding Auto Guide and New Home Guide into new markets,

    •
    continuing to expand third party distribution and

    •
    driving users to its online properties.

Apartment Guide

        Apartment Guide was able to maintain its strong fundamental performance through an aggressive focus on its sales and servicing programs and by showcasing the industry leading performance of ApartmentGuide.com. ApartmentGuide.com leads the industry in qualified lead delivery to advertisers, reaching nearly a half-million leads per month for several months in 2004 and together with Apartment Guide, totaled an industry-leading 8 million for the year, up 37.6% compared to 2003.

Auto Guide

        The Company believes that given the size and strength of the used car market, which is the largest segment of the auto market, Auto Guide represents a very attractive long-term opportunity that is at least comparable to its 30-year old Apartment Guide business with 80 publications in 75 markets. The Company is targeting to have a total of 10 Auto Guides by the end of 2005 through a mix of launches and strategic acquisitions. Highlights of the introduction of the Auto Guide product line:

    •
    March 2004—Launched 1st Auto Guide testing various publication formats and selling models

    •
    Charlotte, North Carolina

    •
    29 weeks to reach $1 million annualized revenue run rate

    •
    November 2004—Launched Triad Auto Guide

    •
    Triad Area—Greensboro, High Point and Winston-Salem, North Carolina

    •
    5 weeks to reach $1 million annualized revenue run rate

    •
    January 2005—Launched The Triangle Auto Shoppers Guide

    •
    Research Triangle—Raleigh, Durham and Chapel Hill, North Carolina

    •
    launched at $1 million annualized revenue run rate

    •
    February 2005—Acquired Atlanta Cars Magazine

    •
    Atlanta's leading provider of new and used car, SUV, and truck listings from area dealerships

    •
    gained expertise of founder and president, Greg Elam, to jointly start Auto Guides in additional U.S markets over next two years

New Home Guide

        The Company also launched its New Home Guide in the Orlando and Houston markets during 2004, bringing its total markets served to 19. The Company is targeting to increase the New Home Guide markets to a total of 25 by the end of 2005 through launches and strategic acquisitions. The Company significantly expanded its new homes Internet presence with the acquisition of www.americanhomeguides.com during February 2005. The acquisition provides PRIMEDIA's new home advertisers millions of additional potential customers and consumers access to more new home listings across the country.

DistribuTech

        DistribuTech, with exclusive distribution rights for free publications in more than 16,000 retail locations, enables the Company to effectively distribute new and existing proprietary publications in the highest-value locations in 73 markets. For example, in Dallas, DistribuTech has exclusive distribution in the top three supermarkets (Kroger, Albertsons, and Tom Thumb), the top convenience store (7-Eleven), the top drug store (Eckerd), and the top video rental store (Blockbuster).

Business Information

        The Business Information segment includes the Company's business-to-business targeted publications, Web sites and events, with a mandate to bring sellers together with qualified buyers in numerous industries. In 2004, revenues for the Business Information segment were $224,892, up 1.6%, and Segment EBITDA was $37,357, up 6.3%, compared to 2003. The segment's revenues grew in 2004 for the first time after three years of decline caused by the severe advertising recession which has particularly affected the business-to-business markets.

        PRIMEDIA's strategy for this segment is to continue the positive momentum achieved in 2004 by improving on its delivery of leads to manufacturers and vendors and expanding subscription data products. Business Information brands represent thought leadership in 18 key industries from agribusiness to telecommunications and from entertainment to transportation. The management team is building out its digital platforms to supplement the Company's traditional print publications in delivering the very best communication channels for customers trying to reach qualified buyers across each of those industries.

Building Marketing Partnerships & Programs

        The Company believes it is capitalizing on opportunities to enhance marketing programs beyond print advertising by expanding the use of e-newsletters, Webcasts, market databases and other tools to provide creative marketing programs. For example:

    •
    The Agricultural group launched Farm Press University in the fourth quarter, an online educational program offering CEU-accredited courses to growers throughout the Sunbelt.

    •
    The Financial Services group launched:

    •
    Small Business Advisor, a new quarterly publication aimed at helping financial advisors to small businesses and

    •
    The Wealth Management Resources Guide for trust and estate professionals.

Repositioning & Retooling Products

        The Company continued repositioning and retooling the portfolio to maximize growth opportunities as it redesigned or repositioned a number of products and launched new products during the year. The Company implemented an aggressive new strategy for its subscription data products resulting in significant growth recorded by the Price Digests and the Ac-U-Kwik groups as well as success from the launch of a revamped Web site for EquipmentWatch.

Education

        The Education segment is comprised of the businesses that provide content for schools, universities, and medical training initiatives. It includes Channel One, Films Media Group and Interactive Medical Network. In 2004, revenues for the Education segment were $66,396, down 16.6%, and Segment EBITDA was $4,906, down 70.5%, compared to 2003.

        The Company is committing to an inflection point for this segment in 2005 similar to what it successfully did for the Business Information segment in 2004. The Company expects that changes in management will enable the Education segment's to contribute to PRIMEDIA's revenue and earnings growth in 2005. The Company is working to improve Channel One advertising and potentially leverage its infrastructure for a new application in schools. IMN has already secured bookings for 2005 in excess of its total revenue for 2004. Films Media Group experienced two consecutive quarters of revenue growth during the second half of 2004 and its strategy is to use technology to make its extensive library of titles available in various digital formats.

Forward-Looking Information

        PRIMEDIA, in its fourth quarter 2004 earnings conference call with investors and related earnings release on February 28, 2005, indicated that, using 2004 results excluding About.com as the base, it expected revenues to grow in the low-to-mid single digit percentage range and Segment EBITDA for PRIMEDIA's four business segments, after Corporate Overhead, to grow in the low single digit percentage range in 2005 as compared to 2004.

        The Company has assumed that industry fundamentals for enthusiast magazine advertising growth will continue to improve as 2005 progresses, and expects single copy sales of enthusiast magazines to continue to face challenges. Growth at Consumer Guides is expected to build momentum as its entry into new products and markets during 2004 will begin to show results during 2005. Trade advertising and trade shows have reached their inflection point in 2004 and the business-to-business industry is expected to achieve higher revenue growth in 2005. The Education Segment is expected to improve and contribute to the Company's growth in 2005.

        These targets for revenue and Segment EBITDA growth reflect continued improvement in the operations offset by an estimated $12,000 to $16,000 in increased paper costs and an estimated $15,000 to $20,000 in distribution renewals, distribution expansion, and new guides launch costs in the Company's Consumer Guides business. In 2005, the Company will apply those growth strategies implemented in 2004 consistently and broadly throughout its segments. The Company expects that most of its 2005 revenue growth will occur in the second half of the year based on the pacing of new product introductions and actions being taken in early 2005 to improve newsstand sales.

        The Company believes it will deliver improved results each year as the Company continues to execute on its strategy of focusing on organic growth and upgrading, investing in, and leveraging its high-potential brands across PRIMEDIA.

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

Why We Use The Term Segment EBITDA

        Segment EBITDA represents each segment's earnings before interest, taxes, depreciation, amortization and other charges (income) ("Segment EBITDA"). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes items largely outside of operating managers' control. Internally, the Company's chief operating decision maker, its President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss, as determined in conformity with accounting principles generally accepted in the United States of America, as an indicator of the Company's operating performance, or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the Company's four segments in their respective segment discussions below.

Why We Use The Term Free Cash Flow

        Free Cash Flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, net and capital lease obligations ("Free Cash Flow").

        The Company believes that the use of Free Cash Flow enables the Company's chief operating decision maker, its President and CEO, and the executive team to make decisions based on the Company's cash resources. Free Cash Flow also is considered to be an indicator of the Company's liquidity, including its ability to reduce debt and shares subject to mandatory redemption and make strategic investments.

        Free Cash Flow is not intended to represent cash flows from operating activities as determined in conformity with accounting principles generally accepted in the United States of America. Free Cash Flow as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Free Cash Flow in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

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

Non-Core Businesses

        Management believes a meaningful comparison of the results of operations for 2004, 2003 and 2002 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of businesses classified as non-core ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management was evaluating for turnaround or shutdown. In the ordinary course of business, corporate administrative costs of approximately $1,900 was allocated to the Non-Core Businesses during 2002. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, were permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

Reclassifications due to Discontinued Operations

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding the Interactive Medical Network. In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Disposal of Long-Lived Assets", the Company's results have been reclassified to reflect Workplace Learning as discontinued operations for all periods presented.

        In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment and has presented the results of these magazines in discontinued operations for all periods presented.

Segment Data

        The following table presents the results of the Company's four operating segments and Corporate for the years ended December 31, 2004, 2003 and 2002, respectively:

	Years Ended December 31,
	2004	2003	2002
Revenues, net:
Continuing Businesses:
Enthusiast Media	$730,035	$710,502	$725,024
Consumer Guides	287,093	276,639	267,166
Business Information	224,892	221,439	250,098
Education	66,396	79,641	99,105
Intersegment Eliminations	(1,337)	(5,471)	(14,121)

Subtotal	1,307,079	1,282,750	1,327,272
Non-Core Businesses	—	—	13,491

Total	$1,307,079	$1,282,750	$1,340,763

Segment EBITDA(1):
Continuing Businesses:
Enthusiast Media	$162,124	$142,938	$128,112
Consumer Guides	81,480	83,163	73,338
Business Information	37,357	35,127	39,412
Education	4,906	16,638	36,830
Corporate Overhead	(25,850)	(26,264)	(31,188)

Subtotal	260,017	251,602	246,504
Non-Core Businesses	—	—	(3,253)

Total	$260,017	$251,602	$243,251

Depreciation, amortization and other charges(2):
Continuing Businesses:
Enthusiast Media	$28,559	$42,639	$126,251

Consumer Guides	$11,199	$11,834	$15,199

Business Information	$14,305	$18,191	$74,657

Education	$16,004	$28,390	$50,393

Corporate	$14,936	$28,135	$12,747

Non-Core Businesses	$—	$—	$3,083

Operating income (loss):
Continuing Businesses:
Enthusiast Media	$133,565	$100,299	$1,861
Consumer Guides	70,281	71,329	58,139
Business Information	23,052	16,936	(35,245)
Education	(11,098)	(11,752)	(13,563)
Corporate	(40,786)	(54,399)	(43,935)

Subtotal	175,014	122,413	(32,743)
Non-Core Businesses	—	—	(6,336)

Total	175,014	122,413	(39,079)

Other income (expense):
Provision for impairment of investments	(804)	(8,975)	(19,045)
Interest expense	(123,317)	(122,914)	(138,593)
Interest on shares subject to mandatory redemption(3)	(43,780)	(21,889)	—
Amortization of deferred financing costs	(4,986)	(3,462)	(3,469)
Other, net(4)	19,204	(3,002)	4,993

Income (loss) from continuing operations before income tax expense	21,331	(37,829)	(195,193)
Income tax expense	(14,945)	(12,220)	(46,375)

Income (loss) from continuing operations	6,386	(50,049)	(241,568)
Discontinued operations(5)	29,084	88,921	30,653
Cumulative effect of a change in accounting principle (from the adoption of SFAS 142)	—	—	(388,508)

Net income (loss)	$35,470	$38,872	$(599,423)

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes items largely outside of operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the years ended December 31, 2004, 2003 and 2002 for each of the Company's segments in their respective segment discussions below.

(2)
Depreciation for the years ended December 31, 2004, 2003 and 2002 was $37,380, $46,351 and $56,172, respectively, and includes an impairment of long-lived assets of $8,657 in 2002. Amortization for the years ended December 31, 2004, 2003 and 2002 was $26,669, $53,589 and $158,893, respectively. Amortization includes an impairment of intangible assets, goodwill and other of $7,853, $13,780 and $101,354 for the years ended December 31, 2004, 2003 and 2002, respectively. Other charges (income) include severance related to separated senior executives of $658 and $9,372 for the years ended December 31, 2004 and 2003, respectively, non-cash compensation of $6,097, $11,184 and $10,502 for the years ended December 31, 2004, 2003 and 2002, respectively, provision for severance, closures and restructuring related costs of $9,651, $8,102 and $49,516 for the years ended December 31, 2004, 2003 and 2002, respectively, a provision for unclaimed property of $5,500 for the year ended December 31, 2004 and (gain) loss on sale of businesses and other, net, of ($952), $591 and $7,247 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)
Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires the

  Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is now collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2004 and 2003 by $45,124 and $22,547, respectively, which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on January 1, 2002 loss from continuing operations, would have increased by $22,670 and $18,431 for the years ended December 31, 2003 and 2002, respectively. The 2003 and 2002 increase to loss from continuing operations has been reduced by a net gain of $944 and $32,788, respectively, on exchanges of the Exchangeable Preferred Stock.

(4)
Includes gain on sale of investment of approximately $16,700 in 2004.

(5)
Discontinued operations includes gains on sale of businesses, net of tax, of $43,548, $125,241 and $111,449 in 2004, 2003 and 2002, respectively.

Results of Operations

2004 Compared to 2003

Consolidated Results:

Revenues, Net

        Consolidated revenues were $1,307,079 in 2004 compared to $1,282,750 in 2003:

	Years Ended December 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$847,548	$825,169	2.7
Circulation	278,435	288,335	(3.4)
Other	181,096	169,246	7.0

Total	$1,307,079	$1,282,750	1.9

        Advertising revenues increased by $22,379 in 2004 compared to 2003 due to increases of $20,247, $4,899 and $2,785 at the Enthusiast Media, Consumer Guides and Business Information segments, respectively, partially offset by a decline of $5,552 at the Education segment. Circulation revenues decreased $9,900 in 2004, principally driven by a $8,441 decline at the Enthusiast Media segment. Other revenues increased $11,850 in 2004 compared to 2003 due to increases at Enthusiast Media of $8,582, Consumer Guides of $5,565 and Business Information of $2,127, partially offset by a $4,424 decline at the Education segment. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

        Operating income was $175,014 in 2004 compared to $122,413 in 2003. The improvement in operating income in 2004 was primarily due to the increase in revenues of $24,329 and a decrease in amortization and depreciation expenses. Amortization and depreciation expenses decreased $26,920 and $8,971, respectively, in 2004 compared to 2003 primarily due to certain intangible assets and property and equipment that have become fully amortized. In addition, severance related to separated senior executives decreased $8,714 to $658 in 2004 compared to $9,372 in 2003. These expense reductions were partially offset by a provision for unclaimed property. The Company has completed the initial phase of its internal assessment regarding compliance with escheatment requirements for unclaimed property in certain states and as a result has recorded an estimated provision of $5,500 (see Note 19 of the notes to the consolidated financial statements).

Net Income (Loss)

        The Company had net income in 2004 of $35,470 compared to $38,872 in 2003. In 2004, the Company recorded a gain on the sale of New York Magazine of approximately $38,000 in discontinued operations and a gain on the sale of its investment in All About Japan, Inc. of approximately $16,700 in other, net. In 2003, the Company recorded a gain on the sale of Seventeen Magazine and its companion teen properties of approximately $107,000 in discontinued operations.

        Interest expense increased $403, or 0.3% in 2004 to $123,317 from $122,914 in 2003. The increase in interest expense was due to increases in floating rate interest rates and the additional debt issued in May 2004. The increase was largely mitigated by the Company's lower average debt levels in the first half of 2004, prior to the redemption of the Series J Convertible Preferred Stock.

        In accordance with the prospective adoption, effective July 1, 2003, of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", income from continuing operations decreased by $45,124 which represents $43,780 of interest on shares subject to mandatory redemption and $1,344 of amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying statements of consolidated operations for the year ended December 31, 2004. As a result of SFAS 150 being adopted during the third quarter of 2003, loss from continuing operations increased $22,547 for the year ended December 31, 2003. Such charges were recorded as preferred stock dividends and accretion prior to adoption. If SFAS 150 had been adopted retroactively on January 1, 2003, loss from continuing operations would have increased by $22,670 for the year ended December 31, 2003.

        SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During 2003, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during 2004, the Company sold New York magazine, Kagan World Media, American Demographics and About Web Services, About.com's consumer Web hosting business.

        Additionally, in August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company's share of associated cash flows is not expected to be significant. The Company sold American Demographics in November 2004.

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding IMN. As a result, the Company's Education and Training segment has been renamed the Education segment. In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment.

        In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the statements of consolidated operations for all periods presented.

        For the years ended December 31, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $43,548 and $125,241, respectively.

Segment Results:

        The results of the Company's four reportable segments are discussed below. All amounts are from Continuing Businesses unless otherwise specified.

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, licensing and merchandising and About.com)

Revenues, Net

        Enthusiast Media revenues were $730,035 or 55.9% and $710,502 or 55.4% of the Company's consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues increased $19,533 or 2.7% in 2004 compared to 2003 as follows:

	Years Ended December 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$405,709	$385,462	5.3
Circulation	260,097	268,538	(3.1)
Other	63,102	54,520	15.7
Intersegment revenues	1,127	1,982	—

Total	$730,035	$710,502	2.7

Advertising Revenues

        Advertising revenues increased $20,247 or 5.3% in 2004. The growth was led by an increase in online advertising driven by an aggressive effort to improve the sales and marketing of the Company's online properties while also upgrading their overall quality in efforts to enhance the users' experience and increase traffic. Page views, unique visitors and online revenue were up sharply across the segments Web sites and at About.com.

        Print advertising pages in the categories in which PRIMEDIA publishes were up 1.5% in 2004, according to Inquiry Management Systems/The Auditor ("IMS"). The Company outperformed the market in its Hunting, Fishing, Action Sports, History, Marine, and Consumer Automotive publications, with advertising pages growing 9.5%, compared to 0.5% for competitive publications. Results in Performance Automotive and International Automotive were mixed. The single biggest decline was in International Automotive, which is experiencing a market correction after several years of significant growth. Advertising pages in International Automotive declined 11.0%, while competitive titles declined 30%. Similarly, in the Trucking category, PRIMEDIA's pages declined 10.2%, while competitors' declined 23%. In the Motorcycle category, PRIMEDIA's pages were up 3%, while competitive titles were up 8%. In the Motorsports category, PRIMEDIA's pages were flat along with the market.

Circulation Revenues

        Circulation revenues at Enthusiast Media declined $8,441 or 3.1% for the year ended December 31, 2004 due to lower subscription revenue and continued softness in single copy sales. Newsstand revenue gains at the Lifestyles (including the soap opera titles) publications partially offset declines at the other groups. Overall, single copy units for Enthusiast Media magazines declined 4.6% for the year ended December 31, 2004, compared to the industry average decrease of 0.3%, as reported by the International Periodical Distributors Association.

Other Revenues

        Other revenues for Enthusiast Media, which include licensing, list rental, events and other, increased $8,582, or 15.7%, in 2004 compared to 2003. The increase was primarily due to the success of the Company's strategy to build brand extensions around its key franchises with growth in merchandising and licensing programs and events.

        The Company's operating priorities for the Enthusiast Media segment are to continue its focus on investing in and building its market leading brands by:

Improving Product Quality

        The Company has been combating industry wide circulation weakness with several initiatives, including product redesigns aimed at attracting both readers and advertisers. Motor Trend, Hot Rod and Petersen's Hunting are successful examples of the Company's aggressive editorial and product improvement campaign.

    •
    The first of the redesigns was Motor Trend which showed steady gains through 2004 as newsstand copy sales increased 13.1% on the issues post-redesign and advertising pages grew 11.9% compared to advertising page growth of only 1.9% at its primary competitor.

    •
    Petersen's Hunting, which was redesigned in April 2004, had post-redesign newsstand gains of 17% and page gains of 25%.

    •
    Hot Rod, which was redesigned in July 2004, had second half newsstand gains of 28% and page gains of 22%.

        The Company's product improvement program will accelerate in 2005, with approximately 30 upgrades planned for 2005. The benefits from these upgrades should be evident in the second half of 2005.

Expanding Online Extentions

        The increase in online advertising revenues allows the Company to reinvest in its properties to be well positioned for the significant growth opportunities in online marketing. For example, the Company redesigned Surfermag.com in 2004 which resulted in a tripling of page views and a doubling of revenue in the three quarters post-redesign versus the three quarters pre-redesign.

        The Company is focused on building multiple online revenue streams, including subscriber acquisition; direct-to-consumer e-commerce; and pay-per-click, lead generation and other online advertising. The Company's publication-branded sites also play an important role in promoting the Company's events, licensed products, and television shows, bolstering revenue for the Company's non-online products.

Extending Brands to New Products

        The Company's initiatives to extend existing brands include:

    •
    licensing Lowrider and Rod & Custom brand apparel to be sold by leading retailers such as Wal-Mart, Mervyn's and Kmart,

    •
    launching In-Fisherman Freshwater Trophies, a three dimensional fishing simulation game, with Destineer, a technology leader in the video game market, and

    •
    an agreement with Procter & Gamble to release Febreze Auto™ with the Motor Trend seal of approval following the successful partnership with their Mr. Clean AutoDry product.

        Additionally, at the SEMA Show in November 2004, the Company announced that Headline products will produce a line of Motor Trend branded car care accessories and Northeastern Plastics Inc. will create a line of Motor Trend branded automotive electrical products. In online content, the Company partnered with Mobliss and Verizon to launch a wireless content service based on the content from PRIMEDIA's Action Sports titles.

Attracting Non-Endemic Advertisers

        The Company has shown success with its national advertising programs as revenues from non-endemic, national advertisers, increased 15% during 2004. The Company's bundling of categories of titles offers national advertisers broader reach at competitive prices and companies including eBay, Clorox, Circuit City, Progressive, Pfizer, Gillette, Skechers, and Timberland increased their advertising across PRIMEDIA's print, online, event, and television properties in 2004.

Segment EBITDA

        Enthusiast Media Segment EBITDA increased 13.4% to $162,124 in 2004 from $142,938 in 2003. This increase was due predominantly to the increase in revenues as operating expenses were essentially flat. As a result, Segment EBITDA margin increased to 22.2% in 2004 from 20.1% in 2003.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Segment EBITDA	$162,124	$142,938
Depreciation of property and equipment	18,060	20,926
Amortization of intangible assets and other	5,209	17,191
Provision for severance, closures and restructuring related costs	3,059	4,780
Provision for unclaimed property	3,271	—
Gain on sale of businesses and other, net	(1,040)	(258)

Operating income	$133,565	$100,299

Operating Income (Loss)

        Operating income was $133,565 in 2004 compared to $100,299 in 2003, an increase of $33,266. This increase was principally driven by the improvement in Segment EBITDA as well as decreases in amortization and depreciation expenses and restructuring related costs, partially offset by a provision for unclaimed property (see Note 19 of the notes to the consolidated financial statements).

Discontinued Operations

        In accordance with SFAS 144, the operating results of Seventeen, Sprinks, New York magazine and About Web Services have been classified as discontinued operations on the statements of consolidated operations for all periods presented. In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment and has presented the results of these magazines in discontinued operations for all periods presented.

        Enthusiast Media revenues exclude revenues from discontinued operations of $8,878 and $119,139 for the years ended December 31, 2004 and 2003, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $40,872 and $127,482 for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, discontinued operations includes a net gain on sale of businesses of $41,482 and $113,228, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

        Consumer Guides revenues were $287,093 or 22.0% and $276,639 or 21.6% of the Company's consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $10,454 or 3.8% in 2004 compared to 2003 as follows:

	Years Ended December 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$239,251	$234,352	2.1
Other	47,842	42,277	13.2
Intersegment revenues	—	10	—

Total	$287,093	$276,639	3.8

        Advertising revenues for the Consumer Guides segment increased $4,899 to $239,251 in 2004 compared to $234,352 in 2003 primarily due to growth in premium online advertising programs, New Home Guide and the new Auto Guide launched in March 2004. The Company's Apartment Guide continues to be impacted by a relatively low interest rate environment that is causing a soft apartment rental market.

Apartment Guide

        Despite this difficult apartment rental market, the Company was able to maintain the Apartment Guide's strong fundamental performance through an aggressive focus on its sales and servicing programs and by showcasing the industry leading performance of ApartmentGuide.com. These efforts allowed Apartment Guide to maintain its strong advertiser renewal rate of approximately 90%. In 2004, Apartment Guide.com attracted 316 million page views and 14.6 million unique users, increases of 2.3% and 13%, respectively, compared to 2003. Leads delivered by Apartment Guide and ApartmentGuide.com totaled an industry-leading 8 million, up 38% from 2003.

New Home Guide

        New Home Guide posted strong advertising gains in 2004, with existing publication revenue up 5.6% from 2003. In the fourth quarter of 2004, New Home Guide advertising revenue from existing publications grew 14% versus the same quarter in 2003 and up 7.7% from the third quarter of 2004. New Home Guide has recorded 12 consecutive months of revenue gains. New launches in 2004 included Orlando in March and Houston in April, with run rates on both publications increasing by 33% from the third quarter to the fourth quarter.

Auto Guide

        In 2004, PRIMEDIA added a third proprietary product to its Consumer Guides segment, Auto Guide. The Company used its first launch in Charlotte to test and modify several variations of publication format and selling models, optimizing the Auto Guide product. Launches in the 'Triad' section of North Carolina (Greensboro/Winston-Salem area) during November 2004 and the 'Triangle' (Raleigh-Durham, NC) area during January 2005 benefited from lessons learned in the Charlotte launch and had much faster growth. While the Charlotte publication took 29 weeks to reach a run rate of $1 million in annualized revenue, Triad reached that milestone in 5 weeks and Triangle launched at that revenue level.

DistribuTech

        Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $5,565 in 2004 compared to 2003 due to continued growth of its exclusive distribution network, increased rack utilization and a more effective pricing strategy. Since the first quarter of 2003, DistribuTech has added over 900 retail locations and approximately 500 additional third party publication customers and boosted its total rack utilization to 77% at December 31, 2004 up from 70% at December 31, 2003. DistribuTech distributes more than 1,900 publications on behalf of other publishing organizations to many of the country's leading supermarkets and chain stores, with whom it has exclusive distribution relationships.

Segment EBITDA

        Consumer Guides Segment EBITDA decreased $1,683 or 2.0% in 2004 to $81,480. The decrease is due to higher revenues in 2004 offset by increased operating expenses, particularly sales and marketing expenses related to new product introductions (Auto Guide launches and new markets for New Home Guide) as well as higher distribution expenses. Segment EBITDA margin decreased to 28.4% in 2004 compared to 30.1% in 2003.

        Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Segment EBITDA	$81,480	$83,163
Depreciation of property and equipment	7,989	8,110
Amortization of intangible assets and other	3,175	3,592
Provision for severance, closures and restructuring related costs	28	—
Provision for unclaimed property	7	—
Loss on sale of businesses and other, net	—	132

Operating income	$70,281	$71,329

Operating Income (Loss)

        Operating income decreased $1,048 or 1.5% in 2004. This decrease is primarily driven by the decrease in Segment EBITDA.

Discontinued Operations

        In accordance with SFAS 144, the results of RealEstate.com have been classified as discontinued operations on the statements of consolidated operations for all periods presented.

        Consumer Guides revenues exclude revenues from discontinued operations of $458 and $2,443 for the years ended December 31, 2004 and 2003, respectively. Consumer Guides segment operating income excludes operating income (loss) from discontinued operations of ($239) and $8,000 for the years ended December 31, 2004 and 2003, respectively. In 2004, discontinued operations includes a loss on sale of business of $506 due to post closing adjustments related to the sale of RealEstate.com. Discontinued operations includes a gain on sale of businesses of $10,184 in 2003.

Business Information Segment (includes business-to-business magazines and their related Web sites, events, directories and data products)

Revenues, Net

        Business Information revenues were $224,892 or 17.2% and $221,439 or 17.3% of the Company's consolidated revenues for 2004 and 2003, respectively. Business Information revenues increased $3,453 or 1.6% in 2004 compared to 2003 as follows:

	Years Ended December 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$163,482	$160,697	1.7
Circulation	18,338	19,797	(7.4)
Other	43,070	40,943	5.2
Intersegment revenues	2	2	—

Total	$224,892	$221,439	1.6

        Overall, Business Information segment revenues have stabilized and the segment had full year revenue growth following several periods of revenue declines. The segment reached an inflection point in 2004 as it has posted three sequential quarters of revenue growth including 5.2% growth during the fourth quarter of 2004 compared to 2003. In 2004, revenue grew in 12 of the segment's 18 categories. In contrast, revenue in 16 of 18 magazine categories declined in 2003.

        Advertising revenues increased $2,785 in 2004, primarily due to strength in agriculture, electrical, financial services and communications sectors, partially offset by decreases in the power, entertainment technology, marketing and apparel categories.

        Circulation revenues decreased $1,459 in 2004 compared to 2003 primarily due to a decrease in magazine subscription revenue.

        Other revenues, which consist of events, information products and online revenues, were up $2,127, or 5.2%, in 2004 compared to 2003. The increase was primarily due to improved performance of single copy sales of information products. In addition, a focus on online initiatives in developing new electronic products contributed to the increase.

Growth in Key Sectors

        Overall, the segment had strong performance in key sectors, including double-digit revenue increases in the Financial Services, Electrical and Telecommunications categories, led by innovative new marketing programs including the Farm Press University, Small Business Advisor and The Wealth Management Resources Guide.

Subscription Data Products

        The Company implemented an aggressive new strategy for its subscription data products. The first revenue increase in more than a decade was recorded by the Price Digests group based on adding sponsored events, consulting services, and aggressively pursuing data licenses. A more aggressive renewal marketing and sales strategy used by the Ac-U-Kwik Group drove a double-digit revenue increase in copy sales for three of this group's leading products. The launch of a revamped Web site for EquipmentWatch, which included subscription data products, resulted in double-digit gains in subscribers and it being named the Online Directory of the Year in 2004 by the Directory of Database Publishers Forum and Network.

Portfolio Repositioning & Retooling

        The Company redesigned or repositioned a number of products during the year, including relaunching Club Industry as Fitness Business Pro and repositioning the Anti-Aging exposition as the Integrative Medicine for Anti-Aging Conference. New products were also introduced into the market, including the test of Ward's Auto Electronics, a joint effort of the Company's electronics and transportation groups.

Segment EBITDA

        Business Information Segment EBITDA increased $2,230 for the year ended December 31, 2004 to $37,357. The improvement is predominantly due to increased revenues. Segment EBITDA margin improved to 16.6% for 2004 versus 15.9% for 2003.

        Below is a reconciliation of Business Information Segment EBITDA to operating income for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Segment EBITDA	$37,357	$35,127
Depreciation of property and equipment	5,048	7,813
Amortization of intangible assets and other	6,313	9,175
Provision for severance, closures and restructuring related costs	1,392	388
Provision for unclaimed property	1,538	—
Loss on sale of businesses and other, net	14	815

Operating income	$23,052	$16,936

Operating Income (Loss)

        Business Information operating income increased $6,116 to $23,052 in 2004 compared to $16,936 in 2003. The increase in operating income was driven by improved Segment EBITDA and decreases in depreciation and amortization expense in 2004 as certain assets became fully depreciated or amortized, partially offset by increased restructuring related costs and a provision for unclaimed property (see Note 19 of the notes to the consolidated financial statements).

Discontinued Operations

        In accordance with SFAS 144, the results of Simba Information, Federal Sources, CableWorld and Kagan World Media and the Folio, Circulation Management and American Demographics properties have been reclassified to discontinued operations for all periods presented.

        Business Information revenues exclude revenues from discontinued operations of $5,195 and $22,535 for the years ended December 31, 2004 and 2003, respectively. Business Information segment operating results exclude the operating income (loss) from discontinued operations of $1,342 and ($2,779) for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, discontinued operations include a net gain on sale of businesses of $2,572 and $1,829, respectively.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network ("IMN"))

Revenues, Net

        Education revenues were $66,396 or 5.1% and $79,641 or 6.2% of the Company's consolidated revenues for 2004 and 2003, respectively. Education revenues decreased $13,245 or 16.6% in 2004 compared to 2003 as follows:

	Years Ended December 31,
			Percent Change
	2004	2003
Revenues, net:
Advertising	$39,106	$44,658	(12.4)
Other	27,082	31,506	(14.0)
Intersegment revenues	208	3,477	—

Total	$66,396	$79,641	(16.6)

        Education advertising revenues, which are generated entirely by Channel One, decreased $5,552 in 2004 as compared to 2003. Channel One's advertising revenue declined primarily as certain advertisers stopped or reduced advertising into schools due to concerns about the obesity issue in schools and the absence of any barter deals in 2004, partially offset by revenue gains from new advertisers that Channel One was able to attract.

        Other revenues decreased $4,424 in 2004 due to declines at IMN and reduced product sales at Films Media Group as state and local school budgets continued to be constrained, partially offset by increased production revenue at Channel One. During the second half of 2004, Films had two consecutive quarters of revenue growth and fourth quarter revenue was up approximately 11.5% compared to the same period in 2003. In addition, the Films Media Group has seen the demand for VHS formats decline in favor of DVD, and has developed a platform for the digital distribution of its content library suited to the technology structure at learning institutions which was launched in 2005.

Segment EBITDA

        Education Segment EBITDA decreased $11,732 to $4,906 for the year ended December 31, 2004. This decrease is principally due to the declines in revenue discussed above partially offset by continued cost control during 2004. These factors contributed to a decrease in Segment EBITDA margin in 2004 to 7.4% compared to 20.9% in 2003.

        Below is a reconciliation of Education Segment EBITDA to operating loss for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Segment EBITDA	$4,906	$16,638
Depreciation of property and equipment	3,326	4,463
Amortization of intangible assets, goodwill and other	11,972	23,631
Provision for severance, closures and restructuring related costs	78	296
Provision for unclaimed property	628	—

Operating loss	$(11,098)	$(11,752)

Operating Income (Loss)

        Operating loss decreased $654 for the year ended December 31, 2004 due to the decrease in Segment EBITDA, partially offset by decreased amortization and depreciation expenses as certain assets became fully amortized and depreciated.

Discontinued Operations

        The Company is exploring strategic options for the Workplace Learning division, excluding IMN, and is actively pursuing the sale of the division. Its results have been classified as discontinued operations for all periods presented in accordance with SFAS 144.

        Education segment revenues exclude revenues from discontinued operations of $37,471 and $40,137 for the years ended December 31, 2004 and 2003, respectively. Education segment operating results exclude the operating loss from discontinued operations of $10,155 and $42,042 for the years ended December 31, 2004 and 2003, respectively.

Corporate:

Corporate Overhead

        Corporate overhead decreased to $25,850 in 2004 from $26,264 in 2003 primarily due to reduced compensation expense resulting from headcount reductions and reduced professional fees, particularly outside auditor fees, offset by outside auditor and professional fees, aggregating over $4,000, incurred in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Operating Income (Loss)

        Corporate operating loss decreased $13,613 in 2004 to $40,786 from $54,399 in 2003 principally driven by a decrease in severance related to the separated senior executives of $8,714 to $658 in 2004 as a result of the finalization of the separation agreements of two of the executives compared to $9,372 recorded in 2003 and a decrease in stock-based compensation expense in 2004 to $6,097 compared to $11,184 in 2003. These decreases were partially offset by an increase in the provision for severance, closures and restructuring related costs of $2,456 to $5,094 in 2004.

Results of Operations

2003 Compared to 2002

Consolidated Results:

Revenues, Net

        Consolidated revenues from Continuing Businesses decreased 3.4% to $1,282,750 in 2003 from $1,327,272 in 2002:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Continuing Businesses:
Advertising	$825,169	$847,177	(2.6)
Circulation	288,335	305,820	(5.7)
Other	169,246	174,275	(2.9)

Subtotal	1,282,750	1,327,272	(3.4)
Non-Core Businesses	—	13,491	(100.0)

Total	$1,282,750	$1,340,763	(4.3)

        Advertising revenues decreased by $22,008 in 2003 compared to 2002 due to declines of $26,168 and $5,455 at the Business Information and Education segments, respectively, partially offset by increases in 2003 of $4,547 and $5,068 at the Consumer Guides and Enthusiast Media segments, respectively. Circulation revenues decreased $17,485 in 2003, principally driven by a $17,653 decline in revenues at the Enthusiast Media segment due primarily to the impact of the rate base reduction at the soap opera titles implemented early in 2003 and to a lesser extent weakness in single copy sales. Other revenues decreased in 2003 compared to 2002 due to a $7,591 decline at the Education segment partially offset by an increase at Consumer Guides of $5,841 due to the continued growth of its third party distribution business. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

        Operating income from Continuing Businesses was $122,413 in 2003 compared to an operating loss of $32,743 in 2002. This increase was predominantly due to the net decrease of $96,231 in non-cash impairment charges taken in 2003 versus 2002. For the year ended December 31, 2003, the Company recorded an impairment charge of $13,780 in amortization under SFAS 142 related to goodwill and intangibles. The total impairment charge recorded in depreciation and amortization primarily under SFAS 142 and SFAS 144 for the year ended December 31, 2002 was $110,011 related to goodwill, intangibles and other assets. Also, the provision for severance, closures and restructuring related costs decreased by $41,414 in 2003 to $8,102 from $49,516 in 2002.

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

        Interest expense also decreased $15,679, or 11.3% in 2003 to $122,914 from $138,593 in 2002. The decrease in interest expense is due to the Company's reduction of long-term debt, including current maturities, lower interest rates and the Company's refinancing of its highest cost debt at lower interest rates.

        Effective July 1, 2003, the Company prospectively adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires dividends on the Company's Series D Exchangeable Preferred, Series F Exchangeable Preferred and Series H Exchangeable Preferred Stock (such stock is now collectively described as shares subject to mandatory redemption in the Company's financial statements) to be included in net income (loss) as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the year ended December 31, 2003 by $22,547 which represents primarily interest on shares subject to mandatory redemption and amortization of issuance costs which is included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on July 1, 2002 loss from continuing operations would have increased by $19,763, net of a gain of $4,488 on exchanges of the Exchangeable Preferred Stock.

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

        During 2003, the Company completed the sales of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during 2004, the Company sold New York magazine, Kagan World Media and About Web Services, the Web hosting business of About Inc. During August 2004, Folio and Circulation Management were contributed to a venture with a third party and American Demographics was sold in November 2004.

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding IMN. In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment.

        In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the statements of consolidated operations for all periods presented.

        For the years ended December 31, 2003 and 2002, discontinued operations includes net gains on sale of businesses of $125,241 and $111,449, respectively.

Segment Results:

        The results of the Company's four reportable segments are discussed below. All amounts are from Continuing Businesses unless otherwise specified.

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, licensing and merchandising and About.com)

Revenues, Net

        Enthusiast Media revenues were $710,502 or 55.4% and $725,024 or 54.6% of the Company's consolidated revenues for 2003 and 2002, respectively. Enthusiast Media revenues decreased $14,522 or 2.0% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$385,462	$380,394	1.3
Circulation	268,538	286,191	(6.2)
Other	54,520	55,218	(1.3)
Intersegment revenues	1,982	3,221	—

Total	$710,502	$725,024	(2.0)

        Advertising revenues increased $5,068 or 1.3% in 2003. Enthusiast Media's strongest advertising gains were at Motor Trend, automotive enthusiast, outdoor and crafts titles, with 2003 continuing base title increases of 17.6%, 4.3%, 3.7% and 3.3%, respectively. For the year ended December 31, 2003, PRIMEDIA's enthusiast magazines advertising pages at continuing base titles fell by 1.0%, the same decrease as the overall industry average, as reported by the Publishers Information Bureau. Advertising revenues at About increased $2,270 in 2003 compared to 2002, primarily due to increases in contextual advertising. Enthusiast Media advertising revenue increases were partially offset by approximately $4,600 in decreased advertising revenue compared to 2002 due to the rate base reduction at the soap opera titles implemented in the first quarter of 2003 which lowered product cost and improved profitability. In addition, approximately $7,200 of advertising revenue was lost in 2003 due to product shutdowns. Excluding the revenue drop attributable to the soap opera titles' rate base reduction and normalizing for product shutdowns, advertising revenues at the enthusiast magazines continuing titles and their related Web sites increased approximately $13,800 in 2003 versus 2002.

        Contributing to the overall decrease in revenues at Enthusiast Media was a decline in circulation revenues of $17,653 or 6.2% for the year ended December 31, 2003. Lost circulation revenue related to the rate base reduction at the soap opera titles accounted for $15,600 of the decline. In addition, single copy sales were negatively affected by the strike at approximately 860 Southern California grocery stores that began in October 2003 and was ongoing at December 31, 2003. Southern California is a large market for the Company's automotive enthusiast and outdoor sports magazines. Single copy units for Enthusiast Media magazines declined 5.3% for the year ended December 31, 2003, compared to the industry average decline of 13.1%, as reported by the International Periodical Distributors Association.

        Other revenues for Enthusiast Media, which include licensing, list rental, events and other, decreased $698, or 1.3%, in 2003 compared to 2002.

Segment EBITDA

        Enthusiast Media Segment EBITDA increased 11.6% to $142,938 in 2003 from $128,112 in 2002. This increase in Segment EBITDA was due to cost initiatives, including savings in paper, production, headcount and group overhead. Other actions included the elimination of the Company's stand-alone, company-wide sales group with its responsibilities passed to smaller more focused sales groups. In addition, the rate base reduction implemented at the soap opera titles led to decreased revenues accompanied by lower product costs which improved profitability. Enthusiast Media operating expenses declined by approximately $29,300 in 2003 compared to 2002. In 2003, operating expenses included approximately $2,300 of costs related to the settlement of certain lawsuits resulting from pre-acquisition About contracts. As a result of these factors, Segment EBITDA margin increased to 20.1% in 2003 from 17.7% in 2002.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$142,938	$128,112
Depreciation of property and equipment	20,926	18,061
Amortization of intangible assets, goodwill and other	17,191	59,781
Non-cash compensation	—	3,365
Provision for severance, closures and restructuring related costs	4,780	40,360
(Gain) loss on sale of businesses and other, net	(258)	4,684

Operating income	$100,299	$1,861

Operating Income (Loss)

        Operating income was $100,299 in 2003 compared to $1,861 in 2002, an increase of $98,438. The increase is primarily related to decreases in impairment charges and in the provision for severance, closures and restructuring related costs. During 2002, the Company recorded impairment charges of $37,335 in depreciation and amortization primarily related to goodwill and trademarks under SFAS 142 and related to property, equipment and certain finite lived intangible assets under SFAS 144. In 2003, as a result of the Company's annual impairment testing required under SFAS 142, the Company recorded an impairment related to trademarks in amortization of $2,337. The decrease in severance, closures and restructuring related costs of $35,580 is a result of the termination of certain real estate lease obligations related to office closures in 2002.

Discontinued Operations

        In accordance with SFAS 144, the operating results of the Modern Bride Group, Doll Reader, Chicago, Horticulture, the American Baby Group, IN New York, Seventeen and Sprinks have been reclassified to discontinued operations on the statements of consolidated operations for the periods prior to their respective divestiture dates. The Company has reclassified the results of New York magazine and About Web Services, which were sold in 2004, into discontinued operations for the years ended December 31, 2003 and 2002. In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment and has presented the results of these magazines in discontinued operations for all periods presented.

        Enthusiast Media revenues exclude revenues from discontinued operations of $119,139 and $241,409 for years ended December 31, 2003 and 2002, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $127,482 and $116,375 for years ended December 31, 2003 and 2002, respectively. For 2003 and 2002, discontinued operations includes a net gain on sale of businesses of $113,228 and $106,847, respectively.

Consumer Guides Segment (includes Apartment Guide and New Home Guide, their Web sites and DistribuTech)

Revenues, Net

        Consumer Guides revenues were $276,639 or 21.6% and $267,166 or 20.1% of the Company's consolidated revenues for 2003 and 2002, respectively. Consumer Guides revenues increased $9,473 or 3.5% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$234,352	$229,805	2.0
Other	42,277	36,436	16.0
Intersegment revenues	10	925	—

Total	$276,639	$267,166	3.5

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

Business Information Segment (includes trade magazines and their related Web sites, events, directories and data products)

Revenues, Net

        Business Information revenues were $221,439 or 17.3% and $250,098 or 18.8% of the Company's consolidated revenues for 2003 and 2002, respectively. Business Information revenues decreased $28,659 or 11.5% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$160,697	$186,865	(14.0)
Circulation	19,797	19,629	0.9
Other	40,943	43,524	(5.9)
Intersegment revenues	2	80	—

Total	$221,439	$250,098	(11.5)

        Advertising revenues decreased $26,168 in 2003 due to continued softness in trade advertising, particularly in the telecommunications, entertainment technology, and agriculture categories. The decrease was a result of a lower number of pages as well as a lower rate per page. For 2003, the decline in PRIMEDIA's trade magazine advertising pages was in line with comparable sectors of the industry. Revenues related to several unprofitable product lines that were shut down in 2003 contributed to approximately $5,600 of the decline. In addition, non-cash revenue items such as barter and assets-for-equity revenue transactions declined approximately $4,700 in 2003 compared to 2002. There were no deferred revenues related to assets-for-equity transactions on the Business Information balance sheet at December 31, 2003.

        Business Information circulation revenues, which consist of subscriptions for directories and data based products, were essentially flat, in 2003 compared to 2002.

        Other revenues, which consist of trade shows, licensing, consulting and list rental, were down $2,581, or 5.9%, for the year ended December 31, 2003.

Segment EBITDA

        Business Information Segment EBITDA decreased $4,285 for the year ended December 31, 2003 to $35,127. This decrease is predominantly due to the revenue decline in the segment as discussed above, partially offset by continued cost initiatives including headcount reductions, the elimination of group overhead and the shutdown of unprofitable titles. Operating expenses in this segment declined by approximately $24,400 in 2003 compared to 2002. These factors contributed to a slightly improved Segment EBITDA margin of 15.9% for 2003 versus 15.8% for 2002, despite the significant revenue reduction.

        Below is a reconciliation of Business Information Segment EBITDA to operating income (loss) for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$35,127	$39,412
Depreciation of property and equipment	7,813	10,041
Amortization of intangible assets, goodwill and other	9,175	59,100
Non-cash compensation	—	330
Provision for severance, closures and restructuring related costs	388	4,890
Loss on sale of businesses and other, net	815	296

Operating income (loss)	$16,936	$(35,245)

Operating Income (Loss)

        Business Information operating income increased $52,181, principally as there were no impairments in 2003 related to SFAS 142 and SFAS 144. During 2002, the Company recorded an impairment charge under SFAS 142 of $46,686 recorded in amortization related to goodwill and trademarks. In addition, the provision for severance, closures and restructuring related costs decreased $4,502 in 2003 compared to 2002.

Discontinued Operations

        In accordance with SFAS 144, the results of Simba, Federal Sources, CableWorld, Kagan World Media and the Folio, Circulation Management and American Demographics properties have been reclassified to discontinued operations on the statements of consolidated operations for the years ended December 31, 2003 and 2002.

        Business Information revenues exclude revenues from discontinued operations of $22,535 and $28,420 for the years ended December 31, 2003 and 2002, respectively. Business Information segment operating results exclude the operating losses from discontinued operations of $2,779 and $20,948 for 2003 and 2002, respectively. For the year ended December 31, 2003, discontinued operations includes a net gain on sales of businesses of $1,829.

Education (includes Channel One, Films Media Group and Interactive Medical Network)

Revenues, Net

        Education revenues were $79,641 or 6.2% and $99,105 or 7.5% of the Company's consolidated revenues for 2003 and 2002, respectively. Education revenues decreased $19,464 or 19.6% in 2003 compared to 2002 as follows:

	Years Ended December 31,
			Percent Change
	2003	2002
Revenues, net:
Advertising	$44,658	$50,113	(10.9)
Other	31,506	39,097	(19.4)
Intersegment revenues	3,477	9,895	—

Total	$79,641	$99,105	(19.6)

        Education advertising revenues, which are generated entirely by Channel One, decreased $5,455 in 2003 as compared to 2002. Channel One's advertising revenue declined as a result of reduced spending by several large accounts, including agencies of the U.S. government and two food and beverage companies (which merged), partially offset by revenue from new accounts.

        Continuing constraints on state and local school budgets was the driver of approximately $4,900 of declines in product sales at Films Media Group in 2003 compared to 2002.

Segment EBITDA

        Education Segment EBITDA decreased $20,192 to $16,638 for the year ended December 31, 2003. This decrease is principally due to the declines in revenue discussed above as well an increase in operating expenses of approximately $700 which was partially due to the reversal of an excess sales and uses tax reserve during December 2002 whereas no similar reversal was made in 2003. These factors contributed to a decrease in Segment EBITDA margin in 2003 to 20.9% compared to 37.2% in 2002.

        Below is a reconciliation of Education Segment EBITDA to operating loss for the years ended December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Segment EBITDA	$16,638	$36,830
Depreciation of property and equipment	4,463	16,502
Amortization of intangible assets, goodwill and other	23,631	33,891
Provision for severance, closures and restructuring related costs	296	—

Operating loss	$(11,752)	$(13,563)

Operating Income (Loss)

        Operating loss decreased $1,811 for the year ended December 31, 2003 due to lower impairment charges recorded in 2003 versus 2002, partially offset by the decrease in Segment EBITDA as discussed above. During 2002, the Company recorded impairment charges under SFAS 142 and SFAS 144 of $8,293 in depreciation related to property and equipment and $17,697 in amortization related to goodwill, intangible assets and other. During 2003, the Company recorded an $11,443 impairment charge under SFAS 142 in amortization related to goodwill and trademarks.

Discontinued Operations

        The Company is exploring strategic options for the Workplace Learning division, excluding IMN, and is actively pursuing the sale of the division. Its results have been classified as discontinued operations for all periods presented in accordance with SFAS 144.

        Education segment revenues exclude revenues from discontinued operations of $40,137 and $47,481 for the years ended December 31, 2003 and 2002, respectively. Education segment operating results exclude the operating loss from discontinued operations of $42,042 and $58,989 for the years ended December 31, 2003 and 2002, respectively.

Corporate:

Corporate Overhead

        Corporate overhead decreased to $26,264 in 2003 from $31,188 in 2002. The decrease is primarily due to reduced compensation expense resulting from headcount reductions and adjustments of employee incentive compensation accruals of approximately $3,100 due to changes in estimate.

Operating Income (Loss)

        Corporate operating loss increased $10,464 in 2003 to $54,399 from $43,935 in 2002 principally due to the severance recorded related to the separated senior executives of $9,372. Effective January 1, 2003, the Company adopted SFAS 123, as amended by SFAS 148, using the prospective method which resulted in $5,980 being recorded to non-cash compensation expense for the year ended December 31, 2003. Depreciation of property and equipment increased $2,345 to $5,039 in 2003 primarily related to the disposal of certain fixed assets recorded in 2003.

Non-Core Businesses:

        Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses subsequent to June 30, 2002.

Recent Developments

        On February 17, 2005, the Company announced an agreement to sell About, Inc., part of the Enthusiast Media segment, to The New York Times Company for approximately $410 million. The sale is subject to customary regulatory approvals and is expected to be completed in the first quarter of 2005.

        The Company expects to use the net proceeds of the sale to reinvest in its business and to further reduce debt or shares subject to mandatory redemption and improve its Free Cash Flow.

Reclassified Segment Data to Exclude Results of About.com

        The following table presents the proforma results of the Company's four operating segments and Corporate, adjusted to exclude the results of About.com, for the years ended December 31, 2004, 2003 and 2002, respectively:

	Years Ended December 31,
	2004	2003	2002
Revenues, net:
Continuing Businesses:
Enthusiast Media	$694,217	$696,374	$712,518
Consumer Guides	287,093	276,639	267,166
Business Information	224,892	221,439	250,098
Education	66,396	79,641	99,105
Intersegment Eliminations	(1,337)	(5,471)	(14,121)

Subtotal	1,271,261	1,268,622	1,314,766
Non-Core Businesses	—	—	13,491

Total	$1,271,261	$1,268,622	$1,328,257

Segment EBITDA:
Continuing Businesses:
Enthusiast Media	$149,757	$146,174	$128,732
Consumer Guides	81,480	83,163	73,338
Business Information	37,357	35,127	39,412
Education	4,906	16,638	36,830
Corporate Overhead	(25,572)	(26,495)	(32,898)

Subtotal	247,928	254,607	245,414
Non-Core Businesses	—	—	(3,253)

Total	$247,928	$254,607	$242,161

Depreciation, amortization and other charges:
Continuing Businesses:
Enthusiast Media	$23,981	$27,022	$86,812

Consumer Guides	$11,199	$11,834	$15,199

Business Information	$14,305	$18,191	$74,657

Education	$16,004	$28,390	$50,393

Corporate	$14,936	$28,135	$12,747

Non-Core Businesses	$—	$—	$3,083

Operating income (loss):
Continuing Businesses:
Enthusiast Media	$125,776	$119,152	$41,920
Consumer Guides	70,281	71,329	58,139
Business Information	23,052	16,936	(35,245)
Education	(11,098)	(11,752)	(13,563)
Corporate	(40,508)	(54,630)	(45,645)

Subtotal	167,503	141,035	5,606
Non-Core Businesses	—	—	(6,336)

Total	$167,503	$141,035	$(730)

Risk Factors

        Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

General economic trends, as well as trends in advertising spending and competition, may reduce our advertising and circulation revenues.

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

        Our circulation revenues are subject to the risks arising from our ability to institute price increases for our print products and are affected by; competition from other publications and other forms of media available in the Company's various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine buying among young people and increasing costs of circulation acquisition.

We have substantial indebtedness and other financial obligations, which consume a substantial portion of the cash flow that we generate.

        A substantial portion of our cash flow is dedicated to the payment of interest on indebtedness and interest on shares subject to mandatory redemption which reduces funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

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

        As of December 31, 2004, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership ("KKR Associates"), and KKR GP 1996 LLC, a Delaware limited liability company ("KKR GP 1996"), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

Increases in paper and postage costs may have an adverse impact on our future financial results.

        The price of paper is a significant expense relating to our print products and direct mail solicitations. The first paper price increases across all paper grades in four years became effective in 2004. The Company incurred a January 1, 2005 paper price increase with additional increases announced to take effect in 2005. Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. In April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

Incompatible financial systems limit the Company's ability to operate efficiently.

        PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which were incompatible. Incompatible financial systems across PRIMEDIA had negatively impacted the Company's ability to more efficiently analyze data and respond to business opportunities on a timely basis. Despite the economic slowdown, the Company has been engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management's concerns regarding the lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has installed an integrated enterprise-wide general ledger system across all business units. Despite the difficult economic environment, the Company spent approximately $15,000 on the systems upgrade, of which approximately $10,000 and $5,000 was spent during 2003 and 2002, respectively. During 2004, the Company spent $910 to implement a significant upgrade to its consolidation and financial reporting system. During 2004, the Company combined its Enthusiast Media magazines general ledger/financial reporting operations into one location under one financial management which improves efficiency in this area. The Company's systems upgrade continues to be a work in process as its implementation of a new integrated billing/accounts receivable system across its Enthusiast Media magazines is scheduled for completion in the first half of 2005 at a total cost of approximately $5,000. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

        The Company's management also is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel, the inherent risk in certain system implementations across the Company and the demands surrounding increased financial disclosure. To mitigate management's concerns regarding the hiring and retention of qualified financial personnel and to ensure future stability in the financial workforce, the Company continues to upgrade the skill level of its back office financial personnel, consolidate certain back office functions and cross train individuals in the performance of multiple job functions. Additionally, the Company continues to aggressively recruit qualified professionals to strengthen and increase its financial personnel. The Company believes that it is currently close to being fully staffed in the finance area.

Liquidity, Capital and Other Resources

        During 2004, the Company continued to focus on debt reduction made possible by the divestiture of selected media properties no longer considered core to the Company's overall strategy. At December 31, 2004, the Company had cash and unused credit facilities of $330,761, as further detailed below under "Financing Arrangements", compared to $319,125 as of December 31, 2003. On July 7, 2004, the Company redeemed all of its highest cost of capital instrument, the Series J Convertible Preferred Stock. The Company was Free Cash Flow positive (see below for further discussion) for the first time in several years in 2004 with its Free Cash Flow improving each year and expects this trend to continue. The Company believes its improving Free Cash Flow as well as its available cash and unused credit facilities at December 31, 2004 should help mitigate any future possible cash flow shortfalls. The Company's asset sales and continued cost controls during 2004 and 2003 have facilitated its strategy to become a more efficient and better focused company while strengthening its balance sheet and improving liquidity.

        The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and shares subject to mandatory redemption and other anticipated expenditures in 2005. The Company has no significant required debt repayments until 2008.

Working Capital

        Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital deficiency, which includes current maturities of long-term debt, was $152,659 at December 31, 2004 compared to $176,429 at December 31, 2003. The improvement in working capital deficiency in 2004 was primarily due to the Company's building up of paper inventory ahead of the paper price increase, as inventory increased 30% compared to December 31, 2003, an increase in cash as well as reduced deferred revenues and accrued expenses, primarily due to lower accrued payroll related costs, offset by a decrease in accounts receivable.

Cash Flow—2004 Compared to 2003

        Net cash provided by operating activities decreased $18,513 or 29.3% to $44,673 in 2004 from $63,186 in 2003. This change is primarily due to payments made in 2004 related to the finalization of the separation agreements of the former CEO and the former President and Interim CEO as well as interest related to shares subject to mandatory redemption paid in 2004 as a result of the Company's adoption of SFAS 150, effective July 1, 2003. Payments on these shares prior to the adoption of SFAS 150 were classified as preferred stock dividends and are presented as part of cash flows used in financing activities in 2003.

        Net cash provided by investing activities decreased $98,767 to $50,787 from $149,554 for the years ended December 31, 2004 and 2003, respectively. Proceeds from the sale of businesses were $70,351 in 2004 compared to $213,677 in 2003. Net capital expenditures decreased to $34,500 in 2004, compared to $39,497 in 2003. The Company expects capital spending in 2005 to remain consistent with 2004.

        Net cash used in financing activities was $91,145 in 2004 compared to $222,608 in 2003 predominantly due to proceeds from the issuance of $175,000 Senior Floating Rate Notes and a new $100,000 term loan C credit facility offset by voluntary permanent reductions of term loans A and B of $150,000 and the pay down of all outstanding borrowings under the revolving credit facility. Subsequently, in July 2004 the Company redeemed all of its outstanding Series J Convertible Preferred Stock for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility (See further discussion below in Other Arrangements). In 2003, proceeds from the sale of businesses and the issuance of 8% Senior Notes were used to pay down borrowings under the Company's credit facilities and redeem the Company's remaining 8 1/2% Senior Notes. (See further discussion below in Financing Arrangements).

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

        Net cash provided by investing activities decreased $45,229 or 23.2% to $149,554 from $194,783 for the years ended December 31, 2003 and 2002, respectively. Proceeds from the sale of businesses were $213,677 in 2003 compared to $241,864 in 2002. Cash paid for acquired businesses increased to $22,786 in 2003 from $3,969 principally due to a strategic acquisition at the Consumer Guides segment. Net capital expenditures including the Company's continued investment in enterprise-wide financial systems, were steady at $39,497 in 2003, compared to $39,163 in 2002.

        Net cash used in financing activities was $222,608 in 2003 compared to $260,099 in 2002 predominantly due to the Company's use of divestiture proceeds during 2003 and 2002 to reduce long-term debt and redeem shares subject to mandatory redemption (the Company's Exchangeable Preferred Stock).

Free Cash Flow

        The following table presents the Company's Free Cash Flow for the years ended December 31, 2004, 2003 and 2002, respectively:

	Years Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$44,673	$63,186	$50,281
Additions to property, equipment and other, net	(34,500)	(39,497)	(39,163)
Capital lease obligations	(6,201)	(4,954)	(3,739)
Dividends paid to preferred stock shareholders(A)	—	(33,928)	(49,806)

Free Cash Flow	$3,972	$(15,193)	$(42,427)

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$121,101	$133,128	$144,520

Cash interest paid on shares subject to mandatory redemption(A)	$43,780	$10,945	$—

Cash taxes paid (refunds received), net	$1,192	$328	$(3,311)

Cash paid for severance, closures and restructuring related costs	$15,805	$15,152	$23,960

(A)
Effective July 1, 2003, the Company prospectively adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which requires that the Company's Exchangeable Preferred Stock be classified as long-term liabilities. As a result, dividends on this preferred stock are now classified as interest on shares subject to mandatory redemption which are included in net cash provided by operating activities.

        The Company's Free Cash Flow improved to positive following several years of negative Free Cash Flow. The Company believes that this improvement to positive Free Cash Flow is a result of its focus on cost initiatives and asset divestitures over the past few years while still investing in the business to stimulate growth and it expects the improvement to accelerate. The positive Free Cash Flow amount in 2004 was able to be generated despite the increase in inventory ahead of the paper price increases in 2005. The Company expects that the proceeds from the sale of About.com will contribute significantly to an increase in Free Cash Flow in 2005 compared to 2004.

Financing Arrangements

Bank Credit Facilities

        On April 29, 2004, the Company amended its credit facilities agreement with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facilities"). The debt under the bank credit facilities agreement, including term loan C, and as otherwise permitted under the bank credit facilities agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes, 8% Senior Notes and Senior Floating Rate Notes of the Company (together referred to as "Senior Notes") is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt.

        On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010, and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year and the term loan C at LIBOR plus 4.375% per year. The Company applied the combined net proceeds from the Senior Floating Rate Notes offering and the term loan C credit facility to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility. The purpose of these borrowings was to redeem the Company's Series J Convertible Preferred Stock, which was completed on July 7, 2004.

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement. Amounts under the revolving loan commitment may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The Company made voluntary pre-payments towards the term loans A and B and voluntary permanent reductions of the revolving loan commitment consisting of the following for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Term A (cash pre-payment)	$30,000	$5,000
Term B (cash pre-payment)	120,000	21,000
Revolving loan (commitment reduction)	21,350	24,000

Total	$171,350	$50,000

        The bank credit facilities consisted of the following as of December 31, 2004:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities	$405,650	$60,000	$252,906	$99,500	$818,056
Borrowings Outstanding	(68,000)	(60,000)	(252,906)	(99,500)	(480,406)
Letters of Credit Outstanding	(19,889)	—	—	—	(19,889)

Unused Bank Commitments	$317,761	$—	$—	$—	$317,761

        With the exception of the term loans B and C, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At December 31, 2004 and December 31, 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 5.0% and 3.6%, respectively.

        Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first and second quarters of 2004, the Company's commitment fees were paid at a weighted average rate of 0.375%, during the third quarter of 2004, 0.432% and during the fourth quarter 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

        The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, commencing June 30, 2005, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $20,764 in 2005, 2006 and 2007, $12,192 in 2008 and $337,922 in 2009.

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

        7 5/8% Senior Notes.    Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes, with a face value of $226,116, mature on April 1, 2008, with no sinking fund requirements. The 7 5/8% Senior Notes are redeemable in whole or in part, at the option of the Company, at 102.542% with annual reductions each year to 100% on April 1, 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $534 and $672 at December 31, 2004 and 2003, respectively.

        8 7/8% Senior Notes.    In 2001, the Company completed an offering of $500,000 of 8 7/8% Senior Notes. Net proceeds from this offering of $492,685 were used to repay borrowings under the bank credit facility. Interest is payable semi-annually in May and November at an annual rate of 8 7/8%. The 8 7/8% Senior Notes, with a face value of $475,500, mature on May 15, 2011, with no sinking fund requirements. Beginning on May 15, 2006, the 8 7/8% Senior Notes are redeemable in whole or in part at the option of the Company, at 104.438% with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $5,110 and $5,680 at December 31, 2004 and 2003, respectively.

        8% Senior Notes.    On May 15, 2003, the Company issued $300,000 of Senior Notes at par. Interest is payable semi-annually in May and November at the annual rate of 8%. The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and may not be redeemed prior to May 15, 2008 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning on May 15, 2008, the notes are redeemable in whole or in part at the option of the Company, at 104% with annual reductions to 100% in 2011 and thereafter, plus accrued and unpaid interest.

        Senior Floating Rate Notes.    On May 14, 2004, the Company issued $175,000 of Senior Floating Rate Notes at par. Interest is payable quarterly in February, May, August and November at the annual rate equal to the three month LIBOR plus 5.375%. The Floating Rate Senior Notes mature on May 15, 2010 with no sinking fund requirements and may not be redeemed prior to May 15, 2007 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2007, the notes are redeemable in whole or in part at the option of the Company, at 103% in 2007 with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest.

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

        There are no significant required debt repayments until 2008. The contractual obligations of the Company are as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,651,377	$20,764	$41,528	$643,695	$945,390
Interest on long-term debt obligations(1)	726,667	124,845	253,014	197,578	151,230
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	474,559	—	—	262,820	211,739
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	189,912	43,782	87,564	54,000	4,566
Capital lease obligations and other	9,506	4,155	3,699	1,005	647
Interest on capital lease obligations	1,113	513	412	155	33
Operating lease obligations(2)	250,570	44,378	77,968	48,494	79,730

Total Contractual Obligations	$3,303,704	$238,437	$464,185	$1,207,747	$1,393,335

(1)
Interest payments are based on the Company's projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)
Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $78,360 as of December 31, 2004.

        The Company currently has $68,000 of borrowings outstanding at December 31, 2004 under the revolving loan portion of the bank credit facility. The bank credit facility expires in 2008. Assuming this balance remains constant until the end of the term, and application of the Company's projected interest rates, total interest payments related to the revolver under our bank credit facility are estimated to be $15,484 for the periods presented in the above table. These interest payments are not included in the above table.

        The Company has other commitments in the form of letters of credit of $19,889 aggregate face value which expire on or before December 31, 2005.

        A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facility. As of March 1, 2005, the Company's senior debt rating from Moody's was B3 and from Standard and Poor's was B.

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

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facility agreement to operating income for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
EBITDA of the Restricted Group	$304,066	$323,537
EBITDA loss of the Unrestricted Group	(49,059)	(75,205)
Divestiture and other adjustments	5,010	3,270
Depreciation of property and equipment	(37,380)	(46,351)
Amortization of intangible assets, goodwill and other	(26,669)	(53,589)
Severance related to separated senior executives	(658)	(9,372)
Non-cash compensation	(6,097)	(11,184)
Provision for severance, closures and restructuring related costs	(9,651)	(8,102)
Provision for unclaimed property	(5,500)	—
Gain (loss) on the sale of businesses and other, net	952	(591)

Operating income	$175,014	$122,413

        The EBITDA loss of the Unrestricted Group, as defined in the bank credit facility agreement, is comprised of the following categories:

	Years Ended December 31,
	2004	2003
Internet properties	$10,540	$30,909
Traditional turnaround and start-up properties	32,611	37,145
Related overhead and other charges	5,908	7,151

	$49,059	$75,205

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

        The calculation of the Company's leverage ratio, as required under the bank credit facility agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At December 31, 2004, this leverage ratio was approximately 5.6 to 1, compared to the corresponding ratio at December 31, 2003 of approximately 5.1 to 1.

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

Series J Convertible Preferred Stock Redemption

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

        As of and for the year ended December 31, 2004, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

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

Divestiture Reserves

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

Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets", for all remaining goodwill and indefinite lived intangible assets. Upon adoption, the Company ceased the amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. All of the Company's other intangible assets are subject to amortization.

        The Company's SFAS 142 evaluations are performed by management with the assistance of an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management's best estimate of projected future cash flows. The Company's discounted cash flow valuations use a range of discount rates that represent the Company's weighted-average cost of capital and include an evaluation of other companies in each reporting unit's industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company's annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected.

Long-Lived Assets

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

Stock-Based Compensation

        Effective January 1, 2003, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation". The application of SFAS 123 requires judgment, including the expected life and stock price volatility for stock options and expected dividends and forfeitures for all employee option grants. Changes in the expected or actual outcome of forfeitures due to service- and/or performance-related conditions could materially impact the amount of stock-based compensation expense recognized.

Income Taxes

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

Net Operating and Capital Loss Carryforwards

        At December 31, 2004, the Company had aggregate net operating and capital loss carryforwards of $1,684,847 which will be available to reduce future taxable income through 2024. To the extent that the Company achieves positive net income in the future, the net operating and capital loss carryforwards may be able to be utilized and the Company's valuation allowance will be adjusted accordingly.

Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        During 2004 and 2003, the Company recorded $658 and $9,372, respectively, of severance related to the separation of the former Interim Chief Executive Officer and President, the former Chief Executive Officer and the former Chief Financial Officer. In 2004, the Company finalized the severance related to the separation of the former Interim Chief Executive Officer and President and the former Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

        During 2004 the Company continued cost reduction initiatives announced to streamline operations, reduce layers of management and consolidate real estate.

        Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2004 and 2003 are presented in the following tables:

	Liability as of January 1, 2004		Net Provision for the Year Ended December 31, 2004		Payments/Write-offs during the Year Ended December 31, 2004	Liability as of December 31, 2004
Severance and closures:
Employee-related termination costs	$4,913		$2,274		$(5,166)	$2,021
Termination of leases related to office closures	37,056		7,675		(9,314)	35,417
Write-offs of unamortized restructured lease costs	—		(298)		298	—

Total severance and closures	$41,969	(1)	$9,651	(2)	$(14,182)	$37,438	(1)

	Liability as of January 1, 2003		Net Provision for the Year Ended December 31, 2003		Payments during the Year Ended December 31, 2003	Liability as of December 31, 2003
Severance and closures:
Employee-related termination costs	$5,100		$5,585		$(5,772)	$4,913
Termination of contracts	617		16		(633)	—
Termination of leases related to office closures	41,626		2,501		(7,071)	37,056

Total severance and closures	$47,343	(1)	$8,102	(2)	$(13,476)	$41,969

(1)
Adjusted to exclude liabilities relating to discontinued operations, included in Liabilities of businesses held for sale on the consolidated balance sheets, totaling $387, $1,705 and $2,091 at December 31, 2004, January 1, 2004 and 2003, respectively.

(2)
Adjusted to exclude net provisions related to discontinued operations totaling $206 and $844 for the years ended December 31, 2004 and 2003, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts. If the Company is successful in subleasing the restructured office space at a different rate, or is unable to sublease the space by the prescribed date used in the initial calculation, the reserve will be adjusted accordingly. The Company evaluates the appropriateness of its reserves on a quarterly basis.

        As a result of the implementation of these plans, the Company has closed and consolidated 23 office locations and has notified a total of 2,055 individuals that they would be terminated under these plans. As of December 31, 2004, all but one of those individuals has been terminated.

        Liabilities of $8,693 and $13,482 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2004 and 2003, respectively. Liabilities of $28,745 and $28,487 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the consolidated balance sheets as of December 31, 2004 and 2003, respectively.

        For purposes of the Company's bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is omitted from the Company's calculation of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA").

Recent Accounting Pronouncements

SFAS No. 151, Inventory Costs

        In November 2004, the FASB issued SFAS No. 151, which is an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact from the implementation of this accounting standard.

SFAS No. 123 (revised 2004), Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123(R) using the modified prospective method effective July 1, 2005, which will result in an increase in non-cash compensation expense. The Company is still evaluating the impact of the adoption of this standard.

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29

        In December 2004, the FASB issued SFAS No. 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the EITF reached a consensus on EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued EITF 03-01-a in September 2004 which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on the Company's consolidated financial statements.

EITF No. 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations

        In November 2004, the EITF reached a consensus on EITF No. 03-13, "Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The adoption of EITF 03-13 in 2004 did not have a material impact on the Company's consolidated financial statements.

Impact of Inflation and Other Costs

        The impact of inflation was immaterial during 2004, 2003 and 2002. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postage rates increased approximately 12% effective July 1, 2002. There were no additional increases in 2003 and in April 2003, President Bush signed legislation that will hold postal rates stable until at least 2006. There were no additional increases in 2004. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. In addition, this year the entire industry has seen a rise in the cost of paper which is expected to continue to increase in 2005. The Company anticipates this could adversely affect future results. The Company's paper expense decreased approximately 4% and 11% in 2004 and 2003. In 2004, 2003 and 2002, paper cost represented approximately 8%, 8% and 9% of the Company's total operating expenses. The Company attributes the 2004 decrease in paper expenses primarily to lower volume usage.

Seasonality

        The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company's business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. As discussed above in the Business section, Channel One and Films Media Group conduct most of their business during the school year, with the majority of revenues occurring in the fourth quarter. The Company's Business Information trade shows generally occur in the second and fourth quarters. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results. Such variations have an effect on the timing of the Company's cash flows and the reported quarterly results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to the impact of changes in interest rates. Prior to 2002, the Company had managed fluctuations in interest rates through the use of swap agreements to hedge a portion of its floating rate borrowings. The Company's objective in managing this exposure was to reduce fluctuations in earnings and cash flows associated with changes in interest rates. At December 31, 2004, the Company was not a party to any interest rate swap contracts.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations at December 31, 2004 and 2003. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For variable rate instruments, we have indicated the applicable floating rate index. The fair value of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2004 and 2003 and may not be indicative of their actual fair values.

        The Company periodically evaluates its exposure to interest rates and maintains a balance between fixed rate and variable rate obligations. As summarized in the table below, the Company carried a fixed rate on $1,476,175, or 69% and 73%, of the outstanding long-term debt, including shares subject to mandatory redemption and excluding capital leases, of the Company as of December 31, 2004 and 2003, respectively.

At December 31, 2004

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 12/31/04
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$393,603	$95,333	$987,239	$1,476,175	$1,485,175
Weighted Average Interest Rate	8.62%	8.62%	8.62%	8.61%	8.56%	8.56%	8.62%
Variable Rate Debt	$20,764	$20,764	$20,764	$80,192	$337,922	$175,000	$655,406	$665,031
Average Interest Rate-Forward LIBOR Curve Plus Determined Spread	6.63%	7.36%	7.80%	8.45%	10.26%	10.26%	7.70%

At December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 12/31/03
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$—	$393,603	$1,082,572	$1,476,175	$1,486,425
Weighted Average Interest Rate.	8.62%	8.62%	8.62%	8.62%	8.61%	8.61%	8.62%
Variable Rate Debt	$15,075	$26,325	$26,325	$26,325	$112,074	$353,782	$559,906	$559,906
Average Interest Rate-Forward LIBOR Curve Plus Determined Spread	3.92%	5.40%	6.40%	7.07%	7.78%	8.07%	6.22%

        The Company has entered into variable-rate debt that, at December 31, 2004, had an outstanding balance of $655,406. Based on the Company's variable-rate obligations outstanding at December 31, 2004, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company's annual interest expense and related cash payments by approximately $1,639. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        The Company has entered into fixed-rate debt, including shares subject to mandatory redemption that, at December 31, 2004, had an outstanding balance of $1,476,175 and a fair value of approximately $1,485,175. Based on the Company's fixed-rate debt obligations outstanding at December 31, 2004, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $24,000. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York:

        We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related statements of consolidated operations, shareholders' deficiency, and consolidated cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended, effective January 1, 2003, and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective July 1, 2003.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2005

PRIMEDIA INC. AND SUBSIDIARIES

Statements of Consolidated Operations

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues, net:
Advertising	$847,548	$825,169	$855,377
Circulation	278,435	288,335	310,154
Other	181,096	169,246	175,232

Total revenues, net	1,307,079	1,282,750	1,340,763
Operating costs and expenses:
Cost of goods sold	275,415	276,167	290,568
Marketing and selling	265,868	251,184	275,206
Distribution, circulation and fulfillment	217,178	222,211	228,686
Editorial	107,876	100,506	110,917
Other general expenses	155,010	154,929	160,963
Corporate administrative expenses (excluding $6,097, $11,184 and $10,502 of non-cash compensation in 2004, 2003, and 2002, respectively)	25,715	26,151	31,172
Depreciation of property and equipment (including $8,657 of provision for impairment in 2002)	37,380	46,351	56,172
Amortization of intangible assets, goodwill and other (including $7,853, $13,780 and $101,354 of provision for impairment in 2004, 2003 and 2002, respectively)	26,669	53,589	158,893
Severance related to separated senior executives	658	9,372	—
Non-cash compensation	6,097	11,184	10,502
Provision for severance, closures and restructuring related costs	9,651	8,102	49,516
Provision for unclaimed property	5,500	—	—
(Gain) loss on sale of businesses and other, net	(952)	591	7,247

Operating income (loss)	175,014	122,413	(39,079)
Other income (expense):
Provision for impairment of investments	(804)	(8,975)	(19,045)
Interest expense	(123,317)	(122,914)	(138,593)
Interest on shares subject to mandatory redemption	(43,780)	(21,889)	—
Amortization of deferred financing costs	(4,986)	(3,462)	(3,469)
Other income (expense), net	19,204	(3,002)	4,993

Income (loss) from continuing operations before provision for income tax	21,331	(37,829)	(195,193)
Provision for income taxes	(14,945)	(12,220)	(46,375)

Income (loss) from continuing operations	6,386	(50,049)	(241,568)
Discontinued operations (including gain on sale of businesses, net of tax, of $43,548, $125,241 and $111,449 in 2004, 2003 and 2002, respectively)	29,084	88,921	30,653
Cumulative effect of a change in accounting principle (from the adoption of Statement of Financial Accounting Standards No. 142)	—	—	(388,508)

Net income (loss)	35,470	38,872	(599,423)
Preferred stock dividends and related accretion, net (including $944 and $32,788 gain on exchange of shares subject to mandatory redemption in 2003 and 2002, respectively)	(13,505)	(41,853)	(47,656)

Income (loss) applicable to common shareholders	$21,965	$(2,981)	$(647,079)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.03)	$(0.35)	$(1.14)
Discontinued operations	0.11	0.34	0.12
Cumulative effect of a change in accounting principle	—	—	(1.53)

Basic and diluted income (loss) applicable to common shareholders	$0.08	$(0.01)	$(2.55)

Basic and diluted common shares outstanding	260,488,000	259,230,001	253,710,417

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,000	$8,685
Accounts receivable, net	179,005	194,080
Inventories	22,696	17,500
Prepaid expenses and other	29,423	36,059
Assets held for sale	40,274	31,879

Total current assets	284,398	288,203
Property and equipment, net	79,806	110,859
Other intangible assets, net	242,884	268,407
Goodwill	902,579	910,534
Other non-current assets	49,381	58,118

Total Assets	$1,559,048	$1,636,121

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$84,732	$78,794
Accrued expenses and other	143,112	173,987
Deferred revenues	157,314	173,607
Current maturities of long-term debt	24,919	22,195
Liabilities of businesses held for sale	26,980	16,049

Total current liabilities	437,057	464,632
Long-term debt	1,635,964	1,562,441
Shares subject to mandatory redemption	474,559	474,559
Deferred revenues	17,093	17,850
Deferred income taxes	75,172	61,364
Other non-current liabilities	64,023	68,530

Total Liabilities	2,703,868	2,649,376

Commitments and contingencies (Note 22)
Shareholders' deficiency:
Series J convertible preferred stock ($.01 par value, 1,319,093 shares issued and outstanding, aggregate liquidation and redemption value of $164,887 at December 31, 2003)	—	164,533
Common stock ($.01 par value, 350,000,000 shares authorized at December 31, 2004 and 2003 and 270,893,102 and 268,333,049 shares issued at December 31, 2004 and 2003, respectively)	2,709	2,683
Additional paid-in capital (including warrants of $31,690 at December 31, 2004 and 2003	2,354,778	2,345,152
Accumulated deficit	(3,426,263)	(3,447,710)
Accumulated other comprehensive loss	(167)	(176)
Unearned compensation	—	(175)
Common stock in treasury, at cost (8,442,409 shares and 8,610,491 shares at December 31, 2004 and 2003, respectively)	(75,877)	(77,562)

Total shareholders' deficiency	(1,144,820)	(1,013,255)

Total Liabilities and Shareholders Deficiency	$1,559,048	$1,636,121

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$35,470	$38,872	$(599,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,508	141,258	302,070
Gain on sale of businesses and other, net	(44,501)	(124,649)	(104,202)
Non-cash revenue related to assets-for-equity transactions	—	(284)	(7,570)
Equity in losses of equity method investments	64	4,256	6,146
Accretion of discount on acquisition obligation and other	1,886	3,392	2,591
Non-cash compensation	6,097	11,184	18,581
Cumulative effect of a change in accounting principle	—	—	388,508
Provision for impairment of investments	804	8,975	19,231
Deferred income taxes	13,808	11,864	49,500
Other, net	(17,081)	151	(9,039)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	16,157	1,436	43,162
Inventories	(7,056)	5,332	8,826
Prepaid expenses and other	2,372	15,580	11,510
Increase (decrease) in:
Accounts payable	4,414	(24,885)	(33,830)
Accrued expenses and other	(37,645)	(4,581)	(46,005)
Deferred revenues	15,602	(20,946)	(23,409)
Other non-current liabilities	(20,226)	(3,769)	23,634

Net cash provided by operating activities	44,673	63,186	50,281

Investing activities:
Additions to property, equipment and other, net	(34,500)	(39,497)	(39,163)
Proceeds from sale of businesses and other	70,351	213,677	241,864
Payments for businesses acquired, net of cash acquired	(2,385)	(22,786)	(3,969)
Proceeds from (payments for) other investments, net	17,321	(1,840)	(3,949)

Net cash provided by investing activities	50,787	149,554	194,783

Financing activities:
Borrowings under credit agreements	459,000	433,400	501,765
Repayments of borrowings under credit agreements	(538,000)	(514,225)	(644,909)
Payments for repurchases of senior notes	—	(375,675)	(64,437)
Proceeds from issuance of Senior Notes	175,000	300,000	—
Proceeds from issuances of common stock, net	3,295	1,182	1,435
Redemption of Series J Convertible Preferred Stock	(178,038)	—	—
Purchases of common stock for the treasury	—	(21,822)	—
Dividends paid to preferred stock shareholders	—	(33,928)	(49,806)
Deferred financing costs paid	(5,968)	(6,287)	(108)
Capital lease obligations	(6,201)	(4,954)	(3,739)
Other	(233)	(299)	(300)

Net cash used in financing activities	(91,145)	(222,608)	(260,099)

Increase (decrease) in cash and cash equivalents	4,315	(9,868)	(15,035)
Cash and cash equivalents, beginning of year	8,685	18,553	33,588

Cash and cash equivalents, end of year	$13,000	$8,685	$18,553

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$121,101	$133,128	$144,520

Cash interest paid on shares subject to mandatory redemption	$43,780	$10,945	$—

Cash taxes paid (refunds received), net	$1,192	$328	$(3,311)

Cash paid for severance, closures and restructuring related costs	$15,805	$15,152	$23,960

Businesses acquired:
Fair value of assets acquired	$25	$13,906	$—
Less: Liabilities assumed	(2,360)	(8,880)	(3,969)

Payments for businesses acquired, net of cash acquired	$2,385	$22,786	$3,969

Non-cash activities:
Assets acquired under capital lease obligations	$626	$9,608	$349

Issuance of warrants in connection with Emap acquisition and related financing	$—	$—	$5,891

Issuance of options to a related party in connection with services received	$—	$—	$990

Compensation expense in connection with SFAS 123 adoption	$—	$5,980	$—

Accretion in carrying value of exchangeable and convertible preferred stock	$353	$780	$7,865

Payments of dividends-in-kind on Series J Convertible Preferred Stock	$13,152	$19,096	$16,884

Carrying value of exchangeable preferred stock converted to common stock	$—	$18,566	$79,905

Fair value of common stock issued in connection with conversion of exchangeable preferred stock	$—	$17,578	$47,117

Asset-for-equity investments	$—	$—	$2,690

Repurchase of common stock for the treasury (settled in 2003)	$—	$—	$4,244

See notes to consolidated financial statements.

[This page intentionally left blank]

PRIMEDIA INC. AND SUBSIDIARIES

Statements of Shareholders' Deficiency

Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands, except per share amounts)

Balance at January 1, 2002
Comprehensive loss:
Net loss
Other Comprehensive loss:
Change in fair value of derivative instruments
Foreign currency translation adjustments

Comprehensive loss

Net compensation expense recognized in connection with About merger
Issuance of warrants in connection with EMAP acquisition
Issuances of common stock, net of issuance costs
Purchases of common stock
$10.00 Series D Exchageable Preferred Stock—cash dividends
$9.20 Series F Exchageable Preferred Stock—cash dividends
$8.625 Series H Exchageable Preferred Stock—cash dividends
Series J Convertible Preferred Stock—Dividends in kind (135,076 shares)
Conversions of preferred stock into common shares (including gain on conversions of $32,788)
Issuance of options to a consulting firm in connection with services received
Other

Balance at December 31, 2002
Comprehensive income:
Net income
Other Comprehensive income:
Foreign currency translation adjustments

Comprehensive income

Net compensation expense recognized in connection with About merger
Issuances of common stock, net
Purchases of common stock for the treasury
$10.00 Series D Exchageable Preferred Stock—cash dividends
$9.20 Series F Exchageable Preferred Stock—cash dividends
$8.625 Series H Exchageable Preferred Stock—cash dividends
Series J Convertible Preferred Stock—Dividends in kind (152,769 shares)
Conversions of preferred stock into common shares (including gain on conversion of $944)
Non-cash charges for stock-based compensation
Other

Balance at December 31, 2003
Comprehensive income:
Net income
Other Comprehensive income:
Foreign currency translation adjustments

Comprehensive income

Net compensation expense recognized in connection with About merger
Issuances of common stock, net
Non-cash charges for stock based compensation
Series J Convertible Preferred Stock—Dividends in kind (105,213 shares) and related accretion
Redemption of Series J convertible preferred stock

Balance at December 31, 2004

							Common Stock in Treasury
Series J Convertible Preferred Stock	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit		Unearned Compensation
	Shares	Par Amount					Shares	Amount	Total
$122,015	250,894,668	$2,509	$2,258,932	$(2,772,201)	$(2,122)	$(11,882)	7,793,175	$(77,843)	$(480,592)

				(599,423)					(599,423)
					1,897				1,897
					(22)				(22)

									(597,548)

						6,808			6,808
			5,891	(5,891)					—
	1,071,126	10	2,744						2,754
							2,860,465	(4,244)	(4,244)
				(19,394)					(19,394)
				(11,188)					(11,188)
				(20,102)					(20,102)
16,884				(16,884)					—
	14,360,306	144	75,517				(2,860,465)	4,244	79,905
			990						990
6,452	1,179,123	12	(7,983)			344	846,600	(12)	(1,187)

145,351	267,505,223	2,675	2,336,091	(3,445,083)	(247)	(4,730)	8,639,775	(77,855)	(1,043,798)

				38,872					38,872

					71				71

									38,943

						4,555			4,555
	827,826	8	3,018						3,026
							5,873,377	(17,578)	(17,578)
				(8,674)					(8,674)
				(4,546)					(4,546)
				(9,183)					(9,183)
19,096				(19,096)					—
			944				(5,873,377)	17,578	18,522
			5,980						5,980
86			(881)				(29,284)	293	(502)

164,533	268,333,049	2,683	2,345,152	(3,447,710)	(176)	(175)	8,610,491	(77,562)	(1,013,255)

				35,470					35,470
					9				9

									35,479

						175			175
	2,560,053	26	3,704	(518)			(168,082)	1,685	4,897
			5,922						5,922
13,505				(13,505)					—
(178,038)									(178,038)

$—	270,893,102	$2,709	$2,354,778	$(3,426,263)	$(167)	$—	8,442,409	$(75,877)	$(1,144,820)

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

        The Company's four business segments are Enthusiast Media, Consumer Guides, Business Information and Education. The Company's Enthusiast Media segment delivers content, both print and online, to consumers in various niche markets while monetizing the readership via advertising, subscription and newsstand sales. The Enthusiast Media segment includes enthusiast magazines, their related Web sites, events, licensing and merchandising and About.com, Inc. ("About") (see Note 27). The Company's Consumer Guides segment publishes and distributes rental apartment, new home and auto guides primarily in the United States in print and online formats. The Company's Business Information segment provides targeted publications, Web sites and exhibitions that bring sellers of business information and products together with qualified buyers in such fields as agriculture, communications, healthcare, media, professional services and transportation. The Company's Education segment produces and delivers education and training materials targeted to classroom audiences via satellite, DVD, CD-ROM, live events and over the Internet. The Education segment includes Channel One, Films Media Group and Interactive Medical Network ("IMN").

2.    Summary of Significant Accounting Policies

        Use of Estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowances for doubtful accounts, reserves for sales returns and allowances, provisions for severance, closures and restructuring related costs, provision for unclaimed property, purchase price allocations, impairments of investments, divestiture reserves, valuation of equity instruments and allowances for income taxes and the recoverability of long-lived assets including goodwill.

        Basis of Presentation.    The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

        Cash and Cash Equivalents.    Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Cash overdrafts representing outstanding checks of $29,402 and $30,949 at December 31, 2004 and 2003, respectively, have been reclassified to accounts payable on the accompanying consolidated balance sheets.

        Concentrations of Credit Risk.    Substantially all of the Company's trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers' credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 2004.

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

        Goodwill and Other Intangible Assets.    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life are no longer amortized but are subject to impairment tests, at least annually. Upon adoption, the Company ceased amortizing goodwill and indefinite lived intangible assets (primarily trademarks).

        The Company tests goodwill and indefinite lived intangible assets for impairment, and has established October 31 as the annual impairment test date, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit. See Note 7 for further discussion on SFAS 142.

        Finite-lived intangible assets are tested for impairment using a fair value approach whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 7 for further discussion on SFAS 144.

        Other Investments.    Investments where the Company has the ability to exercise significant influence over financial and accounting policies are accounted for under the equity method of accounting. The Company records its share of income (losses) of certain equity investees based upon the investee's most recent available financial information, typically on a three month lag. Investments where the Company does not have significant influence are accounted for under the cost method. Cost and equity method investments are included in other non-current assets on the accompanying consolidated balance sheets.

        Other investments are periodically reviewed by the Company for impairment whenever significant events or changes occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value. An impairment will be considered to have occurred when it is determined that the decline in fair value to a level below its carrying value is other than temporary, based on consideration of all available evidence. If it has been determined that an impairment in value has occurred, the carrying value of the investment would be written down to an amount equivalent to the fair value of the investment. The determination of fair value begins with a contemporaneous market price because that price reflects the market's most recent evaluation of the total mix of available information. Absent a contemporaneous market price, determination of fair value is based on all other available information, including but not limited to, recent financing obtained and/or projected revenue streams.

        Income Taxes.    Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

        Deferred Financing Costs.    Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness.

        Deferred Wiring and Installation Costs.    Wiring and installation costs incurred by Channel One have been capitalized and are being amortized under the straight-line method over the related estimated useful lives of 18 months.

        $10.00 Series D Exchangeable Preferred Stock ("Series D Exchangeable Preferred Stock"), $9.20 Series F Exchangeable Preferred Stock ("Series F Exchangeable Preferred Stock"), and $8.625 Series H Exchangeable Preferred Stock ("Series H Exchangeable Preferred Stock").    The Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock shall be referred to herein collectively as the "Exchangeable Preferred Stock." The Exchangeable Preferred Stock is stated at redemption value and classified as long-term liabilities in accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" effective July 1, 2003. Dividends on the Exchangeable Preferred Stock are classified as interest expense and the related issuance costs are classified as other assets on the consolidated balance sheet. Prior to July 1, 2003, dividends on the Exchangeable Preferred Stock were classified as preferred stock dividends and related accretion, net and the Exchangeable Preferred Stock was stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values was being accreted (using the interest method) by periodic charges to additional paid-in capital (see Note 12).

        Series J Convertible Preferred Stock.    Series J Convertible Preferred Stock was stated at fair value on the date of issuance less issuance costs. The difference between its carrying value and its redemption value was being accreted (using the interest method) by periodic charges to additional paid-in capital. The accretion is deducted in the calculation of income (loss) applicable to common shareholders. On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock (see Note 13).

        Stock-Based Compensation.    The Company has a stock-based employee compensation plan which is described more fully in Note 14. Effective January 1, 2003, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", under the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The adoption of SFAS 123 increased the loss from continuing operations for the year ended December 31, 2003 by $5,980, which includes a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President, and decreased income from continuing operations for the year ended December 31, 2004 by $2,603 (see Note 17).

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted-average assumptions were used for 2004, 2003 and 2002, respectively: risk-free interest rates of 2.86%, 2.99% and 4.61%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 83.83%, 80.65% and 122.20%; and a weighted-average expected life of the option of three, four and four years. The estimated fair value of options granted during 2004, 2003 and 2002 was $462, $7,195 and $12,423, respectively.

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

        The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all periods presented.

	Years Ended December 31,
	2004	2003	2002
Reported income (loss) applicable to common shareholders	$21,965	$(2,981)	$(647,079)
Add: stock-based employee compensation expense included in reported income (loss)	2,778	8,740	4,667
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	(11,390)	(27,433)	(36,092)

Pro forma net income (loss) applicable to common shareholders	$13,353	$(21,674)	$(678,504)

Per common share:
Reported basic and diluted income (loss)	$0.08	$(0.01)	$(2.55)
Pro Forma basic and diluted income (loss)	$0.05	$(0.08)	$(2.67)

        Revenue Recognition.    The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, ("SAB") No. 104 "Revenue Recognition" which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition". The changes noted in SAB 104 did not have a material impact on the Company's consolidated financial statements. The Company recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues.

        Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications' cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One's advertising revenues, net of commissions, are recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company as earned.

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

        The Company adopted EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" effective January 1, 2002. EITF No. 00-25, issued in April 2001, addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling price or the cost of the product. This issue was further addressed by EITF No. 01-9, issued in September 2001. The adoption of EITF No. 00-25 and EITF No. 01-9 resulted in a net reclassification of product placement costs relating to single copy sales, previously classified as distribution, circulation and fulfillment expense on the accompanying statements of consolidated operations, to reductions of revenues from such activities. The change in classification is industry-wide and had no impact on the Company's results of operations, cash flows or financial position.

        Barter Transactions.    The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths, advertising in properties of other companies and distribution related expenses. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, EITF No. 93-11, Accounting for Barter Transactions Involving Barter Credits, EITF No. 99-17, Accounting for Advertising Barter Transactions, and EITF 01-2, Interpretations of APB No. 29. Revenue from barter transactions is recognized in accordance with the Company's revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $12,100, $13,400 and $17,400 for the years ended December 31, 2004, 2003 and 2002, respectively, with approximately equal related expense amounts in each year.

        Editorial and Product Development Costs.    Editorial cost and product development cost are generally expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

        Advertising and Subscription Acquisition Costs.    Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $69,100, $68,400 and $79,200 during the years ended December 31, 2004, 2003 and 2002, respectively.

        Foreign Currency.    Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in Other Comprehensive Income within shareholders' deficiency on the accompanying consolidated balance sheets.

        Internal-Use Software.    In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and EITF No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's Web sites incurred during the application and infrastructure development phase have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include, but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS 144.

        Derivative Financial Instruments.    Derivative Financial Instruments are accounted for in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value regardless of the purpose or intent for holding them. If a derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the related change in the hedged item are recognized in operations. If a derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of consolidated operations when the hedged item affects operations. For a derivative that does not qualify as a hedge, changes in fair value are recognized in operations.

        Subsequent to the maturity of interest rate swap agreements in 2002, the Company has not been a party to and has not entered into any derivative contracts.

Recent Accounting Pronouncements

SFAS No. 151, Inventory Costs

        In November 2004, the FASB issued SFAS No. 151, which is an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

SFAS No. 123 (revised 2004), Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123(R) using the modified prospective method effective July 1, 2005, which will result in an increase in non-cash compensation expense. The Company is still evaluating the impact of the adoption of this standard.

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29

        In December 2004, the FASB issued SFAS No. 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the EITF reached a consensus on EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued EITF 03-01-a in September 2004 which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on the Company's consolidated financial statements.

EITF No. 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations

        In November 2004, the EITF reached a consensus on EITF No. 03-13, "Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The adoption of EITF 03-13 did not have a material impact on the Company's consolidated financial statements.

3.    Divestitures

2002

        In 2002, the Company completed several divestitures, the results of which have been included in discontinued operations in accordance with SFAS 144. These divestitures include the Modern Bride Group, Chicago, the American Baby group, IN New York, Horticulture and Doll Reader in the Enthusiast Media Segment, and Exit Info in the Consumer Guides segment. The related net gain on sale of businesses of $111,449 for the year ended December 31, 2002 has been included in discontinued operations on the accompanying statement of consolidated operations.

        During 2002, the Company completed the sale of several other properties, which did not qualify as discontinued operations under SFAS 144 since they had been previously classified as non-core businesses. The related net loss on sale of businesses of $7,247 is included in (gain) loss on sale of businesses and other, net, on the accompanying statement of consolidated operations for the year ended December 31, 2002. Proceeds from these sales were approximately $228,000 and were used to pay down the Company's outstanding debt and borrowings under the bank credit facility and for general corporate purposes. In connection with certain of the divestitures, the Company agreed to provide certain services to the purchasers including space rental and finance, sales and systems support at negotiated rates over specified terms.

2003

        During 2003, the Company completed several divestitures, the results of which have been included in discontinued operations in accordance with SFAS 144. In May 2003, the Company sold Seventeen magazine and its companion properties, including a number of Seventeen branded assets, Teen magazine, Seventeen.com, teenmag.com and Cover Concepts, an in-school marketing unit ("Seventeen"). In July 2003, the Company sold gURL.com, also a Seventeen property. These products were included in the Enthusiast Media Segment. In addition, the Company sold Sprinks, the pay per click advertising network, which served About.com and numerous third party distribution partners, and was part of the Enthusiast Media Segment, Realestate.com, which was part of the Consumer Guides segment, as well as Simba Information, Federal Sources and Cableworld, all part of the Business Information Segment. Proceeds from these divestitures in 2003 were approximately $213,000 and were used to pay down the Company's outstanding debt and borrowings under the bank credit facility and for general corporate purposes. The related gain on sale of businesses of $126,020 for the year ended December 31, 2003 has been included in discontinued operations on the accompanying statement of consolidated operations.

        During the year ended December 31, 2003, the Company finalized certain aspects of the 2002 dispositions which were classified as discontinued operations and recognized a net loss of $779.

        In addition, during the year ended December 31, 2003, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144. The related loss on the sale of these businesses of $591 for the year ended December 31, 2003 is included in (gain) loss on sale of businesses and other, net, on the accompanying statements of consolidated operations. Proceeds from these sales were approximately $850 and were used to pay down the Company's outstanding debt and borrowings under the bank credit facility.

2004

        In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company's revolving credit borrowings under its bank credit facilities with JPMorgan Chase

Bank, Bank of America, N.A., The Bank of New York and The Bank of Nova Scotia, as agents. The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations for the year ended December 31, 2004. Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen, resulting in a payment to the purchaser of $3,379 in January 2004.

        In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale were approximately $2,200, subject to standard post-closing adjustments.

        As of December 31, 2003, the Company had initiated plans to sell New York magazine and Kagan World Media and had classified the assets and liabilities of these businesses as held for sale on the accompanying consolidated balance sheet.

        In April of 2004, the Company sold About Web Services, the Web hosting business of About, part of the Enthusiast Media segment, the results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale were approximately $12,200, subject to standard post-closing adjustments.

        In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company's share of associated cash flows is not expected to be significant. Additionally, American Demographics was sold in November 2004. The operating results of these properties have been reclassified as discontinued operations for all periods presented.

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and is actively pursuing the sale of this division, excluding IMN. Workplace Learning was part of the Education segment (formerly known as the Education and Training segment) which was renamed to reflect the classification of Workplace Learning as a discontinued operation. The Company believes that there will not be a material loss relating to the sale of this division. Workplace Learning provides integrated learning solutions for more than eight million professionals in the industrial, healthcare, banking, automotive, fire and emergency, government and law, and security markets. The operating results of this division, excluding IMN, have been reclassified as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale as of December 31, 2004.

        Total revenues, net, and income before provision for income taxes included in discontinued operations for the years ended December 31, 2004, 2003 and 2002 on the accompanying statements of consolidated operations are as follows:

Included in Discontinued Operations

	Years Ended December 31,
	2004	2003	2002
Total revenues, net	$52,002	$184,254	$329,276

Income before provision for income taxes	$29,461	$88,921	$30,623

Balance Sheet Held for Sale

        The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of December 31, 2004 and 2003 have been reclassified to held for sale on the accompanying consolidated balance sheets as follows:

	December 31,
	2004	2003
ASSETS
Accounts receivable, net	$5,114	$8,010
Inventories	1,524	391
Prepaid expenses and other	588	907
Property and equipment, net	18,991	297
Other intangible assets, net	—	14,056
Goodwill	—	6,747
Other non-current assets	14,057	1,471

Assets held for sale	$40,274	$31,879

LIABILITIES
Accounts payable	$2,371	$3,115
Accrued expenses and other	4,177	11,791
Deferred revenues—current	5,545	1,110
Current portion of capital lease obligations	1,076	—
Long-term capital lease obligations	13,811	—
Other non-current liabilities	—	33

Liabilities of businesses held for sale	$26,980	$16,049

        Assets and liabilities classified as held for sale at December 31, 2003 have been sold as of December 31, 2004.

4.    Accounts Receivable, Net

        Accounts receivable, net, consisted of the following:

	December 31,
	2004	2003
Accounts receivable	$192,126	$212,144
Less: Allowance for doubtful accounts	10,526	14,129
Allowance for returns and rebates	2,595	3,935

	$179,005	$194,080

5.    Inventories

        Inventories consisted of the following:

	December 31,
	2004	2003
Raw materials	$15,097	$9,262
Work in process	98	230
Finished goods	7,501	8,008

	$22,696	$17,500

6.    Property and Equipment, Net

        Property and equipment, net, including those held under capital leases, consisted of the following:

		December 31,
	2004 Range of Lives (years)
		2004	2003
Land	—	$334	$334
Buildings and improvements	5-32	37,645	57,862
Furniture and fixtures	7	28,586	30,612
Machinery and equipment	3-10	106,025	126,789
Internal use software	2-7	91,783	84,302
School equipment	2-10	72,796	75,316
Other	2-32	17,467	16,256

		354,636	391,471
Less: Accumulated depreciation and amortization		274,830	280,612

		$79,806	$110,859

        Included in property and equipment are assets which were acquired under capital leases in the amount of $16,424 and $52,584 with accumulated amortization of $9,984 and $25,328 at December 31, 2004 and 2003, respectively (see Note 22).

7.    Goodwill, Other Intangible Assets and Other

        On January 1, 2002, in connection with the adoption of SFAS 142, the Company reviewed its goodwill and indefinite lived intangible assets (primarily trademarks) for impairment and determined that certain of these assets were impaired. As a result, the Company recorded an impairment charge within cumulative effect of a change in accounting principle of $388,508 ($1.53 per share) effective in the first quarter 2002.

        SFAS 142 requires companies to assess goodwill and indefinite lived intangible assets for impairment at least once a year subsequent to adoption. Any impairment subsequent to the initial implementation is recorded in operating income. The Company established October 31 as the annual impairment test date and accordingly evaluated its goodwill and trademarks which resulted in impairment charges recorded to amortization expense of $7,853 ($0.03 per share), $13,780 ($0.05 per share), and $71,072 ($0.28 per share), as of October 31, 2004, 2003 and 2002, respectively.

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

        As a result of the Company's impairment testing under SFAS 142, impairment charges by operating segment were as follows:

	Enthusiast Media	Business Information	Education	Total(1)
January 1, 2002(2)
Goodwill	$129,563	$155,583	$44,513	$329,659
Trademarks	37,863	13,611	7,375	58,849

	$167,426	$169,194	$51,888	$388,508

October 31, 2002(3)
Goodwill	$22,122	$46,577	$1,554	$70,253
Trademarks	710	109	—	819

	$22,832	$46,686	$1,554	$71,072

October 31, 2003(3)
Goodwill	$—	$—	$8,395	$8,395
Trademarks	2,337	—	3,048	5,385

	$2,337	$—	$11,443	$13,780

October 31, 2004
Trademarks	$—	$1,153	$6,700	$7,853

	$—	$1,153	$6,700	$7,853

(1)
There were no impairments for the Consumer Guides segment under SFAS 142 for any period presented.

(2)
Charged to cumulative effect of a change in accounting principle.

(3)
Impairments have been reclassified to reflect discontinued operations.

        In connection with the results of the SFAS 142 impairment tests summarized above, factors indicated that the carrying value of certain finite lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken as of January 1, 2002 and October 31, 2002 resulting in impairment charges of $6,609 ($0.03 per share) and $24,436 ($0.10 per share), respectively.

        A summary of the Company's impairment charges as a result of SFAS 144, by operating segment, were as follows:

	Enthusiast Media	Education	Total(1)
January 1, 2002(2)
Amortization of intangible assets, goodwill and other	$6,245	$—	$6,245
Depreciation of property and equipment	364	—	364

	$6,609	$—	$6,609

October 31, 2002(3)
Amortization of intangible assets, goodwill and other	$—	$16,143	$16,143
Depreciation of property and equipment	—	8,293	8,293

	$—	$24,436	$24,436

(1)
There were no impairments for the Consumer Guides and Business information segments under SFAS 144 for any period presented.

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

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the Company records a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but will continue to amortize these intangibles for tax purposes. For 2004, 2003 and 2002, income tax expense primarily consists of deferred income taxes of $13,808, $11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record approximately $16,000 to increase deferred tax liabilities during 2005.

        Changes in the carrying amount of goodwill by operating segment are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Education	Total
Balance as of January 1, 2003	$731,895	$90,401	$122,080	$28,163	$972,539
Third quarter impairment charge related to discontinued operations	—	—	—	(19,768)	(19,768)
Annual impairment charge	—	—	—	(8,395)	(8,395)
Purchase price allocation adjustments for valuation reports and acquisition reserve adjustments	1,761	7,160	414	—	9,335
Goodwill written off related to the sale of businesses	(32,174)	(1,753)	(2,542)	—	(36,469)
Goodwill allocated to assets held for sale	(6,142)	—	(605)	—	(6,747)
Other	—	—	39	—	39

Balance as of December 31, 2003	695,340	95,808	119,386	—	910,534
Purchase price allocation adjustments for valuation reports and acquisition reserve adjustments	—	193	—	—	193
Goodwill written off related to the sale of businesses	(6,429)	—	(1,719)	—	(8,148)

Balance as of December 31, 2004	$688,911	$96,001	$117,667	$—	$902,579

        A reconciliation of the reported net income (loss) and income (loss) per common share to the amounts adjusted for the cumulative effect of a change in accounting principle and the deferred provision for income taxes follows:

	Years Ended December 31,
	2004	2003	2002
Reported income (loss) applicable to common shareholders	$21,965	$(2,981)	$(647,079)
Cumulative effect of a change in accounting principle	—	—	388,508
Deferred provision for income taxes	13,808	11,864	49,500

Adjusted income (loss) applicable to common shareholders	$35,773	$8,883	$(209,071)

Per common share:
Reported income (loss) applicable to common shareholders	$0.08	$(0.01)	$(2.55)
Cumulative effect of a change in accounting principle	—	—	1.53
Deferred provision for income taxes	0.06	0.04	0.20

Adjusted income (loss) applicable to common shareholders	$0.14	$0.03	$(0.82)

        Intangible assets subject to amortization after the adoption of SFAS 142 consist of the following:

		December 31,
		2004			2003
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$20,449	$20,449	$—	$21,013	$19,845	$1,168
Membership, subscriber and customer lists	2-20	290,917	268,021	22,896	348,346	315,860	32,486
Non-compete agreements	1-10	136,226	135,042	1,184	137,829	134,093	3,736
Trademark license agreements	2-15	2,984	2,917	67	2,984	2,899	85
Copyrights	3-20	17,940	17,344	596	20,550	19,609	941
Databases	2-12	9,334	9,000	334	9,353	8,627	726
Advertiser lists	5-20	135,978	126,687	9,291	135,978	122,852	13,126
Distribution agreements	1-7	10,410	10,410	—	10,410	10,410	—
Other	1-5	9,804	9,804	—	9,804	9,804	—

		$634,042	$599,674	$34,368	$696,267	$643,999	$52,268

        Intangible assets not subject to amortization had a carrying value of $208,516 and $216,139 at December 31, 2004 and 2003, respectively, and consisted of trademarks. Amortization expense for other intangible assets still subject to amortization (excluding provision for impairment in 2003 and 2002) was $17,541, $32,202 and $46,836 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of deferred wiring costs (excluding provision for impairment) of $1,275, $7,607 and $10,703 for the years ended December 31, 2004, 2003 and 2002, respectively, has also been included in amortization of intangible assets, goodwill and other on the accompanying statements of consolidated operations. At December 31, 2004, estimated future amortization expense of other intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $11,000, $7,000, $5,000, $4,000 and $3,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

8.    Other Non-Current Assets

        Other non-current assets consisted of the following:

	December 31,
	2004	2003
Deferred financing costs, net	$27,631	$26,753
Deferred wiring and installation costs, net	1,203	2,075
Direct-response advertising costs, net	10,395	10,419
Video mastering and programming costs, net	3,188	12,835
Cost and equity method investments	4,787	4,938
Other	2,177	1,098

	$49,381	$58,118

        The deferred financing costs include $5,922 and $7,264 at December 31, 2004 and 2003, respectively, of issuance costs related to the Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock which are now collectively described as shares subject to mandatory redemption (see Note 12).

        The deferred financing costs are net of accumulated amortization of $23,571 and $18,567 at December 31, 2004 and 2003, respectively. The deferred wiring and installation costs are net of accumulated amortization of $75,610 and $77,107 at December 31, 2004 and 2003, respectively. Direct-response advertising costs are net of accumulated amortization of $11,121 and $41,185 at December 31, 2004 and 2003, respectively. Video mastering and programming costs are net of accumulated amortization of $5,120 and $52,841 at December 31, 2004 and 2003, respectively.

        The Company recorded $64, $4,256 and $6,146 of losses from equity method investments during the years ended December 31, 2004, 2003 and 2002, respectively. These equity method losses are included in other income (expense), net on the accompanying statements of consolidated operations.

        During the years ended December 31, 2004, 2003 and 2002, the write downs of direct-response advertising costs were not significant.

Provision for Impairment of Investments

        Investments are continually reviewed by the Company for impairment whenever significant events occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value.

        If an investment is deemed to be other than temporarily impaired, its carrying value will be reduced to fair market value. During the years ended December 31, 2004, 2003 and 2002, the Company recorded provisions for impairment of its investments of $804, $8,975 and $19,045, respectively. The Company recorded impairments on these investments as the decline in the value was deemed other than temporary. In determining such impairments, the Company considered the impact of the investees' current year performance and future business plans, and in certain circumstances, the Company utilized the results of work performed by independent valuation specialists.

Sale of Investments

        For the year ended December 31, 2004, the Company sold all of its equity investment in approximately 36% of the stock of All About Japan, Inc. for proceeds of approximately $16,700. The investment had no carrying value at the time of the sale due to the recording of historical losses as well as impairment charges recorded in 2001. The Company recognized a gain on the sale of approximately $16,700. For the years ended December 31, 2003 and 2002, the Company sold certain investments for proceeds of $2,252 and $323, respectively, and realized gains on these sales of $517 and $28 for the years ended December 31, 2003 and 2002, respectively. All gains described above are included in other income (expense), net, on the accompanying statements of consolidated operations.

9.    Accrued Expenses and Other

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2004	2003
Payroll, commissions and related employee benefits	$41,143	$55,678
Rent and lease liabilities	7,781	11,938
Retail display costs and allowances	14,620	14,782
Promotion costs	—	2,214
Royalties	2,273	2,422
Circulation costs	6,531	10,353
Professional fees	4,288	7,074
Taxes	12,843	10,608
Deferred purchase price	565	1,694
Interest payable	17,549	16,092
Interest payable on shares subject to mandatory redemption	10,947	10,945
Other	24,572	30,187

	$143,112	$173,987

        The above amounts include $2,064 and $4,120 of restructuring related payroll costs, $280 and $730 of contract termination costs and $6,695 and $10,074 of restructuring related leases at December 31, 2004 and 2003, respectively.

10.    Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2004	2003
Borrowings under bank credit facilities	$480,406	$559,906
7 5/8% Senior Notes Due 2008	225,581	225,443
8 7/8% Senior Notes Due 2011	470,390	469,820
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	—

	1,651,377	1,555,169
Obligation under capital leases and other (see Note 22)	9,506	29,467

	1,660,883	1,584,636
Less: Current maturities of long-term debt	24,919	22,195

	$1,635,964	$1,562,441

        On April 29, 2004, the Company amended its credit facilities agreement with various financial institutions with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York, and The Bank of Nova Scotia, as agents (the "bank credit facilities"). The debt under the bank credit facilities agreement, including term loan C, and as otherwise permitted under the bank credit facilities agreement and the indebtedness relating to the 7 5/8% Senior Notes, 8 7/8% Senior Notes, 8% Senior Notes and Senior Floating Rate Notes of the Company (together referred to as "Senior Notes") is secured by a pledge of the stock of PRIMEDIA Companies Inc., an intermediate holding company, owned directly by the Company, which owns directly or indirectly all shares of PRIMEDIA subsidiaries that guarantee such debt.

        On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010, and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year and the term loan C at LIBOR plus 4.375% per year. The Company applied the combined net proceeds from the Senior Floating Rate Notes offering and the term loan C credit facility to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility. The purpose of these borrowings was to redeem the Company's Series J Convertible Preferred Stock, which was completed on July 7, 2004 (see Note 13 for further discussion).

        Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The Company made voluntary pre-payments toward the term loans A and B and voluntary permanent reductions of the bank credit facilities revolving loan commitment consisting of the following for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Term A (cash pre-payment)	$30,000	$5,000
Term B (cash pre-payment)	120,000	21,000
Revolving loan (commitment reduction)	21,350	24,000

Total	$171,350	$50,000

        The bank credit facilities consisted of the following at December 31, 2004:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities	$405,650	$60,000	$252,906	$99,500	$818,056
Borrowings Outstanding	(68,000)	(60,000)	(252,906)	(99,500)	(480,406)
Letters of Credit Outstanding	(19,889)	—	—	—	(19,889)

Unused Bank Commitments	$317,761	—	—	—	$317,761

        With the exception of the term loans B and C, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At December 31, 2004 and 2003, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 5.0% and 3.6%, respectively.

        Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first and second quarters of 2004, the Company's commitment fees were paid at a weighted average rate of 0.375%, during the third quarter of 2004, 0.432% and during the fourth quarter of 2004, 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

        The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, commencing June 30, 2005, with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $42,700 in 2005, $64,050 in 2006, $128,100 in 2007 and a final reduction of $170,800 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $20,764 in 2005, 2006 and 2007, $12,192 in 2008 and $337,922 in 2009.

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

        The bank credit facilities and Senior Note agreements of the Company contain certain customary events of default which generally give the banks or the noteholders, as applicable, the right to accelerate payments of outstanding debt. Under the bank credit facilities agreement, these events include:

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

        10 1/4% Senior Notes.    On March 5, 2003, the Company redeemed the remaining $84,175 of the 10 1/4% Senior Notes at the carrying value of $84,175, plus accrued interest. These notes were redeemed 15 months prior to maturity. The Company funded this transaction with additional borrowings under its bank credit facilities. The redemption resulted in a write-off of unamortized issuance costs of $343 which is recorded in other, net, on the accompanying statement of consolidated operations for the year ended December 31, 2003.

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

        7 5/8% Senior Notes.    Interest is payable semi-annually in April and October at the annual rate of 7 5/8%. The 7 5/8% Senior Notes mature on April 1, 2008, with no sinking fund requirements. The 7 5/8%

Senior Notes are redeemable in whole or in part, at the option of the Company, at 102.542% in 2004 with annual reductions each April to 100% in 2006 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $534 and $672 at December 31, 2004 and 2003, respectively.

        8 7/8% Senior Notes.    The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $5,110 and $5,680 at December 31, 2004 and 2003, respectively.

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

        Senior Floating Rate Notes.    On May 14, 2004, the Company issued $175,000 of Senior Floating Rate Notes at par. Interest is payable quarterly in February, May, August and November at the annual rate equal to the three month LIBOR plus 5.375%. The Floating Rate Senior Notes mature on May 15, 2010 with no sinking fund requirements and may not be redeemed prior to May 15, 2007 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2007, the notes are redeemable in whole or in part at the option of the Company, at 103% in 2007 with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest.

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

        The Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

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

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facilities agreement, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which as defined in the bank credit facilities agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses. The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group, which management believes are on an arms length basis and as permitted by the bank credit facilities and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company's properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

        The scheduled repayments of all debt outstanding, net of unamortized discount, including capital leases as of December 31, 2004, are as follows:

Years Ending December 31,	Debt	Capital Lease Obligations and Other	Total
2005	$20,764	$4,155	$24,919
2006	20,764	2,820	23,584
2007	20,764	879	21,643
2008	305,773	544	306,317
2009	337,922	461	338,383
Thereafter	945,390	647	946,037

	$1,651,377	$9,506	$1,660,883

11.    Income Taxes

        At December 31, 2004, the Company had aggregate net operating and capital loss carryforwards for Federal and State income tax purposes of $1,684,847 which will be available to reduce future taxable income. The utilization of such net operating losses ("NOLs") and capital losses is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The capital losses may only be used to offset future capital gains. The NOLs and capital losses are scheduled to expire in the following years:

	Federal NOLs	Capital Losses	Total
2005	$102,404	$42,994	$145,398
2006	87,903	236,893	324,796
2007	51,084	10,843	61,927
2008	85,449	—	85,449
2009	70,105	—	70,105
2010	153,320	—	153,320
2011	32,389	—	32,389
2012	63,737	—	63,737
2017	15,144	—	15,144
2018	75,647	—	75,647
2019	54,777	—	54,777
2020	118,476	—	118,476
2021	308,781	—	308,781
2022	58,375	—	58,375
2023	76,708	—	76,708
2024	39,818	—	39,818

Total	$1,394,117	$290,730	$1,684,847

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company's deferred income taxes are as follows:

	December 31,
	2004			2003
	Federal	State	Total	Federal	State	Total
Deferred income tax assets:
Difference between book and tax basis of accrued expenses and other	$17,806	$4,424	$22,230	$11,876	$3,479	$15,355
Difference between book and tax basis of other intangible assets	104,632	25,996	130,628	115,887	33,950	149,837
Operating loss carryforwards	450,363	77,714	528,077	455,609	71,436	527,045
Capital loss carryforwards	97,850	11,160	109,010	115,110	5,900	121,010
Net unrealized loss on investments	16,930	4,206	21,136	16,357	4,792	21,149

Total	$687,581	$123,500	$811,081	$714,839	$119,557	$834,396

Deferred income tax liabilities:
Difference between book and tax basis of indefinite lived intangible assets	$60,719	$14,453	$75,172	$47,460	$13,904	$61,364
Difference between book and tax basis of property and equipment	13,366	3,321	16,687	7,543	2,210	9,753
Other	8,031	1,995	10,026	6,702	1,964	8,666

Total	82,116	19,769	101,885	61,705	18,078	79,783

Net deferred income tax assets	605,465	103,731	709,196	653,134	101,479	754,613
Less: Valuation allowance	(666,184)	(118,184)	(784,368)	(700,594)	(115,383)	(815,977)

Net	$(60,719)	$(14,453)	$(75,172)	$(47,460)	$(13,904)	$(61,364)

        The components of the provision for income tax expense (benefit) are as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$(3,144)
State and local	1,512	1,356	—

Total current expense (benefit)	1,512	1,356	(3,144)

Deferred:
Federal	47,669	42,854	(107,762)
State and local	(2,252)	11,769	(19,309)

Total	45,417	54,623	(127,071)
Change in valuation allowance	(31,609)	(42,759)	176,571

Total deferred provision	13,808	11,864	49,500

Total provision for income taxes	$15,320	$13,220	$46,356

        The provision for income taxes is included in the Company's Statements of Consolidated Operations as follows:

	2004	2003	2002
Continuing operations	$14,945	$12,220	$46,375
Discontinued operations	375	1,000	(19)

Total provision for income taxes	$15,320	$13,220	$46,356

        A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the loss from continuing operations is set forth below:

	2004	2003	2002
Tax expense (benefit) at federal statutory rate	$7,466	$(13,240)	$(68,318)
State/Local taxes, net of federal impact	(2,377)	(287)	(2,415)
Non-deductible amortization and impairments	—	2,552	16,557
Interest on shares subject to mandatory redemption	15,323	7,661	—
Change in valuation allowance	(27,076)	10,605	107,764
NOL expiration and other adjustments	21,123	3,414	—
Other, net	486	1,515	(4,069)
NOL carryback refund	—	—	(3,144)

Income Tax Expense	$14,945	$12,220	$46,375

        Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. Therefore, as a result of the adoption of SFAS 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis of the indefinite-lived intangibles but will continue to amortize these intangibles for tax purposes. For 2004, 2003 and 2002, the Company recorded a deferred income tax expense of $13,808, $11,864 and $49,500, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite lived intangible assets. The income tax expense recorded in 2004 and 2003 includes a current state and local tax provision of $1,512 and $1,356, net of refunds received, respectively. The income tax expense recorded in 2002 is net of tax refunds received of $3,144.

        A portion of the valuation allowance in the amount of approximately $111,212 at December 31, 2004 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

        PRIMEDIA's tax returns are subject to examination by the applicable taxing authorities. The Company believes adequate provision for all outstanding issues has been made for all open years and that, as of December 31, 2004, the accrual for income taxes payable is sufficient to cover any expected liabilities arising from any such examination.

12.    Shares Subject to Mandatory Redemption (the Company's Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

        On July 1, 2003, the Company prospectively adopted SFAS 150, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock ($474,559 at December 31, 2004 and 2003). Such stock is now collectively described as "shares subject to mandatory redemption" on the accompanying consolidated balance sheets. Each series individually is legally known as Exchangeable Preferred Stock. SFAS 150 requires related issuance costs of $5,922 and $7,264 to be classified as other non-current assets on the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. SFAS 150 also requires that the related dividends on these shares be described as "interest on shares subject to mandatory redemption" and included in income (loss) from continuing operations whereas prior to July 1, 2003 they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2004 and 2003 by $45,124 and $22,547, respectively. These amounts primarily represent interest on shares subject to mandatory redemption of $43,780 and $21,889 and amortization of issuance costs of $1,344 and $658, which is included in the amortization of deferred financing costs on the accompanying statements of consolidated operations for the years ended December 31, 2004 and 2003, respectively. If SFAS 150 was adopted on January 1, 2002, loss from continuing operations would have increased by $22,670 and $18,431 for the years ended December 31, 2003 and 2002, respectively. The 2003 and 2002 increase to loss from continuing operations has been reduced by a net gain of $944 and $32,788, respectively, on exchanges of the preferred stock.

        Shares subject to mandatory redemption consist of the following:

	December 31,
	2004	2003
$10.00 Series D Exchangeable Preferred Stock ($.01 par value, 2,000,000 shares authorized and 1,674,867 shares issued and outstanding at December 31, 2004 and 2003)	$167,487	$167,487
$9.20 Series F Exchangeable Preferred Stock ($.01 par value, 1,250,000 shares authorized and 953,328 shares issued and outstanding at December 31, 2004 and 2003)	95,333	95,333
$8.625 Series H Exchangeable Preferred Stock ($.01 par value, 2,500,000 shares authorized and 2,117,391 shares issued and outstanding at December 31, 2004 and 2003)	211,739	211,739

	$474,559	$474,559

        $10.00 Series D Exchangeable Preferred Stock.    Annual dividends of $10.00 per share on the Series D Exchangeable Preferred Stock are cumulative and payable quarterly, in cash. On or after February 1, 2001, the Series D Exchangeable Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid dividends. The Company is required to redeem the Series D Exchangeable Preferred Stock on February 1, 2008 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series D Exchangeable Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date, into 10% Class D Exchangeable Subordinated Exchange Debentures due 2008 provided the Company is in compliance with the terms of its bank credit facilities agreement. The liquidation and redemption value at December 31, 2004 and 2003 was $167,487.

        $9.20 Series F Exchangeable Preferred Stock.    Annual dividends of $9.20 per share on the Series F Exchangeable Preferred Stock are cumulative and payable quarterly, in cash. The Company is required to redeem the Series F Exchangeable Preferred Stock on November 1, 2009 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series F Exchangeable Preferred Stock is exchangeable into 9.20% Class F Subordinated Exchange Debentures due 2009, in whole but not in part, at the option of the Company on any scheduled dividend payment date provided the Company is in compliance with the terms of its bank credit facilities agreement. As of December 31, 2004 and 2003, the liquidation and redemption value of the Series F Exchangeable Preferred Stock was $95,333.

        $8.625 Series H Exchangeable Preferred Stock.    Annual dividends of $8.625 per share on the Series H Exchangeable Preferred Stock are cumulative and payable quarterly, in cash. On or after April 1, 2003, the Series H Exchangeable Preferred Stock may be redeemed in whole or in part, at the option of the Company, at prices ranging from 104.313% with annual reductions to 100% in 2006, plus accrued and unpaid dividends. The Company is required to redeem the Series H Exchangeable Preferred Stock on April 1, 2010 at a redemption price equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H Exchangeable Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, on any scheduled dividend payment date into 8 5/8% Class H Subordinated Exchange Debentures due 2010 provided the Company is in compliance with the terms of its bank credit facilities agreement. As of December 31, 2004 and 2003, the liquidation and redemption value of the Series H Exchangeable Preferred Stock was $211,739.

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

        The Company recognized net gains of $959 and $32,788 on these exchanges for the years ended December 31, 2003 and 2002, respectively. Of the 2003 gain, $944 is included in additional paid-in capital on the Company's consolidated balance sheet as of December 31, 2003 and $15 is included in other, net on the Company's statement of consolidated operations for the year ended December 31, 2003 due to the adoption of SFAS 150 effective July 1, 2003.

        The gains on these exchanges are net of the write-offs of unamortized issuance costs of $313 and $1,686 for the year ended December 31, 2003 and 2002, respectively. Of the 2003 cost, $284 is included in additional paid-in capital on the Company's consolidated balance sheet as of December 31, 2003 and $29 is included in other, net on the Company's statement of consolidated operations for the year ended December 31, 2003 due to the adoption of SFAS 150 effective July 1, 2003.

        There were no exchanges of Exchangeable Preferred Stock in 2004.

13.    Series J Convertible Preferred Stock

        On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility.

        As of December 31, 2003, the Company had $164,533 of Series J Convertible Preferred Stock outstanding. Dividends on the Series J Convertible Preferred Stock accrued quarterly, at an annual rate of 12.5%, and were payable quarterly in-kind. The Company paid dividends-in-kind of 105,213 and 152,769 shares of Series J Convertible Preferred Stock valued at $13,152 and $19,096 during the years ended December 31, 2004 and 2003, respectively.

14.    Common Stock and Related Options

        In 2002, the Board of Directors approved and the shareholders ratified an amendment to the Company's Certificate of Incorporation, which increased the number of authorized shares of the Company's common stock from 300,000,000 to 350,000,000.

        Share Repurchases.    See Note 12 for discussion of the Company's repurchase of the Company's common stock in connection with preferred stock exchanges.

        Stock Purchase and Option Plans.    Effective January 1, 2003, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.

        Due to the adoption of SFAS 123 in the fourth quarter of 2003, effective as of January 1, 2003, the Company recorded a non-cash compensation charge of $5,980, which includes a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President. In addition, the Company recorded a non-cash compensation charge of $2,603 related to stock options and shares issued under the Employee Stock Purchase Plan for the year ended December 31, 2004.

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

        In April 2002, the Company granted certain executives an aggregate total of 6,630,000 options to purchase shares of the Company's common stock. The exercise price of these options range from $4.00 per share to $6.00 per share. The options granted at $4.00 per share vest monthly over a four-year period following the date of the grant. The remaining options vest in 2010 unless the Company achieves certain earnings targets. Upon the achievement of these targets, the vesting of the respective options is accelerated upon the financial statements for the relevant year being finalized. These earnings targets were not achieved as of December 31, 2004.

        On May 24, 2002, consistent with the past practices of the Company, as part of the directors compensation for non-management, non-KKR directors, the Company granted Messrs, Bell, Feldberg and Greeniaus 50,000 options each to purchase common stock of the Company at an exercise price of $2.02 per share under the Stock Option Plan. On September 17, 2003, consistent with the past practices of the Company, upon becoming a director, Mr. Dattels was granted 50,000 options to purchase common stock of the Company at an exercise price of $2.95 per share under the Stock Option Plan. These options vest annually over a four-year period following the date of grant and are included in the stock option table below.

        In the fourth quarter of 2003, the Company granted certain executives an aggregate total of 3,642,750 options to purchase shares of the Company's common stock. The exercise prices of these options range from $2.90 per share to $3.09 per share. The options granted at $2.90 per share vest annually over a three-year period following the date of the grant. The remaining options vest over a four-year period (50% at the second anniversary and 25% at each of the third and fourth year anniversaries). Additionally, the Company granted 213,500 options to other employees in 2003.

        A summary of the status of the Company's Stock Option Plan as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates are presented below:

	2004			2003			2002
	Options	Exercise Price	Weighted Average Exercise Price	Options	Exercise Price	Weighted Average Exercise Price	Options	Exercise Price	Weighted Average Exercise Price
Outstanding—beginning of year	28,548,319	$0.08-$38.45	$7.59	29,068,881	$0.08-$55.33	$8.67	28,752,939	$0.08-$55.33	$9.82
Granted	311,000	$2.06-$ 3.80	$2.69	3,906,250	$1.98-$ 3.09	$2.98	6,993,500	$1.01-$ 6.00	$4.96
Exercised	(1,100,824)	$0.27-$ 2.90	$2.55	(117,776)	$0.14-$ 2.32	$1.58	(195,944)	$0.05-$ 2.89	$0.47
Forfeited	(2,256,218)	$0.22-$38.45	$9.45	(4,309,036)	$0.43-$55.33	$8.69	(6,481,614)	$0.43-$55.33	$12.49

Outstanding—end of year	25,502,277	$0.08-$36.52	$7.92	28,548,319	$0.08-$38.45	$7.59	29,068,881	$0.08-$55.33	$8.67

Exercisable—end of year	19,385,870	$0.08-$36.52	$8.94	18,415,642	$0.08-$38.45	$8.87	17,334,634	$0.08-$55.33	$9.72

        The weighted-average fair value per option for options granted in 2004, 2003 and 2002 was $1.49, $1.84 and $1.78, respectively.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Range of Exercise Prices	Number Outstanding at 12/31/04	Number Exercisable at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$ 0.08 - $ 0.43	61,391	61,391	3	$0.28	$0.28
$ 1.20 - $ 1.98	793,940	622,148	6	1.85	1.85
$ 2.02 - $ 2.98	1,933,067	613,606	4	2.80	2.78
$ 3.09 - $ 3.80	2,067,000	533,000	7	3.09	3.10
$ 4.00 - $ 5.95	7,200,702	5,658,014	6	4.73	4.77
$ 6.00 - $ 9.83	4,168,088	2,906,280	6	6.79	7.05
$10.13 - $19.81	9,123,608	8,837,243	5	13.39	13.27
$20.00 - $36.52	154,481	154,188	5	26.04	26.05

	25,502,277	19,385,870	5	$7.92	$8.94

        In 2003, the Company granted to certain executives an aggregate total of 3,149,500 restricted shares. The majority of these shares vest annually over a four-year period following the date of the grant. The remaining restricted shares vest over periods ranging from four months to three years.

        In 2004, the Company granted to certain employees an aggregate total of 94,050 restricted shares at a weighted-average grant date fair value of $2.75. These shares vest over periods ranging from two months to three years.

        The Company had reserved approximately 201,921 shares of the Company's common stock for future grants in connection with the Stock Option Plan at December 31, 2004.

        Employee Stock Purchase Plan ("ESPP").    During March 2000, the Company approved and implemented the PRIMEDIA Employee Stock Purchase Plan. The ESPP is intended to encourage long-term investment in the Company and to assist eligible employees of the Company and its eligible subsidiaries to purchase common stock of the Company through payroll deductions at a discount. The ESPP permits full-time or part-time employees who customarily work at least 20 hours per week and five months per year to purchase shares of the Company's common stock at the lesser of 90% of the closing stock price on the first or last day of the offering period. Effective January 1, 2004, the ESPP was amended to provide that the purchase price of shares through the ESPP is 90% of the closing stock price on the last day of the offering period. Due to the adoption of SFAS 123 (see Note 2), charges totaling $306 and $370 were recorded to non-cash compensation relating to the ESPP for the years ended December 31, 2004 and 2003, respectively, on the Company's statements of consolidated operations.

        The following table summarizes information about shares purchased under the ESPP during the three years ended December 31, 2004:

Offering period	Issuance Date	Number of Shares	Share Purchase Price
1/1/02 - 6/30/02	7/1/2002	573,986	$1.098
7/1/02 - 12/31/02	1/1/2003	365,207	1.206
1/1/03 - 6/30/03	7/1/2003	266,743	2.034
7/1/03 - 12/31/03	1/1/2004	194,044	2.547
1/1/04 - 6/30/04	7/1/2004	153,448	2.502
7/1/04 - 12/31/04	1/1/2005	108,562	3.420

		1,661,990

        The Company had reserved approximately 2,816,000 shares of the Company's common stock for future grants, subsequent to the January 2005 grant, in connection with the ESPP at December 31, 2004.

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

        In 2001, the Company retained Capstone Consulting LLC ("Capstone") to provide consulting services to the Company primarily to identify and advise on potential opportunities to reduce costs at the Company. On July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. These options are fully vested as of the grant date, have a ten-year life and an exercise price of $1.80 per share. The exercise price equals 200% of the share price on the grant date. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the year ended December 31, 2002. These options are not included in the above stock option table. In 2004 and 2003, the Company paid Capstone $162 and $699, respectively, in cash for consulting services received. Mr. Nelson (the Chairman of the Board and a director of PRIMEDIA), who was first elected to the Board in April 2003, is the Chief Executive Officer of Capstone and possesses sole voting and investment power with respect to such options and any shares received upon exercise of such options. Additionally, although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone (see Notes 17 and 23).

15.   Basic and Diluted Income (Loss) Per Common Share

        Income (loss) per common share for the years ended December 31, 2004, 2003, and 2002 has been determined based on income (loss) available to common shareholders, divided by the weighted average number of common shares outstanding for all years presented.

        Potentially dilutive common shares include the effect of stock options, warrants and convertible preferred stock. The securities that could potentially dilute basic EPS in the future consisted of approximately 35 million, 62 million and 61 million stock options, warrants and Series J Convertible Preferred Stock at December 31, 2004, 2003, and 2002, respectively but were not included in the computation of diluted income (loss) per share because the effect of their inclusion would be antidilutive.

16.    Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss as of December 31, 2004 and 2003 primarily represents foreign currency translation adjustments of $167 and $176, respectively.

17.    Non-Cash Compensation

	Years ended December 31,
	2004	2003	2002
Restricted stock-About(1)	$—	$1,793	$2,210
Stock options-About(1)	—	1,478	1,892
Shortfall Payment-About(2)	—	—	2,635
Amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About merger	175	1,282	2,775
Stock options-Capstone(3)	—	—	990
Stock Based Compensation (SFAS 123)(4)	2,603	5,980	—
Other(5)	3,319	651	—

Total	$6,097	$11,184	$10,502

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

(3)
On July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. Related non-cash compensation of $990, determined using the Black Scholes pricing model, was recorded for the year ended December 31, 2002. See Notes 14 and 23 for additional information regarding the terms of the option grant and the services provided by Capstone.

(4)
Upon adoption of SFAS 123, effective as of January 1, 2003, the Company recorded a non-cash compensation charge of $5,980, which includes a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President for the year ended December 31, 2003 (see Note 14). In accordance with SFAS 123, the Company recorded a non-cash compensation charge of $2,603 for the year ended December 31, 2004 (see Note 2).

(5)
During the years ended December 31, 2004 and 2003, the Company recognized $3,319 and $651, respectively, of non-cash compensation related to the Company's grants of shares of restricted common stock to certain executives, as well as grants of shares of restricted common stock to certain employees in exchange for their options in the Company's Internet subsidiaries. These grants were valued at $9,747 and are being expensed ratably over their related vesting periods (see Note 14).

  Non-cash compensation is omitted from the Company's calculation of consolidated EBITDA, as defined in the Company's bank credit facility and Senior Note agreements (see Note 10).

18.    Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        In 2004 and 2003, the Company recorded $658 and $9,372, respectively, of severance related to the separation of the former Interim Chief Executive Officer and President, the former Chief Executive

Officer and the former Chief Financial Officer. In 2004, the Company finalized the severance related to the separation of the former Interim Chief Executive Officer and President and the former Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

        During 2004, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

        Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2004 and 2003 are presented in the following tables:

	Liability as of January 1, 2004		Net Provision for the Year Ended December 31, 2004		Payments/Write-offs during the Year Ended December 31, 2004	Liability as of December 31, 2004
Severance and closures:
Employee-related termination costs	$4,913		$2,274		$(5,166)	$2,021
Termination of leases related to office closures	37,056		7,675		(9,314)	35,417
Write-offs of unamortized restructured lease costs	—		(298)		298	—

Total severance and closures	$41,969	(1)	$9,651	(2)	$(14,182)	$37,438	(1)

	Liability as of January 1, 2003		Net Provision for the Year Ended December 31, 2003		Payments during the Year Ended December 31, 2003	Liability as of December 31, 2003
Severance and closures:
Employee-related termination costs	$5,100		$5,585		$(5,772)	$4,913
Termination of contracts	617		16		(633)	—
Termination of leases related to office closures	41,626		2,501		(7,071)	37,056

Total severance and closures	$47,343	(1)	$8,102	(2)	$(13,476)	$41,969

(1)
Adjusted to exclude liabilities relating to discontinued operations, included in Liabilities of businesses held for sale on the consolidated balance sheets, totaling $387, $1,705 and $2,091 at December 31, 2004, January 1, 2004 and 2003, respectively

(2)
Adjusted to exclude net provisions related to discontinued operations totaling $206 and $844 for the years ended December 31, 2004 and 2003, respectively.

        The remaining costs, comprised primarily of real estate lease commitments for space that the Company no longer occupies, are expected to be paid through 2015. To reduce the lease related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of estimated sublease income amounts. If the Company is successful in subleasing the restructured office space at a different rate, or is unable to sublease the space by the prescribed date used in the initial calculation, the reserve will be adjusted accordingly. The Company evaluates the appropriateness of its reserves on a quarterly basis.

        As a result of the implementation of these plans, the Company has closed and consolidated 23 office locations and has notified a total of 2,055 individuals that they would be terminated under these plans. As of December 31, 2004, all but one of these individuals has been terminated.

        Liabilities of $8,693 and $13,482 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2004 and 2003, respectively. Liabilities of $28,745 and $28,487 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the consolidated balance sheets as of December 31, 2004 and 2003, respectively.

        For purposes of the Company's bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is omitted from the Company's calculation of consolidated EBITDA (see Note 10).

19.    Provision for Unclaimed Property

        Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks for which the Company had an accrual recorded in the amount of $3,600 as of December 31, 2003. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $5,500 in the first quarter of 2004, which increased the accrual to $9,100. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the estimated results of operations for 2004 considered material.

        The Company has entered the next phase of the assessment whereby the consultant is assisting in refining the estimated provision and in negotiating settlements under voluntary compliance agreements with the relevant states.

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

	December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 5/8% Senior Notes	$225,581	$228,941	$225,443	$228,941
8 7/8% Senior Notes	470,390	502,841	469,820	502,247
8% Senior Notes	300,000	306,750	300,000	307,125
Senior Floating Rate Notes	175,000	184,625	—	—
Series D Exchangeable Preferred Stock	167,487	164,137	167,487	163,858
Series F Exchangeable Preferred Stock	95,333	87,706	95,333	89,454
Series H Exchangeable Preferred Stock	211,739	194,800	211,739	194,800
Deferred Purchase Price Liabilities	10,731	13,500	11,967	14,300

        The estimated fair value of the senior notes was determined based on the quoted market prices and the fair value of the preferred stock was based on recent bid prices.

        For instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of floating-rate long-term debt approximates carrying value because these instruments re-price frequently at current market prices.

21.    Benefit Plans

        Retirement Plans.    Substantially all of the Company's employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $2,700 in 2004, $1,900 in 2003 and $2,700 in 2002.

22.    Commitments and Contingencies

        Commitments.    Total rent expense under operating leases was $33,500, $35,200 and $24,700 for the years ended December 31, 2004, 2003 and 2002, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases primarily relate to real estate and equipment. The following annual rental commitments includes an aggregate of $35,417 which has been reserved for as part of the provision for severance, closures and restructuring related costs (see Note 18). Of this total $6,695 is included in accrued expenses and other and $28,746 is included in other non-current liabilities on the accompanying December 31, 2004 consolidated balance sheet at its net present value. Minimum rental commitments under noncancelable operating leases are as follows:

Years Ending December 31,
2005	$44,378
2006	40,098
2007	37,870
2008	28,890
2009	19,604
Thereafter	79,730

$250,570

        Future rental commitments for the above leases have not been reduced by minimum noncancelable sublease rentals aggregating $78,360 as of December 31, 2004.

        Future minimum lease payments under capital leases (see Notes 6 and 10) are as follows:

Years Ending December 31,
2005	$4,668
2006	3,080
2007	1,031
2008	642
2009	518
Thereafter	680

10,619
Less: Amount representing interest (at rates ranging from 6% to 12%)	1,113

Present value of net minimum lease payments and other	9,506
Less: Current portion	4,155

Long-term obligations (included in long-term debt)	$5,351

        Contingencies.    The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

        As of and for the year ended December 31, 2004, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

23.    Related Party Transactions

        During each of the years ended December 31, 2004, 2003 and 2002, the Company incurred and paid administrative and other fees to KKR, an affiliated party, of $1,000. For the year ended December 31, 2002, $250 of these fees were capitalized as acquisition and financing costs. During the years ended December 31, 2004, 2003 and 2002, the Company paid directors' fees to certain partners of KKR aggregating $188, $220 and $206, respectively. In February 2003, $186 of director fees were paid to Michael Tokarz, a former director of the Company, in the form of 29,284 shares and in June 2004, $386 of directors' fees were paid to George Roberts, in the form of 90,082 shares of the Company's common stock as they were permitted to defer the payment of their fees and receive them in the form of common stock pursuant to the Directors' Deferred Compensation Plan.

        In 2002, the Company paid Capstone $800 in cash for consulting services received. Additionally, on July 26, 2002, the Company granted 1,800,000 options to purchase the Company's common stock to Capstone for services received. See Note 14 for additional information regarding the terms of the option grant, the services provided by Capstone and the Company's relationship with Capstone. In 2004 and 2003, the Company paid Capstone $162 and $699, respectively, in cash for consulting services received.

        After engaging in a competitive bidding process, in 2000, the Company retained Willis of New York, Inc. ("Willis"), a subsidiary of Willis Group Holdings Limited, to provide insurance brokerage services to the Company. During the years ended December 31, 2003 and 2002, on a fully diluted basis, an investment partnership associated with KKR owned more than 20% of Willis, and therefore was a related party, as defined. During the years ended December 31, 2003 and 2002, the Company paid insurance broker fees aggregating $395 and $358, respectively. Willis was not a related party, as defined, for the year ended December 31, 2004.

        The Company leases transponders for its Education segment from PanAmSat Corporation ("PanAmSat'). Beginning in August of 2004, an investment partnership associated with KKR owned more than 20% of PanAmSat. From the period PanAmSat became a related party, as defined, the company paid transponder lease fees aggregating $815 during the year ended December 31, 2004.

24.    Unaudited Quarterly Financial Information

        In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	Quarterly Financial Information
For the year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$314,162	$331,440	$322,518	$338,959	$1,307,079
Amortization of intangible assets, goodwill and other	5,851	4,696	4,452	11,670	26,669
Severance related to separated senior executives	658	—	—	—	658
Non-cash compensation	1,919	1,567	1,344	1,267	6,097
Provision for severance, closures and restructuring related costs	2,471	4,322	1,926	932	9,651
Provision for unclaimed property	5,500	—	—	—	5,500
Loss (gain) on sale of businesses and other, net	(1)	51	(293)	(709)	(952)
Operating income	22,111	48,749	44,022	60,132	175,014
Income tax expense	4,367	4,357	4,330	1,891	14,945
Income (loss) from continuing operations	(22,152)	1,624	12,804	14,110	6,386
Discontinued operations	33,223	530	(4,064)	(605)	29,084
Net income	11,071	2,154	8,740	13,505	35,470
Preferred stock dividends and related accretion, net	(5,153)	(5,801)	(2,551)	—	(13,505)
Income (loss) applicable to common shareholders	5,918	(3,647)	6,189	13,505	21,965
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$0.04	$0.05	$(0.03)
Discontinued operations	0.13	—	(0.02)	—	.11

Basic and diluted income (loss) applicable to common shareholders	$0.02	$(0.01)	$0.02	$0.05	$0.08

Basic common shares outstanding	259,894,408	260,307,340	260,496,328	261,253,924	260,488,000
Diluted common sharesoutstanding	259,894,408	260,307,340	264,365,201	266,052,152	260,488,000

	Quarterly Financial Information
For the year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$313,647	$327,101	$308,419	$333,583	$1,282,750
Amortization of intangible assets, goodwill and other	10,510	9,731	9,537	23,811	53,589
Severance related to separated senior executives	—	5,576	—	3,796	9,372
Non-cash compensation	1,246	777	770	8,391	11,184
Provision for severance, closures and restructuring related costs	1,162	1,738	448	4,754	8,102
Loss (gain) on sale of businesses and other, net	126	1,205	(706)	(34)	591
Operating income	22,724	37,566	30,273	31,850	122,413
Income tax expense	3,718	3,333	3,982	1,187	12,220
Loss from continuing operations	(15,404)	(8,689)	(16,768)	(9,188)	(50,049)
Discontinued operations	(4,843)	97,593	(22,060)	18,231	88,921
Net income (loss)	(20,247)	88,904	(38,828)	9,043	38,872
Preferred stock dividends and related accretion, net	(16,433)	(15,578)	(4,845)	(4,997)	(41,853)
Income (loss) applicable to common shareholders	(36,680)	73,326	(43,673)	4,046	(2,981)
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.12)	$(0.10)	$(0.08)	$(0.05)	$(0.35)
Discontinued operations	(0.02)	0.38	(0.09)	0.07	0.34

Basic and diluted income (loss) applicable to common shareholders	$(0.14)	$0.28	$(0.17)	$0.02	$(0.01)

Basic and diluted common shares outstanding	258,886,845	259,003,962	259,343,692	259,685,507	259,230,001

25.    Business Segment Information

        The Company's products compete, primarily in the United States, in four principal segments: Enthusiast Media, Consumer Guides, Business Information and Education. PRIMEDIA believes that this structure better aligns its businesses to provide a clearer sense of its strategic focus and operating performance.

        The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company's consumer magazine brands, their related Web sites, events, licensing and merchandising as well as About.

        The Consumer Guides segment is the nation's largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide.

        The Business Information segment includes the Company's business-to-business targeted publications, Web sites and exhibitions with a focus on bringing sellers together with qualified buyers in numerous industries.

        The Education segment consists of the businesses that provide content for schools, universities, government and other public institutions as well as training. It includes Channel One, Films Media Group and IMN, a continuing medical education business.

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

        Management believes a meaningful comparison of the results of operations for 2004, 2003 and 2002 is obtained by using the segment information and by presenting results from continuing businesses ("Continuing Businesses") which exclude the results of businesses classified as non-core ("Non-Core Businesses"). The Non-Core Businesses are those businesses that have been divested, discontinued or that management was evaluating for turnaround or shutdown. In the ordinary course of business, corporate administrative costs of approximately $1,900 were allocated to the Non-Core Businesses during 2002. The Company believes that most of these costs, many of which are volume driven, such as the processing of payables and payroll, were permanently reduced due to the shutdown or divestiture of the Non-Core Businesses. Since June 30, 2002, the Company has not classified any additional businesses as Non-Core Businesses nor have any additional balances been allocated to the Non-Core Businesses.

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

	2004	2003	2002
Revenues, net:
Continuing Businesses:
Enthusiast Media	$730,035	$710,502	$725,024
Consumer Guides	287,093	276,639	267,166
Business Information	224,892	221,439	250,098
Education	66,396	79,641	99,105
Intersegment Eliminations	(1,337)	(5,471)	(14,121)

Subtotal	1,307,079	1,282,750	1,327,272
Non-Core Businesses	—	—	13,491

Total	$1,307,079	$1,282,750	$1,340,763

Segment EBITDA:(1)
Continuing Businesses:
Enthusiast Media	$162,124	$142,938	$128,112
Consumer Guides	81,480	83,163	73,338
Business Information	37,357	35,127	39,412
Education	4,906	16,638	36,830
Corporate Overhead	(25,850)	(26,264)	(31,188)

Subtotal	260,017	251,602	246,504
Non-Core Businesses	—	—	(3,253)

Total	$260,017	$251,602	$243,251

Depreciation, amortization and other charges:(2)(3)
Continuing Businesses:
Enthusiast Media	$28,559	$42,639	$126,251
Consumer Guides	11,199	11,834	15,199
Business Information	14,305	18,191	74,657
Education	16,004	28,390	50,393
Corporate	14,936	28,135	12,747

Subtotal	85,003	129,189	279,247
Non-Core Businesses	—	—	3,083

Total	$85,003	$129,189	$282,330

	2004	2003	2002
Total Assets:
Enthusiast Media	$1,072,793	$1,120,290	$1,238,401
Consumer Guides	155,056	155,386	152,226
Business Information	206,004	218,836	242,383
Education	101,915	116,253	167,527
Corporate	23,280	25,356	35,083

Total	$1,559,048	$1,636,121	$1,835,620

Additions to property, equipment and other:
Enthusiast Media	$14,401	$16,672	$14,246
Consumer Guides	7,997	8,079	8,897
Business Information	3,499	4,561	3,832
Education	7,430	8,768	7,860
Corporate	1,173	1,417	4,328

Total	$34,500	$39,497	$39,163

        Below is a reconciliation of the Company's Segment EBITDA to operating income (loss) for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Segment EBITDA(1)	$260,017	$251,602	$243,251
Depreciation of property and equipment(2)	37,380	46,351	56,172
Amortization of intangible assets, goodwill and other(2)	26,669	53,589	158,893
Severance related to separated senior executives	658	9,372	—
Non-cash compensation	6,097	11,184	10,502
Provision for severance, closures and restructuring related costs(4)	9,651	8,102	49,516
Provision for unclaimed property	5,500	—	—
(Gain) loss on sale of businesses and other, net	(952)	591	7,247

Operating income (loss)	$175,014	$122,413	$(39,079)

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other (income) charges (see Note 3 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes items largely outside of operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem preferred stock and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)
Depreciation includes an impairment of long lived assets of $8,657 for the year ended December 31, 2002. Amortization includes an impairment of intangible assets, goodwill and other of $7,853, $13,780 and $101,354 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)
Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

(4)
Provision for severance, closures and restructuring related costs includes $3,059, $4,780 and $40,360 for the Enthusiast Media segment for the years ended December 31, 2004, 2003, and 2002, respectively. Provision for severance, closures and restructuring related costs includes $28, and $574 for the Consumer Guides segment for the years ended December 31, 2004 and 2002, respectively. Provision for severance, closures and restructuring related costs includes $1,392, $388 and $4,890 for the Business Information segment for the years ended December 31, 2004, 2003, and 2002, respectively. Provision for severance, closures and restructuring related costs includes $78 and $296 for the Education segment for the years ended December 31, 2004 and 2003, respectively. Provision for severance, closures and restructuring related costs includes $5,094, $2,638 and $3,692 for Corporate for the years ended December 31, 2004, 2003, and 2002, respectively.

26.    Financial Information For Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of December 31, 2004 and 2003 and for years ended December 31, 2004, 2003 and 2002 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the years ended December 31, 2004, 2003 and 2002, certain businesses have been reclassified between restricted and unrestricted subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on our debt covenant ratios as defined in the bank credit facilities.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$1,203,165	$138,458	$(34,544)	$1,307,079
Operating costs and expenses:
Cost of goods sold	—	257,738	17,677	—	275,415
Marketing and selling	—	239,447	26,421	—	265,868
Distribution, circulation and fulfillment	—	154,844	62,334	—	217,178
Editorial	—	95,569	12,307	—	107,876
Other general expenses	135	132,345	57,074	(34,544)	155,010
Corporate administrative expenses (excluding non-cash compensation)	19,807	—	5,908	—	25,715
Depreciation of property and equipment	2,957	28,096	6,327	—	37,380
Amortization of intangible assets, goodwill and other	—	26,400	269	—	26,669
Severance related to seperated senior executives	658	—	—	—	658
Non-cash compensation	6,097	—	—	—	6,097
Provision for severance, closures and restructuring related costs	5,094	4,302	255	—	9,651
Provision for unclaimed property	56	5,444	—	—	5,500
(Gain) loss on sale of businesses and other, net	74	1,102	(2,128)	—	(952)

Operating income (loss)	(34,878)	257,878	(47,986)	—	175,014
Other income (expense):
Provision for impairment of investments	(804)	—	—	—	(804)
Interest expense	(120,413)	(2,758)	(146)	—	(123,317)
Interest on shares subject to mandatory redemption	(43,780)	—	—	—	(43,780)
Amortization of deferred financing costs	(1,342)	(3,001)	(643)	—	(4,986)
Equity in losses of subsidiaries	86,772	—	—	(86,772)	—
Intercompany management fees and interest	162,456	(137,668)	(24,788)	—	—
Other income (expense), net	1,949	17,497	(242)	—	19,204

Income (loss) from continuing operation before provision for income tax	49,960	131,948	(73,805)	(86,772)	21,331
Provision for income taxes	(14,490)	(415)	(40)	—	(14,945)

Income (loss) from continuing operations	35,470	131,533	(73,845)	(86,772)	6,386
Discontinued operations	—	40,493	(11,409)	—	29,084

Net income (loss)	$35,470	$172,026	$(85,254)	$(86,772)	$35,470

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$3,495	$9,480	$25	$—	$13,000
Accounts receivable, net	—	171,143	7,862	—	179,005
Inventories	—	22,553	143	—	22,696
Prepaid expenses and other	4,851	20,535	4,037	—	29,423
Assets held for sale	—	—	40,274	—	40,274

Total current assets	8,346	223,711	52,341	—	284,398
Property and equipment, net	5,613	64,731	9,462	—	79,806
Investment in and advances to subsidiaries	713,005	—	—	(713,005)	—
Other intangible assets, net	—	242,389	495	—	242,884
Goodwill	—	886,534	16,045	—	902,579
Other non-current assets	9,322	36,138	3,921	—	49,381

	$736,286	$1,453,503	$82,264	$(713,005)	$1,559,048

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$13,036	$68,708	$2,988	$—	$84,732
Intercompany payables	(441,488)	(554,146)	995,634	—	—
Accrued expenses and other	56,726	83,128	3,258	—	143,112
Deferred revenues	1,738	147,397	8,179	—	157,314
Current maturities of long-term debt	22,221	2,648	50	—	24,919
Liabilities of businesses held for sale	—	—	26,980	—	26,980

Total current liabilities	(347,767)	(252,265)	1,037,089	—	437,057

Long-term debt	1,631,786	4,178	—	—	1,635,964
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,486,489	401,955	(2,888,444)	—
Deferred revenues	16,150	943	—	—	17,093
Deferred income taxes	75,172	—	—	—	75,172
Other non-current liabilities	31,206	32,570	247	—	64,023

Total Liabilities	1,881,106	2,271,915	1,439,291	(2,888,444)	2,703,868

Shareholders' deficiency:
Common stock	2,709	—	—	—	2,709
Additional paid-in capital	2,354,778	—	—	—	2,354,778
Accumulated deficit	(3,426,263)	(818,406)	(1,356,866)	2,175,272	(3,426,263)
Accumulated other comprehensive loss	(167)	(6)	(161)	167	(167)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total shareholders' deficiency	(1,144,820)	(818,412)	(1,357,027)	2,175,439	(1,144,820)

		—	—
	$736,286	$1,453,503	$82,264	$(713,005)	$1,559,048

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$35,470	$172,026	$(85,254)	$(86,772)	$35,470
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,298	57,830	12,380	—	74,508
Gain on sale of businesses and other, net	74	(40,687)	(3,888)	—	(44,501)
Equity in losses of equity method investments	—	64	—	—	64
Accretion of discount on acquisition obligation and other	762	1,124	—	—	1,886
Non-cash compensation	6,097	—	—	—	6,097
Provision for impairment of investments	804	—	—	—	804
Equity in losses of subsidiaries	(86,772)	—	—	86,772	—
Intercompany (income) expense	(162,456)	162,463	(7)	—	—
Deferred income taxes	13,808	—	—	—	13,808
Other, net	—	(17,683)	602	—	(17,081)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	—	15,903	254	—	16,157
Inventories	—	(7,584)	528	—	(7,056)
Prepaid expenses and other	164	1,076	1,132	—	2,372
Increase (decrease) in:
Accounts payable	1,553	1,831	1,030	—	4,414
Accrued expenses and other	(12,636)	(20,167)	(4,842)	—	(37,645)
Deferred revenues	16,150	(2,565)	2,017	—	15,602
Other non-current liabilities	(19,807)	3,055	(3,474)	—	(20,226)

Net cash provided by (used in) operating activities	(202,491)	326,686	(79,522)	—	44,673

Investing activities:
Additions to property, equipment and other, net	(1,174)	(25,082)	(8,244)	—	(34,500)
Proceeds from sales of businesses and other	—	68,143	2,208	—	70,351
Payments for businesses acquired, net of cash acquired	—	(2,385)	—	—	(2,385)
Proceeds (payments) for other investments, net	(10)	17,331	—	—	17,321

Net cash provided by (used in) investing activities	(1,184)	58,007	(6,036)	—	50,787

Financing activities:
Intercompany activity	286,925	(373,965)	87,040	—	—
Borrowings under credit agreements	352,500	—	—	—	352,500
Repayments of borrowings under credit agreements	(431,500)	—	—	—	(431,500)
Proceeds from issuance of senior notes	175,000	—	—	—	175,000
Proceeds from issuances of common stock, net	3,295	—	—	—	3,295
Redemption of Series J Convertible Preferred Stock	(178,038)	—	—	—	(178,038)
Deferred financing costs (paid) received	3	(4,943)	(1,028)	—	(5,968)
Capital lease obligations	(1,360)	(3,740)	(1,101)	—	(6,201)
Other	—	(233)	—	—	(233)

Net cash provided by (used in) financing activities	206,825	(382,881)	84,911	—	(91,145)

Increase (decrease) in cash and cash equivalents	3,150	1,812	(647)	—	4,315
Cash and cash equivalents, beginning of year	345	7,668	672	—	8,685

Cash and cash equivalents, end of year	$3,495	$9,480	$25	$—	$13,000

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$1,149,325	$173,495	$(40,070)	$1,282,750
Operating costs and expenses:
Cost of goods sold	—	260,007	16,160	—	276,167
Marketing and selling	—	210,773	40,411	—	251,184
Distribution, circulation and fulfillment	—	166,752	55,459	—	222,211
Editorial	—	94,135	6,371	—	100,506
Other general expenses	113	96,048	98,838	(40,070)	154,929
Corporate administrative expenses (excluding non-cash compensation)	18,645	355	7,151	—	26,151
Depreciation of property and equipment	5,039	28,090	13,222	—	46,351
Amortization of intangible assets, goodwill and other	—	46,179	7,410	—	53,589
Severance related to seperated senior executives	9,372	—	—	—	9,372
Non-cash compensation	11,184	—	—	—	11,184
Provision for severance, closures and restructuring related costs	1,204	6,374	524	—	8,102
(Gain) loss on sale of businesses and other, net	(98)	(17)	706	—	591

Operating income (loss)	(45,459)	240,629	(72,757)	—	122,413
Other income (expense):
Provision for impairment of investments	(8,975)	—	—	—	(8,975)
Interest expense	(119,633)	(3,676)	395	—	(122,914)
Interest on shares subject to mandatory redemption	(21,889)	—	—	—	(21,889)
Amortization of deferred financing costs	716	(4,167)	(11)	—	(3,462)
Equity in losses of subsidiaries	70,354	—	—	(70,354)	—
Intercompany management fees and interest	174,672	(172,840)	(1,832)	—	—
Other income (expense), net	1,020	(4,409)	387	—	(3,002)

Income (loss) from continuing operation before provision for income tax	50,806	55,537	(73,818)	(70,354)	(37,829)
Provision for income taxes	(11,934)	(305)	19	—	(12,220)

Income (loss) from continuing operations	38,872	55,232	(73,799)	(70,354)	(50,049)
Discontinued operations	—	105,195	(16,274)	—	88,921

Net income (loss)	$38,872	$160,427	$(90,073)	$(70,354)	$38,872

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

December 31, 2003
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$345	7,668	672	—	$8,685
Accounts receivable, net	—	175,144	18,936	—	194,080
Intercompany receivables	1,685,986	402,428	61,271	(2,149,685)	—
Inventories	—	17,417	83	—	17,500
Prepaid expenses and other	5,009	29,865	1,185	—	36,059
Assets held for slae	1,460	28,985	1,434	—	31,879

Total current assets	1,692,800	661,507	83,581	(2,149,685)	288,203
Property and equipment, net	7,065	83,693	20,101	—	110,859
Investment in and advances to subsidiaries	488,986	—	—	(488,986)	—
Other intangible assets, net	—	266,839	1,568	—	268,407
Goodwill	—	871,598	38,936	—	910,534
Other non-current assets	11,477	35,967	10,674	—	58,118

	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$11,482	55,724	11,588	—	$78,794
Intercompany payables	984,262	534,801	630,622	(2,149,685)	—
Accrued expenses and other	70,840	90,632	12,515	—	173,987
Deferred revenues	1,738	163,129	8,740	—	173,607
Current maturities of long-term debt	16,232	5,963	—	—	22,195
Liabilities of businesses held for sale	—	13,500	2,549	—	16,049

Total current liabilities	1,084,554	863,749	666,014	(2,149,685)	464,632

Long-term debt	1,542,095	20,346	—	—	1,562,441
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,210,418	753,838	(2,964,256)	—
Deferred revenues	—	17,850	—	—	17,850
Deferred income taxes	61,364	—	—	—	61,364
Other non-current liabilities	51,011	17,590	(71)	—	68,530

Total liabilities	3,213,583	3,129,953	1,419,781	(5,113,941)	2,649,376

Shareholders' deficiency:
Series J convertible preferred stock	164,533	—	—	—	164,533
Common stock	2,683	—	—	—	2,683
Additional paid-in capital	2,345,152	—	—	—	2,345,152
Accumulated deficit	(3,447,710)	(1,210,343)	(1,264,751)	2,475,094	(3,447,710)
Accumulated other comprehensive loss	(176)	(6)	(170)	176	(176)
Unearned compensation	(175)	—	—	—	(175)
Common stock in treasury, at cost	(77,562)	—	—	—	(77,562)

Total shareholders'deficiency	(1,013,255)	(1,210,349)	(1,264,921)	2,475,270	(1,013,255)

	$2,200,328	$1,919,604	$154,860	$(2,638,671)	$1,636,121

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Year Ended December 31, 2003
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$38,872	160,427	(90,073)	(70,354)	$38,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,353	105,582	31,323	—	141,258
Gain on sale of businesses and other, net	(98)	(108,036)	(16,515)	—	(124,649)
Non-cash revenue related to assets-for-equity transactions	—	(284)	—	—	(284)
Equity in losses of equity method investments	1,041	3,215	—	—	4,256
Accretion of discount on acquisition obligation and other	317	3,075	—	—	3,392
Non-cash compensation	11,056	128	—	—	11,184
Provision for impairment of investments	8,975	—	—	—	8,975
Equity in losses of subsidiaries	(70,354)	—	—	70,354	—
Intercompany (income) expense	(174,672)	172,840	1,832	—	—
Deferred income taxes	11,864	—	—	—	11,864
Other, net	(42)	183	10	—	151
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	—	(3,188)	4,624	—	1,436
Inventories	—	4,498	834	—	5,332
Prepaid expenses and other	(494)	8,466	7,608	—	15,580
Increase (decrease) in:
Accounts payable	2,892	(24,809)	(2,968)	—	(24,885)
Accrued expenses and other	4,224	(2,795)	(6,010)	—	(4,581)
Deferred revenues	(6,471)	(12,976)	(1,499)	—	(20,946)
Other non-current liabilities	(4,368)	1,968	(1,369)	—	(3,769)

Net cash provided by (used in) operating activities	(172,905)	308,294	(72,203)	—	63,186

Investing activities:
Additions to property, equipment and other, net	(1,416)	(27,407)	(10,674)	—	(39,497)
Proceeds from sales of businesses and other	99	187,412	26,166	—	213,677
Payments for businesses acquired, net of cash acquired	—	(22,250)	(536)	—	(22,786)
Proceeds (payments) for other investments, net	695	(1,192)	(1,343)	—	(1,840)

Net cash provided by(used in)investing activities	(622)	136,563	13,613	—	149,554

Financing activities:
Intercompany activity	377,074	(435,581)	58,507	—	—
Borrowings under credit agreements	433,400	—	—	—	433,400
Repayments of borrowings under credit agreements	(514,225)	—	—	—	(514,225)
Payments for repurchases of senior notes	(375,675)	—	—	—	(375,675)
Proceeds from issuances of 8% senior notes	300,000	—	—	—	300,000
Proceeds from issuances of common stock, net	1,182	—	—	—	1,182
Purchases of common stock for the treasury	(21,822)	—	—	—	(21,822)
Dividends paid to preferred stock shareholders	(33,928)	—	—	—	(33,928)
Deferred financing costs (paid) received	475	(6,706)	(56)	—	(6,287)
Capital lease obligations	2,691	(7,460)	(185)	—	(4,954)
Other	—	(299)	—	—	(299)

Net cash provided by (used in) financing activities	169,172	(450,046)	58,266	—	(222,608)

Decrease in cash and cash equivalents	(4,355)	(5,189)	(324)	—	(9,868)
Cash and cash equivalents, beginning of year	4,700	12,857	996	—	18,553

Cash and cash equivalents, end of year	$345	7,668	672	—	$8,685

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$1,237,405	$171,645	$(68,287)	$1,340,763
Operating costs and expenses:
Cost of goods sold	40	217,576	72,952	—	290,568
Marketing and selling	—	201,948	73,258	—	275,206
Distribution, circulation and fulfillment	—	163,391	65,295	—	228,686
Editorial	—	85,953	24,964	—	110,917
Other general expenses	—	184,609	44,641	(68,287)	160,963
Corporate administrative expenses (excluding non-cash compensation)	21,477	—	9,695	—	31,172
Depreciation of property and equipment	2,678	39,654	13,840	—	56,172
Amortization of intangible assets, goodwill and other	889	128,208	29,796	—	158,893
Non-cash compensation	11,624	991	(2,113)	—	10,502
Provision for severance, closures and restructuring related costs	34,889	12,193	2,434	—	49,516
(Gain) loss on sale of businesses and other, net	(1,430)	12,426	(3,749)	—	7,247

Operating income (loss)	(70,167)	190,456	(159,368)	—	(39,079)
Other income (expense):
Provision for impairment of investments	(14,252)	—	(4,793)	—	(19,045)
Interest expense	(136,519)	(1,892)	(182)	—	(138,593)
Amortization of deferred financing costs	(786)	(2,659)	(24)	—	(3,469)
Equity in losses of subsidiaries	(520,373)	—	—	520,373	—
Intercompany management fees and interest	183,161	(183,161)	—	—	—
Other income (expense), net	7,753	(1,002)	(1,758)	—	4,993

Income (loss) from continuing operation before provision for income tax	(551,183)	1,742	(166,125)	520,373	(195,193)
Provision for income taxes	(48,240)	1,904	(39)	—	(46,375)

Income (loss) from continuing operations	(599,423)	3,646	(166,164)	520,373	(241,568)
Discontinued operations	—	66,775	(36,122)	—	30,653
Cumulative effect of a change in accounting principle	—	(367,927)	(20,581)	—	(388,508)

Net loss	$(599,423)	$(297,506)	$(222,867)	$520,373	$(599,423)

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Year Ended December 31, 2002
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net loss	$(599,423)	$(294,305)	$(222,868)	$517,173	$(599,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,353	235,120	62,597	—	302,070
Gain on sale of businesses and other, net	(1,430)	(94,531)	(8,241)	—	(104,202)
Non-cash revenue related to assets-for-equity transactions	—	(4,547)	(3,023)	—	(7,570)
Equity in losses of equity method investments	4,561	1,585	—	—	6,146
Accretion of discount on acquisition obligation and other	1,371	1,220	—	—	2,591
Non-cash compensation	14,385	990	3,206	—	18,581
Cumulative effect of a change in accounting principle	—	367,927	20,581	—	388,508
Provision for impairment of investments	14,252	—	4,979	—	19,231
Equity in losses of subsidiaries	517,173	—	—	(517,173)	—
Intercompany (income) expense	(183,161)	183,161	—	—	—
Deferred income taxes	49,500	—	—	—	49,500
Other, net	(8,679)	(1,487)	1,127	—	(9,039)
Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable, net	(1,272)	38,785	5,649	—	43,162
Inventories	—	8,047	779	—	8,826
Prepaid expenses and other	4,963	4,663	1,884	—	11,510
Increase (decrease) in:
Accounts payable	6,097	(34,287)	(5,640)	—	(33,830)
Accrued expenses and other	(8,056)	(12,024)	(25,925)	—	(46,005)
Deferred revenues	(41,985)	(13,510)	32,086	—	(23,409)
Other non-current liabilities	25,422	3,017	(4,805)	—	23,634

Net cash provided by (used in) operating activities	(201,929)	389,824	(137,614)	—	50,281

Investing activities:
Additions to property, equipment and other, net	(8,610)	(17,712)	(12,841)	—	(39,163)
Proceeds from sales of businesses and other	420	236,980	4,464	—	241,864
Payments for businesses acquired, net of cash aquired	—	(3,544)	(425)	—	(3,969)
Payments for other investments, net	(954)	(2,995)	—	—	(3,949)

Net cash provided by (used in) investing activities	(9,144)	212,729	(8,802)	—	194,783

Financing activities:
Intercompany activity	454,380	(598,720)	144,340	—	—
Borrowings under credit agreements	501,765	—	—	—	501,765
Repayments of borrowings under credit agreements	(644,909)	—	—	—	(644,909)
Payments for repurchases of senior notes	(64,437)	—	—	—	(64,437)
Proceeds from issuances of common stock, net	1,435	—	—	—	1,435
Dividends paid to preferred stock shareholders	(49,806)	—	—	—	(49,806)
Deferred financing costs paid	(108)	—	—	—	(108)
Capital lease obligations	(25)	(3,952)	238		(3,739)
Other	—	(281)	(19)	—	(300)

Net cash provided by (used in) financing activities	198,295	(602,953)	144,559	—	(260,099)

Decrease in cash and cash equivalents	(12,778)	(400)	(1,857)	—	(15,035)
Cash and cash equivalents, beginning of year	17,478	13,257	2,853	—	33,588

Cash and cash equivalents, end of year	$4,700	$12,857	$996	$—	$18,553

27.    Subsequent Events

      On February 17, 2005 the Company announced an agreement to sell About, Inc., part of the Enthusiast Media segment, to The New York Times Company for approximately $410 million. The sale is subject to customary regulatory approvals and is expected to be completed in the first quarter of 2005.

        The balance sheet for About.com at December 31, 2004 is as follows:

December 31, 2004
ASSETS
Accounts receivable, net	$6,982
Prepaid expenses and other	337
Property and equipment, net	5,048
Other intangible assets, net	8
Goodwill	15,429

Total Assets	$27,804

LIABILITIES
Accounts payable	$3,190
Accrued expenses and other	2,003
Deferred revenues-current	488

Total Liabilities	$5,681

        Total revenues, net, and operating income (loss) for About.com for the years ended December 31, 2004, 2003 and 2002 on the accompanying statements of consolidated operations are as follows:

	Years Ended December 31,
	2004	2003	2002
Total revenues, net	$35,818	$14,128	$12,506

Operating income (loss)	$7,511	$(18,622)	$(38,349)

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

Internal Control Over Financial Reporting

        During the three month period ended December 31, 2004, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of PRIMEDIA Inc. and subsidiaries, (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Management, as required by Section 404 of the Sarbanes-Oxley Act of 2002, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the criteria of this framework, management concluded that its internal control over financial reporting was effective as of December 31, 2004. Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The attestation report of Deloitte & Touche LLP follows this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that PRIMEDIA Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information relating to directors and executive officers of Registrant is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

PRIMEDIA Code of Business Conduct and Ethics

        The Company has a Code of Business Conduct and Ethics (the "Code") which is applicable to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code is available free of charge on the Company's Web site at www.primedia.com under the caption "Company Overview-Governance" and in print to any shareholder who requests. Requests for copies may be directed to Investors Relations, PRIMEDIA Inc., 745 Fifth Avenue, New York, New York 10151. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our Web site promptly following the date of such amendment or waiver (to the extent applicable to the Company's directors, chief executive officer, chief financial officer and chief accounting officer).

NYSE Certification

        On June 8, 2004, the Company timely submitted to the NYSE the Annual CEO Certification, pursuant to Section 303A.12 of the NYSE's listing standards, whereby the CEO of the Company, Mr. Conlin, certified that he is not aware of any violation by the Company of the NYSE's corporate governance listing standards as of the date of the certification.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this report:

1.
Index to Financial Statements

See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

  2.
  Index to Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts
PRIMEDIA Inc. and Subsidiaries
For the Year Ended December 31, 2004	S-1
For the Year Ended December 31, 2003	S-2
For the Year Ended December 31, 2002	S-3
All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.
3.	Exhibits.
	Refer to Exhibit Index on pages E-1 through E-7 which is incorporated herein by reference	E-1
(b)
Exhibits

  Exhibits listed in Item 15(a)(3) are incorporated herein by reference

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	PRIMEDIA INC.
	By	/s/ BEVERLY C. CHELL (Beverly C. Chell) Vice Chairman and Secretary

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DEAN B. NELSON (Dean B. Nelson)	Chairman of the Board	March 16, 2005
/s/ KELLY P. CONLIN (Kelly P. Conlin)	Chief Executive Officer, President and Director	March 16, 2005
/s/ BEVERLY C. CHELL (Beverly C. Chell)	Vice Chairman, Secretary and Director	March 16, 2005
/s/ DAVID BELL (David Bell)	Director	March 16, 2005
(Timothy D. Dattels)	Director	March 16, 2005
/s/ MEYER FELDBERG (Meyer Feldberg)	Director	March 16, 2005
/s/ PERRY GOLKIN (Perry Golkin)	Director	March 16, 2005

/s/ H. JOHN GREENIAUS (H. John Greeniaus)	Director	March 16, 2005
(Henry R. Kravis)	Director	March 16, 2005
/s/ JOSEPH Y. BAE (Joseph Y. Bae)	Director	March 16, 2005
/s/ MATTHEW A. FLYNN (Matthew A. Flynn)	Senior Vice President, Chief Financial Officer and Treasurer	March 16, 2005
/s/ ROBERT J. SFORZO (Robert J. Sforzo)	Senior Vice President, Chief Accounting Officer and Controller	March 16, 2005

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2004
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(5)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$14,129	$4,564		$2,110	(1)	$(10,202)	$(509)	$10,526
				434	(7)
Allowance for returns and rebates	$3,935	$3,018		$198	(7)	$(4,508)	$(48)	$2,595
Inventory
Allowance for obsolescence	$2,328	$394		$1,271		$(932)	$(160)	$2,901
Accumulated amortization
Goodwill	$1,247,655	$184		$(134,388	)(6)	$(1,235)	$(341,918)	$770,298
Other intangibles	$745,364	$17,357		$(3,949	)(6)	$(4,619)	$(56,685)	$705,321
		7,853	(4)
Deferred financing costs	$18,567	$5,091		$—		$(87)	$—	$23,571
Deferred wiring and installation costs	$77,107	$1,275		$350	(6)	$—	$(3,122)	$75,610
Programming costs	$52,841	$8,720				$(247)	$(56,194)	$5,120
Direct-response advertising costs	$41,185	$20,295		$—		$(50,359)	$—	$11,121

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

(5)
Represents assets held for sale for Workplace Learning excluding Interactive Medical Network..

(6)
Represents amortization expense related to discontinued operations.

(7)
Represents bad debt expense related to discontinued operations.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2003
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(7)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$17,629	$4,614		$2,864	(1)	$(10,402)	$(676)	$14,129
				(582 682	)(3) (9)
Allowance for returns and rebates	$9,428	$7,195		$(2,394	)(3)	$(10,091)	$(203)	$3,935
Inventory
Allowance for obsolescence	$2,814	$453		$(51 31	)(3)	$(913)	$(6)	$2,328
Accumulated amortization
Goodwill	$1,379,147	$8,395	(4)	$(142,109	)(3)	$—	$(17,546)	$1,247,655
				19,768	(8)
Other intangibles	$924,976	$32,202		$(67,839	)(3)	$(5,552)	$(145,967)	$745,364
		5,385	(4)	2,159	(8)
Deferred financing costs	$12,923	$3,462		$—		$—	$—	$18,567
		2,182	(5)
Deferred wiring and installation costs	$69,063	$7,607		$437	(8)	$—	$—	$77,107
Programming costs	$42,223	$165		10,582	(6)	$(129)	$—	$52,841
Direct-response advertising costs	$81,621	$19,373		$(4,961	)(3)	$(45,462)	$(9,386)	$41,185

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

(6)
Represents amortization and impairments of certain deferred programming assets at Workplace Learning.

(7)
Represents assets held for sale for New York magazine and Kagan World Media.

(8)
Represents amortization expense and impairments related to discontinued operations.

(9)
Represents bad debt expense related to discontinued operations.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2002
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(2)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$20,099	$12,988		$3,888	(1)	$(19,569)	$17,629
				(2,172 2,395	)(3) (8)
Allowance for returns and rebates	$9,956	$10,632		$—		$(11,160)	$9,428
Inventory Allowance for obsolescence	$1,643	$312		$813	(1)	$(50)	$2,814
				96
Accumulated amortization
Goodwill	$1,006,404	$71,503	(4)	$329,659	(5)	$—	$1,379,147
				(55,393 26,974	)(3) (6)
Other intangibles	$817,364	$46,836		$58,849	(5)	$(2,462)	$924,976
		26,247	(4)	(55,060 33,202	)(3) (6)
Deferred financing costs	$8,911	$3,469		$—		$(273)	$12,923
		816	(7)
Deferred wiring and installation costs	$56,449	$10,703		$891	(6)	$(2,584)	$69,063
		3,604	(4)
Prepublication and programming costs	$35,196	$148		$7,038	(6)	$(159)	$42,223
Direct-response advertising costs	$116,700	$27,270		$(18,619	)(3)	$(43,730)	$81,621

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

(8)
Represents bad debt expense related to discontinued operations.

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000(14)
2.2	—	Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc.(17)
3.1	—	Certificate of Incorporation of K-III(4)
3.2	—	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III to PRIMEDIA Inc.)(10)
3.3	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc.(20)
3.4	—	Certificate of Designations of the Series D Preferred Stock(7)
3.5	—	Certificate of Designations of the Series F Preferred Stock(9)
3.6	—	Certificate of Designations of the Series H Preferred Stock(11)
3.7	—	Certificate of Designations of the Series K Preferred Stock(18)
3.8	—	Certificate of Designations of the Series J Preferred Stock(18)
3.9	—	Amended and Restated By-laws of K-III.(4)
3.10	—	Certificate of Incorporation of Intertec Publishing Corporation(2)
3.11	—	Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name to PRIMEDIA Intertec Corporation)(12)
3.12	—	Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name from PRIMEDIA Intertec Corporation to Intertec Publishing Corporation)(13)
3.13	—	Amended and Restated By-laws of Intertec Publishing Corporation(2)
3.14	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Business Magazines & Media Inc. (changing name from Intertec Publishing Corporation)(18)
3.15	—	Certificate of Incorporation of Newbridge Communications, Inc.(2)
3.16	—	Certificate of Amendment to Certificate of Incorporation of Newbridge Communications, Inc. (changing name to Films for the Humanities and Sciences, Inc.)(10)
3.17	—	By-laws of Newbridge Communications, Inc.(2)
3.18	—	Certificate of Incorporation of K-III Directory Corporation(1)
3.19	—	Certificate of Amendment to Certificate of Incorporation of K-III Directory Corporation (changing name to PRIMEDIA Information Inc.)(10)
3.20	—	By-laws of K-III Directory Corporation(1)
3.21	—	Certificate of Incorporation of K-III Magazine Corporation.(2)
3.22	—	Certificate of Amendment to Certificate of Incorporation of K-III Magazine Corporation (changing name to PRIMEDIA Magazines Inc.)(10)
3.23	—	By-laws of K-III Magazine Corporation(2)
3.24	—	Certificate of Incorporation of K-III Magazine Finance Corporation(2)

3.25	—	Certificate of Amendment to Certificate of Incorporation of K-III Magazine Finance Corporation (changing name to PRIMEDIA Magazines Finance Inc.)(10)
3.26	—	By-laws of K-III Magazine Finance Corporation(2)
3.27	—	Certificate of Incorporation of K-III Holdings Corporation III(2)
3.28	—	Certificate of Amendment to Certificate of Incorporation of K-III Holdings Corporation III (changing name to PRIMEDIA Holdings III Inc.)(10)
3.29	—	By-laws of K-III Holdings Corporation III(2)
3.30	—	Certificate of Incorporation of Haas Publishing Companies, Inc.(3)
3.31	—	By-laws of Haas Publishing Companies, Inc.(3)
3.32	—	Certificate of Incorporation of Channel One Communications Corporation(5)
3.33	—	By-laws of Channel One Communications Corporation(5)
3.34	—	Certificate of Incorporation of PJS Publications, Inc.(5)
3.35	—	Certificate of Amendment to Certificate of Incorporation of PJS Publications, Inc. (changing name to PRIMEDIA Special Interest Publications Inc.)(10)
3.36	—	By-laws of PJS Publications, Inc.(5)
3.37	—	Certificate of Incorporation of Hacienda Productions, Inc.(22)
3.38	—	By-laws of Hacienda Productions, Inc.(22)
3.39	—	Certificate of Incorporation of HPC Brazil, Inc.(22)
3.40	—	By-laws of HPC Brazil, Inc.(22)
3.41	—	Certificate of Incorporation of Motor Trend Auto Shows Inc.(23)
3.42	—	By-laws of Motor Trend Auto Inc.(23)
3.43	—	Certificate of Incorporation of Kagan Media Appraisals, Inc.(22)
3.44	—	By-laws of Kagan Media Appraisals, Inc.(22)
3.45	—	Certificates of Incorporation of Kagan Seminars, Inc.(22)
3.46	—	By-laws of Kagan Seminars, Inc.(22)
3.47	—	Certificate of Incorporation of Kagan World Media, Inc.(22)
3.48	—	By-laws of Kagan World Media, Inc.(22)
3.49	—	Certificate of Incorporation of Paul Kagan Associates, Inc.(22)
3.50	—	By-laws of Paul Kagan Associates, Inc.(22)
3.51	—	Certificate of Incorporation of PRIMEDIA Finance Shares Services Inc.(22)
3.52	—	By-laws of PRIMEDIA Finance Shares Services Inc.(22)
3.53	—	Certificate of Formation of PRIMEDIA Workplace Learning LLC(22)
3.54	—	Limited Liability Company Agreement of PRIMEDIA Workplace Learning LLC(22)
3.55	—	Certificate of Limited Partnership of PRIMEDIA Workplace Learning LP(22)
3.56	—	Limited Partnership Agreement of PRIMEDIA Workplace Learning LP(22)

3.57	—	Certificate of Incorporation of McMullen Argus Publishing, Inc.(8)
3.58	—	By-laws of McMullen Argus Publishing, Inc.(8)
3.59	—	Certificate of Formation of Cover Concepts Marketing Services, LLC(10)
3.60	—	Limited Liability Company Agreement of Cover Concepts Marketing Services, LLC(10)
3.61	—	Certificate of Incorporation of CSK Publishing Company Incorporated(10)
3.62	—	By-laws of CSK Publishing Company Incorporated(10)
3.63	—	Certificate of Incorporation of GO LO Entertainment, Inc.(22)
3.64	—	By-laws of GO LO Entertainment, Inc.(22)
3.65	—	Certificate of Incorporation of IntelliChoice, Inc.(10)
3.66	—	By-laws of IntelliChoice, Inc.(10)
3.67	—	Certificate of Incorporation of Canoe & Kayak, Inc.(10)
3.68	—	By-laws of Canoe & Kayak, Inc.(10)
3.69	—	Certificate of Amendment to Certificate of Incorporation of Cowles Enthusiast Media, Inc. (changing name to PRIMEDIA Enthusiast Publications, Inc.)(12)
3.70	—	Certificate of Incorporation of Cowles Enthusiast Media, Inc.(10)
3.71	—	By-laws of Cowles Enthusiast Media, Inc.(10)
3.72	—	Certificate of Incorporation of Cowles/Simba Information, Inc.(10)
3.73	—	Certificate of Amendment to Certificate of Incorporation of Cowles/Simba Information, Inc. (changing name to Simba Information Inc.)(12)
3.74	—	By-laws of Cowles/Simba Information, Inc.(10)
3.75	—	Certificate of Incorporation of The Virtual Flyshop, Inc.(10)
3.76	—	By-laws of The Virtual Flyshop, Inc.(10)
3.77	—	Certificate of Incorporation of PRIMEDIA Companies Inc.(18)
3.78	—	By-Laws of PRIMEDIA Companies, Inc.(18)
3.79	—	Certificate of Incorporation of PRIMEDIA Leisure Group Inc.(18)
3.80	—	By-Laws of PRIMEDIA Leisure Group Inc.(18)
3.81	—	Certificate of Incorporation of PRIMEDIA Specialty Group Inc.(18)
3.82	—	By-Laws of PRIMEDIA Specialty Group Inc.(18)
3.83	—	Certificate of Incorporation of Media Central IP Corp.(25)
3.84	—	By-laws of Media Central IP Corp.(25)
3.85	—	Third Amended and Restated Certificate of Incorporation of About, Inc.(26)
3.86	—	Second Amended and Restated By-Laws of About, Inc.(26)
3.87	—	Certificate of Incorporation of PRIMEDIA Media Subscription Company, Inc.(*)
3.88	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Media Subscription Company, Inc. (changing name to Enthusiast Media Subscription Company, Inc.)(*)

3.89	—	By-Laws of Enthusiast Media Subscription Company, Inc.(*)
4.1	—	10 1/4% Senior Note Indenture (including form of note and form of guarantee)(5)
4.2	—	8 1/2% Senior Note Indenture (including forms of note and guarantee)(6)
4.3	—	Form of Class D Subordinated Debenture Indenture (including form of debenture)(7)
4.4	—	Form of Class F Subordinated Debenture Indenture (including form of debenture)(9)
4.5	—	Form of Class H Subordinated Debenture Indenture (including form of debenture)(11)
4.6	—	7 5/8% Senior Note Indenture (including form of note and form of guarantee)(11)
4.7	—	8 7/8% Senior Note Indenture (including forms of note and guarantee)(16)
4.8	—	8% Senior Note Indenture (including form of note and form of guarantee)(23)
4.9	—	Form of Senior Floating Rate Note due 2010(27)
4.10	—	Senior Floating Rate Note Indenture (including form of note and form of guarantee)(27)
4.11	—
Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Markets, Inc. and Scotia Capital (USA) Inc., as representative of the initial purchasers.(27)
10.1	—
Credit Agreement dated as of June 20, 2001, with The Chase Manhattan Bank, as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(18)
10.2	—	Forms of Pledge Agreement, Subsidiary Guaranty and Contribution Agreement (with respect to Exhibit 10.1)(18)
10.3	—
First Amendment, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(24)
10.4	—
Second Amendment, dated as of April 29, 2004, with JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents(27)
10.5	—	Credit Agreement, dated as of May 14, 2004, with Bank of America N.A., as syndication agent, Citicorp North America, Inc. as co- syndication agent and JPMorgan Chase Bank, as administrative agent(27)
10.6	—	Subsidiary Guarantee (with respect to Exhibit 10.5)(27)
†10.7	—	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan(4)
†10.8	—	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997(8)
†10.9	—	Form of Common Stock Purchase Agreement between K-III and senior management(2)
†10.10	—	Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
†10.11	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
10.12	—	Form of Common Stock Purchase Agreement between K-III and senior management(2)
10.13	—	Form of Common Stock Purchase Agreement between K-III and various purchasers(2)

10.14	—	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P.(12)
†10.15	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
†10.16	—	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan(20)
10.17	—
Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III(12)
10.18	—	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.19	—	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.20	—	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC(22)
†10.21	—	Executive Incentive Compensation Plan(5)
†10.22	—	1995 Restoration Plan(5)
†10.23	—	Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin(25)
†10.24	—	Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999(13)
†10.25	—	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers(18)
†10.26	—	Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(17)
†10.27	—	Amendment dated as of June 20, 2002 and Amendment dated as of August 20, 2002 to Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(22)
†10.28	—	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm(21)
†10.29	—	Separation and Release Agreement dated as of December 31, 2003 by and between David Ferm and PRIMEDIA Inc.(25)
†10.30	—	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy(19)
†10.31	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy(18)
†10.32	—	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc.(25)
†10.33	—	Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.34	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.35	—	Separation and Release Agreement dated as of February 12, 2004, between Thomas S. Rogers and PRIMEDIA Inc.(25)

†10.36	—	Letter Agreement dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc.(25)
†10.37	—	PRIMEDIA Inc. 2001 Stock Incentive Plan(15)
21	—	Subsidiaries of PRIMEDIA(*)
23	—	Independent Auditors' Consent(*)
31.1	—	Certification of Kelly P. Conlin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	—	Certification by Matthew A. Flynn Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	—	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	—	Certification by Kelly P. Conlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	—	Certification by Matthew A. Flynn Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	—	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

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

(21)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-11106.

(22)
Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11106

(23)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-11106.

(24)
Incorporated by reference to PRIMEDIA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-11106.

(25)
Incorporated by reference to PRIMEDIA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-11106.

(26)
Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4, File No. 333-113742.

(27)
Incorporated by reference to PRIMEDIA Inc.'s Registration Statement on Form S-4, File No. 333-120138.

†
Executive contract or compensation plan or arrangement.

(*)
Filed herewith.

QuickLinks

TABLE OF GUARANTORS
PRIMEDIA Inc. Annual Report on Form 10-K December 31, 2004
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
PRIMEDIA INC. AND SUBSIDIARIES
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).
Risk Factors
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
PRIMEDIA INC. AND SUBSIDIARIES Statements of Consolidated Operations (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES Consolidated Balance Sheets (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES Statements of Consolidated Cash Flows (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (dollars in thousands, except per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2004 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET December 31, 2004 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2004 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET December 31, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For the Year Ended December 31, 2003 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2002 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For the Year Ended December 31, 2002 (dollars in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
  SCHEDULE II
PRIMEDIA INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Year Ended December 31, 2004 (dollars in thousands)
  SCHEDULE II
PRIMEDIA INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Year Ended December 31, 2003 (dollars in thousands)
  SCHEDULE II
PRIMEDIA INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Year Ended December 31, 2002 (dollars in thousands)
EXHIBIT INDEX