Form 10-Q
period 2005-03-31
PRIMEDIA INC
filed 2005-05-10
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of April 29, 2005: 262,265,058.

PRIMEDIA Inc.

INDEX

		PAGE
Part I. Financial Information:
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	2
	Condensed Statements of Consolidated Operations (Unaudited) for the three months ended March 31, 2005 and 2004	3
	Condensed Statements of Consolidated Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
Part II. Other Information:
Item 6.	Exhibits	54
	Signatures	55

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365,589	$13,000
Accounts receivable, net	169,911	179,005
Inventories	26,341	22,696
Prepaid expenses and other	42,133	29,423
Assets held for sale	22,914	40,274

Total current assets	626,888	284,398
Property and equipment (net of accumulated depreciation and amortization of $259,293 in 2005 and $274,830 in 2004)	72,732	79,806
Other intangible assets, net	243,482	242,884
Goodwill	891,292	902,579
Other non-current assets	48,582	49,381

Total Assets	$1,882,976	$1,559,048

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$59,953	$84,732
Accrued expenses and other	184,036	143,112
Deferred revenues	171,738	157,314
Current maturities of long-term debt	24,070	24,919
Liabilities of businesses held for sale	23,564	26,980

Total current liabilities	463,361	437,057
Long-term debt	1,566,689	1,635,964
Shares subject to mandatory redemption	474,559	474,559
Deferred revenues	16,718	17,093
Deferred income taxes	79,014	75,172
Other non-current liabilities	59,667	64,023

Total Liabilities	2,660,008	2,703,868

Shareholders' deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at March 31, 2005 and December 31, 2004 and 271,327,975 shares and 270,893,102 shares issued at March 31, 2005 and December 31, 2004, respectively)	2,713	2,709
Additional paid-in capital (including warrants of $31,690 at March 31, 2005 and December 31, 2004)	2,357,048	2,354,778
Accumulated deficit	(3,060,749)	(3,426,263)
Accumulated other comprehensive loss	(167)	(167)
Common stock in treasury, at cost (8,442,409 shares at March 31, 2005 and December 31, 2004)	(75,877)	(75,877)

Total shareholders' deficiency	(777,032)	(1,144,820)

Total Liabilities and Shareholders' Deficiency	$1,882,976	$1,559,048

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues, net:
Advertising	$196,048	$195,499
Circulation	61,945	67,012
Other	46,031	43,561

Total revenues, net	304,024	306,072
Operating costs and expenses:
Cost of goods sold	60,581	61,287
Marketing and selling	69,774	69,481
Distribution, circulation and fulfillment	57,125	55,332
Editorial	27,597	26,312
Other general expenses	40,237	38,986
Corporate administrative expenses	6,074	7,480
Depreciation of property and equipment	7,845	8,720
Amortization of intangible assets and other	3,148	4,713
Severance related to separated senior executives	—	658
Non-cash compensation	1,201	1,919
Provision for severance, closures and restructuring related costs	1,058	2,471
Provision for unclaimed property	—	5,400

Operating income	29,384	23,313
Other income (expense):
Interest expense	(33,226)	(28,138)
Interest on shares subject to mandatory redemption	(10,945)	(10,945)
Amortization of deferred financing costs	(1,334)	(1,102)
Other income, net	635	289

Loss from continuing operations before income tax expense	(15,486)	(16,583)
Provision for income taxes	(3,912)	(4,367)

Loss from continuing operations	(19,398)	(20,950)
Discontinued operations (including gain on sale of businesses, net of $383,178 and $38,109 in 2005 and 2004, respectively)	384,912	32,021

Net income	365,514	11,071
Preferred stock dividends	—	(5,153)

Income applicable to common shareholders	$365,514	$5,918

Basic and diluted income (loss) per common share:
Continuing operations	$(0.07)	$(0.10)
Discontinued operations	1.46	0.12

Income applicable to common shareholders	$1.39	$0.02

Basic and diluted common shares outstanding	262,661,656	259,894,408

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$365,514	$11,071
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(365,002)	(12,176)
Changes in operating assets and liabilities	4,094	(30,395)

Net cash provided by (used in) operating activities	4,606	(31,500)

Investing activities:
Additions to property, equipment and other, net	(5,889)	(6,153)
Proceeds from sales of businesses and other	431,306	58,077
Payments for businesses acquired, net of cash acquired	(7,820)	(1,117)
Proceeds from sale of (payments for) other investments, net	(2)	547

Net cash provided by investing activities	417,595	51,354

Financing activities:
Borrowings under credit agreements	63,150	93,000
Repayments of borrowings under credit agreements	(131,650)	(100,000)
Proceeds from issuances of common stock, net	1,074	628
Deferred financing costs paid	(62)	—
Capital lease obligations	(2,073)	(2,822)
Other	(51)	(235)

Net cash used in financing activities	(69,612)	(9,429)

Increase in cash and cash equivalents	352,589	10,425
Cash and cash equivalents, beginning of period	13,000	8,685

Cash and cash equivalents, end of period	$365,589	$19,110

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$14,256	$7,085

Cash interest paid on shares subject to mandatory redemption	$10,945	$10,945

Cash taxes paid, net of refunds received	$58	$101

Cash paid for severance, closures and restructuring related costs	$4,503	$4,337

Non-cash activities:
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$—	$5,153

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2005 and December 31, 2004 and the consolidated results of operations of the Company for the three month periods ended March 31, 2005 and 2004, and consolidated cash flows of the Company for the three months ended March 31, 2005 and 2004 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full year.

Stock Based Compensation

        The Company has a stock-based employee compensation plan. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications and settlements made on or after January 1, 2003. As a result of the adoption of SFAS 123, the Company recorded a non-cash compensation charge of $566 and $590, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan, for the three months ended March 31, 2005 and 2004, respectively.

        The following table illustrates the effect on net income applicable to common shareholders and basic and diluted income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants for all periods presented:

	Three Months Ended March 31,
	2005	2004
Reported net income applicable to common shareholders	$365,514	$5,918
Add: stock-based employee compensation expense included in reported net income	566	765
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,770)	(3,161)

Pro forma net income applicable to common shareholders	$364,310	$3,522

Per common share:
Reported basic and diluted income	$1.39	$0.02
Pro forma basic and diluted income	$1.39	$0.01

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. For the three months ended March 31, 2005 and 2004, respectively, the following weighted-average assumptions were used: risk-free interest rates of 3.78% and 2.18%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 75% and 89%, and a weighted-average expected life of the options of three years. The estimated fair value of options granted during the three months ended March 31, 2005 and 2004 was $21 and $8, respectively.

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

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"). Upon the effective date, SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. See the Recent Accounting Pronouncements section below for further discussion.

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs"

        In November 2004, the FASB issued SFAS No. 151, which is an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements.

SFAS No. 123 (revised 2004)," Share-Based Payment"

        In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 and supercedes APB No. 25. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company is planning to adopt SFAS No. 123(R) using the modified prospective method effective January 1, 2006, which will result in an increase in non-cash compensation expense. The Company is still evaluating the impact of the adoption of this standard on its consolidated financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29"

        In December 2004, the FASB issued SFAS No. 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

2.    Divestitures

        The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company's borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York and The Bank of Nova Scotia, as agents (the "bank credit facilities"). The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations for the three months ended March 31, 2004. Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen and its companion teen properties, resulting in a payment to the purchaser of $3,379 in January 2004.

        In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale were approximately $2,200, subject to standard post-closing adjustments.

        In September 2004, the Company announced that it was exploring the sale of its Workplace Learning division, excluding Interactive Medical Network ("IMN"). Workplace Learning was part of the Education segment (formerly known as the Education and Training segment) which was renamed to reflect the classification of Workplace Learning as a discontinued operation. On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. Proceeds from the sale were approximately $21,300, subject to standard post-closing adjustments and the Company recorded a net gain of approximately $18,700 in discontinued operations in 2005. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, resulting in a loss in carrying value of $14,400. In accordance with SFAS 144, the Company recorded the loss in carrying value of the remaining assets in discontinued operations on March 31, 2005 (See Subsequent Events Note 17). The operating results of Workplace Learning, excluding IMN, have been reclassified as discontinued operations for all periods presented and the remaining assets and liabilities have been classified as held for sale as of March 31, 2005 and December 31, 2004.

        On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Gross proceeds from the sale of approximately $410,000 were used to reduce the Company's borrowings under its revolving bank credit facility and for general corporate purposes. The Company intends, through a series of steps, to further reduce outstanding long-term debt and/or redeem outstanding shares subject to mandatory redemption. The Company recorded a net gain on the sale of About.com of $378,900 in discontinued operations in 2005.

        Total revenues, net, and income before provision for income taxes included in discontinued operations for the three months ended March 31, 2005 and 2004 on the accompanying condensed statements of consolidated operations are as follows:

Included in Discontinued Operations

	Three Months Ended March 31,
	2005	2004
Total revenues, net	$18,077	$24,069

Income before income tax expense (including gain on sale of businesses)	$385,059	$32,044

Balance Sheet of Businesses Held for Sale

        The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of March 31, 2005 and December 31, 2004 have been reclassified to held for sale on the accompanying condensed consolidated balance sheets as follows:

	March 31, 2005	December 31, 2004
ASSETS
Accounts receivable, net	$4,353	$5,114
Inventories	1,241	1,524
Prepaid expenses and other	1,010	588
Property and equipment, net	16,197	18,991
Other non-current assets	113	14,057

Assets held for sale	$22,914	$40,274

LIABILITIES
Accounts payable	$1,229	$2,371
Accrued expenses and other	2,815	4,177
Deferred revenues—current	4,895	5,545
Current portion of capital lease obligations	1,096	1,076
Long-term portion of capital lease obligations	13,529	13,811

Liabilities of businesses held for sale	$23,564	$26,980

3.    Accounts Receivable, Net

        Accounts receivable, net, consisted of the following:

	March 31, 2005	December 31, 2004
Accounts receivable	$182,907	$192,126
Less: Allowance for doubtful accounts	10,366	10,526
Allowance for returns and rebates	2,630	2,595

	$169,911	$179,005

4.    Inventories

        Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$17,025	$15,097
Work in process	137	98
Finished goods	9,179	7,501

	$26,341	$22,696

5.    Goodwill, Other Intangible Assets and Other

        Since the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as the annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2005 and 2004, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. Upon adoption of SFAS 142, the Company recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. For the three months ended March 31, 2005 and 2004, income tax expense primarily consisted of deferred income taxes of $3,842 and $4,289, respectively, related to the increase in the Company's net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter as these intangible assets continue to be amortized for tax purposes. As a result of the adoption of SFAS 142, the Company records a valuation allowance in excess of its net deferred tax assets to the extent the differences between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the expiration period of the Company's net operating loss carryforwards and other tax deductible temporary differences. The Company expects that it will record a total of approximately $12,000 to increase deferred tax liabilities during the remaining nine months of 2005.

        Changes in the carrying amount of goodwill for the three months ended March 31, 2005, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Total
Balance as of January 1, 2005	$688,911	$96,001	$117,667	$902,579
Purchase price allocation adjustments for valuation reports	—	4,143	—	4,143
Goodwill written off related to the sale of businesses	(15,430)	—	—	(15,430)

Balance as of March 31, 2005	$673,481	$100,144	$117,667	$891,292

        Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		March 31, 2005			December 31, 2004
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$—	$—	$—	$20,449	$20,449	$—
Membership, subscriber and customer lists	2-20	290,976	269,703	21,273	290,917	268,021	22,896
Non-compete agreements	1-10	136,366	135,315	1,051	136,226	135,042	1,184
Trademark license agreements	2-15	2,984	2,921	63	2,984	2,917	67
Copyrights	3-20	17,940	17,406	534	17,940	17,344	596
Databases	2-12	5,579	5,334	245	9,334	9,000	334
Advertiser lists	5-20	138,182	127,385	10,797	135,978	126,687	9,291
Distribution agreements	1-7	10,410	10,410	—	10,410	10,410	—
Other	1-5	10,346	9,846	500	9,804	9,804	—

		$612,783	$578,320	$34,463	$634,042	$599,674	$34,368

        Intangible assets not subject to amortization had a carrying value of $209,019 and $208,516 at March 31, 2005 and December 31, 2004, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $2,803 and $4,350 for the three months ended March 31, 2005 and 2004, respectively. Amortization of deferred wiring costs of $345 and $363 for the three months ended March 31, 2005 and 2004, respectively, has also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At March 31, 2005, estimated future amortization expense of other intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $9,000 for the remaining nine months of 2005 and approximately $8,000, $6,000, $5,000 and $3,000 for 2006, 2007, 2008 and 2009, respectively.

6.    Accrued Expenses and Other

        Accrued expenses and other current liabilities consisted of the following:

	March 31, 2005	December 31, 2004
Payroll, commissions and related employee benefits	$49,376	$41,143
Rent and lease liabilities	6,701	7,781
Retail display costs and allowances	14,926	14,620
Royalties	2,005	2,273
Circulation costs	6,196	6,531
Professional fees	3,593	4,288
Taxes	17,431	12,843
Deferred purchase price	1,987	565
Interest payable	37,016	17,549
Interest payable on shares subject to mandatory redemption	10,947	10,947
Other	33,858	24,572

	$184,036	$143,112

        The above amounts include $891 and $2,064 of restructuring related payroll costs, $23 and $280 of contract termination costs and $5,084 and $6,695 of restructuring related leases at March 31, 2005 and December 31, 2004, respectively.

7.    Long-term Debt

        Long-term debt consisted of the following:

	March 31, 2005	December 31, 2004
Borrowings under bank credit facilities	$412,406	$480,406
7 5/8% Senior Notes Due 2008	225,618	225,581
8 7/8% Senior Notes Due 2011	470,541	470,390
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000

	1,583,565	1,651,377
Obligation under capital leases and other	7,194	9,506

	1,590,759	1,660,883
Less: Current maturities of long-term debt	24,070	24,919

	$1,566,689	$1,635,964

        Under the most restrictive covenants as defined in the bank credit facilities agreement, the Company must maintain a minimum interest coverage ratio, as defined, of 2.25 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined in the bank credit facilities, is 6.25 to 1 and decreases to 6.00 to 1, 5.75 to 1, 5.50 to 1, 5.25 to 1, 5.00 to 1, 4.75 to 1, and 4.50 to 1 on October 1, 2005, July 1, 2006, October 1, 2006, April 1, 2007, October 1, 2007, April 1, 2008 and July 1, 2008, respectively. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

        With the exception of the term loans B and C, the amounts borrowed under the bank credit facilities bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At March 31, 2005 and December 31, 2004, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 5.4% and 5.0%, respectively.

        The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year.

8.    Common Stock and Related Options

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2005:

Range of Exercise Prices	Number Outstanding at 3/31/05	Number Exercisable at 3/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$0.08—$0.43	48,195	48,195	3	$0.24	$0.24
$1.20—$1.96	610,805	475,185	6	1.85	1.85
$2.02—$2.98	1,686,680	512,046	4	2.80	2.77
$3.09—$3.80	2,059,500	542,000	7	3.09	3.10
$4.00—$5.95	7,177,768	5,627,581	5	4.73	4.78
$6.00—$9.83	3,974,678	2,759,345	6	6.80	7.12
$10.13—$19.81	8,056,567	7,791,567	5	13.25	13.11
$20.00—$36.52	152,881	152,589	5	26.10	26.11

Total	23,767,074	17,908,508	5	$7.74	$8.75

9.    Non-Cash Compensation

	Three Months Ended March 31,
	2005	2004
Restricted stock(1)	$635	$1,154
Stock Based Compensation (SFAS 123)(2)	566	590
Amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About acquisition(3)	—	175

Total	$1,201	$1,919

(1)
During the three months ended March 31, 2005 and 2004, the Company recognized $635 and $1,154, respectively, of non-cash compensation charges related to the Company's grants of shares of restricted common stock to certain executives during 2003 and 2004, as well as grants of shares of restricted common stock to certain employees in 2003 and 2004 in exchange for their options in the Company's Internet subsidiaries. These grants are being expensed ratably over their related vesting periods.

(2)
In accordance with SFAS 123, the Company recorded a non-cash compensation charge of $566 and $590 for the three months ended March 31, 2005 and 2004, respectively, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan.

(3)
In connection with the acquisition of About in 2001, the Company recorded a charge of $175 related to the amortization of the intrinsic value of unvested "in the money" options for the three months ended March 31, 2004. As of March 31, 2004, these options were fully vested.

10.    Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        Through March 31, 2004, the Company finalized and recorded $658 of severance related to the separation of the former Interim Chief Executive Officer and President and the former Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

        Through the first quarter of 2005, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

        Details of the initiatives implemented and the payments made in furtherance of these plans during the three-months ended March 31, 2005 and 2004 are presented in the following tables:

	Liability as of January 1, 2005		Net Provision for the Three Months Ended March 31, 2005	Payments during the Three Months Ended March 31, 2005	Liability as of March 31, 2005
Severance and closures:
Employee-related termination costs	$1,978		$714	$(1,651)	$1,041
Termination of leases related to office closures	35,417		344	(2,702)	33,059

Total severance and closures	$37,395	(1)	$1,058	$(4,353)	$34,100

	Liability as of January 1, 2004		Net Provision for the Three Months Ended March 31, 2004		Payments during the Three Months Ended March 31, 2004	Liability as of March 31, 2004
Severance and closures:
Employee-related termination costs	$4,352		$174		$(1,524)	$3,002
Termination of leases related to office closures	37,056		2,297		(2,304)	37,049

Total severance and closures	$41,408	(1)	$2,471	(2)	$(3,828)	$40,051

(1)
Reduced for liabilities relating to discontinued operations totaling $430 and $2,266 at January 1, 2005 and 2004, respectively.

(2)
Adjusted to exclude net provisions related to discontinued operations totaling $257 for the three months ended March 31, 2004.

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

        As a result of the implementation of these plans, the Company has closed and consolidated 23 office locations and has notified a total of 2,060 individuals that they would be terminated under these plans. As of March 31, 2005, all of these individuals have been terminated.

        Liabilities of $5,732 and $8,650 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively. Liabilities of $28,368 and $28,745 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

        For purposes of the Company's bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is excluded from the Company's calculation of consolidated EBITDA.

11.    Provision for Unclaimed Property

        Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks for which the Company had an accrual recorded in the amount of $3,600 as of December 31, 2003. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $5,400 in the three months ended March 31, 2004. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the estimated results of operations for 2004 considered material.

        The Company has entered the next phase of the assessment whereby the consultant is assisting in refining the estimated provision and in negotiating settlements under voluntary compliance agreements with the relevant states.

12.
Comprehensive Income

        Comprehensive income for the three months ended March 31, 2005 and 2004 is presented in the following table:

	Three Months Ended March 31,
	2005	2004
Net income	$365,514	$11,071
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(10)

Total comprehensive income	$365,514	$11,061

13.
Income (loss) per Common Share

        Income (loss) per common share for the three months ended March 31, 2005 and 2004 has been determined based on net income available to common shareholders, divided by the weighted average number of common shares outstanding for all periods presented.

        Potentially dilutive common shares include the effect of stock options, warrants and convertible preferred stock. The securities that could potentially dilute basic earnings per share in the future consist of approximately 30,700,000 of stock options and warrants and 60,800,000 of stock options, warrants and Series J Convertible Preferred Stock at March 31, 2005 and 2004, respectively. These securities were not included in the computation of diluted income (loss) per share because the effect of their inclusion would be antidilutive.

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

        The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company's consumer magazine brands, their related Web sites, events, licensing and merchandising.

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

	Three Months Ended March 31,
	2005	2004
Revenues, net:
Enthusiast Media	$156,454	$163,028
Consumer Guides	75,648	71,386
Business Information	53,404	54,802
Education	18,883	17,191
Intersegment Eliminations	(365)	(335)

Total	$304,024	$306,072

Segment EBITDA(1):
Enthusiast Media	$23,611	$28,259
Consumer Guides	18,244	19,641
Business Information	4,618	5,089
Education	2,249	1,719
Corporate Overhead	(6,086)	(7,514)

Total	$42,636	$47,194

Depreciation, amortization and other charges(2):
Enthusiast Media	$4,895	$8,089
Consumer Guides	2,547	2,909
Business Information	2,050	5,220
Education	1,977	2,739
Corporate	1,783	4,924

Total	$13,252	$23,881

Operating income (loss):
Enthusiast Media	$18,716	$20,170
Consumer Guides	15,697	16,732
Business Information	2,568	(131)
Education	272	(1,020)
Corporate	(7,869)	(12,438)

Total	29,384	23,313
Other income (expense):
Interest expense	(33,226)	(28,138)
Interest on shares subject to mandatory redemption	(10,945)	(10,945)
Amortization of deferred financing costs	(1,334)	(1,102)
Other income, net	635	289

Loss from continuing operations before income tax expense	$(15,486)	$(16,583)

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

(2)
Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs and provision for unclaimed property.

16.
Financial Information for Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the three months ended March 31, 2005, there have been no reclassifications between restricted and unrestricted subsidiaries.

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

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

March 31, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$355,642	$9,201	$746	$—	$365,589
Accounts receivable, net	—	160,453	9,458	—	169,911
Inventories	—	25,538	803	—	26,341
Prepaid expenses and other	4,135	18,972	19,026	—	42,133
Assets held for sale	—	—	22,914	—	22,914

Total current assets	359,777	214,164	52,947	—	626,888
Property and equipment, net	5,019	57,592	10,121	—	72,732
Investment in and advances to subsidiaries	524,465	—	—	(524,465)	—
Other intangible assets, net	—	235,260	8,222	—	243,482
Goodwill	—	842,562	48,730	—	891,292
Other non-current assets	8,987	34,836	4,759	—	48,582

Total Assets	$898,248	$1,384,414	$124,779	$(524,465)	$1,882,976

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$4,020	$53,325	$2,608	$—	$59,953
Intercompany payables	(592,222)	(860,486)	1,452,708	—	—
Accrued expenses and other	77,167	98,510	8,359	—	184,036
Deferred revenues	1,738	162,898	7,102	—	171,738
Current maturities of long-term debt	21,789	2,243	38	—	24,070
Liabilities of businesses held for sale	—	—	23,564	—	23,564

Total current liabilities	(487,508)	(543,510)	1,494,379	—	463,361

Long-term debt	1,562,996	3,601	92	—	1,566,689
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,820,780	—	(2,820,780)	—
Deferred revenues	15,725	993	—	—	16,718
Deferred income taxes	79,014	—	—	—	79,014
Other non-current liabilities	30,494	28,090	1,083	—	59,667

Total Liabilities	1,675,280	2,309,954	1,495,554	(2,820,780)	2,660,008

Shareholders' deficiency:
Common stock	2,713	—	—	—	2,713
Additional paid-in capital	2,357,048	—	—	—	2,357,048
Accumulated deficit	(3,060,749)	(925,534)	(1,370,614)	2,296,148	(3,060,749)
Accumulated other comprehensive loss	(167)	(6)	(161)	167	(167)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total shareholders' deficiency	(777,032)	(925,540)	(1,370,775)	2,296,315	(777,032)

Total Liabilities and Shareholders' Deficiency	$898,248	$1,384,414	$124,779	$(524,465)	$1,882,976

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$262,440	$49,539	$(7,955)	$304,024
Operating costs and expenses:
Cost of goods sold	—	55,707	4,874	—	60,581
Marketing and selling	—	62,220	7,554	—	69,774
Distribution, circulation and fulfillment	—	39,184	17,941	—	57,125
Editorial	—	24,434	3,163	—	27,597
Other general expenses	12	23,621	24,559	(7,955)	40,237
Corporate administrative expenses	4,814	—	1,260	—	6,074
Depreciation of property and equipment	710	5,574	1,561	—	7,845
Amortization of intangible assets and other	—	3,140	8	—	3,148
Non-cash compensation	1,201	—	—	—	1,201
Provision for severance, closures and restructuring related costs	(128)	1,133	53	—	1,058

Operating income (loss)	(6,609)	47,427	(11,434)	—	29,384
Other income (expense):
Interest expense	(32,775)	(433)	(18)	—	(33,226)
Interest on shares subject to mandatory redemption	(10,945)	—	—	—	(10,945)
Amortization of deferred financing costs	(336)	(821)	(177)	—	(1,334)
Equity in losses of subsidiaries	382,359	—	—	(382,359)	—
Intercompany management fees and interest	37,278	(30,924)	(6,354)	—	—
Other income, net	529	97	9	—	635

Income (loss) from continuing operations before income tax expense	369,501	15,346	(17,974)	(382,359)	(15,486)
Provision for income taxes	(3,842)	(69)	(1)	—	(3,912)

Income (loss) from continuing operations	365,659	15,277	(17,975)	(382,359)	(19,398)
Discontinued operations	(145)	380,831	4,226	—	384,912

Net income (loss)	$365,514	$396,108	$(13,749)	$(382,359)	$365,514

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$365,514	$396,108	$(13,749)	$(382,359)	$365,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(413,362)	(337,158)	3,159	382,359	(365,002)
Changes in operating assets and liabilities	10,230	10,961	(17,097)	—	4,094

Net cash provided by (used in) operating activities	(37,618)	69,911	(27,687)	—	4,606

Investing activities:
Additions to property, equipment and other, net	(116)	(1,040)	(4,733)	—	(5,889)
Proceeds from sales of businesses and other	—	410,000	21,306	—	431,306
Payments for businesses acquired, net of cash acquired	—	(1,056)	(6,764)	—	(7,820)
Payments for other investments, net	—	(2)	—	—	(2)

Net cash provided by (used in) investing activities	(116)	407,902	9,809	—	417,595

Financing activities:
Intercompany activity	458,218	(477,090)	18,872	—	—
Borrowings under credit agreements	63,150	—	—	—	63,150
Repayments of borrowings under credit agreements	(131,650)	—	—	—	(131,650)
Proceeds from issuances of common stock, net	1,074	—	—	—	1,074
Deferred financing costs paid	—	(51)	(11)	—	(62)
Capital lease obligations	(911)	(900)	(262)	—	(2,073)
Other	—	(51)	—	—	(51)

Net cash provided by (used in) financing activities	389,881	(478,092)	18,599	—	(69,612)

Increase (decrease) in cash and cash equivalents	352,147	(279)	721	—	352,589
Cash and cash equivalents, beginning of period	3,495	9,480	25	—	13,000

Cash and cash equivalents, end of period	$355,642	$9,201	$746	$—	$365,589

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$3,495	$9,480	$25	$—	$13,000
Accounts receivable, net	—	171,143	7,862	—	179,005
Inventories	—	22,553	143	—	22,696
Prepaid expenses and other	4,851	20,535	4,037	—	29,423
Assets held for sale	—	—	40,274	—	40,274

Total current assets	8,346	223,711	52,341	—	284,398
Property and equipment, net	5,613	64,731	9,462	—	79,806
Investment in and advances to subsidiaries	713,005	—	—	(713,005)	—
Other intangible assets, net	—	242,389	495	—	242,884
Goodwill	—	886,534	16,045	—	902,579
Other non-current assets	9,322	36,138	3,921	—	49,381

Total Assets	$736,286	$1,453,503	$82,264	$(713,005)	$1,559,048

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$13,036	$68,708	$2,988	$—	$84,732
Intercompany payables	(441,488)	(554,146)	995,634	—	—
Accrued expenses and other	56,726	83,128	3,258	—	143,112
Deferred revenues	1,738	147,397	8,179	—	157,314
Current maturities of long-term debt	22,221	2,648	50	—	24,919
Liabilities of businesses held for sale	—	—	26,980	—	26,980

Total current liabilities	(347,767)	(252,265)	1,037,089	—	437,057
Long-term debt	1,631,786	4,178	—	—	1,635,964
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,486,489	401,955	(2,888,444)	—
Deferred revenues	16,150	943	—	—	17,093
Deferred income taxes	75,172	—	—	—	75,172
Other non-current liabilities	31,206	32,570	247	—	64,023

Total Liabilities	1,881,106	2,271,915	1,439,291	(2,888,444)	2,703,868

Shareholders' deficiency:
Common stock	2,709	—	—	—	2,709
Additional paid-in capital	2,354,778	—	—	—	2,354,778
Accumulated deficit	(3,426,263)	(818,406)	(1,356,866)	2,175,272	(3,426,263)
Accumulated other comprehensive loss	(167)	(6)	(161)	167	(167)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total shareholders' deficiency	(1,144,820)	(818,412)	(1,357,027)	2,175,439	(1,144,820)

Total Liabilities and Shareholders' Deficiency	$736,286	$1,453,503	$82,264	$(713,005)	$1,559,048

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$283,104	$33,840	$(10,872)	$306,072
Operating costs and expenses:
Cost of goods sold	—	57,743	3,544	—	61,287
Marketing and selling	—	60,487	8,994	—	69,481
Distribution, circulation and fulfillment	—	41,248	14,084	—	55,332
Editorial	—	23,375	2,937	—	26,312
Other general expenses	—	34,558	15,300	(10,872)	38,986
Corporate administrative expenses	5,771	—	1,709	—	7,480
Depreciation of property and equipment	684	6,263	1,773	—	8,720
Amortization of intangible assets and other	—	4,684	29	—	4,713
Severance related to separated senior executives	658	—	—	—	658
Non-cash compensation	1,919	—	—	—	1,919
Provision for severance, closures and restructuring related costs	1,606	865	—	—	2,471
Provision for unclaimed property	56	5,344	—	—	5,400

Operating income (loss)	(10,694)	48,537	(14,530)	—	23,313
Other income (expense):
Interest expense	(27,417)	(711)	(10)	—	(28,138)
Interest on shares subject to mandatory redemption	(10,945)	—	—	—	(10,945)
Amortization of deferred financing costs	(336)	(762)	(4)	—	(1,102)
Equity in income of subsidiaries	27,293	—	—	(27,293)	—
Intercompany management fees and interest	37,109	(36,895)	(214)	—	—
Other income (expense), net	349	(51)	(9)	—	289

Income (loss) from continuing operations before income tax expense	15,359	10,118	(14,767)	(27,293)	(16,583)
Provision for Income taxes	(4,288)	(65)	(14)	—	(4,367)

Income (loss) from continuing operations	11,071	10,053	(14,781)	(27,293)	(20,950)
Discontinued operations	—	35,782	(3,761)	—	32,021

Net income (loss)	$11,071	$45,835	$(18,542)	$(27,293)	$11,071

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$11,071	$45,835	$(18,542)	$(27,293)	$11,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(57,018)	15,792	1,757	27,293	(12,176)
Changes in operating assets and liabilities	6,365	(18,979)	(17,781)	—	(30,395)

Net cash provided by (used in) operating activities	(39,582)	42,648	(34,566)	—	(31,500)

Investing activities:
Additions to property, equipment and other, net	(168)	(4,576)	(1,409)	—	(6,153)
Proceeds from sale of businesses and other	—	55,869	2,208	—	58,077
Payments for businesses acquired, net of cash acquired	—	(1,117)	—	—	(1,117)
Proceeds from sale of (payments for) other investments, net	(51)	598	—	—	547

Net cash provided by (used in) investing activities	(219)	50,774	799	—	51,354

Financing activities:
Intercompany activity	54,748	(88,190)	33,442	—	—
Borrowings under credit agreements	93,000	—	—	—	93,000
Repayments of borrowings under credit agreements	(100,000)	—	—	—	(100,000)
Proceeds from issuances of common stock, net	628	—	—	—	628
Capital lease obligations	(1,089)	(1,733)	—	—	(2,822)
Other	3	(238)	—	—	(235)

Net cash provided by (used in) financing activities	47,290	(90,161)	33,442	—	(9,429)

Increase (decrease) in cash and cash equivalents	7,489	3,261	(325)	—	10,425
Cash and cash equivalents, beginning of period	345	7,668	672	—	8,685

Cash and cash equivalents, end of period	$7,834	$10,929	$347	$—	$19,110

17.   Subsequent Events

        On April 1, 2005, the Company sold the remaining net assets of Workplace Learning, part of the Education segment, for the assumption of liabilities, resulting in a loss in carrying value of approximately $14,400. In accordance with SFAS 144, the Company recorded, as of March 31, 2005, the loss in the carrying value of the remaining net assets of Workplace Learning sold on April 1, 2005. Workplace Learning was classified as a discontinued operation in 2004. This transaction completes the Company's divestiture of Workplace Learning (See Note 2). As part of this transaction, the remaining lease obligations associated with Workplace Learning's primary facility and its satellite transponder were assigned to and assumed by the buyer and a third party guarantor. However, in accordance with the terms of the original leases, the Company is secondarily liable for all payments due to the lessors following the closing date. In the event that the buyer and its guarantor default on the lease obligations, the Company will be liable for these payments over the remaining terms of the respective leases and the Company does not expect any material impact on its consolidated financial statements in any given year.

        Additionally, in April 2005, the Company called for redemption all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of approximately $167,000), all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of approximately $96,000) and $80,000 aggregate principal amount of its 7 5/8% Senior Notes Due 2008. The redemption date in each case will be May 11, 2005.

        The Series D Exchangeable Preferred Stock is callable at 101% of the liquidation preference thereof plus accrued but unpaid dividends, the Series F Exchangeable Preferred Stock is callable at par plus accrued but unpaid dividends and the 7 5/8% Senior Notes are callable at 101.271% of the principal amount plus accrued interest. Following the redemption, there will remain outstanding $146,000 aggregate principal amount of the 7 5/8% Senior Notes.

        In connection with the redemption of the Series D and Series F Exchangeable Preferred Stock, the Company obtained the written consent of its bank lenders and has repaid its outstanding Term Loans A and Term Loans B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000.

        In recent months the Company received numerous unsolicited inquiries about buying its Business Information segment and announced on April 25, 2005, that it has retained an investment bank to explore a possible sale. No decision has been made as to whether the Company will engage in a transaction resulting in the sale of the segment.

        On May 4, 2005, the Company announced its acquisition of NHU Publishing LLC for approximately $15,800. The acquisition adds the Atlanta, Jacksonville, Nashville, Puget Sound, and Portland, Oregon markets to the Consumer Guides segment's new home guides portfolio, and augments the Company's existing New Home Guide in Charlotte, NC.

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

        Additionally, over the past few years, to counter the effects of the weakness in the overall advertising environment, the Company aggressively attacked its cost structure. The Company also realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth. These initiatives resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

        Overall, these actions have continued to strengthen the balance sheet and improved liquidity as the Company becomes a more efficient organization.

Business Trends

        The media industry continues to be adversely affected by an overall advertising environment that is softer than historical norms, declining single copy sales of consumer magazines and budgetary constraints in the education markets, which may cease in the future. Additionally, low interest rates have facilitated apartment dwellers becoming homeowners and high apartment vacancy rates have pressured the advertising budgets of property managers.

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

Company Strategy

        The Company's strategy is to focus on its core targeted media businesses and grow through leveraging and expanding its market-leading brands. Since the beginning of 2004, the Company has made organic growth its top priority, while still diligently controlling its cost structure. PRIMEDIA is well positioned to capitalize on the shift away from mass advertising to targeted media.

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

Summary of Consolidated Results for the three months ended March 31, 2005

        In 2005, revenues were $304,024, down from $306,072 in 2004. Revenue gains in the Consumer Guides and Education segments were offset by declines in the Enthusiast Media and Business Information segments. In 2005, operating expenses were $261,388, up 1% compared to 2004. In 2005, operating income was $29,384, improved from $23,313 in 2004 primarily due to a provision for unclaimed property recorded in 2004. Net income was $365,514 in 2005 compared to $11,071 in 2004. The improvement in net income was primarily due to the net gain on the sales of About.com of approximately $378,900 and Workplace Learning of approximately $4,300 recorded in discontinued operations on the Company's condensed statement of consolidated operations in 2005. The Company recorded a gain on the sale of New York Magazine of approximately $38,000 in discontinued operations in 2004.

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

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss, as determined in conformity with accounting principles generally accepted in the United States of America, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. For more information, see the reconciliation of Segment EBITDA to operating income (loss) for the Company's four segments in their respective segment discussions below.

Why We Use The Term Free Cash Flow

        Free Cash Flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, net and capital lease obligations ("Free Cash Flow").

        The Company believes that the use of Free Cash Flow enables the Company's chief operating decision maker, who is the President and CEO, and the executive team to make decisions based on the Company's cash resources. Free Cash Flow is also considered to be an indicator of the Company's liquidity, including its ability to reduce debt and shares subject to mandatory redemption and make strategic investments.

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

Reclassifications due to Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Disposal of Long-Lived Assets", the Company's results reflect the reclassification of About Web Services, the Folio, Circulation Management and American Demographics properties, Workplace Learning excluding Interactive Medical Network ("IMN"), six magazines in the Enthusiast Media segment which were shut down in the fourth quarter of 2004 and About.com, which was sold in March 2005, as discontinued operations for all periods presented.

        On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. See Recent Developments section for further discussion on the divestiture of Workplace Learning.

Segment Data

        The following table presents the results of the Company's four operating segments and Corporate for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenues, net:
Enthusiast Media	$156,454	$163,028
Consumer Guides	75,648	71,386
Business Information	53,404	54,802
Education	18,883	17,191
Intersegment Eliminations	(365)	(335)

Total	$304,024	$306,072

Segment EBITDA (1):
Enthusiast Media	$23,611	$28,259
Consumer Guides	18,244	19,641
Business Information	4,618	5,089
Education	2,249	1,719
Corporate Overhead	(6,086)	(7,514)

Total	$42,636	$47,194

Depreciation, amortization and other charges (2):
Enthusiast Media	$4,895	$8,089
Consumer Guides	2,547	2,909
Business Information	2,050	5,220
Education	1,977	2,739
Corporate	1,783	4,924

Total	$13,252	$23,881

Operating income (loss):
Enthusiast Media	$18,716	$20,170
Consumer Guides	15,697	16,732
Business Information	2,568	(131)
Education	272	(1,020)
Corporate	(7,869)	(12,438)

Total	29,384	23,313
Other income (expense):
Interest expense	(33,226)	(28,138)
Interest on shares subject to mandatory redemption	(10,945)	(10,945)
Amortization of deferred financing costs	(1,334)	(1,102)
Other income, net	635	289

Loss from continuing operations before income tax expense	(15,486)	(16,583)
Provision for income taxes	(3,912)	(4,367)

Loss from continuing operations	(19,398)	(20,950)
Discontinued operations (3)	384,912	32,021

Net income	$365,514	$11,071

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles in the United States of America), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by each operating managers' performance, and excludes items largely outside of the operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the three months ended March 31, 2005 and 2004 for each of the Company's segments in their respective segment discussions below.

(2)
Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs and provision for unclaimed property.

(3)
Discontinued operations include a gain on sale of businesses, net of $383,178 and $38,109 in 2005 and 2004, respectively.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004:

Consolidated Results:

Revenues, Net

        Consolidated revenues were $304,024 in 2005 compared to $306,072 in 2004:

	Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$196,048	$195,499	0.3
Circulation	61,945	67,012	(7.6)
Other	46,031	43,561	5.7

Total	$304,024	$306,072	(0.7)

        Advertising revenues increased by $549 in the first quarter of 2005 compared to 2004 due to increases of $2,226 and $1,128 at the Consumer Guides and Business Information segments, respectively, partially offset by a decline of $2,987 at the Enthusiast Media segment. Circulation revenues decreased $5,067 in 2005, principally driven by a $4,417 decline in revenues at the Enthusiast Media segment due to continued weakness in single copy sales. Other revenues increased $2,470 in 2005 compared to 2004 primarily due to increases at Consumer Guides of $2,036 from continued growth of its third party distribution business, at Education of $1,601 and at Enthusiast Media of $709 partially offset by a $1,876 decline at the Business Information segment, primarily due to the timing of a certain trade show in 2005. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

        Operating income was $29,384 in 2005 compared to $23,313 in 2004. The improvement in operating income in 2005 was primarily due to a provision for unclaimed property recorded in 2004 as a result of the Company completing the initial phase of its internal assessment regarding compliance with escheatment requirements for unclaimed property in certain states. In addition, lower depreciation, amortization, non-cash compensation and restructuring related expenses were partially offset by reduced revenues and increased operating expenses due to investment expenses at Consumer Guides and paper price increases.

Net Income (Loss)

        The Company had net income in 2005 of $365,514 compared to $11,071 in 2004. The increase in net income was primarily due to the gain on the sales of About.com of approximately $378,900 and Workplace Learning of approximately $4,300 recorded in discontinued operations during the first quarter of 2005. The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations during the first quarter of 2004.

        Interest expense increased $5,088, or 18.1% in 2005 to $33,226 from $28,138 in 2004. The increase in interest expense is due to higher average debt levels and higher interest rates.

        SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During 2004, the Company sold New York magazine, Kagan World Media, American Demographics and About Web Services. In August 2004, Folio and Circulation Management were contributed to a venture with a third party and during the fourth quarter of 2004 the Company shut down six magazines in the Enthusiast Media segment.

        On March 31, 2005, the Company completed the sale of About.com and the Bankers Training & Consulting Company, the financial services division of Workplace Learning. See Recent Developments section for further discussion on the divestiture of Workplace Learning.

        In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for all periods presented. For the three months ended March 31, 2005 and 2004, discontinued operations includes a net gain on sale of businesses of $383,178 and $38,109, respectively.

Segment Results:

        Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Marine, Soaps, Equine, History, Crafts and Home Technology magazine groups, their related Web sites, events, licensing and merchandising)

Revenues, Net

        Enthusiast Media revenues were $156,454 or 51.5% and $163,028 or 53.3% of the Company's consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues decreased $6,574 or 4.0% in 2005 compared to 2004 as follows:

	Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$82,529	$85,516	(3.5)
Circulation	58,055	62,472	(7.1)
Other	15,528	14,819	4.8
Intersegment revenues	342	221	—

Total	$156,454	$163,028	(4.0)

        The first quarter decline in Enthusiast Media revenue is attributable to softness isolated to three of the segment's eleven categories, specifically Consumer Automotive, International Automotive and Soaps, which together comprise about 28% of the segment's revenue.

        The first quarter's decline in Consumer Automotive advertising is attributable to a slow start by auto manufacturers experiencing difficult business conditions, the timing of new product introductions toward the second half of the year, and the full impact of the rate base reduction that was implemented in the first quarter of last year.

        The first quarter revenue decline in the segment's International Automotive category follows a sharp decline in the fourth quarter of last year after several years of strong growth. The category is expected to decline for the full year, as the market currently suffers from the absence of any new "tuner" platforms and a consolidation of aftermarket suppliers. In the fourth quarter of this year, Honda is expected to announce its new Civic Si, a platform that has the potential to be a catalyst for market growth. While the market is down, PRIMEDIA maintains wide leadership in market share, carrying about three quarters of the sector's advertising pages and selling about 70% of the sector's newsstand copies.

        Two of the segment's eleven categories comprised nearly the entire circulation decline: the International Automotive category and the Soaps category. The Soaps category has been affected by reduced viewership of soap operas, and, in the first quarter, the timing of circulation rack expenses and one less Soap Opera Digest issue in 2005 compared to the first quarter of 2004. To address the decline, the Company is eliminating inefficient distribution points and building retail promotions with leading retailers such as Wal-Mart.

        Reflecting continued progress in the execution of the Company's operating strategies, revenue grew in the segment's two largest categories, Performance Automotive and Outdoor, compared to declines in these categories during in the first quarter last year. The segment's third largest category, Consumer Automotive, is on track for growth in 2005 despite a difficult first quarter. The biggest challenges in this segment are the International Automotive and Soaps categories, which the Company is diligently addressing.

        Other revenue benefited from the continued strong growth in licensing and merchandising but was adversely affected by the cancellation in 2005 of marginally profitable events that were held in the first quarter of 2004.

        The Company continued to execute on its operating priorities for the Enthusiast Media segment to invest in and build its market leading brands by:

Improving product quality

        Three additional titles made their redesign debut: Car Craft, Motorcyclist, and Dirt Rider. For the three issues post redesign, advertising pages grew by 23%, 12%, and 21%, respectively, from the same period in 2004.

Expanding Online Extensions

        The Company's three publications in its Action Sports category that serve the surfing market launched the industry's first free forecasting service, Wavewatch.com, allowing visitors to access and control real-time video camera networks that display surf conditions. The site also has mapping tools, tide charts, and localized surf and weather forecasts as well as swell advisories through customized email and cell phone alerts. Reflecting industry interest about this online launch, the sponsorship program was nearly sold out at launch.

Extending Brands to New Products

        Following successful continuity series launches in 2003 and 2004, two additional continuity video series, Off-Road and JP, using existing content from television programs and events, were launched in the first quarter of 2005 and achieved double-digit response rates. Continuity series for other categories are in development as part of the Company's strategy to increase the revenue it receives from each customer.

Segment EBITDA

        Enthusiast Media Segment EBITDA decreased 16.4% to $23,611 in 2005 from $28,259 in 2004. This decline is primarily due to lower revenue and the impact of previously announced paper price increases, partially offset by lower operating expenses. As a result, Segment EBITDA margin decreased to 15.1% in 2005 from 17.3% in 2004.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Segment EBITDA	$23,611	$28,259
Depreciation of property and equipment	3,237	3,585
Amortization of intangible assets and other	497	1,249
Provision for severance, closures and restructuring related costs	1,161	84
Provision for unclaimed property	—	3,171

Operating income	$18,716	$20,170

Operating Income (Loss)

        Operating income was $18,716 in 2005 compared to $20,170 in 2004, a decrease of $1,454. This decrease was principally driven by the decline in Segment EBITDA and higher provision for severance, closures and restructuring related costs, partially offset by decreases in depreciation and amortization expenses as well as the absence of a provision for unclaimed property in 2005.

Discontinued Operations

        In accordance with SFAS 144, the operating results of About.com, About Web Services, the six shut down magazines and New York magazine have been reclassified to discontinued operations on the condensed statements of consolidated operations for all periods presented.

        Enthusiast Media revenues exclude revenues from discontinued operations of $8,710 and $11,704 for the three months ended March 31, 2005 and 2004, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $381,111 and $35,737 for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, discontinued operations includes a net gain on sale of businesses of $378,906 and $37,194, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

        Consumer Guides revenues were $75,648 or 24.9% and $71,386 or 23.3% of the Company's consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $4,262 or 6.0% in 2005 compared to 2004 as follows:

	Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$62,318	$60,092	3.7
Other	13,330	11,294	18.0

Total	$75,648	$71,386	6.0

        Consumer Guides advertising revenue grew by $2,226 or 3.7% in the first quarter of 2005 versus the first quarter of 2004, driven primarily by New Home Guide, Auto Guide, and online advertising programs.

Apartment Guide

        Apartment Guide continued its track record of growth even in the continued soft apartment rental market and with continued conversions of rental properties to condominiums. The Company attributes Apartment Guide's success in an adverse market to its unmatched distribution in high-value locations and its ability to prove to advertisers that their combined print and online advertisements are delivering superior results at low costs. ApartmentGuide.com grew unique users 16.4% in the first quarter, and as the most recognized brand in the apartment rental industry, provided approximately 2 million leads to customers through print and via the Internet.

New Home Guide

        New Home Guide's advertising revenue from existing publications grew 25.6% versus the same quarter in 2004, reflecting increased penetration in the Company's print markets and improved marketing and sales programs. New Home Guide's newly redesigned national website, NewHomeGuide.com, was combined with the American Home Guides websites, acquired in February 2005, to create one of the most powerful online advertising channels in the new home market. This combined online offering attracted one million unique visitors in the first quarter of 2005.

        On May 3, 2005, the Company announced its launch of a new home guide in Washington, D.C., creating synergies with its nearby Baltimore guide by providing significantly increased options for the D.C.-Baltimore region's new home buyers, homebuilders, and advertisers. On May 4, 2005, the Company announced its acquisition of NHU Publishing LLC, adding the Atlanta, Jacksonville, Nashville, Puget Sound, and Portland, Oregon markets to the segment's new home guides portfolio, and augmenting the Company's existing New Home Guide in Charlotte, North Carolina. The Company expects that by upgrading and optimizing NHU's operations to the standards of Consumer Guides' proven model and by leveraging the power of the Company's DistribuTech distribution business, the Company will make significant improvements in NHU's results. This launch and acquisition brings the Company's total number of new home guides to 25.

Auto Guide

        In the first quarter, Auto Guide was launched in the "Triangle", North Carolina market with a $1 million annualized revenue run rate, compared to its two previous launches ("Triad", North Carolina and Charlotte, North Carolina), which reached the same $1 million annualized revenue run rate in 5 and 29 weeks, respectively. With the acquisition of the Atlanta Cars Magazine in the first quarter, Auto Guide expanded to four markets. Atlanta Cars has had a significant revenue and earnings growth trajectory which should continue as the Company implements efficiencies to increase its margins and expand its distribution.

        As the Company's launch strategy is proving out in each new Auto Guide market, it is confident that a third product line has been successfully added to the Consumer Guides Segment. Given that the market for used cars is significantly larger than the apartment rental market, the Company is optimistic about the long term growth opportunities of scaling the Auto Guide product line.

DistribuTech

        Consumer Guides other revenue increased $2,036 or 18.0%. In the first quarter, the Company's DistribuTech business expanded into several new retail distribution programs and made significant expansions of its retail distribution network with new store programs in Portland, Oregon, Seattle, New England, and across the Southeast.

Segment EBITDA

        Consumer Guides Segment EBITDA decreased $1,397 or 7.1% in 2005 to $18,244. The decrease is due to increased operating expenses which are primarily the result of investments made to launch new publications (New Home and Auto Guide); higher distribution costs including more widespread distribution; and increased paper prices. As a result, Segment EBITDA margin decreased to 24.1% in 2005 compared to 27.5% in 2004.

        Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Segment EBITDA	$18,244	$19,641
Depreciation of property and equipment	1,936	2,041
Amortization of intangible assets and other	611	823
Provision for severance, closures and restructuring related costs	—	38
Provision for unclaimed property	—	7

Operating income	$15,697	$16,732

Operating Income (Loss)

        Operating income decreased $1,035 or 6.2% in 2005. This decrease is primarily driven by the decline in Segment EBITDA.

Discontinued Operations

        In accordance with SFAS 144, the results of RealEstate.com have been reclassified to discontinued operations on the condensed statements of consolidated operations for the three months ended March 31, 2004.

        Consumer Guides revenues exclude revenues from discontinued operations of $458 for the three months ended March 31, 2004. Consumer Guides segment operating income excludes operating losses from discontinued operations of $243 for the three months ended March 31, 2004. In 2004, discontinued operations includes a loss on sale of business of $518 due to post closing adjustments related to the sale of RealEstate.com.

Business Information Segment (includes business-to-business magazines and their related Web sites, events, directories and data products)

Revenues, Net

        Business Information revenues were $53,404 or 17.6% and $54,802 or 17.9% of the Company's consolidated revenues for 2005 and 2004, respectively. Business Information revenues decreased $1,398 or 2.6% in 2005 compared to 2004 as follows:

	Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$41,045	$39,917	2.8
Circulation	3,890	4,540	(14.3)
Other	8,469	10,345	(18.1)

Total	$53,404	$54,802	(2.6)

        First quarter declines in PRIMEDIA's Business Information's revenue and segment EBITDA primarily result from the shift of the Company's 2005 International Wireless Communications Expo (IWCE) to the second quarter from the first, in which it was held in 2004; and producing the Company's EquipmentWatch publication semiannually instead of quarterly.

        Excluding these timing changes, the Company estimates that first quarter revenue growth in the segment would have been up low single digit and segment EBITDA would have grown nearly 30%. IWCE was shifted from the first quarter to the second because of venue availability, and EquipmentWatch in print was changed from quarterly to semiannually as more frequent updates are available through EquipmentWatch online, which is growing rapidly.

        The Company is confident that second-quarter results for the segment will be strong even without the benefit of the IWCE and EquipmentWatch shifts.

        Strong growth in higher-margin online businesses, supplements, and small conferences partially offset declines in print advertising, circulation, and information products. Advertising weakness in the public services, marketing, apparel, automotive and electrical categories offset gains in the agricultural, trucking, mining, financial services, electronic and printing and packaging categories compared to the first quarter of 2004.

        The Business Information segment continues to benefit from a number of factors, including:

  •
  improving economies in most of the sectors in which the segment participates,

  •
  growth from the segment's online improvements and

  •
  new offerings focused on delivering measurable marketing programs.

        The segment has improved its sales proposition by offering a greater array of marketing solutions to customers, and, in particular, by creating lead generation tools for customers focused on the ROI of their marketing investment.

Key Accomplishments in the Business Information Segment Include:

Strong Online Growth

        Accelerated online sales and the development of creative online offerings drove first quarter online revenue up 71% versus the first quarter of 2004 and 13% versus the prior quarter. Primary contributors to online growth were the successful launches of Ask the Experts and other sponsored interactive forums. The segment aggressively grew the number of webinars in the first quarter to thirteen across seven properties compared to seventeen webinars across nine properties in all of 2004.

Continued Growth from Information Data Products

        The redesign and repackaging of the segment's subscription data products continues to drive revenue growth. During the quarter, EquipmentWatch launched a new research tool called SpecFinder, an equipment specification comparison tool providing equipment buyers with a single source that delivers detailed, comparative product information. EquipmentWatch achieved 44% online subscription revenue growth in the quarter with a 31% increase in the number of online subscribers.

        Electronic Source Book grew online advertising revenue 45% in the quarter and PrimeAGBase, a database of PRIMEDIA Business subscribers and USDA farm subsidy program participants in the agricultural industry, re-launched to now include over 2.5 million names and 2.3 million unique farming addresses.

Segment EBITDA

        The primary factor in the decline in Segment EBITDA was the timing of the IWCE in 2005, which was partially offset by a decline in operating expenses of approximately $900 in 2005 compared to 2004. These factors contributed to a decline in Segment EBITDA margin to 8.6% for 2005 versus 9.3% for 2004.

        Below is a reconciliation of Business Information Segment EBITDA to operating income (loss) for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Segment EBITDA	$4,618	$5,089
Depreciation of property and equipment	1,205	1,548
Amortization of intangible assets and other	820	1,391
Provision for severance, closures and restructuring related costs	25	743
Provision for unclaimed property	—	1,538

Operating income (loss)	$2,568	$(131)

Operating Income (Loss)

        Business Information operating income was $2,568 in 2005 compared to a loss of $131 in 2004. The increase in operating income was driven by decreases in depreciation and amortization expenses, reduced provision for severance, closures and restructuring related costs as well as the absence of a provision for unclaimed property in 2005, partially offset by reduced Segment EBITDA.

Discontinued Operations

        In accordance with SFAS 144, the results of Kagan World Media, Folio, Circulation Management and American Demographic have been reclassified to discontinued operations on the condensed statements of consolidated operations for periods prior to their respective divestiture dates.

        Business Information revenues exclude revenues from discontinued operations of $2,325 for the three months ended March 31, 2004. Business Information segment operating results exclude the operating income (loss) from discontinued operations ($23) and $644 for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, discontinued operations include a net gain (loss) on sale of businesses of ($26) and $1,433, respectively.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network ("IMN"))

Revenues, Net

        Education revenues were $18,883 or 6.2% and $17,191 or 5.6% of the Company's consolidated revenues for 2005 and 2004, respectively. Education revenues increased $1,692 or 9.8% in 2005 compared to 2004 as follows:

	Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$10,156	$9,974	1.8
Other	8,704	7,103	22.5
Intersegment revenues	23	114	—

Total	$18,883	$17,191	9.8

        Education advertising revenues, which are generated entirely by Channel One, increased $182 in 2005 as compared to 2004. Growth at Channel One News, which reaches nearly 8 million teens, was primarily driven by new advertisers and network television programming promotion as well as increases from existing advertisers in the wireless, video game and military recruitment categories.

        During the quarter, PRIMEDIA announced the appointment of Judy L. Harris as President and CEO of Channel One. The Company is optimistic that Ms. Harris' track record of success at PBS, Discovery and Hallmark will help the segment deliver on its target of showing year-over-year revenue growth. On April 12, 2005, Channel One won a Peabody Award for news coverage, its second. The George Foster Peabody Awards recognize distinguished achievement and meritorious public service, and are widely considered the most prestigious awards in electronic media.

        Growth in other revenue reflects the turnarounds at Interactive Medical Network (IMN) and Films Media Group. IMN's 2005 bookings to-date are ahead of full-year 2004 revenues. Having transformed product delivery from analog to digital and implementing a host of operational improvements, Films Media Group delivered its third consecutive quarter of revenue growth after thirteen quarters of declines, with revenue up 14% in the quarter.

Segment EBITDA

        Education Segment EBITDA increased $530 to $2,249 for the three months ended March 31, 2005 due to the improved revenue as discussed above. Segment EBITDA margin increased in 2005 to 11.9% compared to 10.0% in 2004.

        Below is a reconciliation of Education Segment EBITDA to operating income (loss) for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Segment EBITDA	$2,249	$1,719
Depreciation of property and equipment	757	861
Amortization of intangible assets and other	1,220	1,250
Provision for unclaimed property	—	628

Operating income (loss)	$272	($1,020)

Operating Income (Loss)

        Education segment operating income for the three months ended March 31, 2005 was $272 compared to a loss of $1,020 in 2004. The improvement is due to the increase in Segment EBITDA partially offset by the absence of a provision for unclaimed property in 2005.

Discontinued Operations

        In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and was actively pursuing the sale of this division, excluding IMN. In March 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. In addition, on April 1, 2005, the Company sold the remaining portion of Workplace Learning. See Recent Developments section for further discussion on the divestiture of Workplace Learning.

        Education segment revenues exclude revenues from discontinued operations of $9,367 and $9,582 for the three months ended March 31, 2005 and 2004, respectively. Education segment operating results exclude the operating income (loss) from discontinued operations of $4,518 and ($3,625) for the three months ended March 31, 2005 and 2004, respectively. The Company recorded a gain on sale of businesses within discontinued operations of $4,298 in 2005.

Corporate:

Corporate Overhead

        Corporate overhead decreased to $6,086 in 2005 from $7,514 in 2004 primarily due to reduced compensation expense resulting from headcount reductions and reduced professional fees.

Operating Income (Loss)

        Corporate operating loss decreased $4,569 in 2005 to $7,869 from $12,438 in 2004 principally driven by the reduction in corporate overhead and decreases in the provision for severance, closures and restructuring related costs and non-cash compensation expense. The Company recorded $1,201 of stock-based compensation expense in 2005 compared to $1,919 in 2004. During the first quarter of 2004, the Company recorded severance related to the separated senior executives of $658 as a result of the finalization of the separation agreements of two of the executives.

Recent Developments

        On April 1, 2005, the Company sold the remaining net assets of Workplace Learning, part of the Education segment, for the assumption of liabilities, resulting in a loss in carrying value of approximately $14,400. In accordance with SFAS 144, the Company recorded, as of March 31, 2005, the loss in the carrying value of the remaining net assets of Workplace Learning sold on April 1, 2005. Workplace Learning was classified as a discontinued operation in 2004. This transaction completes the Company's divestiture of Workplace Learning.

        Additionally, in April 2005, the Company called for redemption all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of approximately $167,000), all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of approximately $96,000) and $80,000 aggregate principal amount of its 7 5/8% Senior Notes Due 2008. The redemption date in each case will be May 11, 2005.

        The Series D Exchangeable Preferred Stock is callable at 101% of the liquidation preference thereof plus accrued but unpaid dividends, the Series F Exchangeable Preferred Stock is callable at par plus accrued but unpaid dividends and the 7 5/8% Senior Notes are callable at 101.271% of the principal amount plus accrued interest. Following the redemption, there will remain outstanding $146,000 aggregate principal amount of the 7 5/8% Senior Notes.

        In connection with the redemption of the Series D and Series F Exchangeable Preferred Stock, the Company obtained the written consent of its bank lenders and has repaid its outstanding Term Loans A and Term Loans B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000.

        In recent months the Company received numerous unsolicited inquiries about buying its Business Information segment and announced on April 25, 2005, that it has retained an investment bank to explore a possible sale. No decision has been made as to whether the Company will engage in a transaction resulting in the sale of the segment.

        On May 4, 2005, the Company announced its acquisition of NHU Publishing LLC for approximately $15,800. The acquisition adds the Atlanta, Jacksonville, Nashville, Puget Sound, and Portland, Oregon markets to the Consumer Guides segment's new home guides portfolio, and augments the Company's existing New Home Guide in Charlotte, NC.

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

        Our circulation revenues are subject to the risks arising from our ability to institute price increases for our print products and are affected by: competition from other publications and other forms of media available in the Company's various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine buying among young people and increasing costs of circulation acquisition.

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

Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. Moreover, the instruments governing almost all of our indebtedness contain cross-default provisions so that a default under any of our indebtedness may result in a default under our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern. We may not be able to comply with these restrictions in the future, or in order to comply with these restrictions we may have to forgo opportunities that might otherwise be beneficial to us. Under the terms of our debt instruments, we have the ability to make significant additional investments in our unrestricted subsidiaries.

Kohlberg Kravis Roberts & Co. L.P., or KKR, has control of our common stock and has the power to elect all the members of our board of directors and to approve any action requiring stockholder approval.

        As of March 31, 2005, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership ("KKR Associates"), and KKR GP 1996 LLC, a Delaware limited liability company ("KKR GP 1996"), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

Increases in paper and postage costs may have an adverse impact on our future financial results.

        The price of paper is a significant expense relating to our print products and direct mail solicitations. The first paper price increases across all paper grades in four years became effective in 2004. The Company incurred a January 1, 2005 paper price increase with additional increases announced to take effect in April, and thereafter, in 2005. For 2005 we estimate an additional $12 million to $16 million in increased paper costs. Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Under existing legislation postal rates will remain stable until 2006 when rates are expected to increase. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

Incompatible financial systems limit the Company's ability to operate efficiently.

        PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which were incompatible. Incompatible financial systems across PRIMEDIA had negatively impacted the Company's ability to more efficiently analyze data and respond to business opportunities on a timely basis. During the last few years, the Company has been engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management's concerns regarding the lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has installed an integrated enterprise-wide general ledger system across all business units. During 2004, the Company spent $910 to implement a significant upgrade to its consolidation and financial reporting system, and the Company combined its Enthusiast Media magazines general ledger/financial reporting operations into one location under one financial management which improves efficiency. The Company's systems upgrade continues to be a work in process as its implementation of a new integrated billing/accounts receivable system across its Enthusiast Media magazines is scheduled for completion in the first half of 2005 at a total cost of approximately $5,000. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

        Past declines in revenues necessitated cost cuts including the reduction of financial personnel. Such workforce reductions may impact the ability of remaining personnel to perform their assigned responsibilities in an efficient manner, primarily due to the increased volume of work being generated in the financial area and to the continuing process of converting certain of our financial systems. The Company believes that it has in place the necessary financial workforce to analyze data and has put in place additional resources during the period prior to the completion of the financial systems upgrade to improve the efficiency of financial analysis and mitigate the risk of employee turnover.

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

Liquidity, Capital and Other Resources

        As of March 31, 2005, the Company had cash and unused credit facilities of approximately $750,000, as further detailed below under "Financing Arrangements", compared to $330,761 as of December 31, 2004. Giving effect to the redemption of the Company's Series D and F Exchangeable Preferred Stock and a portion of its 7 5/8% Senior Notes on May 11, 2005, and the reduction of bank debt, cash and available unused credit facilities would be approximately $342,000. The Company expects these actions to considerably improve its Free Cash Flow and should help mitigate any future possible cash flow shortfalls. The Company's asset sales and investment in organic growth have facilitated its strategy to become a more efficient and better focused company while strengthening its balance sheet and improving liquidity.

        The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and shares subject to mandatory redemption and other anticipated expenditures for the remainder of 2005. The Company has no significant required debt repayments until 2008.

Working Capital

        Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital, which includes current maturities of long-term debt, was $163,527 at March 31, 2005 compared to a working capital deficiency of $152,659 at December 31, 2004. The temporarily invested remaining net proceeds from the 2005 divestitures were the primary cause for the improvement in working capital compared to December 31, 2004.

Cash Flow—2005 Compared to 2004

        Net cash provided by (used in) operating activities increased $36,106 to $4,606 in 2005 from ($31,500) in 2004. This change is primarily due to improved accounts receivable collection and the timing related to compensation payments in 2005 as well as the finalization of the separation agreements of the former CEO and the former President and Interim CEO in 2004.

        Net cash provided by investing activities increased $366,241 to $417,595 from $51,354 for the three months ended March 31, 2005 and 2004, respectively. Proceeds from the sale of businesses were $431,306 in 2005 compared to $58,077 in 2004. Cash paid for acquired businesses increased to $7,820 in 2005 from $1,117 in 2004. Net capital expenditures decreased slightly to $5,889 in 2005, compared to $6,153 in 2004. The Company expects capital spending in 2005 to remain consistent with 2004.

        Net cash used in financing activities was $69,612 in 2005 compared to $9,429 in 2004 predominantly due to decreased borrowings under the Company's bank credit facilities in 2005.

Free Cash Flow

        The following table presents the Company's Free Cash Flow for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Net cash provided by (used in) operating activities	$4,606	$(31,500)
Additions to property, equipment and other, net	(5,889)	(6,153)
Capital lease obligations	(2,073)	(2,822)

Free Cash Flow	$(3,356)	$(40,475)

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$14,256	$7,085

Cash interest paid on shares subject to mandatory redemption	$10,945	$10,945

Cash taxes paid, net of refunds received	$58	$101

Cash paid for severance, closures and restructuring related costs	$4,503	$4,337

        The Company's Free Cash Flow improved primarily due to the improvement in accounts receivable collection and the timing related to compensation payments. The Company expects that after completing its redemption of certain of its Exchangeable Preferred Stock and debt, as mentioned in the "Recent Developments" section above, Free Cash Flow will be positively affected by approximately $27,000 on an annualized basis.

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

        Proceeds from sales of businesses and other investments, when received, were used to reduce revolving credit borrowings under the bank credit facilities agreement and the remaining proceeds were temporarily invested in cash and cash equivalents. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consisted of the following as of March 31, 2005:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities	$405,650	$60,000	$252,906	$99,500	$818,056
Borrowings Outstanding	—	(60,000)	(252,906)	(99,500)	(412,406)
Letters of Credit Outstanding	(19,673)	—	—	—	(19,673)

Unused Bank Commitments	$385,977	$—	$—	$—	$385,977

        With the exception of the term loans B and C, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At March 31, 2005 and December 31, 2004, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 5.4% and 5.0%, respectively.

        Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2005, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

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

  •
  failure to make a payment of principal,interest or fees within five days of its due date;

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

Contractual Obligations

        There are no required significant debt repayments until 2008. The following are certain contractual obligations of the Company as of March 31, 2005:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,583,565	$20,764	$41,528	$575,732	$945,541
Interest on long-term debt obligations(1)	708,146	125,941	254,055	193,470	134,680
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	474,559	—	167,487	95,333	211,739
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	187,786	43,782	87,564	51,874	4,566
Capital lease obligations	7,194	3,306	2,346	998	544
Interest on capital lease obligations	976	447	365	139	25
Operating lease obligations(2)	226,002	44,371	74,862	39,095	67,674

Total Contractual Obligations	$3,188,228	$238,611	$628,207	$956,641	$1,364,769

(1)
Interest payments are based on the Company's projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)
Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $79,761 as of March 31, 2005.

        The Company currently has $0 of borrowings outstanding at March 31, 2005 under the revolving loan portion of the bank credit facilities. The bank credit facilities expire in 2009.

        The Company has other commitments in the form of letters of credit of $19,673 aggregate face value which expire on or before March 31, 2006.

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

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income for the three and twelve months ended March 31, 2005:

	For the Three Months Ended March 31, 2005	For the Twelve Months Ended March 31, 2005
EBITDA of the Restricted Group	$55,799	$297,419
EBITDA loss of the Unrestricted Group	(9,603)	(42,332)
Divestiture and other adjustments	(3,560)	(11,717)
Depreciation of property and equipment	(7,845)	(33,173)
Amortization of intangible assets and other	(3,148)	(23,963)
Non-cash compensation	(1,201)	(5,379)
Provision for severance, closures and restructuring related costs	(1,058)	(8,233)
Gain on the sales of businesses and other, net	—	952

Operating income	$29,384	$173,574

        The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended March 31, 2005	For the Twelve Months Ended March 31, 2005
Internet properties	$3,136	$8,870
Traditional turnaround and start-up properties	5,207	28,003
Related overhead and other charges	1,260	5,459

	$9,603	$42,332

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

        The calculation of the Company's leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At March 31, 2005, this leverage ratio was approximately 4.5 to 1.0.

Other Arrangements

        During 2002, the Company's Board of Directors authorized the exchange of up to $165,000 of the Company's Exchangeable Preferred Stock for common stock. As of March 31, 2005, the Company has exchanged $75,441 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $73,874) for 14,360,306 shares of common stock of the Company.

        In addition, the Company's Board of Directors authorized the exchange by the Company of up to $50,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase of the common stock issued in connection with the exchange transactions. As of March 31, 2005, the Company has exchanged $25,000 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $24,597) for 8,733,842 shares of common stock of the Company and subsequently repurchased all of the common stock issued in connection with such exchanges.

Contingencies

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

        During the first three months of 2005, there were no significant changes related to the Company's critical accounting policies and estimates as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs"

        In November 2004, the FASB issued SFAS No. 151, which is an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements.

SFAS No. 123 (revised 2004)," Share-Based Payment"

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123(R) using the modified prospective method effective July 1, 2005, which will result in an increase in non-cash compensation expense. The Company is still evaluating the impact of the adoption of this standard on its consolidated financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29"

        In December 2004, the FASB issued SFAS No. 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Impact of Inflation and Other Costs

        In 2004, the entire print media industry saw a rise in the cost of paper with an additional increase occurring in the first quarter of 2005 with additional increases forecasted for April, and thereafter, in 2005. In the first three months of 2005, paper costs were approximately 8% of the Company's total operating costs and expenses. The Company's paper expense increased approximately 9% during the first three months of 2005 as compared to the same period in 2004. The Company attributes the increase in paper expenses to previously announced paper price increases in 2005, partially offset by a decrease in the volume of paper used as a result of the smaller folio sizes of magazines and fewer bulk copies. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. There were no increases in postage rates in 2004 or the first quarter of 2005. Under existing legislation postal rates will remain stable until 2006 when rates are expected to increase. The impact of inflation was immaterial during 2004 and through the first three months of 2005. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

Seasonality

        The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company's business reflects (i) the relationship between advertising purchases and the retail and school cycles and (ii) subscription promotions and the holiday season. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results. Such variations have an effect on the timing of the Company's cash flows and the reported quarterly results.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the first three months of 2005, there were no significant changes related to the Company's market risk exposure.

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

Changes in Internal Control Over Financial Reporting

        During the three month period ended March 31, 2005, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the first quarter of 2005, certain business units have represented that they have taken corrective action with regard to certain significant deficiencies and control deficiencies. At this time, the Company has not performed procedures regarding certain of the remediations to determine that the remediations are operating effectively. The Company plans to perform such procedures in the second and third quarters of 2005.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

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

PRIMEDIA Inc. (Registrant)
Date:	May 10, 2005	/s/ KELLY P. CONLIN (Signature) Chief Executive Officer and President (Principal Executive Officer)
Date:	May 10, 2005	/s/ MATTHEW A. FLYNN (Signature) Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 10, 2005	/s/ ROBERT J. SFORZO (Signature) Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

QuickLinks

PRIMEDIA Inc. INDEX
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED) (dollars in thousands, except share and per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED) (dollars in thousands)
PRIMEDIA INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (dollars in thousands, except share and per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS (UNAUDITED)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS (UNAUDITED)
SIGNATURES