Form 10-Q
period 2005-06-30
PRIMEDIA INC
filed 2005-08-09
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

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

  Yes ☒    No ☐

        Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of July 29, 2005: 262,445,465.

PRIMEDIA Inc.

INDEX

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,685	$13,000
Accounts receivable, net	141,088	179,005
Inventories	19,067	22,696
Prepaid expenses and other	35,718	29,423
Assets held for sale	189,919	40,274

Total current assets	393,477	284,398
Property and equipment (net of accumulated depreciation and amortization of $214,527 in 2005 and $274,830 in 2004)	62,847	79,806
Other intangible assets, net	213,833	242,884
Goodwill	794,015	902,579
Other non-current assets	41,955	49,381

Total Assets	$1,506,127	$1,559,048

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$45,004	$84,732
Accrued expenses and other	126,131	143,112
Deferred revenues	139,630	157,314
Current maturities of long-term debt	21,822	24,919
Liabilities of businesses held for sale	44,743	26,980

Total current liabilities	377,330	437,057
Long-term debt	1,533,912	1,635,964
Shares subject to mandatory redemption	211,739	474,559
Deferred revenues	15,304	17,093
Deferred income taxes	81,321	75,172
Other non-current liabilities	57,094	64,023

Total Liabilities	2,276,700	2,703,868

Shareholders' deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at June 30, 2005 and December 31, 2004 and 271,472,765 shares and 270,893,102 shares issued at June 30, 2005 and December 31, 2004, respectively)	2,715	2,709
Additional paid-in capital (including warrants of $31,690 at June 30, 2005 and December 31, 2004)	2,358,495	2,354,778
Accumulated deficit	(3,055,739)	(3,426,263)
Accumulated other comprehensive loss	(167)	(167)
Common stock in treasury, at cost (8,442,409 shares at June 30, 2005 and December 31, 2004)	(75,877)	(75,877)

Total shareholders' deficiency	(770,573)	(1,144,820)

Total Liabilities and Shareholders' Deficiency	$1,506,127	$1,559,048

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2005	2004
Revenues, net:
Advertising	$173,394	$165,067
Circulation	62,868	64,993
Other	42,297	36,307

Total revenues, net	278,559	266,367
Operating costs and expenses:
Cost of goods sold	62,415	59,444
Marketing and selling	49,872	46,558
Distribution, circulation and fulfillment	50,768	49,217
Editorial	21,066	19,037
Other general expenses	32,772	30,998
Corporate administrative expenses	7,124	6,593
Depreciation of property and equipment	7,195	6,651
Amortization of intangible assets and other	2,400	3,436
Non-cash compensation	1,203	1,567
Provision for severance, closures and restructuring related costs	267	3,906
Loss on sale of businesses and other, net	—	37

Operating income	43,477	38,923
Other expense:
Provision for impairment of investments	—	(804)
Interest expense	(32,778)	(29,836)
Interest on shares subject to mandatory redemption	(6,409)	(10,945)
Amortization of deferred financing costs	(1,184)	(1,217)
Other income (expense), net	(4,839)	(171)

Loss from continuing operations before provision for income taxes	(1,733)	(4,050)
Provision for income taxes	(2,317)	(4,290)

Loss from continuing operations	(4,050)	(8,340)
Discontinued operations (including gain (loss) on sale of businesses, net of ($716) and $4,178 in 2005 and 2004, respectively)	9,061	10,494

Net income	5,011	2,154
Preferred stock dividends	—	(5,801)

Income (loss) applicable to common shareholders	$5,011	$(3,647)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	0.03	0.04

Income (loss) applicable to common shareholders	$0.02	$(0.01)

Basic and diluted common shares outstanding	262,973,160	260,307,340

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2005	2004
Revenues, net:
Advertising	$329,266	$321,674
Circulation	121,682	128,126
Other	80,103	69,692

Total revenues, net	531,051	519,492
Operating costs and expenses:
Cost of goods sold	114,226	110,770
Marketing and selling	103,100	99,230
Distribution, circulation and fulfillment	100,251	96,945
Editorial	41,464	38,436
Other general expenses	66,057	63,098
Corporate administrative expenses	13,640	14,637
Depreciation of property and equipment	13,835	13,823
Amortization of intangible assets and other	4,728	6,758
Severance related to separated senior executives	—	658
Non-cash compensation	2,404	3,486
Provision for severance, closures and restructuring related costs	1,300	5,634
Provision for unclaimed property	—	3,862
Loss on sale of businesses and other, net	—	37

Operating income	70,046	62,118
Other income (expense):
Provision for impairment of investments	—	(804)
Interest expense	(65,971)	(58,080)
Interest on shares subject to mandatory redemption	(17,354)	(21,890)
Amortization of deferred financing costs	(2,518)	(2,319)
Other income (expense), net	(4,182)	141

Loss from continuing operations before provision for income taxes	(19,979)	(20,834)
Provision for income taxes	(6,150)	(8,590)

Loss from continuing operations	(26,129)	(29,424)
Discontinued operations (including gain on sale of businesses, net of $382,462 and $42,287 in 2005 and 2004, respectively)	396,653	42,649

Net income	370,524	13,225
Preferred stock dividends	—	(10,954)

Income applicable to common shareholders	$370,524	$2,271

Basic and diluted income (loss) per common share:
Continuing operations	$(0.10)	$(0.15)
Discontinued operations	1.51	0.16

Income applicable to common shareholders	$1.41	$0.01

Basic and diluted common shares outstanding	262,817,408	260,100,874

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$370,524	$13,225
Adjustments to reconcile net income to net cash used in operating activities	(341,072)	7,197
Changes in operating assets and liabilities	(55,570)	(37,381)

Net cash used in operating activities	(26,118)	(16,959)

Investing activities:
Additions to property, equipment and other, net	(13,505)	(13,574)
Proceeds from sales of businesses and other	431,306	70,277
Payments for businesses acquired, net of cash acquired	(26,961)	(1,270)
Proceeds from sale of other investments	—	674

Net cash provided by investing activities	390,840	56,107

Financing activities:
Borrowings under credit agreements	196,150	231,500
Repayments of borrowings under credit agreements	(219,136)	(378,500)
Payments for repurchase of 7 5/8% Senior Notes	(81,017)	—
Proceeds from issuance of Senior Floating Rate Notes	—	175,000
Proceeds from issuances of common stock, net	1,320	701
Redemption of Series D and F Exchangeable Preferred Stock	(264,494)	—
Deferred financing costs paid	(62)	(5,559)
Capital lease obligations	(2,697)	(4,278)
Other	(101)	(139)

Net cash provided by (used in) financing activities	(370,037)	18,725

(Decrease) increase in cash and cash equivalents	(5,315)	57,873
Cash and cash equivalents, beginning of period	13,000	8,685

Cash and cash equivalents, end of period	$7,685	$66,558

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$68,740	$58,846

Cash interest paid on shares subject to mandatory redemption	$23,735	$26,455

Cash taxes paid, net of refunds received	$232	$102

Cash paid for severance, closures and restructuring related costs	$5,986	$7,775

Non-cash activities:
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$—	$10,954

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share and per share amounts)

1.     Summary of Significant Accounting Policies

Basis of Presentation

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company." In the opinion of the Company's management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2005 and December 31, 2004 and the consolidated results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004, and consolidated cash flows of the Company for the six months ended June 30, 2005 and 2004 and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company's audited consolidated balance sheet included in Form 10-K for the year ended December 31, 2004. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the three and six month periods ended June 30, 2005.

Stock Based Compensation

        The Company has a stock-based employee compensation plan. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications and settlements made on or after January 1, 2003. As a result of the adoption of SFAS 123, the Company recorded a non-cash compensation charge of $586 and $778, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan, for the three months ended June 30, 2005 and 2004, respectively, and $1,152 and $1,368 for the six months ended June 30, 2005 and 2004, respectively.

        The following table illustrates the effect on net income (loss) applicable to common shareholders and basic and diluted income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income (loss) applicable to common shareholders	$5,011	$(3,647)	$370,524	$2,271
Add: Stock-based employee compensation expense included in reported net income (loss)	586	778	1,152	1,543
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,701)	(3,277)	(3,471)	(6,438)

Pro forma net income (loss) applicable to common shareholders	$3,896	$(6,146)	$368,205	$(2,624)

Per Common Share:
Reported basic and diluted income (loss)	$0.02	$(0.01)	$1.41	$0.01
Pro forma basic and diluted income (loss)	$0.01	$(0.02)	$1.40	$(0.01)

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. For the three months ended June 30, 2005 and 2004, respectively, the following weighted-average assumptions were used: risk-free interest rates of 3.76% and 2.83%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 72% and 85%, and a weighted-average expected life of the options of three years. For the six months ended June 30, 2005 and 2004, respectively, the following weighted-average assumptions were used: risk-free interest rates of 3.76% and 2.81%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 72% and 85%, and a weighted-average expected life of the options of three years. The estimated fair value of options granted during the three months ended June 30, 2005 and 2004 was $716 and $310, respectively, and $737 and $318 during the six months ended June 30, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

SFAS 151, "Inventory Costs"

        In November 2004, the FASB issued SFAS 151, which is an amendment of Accounting Research Bulletin ("ARB") 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS 123 (revised 2004)," Share-Based Payment"

        In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB 25. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method or the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. The Company is planning to adopt SFAS 123(R) using the modified prospective method effective January 1, 2006, which will result in an increase in non-cash compensation expense. The Company is still evaluating the impact of the adoption of this standard on its consolidated financial statements.

SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29"

        In December 2004, the FASB issued SFAS 153, which amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3"

        In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

2.     Divestitures

        The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company's borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York and The Bank of Nova Scotia, as agents (the "bank credit facilities"). The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations for the three months ended June 30, 2004. Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen and its companion teen properties, resulting in a payment to the purchaser of $3,379 in January 2004.

        In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale were approximately $2,200, subject to standard post-closing adjustments.

        In April 2004, the Company sold About Web Services, the Web hosting business of About Inc., the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale were approximately $12,200, subject to standard post-closing adjustments.

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

        In September 2004, the Company announced that it was exploring the sale of its Workplace Learning division, excluding Interactive Medical Network ("IMN"). Workplace Learning was part of the Education segment (formerly known as the Education and Training segment) which was renamed to reflect the classification of Workplace Learning as a discontinued operation. On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. Proceeds from the sale were approximately $21,300, subject to standard post-closing adjustments and the Company recorded a net gain of approximately $18,700 in discontinued operations in 2005. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, resulting in a loss in carrying value of $15,100. The operating results of Workplace Learning, excluding IMN, have been reclassified as discontinued operations for all periods presented.

        On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Gross proceeds from the sale of approximately $410,000 were used to reduce the Company's borrowings under its revolving bank credit facility and for general corporate purposes. The Company recorded a net gain on the sale of About.com of approximately $378,900 in discontinued operations in 2005.

        In the second quarter of 2005, the Company decided to actively pursue the sale of its Business Information segment with the exception of Ward's Automotive Group ("Ward's), which has been transferred to the Enthusiast Media segment for all periods presented. The operating results of the Business Information segment, excluding Ward's, have been classified as discontinued operations for all periods presented and the associated assets and liabilities were classified as held for sale as of June 30, 2005. (See Subsequent Events Note 18 for further discussion)

        Total revenues, net, and income before provision for income taxes included in discontinued operations for the three and six months ended June 30, 2005 and 2004 on the accompanying condensed statements of consolidated operations are as follows:

Included in Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues, net	$61,038	$77,570	$130,646	$154,586

Income before provision for income taxes (including gain (loss) on sale of business)	$9,338	$10,732	$397,155	$42,977

Balance Sheet of Businesses Held for Sale

        The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of June 30, 2005 and December 31, 2004 have been reclassified to held for sale on the accompanying condensed consolidated balance sheets as follows:

	June 30, 2005	December 31, 2004
ASSETS
Accounts receivable, net	$29,549	$5,114
Inventories	5,882	1,524
Prepaid expenses and other	2,555	588
Property and equipment, net	9,536	18,991
Other intangible assets, net	32,952	—
Goodwill	109,267	—
Other non-current assets	178	14,057

Assets held for sale	$189,919	$40,274

LIABILITIES
Accounts payable	$15,434	$2,371
Accrued expenses and other	10,274	4,177
Deferred revenues—current	16,216	5,545
Current portion of capital lease obligations	588	1,076
Non-current deferred revenues	888	—
Long-term portion of capital lease obligations	599	13,811
Other non-current liabilities	744	—

Liabilities of businesses held for sale	$44,743	$26,980

3.     Accounts Receivable, Net

        Accounts receivable, net, consisted of the following:

	June 30, 2005	December 31, 2004
Accounts receivable	$152,448	$192,126
Less: Allowance for doubtful accounts	8,326	10,526
Allowance for returns and rebates	3,034	2,595

	$141,088	$179,005

4.     Inventories

        Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$12,117	$15,097
Work in process	161	98
Finished goods	6,789	7,501

	$19,067	$22,696

5.     Goodwill, Other Intangible Assets and Other

        Since the adoption of SFAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as the annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six months ended June 30, 2005 and 2004, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

        Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. For the three months ended June 30, 2005 and 2004, income tax expense primarily consisted of deferred income taxes of $2,228 and $4,250, respectively, and for the six months ended June 30, 2005 and 2004, $5,991 and $8,473, respectively. The Company expects that it will record a total of approximately $8,000 to increase deferred tax liabilities during the remaining six months of 2005.

        In addition, since amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each quarter as these assets continue to be amortized for tax purposes. As a result of the adoption of SFAS 142, the Company records a valuation allowance in excess of its net deferred tax assets to the extent the differences between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the expiration period of the Company's net operating loss carryforwards and other tax deductible temporary differences.

        In April 2005, the Consumer Guides segment acquired the assets of a collection of new home guides for $15,800 in cash and $619 in assumed liabilities. The purchase price and its allocation is subject to routine post-closing adjustments. The Company allocated the purchase price of the acquisition to the following intangible asset classes:

Asset Class	Amortization Period	Amount Allocated
Goodwill	—	$9,150
Non-Compete Agreements	5 years	382
Advertiser Lists	10 years	5,791
Other	—	1,096

Total		$16,419

        In addition, the Company acquired the net assets of certain other smaller consumer guides related businesses for $9,554 in the first six months of 2005. The results of operations of these acquisitions did not have a material impact on the Company's results for the three and six months ended June 30, 2005.

        Changes in the carrying amount of goodwill for the six months ended June 30, 2005, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Total
Balance as of January 1, 2005	$688,911	$96,001	$117,667	$902,579
Inter-segment Transfers(1)	8,400		(8,400)	—
Goodwill classified as held-for-sale			(109,267)	(109,267)
Goodwill acquired related to the acquisition of businesses	38	16,095		16,133
Goodwill written off related to the sale of businesses	(15,430)	—	—	(15,430)

Balance as of June 30, 2005	$681,919	$112,096	$—	$794,015

(1)
Represents goodwill allocated to the Ward's business which was transferred to the Enthusiast Media segment.

        Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		June 30, 2005			December 31, 2004
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	—	$—	$—	$—	$20,449	$20,449	$—
Membership, subscriber and customer lists	2-20	183,508	168,731	14,777	290,917	268,021	22,896
Non-compete agreements	1-10	91,086	90,207	879	136,226	135,042	1,184
Trademark license agreements	2-15	328	287	41	2,984	2,917	67
Copyrights	3-20	3,325	3,023	302	17,940	17,344	596
Databases	2-12	814	752	62	9,334	9,000	334
Advertiser lists	5-20	94,106	78,135	15,971	135,978	126,687	9,291
Distribution agreements	—	10,410	10,410	—	10,410	10,410	—
Other	1-5	917	441	476	9,804	9,804	—

		$384,494	$351,986	$32,508	$634,042	$599,674	$34,368

        Intangible assets not subject to amortization had a carrying value of $181,325 and $208,516 at June 30, 2005 and December 31, 2004, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $2,050 and $3,022 for the three months ended June 30, 2005 and 2004, respectively, and $4,034 and $5,981 for the six months ended June 30, 2005 and 2004, respectively. Amortization of deferred wiring costs of $350 and $414 for the three months ended June 30, 2005 and 2004, respectively, and $694 and $777 for the six months ended June 30, 2005 and 2004, respectively, have also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At June 30, 2005, estimated future amortization expense of other intangible assets still subject to amortization, excluding deferred wiring costs, is as follows: approximately $4,000 for the remaining six months of 2005 and approximately $6,000, $5,000, $4,000 and $3,000 for 2006, 2007, 2008 and 2009, respectively.

6.     Accrued Expenses and Other

        Accrued expenses and other current liabilities consisted of the following:

	June 30, 2005	December 31, 2004
Payroll, commissions and related employee benefits	$31,438	$41,143
Rent and lease liabilities	5,786	7,781
Retail display costs and allowances	13,606	14,620
Royalties	2,565	2,273
Circulation costs	5,845	6,531
Professional fees	4,014	4,288
Taxes	14,551	12,843
Deferred purchase price	1,975	565
Interest payable	15,231	17,549
Interest payable on shares subject to mandatory redemption	4,567	10,947
Other	26,553	24,572

	$126,131	$143,112

7.     Long-term Debt

        Long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
Borrowings under bank credit facilities	$457,920	$480,406
7 5/8% Senior Notes Due 2008	145,822	225,581
8 7/8% Senior Notes Due 2011	470,695	470,390
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000

	1,549,437	1,651,377
Obligation under capital leases and other	6,297	9,506

	1,555,734	1,660,883
Less: Current maturities of long-term debt	21,822	24,919

	$1,533,912	$1,635,964

        Upon redemption of the Series D and Series F Exchangeable Preferred Stock on May 11, 2005 (see Note 8), the Company repaid its outstanding term loan A and term loan B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000. In addition, on May 11, 2005 the Company redeemed $80,000 aggregate principal amount of its 7 5/8% Senior Notes Due 2008. The 7 5/8% Senior Notes were redeemed at 101.271% of the principal amount plus accrued interest. As a result, the Company recorded a loss of $1,940 in the other income (expense), net line on the accompanying condensed statements of consolidated operations for the three and six months ended June 30, 2005 related to the premium paid on the redemption as well as the write-off of unamortized deferred financing costs and bond discount.

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

        With the exception of the term loans B and C, the amounts borrowed under the bank credit facilities bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At June 30, 2005 and December 31, 2004, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 6.0% and 5.0%, respectively.

        The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year.

8.     Shares Subject to Mandatory Redemption (the Company's Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

        Shares subject to mandatory redemption consist of the following:

	June 30, 2005	December 31, 2004
$10.00 Series D Exchangeable Preferred Stock ($.01 par value, 2,000,000 shares authorized and 1,674,867 shares issued and outstanding at December 31, 2004)	$—	$167,487
$9.20 Series F Exchangeable Preferred Stock ($.01 par value, 1,250,000 shares authorized and 953,328 shares issued and outstanding at December 31, 2004)	—	95,333
$8.625 Series H Exchangeable Preferred Stock ($.01 par value, 2,500,000 shares authorized and 2,117,391 shares issued and outstanding at June 30, 2005 and December 31, 2004)	211,739	211,739

	$211,739	$474,559

        On May 11, 2005, the Company redeemed of all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of $167,487) and all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of $95,333).

        The Series D Exchangeable Preferred Stock was called at 101% of the liquidation preference thereof plus accrued but unpaid dividends and, the Series F Exchangeable Preferred Stock was callable at par plus accrued but unpaid dividends.

        In the second quarter of 2005, the Company recorded a loss of $4,300 in the other income (expense), net line on the accompanying condensed statements of consolidated operations for the three and six months ended June 30, 2005 in connection with these preferred stock redemptions. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series D preferred shares.

9.     Common Stock and Related Options

        The following table summarizes information about stock options outstanding and exercisable at June 30, 2005:

Range of Exercise Prices	Number Outstanding at 6/30/05	Number Exercisable at 6/30/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$0.08 - $0.43	47,279	47,279	2	$0.24	$0.24
$1.20 - $1.98	525,786	412,150	5	1.85	1.85
$2.02 - $2.98	1,548,763	561,670	4	2.79	2.72
$3.09 - $3.80	2,264,000	544,625	6	3.15	3.10
$4.00 - $5.95	7,272,545	6,114,295	5	4.72	4.74
$6.00 - $9.83	3,395,003	2,485,003	6	6.56	6.74
$10.13 - $19.81	7,552,209	7,552,209	4	13.24	13.24
$20.00 - $36.52	83,727	83,435	5	25.57	25.59

Total	22,689,312	17,800,666	5	$7.54	$8.53

        In the second quarter of 2005, the company granted four board members an aggregated total of 200,000 options to purchase shares of the company's common stock. The exercise price of these stock options is $3.77. These options vest annually over a three-year period following the date of grant.

10.   Non-Cash Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Restricted stock(1)	$617	$789	$1,252	$1,943
Stock Based Compensation (SFAS 123)(2)	586	778	1,152	1,368
Amortization of the intrinsic value of unvested "in-the-money" options issued in connection with the About acquisition(3)	—	—	—	175

Total	$1,203	$1,567	$2,404	$3,486

(1)
During the three months ended June 30, 2005 and 2004, the Company recognized $617 and $789, respectively, and $1,252 and $1,943 for the six months ended June 30, 2005 and 2004, respectively, of non-cash compensation charges related to the Company's grants of shares of restricted common stock to certain executives during 2003 and 2004, as well as grants of shares of restricted common stock to certain employees in 2003 and 2004 in exchange for their options in the Company's Internet subsidiaries. These grants are being expensed ratably over their related vesting periods.

(2)
In accordance with SFAS 123, the Company recorded a non-cash compensation charge of $586 and $778 for the three months ended June 30, 2005 and 2004, respectively, and $1,152 and $1,368 for the six months ended June 30, 2005 and 2004, respectively, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan.

(3)
In connection with the acquisition of About in 2001, the Company recorded a charge of $175 related to the amortization of the intrinsic value of unvested "in the money" options for the six months ended June 30, 2004. As of March 31, 2004 these options were fully vested.

11.   Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

        Through June 30, 2004, the Company finalized and recorded $658 of severance related to the separation of the former Interim Chief Executive Officer and President and the former Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

        Through the second quarter of 2005, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

        Details of the initiatives implemented and the payments made in furtherance of these plans during the six months ended June 30, 2005 and 2004 are presented in the following tables:

	Liability as of January 1, 2005		Net Provision for the Six Months Ended June 30, 2005		Payments during the Six Months Ended June 30, 2005	Liability as of June 30, 2005
Severance and closures:
Employee-related termination costs	$1,501		$1,381		$(2,052)	$830
Termination of leases related to office closures	34,450		(81)		(2,985)	31,384

Total severance and closures	$35,951	(1)	$1,300	(2)	$(5,037)	$32,214

	Liability as of January 1, 2004		Net Provision for the Six Months Ended June 30, 2004		Payments during the Six Months Ended June 30, 2004	Liability as of June 30, 2004
Severance and closures:
Employee-related termination costs	$4,433		$1,127		$(2,570)	$2,990
Termination of leases related to office closures	35,230		4,507		(3,114)	36,623

Total severance and closures	$39,663	(1)	$5,634	(2)	$(5,684)	$39,613

(1)
Reduced for liabilities relating to discontinued operations totaling $1,875 and $4,140 at January 1, 2005 and 2004, respectively.

(2)
Adjusted to exclude net provisions related to discontinued operations totaling ($23) and $1,549 for the six months ended June 30, 2005 and 2004, respectively.

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

        As a result of the implementation of these plans, the Company has closed and consolidated 23 office locations and has notified a total of 2,071 individuals that they would be terminated under these plans. As of June 30, 2005, 2,069 of these individuals have been terminated.

        Liabilities of $4,976 and $7,501 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. Liabilities of $27,238 and $28,450 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

        For purposes of the Company's bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is excluded from the Company's calculation of consolidated EBITDA.

12.   Provision for Unclaimed Property

        Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $3,862, relating to continuing operations, plus $1,638 relating to operations subsequently classified as discontinued operations in the six months ended June 30, 2004. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the estimated results of operations for 2004 considered material.

        The Company has entered the next phase of the assessment whereby the consultant is assisting in refining the estimated provision and in negotiating settlements under voluntary disclosure agreements with the relevant states.

13.   Comprehensive Income

        Comprehensive income for the three and six months ended June 30, 2005 and 2004 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$5,011	$2,154	$370,524	$13,225
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(6)	—	(16)

Total comprehensive income	$5,011	$2,148	$370,524	$13,209

14.   Income (loss) per Common Share

        Income (loss) per common share for the three and six months ended June 30, 2005 and 2004 has been determined based on net income (loss) available to common shareholders, divided by the weighted average number of common shares outstanding for all periods presented.

        Potentially dilutive common shares include the effect of stock options, warrants and convertible preferred stock. The securities that could potentially dilute basic earnings per share in the future consist of approximately 32,600,000 of stock options and warrants and 62,400,000 of stock options, warrants and Series J Convertible Preferred Stock at June 30, 2005 and 2004, respectively. These securities were not included in the computation of diluted income (loss) per share because the effect of their inclusion would be antidilutive.

15.   Contingencies

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the condensed consolidated financial statements of the Company.

16.   Business Segment Information

        The Company's products compete, primarily in the United States, in three principal segments: Enthusiast Media, Consumer Guides and Education. PRIMEDIA believes that this structure better aligns its businesses to provide a clearer sense of its strategic focus and operating performance.

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

        The Education segment consists of the businesses that provide content for schools, universities, government and other public institutions as well as training. It includes Channel One, Films Media Group and IMN, a continuing education business for medical professionals.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net:
Enthusiast Media	$180,806	$178,860	$338,865	$343,614
Consumer Guides	79,471	71,085	155,118	142,471
Education	18,352	16,564	37,236	33,755
Intersegment Eliminations	(70)	(142)	(168)	(348)

Total	$278,559	$266,367	$531,051	$519,492

Segment EBITDA(1):
Enthusiast Media	$41,053	$40,285	$64,859	$68,859
Consumer Guides	17,912	20,513	36,156	40,154
Education	2,713	391	4,962	2,110
Corporate Overhead	(7,136)	(6,669)	(13,664)	(14,747)

Total	$54,542	$54,520	$92,313	$96,376

Depreciation, amortization and other charges(2):
Enthusiast Media	$5,052	$7,605	$9,946	$15,694
Consumer Guides	2,707	2,842	5,254	5,751
Education	1,989	2,244	3,967	4,983
Corporate	1,317	2,906	3,100	7,830

Total	$11,065	$15,597	$22,267	$34,258

Operating income (loss):
Enthusiast Media	$36,001	$32,680	$54,913	$53,165
Consumer Guides	15,205	17,671	30,902	34,403
Education	724	(1,853)	995	(2,873)
Corporate	(8,453)	(9,575)	(16,764)	(22,577)

Total	43,477	38,923	70,046	62,118
Other income (expense)
Provision for impairment of investments	—	(804)	—	(804)
Interest expense	(32,778)	(29,836)	(65,971)	(58,080)
Interest on shares subject to mandatory redemption	(6,409)	(10,945)	(17,354)	(21,890)
Amortization of deferred financing costs	(1,184)	(1,217)	(2,518)	(2,319)
Other income (expense), net	(4,839)	(171)	(4,182)	141

Loss from continuing operations before provision for income taxes	$(1,733)	$(4,050)	$(19,979)	$(20,834)

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

(2)
Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs and provision for unclaimed property and gain (loss) on sale of business and other, net.

17.   Financial Information for Guarantors of the Company's Debt

        The information that follows presents condensed consolidating financial information as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and 2004 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the six months ended June 30, 2005, there have been no reclassifications between restricted and unrestricted subsidiaries.

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

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$1,003	$6,079	$603	$—	$7,685
Accounts receivable, net	—	134,065	7,023	—	141,088
Intercompany receivables	—	—	—	—	—
Inventories	—	18,374	693	—	19,067
Prepaid expenses and other	5,175	13,062	17,481	—	35,718
Assets held for sale	—	172,801	17,118	—	189,919

Total current assets	6,178	344,381	42,918	—	393,477
Property and equipment, net	4,378	48,324	10,145	—	62,847
Investment in and advances to subsidiaries	250,601	—	—	(250,601)	—
Other intangible assets, net	—	203,630	10,203	—	213,833
Goodwill	—	754,079	39,936	—	794,015
Other non-current assets	6,084	34,695	1,176	—	41,955

Total Assets	$267,241	$1,385,109	$104,378	$(250,601)	$1,506,127

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$3,862	$39,839	$1,303	$—	$45,004
Intercompany payables	(903,068)	(567,753)	1,470,821	—	—
Accrued expenses and other	46,543	71,773	7,815	—	126,131
Deferred revenues	1,738	132,291	5,601	—	139,630
Current maturities of long-term debt	19,995	1,813	14	—	21,822
Liabilities of businesses held for sale	—	43,605	1,138	—	44,743

Total current liabilities	(830,930)	(278,432)	1,486,692	—	377,330

Long-term debt	1,530,608	3,215	89	—	1,533,912
Shares subject to mandatory redemption	211,739	—	—	—	211,739
Intercompany notes payable	—	2,526,378	—	(2,526,378)	—
Deferred revenues	15,300	4	—	—	15,304
Deferred income taxes	81,321	—	—	—	81,321
Other non-current liabilities	29,776	26,557	761	—	57,094

Total Liabilities	1,037,814	2,277,722	1,487,542	(2,526,378)	2,276,700

Shareholders' deficiency:
Common stock	2,715	—	—	—	2,715
Additional paid-in capital	2,358,495	—	—	—	2,358,495
Accumulated deficit	(3,055,739)	(892,607)	(1,383,003)	2,275,610	(3,055,739)
Accumulated other comprehensive loss	(167)	(6)	(161)	167	(167)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total shareholders' deficiency	(770,573)	(892,613)	(1,383,164)	2,275,777	(770,573)

Total Liabilities and Shareholders' Deficiency	$267,241	$1,385,109	$104,378	$(250,601)	$1,506,127

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$459,954	$80,618	$(9,521)	$531,051
Operating costs and expenses:
Cost of goods sold	—	107,753	6,473	—	114,226
Marketing and selling	—	93,006	10,094	—	103,100
Distribution, circulation and fulfillment	—	66,539	33,712	—	100,251
Editorial	—	37,479	3,985	—	41,464
Other general expenses	25	33,977	41,576	(9,521)	66,057
Corporate administrative expenses	10,940	—	2,700	—	13,640
Depreciation of property and equipment	1,365	10,993	1,477	—	13,835
Amortization of intangible assets and other	—	2,826	1,902	—	4,728
Non-cash compensation	2,404	—	—	—	2,404
Provision for severance, closures and restructuring related costs	(669)	1,878	91	—	1,300

Operating income (loss)	(14,065)	105,503	(21,392)	—	70,046
Other income (expense):
Interest expense	(65,154)	(781)	(36)	—	(65,971)
Interest on shares subject to mandatory redemption	(17,354)	—	—	—	(17,354)
Amortization of deferred financing costs	(566)	(1,754)	(198)	—	(2,518)
Equity in losses of subsidiaries	401,465	—	—	(401,465)	—
Intercompany management fees and interest	76,147	(69,002)	(7,145)	—	—
Other income (expense), net	(3,586)	(589)	(7)	—	(4,182)

Income (loss) from continuing operations before income taxes	376,887	33,377	(28,778)	(401,465)	(19,979)
Provision for income taxes	(5,991)	(154)	(5)	—	(6,150)

Income (loss) from continuing operations	370,896	33,223	(28,783)	(401,465)	(26,129)
Discontinued operations	(372)	394,379	2,646	—	396,653

Net income (loss)	$370,524	$427,602	$(26,137)	$(401,465)	$370,524

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

For the Six Months Ended June 30, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$370,524	$427,602	$(26,137)	$(401,465)	$370,524
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(461,380)	(288,491)	7,334	401,465	(341,072)
Changes in operating assets and liabilities	(23,385)	(15,557)	(16,628)	—	(55,570)

Net cash provided by (used in) operating activities	(114,241)	123,554	(35,431)	—	(26,118)

Investing activities:
Additions to property, equipment and other, net	(127)	(9,763)	(3,615)	—	(13,505)
Proceeds from sales of businesses and other	—	410,000	21,306	—	431,306
Payments for businesses acquired, net of cash acquired	—	(1,541)	(25,420)	—	(26,961)

Net cash provided by (used in) investing activities	(127)	398,696	(7,729)	—	390,840

Financing activities:
Intercompany activity	480,017	(523,926)	43,909	—	—
Borrowings under credit agreements	196,150	—	—	—	196,150
Repayments of borrowings under credit agreements	(219,136)	—	—	—	(219,136)
Payments for repurchase of 7 5/8% Senior Notes	(81,017)	—	—	—	(81,017)
Proceeds from issuances of common stock, net	1,320	—	—	—	1,320
Redemption of Series D and F Exchangeable Preferred Stock	(264,494)	—	—	—	(264,494)
Deferred financing costs paid	—	(50)	(12)	—	(62)
Capital lease obligations	(964)	(1,574)	(159)	—	(2,697)
Other	—	(101)	—	—	(101)

Net cash provided by (used in) financing activities	111,876	(525,651)	43,738	—	(370,037)

(Decrease) increase in cash and cash equivalents	(2,492)	(3,401)	578	—	(5,315)
Cash and cash equivalents, beginning of period	3,495	9,480	25	—	13,000

Cash and cash equivalents, end of period	$1,003	$6,079	$603	$—	$7,685

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

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

For the Six Months Ended June 30, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$483,804	$47,933	$(12,245)	$519,492
Operating costs and expenses:
Cost of goods sold	—	107,209	3,561	—	110,770
Marketing and selling	—	88,017	11,213	—	99,230
Distribution, circulation and fulfillment	—	73,245	23,700	—	96,945
Editorial	—	35,743	2,693	—	38,436
Other general expenses	111	51,589	23,643	(12,245)	63,098
Corporate administrative expenses	11,553	—	3,084	—	14,637
Depreciation of property and equipment	1,364	9,703	2,756	—	13,823
Amortization of intangible assets and other	—	6,193	565	—	6,758
Severance related to separated senior executives	658	—	—	—	658
Non-cash compensation	3,486	—	—	—	3,486
Provision for severance, closures and restructuring related costs	2,229	3,405	—	—	5,634
Provision for unclaimed property	56	3,806	—		3,862
Loss on sales of businesses and other, net	37	—	—	—	37

Operating income (loss)	(19,494)	104,894	(23,282)	—	62,118
Other income (expense):
Provision for impairment of investments	(804)	—	—	—	(804)
Interest expense	(56,109)	(1,923)	(48)	—	(58,080)
Interest on shares subject to mandatory redemption	(21,890)	—	—	—	(21,890)
Amortization of deferred financing costs	(671)	(1,633)	(15)	—	(2,319)
Equity in income of subsidiaries	49,624	—	—	(49,624)	—
Intercompany management fees and interest	70,027	(69,460)	(567)	—	—
Other income (expense), net	43	98	—	—	141

Income (loss) from continuing operations before income taxes	20,726	31,976	(23,912)	(49,624)	(20,834)
Provision for Income taxes	(8,775)	202	(17)	—	(8,590)

Income (loss) from continuing operations	11,951	32,178	(23,929)	(49,624)	(29,424)
Discontinued operations	—	51,143	(8,494)	—	42,649

Net income (loss)	$11,951	$83,321	$(32,423)	$(49,624)	$13,225

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

For the Six Months Ended June 30, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income	$11,951	$83,321	$(32,423)	$(49,624)	$13,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(103,012)	56,325	4,260	49,624	7,197
Changes in operating assets and liabilities	(27,970)	(912)	(8,499)	—	(37,381)

Net cash provided by (used in) operating activities	(119,031)	138,734	(36,662)	—	(16,959)

Investing activities:
Additions to property, equipment and other, net	(449)	(9,492)	(3,633)	—	(13,574)
Proceeds from sale of businesses and other	—	68,176	2,101	—	70,277
Payments for businesses acquired, net of cash acquired	—	(1,270)	—	—	(1,270)
Proceeds from sale of (payments for) other investments, net	(10)	684	—	—	674

Net cash provided by (used in) investing activities	(459)	58,098	(1,532)	—	56,107

Financing activities:
Intercompany activity	150,900	(188,981)	38,081	—	—
Borrowings under credit agreements	231,500	—	—	—	231,500
Repayments of borrowings under credit agreements	(378,500)	—	—	—	(378,500)
Proceeds from issuance of Senior Floating Rate Notes	175,000	—	—	—	175,000
Proceeds from issuances of common stock, net	701	—	—	—	701
Deferred financing costs paid	3	(5,562)	—	—	(5,559)
Capital lease obligations	(960)	(3,118)	(200)	—	(4,278)
Other	—	(139)	—	—	(139)

Net cash provided by (used in) financing activities	178,644	(197,800)	37,881	—	18,725

(Decrease) increase in cash and cash equivalents	59,154	(968)	(313)	—	57,873
Cash and cash equivalents, beginning of period	345	7,668	672	—	8,685

Cash and cash equivalents, end of period	$59,499	$6,700	$359	$—	$66,558

18.   Subsequent Events

        On August 8, 2005, the Company announced an agreement to sell its Business Information segment to Wasserstein & Co., LP for $385 million in cash. The sale will take place following standard U.S. regulatory approval and satisfaction of other normal conditions. The transaction is expected to close in the fourth quarter of 2005.

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

Executive Summary

Our Business

        The Company's revenues are generated from advertising (print and online), circulation (subscriptions and single copy sales) and other sources (events, third party distribution, television, list rental, brand licensing and merchandising). PRIMEDIA's operating expenses include cost of goods sold (principally paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as "operating expenses").

        The Company has three reportable segments which best enable it to execute key investment and organic growth initiatives. Those segments are Enthusiast Media, Consumer Guides and Education.

Background

        Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. During the past few years, the Company has been opportunistically divesting selective properties in order to better focus on its core businesses and reduce debt and shares subject to mandatory redemption. The Company is positioning itself as a highly focused targeted media company which is investing in its businesses to drive growth.

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

Business Trends

        The media industry continues to be adversely affected by an overall soft advertising environment, particularly print, which has recovered more slowly than anticipated, declining single copy sales of consumer magazines and budgetary constraints in the education markets. Low interest rates have facilitated apartment dwellers becoming homeowners and high apartment vacancy rates have pressured the advertising budgets of property managers. Additionally, recent high levels of condominium conversions have eliminated existing and potential customers from our markets.

        In 2005, most of PRIMEDIA's businesses grew despite soft industry trends. The Company continues to capitalize on trends impacting markets where it has a large presence, including the general trend of marketers seeking to better target their advertising, the growth of free publications, strong growth in online advertising and the increasing popularity of avocations and leisure activities. Additionally, the Company continues to take many actions to lower costs and improve profitability, including consolidating, selling or shutting down certain properties.

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

        The Company's continuing implementation of this strategy is yielding successful results in initiatives at each of its business segments which are highlighted in the segment discussions below and in the Results of Operations section.

Summary of Consolidated Results for the three months ended June 30, 2005

        In 2005, revenues were $278,559, up $12,192 from $266,367 in 2004. The revenue gain of 4.6% was driven by double digit gains in Consumer Guides as well as improved results in Education and Enthusiast Media. In 2005, operating expenses were $224,017, up 5.7% compared to 2004. In 2005, operating income was $43,477, improved from $38,923 in 2004 primarily due to lower restructuring related costs and amortization expense. Net income was $5,011 in 2005 compared to $2,154 in 2004.

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

        Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss, as determined in conformity with accounting principles generally accepted in the United States of America, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. For more information, see the reconciliation of Segment EBITDA to operating income (loss) for the Company's three segments in their respective segment discussions below.

Why We Use The Term Free Cash Flow

        Free Cash Flow is defined as net cash provided by (used in) operating activities adjusted for additions to property, equipment and other, net and capital lease obligations ("Free Cash Flow").

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

        Free Cash Flow is not intended to represent cash flows from operating activities as determined in conformity with accounting principles generally accepted in the United States of America. Free Cash Flow as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Free Cash Flow in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. For more information, see reconciliation of Free Cash Flow to cash provided by (used in) operating activities in the Free Cash Flow section.

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

Reclassifications due to Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Disposal of Long-Lived Assets", the Company's results reflect the reclassification in 2004 to discontinued operations of About Web Services, the Folio, Circulation Management and American Demographics properties, Workplace Learning, excluding Interactive Medical Network ("IMN"), and six magazines in the Enthusiast Media segment, which were shut down and discontinued in the fourth quarter of 2004. About.com, which was sold in March 2005, was classified as discontinued operations for all periods presented.

        On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities.

        During the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of the Ward's Automotive Group ("Ward's") which has been transferred to the Enthusiast Media segment. The operating results of the Business Information segment, excluding Ward's, have been classified as discontinued operations for all periods presented. See Recent Developments section.

Segment Data

        The following table presents the results of the Company's three operating segments and Corporate for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net:
Enthusiast Media	$180,806	$178,860	$338,865	$343,614
Consumer Guides	79,471	71,085	155,118	142,471
Education	18,352	16,564	37,236	33,755
Intersegment Eliminations	(70)	(142)	(168)	(348)

Total	$278,559	$266,367	$531,051	$519,492

Segment EBITDA(1):
Enthusiast Media	$41,053	$40,285	$64,859	$68,859
Consumer Guides	17,912	20,513	36,156	40,154
Education	2,713	391	4,962	2,110
Corporate Overhead	(7,136)	(6,669)	(13,664)	(14,747)

Total	$54,542	$54,520	$92,313	$96,376

Depreciation, amortization and other charges(2):
Enthusiast Media	$5,052	$7,605	$9,946	$15,694
Consumer Guides	2,707	2,842	5,254	5,751
Education	1,989	2,244	3,967	4,983
Corporate	1,317	2,906	3,100	7,830

Total	$11,065	$15,597	$22,267	$34,258

Operating income (loss):
Enthusiast Media	$36,001	$32,680	$54,913	$53,165
Consumer Guides	15,205	17,671	30,902	34,403
Education	724	(1,853)	995	(2,873)
Corporate	(8,453)	(9,575)	(16,764)	(22,577)

Total	43,477	38,923	70,046	62,118
Other income (expense):
Provision for impairment of investments	—	(804)	—	(804)
Interest expense	(32,778)	(29,836)	(65,971)	(58,080)
Interest on shares subject to mandatory redemption	(6,409)	(10,945)	(17,354)	(21,890)
Amortization of deferred financing costs	(1,184)	(1,217)	(2,518)	(2,319)
Other income (expense), net	(4,839)	(171)	(4,182)	141

Loss from continuing operations before provision for income taxes	(1,733)	(4,050)	(19,979)	(20,834)
Provision for income taxes	(2,317)	(4,290)	(6,150)	(8,590)

Loss from continuing operations	(4,050)	(8,340)	(26,129)	(29,424)
Discontinued operations(3)	9,061	10,494	396,653	42,649

Net income	$5,011	$2,154	$370,524	$13,225

(1)
Segment EBITDA represents the segments' earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles in the United States of America), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments' results, because it focuses on revenue and operating cost items driven by each operating managers' performance, and excludes items largely outside of the operating managers' control. Segment EBITDA may not be available for the Company's discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the three and six months ended June 30, 2005 and 2004 for each of the Company's segments in their respective segment discussions below.

(2)
Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net

(3)
Discontinued operations include a gain (loss) on sale of businesses, net of ($716) and $4,178 for the three months ended June 30, 2005 and 2004, respectively, and $382,462 and $42,287 for the six months ended June 30, 2005 and 2004, respectively.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004:

Consolidated Results:

Revenues, Net

        Consolidated revenues were $278,559 in 2005 compared to $266,367 in 2004:

	Three Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$173,394	$165,067	5.0
Circulation	62,868	64,993	(3.3)
Other	42,297	36,307	16.5

Total	$278,559	$266,367	4.6

        Advertising revenues increased by $8,327 in the second quarter of 2005 compared to 2004 due to increases of $2,094 and $6,109 at the Enthusiast Media and Consumer Guides segments, respectively. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $2,125 in 2005 due to continued weakness in single copy sales. Other revenues increased $5,990 in 2005 compared to 2004 due to increases at each of the Company's segments with Enthusiast Media, Consumer Guides and Education increasing $2,013, $2,277 and $1,700, respectively. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

        Operating income was $43,477 in 2005 compared to $38,923 in 2004. The improvement in operating income in 2005 was primarily due to a decrease in restructuring related costs and amortization expenses as increased revenues were offset by increased operating expenses due to investment expenses at Consumer Guides and paper price increases.

Net Income (Loss)

        The Company had net income in 2005 of $5,011 compared to $2,154 in 2004. The increase in net income was primarily due to the improvement in operating income.

        Interest expense increased $2,942, or 9.9%, in 2005 to $32,778 from $29,836 in 2004. The increase in interest expense is due to higher interest rates.

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

        In March 2005, the Company completed the sale of About.com and the Bankers Training & Consulting Company, the financial services division of Workplace Learning. During the second quarter of 2005, the Company completed the sale of the remaining net assets of Workplace Learning for the assumption of liabilities.

        In addition, during the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward's which has been transferred to the Enthusiast Media segment.

        In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for all periods presented. For the three months ended June 30, 2005 and 2004, discontinued operations includes a net gain (loss) on sale of businesses of ($716) and $4,178, respectively.

Segment Results:

        Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Marine, Soaps, Equine, History, Crafts, Home Technology, Ward's Automotive Group, their related Web sites, events, licensing and merchandising)

Revenues, Net

        Enthusiast Media revenues were $180,806 or 64.9% and $178,860 or 67.1% of the Company's consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues increased $1,946 or 1.1% in 2005 compared to 2004 as follows:

	Three Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$98,628	$96,534	2.2
Circulation	62,868	64,993	(3.3)
Other	19,240	17,227	11.7
Intersegment revenues	70	106	—

Total	$180,806	$178,860	1.1

        Growth in Enthusiast Media revenue was led by strong results in the Performance Automotive and Consumer Automotive categories, which, as expected, bounced back after a decline in the first quarter. Improvements were somewhat offset by the expected continued decline in the International Automotive category. Consistent with previous guidance, the International Automotive category is expected to decline for the full year, as the market currently suffers from the absence of any new 'tuner' platforms and a consolidation of aftermarket suppliers. While International Automotive continues to have positive Segment EBITDA, it reduced Segment advertising growth in the quarter and was the single largest contributor to the decline in circulation revenue. Other revenue, which is largely comprised of events, licensing, and merchandising, continued its significant growth as the Company leverages its brands in non-print areas.

        The Company continued to execute on its operating priorities for the Enthusiast Media segment to invest in and build its market leading brands by:

Improving product quality

        The Company is continuing a significant editorial upgrade, with particular emphasis on cover design to enhance newsstand results. A comprehensive new cover testing system, the Company's first, was introduced this quarter, providing editors the opportunity to use consumer feedback more systematically in their cover selection. Eighty percent of the Company's approximately thirty redesigns scheduled for 2005 will appear in the second half of the year.

Improvement Online

        The product improvement program extends to the Company's websites, with the latest makeover coming at Intellichoice, a site that serves new car buyers. Now fully integrated into Motor Trend and other consumer websites, the site post-redesign has delivered increases of more than 40% in both page views and lead delivery. This is the start of a plan to more aggressively participate in the fast-growing market for online lead generation for new car purchases.

Extending Brands to New Products

        The Company's strategy of actively developing brand extensions drove strong growth in Other revenue this quarter, including events, such as the creation of a new OffRoad Trucking Event; television programs, such as the debut of a new fishing program on the Outdoor Channel; licensing, such as the expansion of the Collegiate Challenge at Hot Rod University; and branded products, such as the toys manufactured by Funline, Maisto and Revell-Monogram.

Addition of Ward's to Enthusiast Media Segment

        Further developing the Company's leading position across the spectrum of information services for both buyers and sellers in the automotive industry is a key element of the Company's strategy. Consistent with this strategy, the Ward's Automotive Group franchise was moved to the Enthusiast Media segment and not included in the potential divestiture of the Business Information segment. Ward's provides insight, analysis and intelligence for the automotive industry, complementing the marketing channel provided by the Company's publications, websites, and events. The franchise, which consists of Ward's Business Information, the market-leading subscription news and analysis website for the automotive industry, as well as the publications Ward's Dealer Business and Ward's Automotive, and the event Auto Interiors Expo, had 2004 revenue of approximately $7,300 and Segment EBITDA of approximately $1,000. The results for Ward's have been transferred to the Enthusiast Media segment for all reporting periods presented.

Segment EBITDA

        Enthusiast Media Segment EBITDA increased 1.9% to $41,053 in 2005 from $40,285 in 2004. This increase is primarily due to higher revenue partially offset by the impact of previously announced paper price increases. As a result, Segment EBITDA margin increased slightly to 22.7% in 2005 from 22.5% in 2004.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
Segment EBITDA	$41,053	$40,285
Depreciation of property and equipment	3,747	3,060
Amortization of intangible assets and other	497	1,314
Provision for severance, closures and restructuring related costs	808	3,231

Operating income	$36,001	$32,680

Operating Income (Loss)

        Operating income was $36,001 in 2005 compared to $32,680 in 2004, an increase of $3,321 or 10.2%. This increase was driven by decreases in the provision for severance, closures and restructuring related costs and amortization expenses in 2005 as well as the improvement in Segment EBITDA.

Discontinued Operations

        In accordance with SFAS 144, the operating results of About.com, About Web Services, the six shut down magazines and New York magazine have been reclassified to discontinued operations on the condensed statements of consolidated operations for all periods presented.

        Enthusiast Media revenues exclude revenues from discontinued operations $10,614 for the three months ended June 30, 2004. Enthusiast Media segment operating income excludes operating income (loss) from discontinued operations of ($145) and $6,674 for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2004, discontinued operations includes a net gain on sale of businesses of $4,300.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

        Consumer Guides revenues were $79,471 or 28.5% and $71,085 or 26.7% of the Company's consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $8,386 or 11.8% in 2005 compared to 2004 as follows:

	Three Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$65,402	$59,293	10.3
Other	14,069	11,792	19.3

Total	$79,471	$71,085	11.8

        Double-digit growth in Consumer Guides revenue was fueled primarily by investment, expansion, and organic growth of the Company's New Home Guide, Auto Guide, and DistribuTech businesses.

Apartment Guide

        Apartment Guide, the Segment's largest product, continues its market leadership in the most difficult market conditions in the business' thirty-year history. Apartment Guide remains stable despite unprecedented levels of condominium conversions that eliminate existing and potential customers from Apartment Guide markets. During the quarter, the addition of new advertisers kept pace with losses to condominium conversions, evidence of advertisers' continued appreciation of the value Apartment Guide delivers. ApartmentGuide.com grew unique users 9.1% in the quarter, and continues to be the most recognized on-line brand in the apartment rental industry. Apartment Guide's combined offering of best in class print and Internet media, 'Apartment Guide Printernet' provided over two million leads to customers in the quarter. The Company attributes Apartment Guide's stability in adverse market conditions to its brand leadership both in print and online, client retention rate driven by verifiable leads and leases that create what the Company believes to be one of the most cost effective advertising channels available, and its widespread, high visibility distribution through the Company's DistribuTech business.

New Home Guide

        New Home Guide, now with 25 publications, is the largest player in the category and uniquely positioned to provide large home builders with national reach. New Home Guide grew revenue 61% in the quarter, launching a publication in Washington D.C., and acquiring publications in the Seattle, Portland, Jacksonville, Atlanta, and Nashville markets. Existing publication revenue grew 31%. With these new publications, New Home Guide has met its target of growing to 25 publications in 2005.

Auto Guide

        The Auto Guide division, which was launched just over a year ago, has grown rapidly, expanding to twelve publications with a $13,000 annualized revenue run rate at the end of June. In the second quarter, Auto Guide launched in Orlando, Orange County, and San Diego. With recent acquisitions of five automotive publications in New England, Auto Guide now has twelve publications, exceeding the division's goal of having ten publications by the end of 2005.

DistribuTech

        All of PRIMEDIA's guides continue to benefit from the Company's dominant distribution business, DistribuTech, with greater distribution than all other distributors combined. DistribuTech's dominance in high-value locations and added distribution drove high-teens growth in other revenue. In the second quarter, DistribuTech expanded into new retail distribution programs including QFC in the Northwest and increased penetration in current programs, supporting continued growth for the Company's three guides. The segment's other revenue is entirely from DistribuTech.

Segment EBITDA

        Consumer Guides Segment EBITDA decreased $2,601 or 12.7% in 2005 to $17,912. The decrease is due to increased operating expenses which are consistent with the Company's 2005 guidance of an estimated $15,000 to $20,000 of investments associated with distribution renewals, distribution expansion, and new publication launches. As a result, Segment EBITDA margin decreased to 22.5% in 2005 compared to 28.9% in 2004.

        Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
Segment EBITDA	$17,912	$20,513
Depreciation of property and equipment	2,029	2,018
Amortization of intangible assets and other	678	824

Operating income	$15,205	$17,671

Operating Income (Loss)

        Operating income decreased $2,466 or 14.0% in 2005. This decrease was driven by the decline in Segment EBITDA.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network ("IMN"))

Revenues, Net

        Education revenues were $18,352 or 6.6% and $16,564 or 6.2% of the Company's consolidated revenues for 2005 and 2004, respectively. Education revenues increased $1,788 or 10.8% in 2005 compared to 2004 as follows:

	Three Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$9,363	$9,239	1.3
Other	8,989	7,289	23.3
Intersegment revenues	—	36	—

Total	$18,352	$16,564	10.8

        Both revenue and Segment EBITDA grew in the second quarter of 2005 for the second consecutive quarter after several years of declines. Education advertising revenues, which are generated entirely by Channel One, increased $124 in 2005 primarily driven by new advertisers and increases from existing advertisers in the wireless, health and beauty, and video game categories.

        Growth in other revenue reflects the turnarounds at IMN and Films Media Group. Having transformed product delivery from analog to digital and implementing a host of operational improvements, Films Media Group delivered its fourth consecutive quarter of revenue growth after thirteen quarters of declines, with revenue up 9.4%.

Segment EBITDA

        Education Segment EBITDA increased $2,322 to $2,713 for the three months ended June 30, 2005 primarily due to the improved revenue as discussed above. Segment EBITDA margin increased in 2005 to 14.8% compared to 2.4% in 2004.

        Below is a reconciliation of Education Segment EBITDA to operating income (loss) for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
Segment EBITDA	$2,713	$391
Depreciation of property and equipment	764	894
Amortization of intangible assets and other	1,225	1,298
Provision for severance, closures and restructuring related costs	—	52

Operating income (loss)	$724	$(1,853)

Operating Income (Loss)

        Education segment operating income for the three months ended June 30, 2005 was $724 compared to a loss of $1,853 in 2004. The improvement is due to the increase in Segment EBITDA.

Discontinued Operations

        In March 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. In addition, on April 1, 2005, the Company sold the remaining portion of Workplace Learning.

        Education segment revenues exclude revenues from discontinued operations of $8,750 for the three months ended June 30, 2004. Education segment operating results exclude the operating loss from discontinued operations of $731 and $2,605 for the three months ended June 30, 2005 and 2004, respectively. The Company recorded a loss on sale of businesses within discontinued operations of $740 in 2005.

Corporate:

Corporate Overhead

        Corporate overhead increased to $7,136 in 2005 from $6,669 in 2004 primarily due to increased outside auditor fees.

Operating Income (Loss)

        Corporate operating loss decreased $1,122 in 2005 to $8,453 from $9,575 in 2004 principally driven by decreases in the provision for severance, closures and restructuring related costs and non-cash compensation expense. The Company recorded $1,203 of stock-based compensation expense in 2005 compared to $1,567 in 2004.

Business Information Segment Discontinued Operations

        During the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward's which has been transferred to the Enthusiast Media segment. During the second quarter 2005, the Company classified the operating results of the Business Information segment, excluding Ward's, as discontinued operations for all periods presented in accordance with SFAS 144. See Recent Developments section.

        PRIMEDIA revenues exclude revenues from Business Information discontinued operations of $61,038 and $56,561 for the three months ended June 30, 2005 and 2004, respectively. PRIMEDIA operating results exclude the operating income from Business Information discontinued operations $10,669 and $7,552 for the three months ended June 30, 2005 and 2004, respectively.

        In accordance with SFAS 144, the results of Kagan World Media, Folio, Circulation Management and American Demographic had previously been reclassified to discontinued operations in 2004. Business Information revenues above exclude revenues from these discontinued operations of $1,645 for the three months ended June 30, 2004. Business Information segment operating results above exclude the operating income (loss) from these discontinued operations of $24 and ($515) for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, these discontinued operations included a net gain (loss) on sale of businesses of $24 and ($121), respectively.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004:

Consolidated Results:

Revenues, Net

        Consolidated revenues were $531,051 in 2005 compared to $519,492 in 2004:

	Six Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$329,266	$321,674	2.4
Circulation	121,682	128,126	(5.0)
Other	80,103	69,692	14.9

Total	$531,051	$519,492	2.2

        Advertising revenues increased by $7,592 in 2005 compared to 2004 primarily due to an increases of $8,334 at the Consumer Guides, partially offset by a decline of $1,048 at the Enthusiast Media segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $6,444 in 2005 due to continued weakness in single copy sales. Other revenues increased $10,411 in 2005 compared to 2004 due to increases at each of the Company's segments with Enthusiast Media, Consumer Guides and Education increasing of $2,796, $4,313 and $3,302, respectively. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

        Operating income was $70,046 in 2005 compared to $62,118 in 2004. The improvement in operating income in 2005 was primarily due to increased revenues, reduced restructuring related expenses and a provision for unclaimed property recorded in 2004 as a result of the Company completing the initial phase of its internal assessment regarding compliance with escheatment requirements for unclaimed property in certain states. In addition, lower amortization and non-cash compensation were partially offset by increased operating expenses due to investment expenses at Consumer Guides and paper price increases.

Net Income (Loss)

        The Company had net income in 2005 of $370,524 compared to $13,225 in 2004. The increase in net income was primarily due to the gain on the sale of About.com of approximately $378,900 recorded in discontinued operations in 2005. The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations during the first quarter of 2004.

        Interest expense increased $7,891 or 13.6% in 2005 to $65,971 from $58,080 in 2004. The increase in interest expense is due to higher interest rates.

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

        In the first quarter of 2005, the Company completed the sale of About.com and the Bankers Training & Consulting Company, the financial services division of Workplace Learning. On April 1, 2005, the Company completed the sale of the remaining net assets of Workplace Learning for the assumption of liabilities.

        In addition, during the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward's which has been transferred to the Enthusiast Media segment.

        In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for all periods presented. For the six months ended June 30, 2005 and 2004, discontinued operations includes a net gain on sale of businesses of $382,462 and $42,287, respectively.

Segment Results:

        Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Marine, Soaps, Equine, History, Crafts, Home Technology, Ward's Automotive Group, their related Web sites, events, licensing and merchandising)

Revenues, Net

        Enthusiast Media revenues were $338,865 or 63.8% and $343,614 or 66.1% of the Company's consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues decreased $4,749 or 1.4% in 2005 compared to 2004 as follows:

	Six Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$182,028	$183,076	(0.6)
Circulation	121,682	128,126	(5.0)
Other	35,010	32,214	8.7
Intersegment revenues	145	198	—

Total	$338,865	$343,614	(1.4)

        The decline in Enthusiast Media revenue is primarily due to a decline in the International Automotive category in 2005 compared to 2004 due to softness in the tuner market. The 2005 revenue decline in the category follows a sharp decline in the fourth quarter of last year after several years of strong growth. The category is expected to decline for the full year, as the market currently suffers from the absence of any new "tuner' platforms and a consolidation of aftermarket suppliers.

        Strong advertising growth in the Performance Automotive category in 2005 was offset by the declines in International Automotive advertising.

        Two of the segment's eleven categories comprised nearly the entire circulation decline: the International Automotive category and the Soaps category. The Soaps category has been affected by reduced viewership of soap operas. To address the decline, the Company is eliminating inefficient distribution points and building retail promotions with leading retailers such as Wal-Mart.

        Reflecting continued progress in the execution of the Company's operating strategies, revenue grew in three of the segment's largest categories, Performance Automotive, Crafts and Outdoor. The segment's third largest category, Consumer Automotive, rebounded with double digit growth during the second quarter and continues to be on track for growth in 2005 despite a difficult first quarter. The biggest challenges in this segment are the International Automotive and Soaps categories, which the Company is diligently addressing.

        Other revenue benefited from the continued strong growth in licensing and events revenue in 2005.

Segment EBITDA

        Enthusiast Media Segment EBITDA decreased 5.8% to $64,859 in 2005 from $68,859 in 2004. This decline is primarily due to lower revenue and the impact of previously announced paper price increases, partially offset by lower operating expenses. As a result, Segment EBITDA margin decreased to 19.1% in 2005 from 20.0% in 2004.

        Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Segment EBITDA	$64,859	$68,859
Depreciation of property and equipment	6,983	6,645
Amortization of intangible assets and other	994	2,563
Provision for severance, closures and restructuring related costs	1,969	3,315
Provision for unclaimed property	—	3,171

Operating income	$54,913	$53,165

Operating Income (Loss)

        Operating income was $54,913 in 2005 compared to $53,165 in 2004, an increase of $1,748. This increase was principally driven by the decline in provision for severance, closures and restructuring related costs, amortization expense as well as the absence of a provision for unclaimed property in 2005.

Discontinued Operations

        In accordance with SFAS 144, the operating results of About.com, About Web Services, the six shut down magazines and New York magazine have been reclassified to discontinued operations on the condensed statements of consolidated operations for all periods presented.

        Enthusiast Media revenues exclude revenues from discontinued operations of $8,711 and $22,318 for the six months ended June 30, 2005 and 2004, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $380,966 and $42,411 for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, discontinued operations includes a net gain on sale of businesses of $378,907 and $41,494, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

        Consumer Guides revenues were $155,118 or 29.2% and $142,471 or 27.4% of the Company's consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $12,647 or 8.9% in 2005 compared to 2004 as follows:

	Six Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$127,719	$119,385	7.0
Other	27,399	23,086	18.7

Total	$155,118	$142,471	8.9

        Consumer Guides advertising revenue grew by $8,334 or 7.0% in 2005 versus 2004, driven primarily by New Home Guide, Auto Guide and online advertising programs.

Apartment Guide

        Apartment Guide continued its market leadership despite ongoing soft apartment rental market and with continued conversions of rental properties to condominiums. The Company attributes Apartment Guide's success in an adverse market to its unmatched distribution in high-value locations and its ability to prove to advertisers that their combined print and online advertisements are delivering superior results at low costs. ApartmentGuide.com grew unique users 12.6% in 2005, and, as the most recognized brand in the apartment rental industry, provided approximately 4.4 million leads to customers through print and via the Internet.

New Home Guide

        New Home Guide's advertising revenue from existing publications continued to grow in 2005, reflecting increased penetration in the Company's print markets and improved marketing and sales programs. New Home Guide's newly redesigned national website, NewHomeGuide.com, was combined with the American Home Guides websites, acquired in February 2005, to create one of the most powerful online advertising channels in the new home market.

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

Auto Guide

        In the first quarter, Auto Guide was launched in the 'Triangle', North Carolina market with a $1 million annualized revenue run rate, compared to its two previous launches ('Triad', North Carolina and Charlotte, North Carolina), which reached the same $1 million annualized revenue run rate in 5 and 29 weeks, respectively. With the acquisitions of the Atlanta Cars Magazine in the first quarter, five automotive publications in New England during the second quarter as well as second quarter launches in Orlando, Orange County and San Diego, Auto Guide expanded to twelve publications.

        As the Company's launch strategy is proving out in each new Auto Guide market, it is confident that a third product line has been successfully added to the Consumer Guides Segment. Given that the market for used cars is significantly larger than the apartment rental market, the Company is optimistic about the long term growth opportunities of scaling the Auto Guide product line.

DistribuTech

        Consumer Guides other revenue increased $4,313 or 18.7%. In the first quarter, the Company's DistribuTech business expanded into several new retail distribution programs and made significant expansions of its retail distribution network with new store programs in Portland, Oregon, Seattle, New England, and across the Southeast. In addition during the second quarter, DistribuTech expanded into new retail distribution programs including QFC in the Northwest and increased penetration in current programs.

Segment EBITDA

        Consumer Guides Segment EBITDA decreased $3,998 or 10.0% in 2005 to $36,156. The decrease is due to increased operating expenses which are primarily the result of investments made to launch new publications (New Home and Auto Guide); higher distribution costs including more widespread distribution; and increased paper prices. As a result, Segment EBITDA margin decreased to 23.3% in 2005 compared to 28.2% in 2004.

        Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Segment EBITDA	$36,156	$40,154
Depreciation of property and equipment	3,965	4,059
Amortization of intangible assets and other	1,289	1,647
Provision for severance, closures and restructuring related costs	—	38
Provision for unclaimed property	—	7

Operating income	$30,902	$34,403

Operating Income (Loss)

        Operating income decreased $3,501 or 10.2% in 2005. This decrease is primarily driven by the decline in Segment EBITDA.

Discontinued Operations

        In accordance with SFAS 144, the results of RealEstate.com have been reclassified to discontinued operations on the condensed statements of consolidated operations for the six months ended June 30, 2004.

        Consumer Guides revenues exclude revenues from discontinued operations of $458 for the six months ended June 30, 2004. Consumer Guides segment operating income excludes operating losses from discontinued operations of $252 for the six months ended June 30, 2004. In 2004, discontinued

operations includes a loss on sale of business of $519 due to post closing adjustments related to the sale of RealEstate.com.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network ("IMN"))

Revenues, Net

        Education revenues were $37,236 or 7.0% and $33,755 or 6.5% of the Company's consolidated revenues for 2005 and 2004, respectively. Education revenues increased $3,481 or 10.3% in 2005 compared to 2004 as follows:

	Six Months Ended June 30,
			Percent Change
	2005	2004
Revenues, net:
Advertising	$19,519	$19,213	1.6
Other	17,694	14,392	22.9
Intersegment revenues	23	150	—

Total	$37,236	$33,755	10.3

        Education advertising revenues, which are generated entirely by Channel One, increased $306 in 2005 as compared to 2004. Growth at Channel One News, which reaches nearly 8 million teens, was primarily driven by new advertisers and network television programming promotion as well as increases from existing advertisers in the wireless, video game and military recruitment categories.

        During the first quarter, PRIMEDIA announced the appointment of Judy L. Harris as President and CEO of Channel One. The Company is optimistic that Ms. Harris' track record of success at PBS, Discovery and Hallmark will help the segment deliver on its target of showing year-over-year revenue growth. On April 12, 2005, Channel One won a Peabody Award for news coverage, its second. The George Foster Peabody Awards recognize distinguished achievement and meritorious public service, and are widely considered the most prestigious awards in electronic media.

        Growth in other revenue reflects the turnarounds at IMN and Films Media Group. Having transformed product delivery from analog to digital and implementing a host of operational improvements, Films Media Group delivered its fourth consecutive quarter of revenue growth after thirteen quarters of declines, with revenue up 11.1% in 2005. IMN has more than doubled 2004 revenues in 2005.

Segment EBITDA

        Education Segment EBITDA increased $2,852 to $4,962 for the six months ended June 30, 2005 due to the improved revenue as discussed above. Segment EBITDA margin increased in 2005 to 13.3% compared to 6.3% in 2004.

        Below is a reconciliation of Education Segment EBITDA to operating income (loss) for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Segment EBITDA	$4,962	$2,110
Depreciation of property and equipment	1,522	1,755
Amortization of intangible assets and other	2,445	2,548
Provision for severance, closures and restructuring related costs	—	52
Provision for unclaimed property	—	628

Operating income (loss)	$995	$(2,873)

Operating Income (Loss)

        Education segment operating income for the six months ended June 30, 2005 was $995 compared to a loss of $2,873 in 2004. The improvement is due to the increase in Segment EBITDA and by the absence of a provision for unclaimed property in 2005.

Discontinued Operations

        In March 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. In addition, on April 1, 2005, the Company sold the remaining portion of Workplace Learning.

        Education segment revenues exclude revenues from discontinued operations of $9,367 and $18,332 for the six months ended June 30, 2005 and 2004, respectively. Education segment operating results exclude the operating income (loss) from discontinued operations of $3,788 and ($6,230) for the six months ended June 30, 2005 and 2004, respectively. The Company recorded a gain on sale of businesses within discontinued operations of $3,557 in 2005.

Corporate:

Corporate Overhead

        Corporate overhead decreased to $13,664 in 2005 from $14,747 in 2004 primarily due to reduced compensation expense resulting from headcount reduction.

Operating Income (Loss)

        Corporate operating loss decreased $5,813 in 2005 to $16,764 from $22,577 in 2004 principally driven by the reduction in corporate overhead and decreases in the provision for severance, closures and restructuring related costs and non-cash compensation expense. The Company recorded $2,404 of stock-based compensation expense in 2005 compared to $3,486 in 2004.

Business Information Segment Discontinued Operations

        During the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward's which has been transferred to the Enthusiast Media segment. During the second quarter 2005, the Company classified the operating results of the Business Information segment, excluding Ward's, as discontinued operations for all periods presented in accordance with SFAS 144.

        PRIMEDIA revenues exclude revenues from Business Information discontinued operations of $112,568 and $109,508 for the six months ended June 30, 2005 and 2004, respectively. PRIMEDIA operating results exclude the operating income from Business Information discontinued operations of $13,486 and $7,670 for the six months ended June 30, 2005 and 2004, respectively.

        In accordance with SFAS 144, the results of Kagan World Media, Folio, Circulation Management and American Demographic had previously been reclassified to discontinued operations in 2004. Business Information revenues above exclude revenues from these discontinued operations of $3,970 for the six months ended June 30, 2004. Business Information segment operating results above exclude the operating income (loss) from these discontinued operations of ($2) and $129 for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, these discontinued operations included a net gain (loss) on sale of businesses of ($2) and $1,312, respectively.

Recent Developments

        On August 8, 2005, the Company announced an agreement to sell its Business Information segment to Wasserstein & Co., LP for $385 million in cash. The sale will take place following standard U.S. regulatory approval and satisfaction of other normal conditions. The transaction is expected to close in the fourth quarter of 2005.

Risk Factors

        Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

General economic trends, as well as trends in advertising spending and competition, may reduce our advertising and circulation revenues.

        Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions and possible shifting of advertising spending amongst media. A decline in the level of business activity of certain of our advertisers has had an adverse effect on our revenues and profit margins. Additionally, high apartment vacancy rates have pressured the advertising budgets of property owners and recent high levels of condominium conversions have eliminated existing and potential customers, constraining growth in one of our segments. Because of economic conditions in the United States, many advertisers have reduced advertising expenditures. Any further adverse impact of economic conditions, high vacancy rates and condominium conversions on the Company is difficult to predict, but it may result in further reductions in advertising revenue. Additionally, if geopolitical events negatively impact the economy or advertising spending patterns change, our results of operations may be adversely affected. The Company believes that the targeted nature of its products together with its diversification of advertising vehicles, including print, on-line, events and television, would minimize the effects of shifting advertising spending.

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

        As of June 30, 2005, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership ("KKR Associates"), and KKR GP 1996 LLC, a Delaware limited liability company ("KKR GP 1996"), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

Increases in paper and postage costs may have an adverse impact on our future financial results.

        The price of paper is a significant expense relating to our print products and direct mail solicitations. The first paper price increases across all paper grades in four years became effective in 2004. The Company incurred paper price increases in the first six months of 2005, and anticipates additional increases for the remainder of 2005. For 2005, we estimate an additional $12 million to $16 million in increased paper costs. Postage for product distribution and direct mail solicitations is also a significant expense. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Under existing legislation, postal rates will remain stable until 2006 when rates are expected to increase. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

Incompatible financial systems limit the Company's ability to operate efficiently.

        PRIMEDIA is the result of numerous acquisitions since its inception in 1989. Many of the companies acquired had financial systems which were incompatible. Incompatible financial systems across PRIMEDIA had negatively impacted the Company's ability to more efficiently analyze data and respond to business opportunities on a timely basis. During the last few years, the Company has been engaged in upgrading its key financial systems, which are designed to make the financial reporting and analysis functions more efficient. To address management's concerns regarding the lack of compatible financial systems across the Company and the demands surrounding increased financial disclosure, the Company has installed an integrated enterprise-wide general ledger system across all business units. During 2004, the Company spent $910 to implement a significant upgrade to its consolidation and financial reporting system, and the Company combined its Enthusiast Media magazines general ledger/financial reporting operations into one location under one financial management which improves efficiency. In the second quarter of 2005, the Company completed the conversion to a new integrated billing/accounts receivable system across its Enthusiast Media magazines at a total cost of approximately $5,000. The Company recognizes that there are inherent risks in a system implementation and has taken reasonable steps to mitigate these risks.

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

Liquidity, Capital and Other Resources

        As of June 30, 2005, the Company had cash and unused credit facilities of $248,362, as further detailed below under "Financing Arrangements", compared to $330,761 as of December 31, 2004. The Company's asset sales and investment in organic growth have facilitated its strategy to become a more efficient and better focused company while strengthening its balance sheet and improving liquidity.

        The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and shares subject to mandatory redemption and other anticipated expenditures for the remainder of 2005. The Company has no significant required debt repayments until 2008.

Working Capital

        Consolidated working capital reflects certain industry working capital practices and accounting principles, including the recording of deferred revenue from subscriptions as a current liability as well as the expensing of certain advertising, editorial and product development costs as incurred. Consolidated working capital, which includes current maturities of long-term debt, was $16,147 at June 30, 2005 compared to a working capital deficiency of $152,659 at December 31, 2004. The primary driver of the improvement in working capital compared to December 31, 2004 are certain Business Information segment non-current assets which are classified as assets held for sale in accordance with SFAS 144 on the condensed consolidated balance sheet at June 30, 2005.

Cash Flow—2005 Compared to 2004

        Net cash used in operating activities increased $9,159 to $26,118 in 2005 from $16,959 in 2004. This change is primarily due to the replacement of the payment in-kind Series J Preferred Stock with a lower cost, cash-pay instrument as well as increased divestiture related payment.

        Net cash provided by investing activities increased $334,733 to $390,840 from $56,107 for the six months ended June 30, 2005 and 2004, respectively. Proceeds from the sale of businesses were $431,306 in 2005 compared to $70,277 in 2004. The driver of the 2005 business sale proceeds was the sale of About.com during the first quarter of 2005 for $410,000. Cash paid for acquired businesses increased to $26,961 in 2005 from $1,270 in 2004, primarily to the Consumer Guides segment acquisition of the assets of NHU Publishing LLC, a collection of new home guides, during the second quarter 2005. Net capital expenditures decreased slightly to $13,505 in 2005, compared to $13,574 in 2004. The Company expects capital spending in 2005 to remain consistent with 2004, however, any potential transaction related to the Company's Business Information segment would reduce the expected 2005 amount.

        Net cash provided by (used) in financing activities was ($370,037) in 2005 compared to $18,725 in 2004 predominantly due to the Company's redemption of its Series D and F Exchangeable Preferred Stock and a portion of its 7 5/8% Senior Notes during the second quarter 2005 as detailed below under "Financing Arrangements".

Free Cash Flow

        The following table presents the Company's Free Cash Flow for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net cash used in operating activities	$(30,724)	$14,541	$(26,118)	$(16,959)
Additions to property, equipment and other, net	(7,616)	(7,421)	(13,505)	(13,574)
Capital lease obligations	(624)	(1,456)	(2,697)	(4,278)

Free Cash Flow	$(38,964)	$5,664	$(42,320)	$(34,811)

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$54,484	$51,761	$68,740	$58,846

Cash interest paid on shares subject to mandatory redemption	$12,790	$15,510	$23,735	$26,455

Cash taxes paid, net of refunds received	$174	$—	$232	$102

Cash paid for severance, closures and restructuring related costs	$1,483	$3,438	$5,986	$7,775

        The Company's historical pattern is to have negative free cash flow in the first half of the year and positive free cash flow in the second half. Free cash flow in the quarter was negative $38,964 compared to positive $5,664 in the same period one year ago, primarily due to the timing related to compensation payments; the replacement of the payment in-kind Series J Preferred Stock with a lower cost, cash-pay instrument; and increased divestiture-related payments. Free cash flow for the six months ended June 30, 2005 was negative $42,320 versus negative $34,811 in the comparable period last year, primarily due to the replacement of the payment in-kind Series J Preferred Stock with a lower cost, cash-pay instrument; and increased divestiture-related payments. On May 11, 2005, the Company completed its redemption of certain preferred stock and debt which will positively affect free cash flow by over $27,000 on an annualized basis. The Company will not realize the full benefit of the reduced interest expense and preferred dividends in 2005.

Financing Arrangements

        On April 11, 2005, the Company called for redemption of all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of $167,487), all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of $95,333) and $80,000 aggregate principal amount of its 7 5/8% Senior Notes Due 2008. The redemption date in each case was May 11, 2005.

        The Series D Exchangeable Preferred Stock were redeemed at 101% of the liquidation preference thereof plus accrued but unpaid dividends, the Series F Exchangeable Preferred Stock were redeemed at par plus accrued but unpaid dividends and the 7 5/8% Senior Notes were redeemed at 101.271% of the principal amount plus accrued interest. As of June 30, 2005, the Company had the remaining $146,000 aggregate principal amount of the 7 5/8% Senior Notes outstanding.

        In connection with the redemption of the Series D and Series F Exchangeable Preferred Stock, the Company obtained the written consent of its bank lenders and repaid its outstanding term loans A and term loans B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000.

        In the second quarter of 2005, the Company recorded a loss of $6,289 in the other income (expense), net line on the accompanying condensed statements of consolidated operations for the three and six months ended June 30, 2005 in connection with these redemptions. This charge represents the write-off of unamortized deferred financing costs and the premiums paid on the Company's call for redemption for all of the outstanding shares of its $10.00 Series D Preferred Stock and its $9.20 Series F Preferred Stock and for $80 million of its 7 5/8% Senior Notes due 2008.

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

        Proceeds from sales of businesses and other investments, when received, were used to reduce revolving credit borrowings under the bank credit facilities agreement and the remaining proceeds were temporarily invested in cash and cash equivalents. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consisted of the following as of June 30, 2005:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities	$355,879	$47,143	$216,777	$99,000	$718,799
Borrowings Outstanding	(95,000)	(47,143)	(216,777)	(99,000)	(457,920)
Letters of Credit Outstanding	(20,202)	—	—	—	(20,202)

Unused Bank Commitments	$240,677	$—	$—	$—	$240,677

        With the exception of the term loans B and C, the amounts borrowed bear interest, at the Company's option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The term loan B bears interest at the base rate plus 1.75% or LIBOR plus 2.75%. The term loan C bears interest at the base rate plus 3.375% or LIBOR plus 4.375%. At June 30, 2005 and December 31, 2004, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 6.0% and 5.0%, respectively.

        Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first and second quarter of 2005, the Company's commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, the Company may pay amendment fees under its bank credit facilities.

        The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31 with the final reduction on June 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities are $19,771 in 2005, $59,313 in 2006, $118,626 in 2007 and a final reduction of $158,169 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $9,986 in 2005, $18,972 in 2006 and 2007, $11,116 in 2008 and $303,874 in 2009.

        The bank credit facilities agreement, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, issue stock, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company's common stock in excess of $75,000 in any given year.

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

Contractual Obligations

        There are no required significant debt repayments until 2008. The following are certain contractual obligations of the Company as of June 30, 2005:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,549,437	$18,972	$183,767	$481,003	$865,695
Interest on long-term debt obligations(1)	658,561	120,039	238,432	194,164	105,926
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	211,739	—	—	211,739	—
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	91,312	18,262	36,525	36,525	—
Capital lease obligations	6,297	2,850	2,049	959	439
Interest on capital lease obligations	849	391	326	117	15
Operating lease obligations(2)	221,304	42,633	71,699	38,202	68,770

Total Contractual Obligations	$2,739,499	$203,147	$532,798	$962,709	$1,040,845

(1)
Interest payments are based on the Company's projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)
Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $76,795 as of June 30, 2005.

        The Company currently has $95,000 of borrowings outstanding at June 30, 2005 under the revolving loan portion of the bank credit facilities. The bank credit facilities expire in 2009.

        The Company has other commitments in the form of letters of credit of $20,202 aggregate face value which expire on or before June 30, 2006.

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

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income for the three and twelve months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Twelve Months Ended June 30, 2005
EBITDA of the Restricted Group	$70,963	$290,418
EBITDA loss of the Unrestricted Group	(8,864)	(40,008)
Divestiture and other adjustments	(7,557)	(44,675)
Depreciation of property and equipment	(7,195)	(29,013)
Amortization of intangible assets and other	(2,400)	(17,185)
Non-cash compensation	(1,203)	(5,015)
Provision for severance, closures and restructuring related costs	(267)	(3,920)
Gain on the sales of businesses and other, net	—	1,002

Operating income	$43,477	$151,604

        The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended June 30, 2005	For the Twelve Months Ended June 30, 2005
Internet properties	$2,924	$9,524
Traditional turnaround and start-up properties	4,501	24,961
Related overhead and other charges	1,439	5,523

	$8,864	$40,008

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

        The calculation of the Company's leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group. At June 30, 2005, this leverage ratio was approximately 5.6 to 1.0.

Other Arrangements

        During 2002, the Company's Board of Directors authorized the exchange of up to $165,000 of the Company's Exchangeable Preferred Stock for common stock. As of June 30, 2005, the Company has exchanged $75,441 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $73,874) for 14,360,306 shares of common stock of the Company.

        In addition, the Company's Board of Directors authorized the exchange by the Company of up to $50,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase of the common stock issued in connection with the exchange transactions. As of June 30, 2005, the Company has exchanged $25,000 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $24,597) for 8,733,842 shares of common stock of the Company and subsequently repurchased all of the common stock issued in connection with such exchanges.

Contingencies

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

        During the first six months of 2005, there were no significant changes related to the Company's critical accounting policies and estimates as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs"

        In November 2004, the FASB issued SFAS 151, which is an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements upon adoption of this standard.

SFAS No. 123 (revised 2004)," Share-Based Payment"

        In December 2004, the FASB issued SFAS 123 (revised 2004) ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method or the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. The Company is planning to adopt SFAS 123(R) using the modified prospective method effective January 1, 2006, which will result in an increase in non-cash compensation expense. The Company is still evaluating the impact of the adoption of this standard on its consolidated financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29"

        In December 2004, the FASB issued SFAS 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3."

        In May 2005, the FASB issued SFAS 154, which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Impact of Inflation and Other Costs

        In 2004, the entire print media industry saw a rise in the cost of paper with additional increases occurring in the first six months of 2005 and expected thereafter, in 2005. In the first six months of 2005, paper costs were approximately 8% of the Company's total operating costs and expenses. The Company's paper expense increased approximately 2% during the first six months of 2005 as compared to the same period in 2004. The Company attributes the increase in paper expenses to previously announced paper price increases in 2005, partially offset by a decrease in the volume of paper used as a result of the smaller folio sizes of magazines and fewer bulk copies. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. There were no increases in postage rates in 2004 or the first six months of 2005. Under existing legislation postal rates will remain stable until 2006 when rates are expected to increase. The impact of inflation was immaterial during 2004 and through the first six months of 2005. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA's ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the first six months of 2005, there were no significant changes related to the Company's market risk exposure.

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

Changes in Internal Control Over Financial Reporting

        During the three month period ended June 30, 2005, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the first six months of 2005 the Company has taken corrective action with regard to certain significant deficiencies and control deficiencies. During the second quarter of 2005, the Company performed procedures regarding certain of the remediations to determine that the remediated controls are operating effectively. The Company plans to complete such procedures on the remaining remediated controls in the third and fourth quarters of 2005.

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS

(a)
Exhibits

3.1	Certificate of Incorporation of PRIMEDIA Business Magazines and Media Internet Inc.(*)
3.2	By-laws of PRIMEDIA Business Magazines and Media Internet Inc(*)
3.3	Certificate of Incorporation of PRIMEDIA Business Magazines and Media Publications Inc(*)
3.4	By-laws of PRIMEDIA Business Magazines and Media Publications Inc(*)
10.2
Consent Dated as of April 8, 2005 under the Credit Agreement dated as of June 10, 2001, as amended, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York and the Bank of Nova Scotia, as Co-Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent(1)
10.2
Consent Dated as of April 8, 2005 under the Credit Agreement dated as of May 14, 2004 among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent(1)
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

(*)
Filed herewith.

(1)
Incorporated by reference to PRIMEDIA Inc.'s Current Report on Form 8-K, filed April 13, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc. (Registrant)
Date: August 9, 2005	/s/ KELLY P. CONLIN (Signature) Chief Executive Officer and President (Principal Executive Officer)
Date: August 9, 2005	/s/ MATTHEW A. FLYNN (Signature) Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2005	/s/ ROBERT J. SFORZO (Signature) Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

QuickLinks

PRIMEDIA Inc. INDEX
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED) (dollars in thousands, except share and per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED) (dollars in thousands, except share and per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED) (dollars in thousands)
PRIMEDIA Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (dollars in thousands, except share and per share amounts)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2005 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Six Months Ended June 30, 2005 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS For the Six Months Ended June 30, 2005 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET December 31, 2004 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS For the Six Months Ended June 30, 2004 (dollars in thousands)
PRIMEDIA INC. AND SUBSIDIARIES CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS For the Six Months Ended June 30, 2004 (dollars in thousands)
SIGNATURES