Form 10-Q
period 2005-09-30
PRIMEDIA INC
filed 2005-11-10
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes  ☒   No  ☐

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of October 31, 2005: 262,503,865

PRIMEDIA Inc.

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$454,744	$13,000
Accounts receivable, net	142,802	179,005
Inventories	17,157	22,696
Prepaid expenses and other	27,810	29,423
Assets held for sale	—	40,274
Total current assets	642,513	284,398
Property and equipment (net of accumulated depreciation and amortization of $221,727 in 2005 and $274,830 in 2004)	62,938	79,806
Other intangible assets, net	212,015	242,884
Goodwill	789,074	902,579
Other non-current assets	38,648	49,381
Total Assets	$1,745,188	$1,559,048
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$50,053	$84,732
Accrued expenses and other	149,641	143,112
Deferred revenues	136,130	157,314
Current maturities of long-term debt	153,788	24,919
Shares subject to mandatory redemption	211,739	—
Liabilities of businesses held for sale	—	26,980
Total current liabilities	701,351	437,057
Long-term debt	1,443,824	1,635,964
Shares subject to mandatory redemption	—	474,559
Deferred revenues	14,878	17,093
Deferred income taxes	83,555	75,172
Other non-current liabilities	59,823	64,023
Total Liabilities	2,303,431	2,703,868
Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at September 30, 2005 and December 31, 2004 and 271,582,607 shares and 270,893,102 shares issued at September 30, 2005 and December 31, 2004, respectively)	2,716	2,709
Additional paid-in capital (including warrants of $31,690 at September 30, 2005 and December 31, 2004)	2,362,902	2,354,778
Accumulated deficit	(2,847,984)	(3,426,263)
Accumulated other comprehensive loss	—	(167)
Common stock in treasury, at cost (8,442,409 shares at September 30, 2005 and December 31, 2004)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(558,243)	(1,144,820)
Total Liabilities and Shareholders’ Deficiency	$1,745,188	$1,559,048

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2005	2004
Revenues, net:
Advertising	$164,671	$164,942
Circulation	62,066	65,478
Other	43,171	35,858
Total revenues, net	269,908	266,278
Operating costs and expenses:
Cost of goods sold	63,513	59,519
Marketing and selling	50,996	52,355
Distribution, circulation and fulfillment	51,038	46,437
Editorial	21,447	20,037
Other general expenses	31,681	28,961
Corporate administrative expenses (including non-cash compensation of $4,070 and $1,344 in 2005 and 2004, respectively)	10,362	8,800
Depreciation of property and equipment	7,402	7,246
Amortization of intangible assets and other	2,688	3,215
Provision for severance, closures and restructuring related costs	256	1,988
Gain on sale of businesses and other, net	(80)	(293)
Operating income	30,605	38,013
Other income (expense):
Interest expense	(32,511)	(32,322)
Interest on shares subject to mandatory redemption	(4,566)	(10,945)
Amortization of deferred financing costs	(1,042)	(1,334)
Other income (expense), net	(2,907)	685
Loss from continuing operations before income tax expense	(10,421)	(5,903)
Provision for income taxes	(4,346)	(4,326)
Loss from continuing operations	(14,767)	(10,229)
Discontinued operations (including gain on sale of businesses, net of $219,037 and $999 in 2005 and 2004, net of tax, respectively)	222,521	18,969
Net income	207,754	8,740
Preferred stock dividends	—	(2,551)
Income applicable to common shareholders	$207,754	$6,189
Basic and diluted income (loss) per common share:
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	0.85	0.07
Income applicable to common shareholders	$0.79	$0.02
Basic and diluted common shares outstanding	263,122,384	260,446,328

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2005	2004
Revenues, net:
Advertising	$492,260	$484,320
Circulation	183,005	192,816
Other	123,078	105,409
Total revenues, net	798,343	782,545
Operating costs and expenses:
Cost of goods sold	176,830	169,285
Marketing and selling	153,539	151,040
Distribution, circulation and fulfillment	150,781	142,865
Editorial	62,293	57,986
Other general expenses	97,439	91,450
Corporate administrative expenses (including non-cash compensation of $6,474 and $4,830 in 2005 and 2004, respectively)	26,405	26,923
Depreciation of property and equipment	21,239	21,069
Amortization of intangible assets and other	7,416	9,973
Severance related to separated senior executives	—	658
Provision for severance, closures and restructuring related costs	1,556	7,622
Provision for unclaimed property	—	3,862
Gain on sale of businesses and other, net	(80)	(256)
Operating income	100,925	100,068
Other income (expense):
Provision for impairment of investments	—	(804)
Interest expense	(98,482)	(90,402)
Interest on shares subject to mandatory redemption	(21,920)	(32,835)
Amortization of deferred financing costs	(3,560)	(3,653)
Other income (expense), net	(7,088)	826
Loss from continuing operations before income tax expense	(30,125)	(26,800)
Provision for income taxes	(10,496)	(12,916)
Loss from continuing operations	(40,621)	(39,716)
Discontinued operations (including gain on sale of businesses, net of $601,499 and $43,286 in 2005 and 2004, net of tax, respectively)	618,900	61,681
Net income	578,279	21,965
Preferred stock dividends	—	(13,505)
Income applicable to common shareholders	$578,279	$8,460
Basic and diluted income (loss) per common share:
Continuing operations	$(0.15)	$(0.21)
Discontinued operations	2.35	0.24
Income applicable to common shareholders	$2.20	$0.03
Basic and diluted common shares outstanding	262,919,067	260,232,692

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$578,279	$21,965
Adjustments to reconcile net income to net cash provided by operating activities	(536,705)	11,333
Changes in operating assets and liabilities	(36,936)	3,034
Net cash provided by operating activities	4,638	36,332
Investing activities:
Additions to property, equipment and other, net	(21,681)	(23,500)
Proceeds from sales of businesses and other	816,502	70,277
Payments for businesses acquired, net of cash acquired	(27,830)	(1,358)
Proceeds from sale of other investments	—	17,399
Net cash provided by investing activities	766,991	62,818
Financing activities:
Borrowings under credit agreements	979,709	386,700
Repayments of borrowings under credit agreements	(960,616)	(461,700)
Payments for repurchase of senior notes	(81,017)	—
Proceeds from issuance of senior notes	—	175,000
Proceeds from issuances of common stock, net	1,657	1,028
Redemption of Series D and F Exchangeable Preferred Stock	(264,494)	—
Redemption of Series J Convertible Preferred Stock	—	(178,038)
Deferred financing costs paid	(832)	(5,686)
Capital lease obligations	(4,141)	(4,920)
Other	(151)	(186)
Net cash used in financing activities	(329,885)	(87,802)
Increase in cash and cash equivalents	441,744	11,348
Cash and cash equivalents, beginning of period	13,000	8,685
Cash and cash equivalents, end of period	$454,744	$20,033
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$82,997	$69,287
Cash interest paid on shares subject to mandatory redemption	$26,457	$32,835
Cash taxes paid, net of refunds received	$4,280	$171
Cash paid for severence, closures and restructuring related costs	$7,869	$11,721
Non-cash activities:
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$—	$13,152

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company.” In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2005 and December 31, 2004; the consolidated results of operations of the Company for the three and nine month periods ended September 30, 2005 and 2004, and consolidated cash flows of the Company for the nine months ended September 30, 2005 and 2004, the adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the three and nine month periods ended September 30, 2005.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications and settlements made on or after January 1, 2003. As a result of the adoption of SFAS 123, the Company recorded a non-cash compensation charge of $3,331 and $604, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan, for the three months ended September 30, 2005 and 2004, respectively, and $4,483 and $1,972 for the nine months ended September 30, 2005 and 2004, respectively.

The following table illustrates the effect on net income applicable to common shareholders and basic and diluted income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net income applicable to common shareholders	$207,754	$6,189	$578,279	$8,460
Add: Stock-based employee compensation expense included in reported net income applicable to common shareholders	3,331	604	4,483	2,147
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,437)	(3,015)	(7,908)	(9,453)
Pro forma net income applicable to common shareholders	$206,648	$3,778	$574,854	$1,154
Per Common Share:
Reported basic and diluted income	$0.79	$0.02	$2.20	$0.03
Pro forma basic and diluted income	$0.79	$0.01	$2.19	$0.00

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. For the three months ended September 30, 2005 and 2004, respectively, the following weighted-average assumptions were used: risk-free interest rates of 4.08% and 2.97%; dividend yield of 0.0%; volatility factors of the expected market price of the Company’s common stock of 67.00% and 82.00%, and a weighted-average expected life of the options of three years. For the nine months ended September 30, 2005 and 2004, respectively, the following weighted-average assumptions were used: risk-free interest rates of 3.77% and 2.85%; dividend yield of 0.00%; volatility factors of the expected market price of the Company’s common stock of 72.00% and 84.00%, and a weighted-average expected life of the options of three years. The estimated fair value of options granted during the three months ended September 30, 2005 and 2004 was $39 and $88, respectively, and $776 and $406 during the nine months ended September 30, 2005 and 2004, respectively.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”). Upon the effective date, SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. See the Recent Accounting Pronouncements section below for further discussion.

Recent Accounting Pronouncements

SFAS 151, “Inventory Costs”

In November 2004, the FASB issued SFAS 151, which is an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS 123 (revised 2004), “Share-Based Payment”

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

SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”

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

SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”

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

EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”

In June 2005, the EITF reached a consensus on EITF No. 05-6, which was modified in September 2005. EITF 05-6 provides guidance on whether a lease term should be reevaluated at the time of a purchase business combination and whether the amortization period for acquired leasehold improvements should be reevaluated by the acquiring entity in a business combination. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2.   Divestitures

The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company’s borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York and The Bank of Nova Scotia, as agents (the “bank credit facilities”). The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations for the nine months ended September 30, 2004. Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen and its companion teen properties, resulting in a payment to the purchaser of $3,379 in January 2004.

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

In August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company does not have significant continuing involvement in the operations and the Company’s share of associated cash flows is not significant. Additionally, American Demographics was sold in November 2004. The operating results of these properties have been reclassified as discontinued operations for all periods presented.

In September 2004, the Company announced that it was exploring the sale of its Workplace Learning division, excluding Interactive Medical Network (“IMN”). Workplace Learning was part of the Education segment (formerly known as the Education and Training segment) which was renamed to reflect the classification of Workplace Learning as a discontinued operation. On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. Proceeds from the sale were approximately $21,300, subject to standard post-closing adjustments and the Company recorded a net gain of approximately $18,700 in discontinued operations in 2005. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, resulting in a loss in carrying value of $15,100. The operating results of Workplace Learning, excluding IMN, have been reclassified as discontinued operations for all periods presented.

In December 2004, the Company discontinued the operations of six magazines in the Enthusiast Media segment. Their operating results have been classified as discontinued operations for all periods presented.

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Gross proceeds from the sale of approximately $410,000 were used to reduce the Company’s borrowings under its revolving bank credit facility and for general corporate purposes. The Company recorded a net gain on the sale of About.com of $379,078 included in discontinued operations in 2005.

On September 30, 2005, the Company sold its Business Information Segment, excluding Ward’s Automotive Group (“Ward’s”) which has been transferred to the Enthusiast Media Segment, for $385,000, resulting in a net gain of approximately $218,998. The operating results of the Business Information segment, excluding Ward’s, have been classified as discontinued operations for all periods presented. The operations of Ward’s have been included in the Enthusiast Media segment.

In the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. Their operating results have been classified as discontinued operations for all periods presented.

Total revenues, net, and income before provision for income taxes included in discontinued operations for the three and nine months ended September 30, 2005 and 2004 on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues, net	$47,718	$67,861	$180,980	$255,672
Income before provision for income taxes (including gain on sale of businesses, net)	$219,947	$18,973	$616,827	$62,013

3.   Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	September 30,	December 31,
	2005	2004
Accounts receivable	$154,547	$192,126
Allowance for doubtful accounts	(8,787)	(10,526)
Allowance for returns and rebates	(2,958)	(2,595)
	$142,802	$179,005

4.   Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$11,192	$15,097
Work in process	129	98
Finished goods	5,836	7,501
	$17,157	$22,696

5.   Goodwill, Other Intangible Assets and Other

In accordance with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as the annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the nine months ended September 30, 2005 and 2004, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

Historically, the Company did not need a valuation allowance for the portion of the tax effect of net operating losses equal to the amount of deferred tax liabilities related to tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. For the three months ended September 30, 2005 and 2004, income tax expense primarily consisted of deferred income taxes of $4,283 and $4,251, respectively, and for the nine months ended September 30, 2005 and 2004, $10,274 and $12,723, respectively. The Company expects that it will record a total of approximately $4,000 to increase deferred tax liabilities during the remaining three months of 2005.

In April 2005, the Consumer Guides segment acquired the assets of a collection of new home guides for $15,800 in cash and $619 in assumed liabilities. This acquisition made New Home Guide the largest publisher of new home advertising guides in the industry. The purchase price and its allocation is subject to routine post-closing adjustments. The Company allocated the purchase price of the acquisition to the following asset classes:

Asset Class	Amortization Period	Amount Allocated
Goodwill	—	$9,007
Non-Compete Agreements	5 years	382
Advertiser Lists	10 years	5,791
Other	—	1,239
Total		$16,419

In addition, the Company acquired the net assets of certain other smaller consumer guides and enthusiast media related businesses for $9,934 in cash during the first nine months of 2005. The results of operations of all of these acquisitions did not have a material impact on the Company’s results of operations for the three and nine months of September 30, 2005.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Total
Balance as of January 1, 2005	$688,911	$96,001	$117,667	$902,579
Inter-segment transfers(1)	3,805	—	(3,805)	—
Goodwill acquired related to the acquisition of businesses	380	15,407	38	15,825
Goodwill related to the sale of businesses	(15,430)	—	(113,900)	(129,330)
Balance as of September 30, 2005	$677,666	$111,408	$—	$789,074

(1)          Represents goodwill allocated to the Ward’s business which was transferred to the Enthusiast Media segment.

Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		September 30, 2005			December 31, 2004
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	—	$—	$—	$—	$20,449	$20,449	$—
Membership, subscriber and customer lists	2-20	184,683	171,144	13,539	290,917	268,021	22,896
Non-compete agreements	1-10	91,086	90,305	781	136,226	135,042	1,184
Trademark license agreements	2-15	328	290	38	2,984	2,917	67
Copyrights	3-20	3,325	3,070	255	17,940	17,344	596
Databases	2-12	814	752	62	9,334	9,000	334
Advertiser lists	5-20	94,106	78,914	15,192	135,978	126,687	9,291
Distribution agreements	—	10,410	10,410	—	10,410	10,410	—
Other	1-5	917	506	411	9,804	9,804	—
		$385,669	$355,391	$30,278	$634,042	$599,674	$34,368

Intangible assets not subject to amortization had a carrying value of $181,737 and $208,516 at September 30, 2005 and December 31, 2004, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $2,323 and $2,861 for the three months ended September 30, 2005 and 2004, respectively, and $6,356 and $9,080 for the nine months ended September 30, 2005 and 2004, respectively. Amortization of deferred wiring costs of $365 and $354 for the three months ended September 30, 2005 and 2004, respectively, and $1,060 and $893 for the nine months ended September 30, 2005 and 2004, respectively, have also been included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At September 30, 2005, estimated future amortization expenses of other intangible assets still subject to amortization, excluding deferred wiring costs, are as follows: approximately $2,000 for the remaining three months of 2005 and approximately $7,000, $6,000, $5,000 and $4,000 for 2006, 2007, 2008 and 2009, respectively.

6.   Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2005	2004
Payroll, commissions and related employee benefits	$32,344	$41,143
Rent and lease liabilities	5,579	7,781
Retail display costs and allowances	11,575	14,620
Royalties	1,996	2,273
Circulation costs	7,008	6,531
Professional fees	4,505	4,288
Taxes	19,637	12,843
Deferred purchase price	2,250	565
Interest payable	33,310	17,549
Interest payable on shares subject to mandatory redemption	4,567	10,947
Other	26,870	24,572
	$149,641	$143,112

7.   Long-term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
Borrowings under bank credit facilities	$500,000	$480,406
7 5/8% Senior Notes Due 2008	145,847	225,581
8 7/8% Senior Notes Due 2011	470,852	470,390
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000
	1,591,699	1,651,377
Obligation under capital leases and other	5,913	9,506
	1,597,612	1,660,883
Less: Current maturities of long-term debt	153,788	24,919
	$1,443,824	$1,635,964

Upon redemption of the Series D and Series F Exchangeable Preferred Stock on May 11, 2005 (see Note 8), the Company repaid its outstanding term loan A and term loan B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000. In addition, on May 11, 2005 the Company redeemed $80,000 aggregate principal amount of its 7 5/8% Senior Notes Due 2008. The 7 5/8% Senior Notes were redeemed at 101.271% of the principal amount plus accrued interest. As a result, the Company recorded a loss of $1,940 in the other income (expense), net line on the accompanying condensed statements of consolidated operations for the nine months ended September 30, 2005, related to the premium paid on the redemption as well as the write-off of unamortized deferred financing costs and bond discount.

The Company applied the net proceeds from the sale of its Business Information segment, and a portion of the new term loan B to prepay $47,143 of outstanding term loan A commitments, $216,777 of term loan B commitments and $99,000 of term loan C commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility. In addition, the Company permanently reduced its total revolving loan commitments in an aggregate principal amount of $79,084. The company recorded a loss of $3,201 in the other income (expense), net line on the accompanying condensed statements of consolidated operations for the three and nine months ended September 30, 2005 related to the write-off of unamortized deferred financing costs.

On September 30, 2005, the Company entered into a new $500,000 term loan B credit facility with a maturity date of September 30, 2013. The new term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. The purpose of this borrowing was to provide the ability to redeem the Company’s Series H Convertible Preferred Stock and all of its outstanding 7 5/8% Senior Notes due 2008.

On September 30, 2005, the Company called for redemption of all of its outstanding 7 5/8% Senior Notes due 2008. The redemption date was October 31, 2005. The notes are included in current maturities of long-term debt on the condensed consolidated balance sheet as of September 30, 2005.

Under the most restrictive covenants as defined in the bank credit facilities agreement, as amended on September 30, 2005, the Company must maintain a minimum interest coverage ratio, as defined, of 1.75 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined in the bank credit facilities, is 6.25 to 1 and decreases to 6.00 to 1 on October 1, 2007. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year.

8.   Shares Subject to Mandatory Redemption (the Company’s Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

Shares subject to mandatory redemption consist of the following:

	September 30,	December 31,
	2005	2004
$8.625 Series H Exchangeable Preferred Stock ($.01 par value, 2,500,000 shares authorized and 2,117,391 shares issued and outstanding at September 30, 2005 and December 31, 2004)	$211,739	$211,739
$10.00 Series D Exchangeable Preferred Stock ($.01 par value, 2,000,000 shares authorized and 1,674,867 shares issued and outstanding at December 31, 2004)	—	167,487
$9.20 Series F Exchangeable Preferred Stock ($.01 par value, 1,250,000 shares authorized and 953,328 shares issued and outstanding at December 31, 2004)	—	95,333
	$211,739	$474,559

On May 11, 2005, the Company redeemed all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of $167,487) and all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of $95,333). The Series D Exchangeable Preferred Stock was called at 101% of the liquidation preference thereof plus accrued but unpaid dividends and, the Series F Exchangeable Preferred Stock was called at par plus accrued but unpaid dividends.

In the second quarter of 2005, the Company recorded a loss of $4,349 in the other income (expense), net line on the accompanying condensed statements of consolidated operations in connection with these preferred stock redemptions. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series D preferred shares.

On September 30, 2005, the Company called for the redemption of all of its outstanding shares of $8.625 Series H Exchangeable Preferred Stock (with an aggregate liquidation preference of $211,739). The Preferred Stock was called at 101.4% of the liquidation preference thereof plus accrued but unpaid dividends. The redemption was completed on October 31, 2005. The outstanding shares are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2005.

9.   Common Stock and Related Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

Range of Exercise Prices	Number Outstanding at 9/30/05	Number Exercisable at 9/30/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$ 0.08 - $ 1.96	492,836	367,616	6	$1.85	$1.85
$ 2.02 - $ 2.98	1,392,681	532,366	4	2.78	2.70
$ 3.09 - $ 3.80	2,263,625	544,344	6	3.15	3.10
$ 4.00 - $ 5.00	7,287,375	6,109,125	5	4.71	4.74
$ 6.00 - $ 9.83	3,313,969	2,404,188	6	6.53	6.71
$10.13 - $19.81	7,303,204	7,303,204	4	13.20	13.20
$20.93 - $35.38	50,095	49,803	5	25.81	25.84
Total	22,103,785	17,310,646	5	$7.49	$8.47

In the second quarter of 2005, the company granted four board members an aggregated total of 200,000 options to purchase shares of the company’s common stock. The exercise price of these stock options is $3.77. These options vest ratably over a three-year period following the date of grant.

10.   Non-Cash Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restricted stock(1)	$739	$740	$1,991	$2,683
Stock Based Compensation (SFAS 123)(2)	3,331	604	4,483	1,972
Amortization of the intrinsic value of unvested “in-the-money” options issued in connection with the About acquisition(3)	—	—	—	175
Total	$4,070	$1,344	$6,474	$4,830

(1)          The Company recognized $739 and $740 for the three months ended September 30, 2005 and 2004, respectively, and $1,991 and $2,683 for the nine months ended September 30, 2005 and 2004, respectively, of non-cash compensation charges related to the Company’s grants of shares of restricted common stock to certain executives during 2003, 2004 and 2005, as well as grants of shares of restricted common stock to certain employees in 2003 and 2004 in exchange for their options in the Company’s Internet subsidiaries. These grants are being expensed ratably over their related vesting periods.

(2)          In accordance with SFAS 123, the Company recorded a non-cash compensation charge of $3,331 and $604 for the three months ended September 30, 2005 and 2004, respectively, and $4,483 and $1,972 for the nine months ended September 30, 2005 and 2004, respectively, relating to stock options and the PRIMEDIA Employee Stock Purchase Plan.

(3)          In connection with the acquisition of About in 2001, the Company recorded a charge of $175 related to the amortization of the intrinsic value of unvested “in the money” options for the nine months ended September 30, 2004. As of March 31, 2004 these options were fully vested.

11.   Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

During the nine months ended September 30, 2004, the Company finalized and recorded $658 of severance related to the separation of the former Interim Chief Executive Officer and President and the former Chief Executive Officer.

Provision for Severance, Closures and Restructuring Related Costs

Through the third quarter of 2005, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

Details of the initiatives implemented and the payments made in furtherance of these plans during the nine months ended September 30, 2005 and 2004 are presented in the following tables:

	Liability as of January 1, 2005		Net Provision for the Nine Months Ended September 30, 2005		Payments during the Nine Months Ended September 30, 2005	Liability as of September 30, 2005
Severance and closures:
Employee-related termination costs	$1,501		$1,489		$(2,387)	$603
Termination of leases related to office closures	34,450		67		(4,262)	30,255
Total severance and closures	$35,951	(1)	$1,556	(2)	$(6,649)	$30,858

	Liability as of January 1, 2004		Net Provision for the Nine Months Ended September 30, 2004		Payments during the Nine Months Ended September 30, 2004	Liability as of September 30, 2004
Severance and closures:
Employee-related termination costs	$4,433		$1,373		$(3,614)	$2,192
Termination of leases related to office closures	35,230		6,249		(5,478)	36,001
Total severance and closures.	$39,663	(1)	$7,622	(2)	$(9,092)	$38,193

(1)          Reduced for liabilities relating to discontinued operations totaling $1,875 and $4,140 at January 1, 2005 and 2004, respectively.

(2)          Adjusted to exclude net provisions related to discontinued operations totaling $26 and $1,584 for the nine months ended September 30, 2005 and 2004, respectively.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. To reduce the lease related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of these plans, the Company has closed and consolidated 23 office locations and has notified a total of 2,077 individuals that they would be terminated under these plans. As of September 30, 2005, 2,076 of these individuals have been terminated.

Liabilities of $4,477 and $7,501 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively. Liabilities of $26,381 and $28,450 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

For purposes of the Company’s bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is excluded from the Company’s calculation of consolidated EBITDA.

12.   Provision for Unclaimed Property

Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded an estimated provision for unclaimed property of $3,862, relating to continuing operations, plus $1,638 relating to operations subsequently classified as discontinued operations in the nine months ended September 30, 2004. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the estimated results of operations for 2004 considered material.

The Company has entered the next phase of the assessment whereby the consultant is assisting in negotiating settlements under voluntary disclosure agreements with the relevant states, the most significant of which was settled in October 2005, with no additional provision required.

13.   Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$207,754	$8,740	$578,279	$21,965
Other comprehensive income (loss):
Foreign currency translation adjustments	—	13	—	(3)
Total comprehensive income	$207,754	$8,753	$578,279	$21,962

14.   Income per Common Share

Income per common share for the three and nine months ended September 30, 2005 and 2004 has been determined based on net income applicable to common shareholders, divided by the weighted average number of common shares outstanding for all periods presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants at September 30, 2005 and 2004, and 22,103,785 and 26,390,565 stock options at September 30, 2005 and 2004, respectively. These securities were not included in the computation of diluted income per share because the effect of their inclusion would be antidilutive.

15.   Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the condensed consolidated financial statements of the Company.

16.   Business Segment Information

The Company’s products compete primarily in the United States, in three principal segments: Enthusiast Media, Consumer Guides and Education. PRIMEDIA believes that this structure better aligns its businesses to provide a clearer sense of its strategic focus and operating performance.

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company’s consumer magazine brands, their related Web sites, events, licensing and merchandising.

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

The following information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

Information regarding the operations of the Company by business segment is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net:
Enthusiast Media	$177,668	$181,452	$513,917	$521,841
Consumer Guides	81,310	71,738	236,428	214,209
Education	10,996	13,198	48,232	46,953
Intersegment Eliminations	(66)	(110)	(234)	(458)
Total	$269,908	$266,278	$798,343	$782,545
Segment EBITDA(1):
Enthusiast Media	$36,149	$40,012	$101,284	$108,808
Consumer Guides	17,791	19,747	53,947	59,901
Education	(2,697)	(778)	2,265	1,332
Corporate Overhead	(6,302)	(7,468)	(19,966)	(22,215)
Total	$44,941	$51,513	$137,530	$147,826
Depreciation, amortization and other charges(2):
Enthusiast Media	$4,503	$4,581	$14,451	$20,275
Consumer Guides	3,136	2,729	8,390	8,480
Education	2,141	2,260	6,108	7,243
Corporate	4,556	3,930	7,656	11,760
Total	$14,336	$13,500	$36,605	$47,758
Operating income (loss):
Enthusiast Media	$31,646	$35,431	$86,833	$88,533
Consumer Guides	14,655	17,018	45,557	51,421
Education	(4,838)	(3,038)	(3,843)	(5,911)
Corporate	(10,858)	(11,398)	(27,622)	(33,975)
Total	30,605	38,013	100,925	100,068
Other income (expense):
Provision for impairment of investments	—	—	—	(804)
Interest expense	(32,511)	(32,322)	(98,482)	(90,402)
Interest on shares subject to mandatory redemption	(4,566)	(10,945)	(21,920)	(32,835)
Amortization of deferred financing costs	(1,042)	(1,334)	(3,560)	(3,653)
Other income (expense), net	(2,907)	685	(7,088)	826
Loss from continuing operations before provision for income taxes	(10,421)	(5,903)	(30,125)	(26,800)
Provision for income taxes	(4,346)	(4,326)	(10,496)	(12,916)
Loss from continuing operations	(14,767)	(10,229)	(40,621)	(39,716)
Discontinued operations(3)	222,521	18,969	618,900	61,681
Net income	$207,754	$8,740	$578,279	$21,965

(1)           Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles in the United States of America), as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’

performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)           Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and gain on sale of business and other, net.

(3)           Discontinued operations include a gain on sale of businesses, net of $219,037 and $999 for the three months ended September 30, 2005 and 2004, respectively, and $601,499 and $43,286 for the nine months ended September 30, 2005 and 2004, respectively.

17.   Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of September 30, 2005 and December 31, 2004 and for the nine months ended September 30, 2005 and 2004 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the nine months ended September 30, 2005, there have been no reclassifications between restricted and unrestricted subsidiaries.

The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management’s best estimates which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The non-guarantor subsidiaries results of operations include: Internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed, by the Company, at what the Company believes are prevailing market rates. All intercompany related activities are eliminated in consolidation.

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
September 30, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$451,184	$3,513	$47	$—	$454,744
Accounts receivable, net	—	136,017	6,785	—	142,802
Intercompany receivables	—	—	—	—	—
Inventories	—	16,575	582	—	17,157
Prepaid expenses and other	3,710	16,186	7,914	—	27,810
Total current assets	454,894	172,291	15,328	—	642,513
Property and equipment, net	3,775	48,687	10,476	—	62,938
Investment in and advances to subsidiaries	328,985	—	—	(328,985)	—
Other intangible assets, net	—	202,166	9,849	—	212,015
Goodwill	—	756,625	32,449	—	789,074
Other non-current assets	6,257	31,298	1,093	—	38,648
Total Assets	$793,911	$1,211,067	$69,195	$(328,985)	$1,745,188
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,451	$47,229	$1,373	$—	$50,053
Intercompany payables	(663,098)	(674,851)	1,337,949	—	—
Accrued expenses and other	74,991	68,666	5,984	—	149,641
Deferred revenues	1,738	128,970	5,422	—	136,130
Current maturities of long-term debt	151,676	2,096	16	—	153,788
Shares subject to mandatory redemption	211,739	—	—	—	211,739
Total current liabilities	(221,503)	(427,890)	1,350,744	—	701,351
Long-term debt	1,440,990	2,749	85	—	1,443,824
Intercompany notes payable	—	2,568,599	—	(2,568,599)	—
Deferred revenues	14,875	3	—	—	14,878
Deferred income taxes	83,555	—	—	—	83,555
Other non-current liabilities	34,237	24,898	688	—	59,823
Total Liabilities	1,352,154	2,168,359	1,351,517	(2,568,599)	2,303,431
Shareholders’ Deficiency:
Common stock	2,716	—	—	—	2,716
Additional paid-in capital	2,362,902	—	—	—	2,362,902
Accumulated deficit	(2,847,984)	(957,292)	(1,282,322)	2,239,614	(2,847,984)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total shareholders’ deficiency	(558,243)	(957,292)	(1,282,322)	2,239,614	(558,243)
Total Liabilities and Shareholders’ Deficiency	$793,911	$1,211,067	$69,195	$(328,985)	$1,745,188

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)
For the Nine Months Ended September 30, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$696,542	$114,374	$(12,573)	$798,343
Operating costs and expenses:
Cost of goods sold	—	169,916	6,914	—	176,830
Marketing and selling	—	139,210	14,329	—	153,539
Distribution, circulation and fulfillment	—	99,503	51,278	—	150,781
Editorial	—	55,971	6,322	—	62,293
Other general expenses	36	49,004	60,972	(12,573)	97,439
Corporate administrative expenses	22,262	135	4,008	—	26,405
Depreciation of property and equipment	1,986	14,294	4,959	—	21,239
Amortization of intangible assets and other	—	7,192	224	—	7,416
Provision for severance, closures and restructuring related costs	(669)	2,126	99	—	1,556
Gain on sale of businesses and other, net	—	(80)	—	—	(80)
Operating income (loss)	(23,615)	159,271	(34,731)	—	100,925
Other income (expense):
Interest expense	(97,245)	(1,185)	(52)	—	(98,482)
Interest on shares subject to mandatory redemption	(21,920)	—	—	—	(21,920)
Amortization of deferred financing costs	(669)	(2,675)	(216)	—	(3,560)
Equity in losses of subsidiaries	621,757	—	—	(621,757)	—
Intercompany management fees and interest	111,424	(103,582)	(7,842)	—	—
Other expense, net	(3,607)	(3,413)	(68)	—	(7,088)
Income (loss) from continuing operations before income taxes	586,125	48,416	(42,909)	(621,757)	(30,125)
Provision for income taxes	(10,275)	(213)	(8)	—	(10,496)
Income (loss) from continuing operations	575,850	48,203	(42,917)	(621,757)	(40,621)
Discontinued operations	2,429	616,011	460	—	618,900
Net income (loss)	$578,279	$664,214	$(42,457)	$(621,757)	$578,279

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$578,279	$664,214	$(42,457)	$(621,757)	$578,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(709,600)	(459,096)	10,234	621,757	(536,705)
Changes in operating assets and liabilities	(5,915)	(25,368)	(5,653)	—	(36,936)
Net cash provided by (used in) operating activities	(137,236)	179,750	(37,876)	—	4,638
Investing activities:
Additions to property, equipment and other, net	(145)	(15,901)	(5,635)	—	(21,681)
Proceeds from sales of businesses and other	—	795,098	21,404	—	816,502
Payments for businesses acquired, net of cash acquired	—	(24,027)	(3,803)	—	(27,830)
Net cash provided by (used in) investing activities	(145)	755,170	11,966	—	766,991
Financing activities:
Intercompany activity	911,543	(937,654)	26,111	—	—
Borrowings under credit agreements	979,709	—	—	—	979,709
Repayments of borrowings under credit agreements	(960,616)	—	—	—	(960,616)
Payments for repurchase of Senior Notes	(81,017)	—	—	—	(81,017)
Proceeds from issuances of common stock, net	1,657	—	—	—	1,657
Redemption of Series D and F Exchangeable Preferred Stock	(264,494)	—	—	—	(264,494)
Deferred financing costs paid	(549)	(266)	(17)	—	(832)
Capital lease obligations	(1,163)	(2,816)	(162)	—	(4,141)
Other	—	(151)	—	—	(151)
Net cash provided by (used in) financing activities	585,070	(940,887)	25,932	—	(329,885)
Increase (decrease) in cash and cash equivalents	447,689	(5,967)	22	—	441,744
Cash and cash equivalents, beginning of period	3,495	9,480	25	—	13,000
Cash and cash equivalents, end of period	$451,184	$3,513	$47	$—	$454,744

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$3,495	$9,480	$25	$—	$13,000
Accounts receivable, net	—	171,143	7,862	—	179,005
Inventories	—	22,553	143	—	22,696
Prepaid expenses and other	4,851	20,535	4,037	—	29,423
Assets held for sale	—	—	40,274	—	40,274
Total current assets	8,346	223,711	52,341	—	284,398
Property and equipment, net	5,613	64,731	9,462	—	79,806
Investment in and advances to subsidiaries	713,005	—	—	(713,005)	—
Other intangible assets, net	—	242,389	495	—	242,884
Goodwill	—	886,534	16,045	—	902,579
Other non-current assets	9,322	36,138	3,921	—	49,381
Total Assets	$736,286	$1,453,503	$82,264	$(713,005)	$1,559,048
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$13,036	$68,708	$2,988	$—	$84,732
Intercompany payables	(441,488)	(554,146)	995,634	—	—
Accrued expenses and other	56,726	83,128	3,258	—	143,112
Deferred revenues	1,738	147,397	8,179	—	157,314
Current maturities of long-term debt	22,221	2,648	50	—	24,919
Liabilities of businesses held for sale	—	—	26,980	—	26,980
Total current liabilities	(347,767)	(252,265)	1,037,089	—	437,057
Long-term debt	1,631,786	4,178	—	—	1,635,964
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,486,489	401,955	(2,888,444)	—
Deferred revenues	16,150	943	—	—	17,093
Deferred income taxes	75,172	—	—	—	75,172
Other non-current liabilities	31,206	32,570	247	—	64,023
Total Liabilities	1,881,106	2,271,915	1,439,291	(2,888,444)	2,703,868
Shareholders’ Deficiency:
Common stock	2,709	—	—	—	2,709
Additional paid-in capital	2,354,778	—	—	—	2,354,778
Accumulated deficit	(3,426,263)	(818,406)	(1,356,866)	2,175,272	(3,426,263)
Accumulated other comprehensive loss	(167)	(6)	(161)	167	(167)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total shareholders’ deficiency	(1,144,820)	(818,412)	(1,357,027)	2,175,439	(1,144,820)
Total Liabilities and Shareholders’ Deficiency	$736,286	$1,453,503	$82,264	$(713,005)	$1,559,048

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Nine Months Ended September 30, 2004
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$739,930	$68,114	$(25,499)	$782,545
Operating costs and expenses:
Cost of goods sold	—	164,228	5,057	—	169,285
Marketing and selling	—	135,244	15,796	—	151,040
Distribution, circulation and fulfillment	—	107,058	35,807	—	142,865
Editorial	—	53,506	4,480	—	57,986
Other general expenses	123	86,202	30,624	(25,499)	91,450
Corporate administrative expenses	22,372	—	4,551	—	26,923
Depreciation of property and equipment	2,187	14,488	4,394	—	21,069
Amortization of intangible assets and other	—	9,759	214	—	9,973
Severance related to separated senior executives	658	—	—	—	658
Provision for severance, closures and restructuring related costs	3,981	3,461	180	—	7,622
Provision for unclaimed property	56	3,806	—		3,862
Loss (gain) on sales of businesses and other, net	47	2,045	(2,348)	—	(256)
Operating income (loss)	(29,424)	160,133	(30,641)	—	100,068
Other income (expense):
Provision for impairment of investments	(804)	—	—	—	(804)
Interest expense	(87,708)	(2,567)	(127)	—	(90,402)
Interest on shares subject to mandatory redemption	(32,835)	—	—	—	(32,835)
Amortization of deferred financing costs	(1,007)	(2,595)	(51)		(3,653)
Equity in income of subsidiaries	78,929	—	—	(78,929)	—
Intercompany management fees and interest	105,428	(103,148)	(2,280)	—	—
Other income (expense), net	781	123	(78)	—	826
Income (loss) from continuing operations before income taxes	33,360	51,946	(33,177)	(78,929)	(26,800)
Benefit (Provision) for Income taxes	(12,922)	26	(20)	—	(12,916)
Income (loss) from continuing operations	20,438	51,972	(33,197)	(78,929)	(39,716)
Discontinued operations	—	69,647	(7,966)	—	61,681
Net income (loss)	$20,438	$121,619	$(41,163)	$(78,929)	$21,965

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30, 2004
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$20,438	$121,619	$(41,163)	$(78,929)	$21,965
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(160,456)	90,284	2,576	78,929	11,333
Changes in operating assets and liabilities	2,449	12,213	(11,628)	—	3,034
Net cash provided by (used in) operating activities	(137,569)	224,116	(50,215)	—	36,332
Investing activities:
Additions to property, equipment and other, net	(869)	(18,775)	(3,856)	—	(23,500)
Proceeds from sale of businesses and other	—	68,163	2,114	—	70,277
Payments for businesses acquired, net of cash acquired	—	(1,358)	—	—	(1,358)
Proceeds from sale of (payments for) other investments	(10)	17,409	—	—	17,399
Net cash provided by (used in) investing activities	(879)	65,439	(1,742)	—	62,818
Financing activities:
Intercompany activity	224,307	(275,814)	51,507	—	—
Borrowings under credit agreements	386,700	—	—	—	386,700
Repayments of borrowings under credit agreements	(461,700)	—	—	—	(461,700)
Proceeds from issuance of Senior Notes	175,000	—	—	—	175,000
Proceeds from issuances of common stock, net	1,028	—	—	—	1,028
Redemption of Series J Convertible Preferred Stock	(178,038)	—	—	—	(178,038)
Deferred financing costs paid	3	(5,689)	—	—	(5,686)
Capital lease obligations	(1,347)	(3,373)	(200)	—	(4,920)
Other	—	(186)	—	—	(186)
Net cash provided by (used in) financing activities	145,953	(285,062)	51,307	—	(87,802)
Increase (decrease) in cash and cash equivalents	7,505	4,493	(650)	—	11,348
Cash and cash equivalents, beginning of period	345	7,668	672	—	8,685
Cash and cash equivalents, end of period	$7,850	$12,161	$22	$—	$20,033

18.   Subsequent Events

On October 24, 2005, the Company announced that its Board of Directors authorized management to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies as a means to unlock value for shareholders. The plan being contemplated would separate the Consumer Guides Segment from the Enthusiast Media and Education Segments. Under the plans currently being evaluated, the two entities would be independent and have separate management teams. The transaction is anticipated to take the form of a tax free dividend of shares in the spun-off company that would be distributed pro-rata to all PRIMEDIA shareholders. The Company intends to announce further details regarding this possible separation later this year. In connection with this announcement, PRIMEDIA announced certain management changes. Dean Nelson, Chairman of PRIMEDIA, has assumed the role of President and Chief Executive Officer of PRIMEDIA, replacing former Chief Executive Officer Kelly Conlin, who decided to leave the Company as it pursues its exploration of the separation.

On October 11, 2005, Primedia acquired Equine.com, the world’s largest online marketplace for equine enthusiasts. The acquisition adds a fast-growing and profitable online marketplace to complement Enthusiast Media’s existing portfolio of equine-based properties, and enables the Company to extend Equine.com’s proprietary technology and unique marketing tools and know-how to its other industry categories such as marine and outdoor.

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except share and per share amounts)

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

Overall, these actions have strengthened the balance sheet and improved liquidity.

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

Company Strategy

The Company’s strategy is to focus on its core targeted media businesses and grow by leveraging and expanding its market-leading brands. Since the beginning of 2004, the Company has made organic growth its top priority.

The Company is focused on the need to accelerate and improve the execution of its strategy:

•       Accelerating the Company’s online presence

•       Improving product quality, both print and online

•       Building innovative, high impact marketing programs

At the same time, management is focused on managing costs, particularly when underlying markets are soft. This cost control effort is not inconsistent with the Company’s strategy, as it will concentrate on expenses that do not directly touch consumers and advertisers.

Summary of Consolidated Results for the nine months ended September 30, 2005

In 2005, revenues were $798,343, up $15,798 from $782,545 in 2004. The revenue gain of 2.0% was driven by double digit gains in Consumer Guides as well as improved results in Education, offset by Enthusiast Media revenues, which were down 1.5% primarily due to declines in the segment’s Consumer Automotive advertising, Performance Automotive circulation (specifically newsstand), and revenue and circulation declines in the International Automotive category. In 2005, operating expenses were $697,418, up 2.2% compared to 2004. In 2005, operating income was $100,925, improved from $100,068 in 2004 primarily due to lower expenses for amortization, restructuring and unclaimed property, offset by lower segment EBITDA. Net income was $578,279 in 2005 compared to $21,965 in 2004, due to gains on sales of businesses of $601,499 and $43,286 for the nine months ended September 30, 2005 and 2004, respectively.

Forward-Looking Information

This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates, which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect anticipated business decisions, which are subject to change. Some of the assumptions may prove to be incorrect and unanticipated events will occur which could affect the Company’s results.

Why We Use the Term Segment EBITDA

Segment EBITDA represents the segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Internally, the Company’s chief operating decision maker, who is the Chairman, President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss, as determined in conformity with accounting principles generally accepted in the United States of America, as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. For more information, see the reconciliation of Segment EBITDA to operating income (loss) for the Company’s three segments in their respective segment discussions below.

Why We Use the Term Free Cash Flow

Free Cash Flow is defined as net cash provided by (used in) operating activities adjusted for additions to property, equipment and other, net and capital lease obligations (“Free Cash Flow”).

The Company believes that the use of Free Cash Flow enables the Company’s chief operating decision maker, who is the Chairman, President and CEO, and the executive team to make decisions based on the Company’s cash resources. Free Cash Flow is also considered to be an indicator of the Company’s liquidity, including its ability to reduce debt and shares subject to mandatory redemption and make strategic investments.

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

Reclassifications due to Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Disposal of Long-Lived Assets”, the Company’s results reflect the reclassification in 2004 to discontinued operations of About Web Services, the Folio, Circulation Management and American Demographics properties, Workplace Learning, excluding Interactive Medical Network (“IMN”), and six magazines in the Enthusiast Media segment, which were shut down and discontinued in the fourth quarter of 2004. About.com, which was sold in March 2005, was classified as discontinued operations for all periods presented.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities.

During the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. The operating results of the two discontinued magazines have been classified as discontinued operations for all periods presented.

On September 30, 2005, the Company completed the sale of its Business Information segment with the exception of the Ward’s Automotive Group (“Ward’s”) which has been transferred to the Enthusiast Media segment. The operating results of the Business Information segment, excluding Ward’s, have been classified as discontinued operations for all periods presented.

Segment Data

The following table presents the results of the Company’s three operating segments and Corporate for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net:
Enthusiast Media	$177,668	$181,452	$513,917	$521,841
Consumer Guides	81,310	71,738	236,428	214,209
Education	10,996	13,198	48,232	46,953
Intersegment Eliminations	(66)	(110)	(234)	(458)
Total	$269,908	$266,278	$798,343	$782,545
Segment EBITDA(1):
Enthusiast Media	$36,149	$40,012	$101,284	$108,808
Consumer Guides	17,791	19,747	53,947	59,901
Education	(2,697)	(778)	2,265	1,332
Corporate Overhead	(6,302)	(7,468)	(19,966)	(22,215)
Total	$44,941	$51,513	$137,530	$147,826
Depreciation, amortization and other charges(2):
Enthusiast Media	$4,503	$4,581	$14,451	$20,275
Consumer Guides	3,136	2,729	8,390	8,480
Education	2,141	2,260	6,108	7,243
Corporate	4,556	3,930	7,656	11,760
Total	$14,336	$13,500	$36,605	$47,758
Operating income (loss):
Enthusiast Media	$31,646	$35,431	$86,833	$88,533
Consumer Guides	14,655	17,018	45,557	51,421
Education	(4,838)	(3,038)	(3,843)	(5,911)
Corporate	(10,858)	(11,398)	(27,622)	(33,975)
Total	30,605	38,013	100,925	100,068
Other income (expense):
Provision for impairment of investments	—	—	—	(804)
Interest expense	(32,511)	(32,322)	(98,482)	(90,402)
Interest on shares subject to mandatory redemption	(4,566)	(10,945)	(21,920)	(32,835)
Amortization of deferred financing costs	(1,042)	(1,334)	(3,560)	(3,653)
Other income (expense), net	(2,907)	685	(7,088)	826
Loss from continuing operations before provision for income taxes	(10,421)	(5,903)	(30,125)	(26,800)
Provision for income taxes	(4,346)	(4,326)	(10,496)	(12,916)
Loss from continuing operations	(14,767)	(10,229)	(40,621)	(39,716)
Discontinued operations(3)	222,521	18,969	618,900	61,681
Net income	$207,754	$8,740	$578,279	$21,965

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles in the United States of

America), as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is the most accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to redeem shares subject to mandatory redemption and repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to operating income (loss) for the three and nine months ended September 30, 2005 and 2004 for each of the Company’s segments in their respective segment discussions below.

(2)          Other charges (income) includes severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

(3)          Discontinued operations include a gain on sale of businesses, net of $219,037 and $999 for the three months ended September 30, 2005 and 2004, respectively, and $601,499 and $43,286 for the nine months ended September 30, 2005 and 2004, respectively.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004:

Consolidated Results:

Revenues, Net

Consolidated revenues were $269,908 in 2005 compared to $266,278 in 2004:

	Three Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$164,671	$164,942	(0.2)
Circulation	62,066	65,478	(5.2)
Other	43,171	35,858	20.4
Total	$269,908	$266,278	1.4

Advertising revenues decreased by $271 in the third quarter of 2005 compared to 2004 due to decreases of $5,074 and $2,680 at the Enthusiast Media and Education segments, respectively, offset by an increase of $7,483 at the Consumer Guides segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $3,412 in 2005 due to continued weakness in single copy sales. Other revenues increased $7,313 in 2005 compared to 2004 due to increases at each of the Company’s segments with Enthusiast Media, Consumer Guides and Education increasing $4,730, $2,089 and $495, respectively. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $30,605 in 2005 compared to $38,013 in 2004. The decrease in operating income in 2005 primarily resulted from increased operating expenses due to significant investments made in new publications and in increased distribution capacity at Consumer Guides, as well as increased paper prices.

Net Income

The Company had net income in 2005 of $207,754 compared to $8,740 in 2004. The increase in net income was primarily due to the net gain of $218,998 from the sale of the Business Information segment.

Interest expense was flat at $32,511 in 2005 versus $32,322 in 2004. The Company’s lower average debt levels were offset by higher interest rates.

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

In addition, during the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward’s which has been transferred to the Enthusiast Media segment. On September 30, 2005, the Company completed the sale of its Business Information segment.

During the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment.

In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for all periods presented. For the three months ended September 30, 2005 and 2004, discontinued operations include a net gain on sale of businesses of $219,037 and $999, respectively.

Segment Results:

Enthusiast Media Segment (Includes categories such as Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports)

Revenues, Net

Enthusiast Media revenues were $177,668 or 65.8% and $181,452 or 68.1 % of the Company’s consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues decreased $3,784 or 2.1% in 2005 compared to 2004 as follows:

	Three Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$93,494	$98,568	(5.2)
Circulation	62,066	65,478	(5.2)
Other	22,042	17,312	27.3
Intersegment revenues	66	94
Total	$177,668	$181,452	(2.1)

The decline in Enthusiast Media revenue was largely the result of softness in the segment’s Consumer Automotive advertising, Performance Automotive circulation (specifically newsstand), and advertising and circulation declines in the International Automotive category. These declines were partially offset by strong results in certain of the segment’s non-automotive categories, which continue to benefit from the implementation of the segment’s growth strategies. Total net revenue growth of Enthusiast Media’s non-automotive categories was 3.4% for the third quarter 2005.

Consumer Automotive:   During the quarter, the Company experienced unexpected levels of advertising revenue decline in its Consumer Automotive category, which includes Motor Trend and Automobile. This category derives significant advertising from automotive manufacturers supporting their latest models. Based on the Company’s Order to Cash (OTC) billing system for Consumer Automotive, Original Equipment Manufacturer advertising represented approximatlely 60% of the decline in print advertising revenue for the quarter and 38% year to date.

The challenges of some of the major automotive manufacturers, particularly U.S. manufacturers, including changes in their advertising agencies, their product launch plans, and the extension of their employee discount pricing programs to the public, led to a large reduction in advertising dollars during the quarter. Print advertising revenue in this category, after growing high single digit in the second quarter, was down high single digit in the third quarter.

Based on OTC, automotive print advertising revenue across all Enthusiast Media titles (both automotive and non-automotive) in the third quarter was down 9.9%, primarily attributable to the decline in spending by automotive manufacturers. Automotive manufacturer print advertising as a percentage of total Enthusiast Media print advertising revenue was 7.2% in the third quarter, compared to 9.9% in the second quarter and 8.3% in the comparable quarter last year.

Performance Automotive:   Enthusiast Media’s Performance Automotive category consists of more than 40 titles, including Hot Rod, Truckin, Motorcyclist and Muscle Mustang. This category experienced declines in newsstand sales during the third quarter. Partially offsetting the newsstand declines was growth in other revenue such as events and licensing. Recent research among auto enthusiasts, both subscribers and newsstand buyers, shows that underlying interest in and spending on auto aftermarket products are steady, as are subscription renewal rates, indicating a fundamentally solid market.

International Automotive:   The International Automotive category includes Super Street and Sport Compact Car. Advertising and circulation revenue in this category declined as the market continues to suffer from the absence of any new ‘tuner’ platforms and a consolidation of aftermarket suppliers. The departure from the market of several competitors and the stabilization of the advertising base are expected to create more favorable comparisons next year.

Despite the declines in the segment’s three automotive categories, all contributed positive Segment EBITDA.

Other revenue, which is largely comprised of events, licensing and merchandising, continued its significant growth as the Company continues to leverage its brands in non-print areas.

The Company is committed to the following strategy for the Enthusiast Media segment:

Accelerating the Company’s  online presence

This presence would help buyers and sellers execute transactions across all Company sectors. The Company is underrepresented in the transactional market today. The Company will also create a tighter linkage between the publications and its online sites. This will increase consumer interest in both the Company’s publications and online sites, which will further enhance the value generated for the Company’s advertisers.

Improving product quality, both print and online

Management has already begun the process of redesigning several of its key titles and has achieved positive results. The Company is now focused on accelerating the pace of redesigns and developing a faster, more comprehensive consumer feedback process that allows the Company to adjust more rapidly to changes in the endemic markets.

Building innovative, high impact marketing programs that leverage the Company’s position as the targeted media category leader

The Company has initiated successful programs that extend PRIMEDIA print titles across non-traditional platforms such as online, wireless and events, and often has had success in creating synergies among the Company’s portfolio of products and brands. Automobile manufacturers and non-endemic brand advertisers have responded positively to these programs.

At the same time, the Company is focused on managing costs, particularly when its underlying markets are soft. The cost control effort is not inconsistent with the Company’s strategy as it will concentrate on expenses that do not directly touch consumers and advertisers.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 9.7% to $36,149 in 2005 from $40,012 in 2004. This decrease is primarily due to lower revenue and increased paper costs. As a result, Segment EBITDA margin decreased to 20.3% in 2005 from 22.0% in 2004.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Segment EBITDA	$36,149	$40,012
Depreciation of property and equipment	3,750	3,572
Amortization of intangible assets and other	497	1,091
Provision for severance, closures and restructuring related costs	256	221
Gain on sale of businesses and other, net	—	(303)
Operating income	$31,646	$35,431

Operating Income

Operating income was $31,646 in 2005 compared to $35,431 in 2004, a decrease of $3,785 or 10.7%. This decrease was primarily driven by a decrease in revenue.

Discontinued Operations

In accordance with SFAS 144, the operating results of About.com, About Web Services, the six magazines shut down in 2004, the two magazines shut down in 2005 and New York magazine have been reclassified to discontinued operations on the condensed statements of consolidated operations for all periods presented.

Enthusiast Media revenues exclude revenues from discontinued operations of $1,179 and $11,335 for the three months ended September 30, 2005 and 2004, respectively. Enthusiast Media segment operating income excludes operating income (loss) from discontinued operations of $(138) and $2,693 for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, operating income includes a net gain on sale of businesses of $171 and $270, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $81,310 or 30.1% and $71,738 or 26.9% of the Company’s consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $9,572 or 13.3% in 2005 compared to 2004 as follows:

	Three Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$67,028	$59,545	12.6
Other	14,282	12,193	17.1
Total	$81,310	$71,738	13.3

In the third quarter, Consumer Guides revenue experienced double-digit growth that was driven by continued strong performance of the Company’s New Home Guide, Auto Guide, and DistribuTech, the Company’s wholly-owned distribution arm.  All of PRIMEDIA’s Consumer Guides continue to benefit from the Company’s market-leading distribution business, DistribuTech. DistribuTech’s dominance in high-value locations and added distribution drove high-teens growth in other revenue during the quarter. At September 30, 2005, the rack utilization rate is approximately 80% compared to 76% at September 30, 2004.

On October 18, 2005, PRIMEDIA’s Consumer Guides Group named David Crawford President and Chief Operating Officer. He continues to oversee New Home Guides and DistribuTech, which have seen significant growth under his leadership. He now also oversees Apartment Guide, the segment’s largest division. Arlene Mayfield, previously vice president of New Home Guide with a proven track record there, will take over as President of Apartment Guide.

Apartment Guide

Apartment Guide, the Segment’s largest division, continues its market leadership in the most difficult market conditions in the business’ thirty-year history. Apartment Guide remains stable despite unprecedented levels of condominium conversions that eliminate existing and potential customers from Apartment Guide markets. ApartmentGuide.com grew unique users 3.4% in the quarter, and continues to be the most recognized on-line brand in the apartment rental industry.

New Home Guide

New Home Guide, with 25 publications, is now the largest publisher of New Home Advertising guides in the industry and is uniquely positioned to provide large home builders with national reach. New Home Guide grew revenue 18.8% from the prior quarter and over 83% from the third quarter of 2004. Existing publications contributed 40% year over year growth. The division’s national web site www.newhomeguide.com, also enjoyed strong growth providing a 49% increase in web leads to its customers in the quarter vs. the prior year and is a leader in the online new homes market, with the largest network of new home sites on the Internet.

Auto Guide

Consumer Guides’ newest division, Auto Guide, continued its strong growth and expansion across the nation in the third quarter with new editions in South Florida in August and Inland Empire, California in September. These launches grew the division to thirteen publications in California, Florida, Georgia, New

England and North Carolina, with aggregate revenues showing month over month growth. Also in the third quarter, Auto Guide complimented its growing national presence of successful print publications with the launch of a national web site www.Autoguide.com.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $1,956 or 9.9% in 2005 to $17,791, from $19,747 in 2004. The decrease is due to the significant investments made in new publications (New Home Guides and Auto Guides) and expanded distribution across the country as well as increased paper prices. Increased expenses are consistent with the estimated $15 to $20 million of investments (of which approximately $14,000 has been incurred to date) to be made in 2005 associated with new publication launches, distribution expansion and distribution renewals. Expenses also grew due to higher paper prices, the marginal costs associated with organic growth in the core businesses and operating expenses from acquisitions completed in 2005. As a result, Segment EBITDA margin decreased to 21.9% in 2005 compared to 27.5% in 2004.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Segment EBITDA	$17,791	$19,747
Depreciation of property and equipment	2,130	1,972
Amortization of intangible assets and other	951	767
Non-cash compensation and non-recurring charges	135	—
Provision for severance, closures and restructuring related	—	(10)
Gain on sale of businesses and other, net	(80)	—
Operating income	$14,655	$17,018

Operating Income

Operating income decreased $2,363 or 13.9% in 2005. This decrease was driven by the decline in Segment EBITDA.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network (“IMN”))

Revenues, Net

Education revenues were $10,996 or 4.1% and $13,199 or 5.0% of the Company’s consolidated revenues for 2005 and 2004, respectively. Education revenues decreased $2,203 or 16.7% in 2005 compared to 2004 as follows:

	Three Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$4,149	$6,829	(39.2)
Other	6,847	6,353	7.8
Intersegment revenues	—	17
Total	$10,996	$13,199	(16.7)

Education advertising revenues, which are generated entirely by Channel One, decreased $2,680 in the third quarter of 2005 as compared to the third quarter of 2004. Channel One’s reduced advertising revenues reflect certain U.S. Government agencies not renewing or reducing their advertising campaigns, partially offset by increased telecommunication sector advertising. Channel One advertising revenue has traditionally been low in the third quarter since the network is not on the air during the summer. Government agency advertising spending was down 76% in the third quarter.

Continued growth in other revenue reflects the turnarounds of Films Media Group and IMN, under the leadership of new management teams that were put in place in 2004. Films Media Group delivered its fifth consecutive quarter of revenue growth, with revenue up 4.7%, as a result of continued growth in its core video business and greatly expanded web presence.

Segment EBITDA

Education Segment EBITDA decreased $1,919 to $(2,697) for the three months ended September 30, 2005 primarily due to decreased revenue. Segment EBITDA margin decreased in 2005 to (24.5)% compared to (5.9)% in 2004.

Below is a reconciliation of Education Segment EBITDA to operating loss for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Segment EBITDA	$(2,697)	$(778)
Depreciation of property and equipment	901	878
Amortization of intangible assets and other	1,240	1,357
Provision for severance, closures and restructuring related costs	—	25
Operating loss	$(4,838)	$(3,038)

Operating Loss

Education segment operating loss for the three months ended September 30, 2005 was $4,838 compared to $3,038 in 2004. This increased loss was primarily due to the decrease in EBITDA resulting from lower revenues.

Discontinued Operations

In March 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. In addition, on April 1, 2005, the Company sold the remaining portion of Workplace Learning.

Education segment revenues exclude revenues from discontinued operations of $9,013 for the three months ended September 30, 2004. Education segment operating results exclude the operating income (loss) from discontinued operations of $132 and $(3,580) for the three months ended September 30, 2005 and 2004, respectively.

Corporate:

Corporate Overhead

Corporate overhead decreased to $6,302 in 2005 from $7,468 in 2004 primarily due to lower professional fees. Corporate overhead excludes non-cash compensation expense of $4,070 and $1,344 for the three months ended September 30, 2005 and 2004, respectively.

Operating Loss

Corporate operating loss decreased $540 in 2005 to $10,858 from $11,398 in 2004 principally driven by decreases in the provision for severance, closures and restructuring related costs, offset by an increase in non-cash compensation expense.

Business Information Segment Discontinued Operations

During the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward’s which has been transferred to the Enthusiast Media segment. During the second quarter 2005, the Company classified the operating results of the Business Information segment, excluding Ward’s, as discontinued operations for all periods presented in accordance with SFAS 144. See Recent Developments section.

PRIMEDIA revenues exclude revenues from Business Information discontinued operations of $46,539 and $47,513 for the three months ended September 30, 2005 and 2004, respectively. PRIMEDIA operating results exclude the operating income from the Business Information segment of $221,358 and $3,406 for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, the operating income includes a gain on the sale of the Business Information segment of 218,998.

In accordance with SFAS 144, the results of Kagan World Media, Folio, Circulation Management and American Demographic, which were part of the Business Information segment, had previously been reclassified to discontinued operations in 2004. Business Information segment revenues above exclude revenues from these discontinued operations of $989 for the three months ended September 30, 2004. Business Information segment operating results above exclude the operating income (loss) from these discontinued operations of $(238) and $505 for the three months ended September 30, 2005 and 2004, respectively, including a gain on sale of businesses of $729 for the three months ended September 30, 2004.

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004:

Consolidated Results:

Revenues, Net

Consolidated revenues were $798,343 in 2005 compared to $782,545 in 2004:

	Nine Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$492,260	$484,320	1.6
Circulation	183,005	192,816	(5.1)
Other	123,078	105,409	16.8
Total	$798,343	$782,545	2.0

Advertising revenues increased by $7,940 in 2005 compared to 2004 primarily due to an increase of $15,817 at the Consumer Guides segment, partially offset by a decline of $5,502 at the Enthusiast Media segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $9,811 in 2005 due to continued weakness in single copy sales. Other revenues increased $17,669 in 2005 compared to 2004 due to increases at each of the Company’s segments with Enthusiast Media, Consumer Guides and Education increasing $7,469, $6,402 and $3,798, respectively. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $100,925 in 2005 compared to $100,068 in 2004. The improvement in operating income in 2005 was primarily due to increased revenues, lower amortization expense, reduced restructuring related expenses and a provision for unclaimed property recorded in 2004. These improvements were offset by higher operating expense primarily due to investments made in new publications and in increased distribution capacity at Consumer Guides, and higher paper prices.

Net Income

The Company had net income in 2005 of $578,279 compared to $21,965 in 2004. The increase in net income was primarily due to the gain on the sales of About.com of approximately $379,078 and the Business Information segment of approximately $218,998 recorded in discontinued operations in 2005. The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations during the first quarter of 2004.

Interest expense increased $8,080 or 8.9% in 2005 to $98,482 from $90,402 in 2004. The increase in interest expense is due to higher debt levels as a result of the redemption of the Series J Preferred Stock and shares subject to mandatory redemption, combined with higher interest rates.

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

In addition, during the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward’s which has been transferred to the Enthusiast Media segment. On September 30, 2005 the Company completed the sale of its Business Information segment.

During the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. The operating results of the two discontinued magazines have been classified as discontinued operations for all periods presented.

In accordance with SFAS 144, the financial results of these operations have been reclassified into discontinued operations on the condensed statements of consolidated operations for all periods presented. For the nine months ended September 30, 2005 and 2004, discontinued operations include a net gain on sale of businesses of $601,499 and $43,286, respectively.

Segment Results:

Enthusiast Media Segment (includes categories such as Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports)

Revenues, Net

Enthusiast Media revenues were $513,917 or 64.4% and $521,841 or 66.7% of the Company’s consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues decreased $7,924 or (1.5)% in 2005 compared to 2004 as follows:

	Nine Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$273,846	$279,348	(2.0)
Circulation	183,005	192,816	(5.1)
Other	56,855	49,386	15.1
Intersegment revenues	211	291
Total	$513,917	$521,841	(1.5)

The decline in Enthusiast Media revenue was largely the result of declines in the segment’s Consumer Automotive advertising, Performance Automotive circulation (specifically newsstand), and advertising and circulation declines in the International Automotive category, partially offset by higher Performance Automotive advertising. These declines were partially offset by strong results in certain of the segment’s non-automotive categories, which continue to benefit from the implementation of the segment’s growth strategies.

Other revenue, which is largely comprised of events, licensing and merchandising, continued its significant growth as the Company leverages its brands in non-print areas.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 6.9% to $101,284 in 2005 from $108,808 in 2004. This decline is primarily due to lower revenue and the impact of previously announced paper price increases, partially offset by lower operating expenses. As a result, Segment EBITDA margin decreased to 19.7% in 2005 from 20.9% in 2004.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Segment EBITDA	$101,284	$108,808
Depreciation of property and equipment	10,735	10,216
Amortization of intangible assets and other	1,492	3,655
Provision for severance, closures and restructuring related costs	2,224	3,536
Provision for unclaimed property	—	3,171
Gain on sale of businesses and other, net	—	(303)
Operating income	$86,833	$88,533

Operating Income

Operating income was $86,833 in 2005 compared to $88,533 in 2004, a decrease of $1,700. This decrease was principally driven by the decline in revenue offset by decreases in amortization and the provision for severance, closures and restructuring related costs, as well as the absence of a provision for unclaimed property in 2005.

Discontinued Operations

In accordance with SFAS 144, the operating results of About.com, About Web Services, the six shut down magazines and New York magazine have been reclassified to discontinued operations on the condensed statements of consolidated operations for all periods presented.

During the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. The operating results of the two discontinued magazines have been classified as discontinued operations for all periods presented.

Enthusiast Media revenues exclude revenues from discontinued operations of $12,505 and $36,878 for the nine months ended September 30, 2005 and 2004, respectively. Enthusiast Media segment operating income excludes operating income from discontinued operations of $380,553 and $45,167 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, operating income for the Enthusiast Media segment includes a net gain on sale of businesses of $379,078 and $41,764, respectively.

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $236,428 or 29.6% and $214,209 or 27.4% of the Company’s consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $22,219 or 10.4% in 2005 compared to 2004 as follows:

	Nine Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$194,746	$178,929	8.8
Other	41,682	35,280	18.1
Total	$236,428	$214,209	10.4

Consumer Guides advertising revenue grew by $15,817 or 8.8% in 2005 versus 2004, driven primarily by New Home Guide, Auto Guide and online advertising programs.

Apartment Guide

Apartment Guide continued its market leadership despite continued softness in the apartment rental market and unprecedented levels of conversions of rental properties to condominiums that eliminate existing and potential customers from Apartment Guide markets. The Company attributes Apartment Guide’s success in an adverse market to its unmatched distribution in high-value locations and its ability to prove to advertisers that their combined print and online advertisements are delivering superior results at low costs. ApartmentGuide.com grew unique users 9.5% in 2005, and continues to be the most recognized online brand in the apartment rental industry.

New Home Guide

New Home Guide’s advertising revenue from existing publications continued to grow in 2005, reflecting increased penetration in the Company’s print markets and improved marketing and sales programs. New Home Guide’s newly redesigned national website, NewHomeGuide.com, was combined with the American Home Guides websites, acquired in February 2005, to create one of the most powerful online advertising channels in the new home market.

On May 3, 2005, the Company announced its launch of a new home guide in Washington, D.C., creating synergies with its nearby Baltimore guide by providing significantly increased options for the D.C.—Baltimore region’s new home buyers, homebuilders, and advertisers. On May 4, 2005, the Company announced its acquisition of NHU Publishing LLC, adding the Atlanta, Jacksonville, Nashville, Puget Sound, and Portland, Oregon markets to the segment’s new home guides portfolio, and augmenting the Company’s existing New Home Guide in Charlotte, North Carolina. The Company expects that by upgrading and optimizing NHU’s operations to the standards of Consumer Guides’ proven model and by leveraging the power of the Company’s DistribuTech distribution business, the Company will make significant improvements in NHU’s results. This launch and acquisition brings the Company’s total number of new home guides to 25.

Auto Guide

In the first quarter of 2005, Auto Guide was launched in the ‘Triangle’, North Carolina market. There were acquisitions of the Atlanta Cars Magazine in the first quarter, five automotive editions in New England during the second quarter as well as second quarter launches in Orlando, Orange County and San Diego, Auto Guide. Auto Guide launched new editions in South Florida in August and Inland Empire, California in September. Also in the third quarter, Auto Guide complimented its growing national presence of successful print publications with the launch of a national website, www.autoguide.com.

The Company is confident that a third product line has been successfully added to the Consumer Guides Segment. Given that the market for used cars is significantly larger than the apartment rental market, the Company is optimistic about the long term growth opportunities of scaling the Auto Guide product line.

DistribuTech

Consumer Guides other revenue increased $6,402 or 18.1%. In the first quarter, the Company’s DistribuTech business expanded into several new retail distribution programs and significantly expanded its retail distribution network with new store programs in Portland, Oregon, Seattle, New England, and across the Southeast. In addition during the second quarter, DistribuTech expanded into new retail distribution programs including QFC in the Northwest and increased penetration in current programs. At September 30, 2005, the rack utilization rate is approximately 80% compared to 76% at September 30, 2004.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $5,954 or 9.9% in 2005 to $53,947. The decrease is due to increased operating expenses which are primarily the result of investments made to launch new publications (New Home and Auto Guide); higher distribution costs, including more widespread distribution; and increased paper prices. As a result, Segment EBITDA margin decreased to 22.8% in 2005 compared to 28.0% in 2004.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Segment EBITDA	$53,947	$59,901
Depreciation of property and equipment	6,095	6,031
Amortization of intangible assets and other	2,240	2,414
Non-cash compensation	135	—
Provision for severance, closures and restructuring related costs	—	28
Provision for unclaimed property	—	7
(Gain) loss on sale of businesses and other, net	(80)	—
Operating income	$45,557	$51,421

Operating Income

Operating income decreased $5,864 or 11.4% in 2005. This decrease is primarily driven by the decline in Segment EBITDA.

Discontinued Operations

In accordance with SFAS 144, the results of RealEstate.com have been reclassified to discontinued operations on the condensed statements of consolidated operations for the nine months ended September 30, 2004.

Consumer Guides revenues exclude revenues from discontinued operations of $458 for the nine months ended September 30, 2004. Consumer Guides segment operating income excludes operating losses from discontinued operations of $252 for the nine months ended September 30, 2004, including a loss on sale of business of $519 due to post closing adjustments related to the sale of RealEstate.com.

Education Segment (includes Channel One, Films Media Group and Interactive Medical Network (“IMN”))

Revenues, Net

Education revenues were $48,232 or 6.1% and $46,953 or 6.0% of the Company’s consolidated revenues for 2005 and 2004, respectively. Education revenues increased $1,279 or 2.7% in 2005 compared to 2004 as follows:

	Nine Months Ended September 30,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$23,668	$26,043	(9.1)
Other	24,541	20,743	18.3
Intersegment revenues	23	167
Total	$48,232	$46,953	2.7

Education advertising revenues, which are generated entirely by Channel One, decreased $2,375 in 2005 as compared to 2004. The decrease was due to certain U.S. Government agencies and other existing advertisers not renewing or reducing their advertising campaigns, partially offset by increased telecommunication and health and beauty advertisers. Government agency advertising spending was down 31% year to date. All other advertising revenue has increased 4% year to date.

Judy Harris joined Channel One as CEO and President in April, 2005. Her primary objective is to broaden Channel One’s revenue base beyond traditional advertising to include corporate and foundation sponsorships of public affairs topics that are relevant to teens. On April 12, 2005, Channel One won a Peabody Award for news coverage, its second. The George Foster Peabody Awards recognize distinguished achievement and meritorious public service, and are widely considered the most prestigious awards in electronic media.

Growth in other revenue reflects turnarounds at IMN and Films Media Group. Having implemented a host of operational improvements, Films Media Group delivered its fifth consecutive quarter of revenue growth after thirteen quarters of declines, with revenue up 9.2% in 2005. IMN has more than doubled 2004 revenues in 2005.

Segment EBITDA

Education Segment EBITDA increased $933 to $2,265 for the nine months ended September 30, 2005 due to the improved revenue as discussed above. Segment EBITDA margin increased in 2005 to 5.7% compared to 2.8% in 2004.

Below is a reconciliation of Education Segment EBITDA to operating loss for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Segment EBITDA	$2,265	$1,332
Depreciation of property and equipment	2,424	2,634
Amortization of intangible assets and other	3,684	3,904
Provision for severance, closures and restructuring related costs	—	77
Provision for unclaimed property	—	628
Operating loss	$(3,843)	$(5,911)

Operating Loss

Education segment operating loss for the nine months ended September 30, 2005 was $3,843 compared to $5,911 in 2004. The improvement is primarily due to the increase in Segment EBITDA and the absence of a provision for unclaimed property in 2005.

Discontinued Operations

In March 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. In addition, on April 1, 2005, the Company sold the remaining portion of Workplace Learning.

Education segment revenues exclude revenues from discontinued operations of $9,367 and $27,345 for the nine months ended September 30, 2005 and 2004, respectively. Education segment operating results exclude the operating income (loss) from discontinued operations of $3,655 and ($9,810) for the nine months ended September 30, 2005 and 2004, respectively, including a gain on sale of businesses of $3,425 in 2005.

Corporate:

Corporate Overhead

Corporate overhead decreased $2,249, to $19,966 in 2005 from $22,215 in 2004, primarily due to reduced compensation expense resulting from headcount reduction and lower professional fees. Corporate overhead excludes non-cash compensation expense of $6,474 and $4,830 for the nine months ended September 30, 2005 and 2004, respectively.

Operating Loss

Corporate operating loss decreased $6,353, to $27,622 in 2005 from $33,975, in 2004 principally driven by the reduction in corporate overhead and decreases in the provision for severance, closures and restructuring related costs, offset by an increase in non-cash compensation expense.

Business Information Segment Discontinued Operations

During the second quarter of 2005, the Company decided to pursue the sale of its Business Information segment with the exception of Ward’s which has been transferred to the Enthusiast Media segment. During the second quarter 2005, the Company classified the operating results of the Business Information segment, excluding Ward’s, as discontinued operations for all periods presented in accordance with SFAS 144.

PRIMEDIA revenues exclude revenues from Business Information discontinued operations of $159,108 and $160,991 for the nine months ended September 30, 2005 and 2004, respectively. PRIMEDIA operating results exclude the operating income from Business Information discontinued operations of $234,844 and $11,710 for the nine months ended September 30, 2005 and 2004, respectively. The Company recorded a gain on sale of business of $218,998 and $2,041 for the nine months ended September 30, 2005 and 2004, respectively.

In accordance with SFAS 144, the results of Kagan World Media, Folio, Circulation Management and American Demographic had previously been reclassified to discontinued operations in 2004. Business Information segment revenues above exclude revenues from these discontinued operations of $4,959 for the nine months ended September 30, 2004. Business Information segment operating results above exclude the operating income (loss) from these discontinued operations of $(241) and $634 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these discontinued operations included a net gain (loss) on sale of businesses of ($2) and $2,055, respectively.

Recent Developments

On October 24, 2005 the Company announced that its Board of Directors authorized management to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies as a means to unlock value for shareholders. The plan being contemplated would separate the Consumer Guides Segment from the Enthusiast Media and Education Segments. Under the plans currently being evaluated, the two entities would be independent and have separate management teams. The transaction is anticipated to take the form of a tax free dividend of shares in the spun-off company that would be distributed pro-rata to all PRIMEDIA shareholders. The Company intends to announce further details regarding this possible separation later this year. In connection with this announcement, PRIMEDIA announced certain management changes. Dean Nelson, Chairman of PRIMEDIA, has assumed the role of President and Chief Executive Officer of PRIMEDIA, replacing former Chief Executive Officer Kelly Conlin, who decided to leave the Company as it pursues its exploration of the separation.

Liquidity, Capital and Other Resources

As of September 30, 2005, the Company had cash and unused credit facilities of $711,220, as further detailed below under “Financing Arrangements”, compared to $330,761 as of December 31, 2004. Excluding the redemption of the $8.625 Series H preferred stock and the 7 5/8% senior notes on October 31, 2005, the Company had approximately $345,000 of cash and available unused credit lines at September 30,

2005. The Company’s asset sales and investment in organic growth have facilitated its strategy to become a more efficient and better focused company while strengthening its balance sheet and improving liquidity.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and shares subject to mandatory redemption and other anticipated expenditures for the remainder of 2005. The Company has no significant required debt repayments until 2010, after giving effect to the redemptions on October 31, 2005.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was a deficit of $58,838 at September 30, 2005 compared to a working capital deficiency of $152,659 at December 31, 2004. The primary driver of the improvement in working capital compared to December 31, 2004 is the investment of proceeds from the sale of businesses during the nine months ended September 30, 2005, partially offset by the reclassification of the Series H preferred stock and 7 5/8% senior notes to current liabilities due to their redemption on October 31, 2005.

Cash Flow—2005 Compared to 2004

Net cash provided by operating activities decreased $31,694, to $4,638 in 2005, from $36,332 in 2004. This change is primarily due to timing of payments of accounts payable.

Net cash provided by investing activities increased $704,173 to $766,991 from $62,818 for the nine months ended September 30, 2005 and 2004, respectively. Proceeds from the sale of businesses were $816,502 in 2005 compared to $70,277 in 2004. The primary drivers of the 2005 business sale proceeds were the sale of About.com during the first quarter of 2005 for $410,000, and the sale of the Business Information segment in the third quarter of 2005, for $385,000. Cash paid for acquired businesses increased to $27,830 in 2005 from $1,358 in 2004, primarily due to the Consumer Guides segment acquisition of the assets of NHU Publishing LLC, a collection of new home guides, during the second quarter 2005. Net capital expenditures decreased slightly to $21,681 in 2005, compared to $23,500 in 2004. The Company expects capital spending in 2005 to remain consistent with 2004, however the sale of the Business Information segment reduced the expected 2005 amount.

Net cash used in financing activities was $329,885 in 2005 compared to $87,802 in 2004. This increase was predominantly due to the Company’s redemption of its Series D and F Exchangeable Preferred Stock and the payment on senior notes during 2005, as well as the absence of proceeds from the issuance of floating rate notes in 2004.

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net cash provided by operating activities	$30,756	$53,291	$4,638	$36,332
Additions to property, equipment and other, net	(8,176)	(9,926)	(21,681)	(23,500)
Capital lease obligations	(1,444)	(642)	(4,141)	(4,920)
Free Cash Flow	$21,136	$42,723	$(21,184)	$7,912
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$14,257	$10,441	$82,997	$69,287
Cash interest paid on shares subject to mandatory redemption	$2,722	$6,380	$26,457	$32,835
Cash taxes paid, net of refunds received	$4,048	$69	$4,280	$171
Cash paid for severance, closures and restructuring related costs	$1,883	$3,946	$7,869	$11,721

The Company’s historical pattern is to have negative free cash flow in the first half of the year and positive free cash flow in the second half. Free cash flow for the nine months ended September 30, 2005 was $(21,184) versus $7,912 in the comparable period last year, primarily due to timing of payments of accounts payable.

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

The Series D Exchangeable Preferred Stock were redeemed at 101% of the liquidation preference thereof plus accrued but unpaid dividends, the Series F Exchangeable Preferred Stock were redeemed at par plus accrued but unpaid dividends and the 7 5/8% Senior Notes were redeemed at 101.271% of the principal amount plus accrued interest. As of September 30, 2005, the Company had the remaining $146,115 aggregate principal amount of the 7 5/8% Senior Notes outstanding.

In connection with the redemption of the Series D and Series F Exchangeable Preferred Stock, the Company obtained the written consent of its bank lenders and repaid its outstanding term loans A and term loans B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000.

In the second quarter of 2005, the Company recorded a loss of $6,289 in the other income (expense), net line on the accompanying condensed statements of consolidated operations in connection with these redemptions. This charge represents the write-off of unamortized deferred financing costs and the premiums paid on the Company’s call for redemption for all of the outstanding shares of its $10.00

Series D Preferred Stock and its $9.20 Series F Preferred Stock and for $80,000 of its 7 5/8% Senior Notes due 2008.

On September 30, 2005 the Company called for the redemption of all of its outstanding shares of $8.625 Series H Exchangeable Preferred Stock (with an aggregate liquidation preference of $211,739). The Preferred Stock was called at 101.4% of the liquidation preference therof plus accrued but unpaid dividends. The redemption date was October 31, 2005.

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

On May 14, 2004, the Company issued $175,000 principal amount of Senior Floating Rate Notes Due 2010, and entered into a new $100,000 term loan C credit facility with a maturity date of December 31, 2009. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year and the term loan C at LIBOR plus 4.375% per year. The Company applied the combined net proceeds from the Senior Floating Rate Notes offering and the term loan C credit facility to prepay $30,000 of outstanding term loan A commitments and $120,000 of term loan B commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility. The purpose of these borrowings was to redeem the Company’s Series J Convertible Preferred Stock, which was completed on July 7, 2004.

On September 30, 2005, the Company amended its Revolver and closed a new $500,000 Term Loan B credit facility, and called for redemption of all of its outstanding shares of $8.625 Series H Preferred Stock, with an aggregate liquidation preference of $211,739 and all of its outstanding 7 5/8% Senior Notes due 2008 in an aggregate principal amount of approximately $146,115. The redemption date for both the preferred stock and the senior notes was October 31, 2005. The preferred stock and senior notes are both classified as current liabilities at September 30, 2005.

Proceeds from sales of businesses and other investments, when received, were used to reduce revolving credit borrowings under the bank credit facilities agreement and the remaining proceeds were temporarily invested in cash and cash equivalents. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The bank credit facilities consisted of the following as of September 30, 2005:

	Revolver	Term A	Term B	Term C	Total
Bank Credit Facilities.	$276,795	$—	$500,000	$—	$776,795
Borrowings Outstanding.	—	—	(500,000)	—	(500,000)
Letters of Credit Outstanding	(20,319)	—	—	—	(20,319)
Unused Bank Commitments	$256,476	$—	$—	$—	$256,476

The new term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. At September 30, 2005 and December 31, 2004, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 6.4% and 5.0%, respectively.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. For the nine months ended September 30, 2005, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities were reduced to $276,795 and are subject to mandatory reductions semi-annually on September 30 and December 31 with the final reduction on September 30, 2008. The aggregate mandatory reductions of the revolving loan commitments under the bank credit facilities, as amended on September 30, 2005, are $39,542 in 2007 and a final reduction of $237,252 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining term loan payments under the bank credit facility are $5,000 per annum for 2006 through 2012, and $465,000 in 2013.

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

Contractual Obligations

There are no required significant debt repayments until 2010. The following are certain contractual obligations of the Company as of September 30, 2005:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,591,699	$150,847	$10,000	$10,000	$1,420,852
Interest on long-term debt obligations(1)	683,870	128,900	235,607	229,988	89,375
Shares subject to mandatory redemption (Exchangeable Preferred Stock)	211,739	211,739	—	—	—
Interest on shares subject to mandatory redemption (Exchangeable Preferred Stock)(1)	4,566	4,566	—	—	—
Capital lease obligations	5,913	2,941	1,714	927	331
Interest on capital lease obligations	740	337	292	102	9
Operating lease obligations(2)	220,584	43,902	71,842	38,752	66,088
Total Contractual Obligations	$2,719,111	$543,232	$319,455	$279,769	$1,576,655

(1)          Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)          Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $74,056 as of September 30, 2005.

The Company had no borrowings outstanding at September 30, 2005 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility expires in 2008, and the term loan B expires in 2013.

The Company has other commitments in the form of letters of credit of $20,319 aggregate face value which expire on or before September 30, 2006.

Off Balance Sheet Arrangements

The Company has no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business as disclosed above.

Covenant Compliance

As defined in the amended bank credit facilities agreement, the maximum allowable debt leverage ratio was amended to 6.25 to 1 and decreases to 6.00 to 1 on October 7, 2007. The amendment to the bank credit facilities also set the minimum interest coverage ratio, as defined in the bank credit facilities, at 1.75 to 1 through maturity. The minimum fixed charge coverage ratio, as defined, remains unchanged at 1.05 to 1 through maturity. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company’s domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facility, the Unrestricted Group’s results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facility agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income for the three and twelve months ended September 30, 2005:

	For the Three Months Ended September 30, 2005	For the Twelve Months Ended September 30, 2005
EBITDA of the Restricted Group.	$58,598	$278,974
EBITDA loss of the Unrestricted Group	(13,229)	(41,431)
Divestiture and other adjustments	(428)	(38,590)
Depreciation of property and equipment	(7,402)	(29,331)
Amortization of intangible assets and other	(2,688)	(16,658)
Non-cash compensation	(4,070)	(7,741)
Provision for severance, closures and restructuring related costs.	(256)	(2,371)
Gain on the sales of businesses and other, net.	80	499
Operating income	$30,605	$143,351

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended September 30, 2005	For the Twelve Months Ended September 30, 2005
Internet properties	$2,661	$10,737
Traditional turnaround and start-up properties	9,259	25,329
Related overhead and other charges	1,309	5,365
	$13,229	$41,431

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At September 30, 2005, this leverage ratio was approximately 5.0 to 1.0.

Other Arrangements

During 2002, the Company’s Board of Directors authorized the exchange of up to $165,000 of the Company’s Exchangeable Preferred Stock for common stock. As of September 30, 2005, the Company has exchanged $75,441 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $73,874) for 14,360,306 shares of common stock of the Company.

In addition, the Company’s Board of Directors authorized the exchange by the Company of up to $50,000 of Exchangeable Preferred Stock for common stock and the subsequent repurchase of the common stock issued in connection with the exchange transactions. As of September 30, 2005, the Company has exchanged $25,000 liquidation value of Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock (carrying value of $24,597) for 8,733,842 shares of common stock of the Company and subsequently repurchased all of the common stock issued in connection with such exchanges.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

During the first nine months of 2005, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

SFAS 151, “Inventory Costs”

In November 2004, the FASB issued SFAS 151, which is an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS 123 (revised 2004), “Share-Based Payment”

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

SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”

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

SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”

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

EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”

In June 2005, the EITF reached a consensus on EITF No. 05-6, which was modified in September 2005. EITF 05-6 provides guidance on whether a lease term should be reevaluated at the time of a purchase business combination and whether the amortization period for acquired leasehold improvements should be reevaluated by the acquiring entity in a business combination. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Impact of Inflation and Other Costs

In 2004, the entire print media industry saw a rise in the cost of paper with additional increases occurring in the first nine months of 2005 and expected thereafter, in 2005. In the first nine months of 2005, paper costs were approximately 7% of the Company’s total operating costs and expenses. The Company’s paper expense increased approximately 5% during the first nine months of 2005 as compared to the same period in 2004. The Company attributes the increase in paper expenses to previously announced paper price increases in 2005, partially offset by a decrease in the volume of paper used as a result of the smaller folio sizes of magazines and fewer newsstand draw copies. Postage for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. There were no increases in postage rates in 2004 or the first nine months of 2005, however postal rates are expected to increase in 2006. The impact of inflation was immaterial during 2004 and through the first nine months of

2005. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA’s ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset some of these price increases.

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

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of 2005, there were no significant changes related to the Company’s market risk exposure.

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

Changes in Internal Control Over Financial Reporting

During the three month period ended September 30, 2005, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first nine months of 2005, the Company has taken corrective action with regard to certain significant deficiencies and control deficiencies. During the second and third quarters of 2005, the Company performed procedures regarding certain of the remediations to determine that the remediated controls are operating effectively. The Company plans to complete such procedures on the remaining remediated controls in the fourth quarter of 2005.

PART II. OTHER INFORMATION

Item 6.                        EXHIBITS

(a)           Exhibits

10.1

Credit Agreement dated as of June 20, 2001 and amended and restated as of September 30, 2005, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York, The Bank of Nova Scotia and Citibank, N.A., as Co-Documentation Agents, and JP Morgan Chase Bank, N.A. as Administrative Agent.(1)

31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Matthew A. Flynn Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Matthew A. Flynn Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)          Filed herewith.

(1)          Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed October 4, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA INC.
(Registrant)
Date:	November 9, 2005	/s/ DEAN B. NELSON
(Signature)
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date:	November 9, 2005	/s/ MATTHEW A. FLYNN
(Signature)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	November 9, 2005	/s/ ROBERT J. SFORZO
(Signature)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)