Form 10-K
period 2005-12-31
PRIMEDIA INC
filed 2006-03-14
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
745 Fifth Avenue, New York, New York	10151
(Address of principal executive offices)	(Zip Code)
(212) 745-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company Yes ☐    No ☒

The aggregate market value of the voting common equity of PRIMEDIA Inc. (“PRIMEDIA”) which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $414 million. The registrant has no non-voting common stock.

As of February 28, 2006, 263,888,027 shares of PRIMEDIA’s Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: Part III of this Report on Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2006 Annual Meeting of shareholders to be held on May 17, 2006. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2005.

TABLE OF GUARANTORS

Exact Name of Registrant as Specified in its Charter	State or other Jurisdiction of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification Number
Canoe & Kayak, Inc.	Delaware	511120	41-1895510
Channel One Communications Corporation	Delaware	515120	13-3783278
Cover Concepts Marketing Services LLC	Delaware	541890	04-3370389
CSK Publishing Company, Inc.	Delaware	511120	13-3023395
Enthusiast Media Subscription Company, Inc.	Delaware	561499	20-1941137
Films for the Humanities & Sciences, Inc.	Delaware	512110	13-1932571
Go Lo Entertainment, Inc.	Delaware	561920	95-4307031
Haas Publishing Companies, Inc.	Delaware	511130	58-1858150
Hacienda Productions, Inc.	Delaware	512110	13-4167234
HPC Brazil, Inc.	Delaware	511130	13-4083040
IntelliChoice, Inc.	California	511120	77-0168905
Kagan Media Appraisals, Inc.	California	511120	77-0157500
Kagan Seminars, Inc.	California	511120	94-2515843
Kagan World Media, Inc.	Delaware	511120	77-0225377
McMullen Argus Publishing, Inc.	California	511120	95-2663753
Media Central IP Corp.	Delaware	551112	13-4199107
Motor Trend Auto Shows Inc.	Delaware	561920	57-1157124
Paul Kagan Associates, Inc	Delaware	511120	13-4140957
PRIMEDIA Companies Inc.	Delaware	551112	13-4177687
PRIMEDIA Enthusiast Publications, Inc.	Pennsylvania	511120	23-1577768
PRIMEDIA Finance Shared Services, Inc.	Delaware	551112	13-4144616
PRIMEDIA Holdings III, Inc.	Delaware	551112	13-3617238
PRIMEDIA Information Inc.	Delaware	511120	13-3555670
PRIMEDIA Leisure Group Inc.	Delaware	551112	51-0386031
PRIMEDIA Magazines Inc.	Delaware	511120	13-3616344
PRIMEDIA Magazine Finance Inc.	Delaware	511120	13-3616343
PRIMEDIA Special Interest Publications Inc.	Delaware	511120	52-1654079
PRIMEDIA Specialty Group Inc.	Delaware	551112	36-4099296
PRIMEDIA Workplace Learning LP	Delaware	611430	13-4119784
San Diego Auto Guide Inc.	Delaware	511120	06-1739688
Simba Information Inc.	Connecticut	511120	06-1281600
The Virtual Flyshop, Inc.	Delaware	511120	01-0775104

The address, including zip code, and telephone number, including area code, of each additional registrant’s principal executive office is 745 Fifth Avenue, New York, New York 10151 (212-745-0100).

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

PRIMEDIA Inc.

Annual Report on Form 10-K

December 31, 2005

PART I

ITEM 1.                BUSINESS.

General

PRIMEDIA Inc. (“PRIMEDIA” or the “Company”) is a leading targeted media company in the United States. The Company’s properties comprise more than 100 brands that connect buyers and sellers in more markets than any other media company through print publications, Internet, events, licensing, merchandising and TV video programs in three market segments.

The Company’s segments are: Enthusiast Media, Consumer Guides and Education. The results of these segments, consistent with past practice, are regularly reviewed by the Company’s chief operating decision makers and the executive team to assess the performance of each segment and to determine resource allocations among the segments. During 2005, the Company sold its Business Information segment.

Enthusiast Media Segment

PRIMEDIA Enthusiast Media   encompasses the Company’s consumer magazines, the Internet, events, licensing and merchandising. Enthusiast Media is the fourth largest overall producer of magazine advertising pages in the U.S., according to Media Industry Newsletter, February 13, 2006, and has leading market positions in the categories it serves.

Enthusiast Media Products

Group	Publications	Web Sites	Events	Video Programs
Performance Automotive	39	43	16	2
International Automotive	10	11	24	—
Consumer Automotive	4	6	17	—
Outdoors and Marine	21	21	17	9
Action Sports	8	10	11	—
Home Technology	3	4	1	—
Lifestyles	11	8	5	—
Soaps	2	1	—	—
Total	98	104	91	11

For the year ended December 31, 2005, in the Enthusiast Media segment, 56% of revenues were from advertising, 34% from circulation and 10% from other sources. Circulation revenue is divided between newsstand sales and subscriptions, at 53% and 47%, respectively.

Readers value enthusiast magazines for their targeted editorial content and also rely on them as primary sources of information in their topic areas. This aspect makes the enthusiast properties important media buys for advertisers. Advertising sales for the Company’s enthusiast magazines are generated largely by in-house sales forces. The magazines compete for advertising on the basis of circulation and the niche markets they serve. Each of the Company’s enthusiast magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial, which is provided by in-house and freelance writers.

Brands

The Company publishes 53 automotive magazines, including consumer automotive titles such as Automobile and Motor Trend which cater to the high-end and new car automotive market, as well as highly specialized enthusiast titles such as Hot Rod, Truckin’, Super Street, Lowrider, Motorcyclist, 4Wheel & Off-Road and Four Wheeler. The Company’s automotive magazines represent the largest portfolio of magazines in the automotive category. Supplementing the automotive print publications, PRIMEDIA has a strong presence on the Internet with each of its related websites to each publication. During the fourth quarter of 2005, the Company acquired Automotive.com, Inc. (“Automotive.com”), a leader in new car sales online lead generation, which averages 34 million page views and 12 million visitors per month. In the high-end and new car markets, PRIMEDIA’s publications compete primarily against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.

The Company is a leading publisher of magazines for outdoor, marine and other enthusiast markets with such titles as Fly Fisherman, Power & Motoryacht and EQUUS. The Company also publishes numerous magazines targeting action sports enthusiasts such as Surfing, Skateboarder and Snowboarder. The Company’s major competition in the enthusiast market includes the Time4Media division of Time Warner Inc.. The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers. PRIMEDIA publishes two leading soap opera magazines, Soap Opera Digest and Soap Opera Weekly, which compete with Bauer Publishing.

The Company is focused on building multiple online revenue streams, including subscriber acquisition, transactions that connect buyers and sellers, lead generation and pay-per-click and other online advertising. During 2005, the Company took a major step forward with its Internet strategy with the acquisitions of Automotive.com and Equine.com.

In the fourth quarter of 2005, the Company acquired Automotive.com, a highly profitable Internet company founded in 1999 by two entrepreneurs, which has proven expertise in car sales lead generation, search engine marketing, search engine optimization and a technology platform that can drive increased traffic and ultimately monetize that traffic into high quality lead generation. To obtain full advantage from this acquisition, PRIMEDIA has contributed the valuable assets associated with its 55 automotive Internet sites to Automotive.com, creating new revenue opportunities for its portfolio of established automotive brands. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com and the auto Internet sites provides a platform for maximizing advertising and lead generation revenues across all those sites.

In the fourth quarter of 2005, the Company acquired Equine.com, the world’s largest online marketplace for equine enthusiasts. A main benefit of this acquisition was the opportunity to extend Equine.com’s proprietary technology and unique marketing to the Company’s other industry categories such as Outdoors and Marine where in 2006 it plans to develop new transactional marketplaces for buyers and sellers.

The Company also operates Retailvision, a specialty magazine distribution company, which distributes over 700 titles, including the titles of 100 other publishers, to over 50,000 independent niche retail locations such as auto parts retailers, craft shops, tackle shops, and music stores.

The Company decided to actively pursue the sale of its Crafts and History groups during the fourth quarter of 2005. These divisions have been classified as discontinued operations for all periods presented.

Recent Developments

Sale of History Group

During February 2006, the Company completed the sale of the History group within the Enthusiast Media segment. The operations of this group are classified as discontinued operations for all periods presented. The net proceeds from this sale are subject to routine post-closing adjustments.

Consumer Guides Segment

Consumer Guides Products

Category	Northeast	Southeast	Midwest	West	Total Print Guides	Online Web Guides
Apartments	24	22	14	19	79	ApartmentGuide.com RentClicks.com Rentals.com
New Homes	6	15	6	4	31	NewHomeGuide.com American Home Guides (350 unique sites)
Autos	5	5	1	3	14	AutoGuide.com
DistribuTech Exclusive Retail Locations	5,308	3,162	2,278	5,910	16,658
Major Markets	Washington D.C., Philadelphia, Baltimore, Chicago	Atlanta, Tampa, Orlando, Miami, Charlotte	Dallas-Fort Worth, Houston, Austin, Kansas City	Phoenix, Las Vegas, Los Angeles, San Francisco, Denver

PRIMEDIA Consumer Guides is the leading publisher and distributor of free guides in the United States with Apartment Guide/ApartmentGuide.com, New Home Guide/ NewHomeGuide.com and Auto Guide/AutoGuide.com. All of Consumer Guides’ products are free, dedicated directories of category specific content that attract consumers who are actively in the market to rent an apartment or buy a new home or a pre-owned automobile. The Company believes that the targeted nature of its integrated media products provides its advertising customers with some of the most cost-effective channels available to reach their customers. The Company distributes approximately 32 million print guides annually through its proprietary distribution network, DistribuTech, the leading national distributor of free publications with over 50,000 distribution locations. The Company’s online guides are visited by approximately 22 million users annually and are marketed to these end customers through print guides, search engine optimization, email marketing, and partnerships with leading online companies such as Google, Yahoo and Advertising.com.

Apartments

PRIMEDIA Consumer Guides is the largest publisher and distributor of rental apartment guides in the U.S. with Apartment Guide publications in 74 regional markets with a combined monthly circulation of 1.5 million. Most of the Company’s Apartment Guide publications are distributed monthly to primary retail locations where they are available free to the consumer. Virtually 100% of Apartment Guide advertising revenue is generated by large apartment community managers who need to fill vacant apartments. The Company is a leading provider of apartment listings due to its strong market reputation, unparalleled retail distribution and leading national web site ApartmentGuide.com. These competitive advantages allow the company to demonstrate the cost effectiveness of its products as measured by a favorable cost per lease to the advertiser.

The year 2005 provided significant challenges to this business, including unprecedented levels of condominium conversions that limited existing and potential customers from Apartment Guide markets and decreased vacancy rates in markets with higher condominium conversions, and in markets with significant levels of temporary residents caused by Hurricane Katrina. The Company attributes Apartment Guide’s relative stability in adverse conditions to its brand leadership, both in print and online.

Advertisers in Apartment Guide receive an integrated media program that includes advertising in their local Apartment Guide magazine as well as a listing on ApartmentGuide.com. ApartmentGuide.com attracts approximately 1.3 million unique visitors per month and had 19,685 apartment property listings as of December 31, 2005. The website offers many premium features not provided by its print products including virtual tours and flexible search functionality. Through the Apartment Guide publications and Apartmentguide.com, the Company generated approximately 5 million leads for apartment property managers in 2005.

The majority of Apartment Guide customers purchase 12-month contracts, and, in 2005, approximately 90% of standard listing contracts were renewed when they expired. In 2005, Apartment Guide had approximately 22,000 advertisers. Advertising in the apartment publications is generated by a 300 person sales force located throughout the United States. The Company’s national competitors, both print and online or online only, include Trader Publishing Company (publishers of For Rent), Network Communications Inc. (publishers of Apartment Finder), Classified Media Ventures (publisher of Apartments.com), EBAY (publishers of Rent.com) and Homestore, Inc. (publishers of Rent.net).

New Homes

The Company is the leading publisher of new home guides with 31 publications in 25 major markets including Denver, Phoenix, Dallas-Fort Worth, Philadelphia, Orlando and Houston. In 2005, the Company launched a new guide in the Washington, DC market and purchased new home publications in Charlotte, Atlanta, Jacksonville, Nashville, Seattle and Portland, OR.

The New Home Guide publications provide informational listings about featured new home communities with the majority of advertising revenue contributed by builders and developers. Most of the Company’s New Home Guide publications are published bi-monthly with a combined monthly circulation of approximately 600,000. The New Home Guide is available free to consumers at leading retailers in each market through the Company’s proprietary DistribuTech distribution network. New Home Guide advertisers purchase an integrated media package that includes advertising in their local print guide as well as a listing on Newhomeguide.com, which received over 4.9 million unique users in 2005 and featured over 5,000 total communities as of December 31, 2005. In 2005, the Company acquired the American Home Guide family of web sites that include 350 specific web sites that showcase new homes, including AmericanHomeGuides.com, FloridaGuide.com and ClickNewHomes.com. The Company’s New Home Guide clients are also listed on the American Home Guide family of sites, providing its advertisers with maximum exposure to potential new home buyers. Over 8 million visitors used the Company’s New Home websites in 2005. The Company competes primarily with local newspapers and national competitors such as Network Communications, Inc. (publishers of New Home Finder), and Homestore, Inc. (publisher of HomeBuilder.com)

Autos

The Company’s newest guide roll-out is Auto Guide and AutoGuide.com. Consumer Guides launched its first Auto Guide in Charlotte, North Carolina in March 2004 and rapidly expanded its presence in 2005 to a total of 14 automotive publications in North Carolina, Georgia, Florida, Southern California, Wisconsin and New England. The Company believes that the auto sector represents an attractive opportunity for growth with an addressable advertising market that is greater than that of its core apartment advertising market. The Company attributes its success in rapidly expanding into this space to the availability of its proprietary distribution channels, successful direct media sales experience and results-driven business model that proves the value of its advertising to its clients.

Auto Guide markets an integrated media program to auto dealers that advertises their pre-owned auto inventory in high quality local publications available free to consumers at leading local retailers as well as on the national web site AutoGuide.com. AutoGuide.com, which was launched in the third quarter of 2005, will be expanded in 2006 to include comprehensive technical information on all auto listings, flexible search functionality and several advanced listing features that will allow dealers to highlight certain portions of their auto inventory.

Auto Guide competes in each local market with traditional mass media, including local television, radio, newspaper and outdoor. On a national basis, the Company’s main competitors are Trader Publishing Company (publisher of Auto Trader and Auto Mart), Classified Media Ventures (publisher of Cars.com) and EBAY(publisher of EBAY Automotive).

DistribuTech

DistribuTech is the nation’s largest distributor of free publications, and distributes PRIMEDIA’s consumer guides and over 1,600 third-party titles. In 2005, publications were distributed to more than 50,000 leading grocery, convenience, video and drug stores, universities, military bases, major employers and other locations in 73 metropolitan areas. Approximately one-third of these locations have exclusive distribution agreements with DistribuTech. The guides are typically displayed in free-standing, multi-pocket racks located in high-visibility, high traffic locations at the entrance or exit of major retailers. DistribuTech generates revenues by leasing rack pockets to other publications and providing warehousing and delivery distribution services to these publications. DistribuTech stocks the racks at each location an average of two to three times per week. DistribuTech competes for third-party publication distribution primarily on the basis of its prime retail locations and its service. DistribuTech’s principal competitor is Trader Distribution Services, a division of Trader Publishing Company.

Recent Developments

Acquisition of Rentclicks

On January 31, 2006, the Company announced the acquisition of RentClicks.com, the largest online marketplace for small unit rental properties, which is the largest segment of the rental market. RentClicks provides landlords, investors, and property managers with an efficient, easy to use Web-based tool to advertise rental properties to qualified and informed rental customers. Consumer Guides plans to leverage its operating experience, financial strength and reach of its proven guides business to capitalize on RentClicks’ significant position in this large segment of the rental market. The cost of this acquisition was $12,500.

Education Segment

PRIMEDIA Education is comprised of Channel One, a proprietary network to secondary schools, Films Media Group, a leading source of educational videos available in multiple formats, and PRIMEDIA Healthcare, a continuing medical education business.

Education Products

Channel One News is the highest rated teen television program, reaching over 7 million teens in over 300,000 classrooms across the U.S. and is a daily, closed circuit television news program delivered to secondary school students in their classrooms. Channel One News’ average teen audience is ten times larger than the average teen audience of the five cable news networks and the evening newscasts of ABC, CBS, and NBC combined, and is twenty times larger than MTV’s average weekly teen audience.

Channel One generates the majority of its revenue by selling two minutes of advertising shown during each 12-minute Channel One News daily newscast. Channel One News airs only during the school year, typically middle of August through early June. Since Channel One News program does not air during the summer months, Channel One sees a seasonal revenue drop in the Company’s third quarter each year.

The Films Media Group is a leading distributor of videos, DVDs, and CD-ROMs to schools, colleges, and libraries in North America. Its products are sold mostly by direct mail to teachers, instructors and librarians and primarily serve students in grades 8 to 12 and in college. Films Media Group has seen the demand for VHS formats decline in favor of DVD, and developed a platform for the digital distribution of its content library suited to the technology structure at learning institutions. The major competitors are Discovery Communications, Inc., PBS Video and Schlessinger Media, a division of Library Video Company.

PRIMEDIA Healthcare, previously part of Workplace Learning, which was discontinued, provides continuing medical education principally dealing with the central nervous system.

Divestitures

The Company has traditionally managed its portfolio of media assets by opportunistically divesting assets no longer core to the Company’s overall strategy. In 2005, PRIMEDIA continued to focus on reducing the amount of debt and preferred stock on its balance sheet.

In the first quarter of 2005, the Company completed the sale of About.com for approximately $410.6 million, which was part of the Enthusiast Media segment. During the first half of 2005, the Company completed the sale of its Workplace Learning division for approximately $21,300. In the third quarter of 2005, the Company sold its Business Information Segment for approximately $385 million and subsequently sold Ward’s Automotive Group (“Ward’s”) in the fourth quarter for $5.75 million. Also in the third quarter, the Company discontinued the operations of two magazines in the Enthusiast Media segment. During the fourth quarter of 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment. The Company also discontinued the operations of its Software on Demand division, part of the Education segment. At December 31, 2005 the assets and liabilities of the Crafts and History groups are classified as held for sale on the accompanying consolidated balance sheet. In February 2006, the Company completed the sale of the History group.

Financial results for these divestitures and planned divestitures are reported in discontinued operations on the statements of consolidated operations for all periods presented.

Production and Fulfillment

Virtually all the Company’s print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services have been and can be purchased at favorable prices. The Company provides most of the content for its Web sites but outsources technology and production.

The principal raw material used in the Company’s products is paper which is purchased directly from several paper mills, including three of the industry’s largest paper mills, and from merchants. Paper prices increased 7.2% in 2005.

The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials and is therefore subject to postal rate changes. Many of the Company’s products are packaged and delivered to the U.S. Postal Service directly by the printers. Other products are sent from warehouses and other facilities operated by the Company. Postal rates did not increase in 2005, however in early 2006 postal rates increased by approximately 5.4%.

In the future, the Company may be affected by cost increases driven by inflation or market conditions.

Company Explores Separation of its Businesses

In the fourth quarter 2005, the Company announced that its Board of Directors authorized management, assisted by outside advisors, to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies. The plan being contemplated would separate Primedia’s Consumer Guides Segment from Primedia’s Enthusiast Media and Education Segments. The transaction is anticipated to take the form of a tax-free dividend of shares in the spun-off company that would be distributed pro rata to all Primedia shareholders. The Company’s management continues to examine all of the relevant issues before making a recommendation to the Board of Directors. The outside (non-KKR) directors are also meeting independently with their advisors to consider the possible spin transaction. The Company will make an announcement when any determinations are made by its Board of Directors.

Employees

During 2005, the Company’s headcount declined primarily due to divestitures and consolidation of certain functions. As of December 31, 2005, the Company had approximately 3,200 full time equivalent employees compared to approximately 4,500 at the end of 2004. None of its employees are union members. Management considers its relations with its employees to be good.

Company Organization

PRIMEDIA was incorporated on November 22, 1991 in the State of Delaware. The principal executive office of the Company is located at 745 Fifth Avenue, New York, New York, 10151; telephone number (212) 745-0100.

The Company holds regular conference calls to inform investors about the Company. To obtain information on these calls or to learn more about the Company please contact:

ERIC M. LEEDS
Senior Vice President, Investor Relations
Tel: 212-745-1885

The 2006 PRIMEDIA Annual Meeting of Shareholders will be held on Wednesday, May 17, 2006 at 10 a.m, at the Peninsula Hotel, 700 Fifth Avenue, New York, NY.

Available Information

The Company’s Internet address is: www.primedia.com. The Company makes available free of charge through its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.        RISK FACTORS

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

General economic trends, as well as trends in advertising spending and competition, may reduce our advertising and circulation revenues.

Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions and possible shifting of advertising spending amongst media. A decline in the level of business activity of certain of our advertisers, including U.S. and non-U.S. automobile manufacturers, has had an adverse effect on our revenues and profit margins. Additionally, high levels of condominium conversions limited existing and potential customers from Apartment Guide markets and decreased vacancy rates in markets with higher condominium conversions and in markets with significant levels of temporary residents caused by Hurricane Katrina, constraining growth in one of our segments. Extraordinary weather conditions, like Hurricane Katrina, can impact newsstand sales, advertising revenues and other revenues like distribution. Any adverse impact of economic conditions on the Company is difficult to predict but it may result in reductions in advertising revenue. Additionally, if geopolitical events negatively impact the economy or advertising spending patterns change, our results of operations may be adversely affected.

Our circulation revenues are subject to the risks arising from our ability to institute price increases for our print products and are affected by: competition from other publications and other forms of media available in the Company’s various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine buying among young people and increasing costs of circulation acquisition.

We have substantial indebtedness and other monetary obligations, which consume a substantial portion of the cash flow that we generate.

A substantial portion of our cash flow is dedicated to the payment of interest on indebtedness which reduces funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

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

•       declare or make dividend payments on our common stock.

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

As of December 31, 2005, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership (“KKR Associates”), and KKR GP 1996 LLC, a Delaware limited liability company (“KKR GP 1996”), each an affiliate of KKR, are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, three of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

Increases in paper and postage costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our print products and direct mail solicitations. The Company incurred paper price increases in both 2004 and 2005 after many years of stable or lower prices, and anticipates additional modest increases for 2006. However, worldwide demand, strikes and extraordinary weather conditions could result in higher prices in 2006. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Postal rates increased in 2006 by approximately 5.4%. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

We depend on some important employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our key employees. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our management, sales and editorial teams. The loss of the services of any of our key employees may harm our business.

The Company’s management also is concerned about the intense competition in this economy for the hiring and retention of qualified financial personnel and the demands surrounding increased financial disclosure.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES.

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2005. These properties were leased by the Company initially for use in its operations but as a result of divestitures and consolidations, certain of these properties are now leased to third party tenants. Of the total of approximately 1.8 million rentable square feet currently under lease, approximately 482,000 rentable square feet are fully subleased to third parties. The locations presently used by the Company for its operations are considered adequate by the Company for its present needs.

Principal Locations	Principal Use	Approximate Rentable Square Feet (rsf)	Type of Ownership Expiration Date of Lease
New York, NY 745 Fifth Ave.	Executive and administrative offices (Corporate)	81,041	Lease expires in 2008, 38,023 rsf sublet
New York, NY 249 W. 17th Street	Executive and administrative offices (Corporate)	19,500	Lease expires in 2007
New York, NY 1440 Broadway	Executive and administrative offices (Education)	206,801	Lease expires in 2015, 184,220 rsf currently sublet
New York, NY 200 Madison Ave.	Executive and administrative offices (Enthusiast Media)	45,480	Lease expires in 2006
New York, NY 260 Madison Ave.	Executive and administrative offices (Enthusiast Media)	33,208	Lease expires in 2008
New York, NY 261 Madison Ave.	Executive and administrative offices (Enthusiast Media)	40,324	Lease expires in 2008, 8,869 rsf sublet
Lawrenceville, NJ 2572 Brunswick Pike	Printing and video duplication (Education)	54,000	Lease expires in 2013
Anaheim, CA 2400 Katella Ave.	Executive and administrative offices (Enthusiast Media)	33,522	Lease expires in 2008
Los Angeles, CA 6420 Wilshire Blvd.	Executive and administrative offices (Enthusiast Media)	207,469	Lease expires in 2009, 75,070 rsf currently sublet
Los Angeles, CA 5300 Melrose Avenue	Executive and administrative offices and broadcast production (Education)	26,221	Lease expires in 2006
Harrisburg, PA 6375 Flank Drive	Executive and administrative offices (Enthusiast Media)	14,107	Lease expires in 2014
Harrisburg, PA 6405 Flank Drive	Executive and administrative offices (Enthusiast Media)	32,200	Lease expires in 2009
Norcross, GA 3585 Engineering Drive	Executive and administrative offices (Consumer Guides)	66,918	Lease expires in 2016
Carrolton, TX 4101 International Parkway	Executive and administrative offices, small printing and video duplication (Education)	205,750	Lease Expires 2014 Not paying rent, transferred With Sale to Trinity; however, Primedia retains secondary liability

ITEM 3.                LEGAL PROCEEDINGS.

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

PRIMEDIA Common Stock is listed on the New York Stock Exchange, under the ticker symbol “PRM”. As of February 28, 2006, there were 885 holders of record of PRIMEDIA Common Stock. The Company has not paid and has no present intention to pay dividends on its Common Stock. In addition, the Company’s bank credit facilities and Senior Notes impose certain limitations on the amount of dividends permitted to be paid on the Company’s Common Stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital and Other Resources-Financing Arrangements.” High and low sales prices for 2005 and 2004, as well as close prices on the last day of the quarter were as follows:

	2005 Sales Price
Quarters Ended	High	Low	Close
March 31	$4.44	$3.35	$4.35
June 30	$4.75	$3.35	$4.05
September 30	$4.75	$3.80	$4.09
December 31	$4.20	$1.48	$1.61

	2004 Sales Price
Quarters Ended	High	Low	Close
March 31	$3.06	$2.33	$2.70
June 30	$3.09	$2.51	$2.78
September 30	$2.78	$1.64	$2.35
December 31	$4.06	$2.15	$3.80

The closing stock price decreased 58% from December 31, 2004 to December 31, 2005. From January 1, 2006 through February 28, 2006, the high price for the stock was $2.40, the low price was $1.48 and the closing price on February 28, 2006 was $2.26.

Equity Compensation Plan Information

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of shareholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2005.

Recent Sales of Unregistered Securities

In June 2004, the Company issued to George Roberts, a former director of the Company, 90,082 shares of the Company’s unregistered Common Stock as compensation for his services as a director from March 1992 to May 2004. Mr. Roberts was permitted to defer payment of his director’s fees and receive the fees in the form of Common Stock pursuant to the Directors’ Deferred Compensation Plan. Mr. Roberts deferred the payment of an aggregate of $385,975 of directors’ fees that he would have otherwise received in cash at the time the services were provided. The issuance to Mr. Roberts was made by the Company in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2003, the Company issued 832,627 shares of its unregistered Common Stock in exchange for outstanding preferred stock of the Company in reliance on

Section 3(a)(9) of the Securities Act of 1933, as amended. The Company subsequently repurchased these 832,627 shares of Common Stock for $2.95 per share or approximately $2,456,250.

In February 2003, the Company issued to Michael Tokarz, a former Director of the Company, 29,284 shares of the Company’s unregistered Common Stock as compensation for his services as a director from October 1998 to May 2002. Mr. Tokarz, was permitted to defer the payment of his director’s fees and receive the fees in the form of Common Stock pursuant to the Directors’ Deferred Compensation Plan. Mr. Tokarz deferred the payment of an aggregate of $186,367 of directors’ fees that he would have otherwise received in cash at the time the services were provided. The issuance to Mr. Roberts was made by the Company in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.                SELECTED FINANCIAL DATA.

The selected consolidated financial data were derived from the audited consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

During 2005, the Company completed the sales of its Workplace Learning division and About.com, sold its Business Information Segment, shut down two magazines within the Enthusiast Media segment, sold Ward’s Automotive Group and discontinued its Software on Demand division. In addition, the Company has decided to sell the Crafts and History groups within the Enthusiast Media segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of these entities as discontinued operations for all periods presented.

PRIMEDIA INC. AND SUBSIDIARIES

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Operating Data:
Revenues, net(1)	$990,571	$969,796	$974,417	$1,007,234	$908,486
Depreciation of property and equipment(2)	31,810	27,777	29,823	39,630	46,545
Amortization of intangible assets and other(3)(4)	19,194	18,752	36,076	66,761	137,837
Operating income (loss)	116,287	125,709	104,321	25,021	(90,929)
Interest expense	(130,525)	(123,902)	(123,022)	(138,188)	(144,518)
Loss from continuing operations	(63,040)	(59,865)	(59,284)	(181,180)	(458,824)
Discontinued operations	627,658	95,335	98,156	(29,735)	(652,817)
Cumulative effect of a change in accounting principle(4)	—	—	—	(388,508)	—
Net income (loss)	564,618	35,470	38,872	(599,423)	(1,111,641)
Preferred stock dividends	—	(13,505)	(41,853)	(47,656)	(62,236)
Income (loss) applicable to common shareholders	564,618	21,965	(2,981)	(647,079)	(1,173,877)
Basic and diluted income (loss) applicable to common shareholders per common share(5):
Loss from continuing operations	$(0.24)	$(0.28)	$(0.39)	$(0.90)	$(2.41)
Discontinued operations	2.39	0.36	0.38	(0.12)	(3.01)
Cumulative effect of a change in accounting principle(4)	—	—	—	(1.53)	—
Net income (loss)	$2.15	$0.08	$(0.01)	$(2.55)	$(5.42)
Basic and diluted common shares outstanding (weighted average)	263,031,543	260,488,000	259,230,001	253,710,417	216,531,500
Balance Sheet Data:
Intangible assets and goodwill, net	$994,581	$1,145,463	$1,178,941	$1,323,560	$2,029,727
Total assets	1,389,468	1,559,048	1,636,121	1,835,620	2,731,219
Long-term debt(6)	1,456,770	1,635,964	1,562,441	1,727,677	1,945,631
Shares subject to mandatory redemption (Exchangeable preferred stock)(7)	—	474,559	474,559	484,465	562,957

Notes to Selected Financial Data (dollars in thousands)

(1)    As a result of divestitures made in 2005 and the related requirements of SFAS 144, the Company reclassified amounts from revenues, net, to discontinued operations for the years ended December 31, 2004, 2003, 2002, and 2001 as follows:

	Years Ended December 31,
	2004	2003	2002	2001
Revenues, net (as reported in 2004 Form 10-K)	$1,307,079	$1,282,750	$1,340,763	$1,299,239
Less:
Effect of SFAS 144 for 2005 divestitures	337,283	308,333	333,529	390,753
Revenues, net (as reclassified)	$969,796	$974,417	$1,007,234	$908,486

(2)    Includes an impairment of property and equipment of $4,440 and $8,657 for the years ended December 31, 2005 and 2002, respectively.

(3)    Includes an impairment of intangible assets, goodwill and other, of $8,888, $6,700, $13,780, $33,543, and $14,005 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(4)    In connection with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”),  on January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets as a cumulative effect of a change in accounting principle. Additionally, SFAS 142 prohibited the amortization of goodwill and indefinite lived intangible assets, effective January 1, 2002. Amortization expense for goodwill and certain trademarks which ceased being amortized under SFAS 142 (excluding provisions for impairment) was $36,876 for the year ended December 31, 2001.

(5)    Basic and diluted income (loss) per common share, as well as the basic and diluted common shares outstanding, were computed as described in Note 16 of the notes to the consolidated financial statements included elsewhere in this Annual Report.

(6)    Excludes current maturities of long-term debt.

(7)    The Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“SFAS 150”), prospectively, effective July 1, 2003, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. Such stock is described as shares subject to mandatory redemption and dividends on these shares are now described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2005, 2004 and 2003 by $24,956, $45,124 and $22,547, respectively, which represents interest on shares subject to mandatory redemption of $24,203, $43,780 and $21,889 and amortization of issuance costs of $753, $1,344 and $658 which are included in the amortization of deferred financing costs on the accompanying statements of consolidated operations. If SFAS 150 was adopted on January 1, 2001, loss from continuing operations would have increased by $22,670, $18,431 and $54,692 for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 and 2002 increase to loss from continuing operations has been reduced by a net gain of $944 and $32,788, respectively, on exchanges of the shares subject to mandatory redemption. During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS).

Introduction

The following discussion and analysis summarizes the financial condition and operating performance of the Company and its business segments and should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Executive Summary

Our Business

The Company’s revenues are generated from advertising (print and online), circulation (subscriptions and newsstand sales) and other sources including online lead generation, events, third party distribution, television and video programs, list rental, brand licensing and merchandising. PRIMEDIA’s Operating Expenses, for segment EBITDA purposes, include cost of goods sold, exclusive of depreciation of property and equipment (paper and printing); marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as “Operating Expenses.” See Why We Use the Term Segment EBITDA).

The Company has three reportable segments which best enable it to execute key investment and organic growth initiatives. Those segments are Enthusiast Media, Consumer Guides and Education.

Background

Historically, PRIMEDIA was a broad based media enterprise resulting from a series of acquisitions and comprised of numerous disparate assets. Since 2000, the Company has been opportunistically divesting selective properties in order to better focus on its core businesses and reduce debt and shares subject to mandatory redemption. The Company has been positioning itself as a highly focused targeted media company which is investing in its businesses to drive growth.

Additionally, to counter the effects of the weakness in the overall advertising environment, the Company aggressively attacked its cost structure. The Company also realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth. These initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

Overall, these actions have made the Company a more efficient organization with a strengthened balance sheet and improved liquidity.

Business Trends

The media industry continues to be adversely affected by an overall advertising environment that is softer than historical norms, declining newsstand sales of consumer magazines and budgetary constraints in the education markets. Additionally, recent high levels of condominium conversions limited existing and potential customers from Apartment Guide markets and decreased vacancy rates affected.

In 2005, revenue growth was driven by the rapid expansion of the Consumer Guide Segment’s Auto Guide division, organic growth and acquisitions in the Segment’s New Home Guide business, and the expansion of its retail distribution program in DistribuTech.

Company Strategy

The Company’s strategy is to focus on its core targeted media businesses and grow by leveraging and expanding its market-leading brands. During 2005, the Company made organic growth its top priority. PRIMEDIA is well positioned to capitalize on the shift away from mass advertising to targeted media.

The Company is implementing its organic growth strategy through various actions, including:

•       expanding the Internet, particularly in developing new transactional marketplaces,

•       introducing new products, such as merchandise, videos and dvds,

•       improving and upgrading existing products,

•       expanding into new markets,

•       broadening its advertiser base to include non-endemic national advertisers, and corporate sponsorships of public affair topics relevant to teens (in the Education segment),

•       optimizing distribution, and

•       leveraging its well known brands through extensions including events, television, radio, licensing and merchandising.

The Company’s business segments are highlighted in the segment discussions below and in the Results of Operations section.

2005 Summary Consolidated Results

In 2005, revenues were $990,571, up 2.1% as compared to $969,796 in 2004. Revenue increased at the Company’s Consumer Guides segment, while revenues at the Enthusiast Media and Education segments decreased $9,519. In 2005, Operating Expenses were $813,810 up 4.3% compared to 2004. In 2005, operating income was $116,287 from $125,709 in 2004 due mainly to the planned impact of $19,500 of investments in the Consumer Guide segment. This investment in the Consumer Guide segment was partially offset by a provision for unclaimed property in 2004. Net income was $564,618 in 2005 compared to $35,470 in 2004, as 2005 included gains on the sales of the Business Information Segment of $221,978, About, Inc. of $378,930, PRIMEDIA Workplace Learning of $2,806 and Ward’s of $501.

Segment Strategy

•       Enthusiast Media—The Company is focusing on investing in expanding non-print revenue verticals, principally the Internet, to offset the Company’s difficult advertising and newsstand sales environment, redesigning and reinvigorating products, upgrading staffing, managing newsstand draw and reducing raw material and distribution costs for print publications.

•       Consumer Guides—The Company is focusing on bringing the recent Auto Guide launches to profitability, and expanding its presence in the online marketplace for small unit rental properties with the acquisition of Rentclicks.com in early 2006. This segment of the market, which consists of rental houses, town homes, condos and single unit apartment accounts for approximately 70% of the total rental market. The Company believes that it can capture a new segment of the rental marketplace as well as recapture a portion of the Apartment Guide revenue lost to condominium conversion.

•       Education—New management at Channel One is focused on broadening the revenue base while controlling costs. Films Media Group is focused on the rollout of its digital platform of titles in 2006. The PRIMEDIA Healthcare focus is to expand into disciplines other than psychopharmacology. PRIMEDIA Healthcare increased revenue and Segment EBITDA in 2005 and has already secured 2006 revenue in excess of 2005 revenue.

Enthusiast Media

Enthusiast Media

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company’s Automotive, Outdoors and Marine, Action Sports, Equine, Soaps and Home Technology magazine groups, the Internet, events, and licensing and merchandising. In 2005, revenues for the Enthusiast Media segment were $608,032, down 1.5%, and Segment EBITDA (as defined below) was $122,504, down 5.8%, compared to 2004.

The Company’s strategy for this segment is to drive growth through:

•       expanding the Internet business,

•       improving product quality,

•       improving circulation management, and

•       attracting non-endemic, national advertisers.

Expanding the Internet Business

PRIMEDIA sees a significant growth opportunity through building multiple online revenue streams, including subscriber acquisition, transactions, lead generation and online advertising. During 2005, the Company took a major step forward with its Internet strategy with the additions of Automotive.com and Equine.com. The combination of Automotive.com with the Company’s automotive Internet sites provides a platform for maximizing advertising and lead generation revenues across all those sites. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com with the auto Internet sites provides a platform for maximizing advertising and lead generation revenues among those sites. Equine.com is the world’s largest online marketplace for equine enthusiasts. The Company intends to extend Equine.com’s proprietary technology and unique marketing to its other industry categories such as Marine and Outdoors where it plans to develop new transactional marketplaces in 2006.

Improving Product Quality

The Company has instituted a multi-faceted program to improve circulation economics. Building on the Company’s redesign program, PRIMEDIA has established a more coordinated effort to leverage advertising, content and design expertise to increase efficiencies, manage costs and appropriately utilize talent. PRIMEDIA has expanded its cover testing program to encompass both cover testing and reader feedback on future content, is in the process of upgrading talent at key positions and is implementing content testing to secure additional advertising revenue and ultimately increase newsstand sales.

Improving Circulation Management

PRIMEDIA’s focus in 2006 is to resolve circulation problems by improving the products; upgrading talent in key positions; reducing draw (number of copies printed for sale) and reinvesting resulting savings into higher quality newsstand copies. By cutting newsstand draw surgically and reinvesting those savings in bigger package size, better paper stock and editorial and art upgrades, the Company believes both circulation and advertising revenue will increase. Results for Motor Trend and Hot Rod redesigns in 2004 have shown that the strategy works when properly applied and monitored.

Attracting Non-Endemic, National Advertisers

PRIMEDIA continues to make progress in attracting non-endemic national advertisers, particularly those aiming to reach the valuable 18-34 male demographic. Non-endemic advertising represents 15% of total print advertising for this segment. Well recognized brands such as McDonald’s and Procter and Gamble continue to seize advertising opportunities across PRIMEDIA’s print, Internet and event properties.

Consumer Guides

Consumer Guides

Revenues for the Consumer Guides segment were $317,134, up 10.5%, and Segment EBITDA was $74,921, down 8.0% compared to 2004. As expected, 2005 profitability was adversely impacted by several investments totaling approximately $19,500, comprised of:

•       Launch of 6 Auto Guide publications and continued investment in 2004 launches

•       Launch of one New Home Guide publication

•       Additional retail distribution for DistribuTech

Apartment Guide

The Segment’s largest business, Apartment Guide and its online property ApartmentGuide.com, continued its market leadership in the most difficult market conditions in the business’s 31 year history. The year presented significant challenges, including unprecedented levels of condominium conversions that eliminated existing and potential customers from Apartment Guide markets and decreased vacancy rates in markets with high condominium conversion. Apartment Guide revenue was down slightly in 2005. The Company attributes Apartment Guide’s relative stability in these adverse market conditions to its brand leadership both in print and online.

The Company continues to capitalize on the online potential of the Apartment business. ApartmentGuide.com grew unique users 8.8% in 2005, and continues to be the most recognized brand in the apartment rental industry. “Apartment Guide Printernet”, Apartment Guide’s combined offering of best-in-class print and Internet media provided approximately 8 million leads to customers in 2005.

Auto Guide

With a potential advertising market that is larger than that of the apartment industry, the Company believes that Auto Guide represents a very attractive long-term opportunity that is at least comparable to its 31-year old Apartment Guide business. In 2005, the Company launched 6 Auto Guide publications and acquired 7 other auto publications, bringing the total Auto Guide publications to 14.

New Home Guide

In 2005, the New Home Guide business and its online property, NewHomeGuide.com enjoyed the best year in its history with annual revenue growth of 60% in 2005. The Company grew its New Home Guide presence through organic growth of 31% in its existing markets, through the launch of a new magazine in the Washington, DC market and the acquisition of new print guides in the Atlanta, Charlotte, Jacksonville, Nashville, Seattle and Portland markets, bringing its total markets served to 25. The Company also significantly expanded its new homes Internet presence with the acquisition of americanhomeguides.com.

The acquisition provides new home advertisers with millions of additional potential customers and provides consumers with access to more new home listings across the country.

DistribuTech

In 2005, DistribuTech made significant investments in its expansive nationwide distribution network of leading retailers. The Company renewed existing agreements and entered new agreements to both maintain its existing locations and expand its distribution to new locations and new retail chains. These investments insure continued top quality placement for Consumer Guide’s existing publications and provide the Company with the platform to rapidly roll out its new market publications, and to continue to grow its third party distribution business. This expanded capacity led to DistribuTech’s strong 17.5% revenue growth in 2005.

Education

The Education segment is comprised of the businesses that provide content to schools, universities, and medical professionals. It includes Channel One, Films Media Group and PRIMEDIA Healthcare. In 2005, revenues for the Education segment were $65,903, down 0.7%, and Segment EBITDA was $7,012, up 16.3% compared to 2004.

Changes in management in the Education businesses enabled the segment to stem the large revenue declines of prior year and contribute to Segment EBITDA growth. To improve Channel One advertising, the division has begun to broaden its revenue base and is developing partnership and sponsorship opportunities with corporations and organizations regarding public affair topics that are relevant to teens. PRIMEDIA Healthcare has already secured bookings for 2006 in excess of its total revenue for 2005. Films Media Group experienced revenue growth for the year and is focusing on the rollout of its digital platform in 2006 to make its extensive library of titles available in various digital formats.

Forward-Looking Information

PRIMEDIA, in its fourth quarter 2005 earnings conference call with investors and related earnings release on February 21, 2005, indicated that, using 2005 reported results as the base, it expected, on a consolidated basis, year-over-year mid single digit percentage revenue growth and low-to-mid single digit percentage Segment EBITDA growth, after corporate overhead. The Company expects that most of its 2006 revenue and Segment EBITDA growth will occur in the second half of the year.

For the full year 2006, the Company expects its Enthusiast Media segment to deliver year-over-year mid single digit percentage revenue growth and low-to-mid single digit percentage Segment EBITDA growth. Adversely impacting Enthusiast Media’s Segment EBITDA in 2006 are expected cost increases for paper and ink; and the United States Postal Service’s 2006 postage rate increase, totaling approximately $10 million.

For the full year 2006, the Company expects its Consumer Guides segment to deliver year-over-year mid single digit percentage revenue and Segment EBITDA growth. This growth is expected to be led by strong gains in New Home Guide and Auto Guide, expected growth in the RentClicks.com business, offset by flat to modest declines in the Company’s Apartment Guide business.

This Annual Report contains forward-looking statements as that term is used under the Private Securities Litigation Act of 1995 and are based on the current assumptions, expectations and projections of the Company’s management about future events. Although the assumptions, expectations and projections reflected in these forward-looking statements represent management’s best judgment at the time, the Company can give no assurance that they will prove to be correct. Numerous factors, including those related to market conditions and those detailed from time-to-time in the Company’s filings with the

Securities and Exchange Commission, may cause results of the Company to differ materially from those anticipated in these forward-looking statements. Many of the factors that will determine the Company’s future results are beyond the ability of the Company to control or predict. These forward-looking statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company cautions you not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. All references to “Company” and “PRIMEDIA” as used throughout this presentation refer to PRIMEDIA Inc. and its subsidiaries.

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control. Internally, the Company’s chief operating decision maker, its Chairman, President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss, as determined in conformity with accounting principles generally accepted in the United States of America, as an indicator of the Company’s operating performance. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to net income for the Company’s three segments in their respective segment discussions below.

Why We Use the Term Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, net and capital lease obligations (“Free Cash Flow”).

The Company believes that the use of Free Cash Flow enables the Company’s chief operating decision maker, its Chairman, President and CEO, and the executive team to make decisions based on the Company’s cash resources. Free Cash Flow also is considered to be an indicator of the Company’s liquidity, including its ability to reduce debt and shares subject to mandatory redemption and make strategic investments.

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

Discontinued Operations

In the first quarter of 2005, the Company completed the sale of About.com for approximately $410.6 million, which was part of the Enthusiast Media segment. During the first half of 2005 the Company completed the sale of its Workplace Learning division for approximately $21,300. In the third quarter of 2005, the Company sold its Business Information Segment for approximately $385 million and subsequently sold Ward’s Automotive Group (“Ward’s”) in the fourth quarter for $5.75 million. Also in the third quarter, the Company discontinued the operations of two magazines in the Enthusiast Media segment. During the fourth quarter of 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment. The Company also discontinued the operations of its Software on Demand division, part of the Education segment. In February 2006, the Company completed the sale of the History group.

Financial results for these divestitures and planned divestitures are reported in discontinued operations on the statements of consolidated operations for all periods presented.

Segment Data

The following table presents the results of the Company’s three operating segments and Corporate for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Revenues, net:
Enthusiast Media	$608,032	$617,058	$623,606
Consumer Guides	317,134	287,093	276,639
Education	65,903	66,396	79,641
Intersegment Eliminations	(498)	(751)	(5,469)
Total	$990,571	$969,796	$974,417
Segment EBITDA(1):
Enthusiast Media	$122,504	$130,001	$126,080
Consumer Guides	74,921	81,480	83,163
Education	7,012	6,028	16,638
Corporate Overhead	(27,676)	(27,788)	(28,205)
Total	$176,761	$189,721	$197,676
Depreciation, amortization and other charges(2):
Enthusiast Media	$18,458	$21,949	$24,996
Consumer Guides	11,551	11,199	11,834
Education	20,850	15,929	28,390
Corporate Overhead	9,615	14,935	28,135
Total	$60,474	$64,012	$93,355
Operating income (loss):
Enthusiast Media	$104,046	$108,052	$101,084
Consumer Guides	63,370	70,281	71,329
Education	(13,838)	(9,901)	(11,752)
Corporate Overhead	(37,291)	(42,723)	(56,340)
Total	$116,287	$125,709	$104,321
Other income (expense):
Provision for impairment of investments	—	(804)	(8,975)
Interest expense	(130,525)	(123,902)	(123,022)
Interest on shares subject to mandatory redemption(3)	(24,203)	(43,780)	(21,889)
Amortization of deferred financing costs	(4,291)	(4,986)	(3,462)
Other income (expense), net	(13,564)	1,805	(2,887)
Loss from continuing operations before provision for income taxes	(56,296)	(45,958)	(55,914)
Provision for income taxes	(6,744)	(13,907)	(3,370)
Loss from continuing operations	(63,040)	(59,865)	(59,284)
Discontinued operations(4)	627,658	95,335	98,156
Net income	$564,618	$35,470	$38,872

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company’s operating performance. Segment

EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to net income for the years ended December 31, 2005, 2004 and 2003 for each of the Company’s segments in their respective segment discussions below.

(2)          Depreciation for the years ended December 31, 2005, 2004 and 2003 was $31,810, $27,777 and $29,823, respectively, and includes an impairment for property and equipment of $4,440 for the year ended December 31, 2005. Amortization for the years ended December 31, 2005, 2004 and 2003 was $19,194, $18,752 and $36,076, respectively. Amortization includes an impairment of intangible assets, goodwill and other of $8,888, $6,700, $13,780 for the years ended December 31, 2005, 2004 and 2003, respectively. Other charges (income) include severance related to separated senior executives of $1,775 (including non-cash compensation of $146), $658 and $9,372 for the years ended December 31, 2005, 2004 and 2003, respectively, non-cash compensation of $6,089, $6,097 and $11,184 for the years ended December 31, 2005, 2004 and 2003, respectively, provision for severance, closures and restructuring related costs of $1,815, $8,254 and $7,124 for the years ended December 31, 2005, 2004 and 2003, respectively, a provision for unclaimed property of $3,439 for the year ended December 31, 2004 and gain on sale of businesses and other, net, of $209, $965 and $224 for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)          Effective July 1, 2003, the Company prospectively adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires the Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2005, 2004 and 2003 by $24,956, $45,124 and $22,547, respectively, which represents primarily interest on shares subject to mandatory redemption of $24,203, $43,780 and $21,889 and amortization of issuance costs of $753, $1,344 and $658, respectively, which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. If SFAS 150 was adopted on January 1, 2003 loss from continuing operations, would have increased by $22,670 for the year ended December 31, 2003. The 2003 increase to loss from continuing operations has been reduced by a net gain of $944 on exchanges of shares subject to mandatory redemption. During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption.

(4)          Discontinued operations includes gains on sale of businesses, net of tax, of $604,215, $43,535 and $124,426 in 2005, 2004 and 2003, respectively.

Results of Operations

2005 Compared to 2004

Consolidated Results:

Revenues, Net

Consolidated revenues were $990,571 in 2005 compared to $969,796 in 2004:

	Years Ended December 31,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$638,241	$628,381	1.6
Circulation	204,429	215,231	(5.0)
Other	147,901	126,184	17.2
Total	$990,571	$969,796	2.1

Advertising revenues increased by $9,860 in 2005 compared to 2004 due to an increases of $21,654 in the Consumer Guides segment, partially offset by decreases of $7,092 and $4,702 in the Enthusiast Media and Education segments, respectively. Circulation revenues decreased $10,802 in 2005 in the Enthusiast Media segment. Other revenues increased $21,717 in 2005 compared to 2004 due to increases in the Enthusiast Media segment of $8,936, Consumer Guides of $8,387 and the Education segment of $4,394. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income (Loss)

Operating income was $116,287 in 2005 compared to $125,709 in 2004. The improvement in operating income in 2005 was primarily due to the increase in revenues of $20,775 partially offset by anticipated investments, mainly in Consumer Guides for new product launches and renewals and expansions of distribution agreements for DistribuTech. Amortization and depreciation expenses increased $442 and $4,033, respectively, in 2005 compared to 2004 primarily due to impairment provisions recorded for certain long-lived and intangible assets during 2005, offset by lower depreciation and amortization expense related to assets that became fully amortized during the year. In addition, severance related to separated senior executives increased $1,117 to $1,775 in 2005 compared to $658 in 2004.

Net Income (Loss)

The Company had net income in 2005 of $564,618 compared to $35,470 in 2004. In 2005, the Company recorded gains on the sales of its Business Information Segment, of $221,978, About, Inc. of $378,930, PRIMEDIA Workplace Learning of $2,806 and Ward’s of $501, included in discontinued operations.

Interest expense increased $6,623, or 5.3% in 2005 to $130,525 from $123,902 in 2004. The increase in interest expense was due to increases on interest rates on floating rate debt during 2005.

Interest on shares subject to mandatory redemption was $24,203 for the year ended December 31, 2005 compared to $43,780 for the year ended December 31, 2004, as the company redeemed its Series D, F and H Exchangeable Preferred Stock during 2005. Amortization of issuance costs of $753 and $1,344 is included in the amortization of deferred financing costs on the accompanying statements of consolidated operations for the years ended December 31, 2005 and 2004, respectively. The Company redeemed all of its outstanding shares subject to mandatory redemption during 2005.

SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During 2005, the Company sold About.com, part of the Enthusiast Media segment and sold its Business Information Segment, as well as Ward’s. Also during 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment, and decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment. The Company discontinued the operations of Software on Demand, part of the Education segment.

During 2004, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com, New York magazine, Kagan World Media, American Demographics and About Web Services, About.com’s consumer Web hosting business. Additionally, in August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company does not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not significant. In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division and actively pursue the sale of this division, excluding PRIMEDIA Healthcare. As a result, the Company’s Education and Training segment has been renamed the Education segment. The Company subsequently sold its Workplace Learning division during 2005. During the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment.

In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the statements of consolidated operations for all periods presented. For the years ended December 31, 2005 and 2004, discontinued operations include a net gain on sale of businesses of $604,215 and $43,535, respectively.

Segment Results:

The results of the Company’s reportable segments are discussed below. All amounts are from Continuing Businesses unless otherwise specified.

Enthusiast Media Segment (includes Automotive, Outdoors, Marine, Equine, Action Sports, Soaps, Home Technology, Internet, events, licensing and merchandising)

Revenues, Net

Revenues, Net

Enthusiast Media revenues were $608,032 or 61.4% and $617,058 or 63.6% of the Company’s consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues decreased $9,026 or 1.5% in 2005 compared to 2004 as follows:

	Years Ended December 31,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$342,932	$350,024	(2.0)
Circulation	204,429	215,231	(5.0)
Other	60,196	51,260	17.4
Intersegment revenues	475	543
Total	$608,032	$617,058	(1.5)

Advertising Revenues

Advertising revenues decreased $7,092 or 2.0% in 2005 driven mainly by declines in the International Automotive, American Motorcycle and Consumer Automotive Groups.

International Automotive continued to experience a market correction that began in 2004, after several years of significant growth. This market correction led to an 11% decline in total advertising pages in the category, and a 21% decline in PRIMEDIA’s advertising pages in the category, according to Inquiry Management Systems/The Auditor (“IMS”). While PRIMEDIA maintains a leadership position with almost 60% of total ad pages, the Company is aggressively addressing the challenges of declining circulation, strong competitors with lower profit expectations, migration of customers away from the sector, fewer parts and accessories entrants into market than those leaving, migration of Lowrider wheel business to urban lifestyle titles, and the lack of a new tuner platform for a number of years. At the end of 2005, Honda introduced a redesigned Civic, which has been very well received and is expected to help the International Automotive category over time.

In the American Motorcycle Group, 2005 was plagued by poor performance in ad revenue and newsstand sales relative to the competition. According to IMS, PRIMEDIA’s advertising pages in the category declined 9% while total advertising pages in the category grew 7%. The Company believes that this underperformance was largely driven by staffing issues that are being resolved in 2006.

Consumer Automotive advertising was negatively impacted by reduced U.S. automaker advertising. In 2005, over 90% of Enthusiast Media’s advertising revenue was print advertising. Five percent of Enthusiast Media’s 2005 print advertising revenue came from U.S. automakers, 7% from non-U.S. automakers, 53% from automotive advertisers that are not automakers (aftermarket parts and accessories, as examples), and 35% from non-automotive advertisers. In 2005, U.S. automaker advertising declined 20% from 2004, while non-U.S. automaker advertising was flat year-over-year.

Advertising revenue declines described above were partially offset by strong growth in the Action Sports and Outdoors groups. According to IMS, advertising pages in Action Sports increased 6% lead by increases in non-endemic advertising, with the addition of key advertisers such as Gillette, Sony Music and Taco Bell. In the Outdoor group, Power & Motoryacht had a great year with over 7% increase in advertising revenue.

Circulation Revenues

Circulation revenues at Enthusiast Media declined $10,802 or 5.0% for the year ended December 31, 2005 due mainly to continued softness in newsstand sales for the Soap Opera and International Automotive titles, with revenue declines of 11% and 21%, respectively, in 2005 compared to 2004. These declines were partially offset by increases mainly in Outdoor and Marine.

Other Revenues

Other revenues for Enthusiast Media, which include events, licensing and merchandising, TV/Radio and list rental and lead generation increased $8,936, or 17.4%, in 2005 compared to 2004. The increase was led primarily by growth in licensing and merchandising, events and TV/Radio. Strong revenue growth of 34% in licensing was a result of new licensees signed across all categories, additional success with existing licensees, the increased availability of PRIMEDIA licensed products at retailers, and growth in video continuity programs. PRIMEDIA’s licensed products grew to approximately 650, up from 330 in 2004, and the Company’s products were available at approximately 65 retail chains and in nearly 1000 independent retailers. In the Outdoor category, TV revenue grew almost 44% mainly through the Company’s launch of two new television shows for a total of nine shows for which virtually all advertising was sold out in 2005.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 5.8% to $122,504 in 2005 from $130,001 in 2004. This decrease was due predominantly to the decrease in advertising and circulation revenues and an increase in paper costs. Segment EBITDA margin decreased to 20.1% in 2005 from 21.1% in 2004.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Segment EBITDA	$122,504	$130,001
Depreciation of property and equipment	13,450	13,581
Amortization of intangible assets and other	2,749	3,606
Provision for severance, closures and restructuring related costs	2,259	3,053
Provision for unclaimed property	—	2,748
Gain on sale of businesses and other, net	—	(1,039)
Operating income	$104,046	$108,052

Operating Income (Loss)

Operating income was $104,046 in 2005 compared to $108,052 in 2004, a decrease of $4,006, which was principally driven by the decrease in Segment EBITDA, partially offset by a provision for unclaimed property recorded in 2004 (see Note 20 of the notes to the consolidated financial statements).

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, ApartmentGuide.com, NewHomeGuide.com, Rentclicks.com, Autoguide.com, AmericanHomeGuides.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $317,134 or 32.0% and $287,093 or 29.6% of the Company’s consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $30,041 or 10.5% in 2005 compared to 2004 as follows:

	Years Ended December 31,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$260,905	$239,251	9.1
Other	56,229	47,842	17.5
Total	$317,134	$287,093	10.5

Advertising revenues for the Consumer Guides segment increased $21,654 to $260,905 in 2005 compared to $239,251 in 2004 primarily due to the launches of new Auto Guide and New Home Guide publications. The Company’s Apartment Guide continues to be impacted by high levels of condominium conversions that eliminated existing and potential customers from Apartment Guide markets and decreased vacancy rates in those markets.

Apartment Guide

Despite the difficult apartment rental market, Apartment Guide revenues were down slightly in 2005. The Company was able to maintain the Apartment Guide’s strong fundamental performance through an aggressive focus on its sales and servicing programs and by showcasing the industry leading performance of

ApartmentGuide.com. These efforts allowed Apartment Guide to increase its number of advertisers to approximately 22,000 and to maintain its strong advertiser renewal rate of approximately 90%. Apartment Guide.com attracted 28 million monthly page views and over 1.3 million unique users, increases of 6.8% and 8.8%, respectively, compared to 2004.

New Home Guide

New Home Guide posted strong advertising gains in 2005, up 60% from 2004. Based on fourth quarter 2005 revenue, the two New Home Guide publications launched in the first half of 2004, in Orlando and Houston, were running at a $1.8 million annualized revenue rate and the New Home Guide launched in the second quarter of 2005 in Washington DC was running at a $0.9 million annualized revenue rate.

Auto Guide

In 2005, Consumer Guides continued its investment in a major expansion of its Auto Guide business and its online property, AutoGuide.com. The Company grew this business to a total of 14 publications. In August, 2005, the Company launched the national website, AutoGuide.com, to provide its dealers with an integrated media product on which to advertise their vehicles. By year end, the Company had grown Auto Guide into a $14 million business based on annualized revenue run rate.

DistribuTech

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $8,387, or 17.5% in 2005 compared to 2004 due to continued expansion of its exclusive distribution network to new locations and new retail chains, increased rack utilization and a more effective pricing strategy. In 2005, DistribuTech added approximately 650 retail locations and boosted its total rack utilization to 79% at December 31, 2005 up from 77% at December 31, 2004.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $6,559 or 8.0% in 2005 to $74,921. The decrease in profitability was due mainly to investments of approximately $19,500 related to Auto Guide and New Home Guide launches and higher distribution expenses as the company signed several long term Distributech contracts. Segment EBITDA margin decreased to 23.6% in 2005 compared to 28.4% in 2004.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Segment EBITDA	$74,921	$81,480
Depreciation of property and equipment	8,330	7,989
Amortization of intangible assets and other	3,129	3,175
Non-cash compensation	180	—
Provision for severance, closures and restructuring related costs	121	28
Provision for unclaimed property	—	7
Gain on sale of businesses and other, net	(209)	—
Operating income	$63,370	$70,281

Operating Income

Operating income decreased $6,911 or 9.8% in 2005. This decrease is primarily driven by the decrease in Segment EBITDA.

Education Segment (includes Channel One, Films Media Group and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $65,903 or 6.7% and $66,396 or 6.8% of the Company’s consolidated revenues for 2005 and 2004, respectively. Education revenues decreased $493 or 0.7% in 2005 compared to 2004 as follows:

	Years Ended December 31,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$34,404	$39,106	(12.0)
Other	31,476	27,082	16.2
Intersegment revenues	23	208
Total	$65,903	$66,396	(0.7)

Advertising revenues, generated entirely by Channel One, decreased $4,702 in 2005 as compared to 2004. Channel One’s advertising revenue declined primarily due to a 37% decrease in US Government spending. This decrease was partially offset by revenue gains from major new sponsors including Verizon and Subway.

Other revenues increased $4,394 in 2005 as both Films Media Group and PRIMEDIA Healthcare had positive year-over-year revenue growth as a result of the fixes in the respective business models implemented starting in 2004. PRIMEDIA Healthcare has already secured revenues for 2006 exceeding those posted in 2005. Films Media Group is focusing on the rollout of its digital platform in 2006.

Segment EBITDA

Education Segment EBITDA increased $984 to $7,012 for the year ended December 31, 2005. This increase is principally due to significant cost cuts in late 2005 at Channel One, and revenue growth at both Films Media Group and PRIMEDIA Healthcare. These factors contributed to an increase in Segment EBITDA margin in 2005 to 10.6% compared to 9.1% in 2004.

Below is a reconciliation of Education Segment EBITDA to operating loss for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Segment EBITDA	$7,012	$6,028
Depreciation of property and equipment	7,534	3,253
Amortization of intangible assets and other	13,316	11,971
Provision for severance, closures and restructuring related costs	—	77
Provision for unclaimed property	—	628
Operating loss	$(13,838)	$(9,901)

Operating Loss

Operating loss increased $3,937 for the year ended December 31, 2005 due to increased depreciation and amortization expenses, due to the impairment of certain long-lived and intangible assets during 2005 of $4,440 and $8,888, respectively, partially offset by an increase in Segment EBITDA.

Corporate:

Corporate Administrative Expenses

Corporate administrative expenses, excluding non-cash compensation, was $27,676 for the year ended December 31, 2005, flat compared to $27,788 for the year ended December 31, 2004.

Operating Loss

Corporate operating loss decreased $5,432 in 2005 to $37,291 from $42,723 in 2004 principally driven by a decrease in restructuring expenses of $5,661, from an expense of $5,096 in 2004 to income of $565 in 2005, partially offset by an increase in senior executive severance of $1,117 to $1,775 in 2005.

Discontinued Operations

In accordance with SFAS 144, the Company has classified the operating results of all of its divested entities as discontinued operations for all periods presented.

Enthusiast Media

The Company discontinued the following entities within the Enthusiast Media segment during 2005: About, Inc, Ward’s Automotive Group, the Crafts and History groups, two magazine titles (shut down), and in 2004: Sprinks, New York magazine, About Web Services and six magazines titles (shut down). In February 2006, the Company completed the sale of the History group.

Discontinued operations of the Enthusiast Media segment for the years ended December 31, 2005 and 2004 include revenue of $95,805 and $128,562, respectively, operating income of $398,435 and $67,548, respectively, and gain on sale of businesses, net of tax, of $379,431 and $41,483, respectively.

Consumer Guides

The Company divested RealEstate.com, part of the Consumer Guides segment, during 2004.

Discontinued operations of the Consumer Guides segment for the year ended December 31, 2004 include revenue of $458, operating loss of $239 and a loss on sale of business, net of tax, of $506 from the sale of RealEstate.com.

Education

The Company discontinued the operations of its Software on Demand division during 2005. Additionally the Company discontinued the operations of its Workplace Learning division, excluding PRIMEDIA Healthcare in 2004. This division was subsequently sold during the first half of 2005.

Discontinued operations of the Education segment for the years ended December 31, 2005 and 2004 include revenue of $9,465 and $37,471, respectively, and operating loss of $201 and $11,353, respectively. For the year ended December 31, 2005, discontinued operations also includes a gain on sale of business, net of tax, of $2,806 related to the sale of Workplace Learning.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $159,107 and $222,792 are included in discontinued operations for the years ended December 31, 2005 and 2004, respectively. Also included is operating income of $237,584 and $25,169, and gain on sale of business, net of tax, of $221,978 and $2,558 for the years ended December 31, 2005 and 2004, respectively.

2004 Compared to 2003

Consolidated Results:

Revenues, Net

Consolidated revenues were $969,796 in 2004 compared to $974,417 in 2003:

	Years Ended December 31,		Percent
	2004	2003	Change
Revenues, net:
Advertising	$628,381	$629,358	(0.2)
Circulation	215,231	225,677	(4.6)
Other	126,184	119,382	5.7
Total	$969,796	$974,417	(0.5)

Advertising revenues decreased by $977 in 2004 compared to 2003 due to decreases of $324 and $5,552 in the Enthusiast Media and Education segments, respectively, partially offset by an increase $4,899 in the Consumer Guides segment. Circulation revenues decreased $10,446 in 2004, driven by the Enthusiast Media segment. Other revenues increased $6,802 in 2004 compared to 2003 due to increases at Enthusiast Media of $5,661 and Consumer Guides of $5,565, partially offset by a $4,424 decline at the Education segment. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $125,709 in 2004 compared to $104,321 in 2003. The improvement in operating income in 2004 was primarily due to a decrease in amortization and depreciation expenses. Amortization and depreciation expenses decreased $19,370 collectively in 2004 compared to 2003, primarily due to certain intangible assets and property and equipment that had become fully amortized. In addition, severance related to separated senior executives decreased $8,714 to $658 in 2004 compared to $9,372 in 2003. These expense reductions were partially offset by a provision for unclaimed property recorded during 2004.

Net Income

The Company had net income in 2004 of $35,470 compared to $38,872 in 2003. In 2004, the Company recorded a gain on the sale of New York Magazine of approximately $38,000 in discontinued operations and a gain on the sale of its investment in All About Japan, Inc. of approximately $16,700 in discontinued operations. In 2003, the Company recorded a gain on the sale of Seventeen Magazine and its companion teen properties of approximately $107,000 in discontinued operations.

Interest expense increased $880 or 0.7% in 2004 to $123,902 from $123,022 in 2003. The increase in interest expense was due to increases in floating rate interest rates and the additional debt issued in May 2004. The increase was largely mitigated by the Company’s lower average debt levels in the first half of 2004, prior to the redemption of the Series J Convertible Preferred Stock.

The Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“SFAS 150”), prospectively, effective July 1, 2003, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. Such stock is described as shares subject to mandatory redemption and dividends on these shares are now described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends.

The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2004 and 2003 by $45,124 and $22,547, respectively, which represents interest on shares subject to mandatory redemption of $43,780 and $21,889 and amortization of issuance costs of $1,344 and $658 which are included in the amortization of deferred financing costs on the accompanying statements of consolidated operations.

SFAS 144 requires sales or disposals of long-lived assets that meet certain criteria to be classified on the statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During 2003, the Company completed the sale of Seventeen, Simba Information, Federal Sources, CableWorld, Sprinks and RealEstate.com and during 2004, the Company sold New York magazine, Kagan World Media, American Demographics and About Web Services, About.com’s consumer Web hosting business.

Additionally, in August 2004, Folio and Circulation Management were contributed to a venture with a third party, under which the Company will not have a significant continuing involvement in the operations and the Company’s share of associated cash flows is not expected to be significant. The Company sold American Demographics in November 2004.

In September 2004, the Company announced that it would explore strategic options regarding its Workplace Learning division, excluding PRIMEDIA Healthcare. The Company subsequently completed the sale of this division during 2005. As a result, the Company’s Education and Training segment has been renamed the Education segment. In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment.

In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the statements of consolidated operations for all periods presented.

For the years ended December 31, 2004 and 2003, discontinued operations include a net gain on sale of businesses of $43,535 and $124,426, respectively.

Segment Results:

The results of the three reportable segments are discussed below.

Enthusiast Media Segment (includes Consumer Automotive, Performance Automotive, International Automotive, Outdoors, Action Sports, Lifestyles and Home Technology magazine groups, their related Web sites, events, and licensing and merchandising)

Revenues, Net

Enthusiast Media revenues were $617,058 or 63.6% and $623,606 or 64.0% of the Company’s consolidated revenues for 2004 and 2003, respectively. Enthusiast Media revenues decreased $6,548 or 1.1% in 2004 compared to 2003 as follows:

	Years Ended December 31,		Percent
	2004	2003	Change
Revenues, net:
Advertising	$350,024	$350,348	(0.1)
Circulation	215,231	225,677	(4.6)
Other	51,260	45,599	12.4
Intersegment revenues	543	1,982
Total	$617,058	$623,606	(1.1)

Advertising Revenues

Advertising revenues decreased $324 or 0.1% in 2004, detailed as follows:

The single biggest decline was in International Automotive, which began its market correction after several years of significant growth in the second half of 2004. According to Inquiry Management Systems/The Auditor (“IMS”) Advertising pages in International Automotive declined 11.0%, while competitive titles declined 30%. Similarly, in the Trucking category, PRIMEDIA’s pages declined 10.2%, while competitors’ declined 23%. These declines were offset by increases in Outdoor and Marine and Equine.

Circulation Revenues

Circulation revenues at Enthusiast Media declined $10,446 or 4.6% for the year ended December 31, 2004 due to lower subscription revenue and continued softness in single copy sales. Newsstand revenue gains at the Lifestyles and Soap Opera publications partially offset declines at the other groups, mainly in the International Automotive group.

Other Revenues

Other revenues for Enthusiast Media, which include licensing, list rental, events and other, increased $5,661, or 12.4%, in 2004 compared to 2003. The increase was primarily due to the success of the Company’s strategy to build brand extensions around its key franchises with growth in merchandising and licensing programs and events.

Segment EBITDA

Enthusiast Media Segment EBITDA increased 3.1% to $130,001 in 2004 from $126,080 in 2003. This increase was due predominantly to the overall decrease in expenses, partially offset by the increase in revenues. As a result, Segment EBITDA margin increased to 21.1% in 2004 from 20.2% in 2003.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Segment EBITDA	$130,001	$126,080
Depreciation of property and equipment	13,581	12,211
Amortization of intangible assets and other	3,606	8,853
Provision for severance, closures and restructuring related costs	3,053	4,190
Provision for unclaimed property	2,748	—
Gain on sale of businesses and other, net	(1,039)	(258)
Operating income	$108,052	$101,084

Operating Income (Loss)

Operating income was $108,052 in 2004 compared to $101,084 in 2003, an increase of $6,968. This increase was principally driven by the improvement in Segment EBITDA as well as decreases in amortization expense and restructuring related costs, partially offset by a provision for unclaimed property (see Note 20 of the notes to the consolidated financial statements).

Consumer Guides Segment (includes Apartment Guide, New Home Guide and Auto Guide publications and their related Web sites, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $287,093 or 29.6% and $276,639 or 28.4% of the Company’s consolidated revenues for 2004 and 2003, respectively. Consumer Guides revenues increased $10,454 or 3.8% in 2004 compared to 2003 as follows:

	Years Ended December 31,		Percent
	2004	2003	Change
Revenues, net:
Advertising	$239,251	$234,352	2.1
Other	47,842	42,277	13.2
Intersegment revenues	—	10
Total	$287,093	$276,639	3.8

Advertising revenues for the Consumer Guides segment increased $4,899 to $239,251 in 2004 compared to $234,352 in 2003 primarily due to growth in premium online advertising programs, New Home Guide and the launch of the first two Auto Guide publications. The Company’s Apartment Guide was impacted by a relatively low interest rate environment that caused a soft apartment rental market.

Apartment Guide

Despite the difficult apartment rental market, the Company was able to maintain the Apartment Guide’s strong fundamental performance through an aggressive focus on its sales and servicing programs and by showcasing the industry leading performance of ApartmentGuide.com. These efforts allowed Apartment Guide to maintain its strong advertiser renewal rate of approximately 90%. In 2004, Apartment Guide.com attracted 316 million page views and 14.6 million unique users, increases of 2.3% and 13%, respectively, compared to 2003.

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

Auto Guide

In 2004, PRIMEDIA added a third proprietary product to its Consumer Guides segment, Auto Guide. The Company used its first launch in Charlotte to test and modify several variations of publication format and selling models, optimizing the Auto Guide product. Launches in the "Triad’ section of North Carolina (Greensboro/Winston-Salem area) during November 2004 and the "Triangle’ (Raleigh-Durham, NC) area during January 2005 benefited from lessons learned in the Charlotte launch and had much faster growth. While the Charlotte publication took 29 weeks to reach a run rate of $1 million in annualized revenue, Triad reached that milestone in 5 weeks and Triangle launched at that revenue level.

DistribuTech

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, increased $5,565 in 2004 compared to 2003 due to continued growth of its exclusive distribution network, increased rack utilization and a more effective pricing strategy. Since the first quarter of 2003, DistribuTech added over 900 retail locations and boosted its total rack utilization to 77% at December 31, 2004 up from 70% at December 31, 2003.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $1,683 or 2.0% in 2004 to $81,480. The decrease was due to higher revenues in 2004 offset by increased operating expenses, particularly sales and marketing expenses related to new Auto Guide launches and new markets for New Home Guide, as well as higher distribution expenses. Segment EBITDA margin decreased to 28.4% in 2004 compared to 30.1% in 2003.

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

Education Segment (includes Channel One, Films Media Group and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $66,396 or 6.8% and $79,641 or 8.2% of the Company’s consolidated revenues for 2004 and 2003, respectively. Education revenues decreased $13,245 or 16.6% in 2004 compared to 2003 as follows:

	Years Ended December 31,		Percent
	2004	2003	Change
Revenues, net:
Advertising	$39,106	$44,658	(12.4)
Other	27,082	31,506	(14.0)
Intersegment revenues	208	3,477
Total	$66,396	$79,641	(16.6)

Education advertising revenues, which are generated entirely by Channel One, decreased $5,552 in 2004 as compared to 2003. Channel One’s advertising revenue declined primarily as certain advertisers stopped or reduced advertising into schools due to concerns about the obesity issue in schools and the absence of any barter deals in 2004.

Other revenues decreased $4,424 in 2004 due to declines at PRIMEDIA Healthcare and reduced product sales at Films Media Group as state and local school budgets continued to be constrained. During the second half of 2004, Films had two consecutive quarters of revenue growth and fourth quarter revenue was up approximately 11.5% compared to the same period in 2003.

Segment EBITDA

Education Segment EBITDA decreased $10,610 to $6,028 for the year ended December 31, 2004. This decrease was principally due to the declines in revenue discussed above partially offset by continued cost control during 2004. These factors contributed to a decrease in Segment EBITDA margin in 2004 to 9.1% compared to 20.9% in 2003.

Below is a reconciliation of Education Segment EBITDA to operating loss for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Segment EBITDA	$6,028	$16,638
Depreciation of property and equipment	3,253	4,463
Amortization of intangible assets and other	11,971	23,631
Provision for severance, closures and restructuring related costs	77	296
Provision for unclaimed property	628	—
Operating loss	$(9,901)	$(11,752)

Operating Income (Loss)

Operating loss decreased $1,851 for the year ended December 31, 2004 due to the decrease in Segment EBITDA, which was more than offset by decreased amortization and depreciation expenses as certain assets became fully amortized and depreciated.

Corporate:

Corporate Administrative Expenses

Corporate administrative expenses, excluding non-cash compensation, decreased to $27,788 in 2004 from $28,205 in 2003, primarily due to reduced compensation expense resulting from headcount reductions, partially offset by higher professional fees in connection with the Company’s compliance with the Sarbanes-Oxley Act and reduced overhead charges of the business units.

Operating Income (Loss)

Corporate operating loss decreased $13,617 in 2004 to $42,723 from $56,340 in 2003 principally driven by a decrease in severance related to the separated senior executives of $8,714 to $658 in 2004 as a result of the finalization of the separation agreements of two of the executives compared to $9,372 recorded in 2003 and a decrease in stock-based compensation expense in 2004 to $6,097 compared to $11,184 in 2003. These decreases were partially offset by an increase in the provision for severance, closures and restructuring related costs of $2,458 to $5,096 in 2004.

Discontinued Operations

In accordance with SFAS 144, the Company classified the operating results of all divested entities as discontinued operations for all periods presented.

Enthusiast Media

Within the Enthusiast Media segment, the operating results of Sprinks, New York magazine and About Web Services were discontinued during 2004, and Seventeen was discontinued during 2003. In addition, during the fourth quarter of 2004, the Company decided to shut down six magazines in the Enthusiast Media segment and has presented the results of these magazines in discontinued operations for all periods presented.

Discontinued operations of the Enthusiast Media segment for the years ended December 31, 2004 and 2003 include revenue of $128,562 and $212,984, respectively, operating income of $67,548 and $128,067, respectively and gain on sale of businesses of $41,483 and $113,228, respectively.

Consumer Guides

The operations of RealEstate.com, part of the Consumer Guides segment, were divested during 2004.

Discontinued operations of the Consumer Guides segment for the years ended December 31, 2004 and 2003, include revenue of $458 and $2,443, respectively and operating income (loss) of ($239) and $8,000, respectively. In 2004, discontinued operations include a loss on sale of business of $506 related to the sale of RealEstate.com. Discontinued operations include a gain on sale of businesses of $10,184 in 2003.

Education

The Company decided to discontinue the operations of its Workplace Learning division of the Education segment, excluding PRIMEDIA Healthcare, during 2004. This division was subsequently sold during the first half of 2005.

Discontinued operations of the Education segment for the years ended December 31, 2004 and 2003 include revenue of $37,471 and $40,137, respectively, and operating loss of $11,353 and $42,042, respectively.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Revenues relating to the Business Information segment of $222,792 and $237,023 are included in discontinued operations for the years ended December 31, 2004 and 2003, respectively. Also included is operating income of $25,169 and $14,728 and gain on sale of business of $2,558 and $1,014 for the years ended December 31, 2004 and 2003, respectively.

Recent Developments

Acquisition of Rentclicks

On January 31, 2006, the Company announced the acquisition of RentClicks.com, the largest online marketplace for small unit rental properties, which is the largest segment of the rental market. RentClicks provides landlords, investors, and property managers with an efficient, easy to use Web-based tool to advertise rental properties to qualified and informed rental customers. Consumer Guides plans to leverage its operating experience, financial strength and reach of its proven guides business to capitalize on RentClicks’ significant position in this large segment of the rental market. The cost of this acquisition was $12,500.

Sale of History Group

During February 2006, the Company completed the sale of the History group within the Enthusiast Media segment. The operations of this group are classified as discontinued operations for all periods presented. The net proceeds from this sale are subject to routine post-closing adjustments.

Liquidity, Capital and Other Resources

During 2005, the Company continued to focus on debt reduction made possible by the divestiture of selected media properties and other assets no longer considered core to the Company’s overall strategy. At December 31, 2005, the Company had cash and unused credit facilities of $250,889 as further detailed below under “Financing Arrangements”, compared to $330,761 as of December 31, 2004. During 2005, the Company redeemed all of its Series D, F and H Exchangeable Preferred Stock, and the 7 5/8% Senior Notes and issued a new $500,000 Term B Loan. The Company believes available cash and unused credit facilities at December 31, 2005 should help mitigate any future possible cash flow shortfalls. The Company’s asset sales and continued cost monitoring enacted during 2005 and 2004 have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet and improving liquidity.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures in 2006 and for the foreseeable future. The Company has no significant required debt repayments until 2010.

Working Capital

Consolidated working capital deficiency, which includes current maturities of long-term debt, was $22,032 at December 31, 2005 compared to $152,659 at December 31, 2004. The improvement in working capital deficiency in 2005 was primarily due to increased net assets held for sale at December 31, 2005. In addition, the Company had reduced accounts payable, accrued expenses and deferred revenues at December 31, 2005, primarily due to the timing of payments.

Cash Flow—2005 Compared to 2004

Net cash (used in) provided by operating activities decreased to a negative $(12,410) in 2005 from $44,673 in 2004. This decrease is due to lower segment EBITDA and increased working capital principally due to timing of payments, partially offset by lower debt service on shares subject to mandatory redemption in 2005. For purposes of calculating cash (used in) provided by operating activities, discontinued operations are included until sold or shut down, therefore, these units did not contribute to operating activities for the full year.

Net cash provided by investing activities increased $636,855 to $687,642 in 2005 from $50,787 in 2004. This is largely due to the increase in proceeds from the sales of businesses of $753,248, as the Company completed the sales of its Workplace Learning division for approximately $21,300, About.com for approximately $410,600, its Business Information Segment for approximately $385,000 and Ward’s for $5,750 during 2005. In addition, payments for businesses acquired increased $103,371 during 2005, primarily due to the acquisitions of Automotive.com for $68,682 (cash portion), New Home Update for $15,800 and Equine for approximately $3,525. The Company expects capital spending in 2006 to remain consistent with 2005.

Net cash used in financing activities was $680,977 in 2005 compared to $91,145 in 2004. This increase in use of cash is predominantly due to payments for repurchases of senior notes of $228,989, the absence of proceeds from issuance of senior notes during 2004 of $175,000, and an increase in cash used for the redemption of Exchangeable Preferred Stock during 2005 of $479,278.

Cash Flow—2004 Compared to 2003

Net cash provided by operating activities decreased $18,513 or 29.3% to $44,673 in 2004 from $63,186 in 2003. This change is due primarily to payments made in 2004 related to the finalization of the separation agreements of the former CEO and the former President and Interim CEO as well as interest related to shares subject to mandatory redemption paid in 2004 as a result of the Company’s adoption of SFAS 150, effective July 1, 2003. Payments on these shares prior to the adoption of SFAS 150 were classified as preferred stock dividends and are presented as part of cash flows used in financing activities in 2003.

Net cash provided by investing activities decreased $98,767 to $50,787 in 2004 from $149,554 in 2003. Proceeds from the sale of businesses were $70,351 in 2004 compared to $213,677 in 2003. Net capital expenditures decreased to $34,500 in 2004, compared to $39,497 in 2003.

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

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the years ended December 31, 2005, 2004 and 2003, respectively:

	Years Ended December 31,
	2005	2004	2003
Net cash (used in) provided by operating activities	$(12,410)	$44,673	$63,186
Additions to property, equipment and other, net, excluding acquisitions	(30,201)	(34,500)	(39,497)
Capital lease payments	(4,636)	(6,201)	(4,954)
Dividends paid to preferred stock shareholders(A)	—	—	(33,928)
Free Cash Flow	(47,247)	$3,972	$(15,193)
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$134,259	$121,101	$133,128
Cash interest paid on shares subject to mandatory redemption(A)	$33,305	$43,780	$10,945
Cash taxes paid (refunds received), net	$4,767	$1,192	$328
Cash paid for severance, closures and restructuring related costs	$9,514	$15,805	$15,152

(A)       Effective July 1, 2003, the Company prospectively adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which requires that the Company’s Exchangeable Preferred Stock be classified as long-term liabilities. As a result, dividends on this preferred stock are now classified as interest on shares subject to mandatory redemption which are included in net cash provided by operating activities.

The Company’s Free Cash Flow was negative in 2005 primarily due to decreased segment EBITDA and increased working capital principally due to timing of payments, partially offset by lower debt service and capital expenditures. For purposes of calculating Free Cash Flow, discontinued operations are included until sold or shut down; therefore, these units did not contribute to operating activities for the full year 2005.

Financing Arrangements

Bank Credit Facilities

Upon redemption of the Series D and Series F Exchangeable Preferred Stock on May 11, 2005, the Company prepaid its outstanding term loan A and term loan B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000. The Company made scheduled payments on its term loan A, term loan B and term loan C of $7,857, $1,129 and $500, respectively, during 2005. On September 30, 2005, the Company entered into a new $500,000 term loan B credit facility with a maturity date of September 30, 2013. The new term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. The Company applied the net proceeds from the sale of its Business Information segment, and a portion of the new term loan B to prepay $47,143 of outstanding term loan A commitments, $216,777 of term loan B commitments and $99,000 of term loan C commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facility. In addition, the Company permanently reduced its total revolving loan commitments in an aggregate principal amount of $79,084. Also, as scheduled, there was a commitment reduction of $19,771 on the revolving credit facility during 2005. The Company recorded a loss of $3,541 in other income (expense), net in the accompanying statement of consolidated operations for the year ended December 31, 2005 related to the write-off of unamortized deferred financing costs relating to the credit facility. A portion of the new term loan B was applied to the redemption of the Company’s Series H Exchangeable Preferred Stock and a portion of the 7 5/8% Senior Notes.

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

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The Company made the following payments for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Term A (cash pre-payment)	$52,143	$30,000
Term A (scheduled payment)	7,857	—
Term B (cash pre-payment)	251,777	120,000
Term B (scheduled payment)	1,129	—
Term C (cash pre-payment)	99,000	—
Term C (scheduled payment)	500	—
Total	$412,406	$150,000

There were commitment reductions of $128,855 and $21,350 on the Company’s revolving credit facility during 2005 and 2004, respectively.

The bank credit facilities consisted of the following as of December 31, 2005:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$500,000	$776,795
Borrowings Outstanding	(13,000)	(500,000)	(513,000)
Letters of Credit Outstanding	(20,161)	—	(20,161)
Unused Bank Commitments	$243,634	$—	$243,634

With the exception of the new term loan B and the Senior Floating Rate Notes, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year. The new term loan B bears interest at base rate plus 1.25% or LIBOR plus 2.25% per year.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first, second, third and fourth quarters of 2005, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $118,627 in 2007 and a final reduction of $158,168 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $5,000 in 2006 through 2012 and $465,000 in 2013.

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

Senior Notes and Senior Note Redemptions

7 5/8% Senior Notes.   During 2005 the Company redeemed $226,000 aggregate principal amount of its 7 5/8 Senior Notes Due 2008. The 7 5/8% Senior Notes were redeemed at 101.271% of the principal amount plus accrued interest. As a result, the Company recorded a loss of $4,348 in other income (expense), net on the accompanying statements of consolidated operations for the year ended December 31, 2005 related to the premium paid on the redemption as well as the write-off of the bond discount.

8 7/8% Senior Notes.   The 8 7/8% Senior Notes, with a face value of $475,500, mature on May 15, 2011, with no sinking fund requirements, interest is payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning on May 15, 2006, the 8 7/8% Senior Notes are redeemable in whole or in part at the option of the Company, at 104.438% with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest. The unamortized discount for these notes totaled $4,487 and $5,110 at December 31, 2005 and 2004, respectively.

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

Senior Floating Rate Notes.   On May 14, 2004, the Company issued $175,000 of Senior Floating Rate Notes at par. Interest is payable quarterly in February, May, August and November at the annual rate equal to the three month LIBOR plus 5.375%. The Senior Floating Rate Notes mature on May 15, 2010 with no sinking fund requirements and may not be redeemed prior to May 15, 2007 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning in May 2007, the notes are redeemable in whole or in part at the option of the Company, at 103% in 2007 with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest.

Contractual Obligations

The Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of PRIMEDIA Companies Inc.

If the Company becomes subject to a change of control, as defined in the indentures governing the Senior Notes, each holder of the Senior Notes will have the right to require the Company to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

There are no significant required debt repayments until 2010. The contractual obligations of the Company are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt obligations (net of unamortized discounts)	$1,459,013	$5,000	$23,000	$185,000	$1,246,013
Interest on long-term debt obligations(1)	764,291	120,465	238,500	227,551	177,775
Capital lease obligations and other	5,434	2,677	1,627	908	222
Interest on capital lease obligations	675	297	288	85	5
Operating lease obligations(2)	210,708	44,000	67,203	36,488	63,017
Present value of expected future payments related to the acquisition of Automotive.com	23,681	—	—	23,681	—
Total Contractual Obligations	$2,463,802	$172,439	$330,618	$473,713	$1,487,032

(1)          Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)          Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $73,155 as of December 31, 2005.

The Company has $13,000 of borrowings outstanding at December 31, 2005 under the revolving loan portion of the bank credit facility. The bank credit facility expires in 2008. Assuming this balance remains constant until the end of the term, and application of the Company’s projected interest rates, total interest payments related to the revolver under our bank credit facility are estimated to be $2,410 for the periods presented in the above table. These interest payments are not included in the above table.

The Company has other commitments in the form of letters of credit of $20,161 aggregate face value which expire on or before December 31, 2006.

A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of February 28, 2006, the Company’s senior debt rating from Moody’s was B2 and from Standard and Poor’s was B.

Additional Payments

Under the provisions of the Automotive.com Stockholders Agreement, PRIMEDIA must make quarterly payments (the “Additional Payments”) to the minority shareholders of Automotive.com in the amount of 30% of Remaining Free Cash Flow, as defined in the Automotive.com Stockholders Agreement. The additional payments will be paid within 45 days of the end of each calendar quarter commencing with the quarter ended December 31, 2005 and ending within 45 days of the quarter ending December 31, 2008, or December 31, 2009, if the forward agreement (see discussion below) is extended by the minority shareholders. The additional payments will be recognized when the related contingency is resolved and the consideration is paid or becomes payable. The pro rata share of the additional payments made to Automotive.com’s Chief Executive Officer (“CEO”) will be recorded as compensation expense due to the nature of his ongoing relationship with Automotive.com. The remaining pro rata share of the Additional Payments to be made to the other minority shareholders will be recorded as an adjustment to the purchase price of Automotive.com.

Off Balance Sheet Arrangements

The Company has no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

In 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, however, the Company retains a secondary liability regarding the payment of the Carrolton, TX lease which has future minimum lease payments of approximately $14,000.

Covenant Compliance

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative), are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to net income for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
EBITDA of the Restricted Group	$255,057	$304,066
EBITDA loss of the Unrestricted Group	(48,703)	(49,059)
Divestiture and other adjustments	(29,593)	(65,286)
Depreciation of property and equipment	(31,810)	(27,777)
Amortization of intangible assets and other	(19,194)	(18,752)
Severance related to separated senior executives	(1,775)	(658)
Non-cash compensation	(6,089)	(6,097)
Provision for severance, closures and restructuring related costs	(1,815)	(8,254)
Provision for unclaimed property	—	(3,439)
Gain on the sale of businesses and other, net	209	965
Operating income	116,287	125,709
Other income (expense):
Provision for impairment of investments	—	(804)
Interest expense	(130,525)	(123,902)
Interest on shares subject to mandatory redemption	(24,203)	(43,780)
Amortization of deferred financing costs	(4,291)	(4,986)
Other income (expense), net	(13,564)	1,805
Loss from continuing operations before provision for income taxes	(56,296)	(45,958)
Provision for income taxes	(6,744)	(13,907)
Loss from continuing operations	(63,040)	(59,865)
Discontinued operations	627,658	95,335
Net income	$564,618	$35,470

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	Years Ended December 31,
	2005	2004
Internet properties	$12,812	$10,540
Traditional turnaround and start-up properties	30,643	32,611
Related overhead and other charges	5,248	5,908
	$48,703	$49,059

The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group, which management believes are, on an arms’ length basis and as permitted by the bank credit facilities and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company’s properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the properties of the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At December 31, 2005, this leverage ratio was approximately 5.9 to 1, compared to the corresponding ratio at December 31, 2004 of approximately 5.6 to 1.

Other Arrangements

In 2003, as the result of the termination of an executive formerly with About, his restricted shares and options were vested resulting in an additional charge of $1,120.

In the second quarter of 2003, the Board of Directors authorized the exchange of up to an aggregate of $50,000 of Exchangeable Preferred Stock for common stock and the subsequent purchase of the common stock. During 2003, the Company exchanged $9,500 liquidation value of Series D Exchangeable Preferred Stock (carrying value of $9,410) for 3,055,961 shares of common stock, $7,000 liquidation value of Series F Exchangeable Preferred Stock (carrying value of $6,849) for 2,124,166 shares of common stock and $2,350 liquidation value of Series H Exchangeable Preferred Stock (carrying value of $2,307) for 693,250 shares of common stock. The Company repurchased all of the common stock issued in connection with the exchange transactions in 2003.

The exchange transactions described above were entered into by the Company with the holders of the Exchangeable Preferred Stock in privately negotiated transactions. The Company recognized a net gain of $959 on the exchanges described above for the year ended December 31, 2003. Of this gain, $944 is included in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2003, and $15 is included in other, net on the Company’s statement of consolidated operations for the year ended December 31, 2003 due to the adoption of SFAS 150 effective July 1, 2003.

Contingencies and Other

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

As of and for the year ended December 31, 2005, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, provisions for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves, the recoverability of long-lived assets including goodwill and the valuation of equity instruments and allowances for income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates or assumptions form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is reasonably assured.

Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications’ cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One’s advertising revenues, net of commissions, are recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company pro-rata over the life of the license agreement or as licensed products are sold.

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

Allowances for Doubtful Accounts

Allowances for doubtful accounts are estimated losses resulting from our customers’ failure to make required payments. The Company continually monitors collections from customers and provides a provision for estimated credit losses. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

Reserves for Sales Returns and Allowances

Reserves for sales returns and allowances are primarily related to our newsstand sales. The Company estimates and maintains these reserves based primarily on its distributors’ historical return practices and our actual return experience. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our reserve for sales returns and allowances.

Provision for Severance, Closures and Restructuring Related Costs

Reserves for severance, closures and restructuring related costs are estimated costs resulting from management’s plans and actions to integrate the Company and consolidate certain back office functions. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. The Company does not amortize goodwill and indefinite lived intangible assets (primarily for trademarks).

The Company’s SFAS 142 evaluations are performed by management with the assistance of an independent valuation firm, utilizing reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. The Company’s discounted cash flow valuations use a range of discount rates that represent the Company’s weighted-average cost of capital and include an evaluation of other companies in each reporting unit’s industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company’s annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the ultimate amount of the impairment could be adversely affected.

Long-Lived Assets

Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the long-lived assets for impairment. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (discounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

Stock-Based Compensation

Effective January 1, 2003, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The application of SFAS 123 requires judgment, including the expected life and stock price volatility for stock options and expected dividends and forfeitures for all employee option grants. Changes in the expected or actual outcome of forfeitures due to service- and/or performance-related conditions could materially impact the amount of stock-based compensation expense recognized. In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. See Recent Accounting Pronouncements for further discussion.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Operating Loss Carryforwards

At December 31, 2005, the Company had aggregate net operating loss carryforwards of $1,220,077 which will be available to reduce future taxable income through 2024. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company’s valuation allowance will be adjusted accordingly.

Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

In 2005, the Company recorded $1,775 of severance related to the separation of the former President and Chief Executive Officer.

In 2004 and 2003, the Company recorded $658 and $9,372, respectively, of severance related to the separation of the former Interim Chief Executive Officer and President, the former Chairman and Chief Executive Officer and the former Chief Financial Officer.

Provision for Severance, Closures and Restructuring Related Costs

During 2005, the Company continued cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

Details of the initiatives implemented and the payments made in furtherance of these plans for the years ended December 31, 2005 and 2004 are presented in the following tables:

	Liability as of January 1, 2005		Net Provision for the Year Ended December 31, 2005		Payments during the Year Ended December 31, 2005	Liability as of December 31, 2005
Severance and closures:
Employee-related termination costs	$1,501		$1,532		$(2,788)	$245
Termination of leases related to office closures	34,450		283		(5,505)	29,228
Total severance and closures	$35,951	(1)	$1,815	(2)	$(8,293)	$29,473

	Liability as of January 1, 2004		Net Provision for the Year Ended December 31, 2004		Payments/Write-offs during the Year Ended December 31, 2004	Liability as of December 31, 2004
Severance and closures:
Employee-related termination costs	$4,433		$1,454		$(4,386)	$1,501
Termination of leases related to office closures	35,230		7,098		(7,878)	34,450
Write-offs of unamortized restructured leases	—		(298)		298	—
Total severance and closures	$39,663	(1)	$8,254	(2)	$(11,966)	$35,951	(1)

(1)          Adjusted to exclude liabilities relating to discontinued operations totaling $1,874 and $4,140 at January 1, 2005 and 2004, respectively.

(2)          Adjusted to exclude net provisions related to discontinued operations totaling $26 and $1,610 for the years ended December 31, 2005 and 2004, respectively.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. The employee-related termination costs are expected to be paid in 2006. To reduce the lease related costs, the Company has subleased all of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of these plans, the Company has closed and consolidated 24 office locations and has notified a total of 2,077 individuals that they would be terminated under these plans. As of December 31, 2005, all of these individuals have been terminated.

Liabilities of $3,972 and $7,473 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2005 and 2004, respectively. Liabilities of $25,501 and $28,478 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the consolidated balance sheets as of December 31, 2005 and 2004, respectively.

For purposes of the Company’s bank credit facilities and Senior Note agreements, the provision for severance, closures and restructuring related costs is omitted from the Company’s calculation of consolidated EBITDA.

Recent Accounting Pronouncements

SFAS No. 151, Inventory Costs

In November 2004, the FASB issued SFAS No. 151, which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB

Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. The Company will adopt SFAS 123(R) using the modified prospective method effective January 1, 2006. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”

In December 2004, the FASB issued SFAS 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”

In February 2006, the FASB issued SFAS 155 which amends SFAS 133 and 140. This statement eliminates the exemption from SFAS 133 to interests in securitized financial assets, so that similar instruments are accounted for in a similar manner, regardless of the form of the instruments. In addition, SFAS 155 allows companies to elect fair value measurement for instruments in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during 2005, 2004 and 2003. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postal rates are increasing 5.4% in 2006. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA’s ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. Beginning in 2004, the entire industry saw a rise in the cost of paper which continued to increase in 2005 with moderate increases expected in 2006. The Company’s paper expense decreased approximately 5%, 4% and 11% in 2005, 2004 and 2003, respectively. Paper cost represented approximately 10%, 8%, and 8% of the Company’s total operating expenses in 2005, 2004 and 2003, respectively. The Company attributes the 2005 decrease in paper expenses primarily to lower volume usage.

Seasonality

The Company’s operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company’s business reflects (i) the relationship between advertising purchases and the retail and academic cycles and (ii) subscription promotions and the holiday season. As discussed above in the Business section, Channel One and Films Media Group conduct most of their business during the school year. This seasonality causes, and will likely continue to cause, a variation in the Company’s quarterly operating results. Such variations have an effect on the timing of the Company’s cash flows and the reported quarterly results.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of changes in interest rates. At December 31, 2005, 53% of the Company’s borrowings are fixed rate and the Company was not a party to any interest rate swap contracts.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations at December 31, 2005 and 2004. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For variable rate instruments, we have indicated the applicable floating rate index. The fair value of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2005 and 2004 and may not be indicative of their actual fair values.

The Company periodically evaluates its exposure to interest rates and maintains a balance between fixed rate and variable rate obligations. As summarized in the table below, as of December 31, 2005 and 2004, the Company carried a fixed rate on $775,500 and $1,476,174, respectively, or 53% and 69%, of the outstanding long-term debt, including shares subject to mandatory redemption and excluding capital leases, of the Company, respectively.

At December 31, 2005

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at 12/31/05
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$—	$—	$775,500	$775,500	$696,730
Weighted Average Interest Rate	8.54%	8.54%	8.54%	8.54%	8.54%	8.54%	8.54%
Variable Rate Debt	$5,000	$5,000	$18,000	$5,000	$180,000	$475,000	$688,000	$683,625
Average Interest Rate-Forward LIBOR Curve Plus Determined Spread	7.86%	8.15%	8.15%	8.24%	8.32%	8.32%	8.07%

At December 31, 2004

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 12/31/04
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$393,603	$95,333	$987,238	$1,476,174	$1,485,175
Weighted Average Interest Rate	8.62%	8.62%	8.62%	8.61%	8.56%	8.56%	8.62%
Variable Rate Debt	$20,764	$20,764	$20,764	$80,192	$337,922	$175,000	$655,406	$665,031
Average Interest Rate-Forward LIBOR Curve Plus Determined Spread	6.63%	7.36%	7.80%	8.45%	10.26%	10.26%	7.70%

The Company has entered into variable-rate debt that, at December 31, 2005, had an outstanding balance of $688,000 and a fair value of $683,625. Based on the Company’s variable-rate obligations outstanding at December 31, 2005, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $1,720. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

The Company has entered into fixed-rate debt that at December 31, 2005, had an outstanding balance of $775,500 and a fair value of $696,730. Based on the Company’s fixed-rate debt obligations outstanding at December 31, 2005, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $8,638. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents to Consolidated Financial Statements

PRIMEDIA Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York:

We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of consolidated operations, shareholders’ deficiency, and consolidated cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRIMEDIA Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2006

PRIMEDIA INC. AND SUBSIDIARIES
Statements of Consolidated Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues, net:
Advertising	$638,241	$628,381	$629,358
Circulation	204,429	215,231	225,677
Other	147,901	126,184	119,382
Total revenues, net	990,571	969,796	974,417
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	217,387	209,409	214,495
Marketing and selling	186,352	188,408	179,517
Distribution, circulation and fulfillment	189,712	176,146	178,726
Editorial	69,546	65,969	62,553
Other general expenses	123,185	112,489	113,358
Corporate administrative expenses (including non-cash compensation of $6,089, $6,097 and $11,184 in 2005, 2004 and 2003, respectively)	33,717	33,751	39,276
Depreciation of property and equipment (including $4,440 of provision for impairment in 2005)	31,810	27,777	29,823
Amortization of intangible assets and other (including $8,888, $6,700 and $13,780 of provision for impairment in 2005, 2004 and 2003, respectively)	19,194	18,752	36,076
Severance related to separated senior executives (including non-cash compensation of $146 in 2005)	1,775	658	9,372
Provision for severance, closures and restructuring related costs	1,815	8,254	7,124
Provision for unclaimed property	—	3,439	—
Gain on sale of businesses and other, net	(209)	(965)	(224)
Operating income	116,287	125,709	104,321
Other income (expense):
Provision for impairment of investments	—	(804)	(8,975)
Interest expense	(130,525)	(123,902)	(123,022)
Interest on shares subject to mandatory redemption	(24,203)	(43,780)	(21,889)
Amortization of deferred financing costs	(4,291)	(4,986)	(3,462)
Other income (expense), net	(13,564)	1,805	(2,887)
Loss from continuing operations before provision for income taxes	(56,296)	(45,958)	(55,914)
Provision for income taxes	(6,744)	(13,907)	(3,370)
Loss from continuing operations	(63,040)	(59,865)	(59,284)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $604,215, $43,535 and $124,426 in 2005, 2004 and 2003, respectively)	627,658	95,335	98,156
Net income	564,618	35,470	38,872
Preferred stock dividends	—	(13,505)	(41,853)
Income (loss) applicable to common shareholders	$564,618	$21,965	$(2,981)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.24)	$(0.28)	$(0.39)
Discontinued operations	2.39	0.36	0.38
Income (loss) applicable to common shareholders	$2.15	$0.08	$(0.01)
Basic and diluted common shares outstanding (weighted average)	263,031,543	260,488,000	259,230,001

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,255	$13,000
Accounts receivable, net	134,773	179,005
Inventories	21,212	22,696
Prepaid expenses and other	29,722	29,423
Assets held for sale	109,129	40,274
Total current assets	302,091	284,398
Property and equipment (net of accumulated depreciation and amortization of $226,600 in 2005 and $274,830 in 2004)	56,868	79,806
Intangible assets, net	231,404	242,884
Goodwill	763,177	902,579
Other non-current assets	35,928	49,381
Total Assets	$1,389,468	$1,559,048
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$52,984	$84,732
Accrued expenses and other	122,319	143,112
Deferred revenues	107,940	157,314
Current maturities of long-term debt	7,677	24,919
Liabilities of businesses held for sale	33,203	26,980
Total current liabilities	324,123	437,057
Long-term debt	1,456,770	1,635,964
Shares subject to mandatory redemption	—	474,559
Deferred revenues	14,447	17,093
Deferred income taxes	87,655	75,172
Other non-current liabilities	78,202	64,023
Total Liabilities	1,961,197	2,703,868
Commitments and contingencies (Note 23)
Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at December 31, 2005 and 2004; 272,158,878 and 270,893,102 shares issued at December 31, 2005 and 2004, respectively)	2,722	2,709
Additional paid-in capital (including warrants of $31,690 at December 31, 2005 and 2004)	2,363,071	2,354,778
Accumulated deficit	(2,861,645)	(3,426,263)
Accumulated other comprehensive loss	—	(167)
Common stock in treasury, at cost (8,442,409 shares at December 31, 2005 and 2004)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(571,729)	(1,144,820)
Total Liabilities and Shareholders’ Deficiency	$1,389,468	$1,559,048

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$564,618	$35,470	$38,872
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74,139	74,508	141,258
Gain on sales of businesses and other, net	(604,424)	(44,500)	(124,650)
Non-cash revenue related to assets-for-equity transactions	—	—	(284)
Equity in losses of equity method investments	—	64	4,256
Accretion of discount on acquisition obligation and other	2,053	1,886	3,392
Non-cash compensation	6,235	6,097	11,184
Provision for the impairment of investments	—	804	8,975
Deferred income taxes	12,483	13,808	11,864
Other, net	8,556	(17,082)	152
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	1,643	16,157	1,436
Inventories	(5,063)	(7,056)	5,332
Prepaid expenses and other	(4,051)	2,372	15,580
Increase (decrease) in:
Accounts payable	(16,474)	4,414	(24,885)
Accrued expenses and other	(51,006)	(37,645)	(4,581)
Deferred revenues	(326)	15,602	(20,946)
Other non-current liabilities	(793)	(20,226)	(3,769)
Net cash (used in) provided by operating activities	(12,410)	44,673	63,186
Investing activities:
Additions to property, equipment and other	(30,201)	(34,500)	(39,497)
Proceeds from sales of businesses	823,599	70,351	213,677
Payments for businesses acquired, net of cash acquired	(105,756)	(2,385)	(22,786)
Proceeds from sale of other investments	—	17,339	2,064
Payments for investments	—	(18)	(3,904)
Net cash provided by investing activities	687,642	50,787	149,554
Financing activities:
Borrowings under credit agreements	1,044,009	459,000	433,400
Repayments of borrowings under credit agreements	(1,011,916)	(538,000)	(514,225)
Payments for repurchases of senior notes	(228,989)	—	(375,675)
Proceeds from issuance of senior notes, net	—	175,000	300,000
Proceeds from issuances of common stock, net	867	3,295	1,182
Redemption of shares subject to mandatory redemption (Series D, F and H Exchangeable Preferred Stock)	(479,278)	—	—
Redemption of Series J Convertible Preferred Stock	—	(178,038)	—
Purchases of common stock for the treasury	—	—	(21,822)
Dividends paid to preferred stock shareholders	—	—	(33,928)
Deferred financing costs paid	(833)	(5,968)	(6,287)
Capital lease payments	(4,636)	(6,201)	(4,954)
Other	(201)	(233)	(299)
Net cash used in financing activities	(680,977)	(91,145)	(222,608)
(Decrease) increase in cash and cash equivalents	(5,745)	4,315	(9,868)
Cash and cash equivalents, beginning of year	13,000	8,685	18,553
Cash and cash equivalents, end of year	$7,255	$13,000	$8,685
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$134,259	$121,101	$133,128
Cash interest paid on shares subject to mandatory redemption	$33,305	$43,780	$10,945
Cash taxes paid, net	$4,767	$1,192	$328
Cash paid for severence, closures and restructuring related costs	$9,514	$15,805	$15,152
Businesses acquired:
Fair value of assets acquired	$136,654	$136	$13,906
(Liabilities assumed) net of deferred purchase price payments	(30,898)	2,249	8,880
Payments for businesses acquired, net of cash acquired	$105,756	$2,385	$22,786
Non-cash activities:
Assets acquired under capital lease obligations	$1,302	$626	$9,608
Present value of expected future payments related to the acquisition of Automotive.com, Inc.	$23,417	$—	$—
Accretion in carrying value of exchangeable and convertible preferred stock	$—	$353	$780
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$—	$13,152	$19,096
Carrying value of exchangeable preferred stock converted to common stock	$—	$—	$18,566
Fair value of common stock issued in connection with conversion of exchangeable preferred stock	$—	$—	$17,578

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Statements of Shareholders’ Deficiency
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share amounts)

Series J					Accumulated
Convertible	Common Stock				Other
Preferred		Par	Additional Paid-	Accumulated	Comprehensive	Unearned	Common Stock in Treasury
Stock	Shares	Amount	in Capital	Deficit	Income (Loss)	Compensation	Shares	Amount	Total

Balance at January 1, 2003	$145,351	267,505,223	$2,675	$2,336,091	$(3,445,083)	$(247)	$(4,730)	8,639,775	$(77,855)	$(1,043,798)
Comprehensive income:
Net income					38,872					38,872
Other Comprehensive income:
Foreign currency translation adjustments						71				71
Comprehensive income										38,943
Net Compensation expense recognized in connection with About merger							4,555			4,555
Issuances of common stock, net		827,826	8	3,018						3,026
Purchases of common stock for the treasury								5,873,377	(17,578)	(17,578)
$10.00 Series D Exchageable Preferred Stock—cash dividends					(8,674)					(8,674)
$9.20 Series F Exchageable Preferred Stock—cash dividends					(4,546)					(4,546)
$8.625 Series H Exchageable Preferred Stock—cash dividends					(9,183)					(9,183)
Series J Convertible Preferred Stock—Dividends in kind (152,769 shares)	19,096				(19,096)					—
Conversions of preferred stock into common shares (including gain on conversion of $944)				944				(5,873,377)	17,578	18,522
Non-cash charges for stock-based compensation				5,980						5,980
Other	86			(881)				(29,284)	293	(502)
Balance at December 31, 2003	164,533	268,333,049	2,683	2,345,152	(3,447,710)	(176)	(175)	8,610,491	(77,562)	(1,013,255)
Comprehensive income:
Net income					35,470					35,470
Other Comprehensive income:
Foreign currency translation adjustments						9				9
Comprehensive income										35,479
Net compensation expense recognized in connection with About merger							175			175
Issuances of common stock, net		2,560,053	26	3,704	(518)			(168,082)	1,685	4,897
Non-cash charges for stock based compensation				5,922						5,922
Series J Convertible Preferred Stock—Dividends in kind (105,213 shares)	13,505				(13,505)					—
Redemption of Series J convertible preferred stock	(178,038)									(178,038)
Balance at December 31, 2004	—	270,893,102	2,709	2,354,778	(3,426,263)	(167)	—	8,442,409	(75,877)	(1,144,820)
Comprehensive income:
Net income					564,618					564,618
Other Comprehensive income:
Foreign currency translation adjustments						167				167
Comprehensive income										564,785
Non-cash charges for stock based compensation				6,235						6,235
Issuances of common stock, net		1,265,776	13	2,058						2,071
Balance at December 31, 2005	$—	272,158,878	$2,722	$2,363,071	$(2,861,645)	$—	$—	8,442,409	$(75,877)	$(571,729)

See notes to consolidated financial statements.

1.   Description of Business

PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise) is one of the largest targeted media companies in the United States. PRIMEDIA’s properties deliver content via print (magazines, books and directories), live events (trade and consumer shows), video, as well as the Internet and other marketing solutions in niche markets.

The Company’s three business segments are Enthusiast Media, Consumer Guides and Education. The Company’s Enthusiast Media segment delivers content, both print and online, to consumers in various niche markets while monetizing the readership via advertising, subscription and newsstand sales. The Enthusiast Media segment includes enthusiast magazines, their related Web sites, events and licensing and merchandising. The Company’s Consumer Guides segment publishes and distributes rental apartment, new home and auto guides primarily in the United States in print and online formats. The Company’s Education segment produces and delivers education and training materials targeted to classroom audiences via satellite, DVD, VHS, CD-ROM, live events and over the Internet. The Education segment includes Channel One, Films Media Group and PRIMEDIA Healthcare.

2.   Summary of Significant Accounting Policies

Use of Estimates.   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowances for doubtful accounts, reserves for sales returns and allowances, provisions for severance, closures and restructuring related costs, purchase price allocations, impairments of investments, divestiture reserves, valuation of equity instruments and allowances for income taxes and the recoverability and lives of long-lived assets, including goodwill.

Basis of Presentation.   The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

Cash and Cash Equivalents.   Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Book overdrafts representing outstanding checks of $25,279 and $29,402 at December 31, 2005 and 2004, respectively, have been reclassified to accounts payable on the accompanying consolidated balance sheets.

Concentrations of Credit Risk.   Substantially all of the Company’s trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposure outstanding at December 31, 2005.

Inventories.   Inventories, including paper, purchased articles, photographs and art, are valued at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment.   Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets.   Goodwill and Other Intangible Assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. The Company does not amortize goodwill and indefinite lived intangible assets (primarily trademarks).

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

Long-Lived Assets.   Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the long-lived assets for impairment. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (discounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Investments.   Investments where the Company has the ability to exercise significant influence over financial and accounting policies are accounted for under the equity method of accounting. The Company records its share of income (losses) of certain equity investees based upon the investee’s most recent available financial information, typically on a three month lag. Investments where the Company does not have significant influence are accounted for under the cost method. Cost and equity method investments are included in other non-current assets on the accompanying consolidated balance sheets.

Investments are periodically reviewed by the Company for impairment whenever significant events or changes occur, such as those affecting general market conditions or those pertaining to a specific industry or an individual investment, which could result in the carrying value of an investment exceeding its fair value. An impairment will be considered to have occurred when it is determined that the decline in fair value to a level below its carrying value is other than temporary, based on consideration of all available evidence. If it has been determined that an impairment in value has occurred, the carrying value of the investment would be written down to an amount equivalent to the fair value of the investment. The determination of fair value begins with a contemporaneous market price because that price reflects the market’s most recent evaluation of the total mix of available information. Absent a contemporaneous market price, determination of fair value is based on all other available information, including but not limited to, recent financing obtained and/or projected revenue streams.

Income Taxes.   Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

Deferred Financing Costs.   Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method.

Deferred Wiring and Installation Costs.   Wiring and installation costs incurred by Channel One have been capitalized and are being amortized under the straight-line method over the related estimated useful lives of 18 months.

$10.00 Series D Exchangeable Preferred Stock (“Series D Exchangeable Preferred Stock”), $9.20 Series F Exchangeable Preferred Stock (“Series F Exchangeable Preferred Stock”), and $8.625 Series H Exchangeable

Preferred Stock (“Series H Exchangeable Preferred Stock”).   The Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock shall be referred to herein collectively as the “Exchangeable Preferred Stock.” The Exchangeable Preferred Stock was stated at redemption value and classified as long-term liabilities at December 31, 2004 in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003. Dividends on the Exchangeable Preferred Stock were classified as interest expense and the related issuance costs were classified as other assets on the consolidated balance sheet at December 31, 2004. Prior to July 1, 2003, dividends on the Exchangeable Preferred Stock were classified as preferred stock dividends, net and the Exchangeable Preferred Stock was stated at fair value on the date of issuance less issuance costs. The difference between their carrying values and their redemption values was being accreted (using the interest method) by periodic charges to additional paid-in capital (see Note 13). All of the Exchangeable Preferred Stock was redeemed during 2005.

Series J Convertible Preferred Stock.   Series J Convertible Preferred Stock was stated at fair value on the date of issuance less issuance costs. The difference between its carrying value and its redemption value was being accreted (using the interest method) by periodic charges to additional paid-in capital. The accretion is deducted in the calculation of income (loss) applicable to common shareholders. On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock (see Note 14).

Stock-Based Compensation.   The Company has a stock-based employee compensation plan which is described in Note 15. Effective January 1, 2003, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, under the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The adoption of SFAS 123 increased the loss from continuing operations for the year ended December 31, 2003 by $5,980, which includes a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President, and increased the loss from continuing operations for the year ended December 31, 2005 and 2004 by $3,780, and $2,603, respectively (see Note 18).

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model. The following weighted-average assumptions were used for 2005, 2004 and 2003, respectively: risk-free interest rates of 3.79%, 2.86% and 2.99%; dividend yields of 0.0%, volatility factors of the expected market price of the Company’s common stock of 71.89%, 83.83% and 80.65%; and a weighted-average expected life of the option of three, three and four years. The estimated fair value of options granted during 2005, 2004 and 2003 was $805, $462 and $7,195, respectively.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate of its employee stock options.

The following table illustrates the effect on income (loss) applicable to common shareholders and basic and diluted income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation grants for all periods presented:

	Years Ended December 31,
	2005	2004	2003
Reported income (loss) applicable to common shareholders	$564,618	$21,965	$(2,981)
Add: Stock-based employee compensation expense related to stock options included in reported income (loss) applicable to common shareholders	3,780	2,778	8,740
Deduct: Total stock-based employee compensation expense related to stock options determined under fair value based methods for all awards	(8,237)	(11,390)	(27,433)
Pro forma income (loss) applicable to common shareholders	$560,161	$13,353	$(21,674)
Per common share:
Reported basic and diluted income (loss)	$2.15	$0.08	$(0.01)
Pro forma basic and diluted income (loss)	$2.13	$0.05	$(0.08)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”). Upon the effective date, SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. See Recent Accounting Pronouncements for further discussion.

Revenue Recognition.   The Company recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is reasonably assured.

Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications’ cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. Channel One’s advertising revenues, net of commissions, are recognized as advertisements are aired on the program. Certain advertisers are guaranteed a minimum number of viewers per advertisement shown; the revenue recognized is based on the actual viewers delivered not to exceed the original contract value. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company pro-rata over the life of the license agreement or as licenced products are sold.

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

Barter Transactions.   The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths, advertising in properties of other companies and distribution related expenses. Revenue and related expenses from barter transactions are recorded at fair value in accordance with APB No. 29, “Accounting for Nonmonetary Transactions”, EITF No. 93-11, “Accounting for Barter Transactions Involving Barter Credits”, EITF No. 99-17, “Accounting for Advertising Barter Transactions”, and EITF 01-2, “Interpretations of APB No. 29”. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $4,400, $5,000 and $6,600 for the years ended December 31, 2005, 2004 and 2003, respectively, with approximately equal related expense amounts in each year.

Editorial and Product Development Costs.   Editorial cost and product development cost are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

Advertising and Subscription Acquisition Costs.   Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $60,400, $59,500 and $59,800 during the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currency.   Gains and losses on foreign currency transactions, which are not significant, have been included in other, net on the accompanying statements of consolidated operations. The effects of translation of foreign currency financial statements into U.S. dollars are included in Other Comprehensive Income within shareholders’ deficiency on the accompanying consolidated balance sheets. There was no foreign currency translation effect as of December 31, 2005.

Internal-Use Software.   In compliance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and EITF No. 00-2, “Accounting for Web Site Development Costs,” direct internal and external costs associated with the development of the features and functionality of the Company’s Web sites incurred during the application and infrastructure development phase have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include, but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS 144.

Derivative Financial Instruments.   Derivative Financial Instruments are accounted for in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value regardless of the purpose or intent for holding them. If a derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the related change in the hedged item are recognized in operations. If a derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of consolidated operations when the hedged item affects operations. For a derivative that does not qualify as a hedge, changes in fair value are recognized in operations. The Company has not been a party to and has not entered into any derivative contracts, other than the forward agreement discussed in Note 4.

Recent Accounting Pronouncements

SFAS No. 151, “Inventory Costs”

In November 2004, the FASB issued SFAS 151, which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 123 (revised 2004), “Share-Based Payment”

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. The Company will adopt SFAS 123(R) using the modified prospective method effective January 1, 2006. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”

In December 2004, the FASB issued SFAS 153, which amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”

In February 2006, the FASB issued SFAS 155 which amends SFAS 133 and 140. This statement eliminates the exemption from SFAS 133 to interests in securitized financial assets, so that similar instruments are accounted for in a similar manner, regardless of the form of the instruments. In addition, SFAS 155 allows companies to elect fair value measurement for instruments in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

3.   Divestitures

2003

During 2003, the Company completed several divestitures, the results of which have been included in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In May 2003, the Company sold Seventeen magazine and its companion properties, including a number of Seventeen branded assets, Teen magazine, Seventeen.com, teenmag.com and Cover Concepts, an in-school marketing unit (“Seventeen”). In July 2003, the Company sold gURL.com, also a Seventeen property. These products were included in the Enthusiast Media Segment. In addition, the Company sold Sprinks, the pay per click advertising network, which served About.com and numerous third party distribution partners, and was part of the Enthusiast Media Segment, Realestate.com, which was part of the Consumer Guides segment, as well as Simba Information, Federal Sources and Cableworld, all part of the Business Information Segment, which was fully divested during 2005. Proceeds from these divestitures in 2003 were approximately $213,000 and were used to pay down the Company’s outstanding debt and borrowings under the bank credit facilities and for general corporate purposes. The related gain on sale of businesses of $124,426 for the year ended December 31, 2003 has been included in discontinued operations on the accompanying statement of consolidated operations.

In addition, during the year ended December 31, 2003, the Company completed the sale of several other properties which did not qualify as discontinued operations under SFAS 144. The related loss on the sale of these businesses of $591 for the year ended December 31, 2003 is included in gain on sale of businesses and other, net, on the accompanying statements of consolidated operations. Proceeds from these sales were approximately $850 and were used to pay down the Company’s outstanding debt and borrowings under the bank credit facilities.

2004

In January 2004, the Company completed the sale of New York magazine, part of the Enthusiast Media segment, the operating results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale of $55,000, subject to standard post-closing adjustments, were used to pay down the Company’s revolving credit borrowings under its bank credit facilities with JPMorgan Chase Bank, Bank of America, N.A., The Bank of New York and The Bank of Nova Scotia, as agents. The Company recorded a gain on the sale of New York magazine of approximately $38,000 in discontinued operations for the year ended December 31, 2004. Additionally, the Company finalized a working capital settlement with the purchaser of Seventeen, resulting in a payment to the purchaser of $3,379 in January 2004.

In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the operating results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale were approximately $2,200, subject to standard post-closing adjustments.

In April of 2004, the Company sold About Web Services, the Web hosting business of About, part of the Enthusiast Media segment, the operating results of which have been reclassified as discontinued operations for all periods presented. Proceeds from the sale were approximately $12,200, subject to standard post-closing adjustments.

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

In September 2004, the Company announced that it was exploring the sale of its Workplace Learning division, excluding PRIMEDIA Healthcare. Workplace Learning was part of the Education segment (formerly known as the Education and Training segment) which was renamed to reflect the classification of Workplace Learning as a discontinued operation.

2005

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Gross proceeds from the sale of approximately $410,600 were used to reduce the Company’s borrowings under its revolving bank credit facilities and for general corporate purposes. The Company recorded a net gain on the sale of About.com of $378,930 included in discontinued operations in 2005.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning, and on April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. The Company recorded a net gain of $2,806 included in discontinued operations for the year ended December 31, 2005. The operating results of Workplace Learning, excluding PRIMEDIA Healthcare, have been reclassified as discontinued operations for all periods presented.

On September 30, 2005, the Company sold its Business Information Segment for approximately $385,000, resulting in a net gain of approximately $221,978. During the fourth quarter of 2005, the Company sold Ward’s Automotive Group (“Ward’s”), resulting in a net gain of approximately $501. The operating results of the Business Information segment, including Ward’s, have been classified as discontinued operations for all periods presented.

Additionally, during the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. Their operating results have been classified as discontinued operations for all periods presented.

Included in Discontinued Operations

Total revenues, net, and income before provision for income taxes included in discontinued operations for the years ended December 31 2005, 2004 and 2003 on the accompanying statements of consolidated operations are as follows:

	Years Ended December 31,
	2005	2004	2003
Total revenues, net	$264,377	$389,283	$492,587
Income (loss) before provision for income taxes	$29,282	$53,212	$(17,422)

Income (loss) before provision for income taxes above excludes gains on sale of businesses, net of tax, of $604,215, $43,535 and $124,426 for the years ended December 31, 2005, 2003 and 2003, respectively.

Held for Sale

The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of December 31, 2005 and 2004, have been reclassified to held for sale on the accompanying consolidated balance sheets.  For 2005 and 2004, this represents the assets and liabilities of the Crafts and History groups, and of the Workplace Learning division, respectively.

	December 31,
	2005	2004
ASSETS
Accounts receivable, net	$12,994	$5,114
Inventories	1,273	1,524
Prepaid expenses and other	883	588
Property and equipment, net	1,617	18,991
Intangible Assets	5,148	—
Goodwill	87,214	—
Other non-current assets	—	14,057
Assets held for sale	$109,129	$40,274
LIABILITIES
Accounts payable	$3,929	$2,371
Accrued expenses and other	1,085	4,177
Deferred revenues—current	28,189	5,545
Current portion of capital lease obligations	—	1,076
Long-term capital lease obligations	—	13,811
Liabilities of businesses held for sale	$33,203	$26,980

Businesses with assets and liabilities classified as held for sale at December 31, 2004 were sold during 2005. In February 2006, the Company completed the sale of the History group (See Note 28).

4.   Acquisitions

Acquisition of Automotive.com

Allocation of Purchase Price

On November 15, 2005, PRIMEDIA purchased Automotive.com, Inc. (“Automotive.com”), an automotive lead generation business serving new car buyers, which has proven expertise in car sales lead generation, search engine marketing, search engine optimization and a technology platform that can drive increased traffic and ultimately monetize that traffic into high quality lead generation. To obtain full advantage from this acquisition, PRIMEDIA has contributed the assets associated with its 55 automotive Internet sites to Automotive.com, creating new revenue opportunities for its portfolio of established automotive brands. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com with the auto Internet sites contributed by the Company will provide a platform for maximizing advertising and lead generation revenues across all those sites.

The total estimated purchase price of Automotive.com was $92,099, comprised of $68,400 in cash, net of cash acquired, $23,417 representing the present value of expected future payments to be made to acquire the remaining shares of Automotive.com and $282 of estimated acquisition costs. PRIMEDIA was assisted in the valuation of the purchase price allocation by an independent valuation firm.

PRIMEDIA financed the acquisition of Automotive.com utilizing $55,985 in cash and the remaining $12,415 as an advance on the Company’s revolver.

The following is a summary of the estimated purchase price, as well as the allocation of the purchase price to the fair value of the net assets acquired at November 15, 2005:

Cash paid (net of cash acquired)	$68,400
Present value of expected future payments	23,417
Estimated direct acquisition costs	282
Total estimated purchase price	92,099
Less: Fair value of net tangible assets acquired	7,158
Plus: Liabilities assumed	8,094
Total excess purchase price	93,035
Allocated to identifiable intangible assets	30,689
Goodwill.	$62,346

Tangible assets acquired and liabilities assumed consisted of the following:

Accounts receivable, net	$4,170
Other current assets	2,266
Property, plant and equipment	722
Total tangible assets acquired	$7,158
Accounts payable	$1,202
Accrued expenses	6,892
Total liabilities assumed	$8,094

Intangible assets acquired consisted of the following:

	Fair Value at purchase date	Weighted- Average Amortization Period
Customer relationships	$21,300	11 years
Advertiser lists	110	4 years
Domain names	1,700	15 years
License	6,800	2 years
Software development	779	3 years
Total	$30,689	9 years

Goodwill resulting from the purchase of Automotive.com is included in the goodwill of the Enthusiast Media Segment. None of the goodwill resulting from the purchase of Automotive.com is expected to be deductible for tax purposes.

Additional Payments

Under the provisions of the Automotive.com Stockholders Agreement, PRIMEDIA must make quarterly payments (the “Additional Payments”) to the minority shareholders of Automotive.com in the amount of 30% of Remaining Free Cash Flow, as defined in the Automotive.com Stockholders Agreement. The additional payments will be paid within 45 days of the end of each calendar quarter commencing with the quarter ended December 31, 2005 and ending within 45 days of the quarter ending December 31, 2008, or December 31, 2009, if the forward agreement (see discussion below) is extended by the minority shareholders. The additional payments will be recognized when the related contingency is resolved and the consideration is paid or becomes payable. The pro rata share of the additional payments made to Automotive.com’s Chief Executive Officer (“CEO”) will be recorded as compensation expense due to the nature of his ongoing relationship with Automotive.com. The remaining pro rata share of the Additional Payments to be made to the other minority shareholders will be recorded as an adjustment to the purchase price of Automotive.com.

Forward Agreement

In addition, PRIMEDIA and the minority shareholders entered into a forward agreement through which PRIMEDIA will purchase the remaining 20% of Automotive.com’s stock within a short period of time after the 2008 audit date, or if the forward agreement is extended, the 2009 audit date (early 2010). The settlement price of the forward agreement is based on a measure of Automotive.com’s earnings in the fiscal year prior to settlement.

For accounting purposes, the forward agreement will be bifurcated into the components relating to the CEO of Automotive.com and the other minority shareholders. The component relating to the CEO was measured at intrinsic value for the one and one half months remaining in 2005 following the transaction date. Beginning on January 1, 2006, PRIMEDIA will adopt the provisions of SFAS 123(R), which will require that the portion of the forward agreement relating to the CEO be recorded as a liability and measured at fair value. The initial recognition of the liability will be recorded as the cumulative effect of an accounting change on January 1, 2006. Subsequent to January 1, 2006, the liability will be measured based on fair value at each reporting date and any adjustments to the liability will be recorded as compensation expense.

The component of the forward agreement relating to the other minority shareholders was recorded as a liability at fair value as of the transaction date and recorded as an adjustment to the purchase price. Additionally, this liability will be measured based on fair value at each subsequent reporting date and any adjustments to the liability will be recorded as interest expense.

At December 31, 2005, the fair value of this liability was $23,681, resulting in a charge to interest expense of $264.

Pro Forma Information (Unaudited)

The following unaudited pro forma information is presented assuming the acquisition of Automotive.com had been completed as of the beginning of the periods presented. In management’s opinion, all pro forma adjustments necessary to reflect the material effects of this transaction have been made. The pro forma information does not purport to present what the actual results of operations would have been had the acquisition of Automotive.com occurred on such dates, nor to project the results of operations for any future period.

	2005	2004
Total revenue	$1,015,150	$995,847
Loss from continuing operations	$(72,164)	$(64,097)
Net income	$555,494	$31,238
Earnings per basic and diluted share	$2.11	$0.07

Acquisition of New Home Update

In April, 2005, the Consumer Guides segment acquired the assets of New Home Update, a collection of new home guides for $15,800 in cash and $461 in assumed liabilities. This acquisition made New Home Guide the largest publisher of new home advertising guides in the industry. The purchase price and its allocation are subject to routine post-closing adjustments. The Company allocated the purchase price of the acquisition to the following asset classes:

Asset Class	Amount Allocated	Amortization Period
Goodwill	$9,278	—
Non-Compete Agreements	382	5 years
Advertiser Lists	5,791	10 years
Other	810	—
Total	$16,261

The results of operations of this acquisition did not have a material impact on the Company’s results of operations for the year ended December 31, 2005.

Other Acquisitions

In addition to the acquisitions of Automotive.com and New Home Update, the Company acquired the net assets of certain other smaller Consumer Guides and Enthusiast Media related businesses for total cash proceeds of $21,274 in 2005. The results of operations of all of these acquisitions did not have a material impact on the Company’s results of operations for the year ended December 31, 2005.

5.   Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2005	2004
Accounts receivable	$146,289	$192,126
Less: Allowance for doubtful accounts	(8,256)	(10,526)
Allowance for returns and rebates	(3,260)	(2,595)
	$134,773	$179,005

6.   Inventories

Inventories consisted of the following:

	December 31,
	2005	2004
Raw materials	$17,895	$15,097
Work in process	125	98
Finished goods	3,192	7,501
	$21,212	$22,696

7.   Property and Equipment, Net

Property and equipment, net, including those held under capital leases, consisted of the following:

	2005 Range of Lives	December 31,
	(years)	2005	2004
Land	—	$334	$334
Buildings and improvements	5-32	33,572	37,645
Furniture and fixtures	7	14,559	28,586
Machinery and equipment	3-10	68,417	106,025
Internal use software	2-7	80,478	91,783
School equipment	2-10	71,980	72,796
Other	2-32	14,128	17,467
		283,468	354,636
Less: Accumulated depreciation and amortization		226,600	274,830
		$56,868	$79,806

Included in property and equipment are assets which were acquired under capital leases in the amount of $15,090 and $16,424 with accumulated amortization of $10,561 and $9,984 at December 31, 2005 and 2004, respectively (see Note 23).

As a result of the Company’s SFAS 144 impairment testing, the Company wrote-off $4,440 of property and equipment associated with its Education segment. This amount is included in depreciation expense for the year ended December 31, 2005. There were no other impairments of property and equipment as of December 31, 2005.

8.   Goodwill, Other Intangible Assets and Other

SFAS 142 requires companies to assess goodwill and indefinite lived intangible assets for impairment at least annually. Any impairment identified is recorded in operating income. The Company established October 31 as the annual impairment test date and accordingly evaluated its goodwill and trademarks which resulted in impairment charges recorded to amortization expense of $2,100 ($0.01 per share), $6,700 ($0.03 per share), and $13,780 ($0.05 per share), as of October 31, 2005, 2004 and 2003, respectively.

In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As a result of the Company’s impairment testing under SFAS 142, impairment charges by operating segment were as follows (1):

	Enthusiast Media	Education	Total(1)
October 31, 2003
Goodwill	$—	$8,395	$8,395
Trademarks	2,337	3,048	5,385
	$2,337	$11,443	$13,780
October 31, 2004 (2)
Trademarks	$—	$6,700	$6,700
October 31, 2005
Trademarks	$—	$2,100	$2,100

(1)          There were no impairments for the Consumer Guides segment under SFAS 142 for any period presented.

(2)          Impairments have been reclassified to reflect discontinued operations as appropriate.

In connection with the results of the SFAS 142 impairment tests summarized above, factors indicated that the carrying value of certain finite lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken resulting in an impairment charge of $11,228 ($0.04 per share) as of October 31, 2005 in the Education segment, as follows:.

October 31, 2005
Amortization of intangible assets and other	$6,788
Depreciation of property and equipment (see Note 7)	4,440
Total	$11,228

The Company’s SFAS 142 evaluations were performed with the assistance of an independent valuation firm. The evaluations utilized both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. The Company’s discounted cash flow valuation used a range of discount rates that represented the Company’s weighted-average cost of capital and included an evaluation of other companies in each reporting unit’s industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company’s annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company’s annual budgeting and forecasting process, with any impairment classified as an operating expense.

Changes in the carrying amount of goodwill by operating segment are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Total
Balance as of January 1, 2004	$695,340	$95,808	$119,386	$910,534
Purchase price allocation for valuation reports	—	193	—	193
Goodwill written off related to the sale of businesses	(6,429)	—	(1,719)	(8,148)
Balance as of December 31, 2004	688,911	96,001	117,667	902,579
Inter-segment transfers	3,805	—	(3,805)	—
Purchase price allocation for valuation reports	64,246	16,710	38	80,994
Goodwill written off related to the sale of businesses	(19,238)	(44)	(113,900)	(133,182)
Goodwill allocated to assets held for sale	(87,214)	—	—	(87,214)
Balance as of December 31, 2005	$650,510	$112,667	$—	$763,177

Intangible assets subject to amortization consist of the following:

		December 31,
		2005(3)			2004(3)
		Gross			Gross
	Range of Lives	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks	3	$—	$—	$—	$20,449	$20,449	$—
Membership, subscriber and customer lists	2-20	194,926	166,553	28,373	290,917	268,021	22,896
Non-compete agreements	1-10	84,491	82,980	1,511	136,226	135,042	1,184
Trademark license agreements	2-15	328	293	35	2,984	2,917	67
Copyrights	3-20	4,265	2,357	1,908	17,940	17,344	596
Databases	2-12	814	752	62	9,334	9,000	334
Advertiser lists	4-20	96,065	79,418	16,647	135,978	126,687	9,291
Distribution agreements	1-7	10,410	10,410	—	10,410	10,410	—
Other	1-5	9,586	1,153	8,433	9,804	9,804	—
		$400,885	$343,916	$56,969	$634,042	$599,674	$34,368

(3)          Excluding intangible assets classified as assets held for sale.

Intangible assets not subject to amortization had a carrying value of $174,435 (excluding intangible assets classified as assets held for sale) and $208,516 at December 31, 2005 and 2004, respectively, and consisted of trademarks. Amortization expense for intangible assets still subject to amortization (excluding provision for impairment) was $9,032, $10,777 and $14,689 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of deferred wiring costs (excluding provision for impairment) of $1,274, $1,275 and $7,607 for the years ended December 31, 2005, 2004 and 2003, respectively, has also been included in amortization of intangible assets on the accompanying statements of consolidated operations. At December 31, 2005, estimated future amortization expense of intangible assets still subject to amortization, excluding deferred wiring costs, is approximately as follows: $11,000, $10,000, $6,000, $5,000 and $4,000 for 2006, 2007, 2008, 2009 and 2010, respectively.

9.   Other Non-Current Assets

Other non-current assets consisted of the following:

	December 31,
	2005	2004
Deferred financing costs, net	$14,424	$27,631
Deferred wiring and installation costs, net	578	1,203
Direct-response advertising costs, net	10,871	10,395
Video mastering and programming costs, net	3,644	3,188
Cost and equity method investments	4,733	4,787
Other	1,678	2,177
	$35,928	$49,381

The decrease in deferred financing costs from 2004 are primarily due to write-offs of $1,040, $5,168 and $3,541 resulting from the 2005 redemption of the 7 5/8% Senior Notes, the redemption of the Series D, F and H Exchangeable Preferred Stock and the 2005 refinancing of the bank credit facilities, respectively.

The deferred financing costs are net of accumulated amortization of $24,468 and $23,571 at December 31, 2005 and 2004, respectively. The deferred wiring and installation costs are net of accumulated amortization of $68,308 and $75,610 at December 31, 2005 and 2004, respectively. Direct response advertising costs are net of accumulated amortization of $11,827 and $11,121 at December 31, 2005 and 2004, respectively. Video mastering and programming costs are net of accumulated amortization of $2,612 and $5,120 at December 31, 2005 and 2004, respectively.

The Company recorded $64 and $4,256 of losses from equity method investments during the years ended December 31, 2004 and 2003, respectively. These equity method losses are included in other income (expense), net on the accompanying statements of consolidated operations.

In connection with the Company’s SFAS 144 impairment testing, the Company wrote-off $646 of deferred wiring and installation costs associated with its Education segment. This amount is included in amortization expense for the year ended December 31, 2005.

10.   Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2005	2004
Payroll, commissions and related employee benefits	$30,333	$41,143
Rent and lease liabilities	5,643	7,781
Retail display costs and allowances	11,450	14,620
Royalties	2,337	2,273
Circulation costs	5,399	6,531
Professional fees	2,943	4,288
Taxes	19,475	12,843
Deferred purchase price	2,724	565
Interest payable	13,794	17,549
Interest payable on shares subject to mandatory redemption	—	10,947
Other	28,221	24,572
	$122,319	$143,112

11.   Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
Borrowings under bank credit facilities	$513,000	$480,406
7 5/8% Senior Notes Due 2008	—	225,581
8 7/8% Senior Notes Due 2011	471,013	470,390
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000
	1,459,013	1,651,377
Obligation under capital leases (see Note 23)	5,434	9,506
	1,464,447	1,660,883
Less: Current maturities of long-term debt	7,677	24,919
	$1,456,770	$1,635,964

Upon redemption of the Series D and Series F Exchangeable Preferred Stock on May 11, 2005 (see Note 13), the Company prepaid its outstanding term loan A and term loan B in aggregate principal amounts of $5,000 and $35,000, respectively, and permanently reduced its total revolving loan commitments in an aggregate amount of $30,000. The Company made scheduled payments on its term loan A, term loan B and term loan C of $7,857, $1,129 and $500, respectively, during 2005. On September 30, 2005, the Company entered into a new $500,000 term loan B credit facility with a maturity date of September 30, 2013. The new term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. The Company applied the net proceeds from the sale of its Business Information segment, and a portion of the new term loan B to prepay $47,143 of outstanding term loan A commitments, $216,777 of term loan B commitments and $99,000 of term loan C commitments, with the remainder used to temporarily pay down all outstanding advances under the revolving credit facilities. In addition, the Company permanently reduced its total revolving loan commitments in an aggregate principal amount of $79,084. Also, as scheduled, there was a commitment reduction of $19,771 on the revolving credit facilities during 2005. The Company recorded a loss of $3,541 in the other income (expense), net line on the accompanying statements of consolidated operations for the year ended December 31, 2005 related to the write-off of unamortized deferred financing costs relating to the credit facilities. A portion of the new Term Loan B was applied to the redemption of the Company’s Series H Exchangeable Preferred Stock and a portion of the 7 5/8% Senior Notes.

Substantially all proceeds from sales of businesses and other investments were used to pay down borrowings under the bank credit facilities agreement. Amounts under the bank credit facilities may be reborrowed and used for general corporate and working capital purposes as well as to finance certain future acquisitions. The Company made payments consisting of the following for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Term A (cash pre-payment)	$52,143	$30,000
Term A (scheduled payment)	7,857	—
Term B (cash pre-payment)	251,777	120,000
Term B (scheduled payment)	1,129	—
Term C (cash pre-payment)	99,000	—
Term C (scheduled payment)	500	—
Total	$412,406	$150,000

There were commitment reductions of $128,855 and $21,350 on the Company’s revolving loan facility during 2005 and 2004, respectively.

The bank credit facilities consisted of the following at December 31, 2005:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$500,000	$776,795
Borrowings Outstanding	(13,000)	(500,000)	(513,000)
Letters of Credit Outstanding	(20,161)	—	(20,161)
Unused Bank Commitments	$243,634	$—	$243,634

With the exception of the term loan B and the Floating Rate Notes, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year. The new term loan B bears interest at base rate plus 1.25% or LIBOR plus 2.25% per year.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2005, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $118,629 in 2007 and a final reduction of $158,169 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $5,000 in 2006 through 2012 and $465,000 in 2013.

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

7 5/8% Senior Notes.   During 2005 the Company redeemed $226,000 aggregate principal amount of its 7 5/8% Senior Notes Due 2008. The 7 5/8% Senior Notes were redeemed at 101.271% of the principal amount plus accrued interest. As a result, the Company recorded a loss of $4,348 in the other income (expense), net line on the accompanying statements of consolidated operations for the year ended December 31, 2005 related to the premium paid on the redemption as well as the write-off of the bond discount. A portion of the new Term Loan B was applied to the redemption of the Company’s Series H Exchangeable Preferred Stock and a portion of the 7 5/8% Senior Notes.

8 7/8% Senior Notes.   The 8 7/8% Senior Notes, with a face value of $475,500, mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes are redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $4,487 and $5,110 at December 31, 2005 and 2004, respectively.

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which represent primarily Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities agreement, the Unrestricted Group’s results (positive or negative), are not reflected in the Consolidated EBITDA of the Restricted Group which as defined in the bank credit facilities agreement excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses. The Company has established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services and cross-promotion, between Company businesses in the Restricted Group and the Unrestricted Group, which management believes are on an arms length basis and as permitted by the bank credit facilities and Senior Note agreements. These intercompany arrangements afford strategic benefits across the Company’s properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness and increase traffic and revenue to the Unrestricted Group. For company-wide consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

The scheduled repayments of all debt outstanding, net of unamortized discount, including capital leases as of December 31, 2005, are as follows:

Years Ending December 31,	Debt	Capital Lease Obligations and Other	Total
2006	$5,000	$2,677	$7,677
2007	5,000	998	5,998
2008	18,000	629	18,629
2009	5,000	481	5,481
2010	180,000	427	180,427
Thereafter	1,246,013	222	1,246,235
	$1,459,013	$5,434	$1,464,447

12.   Income Taxes

At December 31, 2005, the Company had aggregate net operating losses for Federal and State income tax purposes of $1,220,077 which will be available to reduce future taxable income. The utilization of such net operating losses (“NOLs”) is subject to certain limitations under Federal income tax laws. In certain instances, such NOLs may only be used to reduce future taxable income of the respective company which generated the NOLs. The NOLs are scheduled to expire in the following years:

Federal NOLs
2006	$—
2007	42,321
2008	85,449
2009	70,105
2010	153,320
2011	32,389
2012	63,737
2017	15,144
2018	75,647
2019	54,777
2020	118,476
2021	308,781
2022	58,375
2023	76,708
2024	64,848
Total	$1,220,077

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2005			2004
	Federal	State	Total	Federal	State	Total
Deferred income tax assets:
Difference between book and tax basis of accrued expenses and other	$29,515	$7,333	$36,848	$17,806	$4,424	$22,230
Difference between book and tax basis of other intangible assets	64,236	15,959	80,195	104,632	25,996	130,628
Difference between book and tax basis of property and equipment	11,704	2,908	14,612	—	—	—
Operating loss carryforwards	397,203	74,074	471,277	450,363	77,714	528,077
Capital loss carryforwards	—	—	—	97,850	11,160	109,010
AMT credit carryforwards	3,981	—	3,981	—	—	—
Net unrealized loss on investments	5,190	1,289	6,479	16,930	4,206	21,136
Total	$511,829	$101,563	$613,392	$687,581	$123,500	$811,081
Deferred income tax liabilities:
Difference between book and tax basis of indefinite lived intangible assets	$73,225	$14,430	$87,655	$60,719	$14,453	$75,172
Difference between book and tax basis of property and equipment	—	—	—	13,366	3,321	16,687
Other	—	—	—	8,031	1,995	10,026
Total	73,225	14,430	87,655	82,116	19,769	101,885
Net deferred income tax assets	438,604	87,133	525,737	605,465	103,731	709,196
Less: Valuation allowance	(511,829)	(101,563)	(613,392)	(666,184)	(118,184)	(784,368)
Net	$(73,225)	$(14,430)	$(87,655)	$(60,719)	$(14,453)	$(75,172)

The components of the provision (benefit) for income taxes are as follows:

	2005	2004	2003
Current:
Federal	$3,981	$—	$—
State and local	8,110	1,512	1,356
Total	12,091	1,512	1,356
Deferred:
Federal	207,100	47,669	42,854
State and local	26,596	(2,252)	11,769
Total	233,696	45,417	54,623
Change in valuation allowance	(221,213)	(31,609)	(42,759)
Total deferred provision	12,483	13,808	11,864
Total provision for income taxes	$24,574	$15,320	$13,220

The provision for income taxes is included in the Company’s statements of consolidated operations as follows:

	2005	2004	2003
Continuing operations	$6,744	$13,907	$3,370
Discontinued operations	17,830	1,413	9,850
Total provision for income taxes	$24,574	$15,320	$13,220

A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the loss from continuing operations is set forth below:

	2005	2004	2003
Tax benefit at federal statutory rate	$(19,703)	$(16,085)	$(19,570)
State/Local taxes, net of federal impact	(984)	(5,913)	(1,419)
Non-deductible amortization and impairments	—	—	2,552
Interest on shares subject to mandatory redemption	12,195	15,323	7,661
Change in valuation allowance	14,465	(808)	9,433
NOL expiration and other adjustments	—	21,123	3,414
Other, net	771	267	1,299
Provision for income taxes	$6,744	$13,907	$3,370

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. Therefore, as a result of the adoption of SFAS 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS 142, the Company no longer amortizes the book basis of the indefinite-lived intangible assets but will continue to amortize these intangible assets for tax purposes. During 2005, 2004 and 2003, the Company recorded a provision for deferred income taxes of $12,483, $13,808 and $11,864, respectively, related to the increase in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite lived intangible assets.

A portion of the valuation allowance in the amount of approximately $111,304 at December 31, 2005 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities.

The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

PRIMEDIA’s tax returns are subject to examination by the applicable taxing authorities. The Company believes adequate provision for all outstanding issues has been made for all open years and that, as of December 31, 2005, the accrual for income taxes payable is sufficient to cover any expected liabilities arising from any such examination.

13.   Shares Subject to Mandatory Redemption (the Company’s Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

On July 1, 2003, the Company prospectively adopted SFAS 150, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock ($0 and $474,559 at December 31, 2005 and 2004, respectively). Such stock is collectively described as “shares subject to mandatory redemption” on the accompanying consolidated balance sheets. Each series individually is legally known as Exchangeable Preferred Stock. SFAS 150 requires that the related dividends on these shares be described as “interest on shares subject to mandatory redemption” and included in loss from continuing operations whereas prior to July 1, 2003 they were presented below net income as preferred stock dividends. The adoption of SFAS 150 increased the loss from continuing operations for the years ended December 31, 2005, 2004 and 2003 by $24,956, $45,124 and $22,547, respectively. These amounts represent interest on shares subject to mandatory redemption of $24,203, $43,780 and $21,889 and amortization of issuance costs of $753, $1,344 and $658, which is included in the amortization of deferred financing costs on the accompanying statements of consolidated operations for the years ended December 31, 2005, 2004 and 2003, respectively. If SFAS 150 was adopted on January 1, 2003, loss from continuing operations would have increased by $22,670 for the year ended December 31, 2003. The 2003 increase to loss from continuing operations has been reduced by a net gain of $944 on exchanges of the preferred stock.

Shares subject to mandatory redemption consisted of the following as of December 31, 2004:

$10.00 Series D Exchangeable Preferred Stock ($.01 par value, 2,000,000 shares authorized and 1,674,867 shares issued and outstanding)	$167,487
$9.20 Series F Exchangeable Preferred Stock ($.01 par value, 1,250,000 shares authorized and 953,328 shares issued and outstanding)	95,333
$8.625 Series H Exchangeable Preferred Stock ($.01 par value, 2,500,000 shares authorized and 2,117,391 shares issued and outstanding)	211,739
$474,559

On May 11, 2005, the Company redeemed all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of $167,487) and all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of $95,333). The Series D Exchangeable Preferred Stock was called at 101% of the liquidation preference thereof plus accrued but unpaid dividends and the Series F Exchangeable Preferred Stock was called at par plus accrued but unpaid dividends. The Company recorded a loss of $4,349 in the other income (expense), net line on the accompanying statements of consolidated operations in connection with these preferred stock redemptions. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series D preferred shares.

On October 1, 2005, the Company redeemed all of its outstanding shares of $8.625 Series H Exchangeable Preferred Stock (with an aggregate liquidation preference of $211,739). The Preferred Stock was called at 101.4% of the liquidation preference thereof plus accrued but unpaid dividends. The

Company recorded a loss of $5,539 in the other income (expense), net line on the accompanying statements of consolidated operations in connection with these preferred stock redemptions. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series H preferred shares.

14.   Series J Convertible Preferred Stock

On July 7, 2004, the Company redeemed all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility.

15.   Common Stock and Related Options

Stock Purchase and Option Plans.   Effective January 1, 2003, the Company adopted SFAS 123, as amended by SFAS No. 148, using the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.

Due to the adoption of SFAS 123 in the fourth quarter of 2003, effective as of January 1, 2003, the Company recorded a non-cash compensation charge of $5,980, which included a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President. In addition, the Company recorded a non-cash compensation charge of $3,780 and $2,603 related to stock options and shares issued under the Employee Stock Purchase Plan for the years ended December 31, 2005 and 2004, respectively.

The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan, as amended (the “Stock Option Plan”) authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Stock Option Plan has authorized grants of up to 45,000,000 shares of the Company’s common stock or options to management personnel.

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

A summary of the status of the Company’s Stock Option Plan as of December 31, 2005, 2004 and 2003, and changes on those years are presented below:

	2005			2004			2003
	Options	Exercise Price	Weighted Average Exercise Price	Options	Exercise Price	Weighted Average Exercise Price	Options	Exercise Price	Weighted Average Exercise Price
Outstanding—beginning of year	25,502,277	$0.08-$36.52	$7.92	28,548,319	$0.08-$38.45	$7.59	29,068,881	$0.08-$55.33	$8.67
Granted	408,500	$3.43-$ 4.35	$3.97	311,000	$2.06-$ 3.80	$2.69	3,906,250	$1.98-$ 3.09	$2.98
Exercised	(486,079)	$0.43-$ 3.18	$2.30	(1,100,824)	$0.27-$ 2.90	$2.55	(117,776)	$0.14-$ 2.32	$1.58
Forfeited	(4,712,640)	$0.22-$36.52	$9.39	(2,256,218)	$0.22-$38.45	$9.45	(4,309,036)	$0.43-$55.33	$8.69
Outstanding—end of year	20,712,058	$0.08-$27.13	$7.65	25,502,277	$0.08-$36.52	$7.92	28,548,319	$0.08-$38.45	$7.59
Exercisable—end of year	17,922,863	$0.08-$27.13	$8.11	19,385,870	$0.08-$36.52	$8.94	18,415,642	$0.08-$38.45	$8.87

The weighted-average fair value per option for options granted in 2005, 2004 and 2003 was $2.05, $1.49 and $1.84, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Number Outstanding at 12/31/05	Number Exercisable at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Outstanding Options	Weighted Average Exercise Price of Exercisable Options
$ 0.08 - $ 1.96	553,681	550,431	6	$1.85	$1.85
$ 2.02 - $ 2.98	1,247,331	763,804	4	2.77	2.76
$ 3.09 - $ 3.80	1,262,500	1,043,833	2	3.20	3.09
$ 4.00 - $ 5.00	7,322,206	6,124,455	5	4.71	4.74
$ 6.00 - $ 9.83	3,208,090	2,322,090	6	6.46	6.64
$10.13 - $19.81	7,093,569	7,093,569	4	13.24	13.24
$21.15 - $27.13	24,681	24,681	4	26.71	26.71
	20,712,058	17,922,863	4	$7.65	$8.11

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

The Company had reserved approximately 9,795,921 shares of the Company’s common stock for future grants in connection with the Stock Option Plan at December 31, 2005.

Employee Stock Purchase Plan (“ESPP”).   During March 2000, the Company approved and implemented the PRIMEDIA Employee Stock Purchase Plan. The ESPP is intended to encourage long-term investment in the Company and to assist eligible employees of the Company and its eligible subsidiaries to purchase common stock of the Company through payroll deductions at a discount. The ESPP permits full-time or part-time employees who customarily work at least 20 hours per week and five months per year to purchase shares of the Company’s common stock at the lesser of 90% of the closing stock price on the first or last day of the offering period. Effective January 1, 2004, the ESPP was amended to provide that the purchase price of shares through the ESPP is 90% of the closing stock price on the last day of the offering period. Due to the adoption of SFAS 123 (see Note 2), charges totaling $100, $306 and $370 were recorded to non-cash compensation expense relating to the ESPP for the years ended December 31, 2005, 2004 and 2003, respectively, on the Company’s statements of consolidated operations.

The following table summarizes information about shares purchased under the ESPP during the three years ended December 31, 2005

Offering period	Issuance Date	Number of Shares	Share Purchase Price
1/1/03 - 6/30/03	7/1/2003	266,743	$2.034
7/1/03 - 12/31/03	1/1/2004	194,044	2.547
1/1/04 - 6/30/04	7/1/2004	153,448	2.502
7/1/04 - 12/31/04	1/1/2005	108,562	3.420
1/1/05 - 6/30/05	7/1/2005	82,026	3.645
7/1/05 - 12/31/05	1/6/2006	170,054	1.449
		974,877

The Company had reserved approximately 2,564,000 shares of the Company’s common stock for future grants, subsequent to the January 2006 grant, in connection with the ESPP at December 31, 2005.

16.   Basic and Diluted Income (Loss) Per Common Share

Income (loss) per common share for the years ended December 31, 2005, 2004, and 2003 has been determined based on income (loss) available to common shareholders, divided by the weighted average number of common shares outstanding for all years presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants and 20,712,058 stock options at December 31, 2005. Potentially dilutive securities were not included in the computation of diluted income (loss) per share because the effect of their inclusion would be anti-dilutive.

17.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2004 primarily represents foreign currency translation adjustments of $167. There was no foreign currency translation adjustment as of December 31, 2005.

18.   Non-Cash Compensation

	Years ended December 31,
	2005	2004	2003
Restricted stock-About(1)	$—	$—	$1,793
Stock options-About(1)	—	—	1,478
Amortization of the intrinsic value of unvested “in-the-money” options issued in connection with the About merger	—	175	1,282
Stock Based Compensation (SFAS 123)(2)	3,780	2,603	5,980
Other(3)	2,455	3,319	651
Total	$6,235	$6,097	$11,184

(1)          In connection with the About merger in 2001, certain senior executives were granted 2,955,450 shares of restricted PRIMEDIA common stock. These senior executives were also granted options to purchase 3,482,300 shares of PRIMEDIA common stock at an exercise price of $2.85 per share, equal to thirty percent of the fair market value per share on that date. These options vest at a rate of 25% per year and were subject to the executives’ continued employment.

(2)          Upon adoption of SFAS 123, effective as of January 1, 2003, the Company recorded a non-cash compensation charge of $5,980, which included a charge of $5,145 related to an extension of the expiration period of options previously granted to the former Interim Chief Executive Officer and President for the year ended December 31, 2003 (see Note 15).

(3)          During the years ended December 31, 2005, 2004 and 2003, the Company recognized $2,455, $3,319 and $651, respectively, of non-cash compensation related to the Company’s grants of shares of restricted common stock to certain executives, as well as grants of shares of restricted common stock to certain employees in exchange for their options in the Company’s Internet subsidiaries. These grants were valued at $9,737 and are being expensed ratably over their related vesting periods (see Note 15).

Non-cash compensation is omitted from the Company’s calculation of consolidated EBITDA, as defined in the Company’s bank credit facilities and Senior Note agreements (see Note 11).

19.   Senior Executives Severance and Provision for Severance, Closures and Restructuring Related Costs

Senior Executives Severance

In 2005, the Company recorded $1,775 of severance related to the separation of the former President and Chief Executive Officer.

In 2004 and 2003, the Company recorded $658 and $9,372, respectively, of severance related to the separation of the former Interim Chief Executive Officer and President, the former Chairman and Chief Executive Officer and the former Chief Financial Officer.

Provision for Severance, Closures and Restructuring Related Costs

During 2005, the Company completed cost reduction initiatives previously announced to streamline operations, reduce layers of management and consolidate real estate.

Details of the initiatives implemented and the payments made in furtherance of these plans in the years ended December 31, 2005 and 2004 are presented in the following tables:

	Liability as of January 1, 2005		Net Provision for the Year Ended December 31, 2005		Payments during the Year Ended December 31, 2005	Liability as of December 31, 2005
Severance and closures:
Employee-related termination costs	$1,501		$1,532		$(2,788)	$245
Termination of leases related to office closures	34,450		283		(5,505)	29,228
Total severance and closures	$35,951	(1)	$1,815	(2)	$(8,293)	$29,473

	Liability as of January 1, 2004		Net Provision for the Year Ended December 31, 2004		Payments/Write-offs during the Year Ended December 31, 2004	Liability as of December 31, 2004
Severance and closures:
Employee-related termination costs	$4,433		$1,454		$(4,386)	$1,501
Termination of leases related to office closures	35,230		7,098		(7,878)	34,450
Write-offs of unamortized restructured leases	—		(298)		298	—
Total severance and closures	$39,663	(1)	$8,254	(2)	$(11,966)	$35,951	(1)

(1)          Adjusted to exclude liabilities relating to discontinued operations totaling $1,874 and $4,140 at January 1, 2005 and 2004, respectively.

(2)          Adjusted to exclude net provisions related to discontinued operations totaling $26 and $1,610 for the years ended December 31, 2005 and 2004, respectively.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. The employee-related termination costs are expected to be paid in 2006. To reduce the lease related costs, the Company has subleased all of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of these plans, the Company has closed and consolidated 24 office locations and has notified a total of 2,077 individuals that they would be terminated under these plans. As of December 31, 2005, all of these individuals have been terminated.

Liabilities of $3,972 and $7,473 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2005 and 2004, respectively. Liabilities of $25,501 and $28,478 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the consolidated balance sheets as of December 31, 2005 and 2004, respectively.

For purposes of the Company’s bank credit facilities and Senior Note agreements, the provision for severance, closures and restructuring related costs is omitted from the Company’s calculation of consolidated EBITDA (see Note 11).

20.   Provision for Unclaimed Property

Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks. The Company hired an outside consultant to assist in estimating the potential risk. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded in the year ended December 31, 2004 an estimated provision for unclaimed property of $3,439, relating to continuing operations, plus $2,061 relating to operations subsequently classified as discontinued

operations. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the results of operations for 2004 considered material.

The Company has entered the next phase of the assessment whereby the consultant is assisting in negotiating settlements under voluntary disclosure agreements with the relevant states, the most significant of which was settled in October 2005, with no additional provision required.

21.   Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 5/8% Senior Notes	$—	$—	$225,581	$228,941
8 7/8% Senior Notes	471,013	441,917	470,390	502,841
8% Senior Notes	300,000	254,813	300,000	306,750
Senior Floating Rate Notes	175,000	170,625	175,000	184,625
Series D Exchangeable Preferred Stock	—	—	167,487	164,137
Series F Exchangeable Preferred Stock	—	—	95,333	87,706
Series H Exchangeable Preferred Stock	—	—	211,739	194,800
Deferred Purchase Price Liabilities	33,897	37,129	10,731	13,500

The estimated fair value of the senior notes was determined based on quoted market prices. The fair value of the preferred stock was based on recent bid prices at December 31, 2004.

For instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of floating rate long-term debt approximates carrying value because these instruments re-price frequently at current market prices.

22.   Benefit Plans

Retirement Plans.   Substantially all of the Company’s employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $2,271 in 2005, $1,993 in 2004 and $985 in 2003.

23.   Commitments and Contingencies

Commitments.   Total rent expense under operating leases was $25,912, $27,592 and $28,359 for the years ended December 31, 2005, 2004 and 2003, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options.  The Company expenses all operating leases for rent on a straight-line basis. The leases primarily relate to real estate and equipment. The following annual rental commitments includes an aggregate of $29,228 which has been reserved for as part of the provision for severance, closures and restructuring related costs (see Note 19). Minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2006	$44,000
2007	38,772
2008	28,431
2009	21,913
2010	14,575
Thereafter	63,017
$210,708

Future rental commitments for the above leases have not been reduced by minimum noncancelable sublease rentals aggregating $73,155 as of December 31, 2005.

Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

Year Ending December 31,
2006	$2,974
2007	1,175
2008	740
2009	537
2010	456
Thereafter	227
6,109
Less: Amount representing interest (at rates ranging from 7% to 8%)	675
Present value of net minimum lease payments and other	5,434
Less: Current portion	2,677
Long-term obligations (included in long-term debt)	$2,757

Contingencies.   The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

In 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, however, the Company retains a secondary liability regarding the payment of the Carrolton, TX lease which has future minimum lease payments of approximately $14,000.

24.   Related Party Transactions

For the years ended December 31, 2005, 2004 and 2003, the Company incurred and expensed administrative and other fees relating to KKR, an affiliated party, of $1,000 per year. For the years ended December 31, 2005, 2004 and 2003, the Company incurred and expensed directors’ fees for certain partners of KKR aggregating $165, $188 and $220, respectively. In February 2003, $186 of director fees were paid to Michael Tokarz, a former director of the Company, in the form of 29,284 shares and in June 2004, $386 of directors’ fees were paid to George Roberts, another former director, in the form of 90,082 shares of the Company’s common stock as they were permitted to defer the payment of their fees and receive them in the form of common stock pursuant to the Directors’ Deferred Compensation Plan.

In 2005, 2004 and 2003, the Company paid Capstone $119, $162 and $699, respectively, in cash for consulting services received. Dean Nelson, the Chairman, President and Chief Executive Officer and a director of PRIMEDIA is also the Chief Executive Officer of Capstone.

In 2000, the Company retained Willis of New York, Inc. (“Willis”), a subsidiary of Willis Group Holdings Limited, to provide insurance brokerage services to the Company. During the year ended December 31, 2003, on a fully diluted basis, an investment partnership associated with KKR owned more than 20% of Willis, and therefore was a related party, as defined. During the year ended December 31, 2003, the Company paid insurance broker fees aggregating $395. Willis was not a related party, as defined, for the years ended December 31, 2005 or 2004.

The Company leases transponders for its Education segment from PanAmSat Corporation (“PanAmSat’). Beginning in August of 2004, an investment partnership associated with KKR owned more than 20% of PanAmSat. The Company paid transponder lease fees of $374 for the year ended December 31, 2005, and received credits of $370. From the period PanAmSat became a related party, as defined, the Company paid transponder lease fees of $815 for the year ended December 31, 2004.

25.   Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

For the year ended December 31, 2005(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$234,439	$255,602	$248,269	$252,261	$990,571
Operating income	24,309	38,318	28,356	25,304	116,287
Provision for income taxes	3,833	2,313	4,346	(3,748)	6,744
Loss from continuing operations	$(24,261)	$(9,133)	$(16,943)	$(12,703)	$(63,040)
Discontinued operations	389,775	14,144	224,697	(958)	627,658
Net income (loss)	$365,514	$5,011	$207,754	$(13,661)	$564,618
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.10)	$(0.03)	$(0.06)	$(0.05)	$(0.24)
Discontinued operations	1.49	0.05	0.85	(0.00)	2.39
Net income (loss)	$1.39	$0.02	$0.79	$(0.05)	$2.15
Basic and diluted common shares outstanding (weighted average)	262,661,656	262,973,160	263,122,384	263,368,972	263,031,543

For the year ended December 31, 2004(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$235,516	$243,922	$247,059	$243,299	$969,796
Operating income	20,859	33,041	34,618	37,191	125,709
Provision for income taxes	4,300	4,290	4,259	1,058	13,907
Loss from continuing operations	$(23,493)	$(14,296)	$(13,625)	$(8,451)	$(59,865)
Discontinued operations	34,564	16,450	22,365	21,956	95,335
Net income	11,071	2,154	8,740	13,505	35,470
Preferred stock dividends and releated accretion	(5,153)	(5,801)	(2,551)	—	(13,505)
Income (loss) applicable to common shareholders	$5,918	$(3,647)	$6,189	$13,505	$21,965
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.11)	$(0.08)	$(0.06)	$(0.03)	$(0.28)
Discontinued operations	0.13	0.06	0.09	0.08	0.36
Income (loss) applicable to common shareholders	$0.02	$(0.02)	$0.03	$0.05	$0.08
Basic and diluted common shares outstanding (weighted average)	259,894,408	260,307,340	260,496,328	261,253,924	260,488,000

(1)   Previously reported amounts have been recast to exclude discontinued operations, in accordance with SFAS 144.

26.   Business Segment Information

The Company’s products compete, primarily in the United States, in three principal segments: Enthusiast Media, Consumer Guides, and Education.

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It connects buyers and sellers through the Company’s consumer magazine brands, Internet, events, video programs, licensing and merchandising.

The Consumer Guides segment is the nation’s largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide and operates related Internet sites.

The Education segment consists of the businesses that provide content for schools, universities, government and other public institutions as well as training. It includes Channel One, Films Media Group and PRIMEDIA Healthcare, a continuing medical education business.

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

Information as to the operations of the Company in different business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges (“Segment EBITDA”). Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

	2005	2004	2003
Revenues, net:
Enthusiast Media	$608,032	$617,058	$623,606
Consumer Guides	317,134	287,093	276,639
Education	65,903	66,396	79,641
Intersegment Eliminations	(498)	(751)	(5,469)
Total	$990,571	$969,796	$974,417
Segment EBITDA(1):
Enthusiast Media	$122,504	$130,001	$126,080
Consumer Guides	74,921	81,480	83,163
Education	7,012	6,028	16,638
Corporate Overhead	(27,676)	(27,788)	(28,205)
Total	$176,761	$189,721	$197,676
Depreciation, amortization and other charges(2)(3):
Enthusiast Media	$18,458	$21,949	$24,996
Consumer Guides	11,551	11,199	11,834
Education	20,850	15,929	28,390
Corporate	9,615	14,935	28,135
Total	$60,474	$64,012	$93,355
Total Assets:
Enthusiast Media	$1,146,601	$1,072,793
Business Information(5)	—	206,004
Consumer Guides	187,004	155,056
Education	39,104	101,915
Corporate	16,759	23,280
Total	$1,389,468	$1,559,048
Additions to property, equipment and other:
Enthusiast Media	$11,933	$14,401
Business Information(5)	2,385	3,499
Consumer Guides	10,654	7,997
Education	5,067	7,430
Corporate	162	1,173
Total	$30,201	$34,500

Below is a reconciliation of the Company’s Segment EBITDA to loss from continuing operations before provision for income taxes for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Segment EBITDA(1)	$176,761	$189,721	$197,676
Depreciation of property and equipment(2)	31,810	27,777	29,823
Amortization of intangible assets and other(2)	19,194	18,752	36,076
Severance related to separated senior executives	1,775	658	9,372
Non-cash compensation	6,089	6,097	11,184
Provision for severance, closures and restructuring related costs(4)	1,815	8,254	7,124
Provision for unclaimed property	—	3,439	—
Gain on sale of businesses and other, net	(209)	(965)	(224)
Operating income	116,287	125,709	104,321
Other income (expense):
Provision for impairment of investments	—	(804)	(8,975)
Interest expense	(130,525)	(123,902)	(123,022)
Interest on shares subject to mandatory redemption	(24,203)	(43,780)	(21,889)
Amortization of deferred financing costs	(4,291)	(4,986)	(3,462)
Other income (expense), net	(13,564)	1,805	(2,887)
Loss from continuing operations before provision for income taxes	$(56,296)	$(45,958)	$(55,914)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other (income) charges (see Note 3 below). Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)          Depreciation includes an impairment of long-lived assets of $4,440 for the year ended December 31, 2005. Amortization includes an impairment of intangible assets and goodwill of $8,888, $6,700 and $13,780 for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)          Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for severance, closures and restructuring related costs, provision for unclaimed property and (gain) loss on sale of businesses and other, net.

(4)          Provision for severance, closures and restructuring related costs includes $2,259, $3,053 and $4,190 for the Enthusiast Media segment for the years ended December 31, 2005, 2004, and 2003, respectively. Provision for severance, closures and restructuring related costs includes $121 and $28 for the Consumer Guides segment for the years ended December 31, 2005 and 2004, respectively. Provision for severance, closures and restructuring related costs includes $77 and $296 for the Education segment for the years ended December 31, 2004 and 2003, respectively. Provision for severance, closures and restructuring related costs includes $(565), $5,096 and $2,638 for Corporate for the years ended December 31, 2005, 2004, and 2003, respectively.

(5)   The Business Information segment was sold during 2005.

27.   Financial Information for Guarantors of the Company’s Debt

The information that follows presents consolidating financial information as of December 31, 2005 and 2004 and for years ended December 31, 2005, 2004 and 2003 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the years ended December 31, 2005, 2004 and 2003, certain businesses have been reclassified between restricted and unrestricted subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on our debt covenant ratios as defined in the bank credit facilities.

The consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management’s best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The non-guarantor subsidiary results of operations include: internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed, by the Company, at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative), are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$825,312	$181,505	$(16,246)	$990,571
Operating costs and expenses:
Cost of goods sold	—	192,558	24,829	—	217,387
Marketing and selling	—	151,892	34,460	—	186,352
Distribution, circulation and fulfillment	—	125,862	63,850	—	189,712
Editorial	—	59,017	10,529	—	69,546
Other general expenses	48	53,449	85,934	(16,246)	123,185
Corporate administrative expenses (including non-cash compensation)	28,289	180	5,248	—	33,717
Depreciation of property and equipment	2,496	22,220	7,094	—	31,810
Amortization of intangible assets and other	—	18,041	1,153	—	19,194
Severance related to seperated senior executives (including non-cash compensation)	1,775	—	—	—	1,775
Provision for severance, closures and restructuring related costs	(565)	2,211	169	—	1,815
(Gain) loss on sale of businesses and other, net	—	(286)	77	—	(209)
Operating income (loss)	(32,043)	200,168	(51,838)	—	116,287
Other income (expense):
Interest expense	(128,912)	(1,225)	(388)	—	(130,525)
Interest on shares subject to mandatory redemption	(24,203)	—	—	—	(24,203)
Amortization of deferred financing costs	(754)	(3,248)	(289)	—	(4,291)
Intercompany management fees and interest	157,223	(146,252)	(10,971)	—	—
Other expense, net	(9,119)	(4,289)	(156)	—	(13,564)
Income (loss) from continuing operation before provision for income tax	(37,808)	45,154	(63,642)	—	(56,296)
Provision for income taxes	(6,718)	(1)	(25)	—	(6,744)
Equity earnings of subsidiaries	614,899	—	—	(614,899)	—
Income (loss) from continuing operations	570,373	45,153	(63,667)	(614,899)	(63,040)
Discontinued operations, net of tax	(5,755)	637,030	(3,617)	—	627,658
Net income (loss)	$564,618	$682,183	$(67,284)	$(614,899)	$564,618

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$321	$4,182	$2,752	$—	$7,255
Accounts receivable, net	—	117,528	17,245	—	134,773
Inventories	—	19,601	1,611	—	21,212
Prepaid expenses and other	8,622	17,668	3,432	—	29,722
Assets held for sale	—	109,129	—	—	109,129
Total current assets	8,943	268,108	25,040	—	302,091
Property and equipment, net	3,090	42,215	11,563	—	56,868
Investment in and advances to subsidiaries	471,538	—	—	(471,538)	—
Intangible assets, net	—	186,554	44,850	—	231,404
Goodwill	—	648,185	114,992	—	763,177
Other non-current assets	4,727	28,990	2,211	—	35,928
	$488,298	$1,174,052	$198,656	$(471,538)	$1,389,468
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$8,140	$37,949	$6,895	$—	$52,984
Intercompany payables	(588,458)	(867,988)	1,456,446	—	—
Accrued expenses and other	46,975	67,395	7,949	—	122,319
Deferred revenues	1,738	94,335	11,867	—	107,940
Current maturities of long-term debt	5,816	1,827	34	—	7,677
Liabilities of businesses held for sale	—	33,203	—		33,203
Total current liabilities	(525,789)	(633,279)	1,483,191		324,123
Long-term debt	1,454,174	2,457	139	—	1,456,770
Intercompany notes payable	—	2,226,286	—	(2,226,286)	—
Deferred revenues	14,447	—	—	—	14,447
Deferred income taxes	87,655	—	—	—	87,655
Other non-current liabilities	29,540	22,069	26,593	—	78,202
Total Liabilities	1,060,027	1,617,533	1,509,923	(2,226,286)	1,961,197
Shareholders’ deficiency:
Common stock	2,722	—	—	—	2,722
Additional paid-in capital	2,363,071	—	—	—	2,363,071
Accumulated deficit	(2,861,645)	(443,481)	(1,311,267)	1,754,748	(2,861,645)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(571,729)	(443,481)	(1,311,267)	1,754,748	(571,729)
	$488,298	$1,174,052	$198,656	$(471,538)	$1,389,468

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$564,618	$682,183	$(67,284)	$(614,899)	$564,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,418	55,998	9,723	—	74,139
Gain on sale of businesses and other, net	—	(601,684)	(2,740)	—	(604,424)
Accretion of discount on acquisition obligation and other	743	968	342	—	2,053
Non-cash compensation	6,055	180	—	—	6,235
Equity in earnings of subsidiaries	(614,899)	—	—	614,899	—
Intercompany (income) expense	(157,222)	146,176	11,046	—	—
Deferred income taxes	12,324	159	—	—	12,483
Other, net	8,231	121	204	—	8,556
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	—	12,582	(10,939)	—	1,643
Inventories	—	(3,372)	(1,691)	—	(5,063)
Prepaid expenses and other	(5,677)	611	1,015	—	(4,051)
Increase (decrease) in:
Accounts payable	(4,895)	(13,289)	1,710	—	(16,474)
Accrued expenses and other	(23,751)	(23,431)	(3,824)	—	(51,006)
Deferred revenues	(1,700)	(8,936)	10,310	—	(326)
Other non-current liabilities	(1,666)	(1,321)	2,194	—	(793)
Net cash provided by (used in) operating activities	(209,421)	246,945	(49,934)	—	(12,410)
Investing activities:
Additions to property, equipment and other, net	(162)	(22,219)	(7,820)	—	(30,201)
Proceeds from sales of businesses and other	500	801,392	21,707	—	823,599
Payments for businesses acquired, net of cash acquired	(68,682)	(32,897)	(4,177)	—	(105,756)
Net cash provided by (used in) investing activities	(68,344)	746,276	9,710	—	687,642
Financing activities:
Intercompany activity	951,068	(994,160)	43,092	—	—
Borrowings under credit agreements	1,044,009	—	—	—	1,044,009
Repayments of borrowings under credit agreements	(1,011,916)	—	—	—	(1,011,916)
Payments for repurchases of senior notes	(228,989)	—	—	—	(228,989)
Proceeds from issuances of common stock, net	867	—	—	—	867
Redemption of shares subject to mandatory redemption (Series D, F and H Exchangeable Preferred Stock)	(479,278)	—	—	—	(479,278)
Deferred financing costs paid	—	(781)	(52)	—	(833)
Capital lease payments	(1,170)	(3,377)	(89)	—	(4,636)
Other	—	(201)	—	—	(201)
Net cash provided by (used in) financing activities	274,591	(998,519)	42,951	—	(680,977)
Increase (decrease) in cash and cash equivalents	(3,174)	(5,298)	2,727	—	(5,745)
Cash and cash equivalents, beginning of year	3,495	9,480	25	—	13,000
Cash and cash equivalents, end of year	$321	$4,182	$2,752	$—	$7,255

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$905,239	$90,101	$(25,544)	$969,796
Operating costs and expenses:
Cost of goods sold	—	200,870	8,539	—	209,409
Marketing and selling	—	174,633	13,775	—	188,408
Distribution, circulation and fulfillment	—	121,352	54,794	—	176,146
Editorial	—	63,575	2,394	—	65,969
Other general expenses	135	94,024	43,874	(25,544)	112,489
Corporate administrative expenses (including non-cash compensation)	28,174	(331)	5,908	—	33,751
Depreciation of property and equipment	2,957	18,921	5,899	—	27,777
Amortization of intangible assets and other	—	18,483	269	—	18,752
Severance related to seperated senior executives	658	—	—	—	658
Provision for severance, closures and restructuring related costs	5,094	2,870	290	—	8,254
Provision for unclaimed property	56	3,383	—	—	3,439
(Gain) loss on sale of businesses and other, net	74	1,089	(2,128)	—	(965)
Operating income (loss)	(37,148)	206,370	(43,513)	—	125,709
Other income (expense):
Provision for impairment of investments	(804)	—	—	—	(804)
Interest (expense) income	(120,413)	(3,842)	353	—	(123,902)
Interest on shares subject to mandatory redemption	(43,780)	—	—	—	(43,780)
Amortization of deferred financing costs	(1,342)	(3,001)	(643)	—	(4,986)
Intercompany management fees and interest	162,456	(137,668)	(24,788)	—	—
Other income (expense), net	1,949	442	(586)	—	1,805
Income (loss) from continuing operation before provision for income tax	(39,082)	62,301	(69,177)	—	(45,958)
Provision for income taxes	(13,727)	(140)	(40)	—	(13,907)
Equity in earnings of subsidiaries	86,772	—	—	(86,772)	—
Income (loss) from continuing operations	33,963	62,161	(69,217)	(86,772)	(59,865)
Discontinued operations, net of tax	(763)	112,135	(16,037)	—	95,335
Net income (loss)	$33,200	$174,296	$(85,254)	$(86,772)	$35,470

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$3,4955	$9,4800	$255	$—	$13,0000
Accounts receivable, net	—	171,143	7,862	—	179,005
Inventories	—	22,553	143	—	22,696
Prepaid expenses and other	4,851	20,535	4,037	—	29,423
Assets held for sale	—	—	40,274	—	40,274
Total current assets	8,346	223,711	52,341	—	284,398
Property and equipment, net	5,613	64,731	9,462	—	79,806
Investment in and advances to subsidiaries	713,005	—	—	(713,005)	—
Intangible assets, net	—	242,389	495	—	242,884
Goodwill	—	886,534	16,045	—	902,579
Other non-current assets	9,322	36,138	3,921	—	49,381
	$736,2866	$1,453,5033	$82,2644	$(713,0055)	$1,559,0488
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$13,0366	$68,7088	$2,9888	$—	$84,7322
Intercompany payables	(441,488)	(554,146)	995,634	—	—
Accrued expenses and other	56,726	83,128	3,258	—	143,112
Deferred revenues	1,738	147,397	8,179	—	157,314
Current maturities of long-term debt	22,221	2,648	50	—	24,919
Liabilities of businesses held for sale	—	—	26,980	—	26,980
Total current liabilities	(347,767)	(252,265)	1,037,089	—	437,057
Long-term debt	1,631,786	4,178	—	—	1,635,964
Shares subject to mandatory redemption	474,559	—	—	—	474,559
Intercompany notes payable	—	2,486,489	401,955	(2,888,444)	—
Deferred revenues	16,150	943	—	—	17,093
Deferred income taxes	75,172	—	—	—	75,172
Other non-current liabilities	31,206	32,570	247	—	64,023
Total Liabilities	1,881,106	2,271,915	1,439,291	(2,888,444)	2,703,868
Shareholders’ deficiency:
Common stock	2,709	—	—	—	2,709
Additional paid-in capital	2,354,778	—	—	—	2,354,778
Accumulated deficit	(3,426,263)	(818,406)	(1,356,866)	2,175,272	(3,426,263)
Accumulated other comprehensive loss	(167)	(6)	(161)	167	(167)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(1,144,820)	(818,412)	(1,357,027)	2,175,439	(1,144,820)
	$736,2866	$1,453,5033	$82,2644	$(713,0055)	$1,559,0488

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$33,200	$174,296	$(85,254)	$(86,772)	$35,470
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,298	57,830	12,380	—	74,508
Gain on sale of businesses and other, net	74	(40,686)	(3,888)	—	(44,500)
Equity in losses of equity method investments	—	64	—	—	64
Accretion of discount on acquisition obligation and other	762	1,124	—	—	1,886
Non-cash compensation	6,097	—	—	—	6,097
Provision for impairment of investments	804	—	—	—	804
Equity in earnings of subsidiaries	(86,772)	—	—	86,772	—
Intercompany (income) expense	(160,186)	160,193	(7)	—	—
Deferred income taxes	13,808	—	—	—	13,808
Other, net	—	(17,684)	602	—	(17,082)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	—	15,903	254	—	16,157
Inventories	—	(7,584)	528	—	(7,056)
Prepaid expenses and other	164	1,076	1,132	—	2,372
Increase (decrease) in:
Accounts payable	1,553	1,831	1,030	—	4,414
Accrued expenses and other	(12,636)	(20,167)	(4,842)	—	(37,645)
Deferred revenues	16,150	(2,565)	2,017	—	15,602
Other non-current liabilities	(19,807)	3,055	(3,474)	—	(20,226)
Net cash provided by (used in) operating activities	(202,491)	326,686	(79,522)	—	44,673
Investing activities:
Additions to property, equipment and other, net	(1,174)	(25,082)	(8,244)	—	(34,500)
Proceeds from sales of businesses and other	—	68,143	2,208	—	70,351
Payments for businesses acquired, net of cash acquired	—	(2,385)	—	—	(2,385)
Proceeds from sale of other investments	—	17,339	—	—	17,339
Payments for investments	(10)	(8)	—	—	(18)
Net cash provided by (used in) investing activities	(1,184)	58,007	(6,036)	—	50,787
Financing activities:
Intercompany activity	286,925	(373,965)	87,040	—	—
Borrowings under credit agreements	459,000	—	—	—	459,000
Repayments of borrowings under credit agreements	(538,000)	—	—	—	(538,000)
Proceeds from issuance of senior notes, net	175,000	—	—	—	175,000
Proceeds from issuances of common stock	3,295	—	—	—	3,295
Redemption of Series J Convertible Preferred Stock	(178,038)	—	—	—	(178,038)
Deferred financing costs (paid) received	3	(4,943)	(1,028)	—	(5,968)
Capital lease payments	(1,360)	(3,740)	(1,101)	—	(6,201)
Other	—	(233)	—	—	(233)
Net cash provided by (used in) financing activities	206,825	(382,881)	84,911	—	(91,145)
Increase (decrease) in cash and cash equivalents	3,150	1,812	(647)	—	4,315
Cash and cash equivalents, beginning of year	345	7,668	672	—	8,685
Cash and cash equivalents, end of year	$3,495	$9,480	$25	$—	$13,000

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$895,827	$118,660	$(40,070)	$974,417
Operating costs and expenses:
Cost of goods sold	—	212,308	2,187	—	214,495
Marketing and selling	—	151,895	27,622	—	179,517
Distribution, circulation and fulfillment	—	129,646	49,080	—	178,726
Editorial	—	64,598	(2,045)	—	62,553
Other general expenses	113	75,629	77,686	(40,070)	113,358
Corporate administrative expenses (including non-cash compensation)	31,539	355	7,382	—	39,276
Depreciation of property and equipment	5,039	20,537	4,247	—	29,823
Amortization of intangible assets and other	—	35,797	279	—	36,076
Severance related to seperated senior executives	9,372	—	—	—	9,372
Provision for severance, closures and restructuring related costs	1,204	5,986	(66)	—	7,124
(Gain) loss on sale of businesses and other, net	(98)	(832)	706	—	(224)
Operating income (loss)	(47,169)	199,908	(48,418)	—	104,321
Other income (expense):
Provision for impairment of investments	(8,975)	—	—	—	(8,975)
Interest expense	(119,633)	(3,784)	395	—	(123,022)
Interest on shares subject to mandatory redemption	(21,889)	—	—	—	(21,889)
Amortization of deferred financing costs	716	(4,167)	(11)	—	(3,462)
Intercompany management fees and interest	174,672	(172,840)	(1,832)	—	—
Other income (expense), net	1,020	(3,813)	(94)	—	(2,887)
Income (loss) from continuing operation before (provision) benefit for income taxes	(21,258)	15,304	(49,960)	—	(55,914)
(Provision) benefit for income taxes	(2,704)	(685)	19	—	(3,370)
Equity in earnings of subsidiaries	70,354	—	—	(70,354)	—
Income (loss) from continuing operations	46,392	14,619	(49,941)	(70,354)	(59,284)
Discontinued operations, net of tax	(9,230)	147,518	(40,132)	—	98,156
Net income (loss)	$37,162	$162,137	$(90,073)	$(70,354)	$38,872

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$37,162	162,137	(90,073)	(70,354)	$38,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,353	105,582	31,323	—	141,258
Gain on sale of businesses and other, net	(98)	(108,037)	(16,515)	—	(124,650)
Non-cash revenue related to assets-for-equity transactions	—	(284)	—	—	(284)
Equity in losses of equity method investments	1,041	3,215	—	—	4,256
Accretion of discount on acquisition obligation and other	317	3,075	—	—	3,392
Non-cash compensation	11,056	128	—	—	11,184
Provision for impairment of investments	8,975	—	—	—	8,975
Equity in earnings of subsidiaries	(70,354)	—	—	70,354	—
Intercompany (income) expense	(172,962)	171,130	1,832	—	—
Deferred income taxes	11,864	—	—	—	11,864
Other, net	(42)	184	10	—	152
Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable, net	—	(3,188)	4,624	—	1,436
Inventories	—	4,498	834	—	5,332
Prepaid expenses and other	(494)	8,466	7,608	—	15,580
Increase (decrease) in:
Accounts payable	2,892	(24,809)	(2,968)	—	(24,885)
Accrued expenses and other	4,224	(2,795)	(6,010)	—	(4,581)
Deferred revenues	(6,471)	(12,976)	(1,499)	—	(20,946)
Other non-current liabilities	(4,368)	1,968	(1,369)	—	(3,769)
Net cash provided by (used in) operating activities	(172,905)	308,294	(72,203)	—	63,186
Investing activities:
Additions to property, equipment and other, net	(1,416)	(27,407)	(10,674)	—	(39,497)
Proceeds from sales of businesses and other	99	187,412	26,166	—	213,677
Payments for businesses acquired, net of cash acquired	—	(22,250)	(536)	—	(22,786)
Proceeds (payments) for other investments, net	695	(1,192)	(1,343)	—	(1,840)
Net cash provided by (used in) investing activities	(622)	136,563	13,613	—	149,554
Financing activities:
Intercompany activity	377,074	(435,581)	58,507	—	—
Borrowings under credit agreements	433,400	—	—	—	433,400
Repayments of borrowings under credit agreements	(514,225)	—	—	—	(514,225)
Payments for repurchases of senior notes	(375,675)	—	—	—	(375,675)
Proceeds from issuances of senior notes, net	300,000	—	—	—	300,000
Proceeds from issuances of common stock	1,182	—	—	—	1,182
Purchases of common stock for the treasury	(21,822)	—	—	—	(21,822)
Dividends paid to preferred stock shareholders	(33,928)	—	—	—	(33,928)
Deferred financing costs (paid) received	475	(6,706)	(56)	—	(6,287)
Capital lease payments	2,691	(7,460)	(185)	—	(4,954)
Other	—	(299)	—	—	(299)
Net cash provided by (used in) financing activities	169,172	(450,046)	58,266	—	(222,608)
Decrease in cash and cash equivalents	(4,355)	(5,189)	(324)	—	(9,868)
Cash and cash equivalents, beginning of year	4,700	12,857	996	—	18,553
Cash and cash equivalents, end of year	$345	$7,668	$672	$—	$8,685

28.   Subsequent Events

Acquisition of Rentclicks

On January 31, 2006, the Company announced the acquisition of RentClicks.com, the largest online marketplace for small unit rental properties, which is the largest segment of the rental market. RentClicks provides landlords, investors, and property managers with an efficient, easy to use Web-based tool to advertise rental properties to qualified and informed rental customers. Consumer Guides plans to leverage its operating experience, financial strength and reach of its proven guides business to capitalize on RentClicks’ significant position in this large segment of the rental market. The purchase price of this acquisition was $12,500.

Sale of History Group

In February, 2006, the Company completed the sale of its History group, which has been classified as discontinued operations for all periods presented. The sale of this group reflects the Company’s increased focus on growing its properties that reach the valuable 18-34 male demographic. The net proceeds from this sale are subject to routine post-closing adjustments.

Net assets sold were comprised of the following:

Accounts receivable	$1,349
Intangible assets	2,616
Goodwill	7,445
Other assets	987
12,397
Deferred revenues	(10,084)
Other liabilities	(1,017)
(11,101)
Net assets sold	$1,296

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

Internal Control Over Financial Reporting

During the three month period ended December 31, 2005, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of PRIMEDIA Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Management, as required by Section 404 of the Sarbanes-Oxley Act of 2002, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the criteria of this framework, management concluded that its internal control over financial reporting was effective as of December 31, 2005. Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report of Deloitte & Touche LLP follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PRIMEDIA Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph referring to the Company’s adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 13, 2006

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of Registrant is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

The information appearing in the Proxy Statement under the caption “Section 16(a) Benefits/Ownership Reporting Compliance” is incorporated herein by reference.

PRIMEDIA Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics (the “Code”) which is applicable to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code is available free of charge on the Company’s Web site at www.primedia.com under the caption “Company Overview-Governance” and in print to any shareholder who requests. Requests for copies may be directed to Investors Relations, PRIMEDIA Inc., 745 Fifth Avenue, New York, New York 10151. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our Web site promptly following the date of such amendment or waiver (to the extent applicable to the Company’s directors, chief executive officer, chief financial officer and chief accounting officer).

NYSE Certification

On June 1, 2005, the Company timely submitted to the NYSE the Annual CEO Certification, pursuant to Section 303A.12 of the NYSE’s listing standards, whereby the CEO of the Company certified that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of the date of the certification.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1.                Index to Financial Statements

See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

2.                Index to Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts
PRIMEDIA Inc. and Subsidiaries
For the Year Ended December 31, 2005	S-1
For the Year Ended December 31, 2004	S-2
For the Year Ended December 31, 2003	S-3

All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

3.	Exhibits.
	Refer to Exhibit Index on pages E-1 through E-7 which is incorporated herein by reference	E-1

(b)   Exhibits

Exhibits listed in Item 15(a)(3) are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006	PRIMEDIA INC.
	By	/s/ BEVERLY C. CHELL
(Beverly C. Chell)
Vice Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DEAN B. NELSON	Chairman of the Board,	March 14, 2006
(Dean B. Nelson)	Chief Executive Officer and President
/s/ BEVERLY C. CHELL	Vice Chairman and	March 14, 2006
(Beverly C. Chell)	Chief Financial Officer and Director
	Director	March 14, 2006
(David Bell)
	Director	March 14, 2006
(Timothy D. Dattels)
/s/ MEYER FELDBERG	Director	March 14, 2006
(Meyer Feldberg)
/s/ PERRY GOLKIN	Director	March 14, 2006
(Perry Golkin)
	Director	March 14, 2006
(H. John Greeniaus)
	Director	March 14, 2006
(Henry R. Kravis)
/s/ THOMAS C. UGER	Director	March 14, 2006
(Thomas C. Uger)
/s/ ROBERT J. SFORZO	Senior Vice President,	March 14, 2006
(Robert J. Sforzo)	Chief Accounting Officer and Controller

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2005
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(8)		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(5)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$10,526	$8,406		$2,516	(1)	$(10,650)	$(580)	$8,256
				$(1,962	)(7)
Allowance for returns and rebates	$2,595	$8,056		$9	(7)	$(7,400)	$—	$3,260
Inventory
Allowance for obsolescence	$2,901	$1,055		$(904)		$(479)	$(828)	$1,745
Accumulated amortization
Other intangible assets	$705,321	$11,662		$(296,017	)(6)	$—	$(9,671)	$431,188
		$8,242	(4)	$11,651	(3)
Deferred financing costs	$23,571	$4,291		$(2,732	)(6)	$(662)	$—	$24,468
Deferred wiring and installation costs	$75,610	$1,276		$(1,307	)(6)	$(7,917)	$—	$68,308
		$646	(4)
Video mastering and programming costs	$5,120	$2,856		$(15,099	)(6)	$—	$—	$2,612
				$9,735	(3)
Direct-response advertising costs	$11,121	$20,255		$—		$(19,549)	$—	$11,827
Deferred tax valuation allowance	$784,368	$(221,213)		$50,237	(9)	$—	$—	$613,392

Notes:

(1)          Increases in related valuation account result from the recovery of amounts previously written off.

(2)          Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)          Represents adjustment to accumulated amortization for discontinued operations.

(4)          Represents impairment recognized under SFAS 142 and 144.

(5)          Represents assets held for sale for the Crafts and History groups.

(6)          Represents accumulated amortization related to discontinued operations.

(7)          Represents bad debt expense related to discontinued operations.

(8)   Includes operating results of discontinued operations.

(9)   Valuation allowances recorded in goodwill for deferred tax assets related to acquired businesses and adjustments resulting from the Company’s detailed analysis related to classification of all deferred tax accounts.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2004
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(7)		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(4)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$14,129	$4,564		$2,110	(1)	$(10,202)	$(509)	$10,526
				$434	(6)
Allowance for returns and rebates	$3,935	$3,018		$198	(6)	$(4,508)	$(48)	$2,595
Inventory
Allowance for obsolescence	$2,328	$394		$1,271		$(932)	$(160)	$2,901
Accumulated amortization
Other intangible assets	$745,364	$17,357		$(3,949	)(5)	$(4,619)	$(56,685)	$705,321
		$7,853	(3)
Deferred financing costs	$18,567	$5,091		$—		$(87)	$—	$23,571
Deferred wiring and installation costs	$77,107	$1,275		$350	(5)	$—	$(3,122)	$75,610
Video mastering and programming costs	$52,841	$8,720				$(247)	$(56,194)	$5,120
Direct-response advertising costs	$41,185	$20,295		$—		$(50,359)	$—	$11,121
Deferred tax valuation allowance	$815,977	$(31,609)		$—		$—	$—	$784,368

Notes:

(1)          Increases in related valuation account result from the recovery of amounts previously written off.

(2)          Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)          Represents impairment recognized under SFAS 142 and 144.

(4)          Represents assets held for sale for Workplace Learning excluding Interactive Medical Network.

(5)          Represents amortization expense related to discontinued operations.

(6)          Represents bad debt expense related to discontinued operations.

(7)   Includes operating results of discontinued operations.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2003
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(10)		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(7)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$17,629	$4,614		$2,864	(1)	$(10,402)	$(676)	$14,129
				$(582	)(3)
				$682	(9)
Allowance for returns and rebates	$9,428	$7,195		$(2,394	)(3)	$(10,091)	$(203)	$3,935
Inventory
Allowance for obsolescence	$2,814	$453		$(51	)(3)	$(913)	$(6)	$2,328
				$31
Accumulated amortization
Other intangible assets	$924,976	$32,202		$(67,839	)(3)	$(5,552)	$(145,967)	$745,364
		$5,385	(4)	$2,159	(8)
Deferred financing costs	$12,923	$3,462		$—		$—	$—	$18,567
		2,182	(5)
Deferred wiring and installation costs	$69,063	$7,607		$437	(8)	$—	$—	$77,107
Video mastering and programming costs	$42,223	$165		$10,582	(6)	$(129)	$—	$52,841
Direct-response advertising costs	$81,621	$19,373		$(4,961	)(3)	$(45,462)	$(9,386)	$41,185
Deferred tax valuation allowance	$858,736	$(42,759)		$—		$—	$—	$815,977

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

(4)    Represents impairment recognized under SFAS 142 and 144.

(5)    Write-off of unamortized issuance cost related to the Company’s redemption of the 10 1/4% and 8 1/2% Senior Notes of $2,153 and exchanges in the fourth quarter of 2003 of its Series D Exchangeable Preferred Stock of $29. These write-offs are included in other, net in the Company’s Statement of Consolidated Operations for the year ended December 31, 2003.

(6)    Represents amortization and impairments of certain deferred programming assets at Workplace Learning.

(7)    Represents assets held for sale for New York magazine and Kagan World Media.

(8)    Represents amortization expense and impairments related to discontinued operations.

(9)    Represents bad debt expense related to discontinued operations.

(10)  Includes operating results of discontinued operations.

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000(14)
2.2	—	Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc.(17)
2.3	—	Stock Purchase Agreement among PRIMEDIA Companies Inc., PRIMEDIA Inc. and The New York Times Company, dated February 17, 2005(28)
2.4	—	Asset Purchase Agreement among PRIMEDIA Workplace Learning LP, PRIMEDIA Inc. and Bank Administration Institute, dated as of March 31, 2005(29)
2.5	—

Asset Purchase Agreement among PRIMEDIA Inc., PRIMEDIA Digital Video Holdings LLC, PRIMEDIA Workplace Learning LP, Trinity Learning Corporation and Trinity Workplace Learning Corporation, dated as of April 1, 2005(29)

2.6	—	Stock Purchase Agreement between PRIMEDIA Companies Inc. and PBI Media Holdings Inc., dated August 5, 2005(30)
2.7	—	Stock Purchase Agreement, dated as of November 15, 2005, between PRIMEDIA Inc., Automotive.com, Inc. and certain stockholders of Automotive.com, Inc.(31)
3.1	—	Certificate of Incorporation of K-III(4)
3.2	—	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III to PRIMEDIA Inc.)(10)
3.3	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc.(20)
3.4	—	Certificate of Designations of the Series D Preferred Stock(7)
3.5	—	Certificate of Designations of the Series F Preferred Stock(9)
3.6	—	Certificate of Designations of the Series H Preferred Stock(11)
3.7	—	Certificate of Designations of the Series K Preferred Stock(18)
3.8	—	Certificate of Designations of the Series J Preferred Stock(18)
3.9	—	Amended and Restated By-laws of K-III(4)
3.10	—	Certificate of Incorporation of Intertec Publishing Corporation(2)
3.11	—	Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name to PRIMEDIA Intertec Corporation)(12)
3.12	—	Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name from PRIMEDIA Intertec Corporation to Intertec Publishing Corporation)(13)
3.13	—	Amended and Restated By-laws of Intertec Publishing Corporation(2)
3.14	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Business Magazines & Media Inc. (changing name from Intertec Publishing Corporation)(18)
3.15	—	Certificate of Incorporation of Newbridge Communications, Inc.(2)
3.16	—	Certificate of Amendment to Certificate of Incorporation of Newbridge Communications, Inc. (changing name to Films for the Humanities and Sciences, Inc.)(10)
3.17	—	By-laws of Newbridge Communications, Inc.(2)
3.18	—	Certificate of Incorporation of K-III Directory Corporation(1)

3.19	—	Certificate of Amendment to Certificate of Incorporation of K-III Directory Corporation (changing name to PRIMEDIA Information Inc.)(10)
3.20	—	By-laws of K-III Directory Corporation(1)
3.21	—	Certificate of Incorporation of K-III Magazine Corporation.(2)
3.22	—	Certificate of Amendment to Certificate of Incorporation of K-III Magazine Corporation (changing name to PRIMEDIA Magazines Inc.)(10)
3.23	—	By-laws of K-III Magazine Corporation(2)
3.24	—	Certificate of Incorporation of K-III Magazine Finance Corporation(2)
3.25	—	Certificate of Amendment to Certificate of Incorporation of K-III Magazine Finance Corporation (changing name to PRIMEDIA Magazines Finance Inc.)(10)
3.26	—	By-laws of K-III Magazine Finance Corporation(2)
3.27	—	Certificate of Incorporation of K-III Holdings Corporation III(2)
3.28	—	Certificate of Amendment to Certificate of Incorporation of K-III Holdings Corporation III (changing name to PRIMEDIA Holdings III Inc.)(10)
3.29	—	By-laws of K-III Holdings Corporation III(2)
3.30	—	Certificate of Incorporation of Haas Publishing Companies, Inc.(3)
3.31	—	By-laws of Haas Publishing Companies, Inc.(3)
3.32	—	Certificate of Incorporation of Channel One Communications Corporation(5)
3.33	—	By-laws of Channel One Communications Corporation(5)
3.34	—	Certificate of Incorporation of PJS Publications, Inc.(5)
3.35	—	Certificate of Amendment to Certificate of Incorporation of PJS Publications, Inc. (changing name to PRIMEDIA Special Interest Publications Inc.)(10)
3.36	—	By-laws of PJS Publications, Inc.(5)
3.37	—	Certificate of Incorporation of Hacienda Productions, Inc.(22)
3.38	—	By-laws of Hacienda Productions, Inc.(22)
3.39	—	Certificate of Incorporation of HPC Brazil, Inc.(22)
3.40	—	By-laws of HPC Brazil, Inc.(22)
3.41	—	Certificate of Incorporation of Motor Trend Auto Shows Inc.(23)
3.42	—	By-laws of Motor Trend Auto Inc.(23)
3.43	—	Certificate of Incorporation of Kagan Media Appraisals, Inc.(22)
3.44	—	By-laws of Kagan Media Appraisals, Inc.(22)
3.45	—	Certificates of Incorporation of Kagan Seminars, Inc.(22)
3.46	—	By-laws of Kagan Seminars, Inc.(22)
3.47	—	Certificate of Incorporation of Kagan World Media, Inc.(22)
3.48	—	By-laws of Kagan World Media, Inc.(22)
3.49	—	Certificate of Incorporation of Paul Kagan Associates, Inc.(22)
3.50	—	By-laws of Paul Kagan Associates, Inc.(22)
3.51	—	Certificate of Incorporation of PRIMEDIA Finance Shares Services Inc.(22)
3.52	—	By-laws of PRIMEDIA Finance Shares Services Inc.(22)

3.53	—	Certificate of Formation of PRIMEDIA Workplace Learning LLC(22)
3.54	—	Limited Liability Company Agreement of PRIMEDIA Workplace Learning LLC(22)
3.55	—	Certificate of Limited Partnership of PRIMEDIA Workplace Learning LP(22)
3.56	—	Limited Partnership Agreement of PRIMEDIA Workplace Learning LP(22)
3.57	—	Certificate of Incorporation of McMullen Argus Publishing, Inc.(8)
3.58	—	By-laws of McMullen Argus Publishing, Inc.(8)
3.59	—	Certificate of Formation of Cover Concepts Marketing Services, LLC(10)
3.60	—	Limited Liability Company Agreement of Cover Concepts Marketing Services, LLC(10)
3.61	—	Certificate of Incorporation of CSK Publishing Company Incorporated(10)
3.62	—	By-laws of CSK Publishing Company Incorporated(10)
3.63	—	Certificate of Incorporation of GO LO Entertainment, Inc.(22)
3.64	—	By-laws of GO LO Entertainment, Inc.(22)
3.65	—	Certificate of Incorporation of IntelliChoice, Inc.(10)
3.66	—	By-laws of IntelliChoice, Inc.(10)
3.67	—	Certificate of Incorporation of Canoe & Kayak, Inc.(10)
3.68	—	By-laws of Canoe & Kayak, Inc.(10)
3.69	—	Certificate of Amendment to Certificate of Incorporation of Cowles Enthusiast Media, Inc. (changing name to PRIMEDIA Enthusiast Publications, Inc.)(12)
3.70	—	Certificate of Incorporation of Cowles Enthusiast Media, Inc.(10)
3.71	—	By-laws of Cowles Enthusiast Media, Inc.(10)
3.72	—	Certificate of Incorporation of Cowles/Simba Information, Inc.(10)
3.73	—	Certificate of Amendment to Certificate of Incorporation of Cowles/Simba Information, Inc. (changing name to Simba Information Inc.)(12)
3.74	—	By-laws of Cowles/Simba Information, Inc.(10)
3.75	—	Certificate of Incorporation of The Virtual Flyshop, Inc.(10)
3.76	—	By-laws of The Virtual Flyshop, Inc.(10)
3.77	—	Certificate of Incorporation of PRIMEDIA Companies Inc.(18)
3.78	—	By-Laws of PRIMEDIA Companies, Inc.(18)
3.79	—	Certificate of Incorporation of PRIMEDIA Leisure Group Inc.(18)
3.80	—	By-Laws of PRIMEDIA Leisure Group Inc.(18)
3.81	—	Certificate of Incorporation of PRIMEDIA Specialty Group Inc.(18)
3.82	—	By-Laws of PRIMEDIA Specialty Group Inc.(18)
3.83	—	Certificate of Incorporation of Media Central IP Corp.(25)
3.84	—	By-laws of Media Central IP Corp.(25)
3.85	—	Third Amended and Restated Certificate of Incorporation of About, Inc.(26)
3.86	—	Second Amended and Restated By-Laws of About, Inc.(26)
3.87	—	Certificate of Incorporation of PRIMEDIA Media Subscription Company, Inc.(35)

3.88	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Media Subscription Company, Inc. (changing name to Enthusiast Media Subscription Company, Inc.)(35)
3.89	—	By-Laws of Enthusiast Media Subscription Company, Inc.(35)
3.90		Certificate of Incorporation of PRIMEDIA Business Magazines and Media Internet Inc.(32)
3.91		By-laws of PRIMEDIA Business Magazines and Media Internet Inc.(32)
3.92		Certificate of Incorporation of PRIMEDIA Business Magazines and Media Publications Inc.(32)
3.93		By-laws of PRIMEDIA Business Magazines and Media Publications Inc.(32)
4.1	—	10 1/4% Senior Note Indenture (including form of note and form of guarantee)(5)
4.2	—	8 1/2% Senior Note Indenture (including forms of note and guarantee)(6)
4.3	—	Form of Class D Subordinated Debenture Indenture (including form of debenture)(7)
4.4	—	Form of Class F Subordinated Debenture Indenture (including form of debenture)(9)
4.5	—	Form of Class H Subordinated Debenture Indenture (including form of debenture)(11)
4.6	—	7 5/8% Senior Note Indenture (including form of note and form of guarantee)(11)
4.7	—	8 7/8% Senior Note Indenture (including forms of note and guarantee)(16)
4.8	—	8% Senior Note Indenture (including form of note and form of guarantee)(23)
4.9	—	Form of Senior Floating Rate Note due 2010(27)
4.10	—	Senior Floating Rate Note Indenture (including form of note and form of guarantee)(27)
4.11	—

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

10.5	—	Credit Agreement, dated as of May 14, 2004, with Bank of America N.A., as syndication agent, Citicorp North America, Inc. as co-syndication agent and JPMorgan Chase Bank, as administrative agent(27)
10.6	—	Subsidiary Guarantee (with respect to Exhibit 10.5)(27)
10.7	—

Consent Dated as of April 8, 2005 under the Credit Agreement dated as of June 10, 2001, as amended, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York and the Bank of Nova Scotia, as Co-Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent(32)

10.8	—

Consent Dated as of April 8, 2005 under the Credit Agreement dated as of May 14, 2004 among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent(32)

10.9	—

Credit Agreement dated as of June 20, 2001 and amended and restated as of September 30, 2005, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York, The Bank of Nova Scotia and Citibank, N.A., as Co-Documentation Agents, and JP Morgan Chase Bank, N.A. as Administrative Agent.(34)

†10.10	—	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan(4)
†10.11	—	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997(8)
†10.12	—	Amendment No. 2 to the 1992 Stock Purchase and Option Plan, dated May 11, 2005(*)
†10.13	—	Form of Common Stock Purchase Agreement between K-III and senior management(2)
†10.14	—	Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
†10.15	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
10.16	—	Form of Common Stock Purchase Agreement between K-III and senior management(2)
10.17	—	Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
10.18	—	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P.(12)
†10.19	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
†10.20	—	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan(20)
10.21	—

Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III(12)

10.22	—	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.23	—	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.24	—	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC(22)
†10.25	—	Executive Incentive Compensation Plan(5)
†10.26	—	1995 Restoration Plan(5)
†10.27	—	Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin(25)
†10.28	—	Separation Agreement, dated as of December 30, 2005, between PRIMEDIA Inc. and Kelly Conlin(*)
†10.29	—	Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999(13)
†10.30	—	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers(18)
†10.31	—	Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(17)

†10.32	—	Amendment dated as of June 20, 2002 and Amendment dated as of August 20, 2002 to Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(22)
†10.33	—	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm(21)
†10.34	—	Separation and Release Agreement dated as of December 31, 2003 by and between David Ferm and PRIMEDIA Inc.(25)
†10.35	—	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy(19)
†10.36	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy(18)
†10.37	—	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc.(25)
†10.38	—	Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.39	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.40	—	Separation and Release Agreement dated as of February 12, 2004, between Thomas S. Rogers and PRIMEDIA Inc.(25)
†10.41	—	Letter Agreement, dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc.(25)
†10.42	—	Letter Agreement, dated March 10, 2005, between Robert Metz and Haas Publishing Companies, Inc.(*)
†10.43	—	Letter Agreement, dated March 10, 2005, between David Crawford and Haas Publishing Companies, Inc.(*)
†10.44	—	Letter Agreement, dated March 22, 2004, between PRIMEDIA Magazines Inc. and Steven Parr.(*)
†10.45	—	Letter Agreement, dated July 1, 2004, between PRIMEDIA Inc. and Steven Aster(*)
†10.46	—	PRIMEDIA Inc. 2001 Stock Incentive Plan(15)
†10.47	—	Haas Publishing Companies, Inc. 2005-2007 Long-Term Plan (33)
†10.48	—	Auto and New Home Guide Launch Incentive Plan (33)
10.49	—	Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc. (31)
10.50	—	Contribution Agreement, dated as of November 15, 2005, by and between PRIMEDIA Inc., IntelliChoice, Inc., PRIMEDIA Specialty Group Inc., McMullen Argus Publishing Inc. and Automotive.com, Inc. (31)
21	—	Subsidiaries of PRIMEDIA(*)
23	—	Consent of Independent Registered Public Accounting Firm(*)
31.1	—	Certification of Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	—	Certification by Beverly C. Chell Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	—	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	—	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	—	Certification by Beverly C. Chell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	—	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(1)          Incorporated by reference to K-III Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-11106.

(2)          Incorporated by reference to K-III Communications Corporation’s Registration Statement on Form S-1, File No. 33-46116.

(3)          Incorporated by reference to K-III Communications Corporation’s Registration Statement on Form S-1, File No. 33-77520.

(4)          Incorporated by reference to K-III Communications Corporation’s Registration Statement on Form S-1, File No. 33-96516.

(5)          Incorporated by reference to K-III Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11106.

(6)          Incorporated by reference to K-III Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11106.

(7)          Incorporated by reference to K-III Communications Corporation’s Registration Statement on Form S-4, File No. 333-03691.

(8)          Incorporated by reference to K-III Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11106.

(9)          Incorporated by reference to K-III Communications Corporation’s Registration Statement on Form S-4, File No. 333-38451.

(10)   Incorporated by reference to K-III Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11106.

(11)   Incorporated by reference to PRIMEDIA Inc.’s Registration Statement on Form S-4, File No. 333-51891.

(12)   Incorporated by reference to K-III Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11106.

(13)   Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-11106.

(14)   Incorporated by reference to PRIMEDIA Inc.’s Registration Statement on Form S-4, File No. 333-54540.

(15)   Incorporated by reference to PRIMEDIA Inc.’s Registration Statement on Form S-8, File No. 333-56300.

(16)   Incorporated by reference to Exhibit 4.7 filed with PRIMEDIA Inc.’s Registration Statement Form S-4 (Registration No 333-67804).

(17)   Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11106.

(18)   Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-11106.

(19)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-11106.

(20)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-11106.

(21)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-11106.

(22)   Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11106

(23)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-11106.

(24)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-11106.

(25)   Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-11106.

(26)   Incorporated by reference to PRIMEDIA Inc.’s Registration Statement on Form S-4, File No. 333-113742.

(27)   Incorporated by reference to PRIMEDIA Inc.’s Registration Statement on Form S-4, File No. 333-120138.

(28)   Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed March 24, 2005.

(29)   Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed April 6, 2005.

(30)   Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed October 6, 2005.

(31)   Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed November 21, 2005.

(32)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. File No. 1-11106

(33)   Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K filed April 12, 2005.

(34)   Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. File No. 1-11106

(35) Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. File No. 1-11106

†                    Executive contract or compensation plan or arrangement.

(*)          Filed herewith.