Form 10-Q
period 2006-03-31
PRIMEDIA INC
filed 2006-05-10
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

Commission file number: 1-11106

PRIMEDIA Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

745 Fifth Avenue, New York, New York
(Address of principal executive offices)

10151
(Zip Code)

Registrant’s telephone number, including area code   (212) 745-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                          Accelerated filer  ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of April 30, 2006: 264,011,416

PRIMEDIA Inc.

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,596	$7,255
Accounts receivable, net	139,647	134,773
Inventories	20,754	21,212
Prepaid expenses and other	40,924	29,722
Assets held for sale	111,083	109,129
Total current assets	319,004	302,091

Property and equipment (net of accumulated depreciation and amortization of $227,951 in 2006 and $226,600 in 2005)	53,215	56,868
Intangible assets, net	226,007	231,404
Goodwill	775,960	763,177
Other non-current assets	28,434	35,928
Total Assets	$1,402,620	$1,389,468

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$55,638	$52,984
Accrued expenses and other	130,543	122,319
Deferred revenues	115,203	107,940
Current maturities of long-term debt	6,668	7,677
Liabilities of businesses held for sale	33,078	33,203
Total current liabilities	341,130	324,123

Long-term debt	1,449,186	1,456,770
Deferred revenues	14,025	14,447
Deferred income taxes	84,990	87,655
Other non-current liabilities	76,244	78,202
Total Liabilities	1,965,575	1,961,197

Commitments and contingencies (Note 12)

Shareholders' deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at March 31, 2006 and December 31, 2005; 272,328,882 and 272,158,878 shares issued at March 31, 2006 and December 31, 2005, respectively)	2,724	2,722
Additional paid-in capital (including warrants of $31,690 at March 31, 2006 and December 31, 2005)	2,363,881	2,363,071
Accumulated deficit	(2,853,683)	(2,861,645)
Common stock in treasury, at cost (8,442,409 shares at March 31, 2006 and December 31, 2005)	(75,877)	(75,877)
Total Shareholders' Deficiency	(562,955)	(571,729)
Total Liabilities and Shareholders' Deficiency	$1,402,620	$1,389,468

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues, net:
Advertising	$154,131	$150,877
Circulation	49,005	49,368
Other	38,255	28,520
Total revenues, net	241,391	228,765

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	56,483	46,549
Marketing and selling	48,273	47,622
Distribution, circulation and fulfillment	48,601	45,904
Editorial	17,148	16,786
Other general expenses	32,293	30,904
Corporate administrative expenses (including non-cash compensation of $918 and $1,201 in 2006 and 2005, respectively)	7,345	7,771
Depreciation of property and equipment	6,605	6,026
Amortization of intangible assets and other	2,958	2,202
Provision for severance, closures and restructuring related costs	376	1,033

Operating income	21,309	23,968

Other income (expense):
Interest expense	(30,826)	(33,121)
Interest on shares subject to mandatory redemption	—	(10,945)
Amortization of deferred financing costs	(659)	(1,334)
Other income, net	158	671

Loss from continuing operations before benefit (provision) for income taxes	(10,018)	(20,761)
Benefit (provision) for income taxes	1,150	(3,648)

Loss from continuing operations	(8,868)	(24,409)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $13,707 and $383,178 in 2006 and 2005, respectively)	16,808	389,923
Cumulative effect of change in accounting principle (from the adoption of Statement of
Financial Accounting Standards No. 123 (R))	22	—
Net income	$7,962	$365,514

Basic and diluted income (loss) per common share:
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.06	1.48
Net income	$0.03	$1.39

Basic and diluted common shares outstanding (weighted average)	263,773,104	262,661,656

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$7,962	$365,514
Cumulative effect of a change in accounting principle	(22)	—
Adjustments to reconcile net income to net cash provided by operating activities	(5,217)	(365,002)
Changes in operating assets and liabilities	5,101	4,094
Net cash provided by operating activities	7,824	4,606

Investing activities:
Additions to property, equipment and other	(4,730)	(5,891)
Proceeds from sales of businesses	17,000	431,306
Payments for businesses acquired, net of cash acquired	(12,317)	(7,820)
Net cash (used in) provided by investing activities	(47)	417,595

Financing activities:
Borrowings under credit agreements	69,600	63,150
Repayments of borrowings under credit agreements	(70,100)	(131,650)
Payments for repurchases of senior notes	(6,832)	—
Proceeds from issuances of common stock	246	1,074
Deferred financing costs paid	—	(62)
Capital lease payments	(1,296)	(2,073)
Other	(54)	(51)
Net cash used in financing activities	(8,436)	(69,612)

(Decrease) increase in cash and cash equivalents	(659)	352,589
Cash and cash equivalents, beginning of period	7,255	13,000
Cash and cash equivalents, end of period	$6,596	$365,589

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$16,033	$14,256
Cash interest paid on shares subject to mandatory redemption	$—	$10,945
Cash taxes paid, net of refunds received	$4,079	$58
Cash paid for severence, closures and restructuring related costs	$1,666	$4,503
Businesses acquired:
Fair value of assets acquired	$14,315	$7,888
(Liabilities assumed) net of deferred purchase price payments	(1,998)	(68)
Payments for businesses acquired, net of cash acquired	$12,317	$7,820

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2006 and December 31, 2005, the results of consolidated operations of the Company for the three months ended March 31, 2006 and 2005, and consolidated cash flows of the Company for the three months ended March 31, 2006 and 2005. The adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated financial statements and related notes have been reclassified to conform to the presentation as of and for the three months ended March 31, 2006.

Stock-Based Compensation

The Company has a stock-based employee compensation plan which is described in Note 9. Prior to January 1, 2006, the Company accounted for stock based compensation using the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, under the prospective method. Upon adoption, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the FASB Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 9 for further information.

Recent Accounting Pronouncements

During the first quarter of 2006 there were no accounting pronouncements adopted that will have a material impact on the Company’s consolidated financial statements.

2.   Divestitures

The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for the period up to the date of sale. Gross proceeds from the sale of approximately $410,600 were used to reduce the Company’s borrowings under its revolving bank credit facilities and for general corporate purposes. The Company recorded a net gain on the sale of About.com of $378,906 included in discontinued operations for the three months ended March 31, 2005.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. The Company recorded a net gain of approximately $4,298 included in discontinued operations for the three months ended March 31, 2005.  On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. The operating results of Workplace Learning have been classified as discontinued operations for the period up to the date of sale.

On September 30, 2005, the Company sold its Business Information Segment for approximately $385,000, and during the fourth quarter of 2005, the Company sold Ward’s Automotive Group (“Ward’s”). The operating results of the Business Information segment, including Ward’s, have been classified as discontinued operations for the periods up to the date of sale.  Additionally, during the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. Their operating results have been classified as discontinued operations for the period up to the date the two magazines were discontinued. The net proceeds from these sales are subject to routine post-closing adjustments.

During the fourth quarter of 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment, and discontinue the operations of its Software on Demand division, part of the Education segment. The operating results of these operations have been classified as discontinued operations for all periods presented.

In February of 2006, the Company completed the sale of the History group for $17,000, resulting in a net gain of approximately $13,700. The sale of this group reflects the Company’s increased focus on growing its properties that reach the valuable 18-34 male demographic. The net proceeds from this sale are subject to routine post-closing adjustments.

Net assets sold were comprised of the following:

Accounts receivable	$535
Intangible assets	2,613
Goodwill	9,568
Other assets	835
13,551

Deferred revenues	(10,292)
Other liabilities	(11)
(10,303)
Net assets sold	$3,248

During the first quarter of 2006, the Company decided to actively pursue the sale of its Films Media group within the Education segment. The operating results of the Films Media group have been classified as discontinued operations for all periods presented.

Total revenues, net, and income before provision for income taxes included in discontinued operations for the three months ended March 31, 2006 and 2005 on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended March 31,
	2006	2005
Total revenues, net	$19,627	$93,335
Income before provision for income taxes	$1,505	$7,156

Income before provision for income taxes above excludes gains on sale of businesses, net of tax, of $13,707 and $383,178 for the three months ended March 31, 2006 and 2005, respectively.

Held for Sale

The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of March 31, 2006 and December 31, 2005, have been reclassified to held for sale on the accompanying consolidated balance sheets. For March 31, 2006, this represents the assets and liabilities of the Crafts and Films Media groups. For December 31, 2005, this represents the assets and liabilities of the Crafts and History groups.

	March 31, 2006	December 31, 2005
ASSETS
Accounts receivable, net	$13,662	$12,994
Inventories	1,841	1,273
Prepaid expenses and other	2,031	883
Property and equipment, net	2,852	1,617
Intangible assets	5,054	5,148
Goodwill	78,794	87,214
Other non-current assets	6,849	—
Assets held for sale	$111,083	$109,129
LIABILITIES
Accounts payable	$6,808	$3,929
Accrued expenses and other	5,176	1,085
Deferred revenues—current	20,673	28,189
Other non-current liabilities	421	—
Liabilities of businesses held for sale	$33,078	$33,203

3.   Acquisitions

Automotive.com - Forward Agreement

On November 15, 2005, the Company purchased Automotive.com, Inc. (“Automotive.com”). PRIMEDIA and the minority shareholders entered into a forward agreement through which PRIMEDIA will purchase the remaining 20% of Automotive.com’s stock within a short period of time after the 2008 audit date, or if the forward agreement is extended, the 2009 audit date (early 2010). The settlement price of the forward agreement is based on a measure of Automotive.com’s earnings in the fiscal year prior to settlement.

For accounting purposes, the forward agreement was bifurcated into the components relating to the Chief Executive Officer (“CEO”) of Automotive.com and the other minority shareholders. The component relating to the CEO was measured at intrinsic value for the one and one half months remaining in 2005 following the transaction date. On January 1, 2006, PRIMEDIA adopted the provisions of SFAS 123(R) (see Note 9), which requires that the portion of the forward agreement relating to the CEO be recorded as a liability and measured at fair value. On January 1 and March 31, 2006, the Company used an independent third party to assist in the valuation of this portion of the forward agreement. The initial recognition of the liability, as of January 1, 2006, totaling $330, was recorded as a portion of the cumulative effect of an accounting change (due to the adoption of SFAS 123(R)). The liability measured on March 31, 2006 was $949 resulting in compensation expense of $619.

The component of the forward agreement relating to the other minority shareholders was recorded as a liability at fair value as of the transaction date and an adjustment to the purchase price. On March 31, 2006, the Company utilized a third party to assist in the valuation of this portion of the forward agreement. The fair value of this liability was $22,699, resulting in a reduction to interest expense of $982.

The Company will utilize an independent third party to assist in the valuation of the forward agreement on a quarterly basis through the settlement date.

RentClicks

In January 2006, the Consumer Guides segment acquired the assets of RentClicks for approximately $12,700 in cash and a potential earnout consideration. The amount of the earnout consideration will be charged to goodwill when and if it is earned and is based on a measure of RentClicks’ earnings for 2006. The Company is utilizing an independent third party to assist in the purchase price allocation and in the interim has classified the purchase price primarily to goodwill.

4.   Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	March 31,	December 31,
	2006	2005
Accounts receivable	$149,794	$146,289
Allowance for doubtful accounts	(7,742)	(8,256)
Allowance for returns and rebates	(2,405)	(3,260)
	$139,647	$134,773

5.   Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$17,350	$17,895
Work in process	105	125
Finished goods	3,299	3,192
	$20,754	$21,212

6.   Goodwill, Other Intangible Assets and Other

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as the annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2006 and 2005, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. For the three months ended March 31, 2006 and 2005, income tax expense primarily consisted of deferred income taxes of $2,769 and $3,578, respectively. The Company expects that it will record a total of approximately $12,000 to increase deferred tax liabilities during the remainder of 2006.

Changes in the carrying amount of goodwill for the three months ended March 31, 2006, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Total
Balance as of January 1, 2006	$650,510	$112,667	$763,177
Purchase price adjustments for valuation reports	(143)	1,527	1,384
Adjustment to goodwill allocated to assets held for sale	975	—	975
Goodwill acquired related to the acquisition of businesses	—	12,547	12,547
Goodwill written off related to the sale of businesses	(2,123)	—	(2,123)
Balance as of March 31, 2006	$649,219	$126,741	$775,960

Intangible assets subject to amortization in accordance with SFAS 142 consist of the following:

		March 31, 2006			December 31, 2005
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	2-20	$189,139	$163,064	$26,075	$194,926	$166,553	$28,373
Advertiser lists	4-20	96,065	80,002	16,063	96,065	79,418	16,647
Other	1-20	109,486	98,752	10,734	109,894	97,945	11,949
		$394,690	$341,818	$52,872	$400,885	$343,916	$56,969

Intangible assets not subject to amortization had a carrying value of $173,135 and $174,435 at March 31, 2006 and December 31, 2005, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $2,798 and $1,857 for the three months ended March 31, 2006 and 2005, respectively. Amortization of deferred wiring costs of $160 and $345 for the three months ended March 31, 2006 and 2005, respectively, is also included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At March 31, 2006, estimated future amortization expenses of other intangible assets still subject to amortization, excluding deferred wiring costs, are as follows: approximately $8,000 for the remainder of 2006 and approximately $10,000, $6,000, $5,000 and $4,000 for 2007, 2008, 2009 and 2010, respectively.

7.   Accrued Expenses and OtherAccrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2006	2005
Payroll, commissions and related employee benefits	$37,163	$30,333
Rent and lease liabilities	5,697	5,643
Retail display costs and allowances	10,573	11,450
Royalties	89	2,337
Circulation costs	5,713	5,399
Professional fees	2,592	2,943
Taxes	15,954	19,475
Deferred purchase price	4,162	2,724
Interest payable	29,264	13,794
Other	19,336	28,221
	$130,543	$122,319

8.   Long-term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
Borrowings under bank credit facilities	$512,500	$513,000
8 7/8% Senior Notes Due 2011	464,216	471,013
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000
	1,451,716	1,459,013
Obligation under capital leases	4,138	5,434
	1,455,854	1,464,447
Less: Current maturities of long-term debt	6,668	7,677
	$1,449,186	$1,456,770

In the first quarter of 2006, the Company redeemed $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. As a result, the Company recorded a gain of $54 net of the write-off of unamortized deferred financing costs and bond discount. This amount is included in the other income, net line on the accompanying condensed statements of consoldiated operations for the three months ended March 31, 2006.

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

9.   Share-Based Compensation Plans

Accounting Prior to Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock based compensation using SFAS No. 123 under the prospective method. Upon adoption on January 1, 2003, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The company adopted SFAS No. 123(R) on January 1, 2006.

The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan, as amended (the “Stock Option Plan”), authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Stock Option Plan has authorized grants of up to 45,000,000 shares of the Company’s common stock or options to management personnel.

Stock options are generally granted with exercise prices at or above quoted market value at time of issuance. Most of the options are exercisable at the rate of 20%-33% per year commencing on the effective date of the grant. Most options granted pursuant to the Stock Option Plan will expire no later than ten years from the date the option was granted. The grant date fair value is calculated using the Black-Scholes pricing model.

Summary of Impact of SFAS 123(R)

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Upon adoption of SFAS No. 123(R), the Company recorded an increase in net income of $352 as a portion of the cumulative effect of change in accounting principle due to SFAS No. 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards (previously the Company recognized forfeitures when occurred) and a reduction to net income of $330 as a portion of the cumulative effect of change in accounting principle as described in Note 3.

The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Pro Forma Disclosure for the Three Months Ended March 31, 2005

Pro forma information regarding net income and earnings per share is required by SFAS No. 123(R), and has been determined as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with assumptions noted in the Stock Options section below.

Three Months Ended March, 31, 2005
Reported net income	$365,514
Add: stock-based employee compensation expense included in reported net income	566

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,770)

Pro forma net income	$364,310

Per common share:
Reported basic and diluted income	$1.39
Pro forma basic and diluted income	$1.39

Fair Value Calculations by Award

Stock Options

The fair value of each option award was estimated at the date of grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. Because the Black-Scholes pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the historical exercise behavior of employees and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months ended March 31, 2005(*)
Expected volatility	75.30%
Weighted-average volatility	75.30%
Expected dividends	—
Expected term (in years)	3
Risk-free rate	3.25%-3.96%

(*) The Company did not grant stock options during the three months ended March 31, 2006.

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

A summary of the company’s stock options award activity as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average remaining Contractual Term
Outstanding at January 1, 2006.	20,712,058	$7.65
Expired	(128,414)	$7.01
Forfeited	(115,915)	$3.26
Outstanding at March 31, 2006	20,467,729	$7.67	4
Exercisable at March 31, 2006	17,842,809	$8.11	4

No options were granted, exercised or settled in cash in the first quarter of 2006. In the first quarter of 2005, the weighted-average fair value per option for options granted was $2.12, the Company received $703 in cash from the exercise of stock options and 3,600 stock options were settled in cash for $7.

The Company’s policy for attributing the value of graded vested share-based compensation awards is on a straight-line basis over the requisite service period for the entire award. As of March 31, 2006, there were $1,912 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1 year.

Nonvested shares

The weighted average fair value of nonvested shares granted in the first quarter of 2005 was $3.48.

A summary of the Company’s nonvested shares award activity as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	847,646	$2.98
Vested	(20,000)	$2.36
Forfeited	(3,333)	$2.90
Nonvested Shares at March 31, 2006	824,313	$3.00

As of March 31, 2006, there were $1,563 of total unrecognized compensation cost related to nonvested shares. The cost is expected to be recognized over a weighted average period of 1 year.

The total fair value of shares vested during the three-month period ended March 31, 2006 was $47.

The Company had reserved approximately 9,795,921 shares of the Company’s common stock for future grants in connection with the Stock Option Plan at March 31, 2006.

Employee Stock Purchase Plan (“ESPP”)

Effective January 1, 2006, the ESPP was amended to provide that the purchase price of shares through the ESPP is 95% of the closing stock price on the last day of the offering period. Due to the amendment, the ESPP became non-compensatory and thus no charges were recorded for the three months ended March 31, 2006. ESPP non-cash compensation for the three months ended March 31, 2005 did not have a material impact on the Company’s statements of consolidated operations. In January 2006, the Company issued 170,054 shares purchased under the ESPP during the offering period of the six months ended December 31, 2005.

The Company had reserved approximately 2,564,000 shares of the Company’s common stock for future grants in connection with the ESPP at March 31, 2006.

Non-Cash Compensation

	Three Months Ended March 31,
	2006	2005
Nonvested shares(1)	$392	$635
Share Based Compensation (SFAS 123(R) and SFAS 123)(2)	526	566
Total	$918	$1,201

(1)             The Company recognized $392 and $635 for the three months ended March 31, 2006 and 2005, respectively, of non-cash compensation charges related to the Company’s grants of nonvested shares to certain executives during 2003, 2004 and 2005. These grants are being expensed ratably over their related vesting periods.

(2)             In accordance with SFAS 123R in 2006 and SFAS 123 in 2005, the Company recorded a non-cash compensation charge of $526 and $566 for the three months ended March 31, 2006 and 2005, respectively, relating to stock options in both 2006 and 2005 and the PRIMEDIA ESPP in 2005.

10.   Provision for Severance, Closures and Restructuring Related Costs

During the first quarter of 2006, the Company began new cost reduction initiatives, primarily due to recent divestitures, to streamline operations, reduce layers of management and consolidate real estate.

Details of the new initiatives implemented and the payments made related to both the new and previously implemented plans during the three months ended March 31, 2006 and 2005 are presented in the following tables:

	Liability as of January 1, 2006	Net Provision for the Three Months Ended March 31, 2006	Payments during the Three Months Ended March 31, 2006	Liability as of March 31, 2006
Severance and closures:
Employee-related termination costs	$245	$280	$(181)	$344
Termination of leases related to office closures	29,228	96	(1,485)	27,839
Total severance and closures	$29,473	$376	$(1,666)	$28,183

	Liability as of January 1, 2005		Net Provision for the Three Months Ended March 31, 2005		Payments during the Three Months Ended March 31, 2005	Liability as of March 31, 2005
Severance and closures:
Employee-related termination costs	$1,499		$672		$(1,391)	$780
Termination of leases related to office closures	34,450		361		(2,567)	32,244
Total severance and closures	$35,949	(1)	$1,033	(2)	$(3,958)	$33,024

(1)             Reduced for liabilities relating to discontinued operations totaling $1,876 at January 1, 2005.

(2)             Adjusted to exclude net provisions related to discontinued operations totaling $25 for the three months ended March 31, 2005.

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

As a result of the implementation of this new plan, the Company has closed 1 office location and has notified a total of 5 individuals that they would be terminated under this plan. As of March 31, 2006, 4 of these individuals have been terminated.

Liabilities of $3,585 and $3,972 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively. Liabilities of $24,598 and $25,501 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

For purposes of the Company’s bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is excluded from the Company’s calculation of consolidated EBITDA.

11.   Income per Common Share

Income per common share for the three months ended March 31, 2006 and 2005 has been determined based on net income applicable to common shareholders, divided by the weighted average number of common shares outstanding for all periods presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants and 20,467,729 stock options at March 31, 2006. These securities were not included in the computation of diluted income per share because the effect of their inclusion would be antidilutive.

12.   Commitments and Contingencies

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

13.   Business Segment Information

The Company’s products compete primarily in the United States, in three principal segments: Enthusiast Media, Consumer Guides and Education. PRIMEDIA believes that this structure aligns its businesses to provide a clearer sense of its strategic focus and operating performance.

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It connects buyers and sellers through the Company’s comsumer magazine brands, Internet, events, television, radio, licensing and merchandising.

The Consumer Guides segment is the nation’s largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide and operates related Internet sites.

The Education segment consists of Channel One, a proprietary network to secondary schools, and PRIMEDIA Healthcare, a continuing medical education business.

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

Information regarding the operations of the Company in different business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include non-cash compensation and provision for severance, closures and restructuring related costs.

	Three Months Ended March 31,
	2006	2005
Revenues, net:
Continuing Businesses:
Enthusiast Media	$150,128	$140,006
Consumer Guides	81,402	75,648
Education	9,938	13,209
Intersegment Eliminations	(77)	(98)
Total	$241,391	$228,765

Segment EBITDA: (1)
Continuing Businesses:
Enthusiast Media	21,048	$20,806
Consumer Guides	17,736	18,244
Education	(175)	1,962
Corporate Overhead	(6,443)	(6,582)
Total Segment EBITDA	$32,166	$34,430

Depreciation, amortization and other charges: (2)
Continuing Businesses:
Enthusiast Media	$5,924	$4,539
Consumer Guides	3,127	2,547
Education	551	1,593
Corporate overhead	1,255	1,783
	$10,857	$10,462

Operating income (loss):
Continuing Businesses:
Enthusiast Media	$15,124	$16,267
Consumer Guides	14,609	15,697
Education	(726)	369
Corporate	(7,698)	(8,365)
Total	$21,309	$23,968

Other income (expense):
Interest expense (3)	(30,826)	(33,121)
Interest on shares subject to mandatory redemption (4)	—	(10,945)
Amortization of deferred financing costs	(659)	(1,334)
Other income, net	158	671
Loss from continuing operations before benefit (provision) for income taxes	(10,018)	(20,761)
Benefit (provision) for income taxes	1,150	(3,648)
Loss from continuing operations	(8,868)	(24,409)
Discontinued operations (5)	16,808	389,923
Cumulative effect of a change in accounting principle (from the adoption of SFAS 123(R))	22	—
Net income	$7,962	$365,514

(1)             Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA may not be available for the Company’s discretionary use as there are requirements to repay debt, among other payments. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)             Other charges include non-cash compensation and provision for severance, closures and restructuring related costs.

(3)             The 2006 interest expense was reduced by $982 due to the quarterly fair value measurement of the liability arising from the forward agreement related to the Automotive.com acquisition.

(4)             During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000).

(5)             Discontinued operations include a gain on sale of businesses, net of $13,707 and $383,178 for the three months ended March 31, 2006 and 2005, respectively.

14.   Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. During the three months ended March 31, 2006, there have been no reclassifications between restricted and unrestricted subsidiaries.

The condensed consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management’s best estimates which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between Corporate and the business units and among the business units. The non-guarantor subsidiaries results of operations include: Internet operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed, by the Company, at what the Company believes are prevailing market rates. All intercompany related activities are eliminated in consolidation.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
March 31, 2006
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$309	$4,253	$2,034	$—	$6,596
Accounts receivable, net	—	118,048	21,599	—	139,647
Inventories	—	18,547	2,207	—	20,754
Prepaid expenses and other	4,978	15,601	20,345	—	40,924
Assets held for sale	—	111,083	—	—	111,083
Total current assets	5,287	267,532	46,185	—	319,004

Property and equipment, net	2,840	39,272	11,103	—	53,215
Investment in and advances to subsidiaries	1,293,192	—	—	(1,293,192)	—
Other intangible assets, net	—	185,028	40,979	—	226,007
Goodwill	—	671,861	104,099	—	775,960
Other non-current assets	4,570	21,890	1,974	—	28,434
	$1,305,889	$1,185,583	$204,340	$(1,293,192)	$1,402,620

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,574	$45,502	$4,562	—	$55,638
Intercompany payables	225,702	(914,465)	688,763	—	—
Accrued expenses and other	56,128	60,929	13,486	—	130,543
Deferred revenues	1,738	105,841	7,624	—	115,203
Current maturities of long-term debt	5,057	1,582	29	—	6,668
Liabilities of businesses held for sale	—	33,078	—	—	33,078
Total current liabilities	294,199	(667,533)	714,464	—	341,130

Long-term debt	1,446,864	2,218	104	—	1,449,186
Intercompany notes payable	—	2,218,757	—	(2,218,757)	—
Deferred revenues	14,025	—	—	—	14,025
Deferred income taxes	84,990	—	—		84,990
Other non-current liabilities	28,766	21,208	26,270	—	76,244
Total liabilities	1,868,844	1,574,650	740,838	(2,218,757)	1,965,575

Shareholders’ deficiency:
Common stock	2,724	—	—	—	2,724
Additional paid-in capital	2,363,881	—	—	—	2,363,881
Accumulated deficit	(2,853,683)	(389,067)	(536,498)	925,565	(2,853,683)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total shareholders’ deficiency	(562,955)	(389,067)	(536,498)	925,565	(562,955)
	$1,305,889	$1,185,583	$204,340	$(1,293,192)	$1,402,620

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended March 31, 2006
(dollars in thousands)

	Primedia Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Primedia Inc. and Subsidiaries
Sales, net	$—	$192,427	$51,373	$(2,409)	$241,391
Operating costs and expenses:
Cost of goods sold	—	48,067	8,416	—	56,483
Marketing and selling	—	39,141	9,132	—	48,273
Distribution, circulation and fulfillment	—	26,093	22,508	—	48,601
Editorial	—	14,499	2,649	—	17,148
Other general expenses	16	16,355	18,331	(2,409)	32,293
Corporate administrative expenses (including non-cash compensaion)	5,850	24	1,471	—	7,345
Depreciation of property and equipment	361	4,357	1,887	—	6,605
Amortization of intangible assets and other	—	1,512	1,446	—	2,958
Provision for severance, closures and restructuring related costs	—	361	15	—	376
Gain on sales of businesses and other, net	—	(570)	570	—	—

Operating income (loss)	(6,227)	42,588	(15,052)	—	21,309
Other income (expense):
Interest expense	(31,444)	(340)	958	—	(30,826)
Amortization of deferred financing costs	—	(631)	(28)	—	(659)
Intercompany management fees and interest	36,161	(34,800)	(1,361)	—	—
Other, net	297	(162)	23	—	158

Income (loss) from continuing operations before benefit (provision) for income taxes	(1,213)	6,655	(15,460)	—	(10,018)

Benefit (provision) for income taxes	1,256	(100)	(6)	—	1,150
Equity in losses of subsidiaries	5,271	—	—	(5,271)	—
Income (loss) from continuing operations	5,314	6,555	(16,936)	(5,271)	(8,868)

Discontinued operations, net of tax	2,296	14,697	(185)	—	16,808
Cumulative effect of change in accounting principle	352	(330)		—	22
Net income (loss)	$7,962	$20,922	$(15,651)	$(5,271)	$7,962

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Three Months Ended March 31, 2006
(dollars in thousands)

		Guarantor	Non-Guarantor		Primedia Inc. and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$7,962	$20,922	$(15,651)	$(5,271)	$7,962

Cumulative effect of a change in accounting principle	(352)	—	330	—	(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(42,648)	27,834	4,326	5,271	(5,217)
Changes in operating assets and liabilities	8,861	16,386	(20,146)	—	5,101

Net cash provided by (used in) operating activities	(26,177)	65,142	(31,141)	—	7,824

Investing activities:
Additions to property, equipment and other, net	(113)	(3,038)	(1,579)	—	(4,730)
Proceeds from sales of businesses and other	—	30,039	(13,039)	—	17,000
Payments for businesses acquired, net of cash acquired		(12,292)	(25)	—	(12,317)

Net cash provided by (used in) investing activities	(113)	14,709	(14,643)	—	(47)

Financing activities:
Intercompany activity	34,135	(79,068)	44,933	—	—
Borrowings under credit agreements	69,600	—	—	—	69,600
Repayments of borrowings under credit agreements	(70,100)	—	—	—	(70,100)
Payments for repurchases of senior notes	(6,832)	—	—	—	(6,832)
Proceeds from issuances of common stock	246	—	—	—	246
Capital Lease Obligations	(771)	(658)	133		(1,296)
Other	—	(54)	—	—	(54)

Net cash provided by (used in) financing activities	26,278	(79,780)	45,066	—	(8,436)

Increase (decrease) in cash and cash equivalents	(12)	71	(718)	—	(659)
Cash and cash equivalents, beginning of period	321	4,182	2,752	—	7,255
Cash and cash equivalents, end of period	$309	$4,253	$2,034	$—	$6,596

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
December 31, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$321	$4,182	$2,752	$—	$7,255
Accounts receivable, net	—	117,528	17,245	—	134,773
Inventories	—	19,601	1,611	—	21,212
Prepaid expenses and other	8,622	17,668	3,432	—	29,722
Assets held for sale	—	109,129	—	—	109,129
Total current assets	8,943	268,108	25,040	—	302,091
Property and equipment, net	3,090	42,215	11,563	—	56,868
Investment in and advances to subsidiaries	471,538	—	—	(471,538)	—
Other intangible assets, net	—	186,554	44,850	—	231,404
Goodwill	—	648,185	114,992	—	763,177
Other non-current assets	4,727	28,990	2,211	—	35,928
Total assets	$488,298	$1,174,052	$198,656	$(471,538)	$1,389,468
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$8,140	$37,949	$6,895	$—	$52,984
Intercompany payables and receivables	(588,458)	(867,988)	1,456,446	—	—
Accrued expenses and other	46,975	67,395	7,949	—	122,319
Deferred revenues	1,738	94,335	11,867	—	107,940
Current maturities of long-term debt	5,816	1,827	34	—	7,677
Liabilities of businesses held for sale	—	33,203	—	—	33,203
Total current liabilities	(525,789)	(633,279)	1,483,191	—	324,123
Long-term debt	1,454,174	2,457	139	—	1,456,770
Intercompany notes payable	—	2,226,286	—	(2,226,286)	—
Deferred revenues	14,447	—	—	—	14,447
Deferred income taxes	87,655	—	—	—	87,655
Other non-current liabilities	29,540	22,069	26,593	—	78,202
Total Liabilities	1,060,027	1,617,533	1,509,923	(2,226,286)	1,961,197
Shareholders' deficiency:
Common stock	2,722	—	—	—	2,722
Additional paid-in capital	2,363,071	—	—	—	2,363,071
Accumulated deficit	(2,861,645)	(443,481)	(1,311,267)	1,754,748	(2,861,645)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total shareholders' deficiency	(571,729)	(443,481)	(1,311,267)	1,754,748	(571,729)
	$488,298	$1,174,052	$198,656	$(471,538)	$1,389,468

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended March 31, 2005
(dollars in thousands)

					Primedia Inc.
		Guarantor	Non-Guarantor		and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net:	$—	$198,173	$38,547	$(7,955)	$228,765
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	—	43,875	2,674	—	46,549
Marketing and selling	—	43,063	4,559	—	47,622
Distribution, circulation and fulfillment	—	29,847	16,057	—	45,904
Editorial	—	15,606	1,180	—	16,786
Other general expenses	12	17,751	21,096	(7,955)	30,904
Corporate administrative expenses (including non-cash compensation)	6,511	—	1,260	—	7,771
Depreciation of property and equipment	710	3,849	1,467	—	6,026
Amortization of intangible assets and other	—	2,194	8	—	2,202
Provision for severance, closures and restructuring related costs	(128)	1,108	53	—	1,033

Operating income (loss)	(7,105)	40,880	(9,807)	—	23,968
Other income (expense):
Interest expense	(32,775)	(328)	(18)	—	(33,121)
Interest on shares subject to mandatory redemption	(10,945)	—	—	—	(10,945)
Amortization of deferred financing costs	(336)	(821)	(177)	—	(1,334)
Intercompany management fees and interest	37,278	(30,923)	(6,355)	—	—
Other income, net	529	135	7	—	671

Income (loss) from continuing operations before provision for income taxes	(13,354)	8,943	(16,350)	—	(20,761)

Provision for income taxes	(3,578)	(69)	(1)	—	(3,648)
Equity in losses of subsidiaries	382,776	—	—	(382,776)	—

Income (loss) from continuing operations	365,844	8,874	(16,351)	(382,776)	(24,409)

Discontinued operations, net of tax	(330)	387,651	2,602	—	389,923

Net income (loss)	$365,514	$396,525	$(13,749)	$(382,776)	$365,514

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Three Months Ended March 31, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$365,514	$396,525	$(13,749)	$(382,776)	$365,514

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(413,362)	(337,575)	3,159	382,776	(365,002)
Changes in operating assets and liabilities	10,230	10,961	(17,097)	—	4,094

Net cash provided by (used in) operating activities	(37,618)	69,911	(27,687)	—	4,606

Investing activities:
Additions to property, equipment and other, net	(116)	(1,042)	(4,733)	—	(5,891)
Proceeds from sales of businesses and other	—	410,000	21,306	—	431,306
Payments for businesses acquired, net of cash acquired	—	(1,056)	(6,764)	—	(7,820)

Net cash provided by (used in) investing activities	(116)	407,902	9,809	—	417,595

Financing activities:
Intercompany activity	458,218	(477,090)	18,872	—	—
Borrowings under credit agreements	63,150	—	—	—	63,150
Repayments of borrowings under credit agreements	(131,650)	—	—	—	(131,650)
Proceeds from issuances of common stock, net	1,074	—	—	—	1,074
Deferred financing costs paid	—	(51)	(11)	—	(62)
Capital lease obligations	(911)	(900)	(262)	—	(2,073)
Other	—	(51)	—	—	(51)

Net cash provided by (used in) financing activities	389,881	(478,092)	18,599	—	(69,612)

Increase (decrease) in cash and cash equivalents	352,147	(279)	721	—	352,589
Cash and cash equivalents, beginning of period	3,495	9,480	25	—	13,000
Cash and cash equivalents, end of period	$355,642	$9,201	$746	$—	$365,589

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

Executive Summary

Our Business

The Company’s revenues are generated from advertising (print and online), circulation (subscriptions and newsstand sales) and other sources including online lead generation, events, third party distribution, television, radio, list rental, brand licensing and merchandising. PRIMEDIA’s Operating expenses, for Segment EBITDA purposes, include cost of goods sold (paper and printing), exclusive of depreciation of property and equipment; marketing and selling; distribution, circulation and fulfillment; editorial; and other general and corporate administrative expenses (collectively referred to as “Operating expenses”). See Why We Use the Term Segment EBITDA.

The Company has three reportable segments which best enable it to execute key investment and organic growth initiatives. Those segments are Enthusiast Media, Consumer Guides and Education.

Background

Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. Since 2000, the Company has been opportunistically divesting selective properties in order to better focus on its core businesses and to reduce debt and shares subject to mandatory redemption while focusing on investing in organic growth and primarily making only small acquisitions which acclerate organic growth, particularly related to the Internet. The Company has been positioning itself as a highly focused targeted media company which is investing in its businesses to drive growth.

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

Business Trends

The Company is currently facing difficult market conditions, specifically in magazine advertising and circulation. Additionally, recent high levels of condominium conversions coupled with low mortgage rates are spurring housing purchases and limiting existing and potential customers for Apartment Guide markets while some markets affected by Hurricane Katrina and other natural disasters experienced decreased vacancy rates and lower advertising spending.

Company Strategy

The Company’s strategy is to focus on its core targeted media businesses and grow by expanding the Internet and leveraging and expanding its market-leading brands. In 2006, the Company continues to make organic growth its top priority. PRIMEDIA believes that it is well positioned to capitalize on the shift away from mass advertising to targeted media.

The Company continues to implement its organic growth strategy through various actions, including:

•     improving product quality and circulation performance,

•       expanding the Internet, particularily in developing new transactional marketplaces,

•       leveraging its dominance in the highly targeted male 18-34 advertising market,

•       expanding its well-known brands through extensions including events, television, radio, licensing and merchandising.

At the same time, the Company continues to focus on cost reductions which will be utilized to fund various elements of its growth strategies.

The Company’s business segments are highlighted in the segment discussions below and in the Results of Operations section.

Summary of Consolidated Results for the three months ended March 31, 2006

For the three months ended March 31, 2006, revenues were $241,391, up 5.5% as compared to $228,765 in 2005. Revenues increased in the Company’s Enthusiast Media and Consumer Guides segments, by 7.2% and 7.6%, respectively, while revenues decreased in the Education segment by 24.8%. In 2006, Operating Expenses were $209,225, up 7.7% compared to 2005. In 2006, operating income was $21,309 from $23,968 in 2005. Net income was $7,962 in 2006 compared to $365,514 in 2005, the decrease primarily due to the gain on sale of About, Inc. of $378,906 in the first quarter of 2005.

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

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include non-cash compensation and provision for severance, closures and restructuring related costs. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control. Internally, the Company’s chief operating decision maker, its Chairman, President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

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

The Company believes that the use of Free Cash Flow enables the Company’s chief operating decision maker, its Chairman, President and CEO, and the executive team to make decisions based on the Company’s cash resources. Free Cash Flow also is considered to be an indicator of the Company’s liquidity, including its ability to reduce debt and make strategic investments.

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

Discontinued Operations

During the first quarter of 2005, the Company completed the sales of About.com and the Bankers Training Division of Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. Also during 2005, the Company sold its Business Information Segment, including Ward’s Automotive Group (“Ward’s”), discontinued the operations of two magazines in the Enthusiast Media segment, discontinued the operations of its Software on Demand division within the Education segment, and decided to pursue the sales of its Crafts and History groups within the Enthusiast Media segment.

During the first quarter of 2006, the Company decided to actively pursue the sale of its Films Media group within the Education segment and completed the sale of the History group.

Financial results for these divestitures and planned divestitures are reported in discontinued operations on the statements of consolidated operations for all periods presented.

Segment Data

The following table presents the results of the Company’s three operating segments and Corporate:

	Three Months Ended March 31,
	2006	2005
Revenues, net:
Continuing Businesses:
Enthusiast Media	$150,128	$140,006
Consumer Guides	81,402	75,648
Education	9,938	13,209
Intersegment Eliminations	(77)	(98)
Total	$241,391	$228,765

Segment EBITDA: (1)
Continuing Businesses:
Enthusiast Media	$21,048	$20,806
Consumer Guides	17,736	18,244
Education	(175)	1,962
Corporate Overhead	(6,443)	(6,582)
Total Segment EBITDA	$32,166	$34,430

Depreciation, amortization and other charges: (2)
Continuing Businesses:
Enthusiast Media	$5,924	$4,539
Consumer Guides	3,127	2,547
Education	551	1,593
Corporate overhead	1,255	1,783
	$10,857	$10,462

Operating income (loss):
Continuing Businesses:
Enthusiast Media	$15,124	$16,267
Consumer Guides	14,609	15,697
Education	(726)	369
Corporate	(7,698)	(8,365)
Total	$21,309	$23,968

Other income (expense):
Interest expense (3)	(30,826)	(33,121)
Interest on shares subject to mandatory redemption (4)	-	(10,945)
Amortization of deferred financing costs	(659)	(1,334)
Other income, net	158	671
Loss from continuing operations before benefit (provision) for income taxes	(10,018)	(20,761)

Benefit (provision) for income taxes	1,150	(3,648)

Loss from continuing operations	(8,868)	(24,409)

Discontinued operations (5)	16,808	389,923

Cumulative effect of a change in accounting principle (from the adoption of SFAS 123(R))	22	—
Net income	$7,962	$365,514

(1)             Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below).

(2)             Other charges include non-cash compensation and provision for severance, closures and restructuring related costs.

(3)             The 2006 interest expense was reduced by $982 due to the quarterly fair value measurement of the liability arising from the forward agreement related to the Automotive.com acquisition.

(4)             During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000).

(5)             Discontinued operations include a gain on sale of businesses, net of $13,707 and $383,178 for the three months ended March 31, 2006 and 2005, respectively.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Consolidated Results:

Revenues, Net

Consolidated revenues were $241,391 in 2006 compared to $228,765 in 2005:

	Three Months Ended March 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$154,131	$150,877	2.2
Circulation	49,005	49,368	(0.7)
Other	38,255	28,520	34.1
Total	$241,391	$228,765	5.5

Advertising revenues increased by $3,254 in the first quarter of 2006 compared to 2005 due to increases of $1,196 and $4,774 in the Enthusiast Media and Consumer Guides segments, respectively, partially offset by a decrease of $2,716 in the Education segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $363 in 2006 due to continued weakness in single copy sales. Other revenues, including distribution and non-print revenues, increased $9,735 in 2006 compared to 2005, primarily due to an increase in the Enthusiast Media segment of $9,287. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $21,309 in 2006 compared to $23,968 in 2005. The decrease in operating income in 2006 primarily resulted from increased operating expenses due to significant investments made in new publications and in increased distribution capacity at Consumer Guides, as well as increased paper prices.

Net Income

The Company had net income in 2006 of $7,962 compared to $364,514 in 2005. The decrease in net income was primarily due to the net gain of $378,906 from the sale of About in the first quarter of 2005.

Interest expense decreased to $30,826 in 2006 from $33,121 in 2005. This decrease is due to the Company’s lower average debt levels during the first quarter of 2006 as compared to the first quarter of 2005. In addition, in

2006 the Company recorded $982 as a reduction to interest expense for the quarterly fair value measurement of the liability arising from the forward agreement related to the Automotive.com acquisition.

Interest on shares subject to mandatory redemption was $0 and $10,945 for the three months ended March 31, 2006 and 2005, respectively, as the Company redeemed all of its outstanding shares subject to mandatory redemption during 2005.

Discontinued Operations

SFAS 144 requires sales, disposals of long-lived assets and businesses held for sale that meet certain criteria to be classified on the condensed statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During the first quarter of 2005, the Company completed the sales of About.com and Bankers Training & Consulting Company, the financial services division of PRIMEDIA Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. Also during 2005, the Company sold its Business Information Segment, including Ward’s, discontinued the operations of two magazines in the Enthusiast Media segment, discontinued the operations of its Software on Demand division within the Education segment, and decided to pursue the sales of its Crafts and History groups within the Enthusiast Media segment.

During the first quarter of 2006, the Company decided to actively pursue the sale of its Films Media group within the Education segment and completed the sale of the History group.

In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented. For the three months ended March 31, 2006 and 2005, discontinued operations include a net gain on sale of businesses of $13,707 and $383,178, respectively.

Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Prior to the adoption of this statement, the Company expensed the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with the provisions of SFAS 123 adopted on January 1, 2003 using the prospective method. Upon adoption of SFAS 123(R), the Company is also required to expense the fair value of any awards that were granted prior to January 1, 2003 and were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle, as required by SFAS 123(R), was $22, included in the three months ended March 31, 2006.

Segment Results:

Enthusiast Media Segment (Includes Automotive, Outdoor, Marine, Equine, Action Sports, Soaps, Internet, events, television, radio, licensing and merchandising)

Revenues, Net

Enthusiast Media revenues were $150,128 or 62.2% and $140,006 or 61.2% of the Company’s consolidated revenues for 2006 and 2005, respectively. Enthusiast Media revenues increased $10,122 or 7.2% in 2006 compared to 2005 as follows:

	Three Months Ended March 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$79,600	$78,404	1.5
Circulation	49,005	49,368	(0.7)
Other	21,446	12,159	76.4
Intersegment revenues	77	75
Total	$150,128	$140,006	7.2

The slight growth in advertising revenue is primarily the result of growth in the Company’s Consumer Automotive, Outdoor and Action Sports categories, offset by continued declines in the International Automotive category. The advertising weakness in the International Automotive category was particularly felt in the non-endemic advertising market. The slight decline in circulation revenue is primarily the result of continued softness in the Company’s Automotive and Outdoor newsstand sales. Subscription revenue was down slightly, primarily due to softness in Performance Automotive. The increase in Other revenue was largely the result of the Company’s acquisition of Automotive.com, Inc. (“Automotive.com) in the fourth quarter of 2005, which resulted in an increase in online revenue of approximately $6,000. Additionally, events revenue increased approximately $3,000, resulting from increased success of existing events and new events introduced in 2006, as well as the acquisition of International Automotive Showcase in the second quarter of 2005.

Automotive: Consumer Automotive group advertising grew in the quarter, primarily due to the timing of Asian and European automaker advertising versus the same period last year. Also, the 20th anniversary issue of Automobile, its largest issue in terms of advertising pages, had a positive impact on the quarter. U.S. automaker print advertising increased 19% off a low base in the Company’s Consumer Automotive Group in the quarter, but was down 4% segment-wide.

U.S. automaker print advertising in the first quarter of 2006 was 4% of the Enthusiast Media segment’s total print advertising revenue. Total automaker print advertising in the quarter was 12% of the segment’s total, and non-automaker automotive print advertising (e.g., after market parts and accessories) was 50% of the segment’s total, both remaining consistent with the first quarter of 2005.

Performance Automotive group advertising revenue grew, while newsstand circulation declined. International Automotive group advertising and circulation revenue were down, with circulation down less than in recent prior periods, primarily due to increased sales of Super Street.

Outdoor, Marine, Equine:  Revenue for the Outdoor and Marine groups was flat in the first quarter of 2006. Merchandise sales continue to grow with 21% year-over-year growth. Four new products were successfully launched in the first quarter including calendars and DVDs of PRIMEDIA Outdoor TV programming.

Additionally, in the Outdoor group, the Company expects positive results from product improvements in Petersen’s Hunting, Game & Fish and Shooting Times. Specifically, Game & Fish has seen stronger renewal rates. In Marine, Power & Motoryacht, the industry ad page leader for the quarter, had 2.7% revenue growth. The February issue of Power & Motoryacht was a record issue in terms of ad pages and total pages. SAIL is beginning to see strong results from management and product upgrades, and entered the early summer buying cycle in a much stronger position. Television and online revenues grew 10% in the first quarter as the group continues to aggressively extend the print franchises into television and realize the initial benefits from improvements in online content and design.

Action Sports:  The Action Sports group had revenue increases in both online and print advertising, and improved circulation revenue due to product improvements at Powder, Skateboarder and Surfing.

Licensing and Merchandising: Licensing and Merchandising revenue was down slightly primarily due to a year-over-year decline in revenue from RadioShack. Licensing programs for Motor Trend, Lowrider, and Hot Rod continued their success, further expanding and increasing availability of products at major retailers such as Sears and Meijer’s, and expanding video continuity programs for both outdoor and automotive titles. Licensed products are available at approximately 71 retail chains and in nearly 800 independent retailers. New retailers added in the first quarter include Sears, Orchard Supply, and Menards.

The Company continues to execute its growth strategies:

The Company has completed product improvements on nine magazines thus far in 2006. Except for Automobile Magazine, improvements are in the Performance and International Automotive Groups where newsstand challenges have been greatest. The Company expects to implement over 20 product improvements in total by September 2006. In addition, editorial and art talent upgrades are in progress while surveys and content testing programs are enabling the Company to increase its product’s appeal to consumers.

The Company continues to build multiple online revenue streams, including transactions, lead generation, and online advertising. Online is also generating print subscriptions as magazine subscriber acquisitions via the Company’s websites grew more than 20% in the quarter. As a result of the acquisition of Automotive.com in the fourth quarter of 2005, online revenue grew over 170% in the quarter. Online represented 7% of segment revenue in the quarter, up from 3% in the prior year. The integration of Automotive.com and Equine.com into the Automotive and Outdoor groups, respectively, continues on track to generate the synergies expected from these transactions. The Company intends to extend both of these platforms into new vertical markets in 2006.

During the first quarter of 2006, the Company continued to improve circulation performance as a result of product quality improvements implemented prior to 2006. Circulation results are improving as the Company works to improve the ratio of the number of copies sent to newsstands location-by-location (“draw”) to the number sold and adjust the draw for the seasonality of its titles. In the first quarter, PRIMEDIA reduced draw by 1.5 million copies, or 3%, which led to a positive impact on circulation profitability with a minimal loss of sales.

At the same time, the Company is focused on managing costs, particularly when its underlying markets are soft. The cost control effort will assist in providing funding for the growth strategies.

Segment EBITDA

Enthusiast Media Segment EBITDA increased 1.2% to $21,048 in 2006 from $20,806 in 2005. This reslutsed primarily from increased revenue in the online and events categories as described above, offset by increased costs of good sold, due to the acquisition of Automotive.com and increased paper costs. As a result, Segment EBITDA margin decreased to 14.0% in 2006 from 14.9% in 2005.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Segment EBITDA	$21,048	$20,806
Depreciation of property and equipment	3,792	2,918
Amortization of intangible assets and other	1,878	460
Provision for severance, closures and restructuring related costs	254	1,161
Operating income	$15,124	$16,267

Operating Income

Operating income was $15,124 in 2006 compared to $16,267 in 2005, a decrease of $1,143 or 7.0%. This decrease was primarily driven by a slight increase in Segment EBITDA as discussed above, and offset by a larger increase in depreciation and amortization expenses, primarily due to the acquisition of Automotive.com. In addition, in 2006 the Company recorded $619 of compensation expense resulting from the quarterly fair value measurement of the liability arising from the forward agreement related to the CEO of Automotive.com.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, ApartmentGuide.com, NewHomeGuide.com, RentClicks.com, Autoguide.com, AmericanHomeGuides.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $81,402 or 33.7% and $75,648 or 33.1% of the Company’s consolidated revenues for 2006 and 2005, respectively. Consumer Guides revenues increased $5,754 or 7.6% in 2006 compared to 2005 as follows:

	Three Months Ended March 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$67,092	$62,318	7.7
Other	14,310	13,330	7.4
Total	$81,402	$75,648	7.6

In the first quarter of 2006, Consumer Guides advertising revenue grew by 7.7%, primarily due to strong results in the New Home Guide division and the expansion of the Auto Guide division and Other revenue grew 7.4%, partially offset by a 7.0% decrease in Apartment Guide revenue.

Apartment Guide, Apartment Guide.com, RentClicks.com: The segment’s largest business, Apartment Guide/Apartment Guide.com, continues to face challenging market conditions in the multi-family housing industry. Condominium conversions, which reduce existing and potential apartment renters in Apartment Guide markets, continued to negatively impact the business in the first quarter. In addition, occupancy rates increased to unattractive levels in several markets that have lost supply to condominium conversions and in markets that have benefited from the 2005 hurricanes. These negative market conditions resulted in reduced advertising revenues in the first quarter of 2006, and are expected to continue to impact the Apartment Guide business for the rest of the year. Despite reduced revenues the Apartment Guide brand showed strength as Apartment Guide.com grew unique users by 16.5%. In January 2006, the Company acquired RentClicks, the leading online marketplace for small unit rental properties. This marketplace which consists of rental houses, town homes, condos and single unit apartments, accounts for 70% of the total rental market. The Company believes that RentClicks provides a strong platform for growth that can both capture a new segment of the rental marketplace as well as recapture a portion of the Apartment Guide revenue lost to condominium conversion.

New Home Guide, NewHomeGuide.com: The segment’s New Home Guide business had revenue growth 74.4% in the first quarter of 2006. This increase was a result of strong organic growth of 46.5% in existing markets, and the acquisition of new magazines in Atlanta, Charlotte, Jacksonville, Nashville, Seattle and Portland markets during 2005. The Company also significantly expanded its online presence through upgrades to its primary web site, NewHomeGuide.com.

Auto Guide, AutoGuide.com:  During the first quarter of 2006, the Auto Guide business was up 253% from 2005. AutoGuide.com grew its listings significantly in the quarter, and now showcases over 650,000 pre-owned cars and trucks on its website.

DistribuTech:  The segment grew its other revenue by 7.4% in the first quarter of 2006, as the DistribuTech division increased its utilization of retail distribution programs across the country.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $508 or 2.8% in 2006 to $17,736, from $18,244 in 2005. This decrease is primarily due to the impact of the segment’s investment of $7.8 million in 2005 to launch new

Auto Guides, partially offset by organic growth and acquisitions. Segment EBITDA margin decreased to 21.8% in 2006 from 24.1% in 2005.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Segment EBITDA	$17,736	$18,244
Depreciation of property and equipment	2,303	1,936
Amortization of intangible assets and other	678	611
Non-cash compensation	24	—
Provision for severance, closures and restructuring related	122	—
Operating income	$14,609	$15,697

Operating Income

Operating income decreased $1,088 or 6.9% in 2006. This decrease was primarily driven by the decline in Segment EBITDA, coupled with increased depreciation expense and charges for provision for severance, closures and restructuring related costs.

Education Segment (includes Channel One and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $9,938 or 4.1% and $13,209 or 5.8% of the Company’s consolidated revenues for 2006 and 2005, respectively. Education revenues decreased $3,271 or 24.8% in 2006 compared to 2005 as follows:

	Three Months Ended March 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$7,439	$10,155	(26.7)
Other	2,499	3,031	(17.6)
Intersegment revenues	—	23
Total	$9,938	$13,209	(24.8)

Education advertising revenues, which are generated entirely by Channel One, declined $2,716, or 26.7% in the first quarter of 2006 compared to the first quarter of 2005. The primary reason for the decrease in revenues is Channel One’s decline in advertising revenue was mainly attributable to the ongoing impact of large reductions in advertising from a few advertisers in late 2005.

Segment EBITDA

Education Segment EBITDA decreased $2,137 to $(175) for the first quarter of 2006, primarily due to decreased revenue. Segment EBITDA margin decreased to (1.8)% in 2006 compared to 14.9% in 2005.

Below is a reconciliation of Education Segment EBITDA to operating income (loss) for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Segment EBITDA	$(175)	$1,962
Depreciation of property and equipment	150	462
Amortization of intangible assets and other	401	1,131
Operating income (loss)	$(726)	$369

Operating Income (Loss)

Education segment operating income (loss) for the first quarter of 2006 was $(726) compared to $369 in 2005. This increased loss was primarily due to the decrease in Segment EBITDA resulting from lower revenues.

Corporate

Corporate Administrative expenses

Corporate administrative expenses, excluding non-cash compensation, was $6,443 for the first quarter of 2006, flat compared to $6,582 for the first quarter of 2005.

Operating Loss

Corporate operating loss was $7,698 for the first quarter of 2006, down 8.0% compared to $8,365 for the first quarter of 2005. The decrease was mainly due to the decrease in non-cash compensation in the first quarter of 2006.

Discontinued Operations

In accordance with SFAS No. 144, the Company has classified the operating results of all of its divested entities and businesses held for sale as discontinued operations for all periods presented.

Enthusiast Media

The Company discontinued the following entities within the Enthusiast Media segment during 2005: About, Inc, Ward’s Automotive Group, the Crafts and History groups and two magazine titles (shut down). In February 2006, the Company completed the sale of the History group.

Discontinued operations of the Enthusiast Media segment for the three months ended March 31, 2006 and 2005 include revenue of $14,096 and $24,890, respectively, operating income of $14,615 and $383,293, respectively, and gain on sale of businesses, net of tax, of $13,707 and $378,906, respectively.

Education

The Company discontinued the operations of its Software on Demand division during 2005. Additionally, the Company completed the sale of its Workplace Learning division in 2005, excluding PRIMEDIA Healthcare. During the first quarter of 2006, the Company decided to actively pursue the sale of its Films Media Group.

Discontinued operations of the Education segment for the three months ended March 31, 2006 and 2005 include revenue of $5,531 and $15,041, respectively, and operating income of $194 and $4,475, respectively. For the three months ended March 31, 2005, discontinued operations include a gain on sale of business, net of tax, of $4,298 related to the sale of Workplace Learning’s, Bankers Training Division.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $53,404 are included in discontinued operations for the three months ended March 31, 2005. Also included is operating income of $3,254, and a loss on sale of business, net of tax, of $26 for the three months ended March 31, 2005.

Liquidity, Capital and Other Resources

As of March 31, 2006, the Company had cash and unused credit facilities of $248,400, as further detailed below under “Financing Arrangements”, compared to $250,889 as of December 31, 2005. The Company’s asset sales, debt redemption and investment in organic growth have facilitated its strategy to become better strategically focused company while strengthening its balance sheet and improving liquidity.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures for the remainder of 2006 and for the foreseeable future. The Company has no significant required debt repayments until 2010.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was a deficit of $22,126 at March 31, 2006 compared to a working capital deficit of $22,032 at December 31, 2005.

Cash Flow—2006 Compared to 2005

Net cash provided by operating activities increased $3,218, to $7,824 in 2006, from $4,606 in 2005. This change is primarily due to lower debt service and improved working capital management, partially offset by decreased Segment EBITDA. For purposes of calculating net cash provided by operating activities, discontinued operations are included until sold or shut down. Hence, the results of the Business Information segment, About, and PRIMEDIA Workplace Learning’s Bankers Training division were included in this calculation for the first quarter of 2005 but not in the first quarter of 2006 as these units were sold during 2005.

Net cash (used in) provided by investing activities decreased to $(47) from $417,595 for the first quarter of 2006 and 2005, respectively. The primary reason for the decrease is the reduced proceeds from sales of businesses in the first quarter 2006 versus 2005. Proceeds were $17,000 in 2006 versus $431,306 in 2005.

Net cash used in financing activities was $8,436 for the first quarter of 2006, compared to $69,612 for the first quarter of 2005. The decrease is largely due to a reduction in repayments of borrowings under the Company’s credit agreements.

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$7,824	$4,606
Additions to property, equipment and other, net	(4,730)	(5,891)
Capital lease obligations	(1,296)	(2,073)
Free Cash Flow	$1,798	$(3,358)

Supplemental information:

Cash interest paid, including interest on capital and restructured leases	$16,033	$14,256

Cash interest paid on shares subject to mandatory redemption (1)	$—	$10,945

Cash taxes paid, net of refunds received	$4,079	$58

Cash paid for severance, closures and restructuring related costs	$1,666	$4,503

(1)             During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000).

The Company’s Free Cash Flow was positive in 2006 primarily due to lower debt service and improved working capital management, partially offset by decreased Segment EBITDA. For purposes of calculating Free Cash Flow, discontinued operations are included until sold or shut down. Hence, the results of the Business Information segment, About, and PRIMEDIA Workplace Learning’s Bankers Training division were included in this calculation for the first quarter of 2005 but not in the first quarter of 2006 as these units were sold during 2005.

Financing Arrangements

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2006:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$497,500	$774,295
Borrowings Outstanding	(15,000)	(497,500)	(512,500)
Letters of Credit Outstanding	(19,991)	—	(19,991)
Unused Bank Commitments	$241,804	$—	$241,804

The new term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. At March 31, 2006, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 6.8%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. For the three months ended March 31, 2006, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $118,627 in 2007 and a final reduction of $158,168 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $2,500 in 2006, $5,000 in 2007 through 2012 and $465,000 in 2013.

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

Senior Notes and Senior Note Redemptions

8 7/8% Senior Notes.   In the first quarter of 2006, the Company repurchased $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. As a result, the Company recorded a gain of $54 net of the write-off of unamortized deferred financing costs and bond discount. This amount is included in the other income, net line on the accompanying condensed statements of consolidated operations for the three months ended March 31, 2006. The unamortized discount for these notes totaled $4,258 and $4,959 at March 31, 2006 and 2005, respectively. The Notes total $464,216, net of discount, at March 31, 2006. Beginning on May 15, 2006, the 8 7/8% Senior Notes are redeemable in whole or in part at the option of the Company, at 104.438% with annual reductions to 100% in 2009 and thereafter, plus accrued and unpaid interest.

8% Senior Notes.   On May 15, 2003, the Company issued $300,000 of 8% Senior Notes at par which mature on May 15, 2013 with no sinking fund requirements and may not be redeemed prior to May 15, 2008 other than through the use of proceeds of future equity offerings, subject to certain conditions, or in connection with a change of control. Beginning on May 15, 2008, the notes are redeemable in whole or in part at the option of the Company, at 104% with annual reductions to 100% in 2011 and thereafter, plus accrued and unpaid interest.

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

Contractual Obligations

There are no required significant debt repayments until 2010. The following are certain contractual obligations of the Company as of March 31, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,451,716	$5,000	$25,000	$185,000	$1,236,716
Interest on long-term debt obligations(1)	760,448	121,540	242,164	227,266	169,478
Capital lease obligations	4,138	1,668	1,498	858	114
Fair value of forward agreement (2)	23,648	—	23,648	—	—
Interest on capital lease obligations	584	256	254	73	1
Operating lease obligations(3)	207,124	43,850	64,823	36,858	61,593
Total Contractual Obligations	$2,447,658	$172,314	$357,387	$450,055	$1,467,902

(1)             Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)   Present value of expected future payments related to the acquisition of Automotive.com.

(3)             Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $70,195 as of March 31, 2006.

The Company had $15,000 of borrowings outstanding at March 31, 2006 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility expires in 2008, and the term loan B expires in 2013. Assuming this balance remains constant until the end of the term, and application of the Company’s projected interest rates, total interest payments related to the revolver under our bank credit facility are estimated to be $2,578 for the periods presented in the above table. These interest payments are not included in the above table.

The Company has other commitments in the form of letters of credit of $19,991 aggregate face value which expire on or before March 31, 2007.

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

Covenant Compliance

As defined in the amended bank credit facilities agreement, the maximum allowable debt leverage ratio was amended to 6.25 to 1 and decreases to 6.00 to 1 on October 1, 2007. The amendment to the bank credit facilities also sets the minimum interest coverage ratio, as defined in the bank credit facilities, at 1.75 to 1 through maturity. The minimum fixed charge coverage ratio, as defined, remains unchanged at 1.05 to 1 through maturity. The Company is in compliance with all of the financial and operating covenants of its financing arrangements.

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income:

	For the Three Months Ended March 31, 2006	For the Twelve Months Ended March 31, 2006
EBITDA of the Restricted Group	$47,863	$251,160
EBITDA loss of the Unrestricted Group	(12,964)	(49,373)
Divestiture and other adjustments	(2,733)	(27,983)
Depreciation of property and equipment	(6,605)	(32,129)
Amortization of intangible assets and other	(2,958)	(19,860)
Severance related to separated senior executives	—	(1,775)
Non-cash compensation	(918)	(5,806)
Provision for severance, closures and restructuring related costs	(376)	(1,157)
Gain on the sales of businesses and other, net	—	209
Operating income	21,309	113,286
Other income (expense):
Interest expense	(30,826)	(128,229)
Interest on shares subject to mandatory redemption	—	(13,258)
Amortization of deferred financing costs	(659)	(3,616)
Other income (expense), net	158	(14,066)
Loss from continuing operations before benefit (provision) for income taxes	(10,018)	(45,883)
Benefit (provision) for income taxes	1,150	(1,947)
Loss from continuing operations	(8,868)	(47,830)
Discontinued operations	16,808	254,983
Cumulative effect of change in accounting principle	22	22
Net income	$7,962	$207,175

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended March 31, 2006	For the Twelve Months Ended March 31, 2006
Internet properties	$3,678	$13,345
Traditional turnaround and start-up properties	7,815	30,570
Related overhead and other charges	1,471	5,458
	$12,964	$49,373

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At March 31, 2006, this leverage ratio was approximately 5.9 to 1.0.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the condensed consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

During the first quarter of 2006, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

During the first quarter of 2006 there were no accounting pronouncements announced that will have a material impact on the Company’s consolidated financial statements.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during the first quarter of 2006. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postal rates increased 5.4% in 2006. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA’s ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. The cost of paper continues to moderately increase. The Company’s paper expense increased approximately 12% in the first quarter of 2006 compared to 2005. Paper cost represented approximately 9.1% and 8.8% of the Company’s total operating expenses in the first quarter of 2006 and 2005, respectively.

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

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2006, there were no significant changes related to the Company’s market risk exposure.

Item 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended. The Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer also have concluded that the controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three month period ended March 31, 2006, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.                          EXHIBITS

(a)             Exhibits

31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Beverly C. Chell Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Beverly C. Chell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)            Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA INC. (Registrant)

Date:	May 10, 2006	/s/ DEAN B. NELSON
(Signature) Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date:	May 10, 2006	/s/ BEVERLY C. CHELL
(Signature)
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2006	/s/ ROBERT J. SFORZO
(Signature)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)