Form 10-Q
period 2006-06-30
PRIMEDIA INC
filed 2006-08-08
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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
Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of July 31, 2006: 264,125,126

PRIMEDIA Inc.

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June, 30	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,233	$7,255
Accounts receivable, net	127,003	134,773
Inventories	16,795	21,212
Prepaid expenses and other	44,854	29,722
Assets held for sale	89,565	109,129
Total current assets	282,450	302,091
Property and equipment (net of accumulated depreciation and amortization of $235,057 in 2006 and $226,600 in 2005)	53,843	56,868
Intangible assets, net	226,489	231,404
Goodwill	780,817	763,177
Other non-current assets	31,586	35,928
Total Assets	$1,375,185	$1,389,468
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$56,112	$52,984
Accrued expenses and other	113,759	122,319
Deferred revenues	112,183	107,940
Current maturities of long-term debt	3,866	7,677
Liabilities of businesses held for sale	21,491	33,203
Total current liabilities	307,411	324,123
Long-term debt	1,455,951	1,456,770
Deferred revenues	13,600	14,447
Deferred income taxes	88,991	87,655
Other non-current liabilities	72,664	78,202
Total Liabilities	1,938,617	1,961,197
Commitments and contingencies (Note 12)
Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at June 30, 2006 and December 31, 2005; 272,384,069 and 272,158,878 shares issued at June 30, 2006 and December 31, 2005, respectively)	2,724	2,722
Additional paid-in capital (including warrants of $31,690
at June 30, 2006 and December 31, 2005)	2,365,519	2,363,071
Accumulated deficit	(2,855,798)	(2,861,645)
Common stock in treasury, at cost (8,442,409
shares at June 30, 2006 and December 31, 2005)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(563,432)	(571,729)
Total Liabilities and Shareholders’ Deficiency	$1,375,185	$1,389,468

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2006	2005
Revenues, net:
Advertising	$161,795	$167,468
Circulation	50,328	51,237
Other	41,344	36,897
Total revenues, net	253,467	255,602
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	59,551	56,454
Marketing and selling	46,603	46,939
Distribution, circulation and fulfillment	48,842	47,140
Editorial	17,299	17,531
Other general expenses	30,898	31,419
Corporate administrative expenses (including non-cash compensation of $1,619 and $1,203 in 2006 and 2005, respectively)	9,129	8,326
Depreciation of property and equipment	7,674	6,845
Amortization of intangible assets and other	3,070	2,363
Provision for severance, closures and restructuring related costs	1,541	267
Loss on sale of businesses, net	28	—
Operating income	28,832	38,318
Other income (expense):
Interest expense	(21,457)	(32,705)
Interest on shares subject to mandatory redemption	—	(6,409)
Amortization of deferred financing costs	(657)	(1,184)
Other income (expense), net	164	(4,840)
Income (loss) from continuing operations before provision for income taxes	6,882	(6,820)
Provision for income taxes	(3,277)	(2,104)
Income (loss) from continuing operations	3,605	(8,924)
Discontinued operations, net of tax (including loss on sale of businesses, net of tax, of $40 and $716 in 2006 and 2005, respectively)	(5,720)	13,935
Net income (loss)	$(2,115)	$5,011
Basic income (loss) per common share:
Continuing operations	$0.01	$(0.03)
Discontinued operations	(0.02)	0.05
Net income (loss)	$(0.01)	$0.02
Diluted income (loss) per common share:
Continuing operations	$0.01	$(0.03)
Discontinued operations	(0.02)	0.05
Net income (loss)	$(0.01)	$0.02
Basic common shares outstanding (weighted average)	263,941,660	262,973,160
Diluted common shares outstanding (weighted average)	264,803,298	262,973,160

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2006	2005
Revenues, net:
Advertising	$315,926	$318,345
Circulation	99,333	100,605
Other	85,130	71,091
Total revenues, net	500,389	490,041
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	117,415	104,468
Marketing and selling	96,550	96,235
Distribution, circulation and fulfillment	97,897	93,500
Editorial	34,679	34,560
Other general expenses	64,397	63,523
Corporate administrative expenses (including non-cash compensation of $2,537 and $2,404 in 2006 and 2005, respectively)	16,474	16,043
Depreciation of property and equipment	14,613	13,131
Amortization of intangible assets and other	6,099	4,654
Provision for severance, closures and restructuring related costs	1,916	1,300
Loss on sale of businesses, net	28	—
Operating income	50,321	62,627
Other income (expense):
Interest expense	(52,281)	(65,826)
Interest on shares subject to mandatory redemption	—	(17,354)
Amortization of deferred financing costs	(1,316)	(2,518)
Other income (expense), net	315	(4,178)
Loss from continuing operations before provision for income taxes	(2,961)	(27,249)
Provision for income taxes	(2,128)	(5,751)
Loss from continuing operations	(5,089)	(33,000)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $13,668 and $382,462 in 2006 and 2005, respectively)	10,914	403,524
Cumulative effect of change in accounting principle (from the adoption of Statement of Financial Accoutning Standards No. 123 (R))	22	—
Net income	$5,847	$370,524
Basic and diluted income (loss) per common share:
Continuing operations	$(0.02)	$(0.13)
Discontinued operations	0.04	1.54
Net income	$0.02	$1.41
Basic and diluted common shares outstanding (weighted average)	263,857,382	262,817,408

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$5,847	$370,524
Cumulative effect of change in accounting principle	(22)	—
Adjustments to reconcile net income to net cash provided by	928	(341,072)
operating activities
Changes in operating assets and liabilities	3,621	(55,570)
Net cash provided by (used in) operating activities	10,374	(26,118)
Investing activities:
Additions to property, equipment and other	(10,767)	(13,505)
Proceeds from sales of businesses	17,000	431,306
Payments for businesses acquired, net of cash acquired	(15,813)	(26,961)
Net cash (used in) provided by investing activities	(9,580)	390,840
Financing activities:
Borrowings under credit agreements	202,500	196,150
Repayments of borrowings under credit agreements	(142,500)	(219,136)
Payments for repurchases of senior notes	(62,094)	(81,017)
Proceeds from issuances of common stock	265	1,320
Redemption of Series D and F Exchangeable Preferred Stock	—	(264,494)
Deferred financing costs paid	—	(62)
Capital lease payments	(1,879)	(2,697)
Other	(108)	(101)
Net cash used in financing activities	(3,816)	(370,037)
Decrease in cash and cash equivalents	(3,022)	(5,315)
Cash and cash equivalents, beginning of period	7,255	13,000
Cash and cash equivalents, end of period	$4,233	$7,685
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$64,718	$68,740
Cash interest paid on shares subject to mandatory redemption	$—	$23,735
Cash taxes paid, net of refunds received	$4,740	$232
Cash paid for severence, closures and restructuring related costs	$2,715	$5,986
Businesses acquired:
Fair value of assets acquired	$15,544	$27,151
(Liabilities assumed) net of deferred purchase price payments	269	(190)
Payments for businesses acquired, net of cash acquired	$15,813	$26,961

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2006 and December 31, 2005 the results of consolidated operations of the Company for the three and six months ended June 30, 2006 and 2005 and consolidated cash flows of the Company for the six months ended June 30, 2006 and 2005. The adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated financial statements and related notes have been reclassified due to discontinued operations to conform to the presentation as of and for the three and six months ended June 30, 2006.

Stock-Based Compensation

The Company has a stock based employee compensation plan which is described in Note 9. Prior to January 1, 2006, the Company accounted for stock based compensation using the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, under the prospective method. Upon adoption, the Company began expensing the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In July of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also requires entities to make further disclosures about uncertainties in their income tax position, and to include a rollforward of the tax benefits taken that do not qualify for financial statement recognition. The Company is in the process of assessing the impact of this Interpretation on its financial statements.

2.   Divestitures

The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for the period up to the date of sale. Gross proceeds from the sale of approximately $410,600 were used to reduce the Company’s borrowings under its revolving bank credit facilities and for general corporate purposes. The Company recorded a net gain on the sale of About.com of $378,906 included in discontinued operations for the six months ended June 30, 2005.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning in the Education segment. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. The Company recorded a net gain/(loss) of $(740) and $3,558 included in discontinued operations for the three and six months ended June 30, 2005, respectively. The operating results of Workplace Learning have been classified as discontinued operations for the period up to the date of sale.

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

In the first quarter 2006, the Company decided to actively pursue the sale of its Films Media Group (“FMG”) included in the Education Segment. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect

FMG’s financial potential and as a result, decided to hold and continue to operate FMG. In addition, the Company hired new management to operate FMG. Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented and are included in the Education Segment results.

Total revenues, net, and income before provision for income taxes included in discontinued operations on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues, net	$15,787	$83,994	$29,884	$171,656
Income (loss) before provision for income taxes	$(3,747)	$14,939	$(2,417)	$21,614

Income (loss) before provision for income taxes above excludes losses on sale of businesses, net of tax, of $40 and $716 for the three months ended June 30, 2006 and 2005, respectively. Income (loss) before provision for income taxes above excludes gains on sale of businesses, net of tax, of $13,668 and $382,462 for the six months ended June 30, 2006 and 2005, respectively.

Held for Sale

The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of June 30, 2006 and December 31, 2005, have been reclassified to held for sale on the accompanying condensed consolidated balance sheets. As of June 30, 2006, this represents the assets and liabilities of the Crafts group. As of December 31, 2005, this represents the assets and liabilities of the Crafts and History groups.

	June 30, 2006	December 31, 2005
ASSETS
Accounts receivable, net	$8,363	$12,994
Inventories	1,236	1,273
Prepaid expenses and other	1,706	883
Property and equipment, net	365	1,617
Intangible assets	2,532	5,148
Goodwill	74,291	87,214
Other non-current assets	1,072	—
Assets held for sale	$89,565	$109,129
LIABILITIES
Accounts payable	$4,194	$3,929
Accrued expenses and other	1,149	1,085
Deferred revenues—current	16,131	28,189
Other non-current liabilities	17	—
Liabilities of businesses held for sale	$21,491	$33,203

3.   Acquisitions

Automotive.com—Forward Agreement

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

For accounting purposes, the forward agreement was bifurcated into the components relating to the Chief Executive Officer (“CEO”) of Automotive.com and the other minority shareholders. The estimated fair value of the deferred purchase price is measured quarter-to-quarter as a charge or credit to interest expense, except for the estimated amount payable to Automotive.com’s CEO, which is shown as non-cash compensation included in Enthusiast Media Segment EBITDA.

The component relating to the CEO was measured at intrinsic value for the one and one half months remaining in 2005 following the transaction date. On January 1, 2006, PRIMEDIA adopted the provisions of SFAS No. 123(R) (see Note 9), which requires that the portion of the forward agreement relating to the CEO be recorded as a liability and measured at fair value. The initial recognition of the liability, as of January 1, 2006, totaling $330, was recorded as a portion of the cumulative effect of an accounting change (due to the adoption of SFAS No. 123(R)). The liability measured on June 30, 2006 was $811 resulting in a reduction of compensation expense of $138 for the three months ended June 30, 2006, and an increase of compensation expense of $481 for the six months ended June 30, 2006.

The component of the forward agreement relating to the other minority shareholders was recorded as a liability at fair value as of the transaction date and an adjustment to the purchase price. On June 30, 2006, fair value of this liability was $11,639, resulting in a reduction to interest expense of $11,059 and $12,041 for the three and six months ended June 30, 2006, respectively.

RentClicks

In January 2006, the Consumer Guides segment acquired the assets of RentClicks for approximately $12,700 in cash and a potential earnout consideration. The amount of the earnout consideration will be charged to goodwill when and if it is earned and is based on a measure of RentClicks’ earnings for 2006. The Company is in the process of finalizing the purchase price allocation.

4.   Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	June 30,	December 31,
	2006	2005
Accounts receivable	$137,542	$146,289
Allowance for doubtful accounts	(7,662)	(8,256)
Allowance for returns and rebates	(2,877)	(3,260)
	$127,003	$134,773

5.   Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$12,016	$17,895
Work in process	47	125
Finished goods	4,732	3,192
	$16,795	$21,212

6.   Goodwill, Other Intangible Assets and Other

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as its annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six months ended June 30, 2006 and 2005, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

With the adoption of SFAS No. 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. For the three months ended June 30, 2006 and 2005, provision for income taxes primarily consisted of deferred income taxes of $3,905 and $2,019, respectively, and for the six months ended June 30, 2006 and 2005, $6,674 and $5,597, respectively. The Company expects that it will record a total of approximately $7,800, to increase deferred tax liabilities during the remainder of 2006.

Changes in the carrying amount of goodwill for the six months ended June 30, 2006, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Total
Balance as of January 1, 2006	$650,510	$112,667	$763,177
Purchase price adjustments for valuation reports	11	651	662
Adjustment to goodwill allocated to assets held for sale	5,477	—	5,477
Goodwill acquired related to the acquisition of businesses	—	13,624	13,624
Goodwill written off related to the sale of businesses	(2,123)	—	(2,123)
Balance as of June 30, 2006	$653,875	$126,942	$780,817

Intangible assets subject to amortization in accordance with SFAS No. 142 consist of the following:

		June 30, 2006			December 31, 2005
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	2-20	$194,366	$168,143	$26,223	$194,926	$166,553	$28,373
Advertiser lists	4-20	95,234	79,026	16,208	96,065	79,418	16,647
Other	1-20	92,421	82,798	9,623	109,894	97,945	11,949
		$382,021	$329,967	$52,054	$400,885	$343,916	$56,969

Intangible assets not subject to amortization had a carrying value of $174,435 (excluding intangible assets classified as assets held for sale) at June 30, 2006 and December 31, 2005, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $2,906 and $2,013 for the three months ended June 30, 2006 and 2005, respectively, and $5,775 and $3,959 for the six months ended June 30, 2006 and 2005, respectively. Amortization of deferred wiring costs of $164 and $350 for the three months ended June 30, 2006 and 2005, respectively, and $324 and $695 for the six months ended June 30, 2006 and 2005, respectively, is also included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At June 30, 2006, estimated future amortization expenses of other intangible assets still subject to amortization, excluding deferred wiring costs, are as follows: approximately $6,000 for the remainder of 2006 and approximately $10,000, $7,000, $5,000 and $5,000 for 2007, 2008, 2009 and 2010, respectively.

7.   Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2006	2005
Payroll, commissions and related employee benefits	$22,944	$30,333
Rent and lease liabilities	6,661	5,643
Retail display costs and allowances	9,324	11,450
Royalties	1,981	2,337
Circulation costs	3,891	5,399
Professional fees	3,145	2,943
Taxes	17,956	19,475
Deferred purchase price	2,690	2,724
Interest payable	13,010	13,794
Other	32,157	28,221
	$113,759	$122,319

8.   Long-term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
Borrowings under bank credit facilities	$573,000	$513,000
8 7/8% Senior Notes Due 2011	408,262	471,013
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000
	1,456,262	1,459,013
Obligation under capital leases	3,555	5,434
	1,459,817	1,464,447
Less: Current maturities of long-term debt	3,866	7,677
	$1,455,951	$1,456,770

In the first quarter of 2006, the Company redeemed $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest.  In the second quarter of 2006, the Company redeemed $56,615 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in six different transactions for $55,262 plus $400 of accrued interest. As a result of these transactions, the Company recorded a gain of $282 and $336 net of the write-off of unamortized deferred financing costs and bond discount for the three and six months ended June 30, 2006, respectively. This gain is included in the other income (expense), net line on the accompanying condensed statements of consoldiated operations.

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

The Senior Floating Rate Notes bear interest equal to the three-month LIBOR plus 5.375% per year. The interest rate of the Senior Floating Rate Notes was 10.545% at June 30, 2006.

9.   Share-Based Compensation Plans

Accounting Prior to Adoption of SFAS No. 123(R)

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

Summary of Impact of SFAS No. 123(R)

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

Pro Forma Disclosure for the Three and Six Months Ended June 30, 2005

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Reported net income	$5,011	$370,524
Add: stock-based employee compensation expense included in reported net income	586	1,152
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,701)	(3,471)
Pro forma net income	$3,896	$368,205
Per common share:
Reported basic and diluted income	$0.02	$1.41
Pro forma basic and diluted income	$0.01	$1.40

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

	Six Months Ended
	June 30,
	2006	2005
Expected volatility	63.63%	72.31%–75.3	0%
Weighted-average volatility	63.63%	72.39%
Expected dividends	—	—
Expected term (in years)	3	3
Risk-free rate	4.95%	3.63%–3.9	6%

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

A summary of the company’s stock options award activity as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

			Weighted Average
		Weighted Average	remaining
	Options	Exercise Price	Contractual Term
Outstanding at January 1, 2006	20,712,058	$7.65
Granted	4,000	1.89
Exercised	(19,000)	1.85
Expired	(265,949)	3.24
Forfeited	(127,332)	6.07
Outstanding at June 30, 2006	20,303,777	7.70	4
Exercisable at June 30, 2006	18,775,165	7.93	4

The weighted-average fair value per option for options granted during the six months ended June 30, 2006 was $0.87. Cash received from the exercise of stock options during the six months ended June 30, 2006 was $35. No options were settled in cash during the three and six months ended June 30, 2006.

The Company’s policy for attributing the value of graded vested share-based compensation awards is on a straight-line basis over the requisite service period for the entire award. As of June 30, 2006, there was $760 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of less than 1 year.

Nonvested shares

The weighted average fair value of nonvested shares granted in the six months ended June 30, 2005 was $3.48.

A summary of the Company’s nonvested shares award activity as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested Shares at January 1, 2006	804,500	$2.95
Vested	(43,963)	$2.97
Forfeited	(3,333)	$2.90
Nonvested Shares at June 30, 2006	757,204	$2.95

As of June 30, 2006, there were $1,322 of total unrecognized compensation cost related to nonvested shares. The cost is expected to be recognized over a weighted average period of 1 year.

The total fair value of shares vested during the six months ended June 30, 2006 was $131.

The Company had reserved approximately 9,791,921 shares of the Company’s common stock for future grants in connection with the Stock Option Plan at June 30, 2006.

Employee Stock Purchase Plan (“ESPP”)

Effective January 1, 2006, the ESPP was amended to provide that the purchase price of shares through the ESPP is 95% of the closing stock price on the last day of the offering period. Due to the amendment, the ESPP became non-compensatory and thus no charges were recorded for the three and six months ended June 30, 2006. ESPP non-cash compensation for the three and six months ended June 30, 2005 did not have a material impact on the Company’s statements of consolidated operations. In January 2006, the Company issued 170,054 shares purchased under the ESPP during the offering period of the six months ended December 31, 2005.

The Company had reserved approximately 2,564,000 shares of the Company’s common stock for future grants in connection with the ESPP at June 30, 2006.

Non-Cash Compensation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Nonvested shares(1)	$345	$617	$737	$1,252
Share Based Compensation (SFAS 123(R) and SFAS 123)(2)	1,274	586	1,800	1,152
Total	$1,619	$1,203	$2,537	$2,404

(1)          The Company recognized non-cash compensation charges related to the Company’s grants of nonvested shares to certain executives during 2003, 2004 and 2005. These grants are being expensed ratably over their related vesting periods.

(2)          In accordance with SFAS No. 123R in 2006 and SFAS No. 123 in 2005, the Company recorded a non-cash compensation charge relating to stock options in both 2006 and 2005 and the PRIMEDIA ESPP in 2005.

10.   Provision for Severance, Closures and Restructuring Related Costs

In 2006, the Company began new cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

Details of the new initiatives implemented and the payments made related to both the new and previously implemented plans during the six months ended June 30, 2006 and 2005 are presented in the following tables:

		Net Provision	Payments
		for the Six	during the Six
	Liability as of	Months Ended	Months Ended	Liability as of
	January 1,	June 30,	June 30,	June 30,
	2006	2006	2006	2006
Severance and closures:
Employee-related termination costs	$245	$1,577	$(771)	$1,051
Termination of leases related to office closures	29,228	339	(1,944)	27,623
Total severance and closures	$29,473	$1,916	$(2,715)	$28,674

		Net Provision	Payments
		for the Six	during the Six
	Liability as of	Months Ended	Months Ended	Liability as of
	January 1,	June 30,	June 30,	June 30,
	2005	2005	2005	2005
Severance and closures:
Employee-related termination costs	$1,501	$1,381	$(2,052)	$830
Termination of leases related to office closures	34,450	(81)	(2,985)	31,384
Total severance and closures	$35,951 (1)	$1,300 (2)	$(5,037)	$32,214

(1) Reduced for liabilities relating to discontinued operations totaling $1,874 at January 1, 2005.

(2) Adjusted to exclude net provisions related to discontinued operations totaling $7 for the six months ended June 30, 2005.

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

As a result of the implementation of this new plan, the Company has closed 3 office location and has terminated a total of 67 individuals.

Liabilities of $4,992 and $3,972 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively. Liabilities of $23,682 and $25,501 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

For purposes of the Company’s bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is excluded from the Company’s calculation of consolidated EBITDA.

11.   Income (Loss) per Common Share

Basic and diluted income (loss) per share have been computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic income (loss) per share computation:
Net income (loss)	$(2,115)	$5,011	$5,847	$370,524
Weighted average number of common shares outstanding	263,941,660	262,973,160	263,857,382	262,817,408
Basic income (loss) per share	$(0.01)	$0.02	$0.02	$1.41
Diluted income (loss) per share computation:
Net income (loss)	$(2,115)	$5,011	$5,847	$370,524
Weighted average number of common shares outstanding	263,941,660	262,973,160	263,857,382	262,817,408
Incremental shares for assumed exercise of securities	104,434	—	—	—
Unvested restricted stock	757,204	—	—	—
Total shares	264,803,298	262,973,160	263,857,382	262,817,408
Diluted income (loss) per share	$(0.01)	$0.02	$0.02	$1.41

Stock options and warrants with exercise prices that exceeded the fair market value of the Company’s common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per shares. The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants and 20,303,777 stock options at June 30, 2006.

12.   Commitments and Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the condensed consolidated financial statements of the Company.

In 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, however, the Company retained a secondary liability regarding the Carrolton, TX building lease and a lease for satellite time. At the time of the sale the Company received a third party guarantee of up to $10,000 against those lease obligations to reimburse the Company for lease payments made.

In 2006, the Company made certain lease payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company determined that it was probable that the Company would be responsible for the lease payments. As a result, as of June 30, 2006, the Company recorded a receivable of $10,000 included in prepaid expenses and other current assets for the amount due from the third party guarantor, and a total liability of $15,584 for the fair value of the future lease payments, net of estimated sublease income, on the accompanying condensed consolidated balance sheet.

During the second quarter of 2006, the Company recorded a related provision in discontinued operations of $5,584 and a charge to discontinued operations of $1,643 for the net lease payments made by the Company prior to June 30, 2006.

13.   Business Segment Information

The Company’s products compete primarily in the United States, in three principal segments: Enthusiast Media, Consumer Guides and Education. PRIMEDIA believes that this structure aligns its businesses to provide a clearer sense of its strategic focus and operating performance.

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It connects buyers and sellers through the Company’s consumer magazine brands, Internet, events, television, radio, licensing and merchandising.

The Consumer Guides segment is the nation’s largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide and operates related Internet sites.

The Education segment consists of Channel One, a proprietary network to secondary schools, Films Media Group and PRIMEDIA Healthcare, a continuing medical education business.

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

Information regarding the operations of the Company in different business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include non-cash compensation, provision for severance, closures and restructuring related costs and loss on sale of businesses and other, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net:
Enthusiast Media	$157,706	$157,849	$307,834	$297,854
Consumer Guides	81,283	79,471	162,685	155,119
Education	14,516	18,352	29,985	37,235
Intersegment Eliminations	(38)	(70)	(115)	(167)
Total	$253,467	$255,602	$500,389	$490,041
Segment EBITDA: (1)
Enthusiast Media	$32,635	$35,115	$53,682	$55,917
Consumer Guides	18,175	17,912	35,910	36,155
Education	(522)	3,105	(111)	5,708
Corporate Overhead	(7,524)	(7,136)	(13,967)	(13,664)
Total Segment EBITDA	$42,764	$48,996	$75,514	$84,116
Depreciation, amortization and other charges:(2)
Enthusiast Media	$5,991	$4,696	$11,914	$9,231
Consumer Guides	3,965	2,707	7,093	5,254
Education	2,047	1,958	3,002	3,904
Corporate overhead	1,929	1,317	3,184	3,100
	$13,932	$10,678	$25,193	$21,489
Operating income (loss):
Enthusiast Media	$26,644	$30,419	$41,768	$46,686
Consumer Guides	14,210	15,205	28,817	30,901
Education	(2,569)	1,147	(3,113)	1,804
Corporate	(9,453)	(8,453)	(17,151)	(16,764)
Total	$28,832	$38,318	$50,321	$62,627
Other income (expense):
Interest expense (3)	(21,457)	(32,705)	(52,281)	(65,826)
Interest on shares subject to mandatory redemption (4)	—	(6,409)	—	(17,354)
Amortization of deferred financing costs	(657)	(1,184)	(1,316)	(2,518)
Other income (expense), net	164	(4,840)	315	(4,178)
Income (loss) from continuing operations before provision for income taxes	6,882	(6,820)	(2,961)	(27,249)
Provision for income taxes	(3,277)	(2,104)	(2,128)	(5,751)
Discontinued operations (5)	(5,720)	13,935	10,914	403,524
Cumulative effect of change in accounting principle (from the adoption of SFAS 123(R))	—	—	22	—
Net income (loss)	$(2,115)	$5,011	$5,847	$370,524

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

(2)          Other charges include non-cash compensation, provision for severance, closures and restructuring related costs and loss on sale of businesses and other, net.

(3)          Interest expense for the three and six months ended June 30, 2006 was reduced by $11,059 and $12,041, respectively, due to the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition. (See Note 3).

(4)          During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000).

(5)          Discontinued operations include a gain/(loss) on sale of businesses, net of $(40) and $(716) for the three months ended June 30, 2006 and 2005, respectively, and $13,668 and $382,462 for the six months ended June 30, 2006 and 2005, respectively .

14.          Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of June 30, 2006 and December 31, 2005 and for the six months ended June 30, 2006 and 2005 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis.

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facilities agreement and Senior Note agreements. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative), are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
June 30, 2006
(dollars in thousands)

					Primedia Inc.
		Guarantor	Non-Guarantor		and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$117	$3,868	$248	$—	$4,233
Accounts receivable, net	—	108,274	18,729	—	127,003
Inventories	—	13,824	2,971	—	16,795
Prepaid expenses and other	16,934	17,058	10,862	—	44,854
Assets held for sale	—	89,565	—	—	89,565
Total current assets	17,051	232,589	32,810	—	282,450
Property and equipment, net	2,524	40,800	10,519	—	53,843
Investment in and advances to subsidiaries	1,321,866	—	—	(1,321,866)	—
Intangible assets, net	—	186,428	40,061	—	226,489
Goodwill	—	664,617	116,200	—	780,817
Other non-current assets	4,570	25,248	1,768	—	31,586
	$1,346,011	$1,149,682	$201,358	$(1,321,866)	$1,375,185
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$7,717	$44,815	$3,580	$—	$56,112
Intercompany payables	257,871	(892,993)	635,122	—	—
Accrued expenses and other	44,576	62,558	6,625	—	113,759
Deferred revenues	1,738	102,836	7,609	—	112,183
Current maturities of long-term debt	2,557	1,286	23	—	3,866
Liabilities of businesses held for sale	—	21,491	—	—	21,491
Total current liabilities	314,459	(660,007)	652,959	—	307,411
Long-term debt	1,453,896	1,950	105	—	1,455,951
Intercompany notes payable	—	2,235,142	—	(2,235,142)	—
Deferred revenues	13,600	—	—	—	13,600
Deferred income taxes	88,991	—	—	—	88,991
Other non-current liabilities	38,497	18,952	15,215	—	72,664
Total liabilities	1,909,443	1,596,037	668,279	(2,235,142)	1,938,617
Shareholders’ deficiency:
Common stock	2,724	—	—	—	2,724
Additional paid-in capital	2,365,519	—	—	—	2,365,519
Accumulated deficit	(2,855,798)	(446,355)	(466,921)	913,276	(2,855,798)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total shareholders’ deficiency	(563,432)	(446,355)	(466,921)	913,276	(563,432)
	$1,346,011	$1,149,682	$201,358	$(1,321,866)	$1,375,185

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Six Months Ended June 30, 2006
(dollars in thousands)

					Primedia Inc.
		Guarantor	Non-Guarantor		and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$399,418	$104,953	$(3,982)	$500,389
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	—	99,314	18,101	—	117,415
Marketing and selling	—	81,543	15,007	—	96,550
Distribution, circulation and fulfillment	—	62,054	35,843	—	97,897
Editorial	—	29,294	5,385	—	34,679
Other general expenses	29	20,808	47,542	(3,982)	64,397
Corporate administrative expenses (including non-cash compensation)	13,366	48	3,060	—	16,474
Depreciation of property and equipment	689	9,710	4,214	—	14,613
Amortization of intangible assets and other	—	3,047	3,052	—	6,099
Provision for severance, closures and restructuring related costs	7	1,869	40	—	1,916
Loss on sale of businesses and other, net	—	28	—	—	28
Operating income (loss)	(14,091)	91,703	(27,291)	—	50,321
Other income (expense):
Interest expense	(63,608)	(665)	11,992	—	(52,281)
Amortization of deferred financing costs	—	(1,257)	(59)	—	(1,316)
Intercompany management fees and interest	74,414	(71,460)	(2,954)	—	—
Other income (expense), net	1,567	(1,095)	(157)	—	315
Income (loss) from continuing operations before provision for income taxes	(1,718)	17,226	(18,469)	—	(2,961)
Provision for income taxes	(1,559)	(420)	(149)	—	(2,128)
Equity in earnings of subsidiaries	16,188	—	—	(16,188)	—
Income (loss) from continuing operations	12,911	16,806	(18,618)	(16,188)	(5,089)
Discontinued operations, net of tax	(7,416)	18,345	(15)	—	10,914
Cumulative effect of change in accounting principle	352	—	(330)	—	22
Net income (loss)	$5,847	$35,151	$(18,963)	$(16,188)	$5,847

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30, 2006
(dollars in thousands)

					Primedia Inc.
		Guarantor	Non-Guarantor		and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$5,847	$35,151	$(18,963)	$(16,188)	$5,847
Cumulative effect of change in accounting principle	(352)	—	330	—	(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(86,586)	73,036	(1,710)	16,188	928
Changes in operating assets and liabilities	(3,699)	18,750	(11,430)	—	3,621
Net cash (used in) provided by operating activities	(84,790)	126,937	(31,773)	—	10,374
Investing activities:
Additions to property, equipment and other, net	(124)	(7,283)	(3,360)	—	(10,767)
Proceeds from sales of businesses and other	—	17,342	(342)	—	17,000
Payments for businesses acquired, net of cash acquired	(140)	(5,962)	(9,711)	—	(15,813)
Net cash (used in) provided by investing activities	(264)	4,097	(13,413)	—	(9,580)
Financing activities:
Intercompany activity	87,465	(130,019)	42,554	—	—
Borrowings under credit agreements	202,500	—	—	—	202,500
Repayments of borrowings under credit agreements	(142,500)	—	—	—	(142,500)
Payments for repurchases of senior notes	(62,094)	—	—	—	(62,094)
Proceeds from issuances of common stock	265	—	—	—	265
Capital lease payments	(786)	(1,221)	128	—	(1,879)
Other	—	(108)	—	—	(108)
Net cash provided by (used in) financing activities	84,850	(131,348)	42,682	—	(3,816)
Decrease in cash and cash equivalents	(204)	(314)	(2,504)	—	(3,022)
Cash and cash equivalents, beginning of period	321	4,182	2,752	—	7,255
Cash and cash equivalents, end of period	$117	$3,868	$248	$—	$4,233

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

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Six Months Ended June 30, 2005
(dollars in thousands)

					Primedia Inc.
		Guarantor	Non-Guarantor		and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net:	$—	$424,512	$79,550	$(14,021)	$490,041
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation of property and equipment)	—	98,674	5,794	—	104,468
Marketing and selling	—	86,485	9,750	—	96,235
Distribution, circulation and fulfillment	—	60,125	33,375	—	93,500
Editorial	—	31,624	2,936	—	34,560
Other general expenses	25	36,259	41,260	(14,021)	63,523
Corporate administrative expenses (including non-cash compensation)	13,343	—	2,700	—	16,043
Depreciation of property and equipment	1,365	10,363	1,403	—	13,131
Amortization of intangible assets and other	—	2,753	1,901	—	4,654
Provision for severance, closures and restructuring related costs	(669)	1,878	91	—	1,300
Operating income (loss)	(14,064)	96,351	(19,660)	—	62,627
Other income (expense):
Interest expense	(65,154)	(636)	(36)	—	(65,826)
Interest on shares subject to mandatory redemption	(17,354)	—	—	—	(17,354)
Amortization of deferred financing costs	(566)	(1,754)	(198)	—	(2,518)
Intercompany management fees and interest	76,147	(69,006)	(7,141)	—	—
Other income (expense), net	(3,586)	(593)	1	—	(4,178)
Income (loss) from continuing operations before provision for income taxes	(24,577)	24,362	(27,034)	—	(27,249)
Provision for income taxes	(5,597)	(149)	(5)	—	(5,751)
Equity in earnings of subsidiaries	401,465	—	—	(401,465)	—
Income (loss) from continuing operations	371,291	24,213	(27,039)	(401,465)	(33,000)
Discontinued operations, net of tax	(767)	403,389	902	—	403,524
Net income (loss)	$370,524	$427,602	$(26,137)	$(401,465)	$370,524

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	Primedia Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$370,524	$427,602	$(26,137)	$(401,465)	$370,524
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(461,380)	(288,491)	7,334	401,465	(341,072)
Changes in operating assets and liabilities	(23,385)	(15,557)	(16,628)	—	(55,570)
Net cash provided by (used in) operating activities	(114,241)	123,554	(35,431)	—	(26,118)
Investing activities:
Additions to property, equipment and other, net	(127)	(9,763)	(3,615)	—	(13,505)
Proceeds from sales of businesses and other	—	410,000	21,306	—	431,306
Payments for businesses acquired, net of cash acquired	—	(1,541)	(25,420)	—	(26,961)
Net cash (used in) provided by investing activities	(127)	398,696	(7,729)	—	390,840
Financing activities:
Intercompany activity	480,017	(523,926)	43,909	—
Borrowings under credit agreements	196,150	—	—	—	196,150
Repayments of borrowings under credit agreements	(219,136)	—	—	—	(219,136)
Payments for repurchases of senior notes	(81,017)	—	—	—	(81,017)
Proceeds from issuances of common stock, net	1,320	—	—	—	1,320
Redemption of Series D and F Exchangeable Preferred Stock	(264,494)	—	—	—	(264,494)
Deferred financing costs paid	—	(50)	(12)	—	(62)
Capital lease payments	(964)	(1,574)	(159)	—	(2,697)
Other	—	(101)	—	—	(101)
Net cash provided by (used in) financing activities	111,876	(525,651)	43,738	—	(370,037)
(Decrease) increase in cash and cash equivalents	(2,492)	(3,401)	578	—	(5,315)
Cash and cash equivalents, beginning of period	3,495	9,480	25	—	13,000
Cash and cash equivalents, end of period	$1,003	$6,079	$603	$—	$7,685

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

Background

Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. Since 2000, the Company has been opportunistically divesting selective properties in order to better focus on its core businesses and to reduce debt and shares subject to mandatory redemption while focusing on investing in organic growth and primarily making only small acquisitions which accelerate organic growth, particularly related to the Internet. The Company has been positioning itself as a highly focused targeted media company which is investing in its businesses to drive growth.

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

Business Trends

The Company is currently facing difficult market conditions, specifically in magazine advertising and circulation. Additionally, recent high levels of condominium conversions coupled with lower mortgage rates are spurring housing purchases and limiting existing and potential customers for Apartment Guide markets while some markets affected by Hurricane Katrina and other natural disasters experienced decreased vacancy rates and lower advertising spending.

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

Company Explores Separation of its Businesses

In late 2005, the Company announced that its Board of Directors authorized management, along with advisors Goldman Sachs and Lehman Brothers, and counsel Simpson Thacher & Bartlett, to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies. The plan being contemplated would spin-off PRIMEDIA’s Consumer Guides Segment. In furtherance of the exploration of the potential spin-off, the Board of Directors approved the filing of a ruling request with the Internal Revenue Service and a Form 10 with the Securities and Exchange Commission. The IRS ruling request has been filed and it is anticipated that the Form 10 will be filed during the third quarter. Although the Board has taken these additional steps, there has been no final decision on whether to complete the spin-off and there can be no assurances that a spin-off will occur.

Summary of Consolidated Results for the six months ended June 30, 2006

For the six months ended June 30, 2006, revenues were $500,389, up 2.1% as compared to $490,041 in 2005. Revenues increased in the Company’s Enthusiast Media and Consumer Guides segments, by 3.4% and 4.9%, respectively, while revenues decreased in the Education segment by 19.5%. In 2006, Operating Expenses were $424,875, up 4.7% compared to 2005. In 2006, operating income was $50,321 from $62,627 in 2005. Net income was $5,847 in 2006 compared to $370,524 in 2005, the decrease primarily due to the gain on sale of About, Inc. of $378,906 in the first quarter of 2005.

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

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include non-cash compensation, provision for severance, closures and restructuring related costs and (gain)/loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control. Internally, the Company’s chief operating decision maker, its Chairman, President and CEO, and the executive team measure performance primarily based on Segment EBITDA.

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

During the first quarter of 2006, the Company completed the sale of the History group.

Financial results for these divestitures and planned divestitures are reported in discontinued operations on the statements of consolidated operations for all periods presented.

In the first quarter 2006, the Company decided to actively pursue the sale of its Films Media Group (“FMG’’)  included in the Education Segment. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect FMG’s financial potential and as a result, decided to hold and continue to operate FMG. In addition, the Company hired new management to operate FMG. Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented and are included in the Education Segment results.

Segment Data

The following table presents the results of the Company’s three operating segments and Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net:
Enthusiast Media	$157,706	$157,849	$307,834	$297,854
Consumer Guides	81,283	79,471	162,685	155,119
Education	14,516	18,352	29,985	37,235
Intersegment Eliminations	(38)	(70)	(115)	(167)
Total	$253,467	$255,602	$500,389	$490,041
Segment EBITDA: (1)
Enthusiast Media	$32,635	$35,115	$53,682	$55,917
Consumer Guides	18,175	17,912	35,910	36,155
Education	(522)	3,105	(111)	5,708
Corporate Overhead	(7,524)	(7,136)	(13,967)	(13,664)
Total Segment EBITDA	$42,764	$48,996	$75,514	$84,116
Depreciation, amortization and other charges: (2)
Enthusiast Media	$5,991	$4,696	$11,914	$9,231
Consumer Guides	3,965	2,707	7,093	5,254
Education	2,047	1,958	3,002	3,904
Corporate overhead	1,929	1,317	3,184	3,100
	$13,932	$10,678	$25,193	$21,489
Operating income (loss):
Enthusiast Media	$26,644	$30,419	$41,768	$46,686
Consumer Guides	14,210	15,205	28,817	30,901
Education	(2,569)	1,147	(3,113)	1,804
Corporate	(9,453)	(8,453)	(17,151)	(16,764)
Total	$28,832	$38,318	$50,321	$62,627
Other income (expense):
Interest expense (3)	(21,457)	(32,705)	(52,281)	(65,826)
Interest on shares subject to mandatory redemption (4)	—	(6,409)	—	(17,354)
Amortization of deferred financing costs	(657)	(1,184)	(1,316)	(2,518)
Other income (expense), net	164	(4,840)	315	(4,178)
Income (loss) from continuing operations before provision for income taxes	6,882	(6,820)	(2,961)	(27,249)
Provision for income taxes	(3,277)	(2,104)	(2,128)	(5,751)
Discontinued operations (5)	(5,720)	13,935	10,914	403,524
Cumulative effect of change in accounting principle (from the adoption of SFAS 123(R))	—	—	22	—
Net income (loss)	$(2,115)	$5,011	$5,847	$370,524

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below).

(2)          Other charges include non-cash compensation, provision for severance, closures and restructuring related costs and loss on sale of businesses and other, net.

(3)          Interest expense for the three and six months ended June 30, 2006 was reduced by $11,059 and $12,041, respectively, due to the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition.

(4)          During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000).

(5)          Discontinued operations include gain/(loss) on sale of businesses, net of $(40) and $(716) for the three months ended June 30, 2006 and 2005, respectively, and $13,668 and $382,462 for the six months ended June 30, 2006 and 2005, respectively .

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Consolidated Results:

Revenues, Net

Consolidated revenues were $253,467 in the three months ended June 30, 2006 compared to $255,602 in the same period of 2005:

	Three Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$161,795	$167,468	(3.4)%
Circulation	50,328	51,237	(1.8)%
Other	41,344	36,897	12.1%
Total	$253,467	$255,602	(0.8)%

Advertising revenues decreased by $5,673 in the second quarter of 2006 compared to 2005 due to decreases of $4,102 and $3,460 in the Enthusiast Media and Education segments, respectively, partially offset by an increase of $1,889 in the Consumer Guides segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $909 in 2006 due to continued weakness in single copy sales. Other revenues, including distribution and non-print revenues, increased $4,447 in 2006 compared to 2005, primarily due to an increase in the Enthusiast Media segment of $4,900. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $28,832 in 2006 compared to $38,318 in 2005. The decrease in operating income in 2006 primarily resulted from increased operating expenses due to significant investments made in new publications and in increased distribution capacity at Consumer Guides, as well as increased paper and postage expenses.

Net Income (Loss)

The Company had net income (loss) of $(2,115) in the three months ended June 30, 2006 compared to $5,011 in 2005.

Interest expense decreased to $21,457 in 2006 from $32,705 in 2005. The reduction in interest expense of $11,059 is due to the decrease in the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition. Excluding this reduction, the Company’s interest expense in 2006 was flat versus prior year, due to lower average debt levels offset by higher interest rates.

Interest on shares subject to mandatory redemption was $0 and $6,409 for the three months ended June 30, 2006 and 2005, respectively, as the Company redeemed all of its outstanding shares subject to mandatory redemption during 2005.

Segment Results:

Enthusiast Media Segment (Includes Automotive, Outdoors and Other groups)

Revenues, Net

Enthusiast Media revenues were $157,706 or  62.2% and $157,849 or 61.8% of the Company’s consolidated revenues for the three months ended June 30, 2006 and 2005, respectively. Enthusiast Media revenues decreased $143 or 0.1% in the second quarter of 2006 compared to the same period of 2005 as follows:

	Three Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$88,601	$92,703	(4.4)%
Circulation	50,328	51,237	(1.8)%
Other	18,739	13,839	35.4%
Intersegment revenues	38	70
Total	$157,706	$157,849	(0.1)%

Enthusiast Media’s advertising revenue decline this quarter primarily reflects continued challenges in the International Auto Group and in the smaller publication groups. Growth in other revenue reflects continued success in expanding the Segment’s non-print businesses, driven primarily by the acquisitions of Automotive.com and Equine.com, partially offset by declines in licensing. Automotive.com continues to make progress as auto dealers seek increased car sale leads. Equine.com is tracking well to generate additional synergies from its proprietary technology and unique marketing tools.

Automotive: The Automotive Group grew 1.4% in the second quarter. This revenue growth is primarily due to the acquisition of Automotive.com, organic growth of PRIMEDIA’s Automotive Digital Network, Automobile magazine’s performance, and growth in television and radio, partially offset by declines in the International and Performance Automotive groups. The International Automotive Group’s underlying market continues to decline, although the revenue grew quarter-over-quarter. During the quarter, the International Automotive Group was restructured, dividing the publications between the Consumer and Performance Automotive Groups to both significantly reduce overhead costs and improve market execution.

U.S. automaker print advertising in the quarter was just 4% of the Segment’s total print advertising revenue. Total automaker print advertising in the quarter was 12% of the Segment’s total, and non-automaker automotive print advertising (aftermarket parts and accessories, as examples) was 56% of the Segment’s total. These percentages reflect little change from last year.

Outdoors: During the quarter, the Company’s Action Sports Group was combined with its Outdoor, Marine, and Equine groups to form PRIMEDIA Outdoors. PRIMEDIA Outdoors grew 1% in the second quarter. Outdoors’ quarter-over-quarter revenue growth was primarily driven by newsstand growth, the acquisition of Equine.com, and organic non-print growth, mostly in television and radio.

Additionally, in the Outdoors group, Petersen’s Hunting, Skateboarder, and Surfing all generated strong results. Non-endemic advertising in the Outdoors group continues to be adversely impacted by automakers’ industry-wide reduction in advertising in publications not primarily targeted to in-market car buyers. Outdoors’ online revenue grew 19% organically during the quarter. PRIMEDIA is currently applying Equine.com’s transactions engine to develop online marketplaces in the marine and shooting categories and anticipates launches before year-end. Television revenue grew 30% in the second quarter as the Outdoors Group continues to aggressively extend its print franchises.

Licensing and Merchandising:   Licensing and Merchandising revenue was down slightly quarter-over-quarter as a result of a difficult environment for the toy business. The group continues to foster creative business development initiatives, collaborating with PRIMEDIA’s Outdoors and Automotive titles. Lowrider-branded merchandise continues to grow its retail presence through branded apparel and product extensions. As a result of strong demand and in-store sales, nearly 4,000 retailers such as Mervyn’s, City Trends, and Wal-Mart, now carry Lowrider-branded toy, apparel and accessories lines. In addition, several product and apparel licensing deals were struck to expand the current product portfolio and create new retail opportunities for the In-Fisherman brand.

The Company continues to execute its growth strategies:

The Company has completed product improvements on 16 magazines thus far in 2006. Except for Automobile Magazine, improvements are in the Performance and International Automotive Groups where newsstand challenges have been greatest. The Company expects to implement over 20 product improvements in total by September 2006. In addition, editorial and art talent upgrades are in progress while surveys and content testing programs are enabling the Company to increase its product’s appeal to consumers.

The Company continues to build multiple online revenue streams, including transactions, lead generation, and online advertising. Online is also generating print subscriptions as magazine subscriber acquisitions via the Company’s websites grew more than  5% in the second quarter compared to last year. Online represented 6.7% of segment revenue in the quarter, up from 2.4% in the prior year.

During the second quarter of 2006, the Company continued to improve circulation performance as a result of product quality improvements implemented prior to 2006. Circulation results are improving as the Company works to improve the ratio of the number of copies sent to newsstands location-by-location (“draw”) to the number sold and adjust the draw for the seasonality of its titles. In the second quarter, PRIMEDIA reduced draw by 3.1 million copies, or 6%, which led to a positive impact on circulation profitability with a minimal loss of sales.

At the same time, the Company is focused on managing costs, particularly when its underlying markets are soft. The cost control effort will assist in providing funding for the growth strategies.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 7.1% to $32,635 in the second quarter of 2006 from $35,115 in 2005. This decrease resulted primarily from lower print advertising revenues and increases in paper, ink and postage costs, partially offset by growth in non-print revenues and improvements in circulation profitability. As a result, Segment EBITDA margin decreased to 20.7% in 2006 from 22.2% in 2005. In addition, in the second quarter of 2006, the Company recorded $138 as a reduction of compensation expense resulting from the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the CEO of Automotive.com.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Segment EBITDA	$32,635	$35,115
Depreciation of property and equipment	3,741	3,428
Amortization of intangible assets and other	1,878	460
Provision for severance, closures and restructuring related costs	372	808
Operating income	$26,644	$30,419

Operating Income

Operating income was $26,644 for the three months ended June 30, 2006 compared to $30,419 in the same period of 2005, a decrease of $3,775, or 12.4%. This decrease was primarily driven by a decrease in Segment EBITDA as discussed above, and an increase in depreciation and amortization expenses, primarily due to the acquisition of Automotive.com.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentclicks, AmericanHomeGuides.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $81,283 or 32.1% and $79,471 or 31.1% of the Company’s consolidated revenues for the three months ended June 30, 2006 and 2005, respectively. Consumer Guides revenues increased $1,812 or 2.3% in 2006 compared to 2005 as follows:

	Three Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$67,291	$65,402	2.9%
Other	13,992	14,069	(0.5)%
Total	$81,283	$79,471	2.3%

Consumer Guides’ second quarter advertising revenue growth was driven primarily by strong results in the Segment’s New Home Guide division and the expansion of the Segment’s Auto Guide division, offset by the forecasted declines in the Segment’s Apartment Guide division. Other revenue’s slight decline reflects DistribuTech’s optimization of distribution locations that were unprofitable and not critical to Consumer Source’s core guides business.

Apartment Guide, ApartmentGuide.com, RentClicks.com:   The Segment’s largest business, representing 76.6% of advertising revenue, Apartment Guide/ApartmentGuide.com continues to face challenging market conditions in the multi-family housing industry. Total advertising revenue in the quarter declined 6.2%, primarily due to high occupancy rates in several large markets that lost supply to condominium conversions or were impacted by 2005 hurricane activity. Condominium conversions, which reduce existing and potential customers from Apartment Guide markets, continued to negatively impact the business in the second quarter, although the rate of condominium conversions has slowed considerably. While these negative market conditions resulted in reduced advertising revenue for the quarter, the

Apartment Guide brand continued to show its strength as ApartmentGuide.com grew leads by 14% versus the previous quarter. RentClicks performed well in the second quarter, organically growing revenue 53% versus the previous quarter.

New Home Guide, NewHomeGuide.com:   The Segment’s New Home Guide/NewHomeGuide.com business, representing 16.7% of advertising revenue, continued to deliver strong results with total revenue growth of 34% in the quarter. This strong growth reflects New Home Guide continuing to establish itself as one of the most cost-effective and attractive media channels for home builders. The Company is confident that New Home Guide’s value to advertisers, usefulness to home buyers and brokers, current low penetration of builder communities, and strong momentum in its existing markets will allow it to continue to grow even through a softer housing market, especially as developers increase their emphasis on marketing to reduce housing inventory.

Auto Guide, AutoGuide.com:   During the second quarter, the Segment’s Auto Guide business, representing 6.7% of advertising revenue, continued to show strong performance with total revenue growth of 123% in the quarter. This new division now represents an $18 million business based on annualized revenue in the second quarter, and continues to have strong growth potential both within its existing markets and through new market expansion.

DistribuTech: DistribuTech’s revenue decreased by 0.5% in the second quarter. Consumer Guides’ strategy is to continually optimize distribution for its own guides at minimal cost. As a result, in the second quarter the Company reduced its quantity of revenue-generating distribution locations (retail locations in which DistribuTech leases to third parties rack space it does not use for its own products) while increasing its quantity of non-revenue-generating distribution locations, such as street boxes. This shift in the mix of distribution locations took place primarily in markets where DistribuTech had an extremely high share of retail distribution. The net effect of this optimization was reduced Consumer Guides revenue with a positive impact on Consumer Guide profitability. DistribuTech’s strategy to optimize its distribution locations to best meet the distribution needs of the Consumer Source guides has historically and will continue to cause DistribuTech revenue and profitability to fluctuate.

Segment EBITDA

Consumer Guides Segment EBITDA increased $263 or 1.5% in 2006 to $18,175, from $17,912 in 2005. This increase is primarily due to the increase in New Home Guide organic growth and DistribuTech profitability improvements, largely offset by expenses associated with New Home and Auto Guide launches, and the revenue declines in Apartment Guide advertising. Segment EBITDA margin decreased slightly to 22.4% in 2006 from 22.5% in 2005.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Segment EBITDA	$18,175	$17,912
Depreciation of property and equipment	3,050	2,029
Amortization of intangible assets and other	716	678
Non-cash compensation	24	—
Provision for severance, closures and restructuring related costs	147	—
Loss on sale of businesses and other, net	28	—
Operating income	$14,210	$15,205

Operating Income

Operating income decreased $995 or 6.5% in 2006. This decrease was primarily driven by the increase in depreciation and amortization expenses, due to the acquisitions in the fourth quarter 2005 and the first quarter of 2006.

Education Segment (includes Channel One, Films Media Group (“FMG”) and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $14,516 or 5.7% and $18,352 or 7.2% of the Company’s consolidated revenues for 2006 and 2005, respectively. Education revenues decreased $3,836 or 20.9% in 2006 compared to 2005 as follows:

	Three Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$5,903	$9,363	(37.0)%
Other	8,613	8,989	(4.2)%
Total	$14,516	$18,352	(20.9)%

Education advertising revenues, which are generated entirely by Channel One, declined $3,460, or 37.0% in the second quarter of 2006 compared to the second quarter of 2005. Channel One’s decline in advertising revenue is mainly attributable to the ongoing impact of large reductions in advertising from a few advertisers in late 2005 and a decrease in sales from the entertainment category. Channel One’s strategy is to broaden its revenue base beyond traditional advertising through creative sponsorships and the Internet, and to target foundation support for its public affairs programming.

Other revenue was down 4.2% in the second quarter of 2006 and primarily consists of revenue from PRIMEDIA Healthcare and FMG. PRIMEDIA Healthcare’s quarter-over-quarter revenue was down, but it is expected to have a second year of solid growth in its continuing medical education business following from its new strategic direction in 2004. PRIMEDIA Healthcare has already contracted for more revenue in 2006 than in all of 2005. In the first quarter 2006, the Company decided to actively pursue the sale of FMG. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect FMG’s financial potential and as a result, decided to hold and continue to operate FMG.  In addition, the Company hired new management to operate FMG. Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented.

Segment EBITDA

Education Segment EBITDA decreased $3,627 to $(522) for the second quarter of 2006, primarily due to decreased revenue. Segment EBITDA margin decreased to (3.6)% in second quarter 2006 compared to 16.9% in second quarter 2005.

Below is a reconciliation of Education Segment EBITDA to operating income (loss) for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Segment EBITDA	$(522)	$3,105
Depreciation of property and equipment	556	733
Amortization of intangible assets and other	476	1,225
Provision for severance, closures and restructuring related costs	1,015	—
Operating income (loss)	$(2,569)	$1,147

Operating Income (Loss)

Education segment operating income (loss) for the second quarter of 2006 was $(2,569) compared to $1,147 in 2005. This loss was primarily due to the decrease in Segment EBITDA resulting from lower revenues.

Corporate

Corporate Administrative expenses

Corporate administrative expenses were $7,524 for the second quarter of 2006, up from $7,136 in the same period of 2005, primarily due to reduced compensation expense resulting from headcount reductions, offset by onetime professional fees incurred related to the exploration of the separation of the Company’s businesses via a tax-free spin-off and to a New York office consolidation.

Operating Loss

Corporate operating loss was $9,453 for the second quarter of 2006, up 11.8% compared to $8,453 for the second quarter of 2005. The increase was mainly due to the increase in corporate administrative expenses as discussed above, as well as an increase in depreciation expense in the second quarter of 2006.

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

Discontinued operations of the Enthusiast Media segment for the three months ended June 30, 2006 and 2005 include revenue of $15,787 and $20,855, respectively, operating income of $4,258 and $4,880, respectively, and loss on sale of businesses, net of tax, of $40 and $0, respectively.

Education

The Company discontinued the operations of its Software on Demand division during 2005. Additionally, the Company completed the sale of its Workplace Learning division in 2005, excluding PRIMEDIA Healthcare.  In the first quarter 2006, the Company decided to actively pursue the sale of FMG. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect FMG’s financial potential and as a result, decided to hold and continue to operate FMG. In addition, the Company hired new management to operate FMG. Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented.

Discontinued operations of the Education segment for the three months ended June 30, 2005 include operating loss of $1,154. For the three months ended June 30, 2005, discontinued operations include a loss on sale of business, net of tax, of $740 related to the sale of the Company’s Workplace Learning division.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $63,139 are included in discontinued operations for the three months ended June 30, 2005. Also included is operating income of $11,250, and a gain on sale of business, net of tax, of $24 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Consolidated Results:

Revenues, Net

Consolidated revenues were $500,389 in the six months ended June 30, 2006 compared to $490,041 in the same period of 2005:

	Six Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$315,926	$318,345	(0.8)%
Circulation	99,333	100,605	(1.3)%
Other	85,130	71,091	19.7%
Total	$500,389	$490,041	2.1%

Advertising revenues decreased by $2,419 in the six months ended June 30, 2006 compared to 2005 due to decreases of $2,906 and $6,177 in the Enthusiast Media and Education segments, respectively, partially offset by an increase of $6,664 in the Consumer Guides segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $1,272 in 2006 due to continued weakness in single copy sales. Other revenues, including distribution and non-print revenues, increased $14,039 in 2006 compared to 2005, primarily due to an increase in the Enthusiast Media segment of $14,187, primarily due to the acquisition of Automotive.com in the fourth quarter of 2005. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $50,321 for the six months ended June 30, 2006 compared to $62,627 for the same period of 2005. The decrease in operating income in 2006 primarily resulted from increased operating expenses due to significant investments made in new publications and in increased distribution capacity at Consumer Guides, as well as increased paper, ink and postage costs at Enthusiast Media.

Net Income

The Company had net income of $5,847 in the six months ended June 30, 2006 compared to $370,524 in the same period of 2005. The decrease in net income was primarily due to the net gain of $378,906 from the sale of About in the first quarter of 2005.

Interest expense was $52,281 in the six months ended June 30, 2006 down from $65,826 in the same period of 2005. In the six months ended June 30, 2006, the Company recorded $12,041 as a reduction to interest expense for the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition. Excluding this reduction, the Company’s interest expense in 2006 decreased, due to lower average debt levels, partially offset by higher interest rates.

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

In the first quarter of 2006, the Company completed the sale of the History group.

In accordance with SFAS 144, the financial results of all of these operations have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented. For the six months ended June 30, 2006 and 2005, discontinued operations include a net gain on sale of businesses of $13,668 and $382,462, respectively.

In the first quarter 2006, the Company decided to actively pursue the sale of FMG included in the ducation Segment. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect FMG’s financial potential and as a result, decided to hold and continue to operate FMG. In addition, the Company hired new management to operate FMG. Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented and are included in the Education Segment results.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Prior to the adoption of this statement, the Company expensed the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with the provisions of SFAS 123 adopted on January 1, 2003 using the prospective method. Upon adoption of SFAS 123(R), the Company is also required to expense the fair value of any awards that were granted prior to January 1, 2003 and were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle, as required by SFAS 123(R), was $22, included in the six months ended June 30, 2006.

Segment Results:

Enthusiast Media Segment (Includes Automotive, Outdoors, and Other groups)

Revenues, Net

Enthusiast Media revenues were $307,834 or 61.5% and $297,854 or 60.8% of the Company’s consolidated revenues for the six months ended June 30, 2006 and 2005, respectively. Enthusiast Media revenues increased $9,980 or 3.4% in the the six months ended June 30, 2006 compared to the same period of 2005 as follows:

	Six Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$168,201	$171,107	(1.7)%
Circulation	99,333	100,605	(1.3)%
Other	40,185	25,998	54.6%
Intersegment revenues	115	144
Total	$307,834	$297,854	3.4%

Enthusiast Media’s advertising revenue decline primarily reflects continued challenges in the International Auto Group and in the smaller publication groups. Growth in other revenue reflects continued success in expanding the Segment’s non-print businesses, driven primarily by the acquisitions of Automotive.com and Equine.com. Automotive.com continues to make substantial progress as auto dealers seek increased car sale leads. Equine.com is tracking well to generate additional synergies from its proprietary technology and unique marketing tools.

Automotive: The Automotive Group grew 5.6% in the first half of 2006. This revenue growth is primarily due to the acquisition of Automotive.com, organic growth of PRIMEDIA’s Automotive Digital Network, Automobile magazine’s performance, and growth in television and radio, partially offset by declines in the International and Performance Automotive groups. During the first half of 2006, the International Automotive Group was restructured, dividing the publications between the Consumer and Performance Automotive Groups to both significantly reduce overhead costs and improve market execution.

The Company has implemented significant product improvements on 16 magazines thus far in 2006. The majority of these improvements have been made in the Performance and International Automotive groups, where challenges have been greatest. The early results of the redesigns are positive as the total newsstand units on the 16 titles have increased by over 5% versus the average sales in the six months prior to the redesigns. This growth rate compares favorably with low single-digit declines over the same time period in the publications that were not redesigned. In addition, almost 40% of the units sold are at a higher cover price than prior to the redesign. Advertising revenue trends were over 20% higher on the redesigned titles than on the rest of the portfolio. This advertising gap includes a surge in advertiser enthusiasm for redesigned publications’ first issues, and is expected to continue at a somewhat lower level over time. The 16 publications that have been redesigned represent approximately 20% of total Enthusiast media print revenue.

U.S. automaker print advertising in the first half of 2006 was just 4% of the Segment’s total print advertising revenue. Total automaker print advertising in the first half of 2006 was 12% of the Segment’s total, and non-automaker automotive print advertising (aftermarket parts and accessories, as examples) was 53% of the Segment’s total. These percentages reflect little change from last year.

Outdoors: During the first half of 2006, the Company’s Action Sports Group was combined with its Outdoor, Marine, and Equine groups to form PRIMEDIA Outdoors. PRIMEDIA Outdoors grew 0.8%  in the first half of 2006. Additionally, in the Outdoors group, Petersen’s Hunting, Skateboarder, and Surfing all generated strong results. Non-endemic advertising in the Outdoors group continues to be adversely impacted by automakers’ industry-wide reduction in advertising in publications not primarily targeted to in-market car buyers. Outdoors’ online revenue grew 18% organically in the first half of 2006. PRIMEDIA is currently applying Equine.com’s transactions engine to develop online marketplaces in the marine and shooting categories and anticipates launches before year-end. Television revenue grew 19%  in the first half of 2006 as the Outdoors Group continues to aggressively extend its print franchises.

Licensing and Merchandising:   Licensing and Merchandising revenue was down year-over-year as a result of a difficult environment for the toy business. The group continues to foster creative business development initiatives, collaborating with PRIMEDIA’s Outdoors and Automotive titles. Lowrider-branded merchandise continues to grow its retail presence through branded apparel and product extensions. As result of strong demand and in-store sales, nearly 4,000 retailers such as Mervyn’s, City Trends, and Wal-Mart, now carry Lowrider-branded toy, apparel and accessories lines. In addition, several product and apparel licensing deals were struck to expand the current product portfolio and create new retail opportunities for the In-Fisherman brand.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 4% to $53,682 in the six months ended June 30, 2006 from $55,917 in the same period of 2005. This decrease resulted primarily from lower print advertising revenues and increases in paper, ink and postage costs, partially offset by growth in non-print revenues and improvements in circulation profitability. In addition, in the the six months ended June 30, 2006, the Company recorded $481 of compensation expense resulting from the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the CEO of Automotive.com. As a result, Segment EBITDA margin decreased to 17.4% for the six months ended June 30, 2006 from 18.8% for the same period of 2005.

Below is a reconciliation of Enthusiast Media Segment EBITDA to operating income for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Segment EBITDA	$53,682	$55,917
Depreciation of property and equipment	7,533	6,342
Amortization of intangible assets and other	3,756	920
Provision for severance, closures and restructuring related costs	625	1,969
Operating income	$41,768	$46,686

Operating Income

Operating income was $41,768 for the six months ended June 30, 2006 compared to $46,686 for the same period of 2005, a decrease of $4,918, or 10.5%. This decrease was primarily driven by a decrease in Segment EBITDA as discussed above, as well as increased depreciation and amortization expenses, primarily due to the acquisition of Automotive.com, partially offset by a decrease in the provision for severance, closures and restructuring related costs.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentclicks, AmericanHomeGuides.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $162,685, or 32.5% and $155,118, or 31.7% of the Company’s consolidated revenues for the six months ended June 30, 2006 and 2005, respectively. Consumer Guides revenues increased $7,567,or 4.9% in the six months ended June 30, 2006 compared to the same period of 2005, as follows:

	Six Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$134,383	$127,719	5.2%
Other	28,302	27,399	3.3%
Total	$162,685	$155,118	4.9%

Consumer Guides’ advertising revenue growth was driven primarily by strong results in the Segment’s New Home Guide division and the expansion of the Segment’s Auto Guide division, offset by the forecasted declines in the Segment’s Apartment Guide division. Other revenue increased 3.3% as the DistribuTech division increased its utilization of retail distribution programs throughout the country.

Apartment Guide, ApartmentGuide.com, RentClicks.com: The Segment’s largest business, Apartment Guide/ ApartmentGuide.com, continues to face challenging market conditions in the multi-family housing industry. Advertising revenue declined 5.4% in the first half of 2006, primarily due to high occupancy rates in several large markets that lost supply to condominium conversions or were impacted by 2005 hurricane activity. Condominium conversions, which reduce existing and potential customers from Apartment Guide markets, continued to negatively impact the business in the first half of 2006, although the rate of condominium conversions has slowed considerably. While these negative market conditions resulted in reduced advertising revenue for the first half of 2006, the Apartment Guide brand continued to show its strength as ApartmentGuide.com grew leads by 3.3% versus 2005. RentClicks was acquired in the first quarter of 2006, and performed well with revenue of $2,355 in the first half of 2006.

New Home Guide, NewHomeGuide.com: The Segment’s New Home Guide/NewHomeGuide.com business continued to deliver strong results in the first half of 2006. This reflects New Home Guide continuing to establish itself as one of the most cost-effective and attractive media channels for home builders. The Company is confident that New Home Guide’s value to advertisers, usefulness to home buyers and brokers, current low penetration of builder communities, and strong momentum in its existing markets will allow it to continue to grow through a softer housing market, especially as developers increase their emphasis on marketing to reduce housing inventory.

Auto Guide, AutoGuide.com: During the first half of 2006, the Segment’s Auto Guide business continued to show strong growth with revenue growth of 169% in the first half of 2006. This new division now represents an $18 million business based on annualized revenue in the second quarter, and continues to have strong growth potential both within its existing markets and through new market expansion.

DistribuTech: DistribuTech’s revenue increased by 3.3% in the first half of 2006. Consumer Guides’ strategy is to continually optimize distribution for its own guides at minimal cost. As a result, in the second quarter the Company reduced its quantity of revenue-generating distribution locations (retail locations in which DistribuTech leases to third parties rack space it does not use for its own products) while increasing its quantity of non-revenue-generating distribution locations, such as street boxes. This shift in the mix of distribution locations took place primarily in markets where DistribuTech had an extremely high share of retail distribution. The net effect of this optimization was reduced Consumer Guides revenue with a positive impact on Consumer Guide profitability. DistribuTech’s strategy to optimize its distribution locations to best meet the distribution needs of the Consumer Source guides has historically and will continue to cause DistribuTech revenue and profitability to fluctuate.

Segment EBITDA

Consumer Guides Segment EBITDA decreased $245, or 0.7% in the six months ended June 30, 2006 from $36,155 in the same period of 2005. The slight decrease in EBITDA is primarily due to increases in operating costs of approximately 6.6% over prior year, due to the acquisitions in 2005 and early 2006.

Below is a reconciliation of Consumer Guides Segment EBITDA to operating income for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Segment EBITDA	$35,910	$36,155
Depreciation of property and equipment	5,353	3,965
Amortization of intangible assets and other	1,394	1,289
Non-cash compensation	49	—
Provision for severance, closures and restructuring related costs	269	—
Loss on sale of businesses and other, net	28	—
Operating income	$28,817	$30,901

Operating Income

Operating income decreased $2,084 or 6.8% in the six months ended June 30, 2006 from the same period of 2005. This decrease was primarily driven by the slight decline in Segment EBITDA, coupled with increased depreciation and amortization expenses due to the acquisitions in 2005 and early 2006, as well as increased charges for provision for severance, closures and restructuring related costs.

Education Segment (includes Channel One, Films Media Group (“FMG”) and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $29,985 or 6.0% and $37,236 or 7.6% of the Company’s consolidated revenues for the six months ended June 30, 2006 and 2005, respectively. Education revenues decreased $7,251 or 19.5% in the six months ended June 30, 2006 compared to the same period of 2005 as follows:

	Six Months Ended June 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$13,342	$19,519	(31.6)%
Other	16,643	17,694	(5.9)%
Intersegment revenues	—	23
Total	$29,985	$37,236	(19.5)%

Education advertising revenues, which are generated entirely by Channel One, declined $6,177, or 31.6% in the the six months ended June 30, 2006 compared to the same period of 2005. Channel One’s decline in advertising revenue is mainly attributable to the ongoing impact of large reductions in advertising from a few advertisers in late 2005 and a decrease in sales from the entertainment category. Channel One’s strategy is to broaden its revenue base beyond traditional advertising through creative sponsorships and the Internet, and to target organizational support for its public affairs programming.

Other revenue was down 5.9% in the first half of 2006 and primarily consists of revenue from PRIMEDIA Healthcare and FMG. PRIMEDIA Healthcare’s revenue increased 4% in the first half of 2006, due to management changes made and new strategic initiatives launched in late 2004. PRIMEDIA Healthcare has already contracted for more revenue in 2006 than in all of 2005. This increase was offset by a decrease in FMG’s revenue by 8.2% in the first half of 2006, due to lower direct mail revenues during 2006. In the first quarter 2006, the Company decided to actively pursue the sale of FMG. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect FMG’s financial potential and as a result, decided to hold and continue to operate FMG. In addition, the Company hired new management to operate FMG. Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented.

Segment EBITDA

Education Segment EBITDA decreased $5,819 to $(111) for the the six months ended June 30, 2006 compared to the same period of 2005.

Below is a reconciliation of Education Segment EBITDA to operating income (loss) for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Segment EBITDA	$(111)	$5,708
Depreciation of property and equipment	1,038	1,459
Amortization of intangible assets and other	949	2,445
Provision for severance, closures and restructuring related costs	1,015	—
Operating income (loss)	$(3,113)	$1,804

Operating Income (Loss)

Education segment operating income (loss) for the the six months ended June 30, 2006 was $(3,113) compared to $1,804 in the same period of 2005. This decrease was primarily due to the decrease in Segment EBITDA primarily resulting from lower revenues as discussed above.

Corporate

Corporate Administrative expenses

Corporate administrative expenses were $13,967 for the the six months ended June 30, 2006, flat compared to $13,664 for the the six months ended June 30, 2005, primarily due to reduced compensation expense resulting from headcount reductions, offset by one-time professional fees incurred related to the exploration of the separation of the Company’s businesses via a tax-free spin-off, and to a New York office consolidation.

Operating Loss

Corporate operating loss was $17,151 for the the six months ended June 30, 2006, up 2.3% compared to $16,764 for the the six months ended June 30, 2005. The increase was mainly due to an increase in corporate administrative expenses.

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

Discontinued operations of the Enthusiast Media segment for the six months ended June 30, 2006 and 2005 include revenue of $29,884 and $45,746, respectively, operating income of $18,873 and $388,173, respectively, and gain on sale of businesses, net of tax, of $13,668 and $378,907, respectively.

Education

The Company discontinued the operations of its Software on Demand division during 2005. Additionally, the Company completed the sale of its Workplace Learning division in 2005, excluding PRIMEDIA Healthcare. In the first quarter 2006, the Company decided to actively pursue the sale of FMG. The operations of FMG were classified as discontinued operations for all periods presented. Subsequently, the Company actively solicited, but ultimately did not receive any reasonable offers to purchase FMG. The Company concluded that the offers did not reflect FMG’s financial potential and as a result, decided to hold and continue to operate FMG. In addition, the Company hired new management to operate FMG.  Consequently, in the second quarter of 2006, the operations of FMG have been reclassified to continuing operations for all periods presented.

Discontinued operations of the Education segment for the six months ended June 30, 2006 and 2005 include revenue of $0 and $9,367, respectively, and operating income of $13 and $2,980, respectively. For the six months ended June 30, 2005, discontinued operations include a gain on sale of business, net of tax, of $3,557 related to the sale of Workplace Learning’s Bankers Training Division.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $116,543 are included in discontinued operations for the six months ended June 30, 2005. Also included is operating income of $14,503, and a loss on sale of business, net of tax, of $2 for the six months ended June 30, 2005.

Liquidity, Capital and Other Resources

As of June 30, 2006, the Company had cash and unused credit facilities of $181,695, as further detailed below under “Financing Arrangements”, compared to $250,889 as of December 31, 2005. The Company’s asset sales, debt redemption and investment in organic growth have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures for the remainder of 2006 and for the foreseeable future. The Company has no significant required debt repayments until 2010.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was a deficit of $24,961 at June 30, 2006 compared to a working capital deficit of $22,032 at December 31, 2005.

Cash Flow—2006 Compared to 2005

Net cash provided by (used in) operating activities increased $36,492, to $10,374 in 2006, from $(26,118) in 2005. This change is primarily due to lower debt service and improved working capital management, partially offset by decreased Segment EBITDA. For purposes of calculating net cash provided by operating activities, discontinued operations are included until sold or shut down. Hence, the results of the Business Information segment, About, PRIMEDIA Workplace Learning’s Bankers Training

division and the remainder of PWPL were included in this calculation for the first two quarters of 2005 but not in the first two quarters of 2006 as these units were sold during 2005.

Net cash (used in) provided by investing activities decreased to $(9,580) from $390,840 for the first half of 2006 and 2005, respectively. The primary reason for the decrease is the reduced proceeds from sales of businesses in the first half of 2006 versus 2005. Proceeds were $17,000 in 2006 versus $431,306 in 2005.

Net cash used in financing activities was $3,816 for the first half of 2006, compared to $370,037 for the first half of 2005. The primary reason for the decrease is the redemption of Series D and F exchangeable preferred stock in the second quarter of 2005.

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in) operating activities	$10,374	$(26,118)
Additions to property, equipment and other, net	(10,767)	(13,505)
Capital lease payments	(1,879)	(2,697)
Free Cash Flow	$(2,272)	$(42,320)
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$64,718	$68,740
Cash interest paid on shares subject to mandatory redemption(1)	$—	$23,735
Cash taxes paid, net of refunds received	$4,740	$232
Cash paid for severance, closures and restructuring related costs	$2,715	$5,986

(1)       During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000).

The Company’s Free Cash Flow improved in 2006 primarily due to lower debt service and improved working capital management, partially offset by decreased Segment EBITDA.

Financing Arrangements

Bank Credit Facilities

The bank credit facilities consisted of the following as of June 30, 2006:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$495,000	$771,795
Borrowings Outstanding	(78,000)	(495,000)	(573,000)
Letters of Credit Outstanding	(21,332)	—	(21,332)
Unused Bank Commitments	$177,463	$—	$177,463

The term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. At June 30, 2006, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 7.3%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. For the six months ended June 30, 2006, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $118,627 in 2007 and a final reduction of $158,168 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans. Remaining aggregate term loan payments under the bank credit facilities are $5,000 in 2007 through 2012 and $465,000 in 2013.

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

Senior Notes and Senior Note Redemptions

8 7/8 Senior Notes.   In the first quarter of 2006, the Company repurchased $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. As a result, the Company recorded a gain of $54 net of the write-off of unamortized deferred financing costs and bond discount. In the second quarter of 2006, the Company repurchased $56,615 principal amount of its 8 7/8% Senior Notes for $55,262 plus $398 of accrued interest, recording a gain of $282 net of the write-off of unamortized deferred financing costs and bond discount.  Gains of $54 and $282 are included in the other income, net line on the accompanying condensed statements of consolidated operations for the three and six months ended June 30, 2006, respectively.

Contractual Obligations

There are no required significant debt repayments until 2010. The following are certain contractual obligations of the Company as of June 30, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,456,262	$2,500	$88,000	$185,000	$1,180,762
Interest on long-term debt obligations(1)	719,588	117,475	232,382	212,439	157,292
Capital lease obligations	3,555	1,366	1,327	862	—
Fair value of forward agreement (2)	12,450	—	12,450	—	—
Interest on capital lease obligations	508	225	225	58	—
Operating lease obligations(3)	202,760	43,844	62,780	36,746	59,390
Workplace Learning lease obligations (4)	15,584	4,999	3,893	3,162	3,530
Total Contractual Obligations	$2,410,707	$170,409	$401,057	$438,267	$1,400,974

(1)          Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)          Present value of expected future payments related to the acquisition of Automotive.com.

(3)          Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $67,233 as of June 30, 2006.

(4)          Present value of expected future payments related to Workplace Learning lease obligatioins, exclusive of a third party guarantee for up to $10,000 to be applied to the Company’s secondary liability . See Contingencies below for further detail.

The Company had $78,000 of borrowings outstanding at June 30, 2006 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility matures in 2008, and the term loan B matures in 2013. Assuming this balance remains constant until the end of the term, and application of the Company’s projected interest rates, total interest payments related to the revolver under our bank credit facility are estimated to be $12,280 for the periods presented in the above table. These interest payments are not included in the above table.

The Company has other commitments in the form of letters of credit of $21,332 aggregate face value which expire on or before June 30, 2007.

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income:

	For the Three Months Ended June 30, 2006	For the Twelve Months Ended June 30, 2006
EBITDA of the Restricted Group	$58,541	$239,632
EBITDA loss of the Unrestricted Group	(10,927)	(50,682)
Divestiture and other adjustments	(4,850)	(21,376)
Depreciation of property and equipment	(7,674)	(32,959)
Amortization of intangible assets and other	(3,070)	(20,568)
Severance related to separated senior executives	—	(1,775)
Non-cash compensation	(1,619)	(6,222)
Provision for severance, closures and restructuring related costs	(1,541)	(2,432)
(Loss) gain on the sales of businesses and other, net	(28)	181
Operating income	28,832	103,799
Other income (expense):
Interest expense	(21,457)	(116,981)
Interest on shares subject to mandatory redemption	—	(6,849)
Amortization of deferred financing costs	(657)	(3,089)
Other income (expense), net	164	(9,068)
Income (loss) from continuing operations before provision for income taxes	6,882	(32,188)
Provision for income taxes	(3,277)	(2,726)
Income (loss) from continuing operations	3,605	(34,914)
Discontinued operations	(5,720)	234,062
Cumulative effect of change in accounting principle	—	22
Net income (loss)	$(2,115)	$199,170

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended June 30, 2006	For the Twelve Months Ended June 30, 2006
Internet properties	$3,263	$13,600
Traditional turnaround and start-up properties	6,075	31,475
Related overhead and other charges	1,589	5,607
	$10,927	$50,682

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At June 30, 2006, this leverage ratio was approximately 6.18 to 1.0.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the condensed consolidated financial statements of the Company.

In 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities, however, the Company retained a secondary liability regarding the Carrolton, TX building lease and a lease for satellite time. At the time of the sale the Company received a third party guarantee of up to $10,000 against those lease obligations to reimburse the Company for lease payments made.

In 2006, the Company made certain lease payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company determined that it was probable that the Company would be responsible for the lease payments. As a result, as of June 30, 2006, the Company recorded a receivable of $10,000 included in prepaid expenses and other current assets for the amount due from the third party guarantor, and a total liability of $15,584 for the fair value of the future lease payments, net of estimated sublease income, on the accompanying condensed consolidated balance sheet. During the second quarter of 2006, the Company recorded a related provision in discontinued operations of $5,584 and a charge to discontinued operations of $1,643 for the net lease payments made by the Company prior to June 30, 2006.

Critical Accounting Policies and Estimates

During the second quarter of 2006, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In July of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also requires entities to make further disclosures about uncertainties in their income tax position, and to include a rollforward of the tax benefits taken that do not qualify for financial statement recognition. The Company is in the process of assessing the impact of this Interpretation on its financial statements.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during the first half of 2006. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postal rates increased 5.4% in 2006. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA’s ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. The cost of paper continues to moderately increase. The Company’s paper expense increased approximately 1.8% in the second quarter of 2006 compared to 2005. Paper cost represented approximately 9.5% of the Company’s total operating expenses for the second quarter of 2006 and 2005.

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

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2006, there were no significant changes related to the Company’s market risk exposure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)               The Annual Meeting of Stockholders was held May 17, 2006.  As of the April 6, 2006 record date for the meeting, there were 263,888,027 shares issued and outstanding and entitled to vote. At the meeting, 250,396,353 shares were present in person or by proxy, constituting approximately 94.89% of the shares entitled to vote.

b)              At the meeting, directors David Bell, Beverly C. Chell, Meyer Feldberg, Perry Golkin, H. John Greeniaus, Dean B. Nelson and Thomas Uger were elected.

c)               Set forth below is a description of the items that were voted upon at the meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as applicable, as to each such matter and director.

Election of Directors

Seven directors were elected at the meeting and the shares voted and withheld for each director are as follows:

	Number of Shares Voted for	Number of Shares Withheld
David Bell	245,161,727	5,234,626
Beverly C. Chell	231,040,092	19,356,261
Meyer Feldberg	245,213,718	5,182,635
Perry Golkin	229,592,011	20,804,342
H. John Greeniaus	244,891,758	5,504,595
Dean B. Nelson	232,005,149	18,391,204
Thomas Uger	229,570,503	20,825,850

Approval of Independent Auditors

The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2006 was ratified with 247,209,700 votes for, 2,178,460 votes against and 1,008,193 votes abstaining.

Item 6.                        EXHIBITS

(a)           Exhibits

10.1	Consulting Agreement between PRIMEDIA Inc. and Beverly C. Chell, dated as of July 1, 2006 (1)
10.2	Employment Agreement between PRIMEDIA Inc. and Kevin J. Neary, dated May 30, 2006 (1)
31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Kevin J. Neary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Kevin J. Neary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)          Filed herewith.

(1)          Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed June 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA INC.
(Registrant)
Date:	August 8, 2006	/s/ DEAN B. NELSON
(Dean B. Nelson)
Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date:	August 8, 2006	/s/ KEVIN J. NEARY
(Kevin J. Neary)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	August 8, 2006	/s/ ROBERT J. SFORZO
(Robert J. Sforzo)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)