Form 10-Q
period 2006-09-30
PRIMEDIA INC
filed 2006-11-09
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of October 31, 2006: 264,055,370

PRIMEDIA Inc.
INDEX

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$71,832	$7,255
Accounts receivable, net	132,358	134,773
Inventories	16,013	21,212
Prepaid expenses and other	41,520	29,722
Assets of businesses held for sale	—	109,129
Total current assets	261,723	302,091
Property and equipment (net of accumulated depreciation and amortization of $240,150 in 2006 and $226,600 in 2005)	54,603	56,868
Intangible assets, net	224,731	231,404
Goodwill	774,101	763,177
Other non-current assets	33,053	35,928
Total Assets	$1,348,211	$1,389,468
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$49,683	$52,984
Accrued expenses and other	141,554	122,319
Deferred revenues	108,274	107,940
Current maturities of long-term debt	11,325	7,677
Liabilities of businesses held for sale	—	33,203
Total current liabilities	310,836	324,123
Long-term debt	1,370,339	1,456,770
Deferred revenues	13,175	14,447
Deferred income taxes	88,124	87,655
Other non-current liabilities	74,809	78,202
Total Liabilities	1,857,283	1,961,197
Commitments and contingencies (Note 12)
Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at September 30, 2006 and December 31, 2005; 272,497,779 and 272,158,878 shares issued and 264,055,370 and 263,716,469 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	2,725	2,722
Additional paid-in capital (including warrants of $31,690 at September 30, 2006 and December 31, 2005)	2,366,126	2,363,071
Accumulated deficit	(2,802,046)	(2,861,645)
Common stock in treasury, at cost (8,442,409 shares at September 30, 2006 and December 31, 2005)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(509,072)	(571,729)
Total Liabilities and Shareholders’ Deficiency	$1,348,211	$1,389,468

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2006	2005
Revenues, net:
Advertising	$159,754	$159,508
Circulation	51,508	51,446
Other	42,773	35,974
Total revenues, net	254,035	246,928
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	60,050	56,237
Marketing and selling	44,892	46,930
Distribution, circulation and fulfillment	47,621	47,686
Editorial	17,460	17,581
Other general expenses	30,930	30,034
Corporate administrative expenses (including non-cash compensation of $411 and $4,070 in 2006 and 2005, respectively)	6,978	10,362
Depreciation and amortization of property and equipment	7,229	7,049
Amortization of intangible assets and other	3,479	2,645
Provision for severance, closures and restructuring related costs	292	256
Gain on sale of businesses and other, net	—	(80)
Operating income	35,104	28,228
Other income (expense):
Interest expense	(33,574)	(32,440)
Interest on shares subject to mandatory redemption	—	(4,566)
Amortization of deferred financing costs	(630)	(1,042)
Other income (expense), net	787	(2,906)
Income (loss) from continuing operations before provision for income taxes	1,687	(12,726)
Provision for income taxes	(5,009)	(4,090)
Loss from continuing operations	(3,322)	(16,816)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $52,347 and $219,039 in 2006 and 2005, respectively)	57,074	224,570
Net income	$53,752	$207,754
Basic and diluted income (loss) per common share:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	0.21	0.85
Net income	$0.20	$0.79
Basic and diluted common shares outstanding (weighted average)	264,055,370	263,122,384

\

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2006	2005
Revenues, net:
Advertising	$474,786	$476,837
Circulation	149,709	150,742
Other	127,552	106,754
Total revenues, net	752,047	734,333
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	176,788	159,911
Marketing and selling	140,767	142,556
Distribution, circulation and fulfillment	145,062	140,786
Editorial	51,670	51,602
Other general expenses	94,977	93,250
Corporate administrative expenses (including non-cash compensation of $2,948 and $6,474 in 2006 and 2005, respectively)	23,452	26,405
Depreciation and amortization of property and equipment	21,840	20,179
Amortization of intangible assets and other	9,570	7,288
Provision for severance, closures and restructuring related costs	2,208	1,556
Loss (gain) on sale of businesses and other, net	28	(80)
Operating income	85,685	90,880
Other income (expense):
Interest expense	(85,855)	(98,266)
Interest on shares subject to mandatory redemption	—	(21,920)
Amortization of deferred financing costs	(1,946)	(3,560)
Other income (expense), net	1,102	(7,083)
Loss from continuing operations before provision for income taxes	(1,014)	(39,949)
Provision for income taxes	(7,137)	(9,842)
Loss from continuing operations	(8,151)	(49,791)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $66,015 and $601,499 in 2006 and 2005, respectively)	67,728	628,070
Cumulative effect of change in accounting principle (from the adoption of Statement of Financial Accounting Standard No. 123 (R))	22	—
Net income	$59,599	$578,279
Basic and diluted income (loss) per common share:
Continuing operations	$(0.03)	$(0.19)
Discontinued operations	0.26	2.39
Cumulative effect of change in accounting principle	0.00	—
Net income	$0.23	$2.20
Basic and diluted common shares outstanding (weighted average)	263,923,378	262,919,067

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$59,599	$578,279
Cumulative effect of change in accounting principle	(22)	—
Adjustments to reconcile net income to net cash provided by operating activities	(34,202)	(536,705)
Changes in operating assets and liabilities	6,915	(36,936)
Net cash provided by operating activities	32,290	4,638
Investing activities:
Additions to property and equipment	(18,402)	(21,681)
Proceeds from sales of businesses	151,848	816,502
Payments for businesses acquired, net of cash acquired	(20,335)	(27,830)
Proceeds from sale of other investments	1,300	—
Net cash provided by investing activities	114,411	766,991
Financing activities:
Borrowings under credit agreements	250,100	979,709
Repayments of borrowings under credit agreements	(268,100)	(960,616)
Payments for repurchases of senior notes	(62,094)	(81,017)
Proceeds from issuances of common stock	463	1,657
Redemption of Series D and F Exchangeable Preferred Stock	—	(264,494)
Deferred financing costs paid	—	(832)
Capital lease payments	(2,331)	(4,141)
Other	(162)	(151)
Net cash used in financing activities	(82,124)	(329,885)
Increase in cash and cash equivalents	64,577	441,744
Cash and cash equivalents, beginning of period	7,255	13,000
Cash and cash equivalents, end of period	$71,832	$454,744
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$82,439	$82,997
Cash interest paid on shares subject to mandatory redemption	$—	$26,457
Cash income taxes paid, net of refunds received	$4,503	$4,280
Cash paid for severence, closures and restructuring related costs	$4,901	$7,869
Businesses acquired:
Fair value of assets acquired, net of cash acquired	$19,927	$27,430
Deferred purchase price payments, net of liabilities assumed	408	400
Payments for businesses acquired, net of cash acquired	$20,335	$27,830

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2006 and December 31, 2005, the results of consolidated operations of the Company for the three and nine months ended September 30, 2006 and 2005 and consolidated cash flows of the Company for the nine months ended September 30, 2006 and 2005. The adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated financial statements and related notes have been reclassified due to discontinued operations to conform to the presentation as of and for the three and nine months ended September 30, 2006.

Stock-Based Compensation

The Company has a stock-based employee compensation plan which is described in Note 9. Prior to January 1, 2006, the Company accounted for stock-based compensation using the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, under the prospective method. Upon adoption, the Company began expensing the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also requires entities to make further disclosures about uncertainties in their income tax position, and to include a rollforward of the tax benefits taken that do not qualify for financial statement recognition. The Company is in the process of assessing the impact of this Interpretation on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’

The SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in October of 2006, to address diversity in practice regarding the quantification of financial statement misstatements. SAB 108 requires that a company use both the “rollover” and “iron curtain” method (the two most commonly used methods) when quantifying misstatement amounts. The SEC staff believes that reliance on only one of these methods does not appropriately quantify all misstatements that could be material to financial-statement users. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is in the process of assessing the impact of this Interpretation on its consolidated financial statements.

2.   Divestitures

The Company has classified the results of certain divested entities as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for the period up to the date of sale. Gross proceeds from the sale of approximately $410,600 were used to reduce the Company’s borrowings under its revolving bank credit facilities and for general corporate purposes. The Company recorded a net gain on the sale of About.com of $172 and $379,076 included in discontinued operations for the three and nine months ended September 30, 2005.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. The Company recorded a net (loss)/gain of $(132) and $3,423 included in discontinued operations for the three and nine months ended September 30, 2005, respectively. The operating results of Workplace Learning have been classified as discontinued operations for all periods presented.

On September 30, 2005, the Company sold its Business Information Segment for approximately $385,000, resulting in a net gain of $219,000 included in discontinued operations for both the three and nine months ended September 30, 2005. During the fourth quarter of 2005, the Company sold Ward’s Automotive Group. The operating results of the Business Information segment, including Ward’s Automotive Group, have been classified as discontinued operations for all periods presented. The net proceeds from these sales are subject to routine post-closing adjustments. Additionally, during the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. Their operating results have been classified as discontinued operations for the period up to the date the two magazines were discontinued.

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

In September of 2006, the Company discontinued and completed the sale of the Gems group, part of the Enthusiast Media segment. The Company also completed the sale of the Crafts group in the third quarter of 2006 for $132,000, resulting in a net gain of $48,983 after certain divestiture related expenses and working capital expenses. The sale of these groups reflects the Company’s continued focus on its properties that reach the valuable 18-34 male demographic. The net proceeds from these sales are subject to routine post-closing adjustments

Net assets sold relating to the Crafts group, which were included in assets and liabilities of businesses held for sale, were comprised of the following:

Accounts receivable	$7,925
Intangible assets	6,237
Goodwill	74,291
Other assets	5,009
93,462
Deferred revenues	(18,024)
Other liabilities	(4,528)
Net assets sold	$70,910

Total revenues, net, and income (loss) before provision for income taxes included in discontinued operations on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues, net	$15,415	$70,698	$47,676	$244,990
Income (loss) before provision for income taxes	$2,371	$3,215	$(306)	$25,153

Income (loss) before provision for income taxes above excludes gains on sale of businesses. The gains on sales of businesses, which are net of tax, were $52,347 and $219,039 for the three months ended September 30, 2006 and 2005, respectively. The gains on sales of businesses, net of tax, were $66,015 and $601,499 for the nine months ended September 30, 2006 and 2005, respectively.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of December 31, 2005, have been reclassified to held for sale on the accompanying condensed consolidated balance sheet. As of December 31, 2005, this represents the assets and liabilities of the Crafts and History groups. There were no assets held for sale as of September 30, 2006.

December 31, 2005
ASSETS
Accounts receivable, net	$12,994
Inventories	1,273
Prepaid expenses and other	883
Property and equipment, net	1,617
Intangible assets, net	5,148
Goodwill	87,214
Assets of businesses held for sale	$109,129
LIABILITIES
Accounts payable	$3,929
Accrued expenses and other	1,085
Deferred revenues—current	28,189
Liabilities of businesses held for sale	$33,203

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

For accounting purposes, the forward agreement was bifurcated into the components relating to the Chief Executive Officer (“CEO”) of Automotive.com and the other minority shareholders. The estimated fair value of the deferred purchase price is measured quarter-to-quarter as a charge or credit to interest expense, except for the estimated amount payable to Automotive.com’s CEO, which is included in other general expenses, in Enthusiast Media Segment EBITDA.

The component relating to the CEO was measured at intrinsic value for the one and one half months remaining in 2005 following the transaction date. On January 1, 2006, PRIMEDIA adopted the provisions of SFAS No. 123(R) (see Note 9), which requires that the portion of the forward agreement relating to the CEO be recorded as a liability and measured at fair value. The initial recognition of the liability, as of January 1, 2006, totaling $330, was recorded as a portion of the cumulative effect of change in accounting principle (due to the adoption of SFAS No. 123(R)). The liability measured on September 30, 2006 was $1,182, resulting in a charge to compensation expense of $371 and $852 for the three and nine months ended September 30, 2006, respectively.

The component of the forward agreement relating to the other minority shareholders was recorded as a liability at fair value as of the transaction date and an adjustment to the purchase price. On September 30, 2006, the fair value of this liability was $12,121, resulting in a charge to interest expense of

$482 for the three months ended September 30, 2006, and a net reduction to interest expense of $11,559 for the nine months ended September 30, 2006.

In addition, under the provisions of the Automotive.com Stockholders Agreement, the Company must make quarterly payments (the “Additional Payments”) to the minority shareholders of Automotive.com in the amount of 30% of Remaining Free Cash Flow, as defined in the Automotive.com Stockholders Agreement. For the three and nine months ended September 30, 2006, the Company recorded $114 and $176, respectively, of compensation expense, and $329 and $508, respectively, to goodwill relating to the Additional Payments made to the minority shareholders.

RentClicks

In January 2006, the Consumer Guides segment acquired the assets of RentClicks for approximately $12,683 in cash (including acquisition related expenses) and a potential earnout consideration. The amount of the earnout consideration will be charged to goodwill if and when it is earned and is based on a measure of RentClicks’ earnings for 2006. The Company allocated the purchase price of the acquisition to the following asset classes:

	Amortization Period	Amount Allocated
Goodwill	—	$5,125
Advertiser Lists	22 years	5,900
Non-Compete Agreements	5 years	860
Other	—	847
		12,732
Less: assumed liabilities		(49)
Total		$12,683

This acquisition had no material impact on the Company’s results of operations for the three and nine months ended September 30, 2006.

4.   Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	September 30, 2006	December 31, 2005
Accounts receivable	$142,851	$146,289
Allowance for doubtful accounts	(8,370)	(8,256)
Allowance for returns and rebates	(2,123)	(3,260)
	$132,358	$134,773

5.   Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$11,371	$17,895
Work in process	68	125
Finished goods	4,574	3,192
	$16,013	$21,212

6.   Goodwill, Intangible Assets and Other

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as its annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the nine months ended September 30, 2006 and 2005, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

With the adoption of SFAS No. 142, the Company no longer amortizes the book basis of the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. For the three months ended September 30, 2006 and 2005, provision for income taxes primarily consisted of deferred income taxes of $3,945 and $4,028, respectively, and for the nine months ended September 30, 2006 and 2005, $10,619 and $9,625, respectively. The Company expects that it will record a total of approximately $3,692, to increase deferred tax liabilities during the remainder of 2006.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Total
Balance as of January 1, 2006	$650,510	$112,667	$763,177
Purchase price adjustments for valuation reports	340	(6,741)	(6,401)
Adjustment to goodwill allocated to assets held for sale	5,477	—	5,477
Goodwill acquired related to the acquisition of businesses	2,725	14,904	17,629
Goodwill written off related to the sale of businesses	(5,781)	—	(5,781)
Balance as of September 30, 2006	$653,271	$120,830	$774,101

Intangible assets subject to amortization in accordance with SFAS No. 142 consist of the following:

		September 30, 2006			December 31, 2005
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	2-20	$187,880	$162,732	$25,148	$194,926	$166,553	$28,373
Advertiser lists	4-22	100,484	79,200	21,284	96,065	79,418	16,647
Other	1-20	93,126	83,839	9,287	109,894	97,945	11,949
		$381,490	$325,771	$55,719	$400,885	$343,916	$56,969

Intangible assets not subject to amortization had a carrying value of $169,012 and $174,435 (excluding intangible assets classified as assets held for sale) at September 30, 2006 and December 31, 2005, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $3,259 and $2,280 for the three months ended September 30, 2006 and 2005, respectively, and $9,026 and $6,228 for the nine months ended September 30, 2006 and 2005, respectively. Amortization of deferred wiring costs of $220 and $365 for the three months ended September 30, 2006 and 2005, respectively, and $544 and $1,060 for the nine months ended September 30, 2006 and 2005, respectively, is also included in amortization of intangible assets and other on the accompanying condensed statements of consolidated operations. At September 30, 2006, estimated future amortization expenses of other intangible assets still subject to amortization, excluding deferred wiring costs, are as follows: approximately $3,000 for the remainder of 2006 and approximately $11,000, $7,000, $6,000 and $5,000 for 2007, 2008, 2009 and 2010, respectively.

7.   Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2006	2005
Payroll, commissions and related employee benefits	$29,094	$30,333
Rent and lease liabilities	6,365	5,643
Retail display costs and allowances	9,746	11,450
Royalties	1,315	2,337
Circulation costs	4,224	5,399
Professional fees	3,982	2,943
Taxes	28,229	19,475
Deferred purchase price	2,250	2,724
Interest payable	28,154	13,794
Other	28,195	28,221
	$141,554	$122,319

8.   Long-term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
Borrowings under bank credit facilities	$495,000	$513,000
8 7/8% Senior Notes Due 2011	408,411	471,013
8% Senior Notes Due 2013	300,000	300,000
Senior Floating Rate Notes Due 2010	175,000	175,000
	1,378,411	1,459,013
Obligation under capital leases	3,253	5,434
	1,381,664	1,464,447
Less: Current maturities of long-term debt	11,325	7,677
	$1,370,339	$1,456,770

In the first quarter of 2006, the Company redeemed $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. In the second quarter of 2006, the Company redeemed $56,615 principal amount of its 8 7/8% Senior Notes in six different transactions for $55,262 plus $400 of accrued interest. As a result of these transactions, the Company recorded a gain of $336 net of the write-off of unamortized deferred financing costs and bond discount during the nine months ended September 30, 2006. This gain is included in the other income (expense), net line on the accompanying condensed statements of consolidated operations.

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

The Senior Floating Rate Notes bear interest equal to the three-month LIBOR plus 5.375% per year. The interest rate of the Senior Floating Rate Notes was 10.78% at September 30, 2006.

In October 2006, the Company redeemed a portion of its 8% Senior Notes (See Note 15).

9.   Share-Based Compensation Plans

Accounting Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation using SFAS No. 123 under the prospective method. Upon adoption on January 1, 2003, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The company adopted SFAS No. 123(R) on January 1, 2006.

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

Stock options are granted with exercise prices at or above quoted market value at time of issuance. Most of the options are exercisable at the rate of 20%-33% per year commencing on the effective date of the grant. Most options granted pursuant to the Stock Option Plan will expire no later than ten years from the date the option was granted. The grant date fair value is calculated using the Black-Scholes pricing model.

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

Pro Forma Disclosure for the Three and Nine Months Ended September 30, 2005

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$207,754	$578,279
Add: stock-based employee compensation expense included in reported net income	3,331	4,483
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(4,437)	(7,908)
Pro forma net income	$206,648	$574,854
Per common share:
Reported basic and diluted income	$0.79	$2.20
Pro forma basic and diluted income	$0.79	$2.19

Fair Value Calculations by Award

Stock Options

The fair value of each option award was estimated at the date of grant using the Black-Scholes pricing model under the assumptions noted in the following table. Where certain inputs to the Black-Scholes model varied throughout the period, the ranges utilized for those assumptions are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the historical exercise behavior of employees and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	61.71%	67.03%	61.71% - 63.63%	67.03% - 75.30%
Weighted-average volatility	61.71%	67.03%	61.78%	72.12%
Expected dividends	—	—	—	—
Expected term (in years)	3	3	3	3
Risk-free rate	4.95% - 5.03%	4.08%	4.95% - 5.03%	3.25% - 4.08%

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

In the third quarter of 2006, the Company granted two board members an aggregated total of 100,000 options to purchase shares of the company’s Common stock. The exercise price of these stock options is $1.60. These options vest annually over a three-year period following the date of grant.

A summary of the Company’s stock options award activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average remaining Contractual Term
Outstanding at January 1, 2006	20,712,058	$7.65
Granted	110,000	$1.62
Exercised	(19,883)	$1.82
Expired	(458,337)	$7.37
Forfeited	(201,198)	$3.11
Outstanding at September 30, 2006	20,142,640	$7.67	4
Exercisable at September 30, 2006	18,584,611	$7.92	4

The weighted-average fair value per option for options granted during both the three and nine months ended September 30, 2006 was $0.73. Cash received from the exercise of stock options during the three and nine months ended September 30, 2006 was $1 and $36, respectively. No options were settled in cash during the three and nine months ended September 30, 2006.

The Company’s policy for attributing the value of graded vested share-based compensation awards is on a straight-line basis over the requisite service period for the entire award. As of September 30, 2006, there was $900 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1 year.

Nonvested shares

The weighted average fair value of nonvested shares granted in the nine months ended September 30, 2005 was $3.48.

A summary of the Company’s nonvested shares award activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	804,500	$2.95
Vested	(43,963)	$2.97
Forfeited	(5,500)	$2.90
Nonvested Shares at September 30, 2006	755,037	$2.95

As of September 30, 2006, there was $967 of total unrecognized compensation cost related to nonvested shares. The cost is expected to be recognized over a weighted average period of 1 year.

The total fair value of shares vested during the nine months ended September 30, 2006 was $131.

The Company has 9,685,921 shares of the Company’s common stock reserved for future grants in connection with the Stock Option Plan at September 30, 2006.

Employee Stock Purchase Plan (“ESPP”)

Effective January 1, 2006, the ESPP was amended to provide that the purchase price of shares through the ESPP is 95% of the closing stock price on the last day of the offering period. Due to the amendment, the ESPP became non-compensatory and thus no charges were recorded for the three and nine months ended September 30, 2006. ESPP non-cash compensation for the three and nine months ended September 30, 2005 did not have a material impact on the Company’s statements of consolidated operations. In January and July 2006, the Company issued 170,054 and 112,877 shares purchased under the ESPP during the offering periods of the six months ended December 31, 2005 and June 30,2006, respectively.

The Company has 2,451,000 shares of the Company’s common stock reserved for future grants in connection with the ESPP at September 30, 2006.

Non-Cash Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Nonvested shares	$348	$739	$1,085	$1,991
Share Based Compensation (SFAS 123(R) and SFAS 123)	63	3,331	1,863	4,483
Total	$411	$4,070	$2,948	$6,474

10.   Provision for Severance, Closures and Restructuring Related Costs

In 2006, the Company began new cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

Details of the new initiatives implemented and the payments made related to both the new and previously implemented plans during the nine months ended September 30, 2006 and 2005 are presented in the following tables:

		Net Provision	Payments
		for the Nine	during the Nine
	Liability as of	Months Ended	Months Ended	Liability as of
	January 1,	September 30,	September 30,	September 30,
	2006	2006	2006	2006
Severance and closures:
Employee-related termination costs	$245	$1,741	$(1,522)	$464
Termination of leases related to office closures	29,228	467	(3,379)	26,316
Total severance and closures	$29,473	$2,208	$(4,901)	$26,780

		Net Provision	Payments
		for the Nine	during the Nine
	Liability as of	Months Ended	Months Ended	Liability as of
	January 1,	September 30,	September 30,	September 30,
	2005	2005	2005	2005
Severance and closures:
Employee-related termination costs	$1,501	$1,489	$(2,387)	$603
Termination of leases related to office closures	34,450	67	(4,262)	30,255
Total severance and closures	$35,951	$1,556	$(6,649)	$30,858

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. The employee-related termination costs are expected to be paid through 2006. To reduce the lease related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of this new plan, the Company has closed 4 office location and has terminated a total of 70 individuals.

Liabilities of $3,848 and $3,972 representing the current portion of the provision for severance, closures and restructuring related costs are included in accrued expenses and other on the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively. Liabilities of $22,932 and $25,501 representing the non-current portion of the provision for severance, closures and restructuring related costs are included in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

For purposes of the Company’s bank credit facility and Senior Note agreements, the provision for severance, closures and restructuring related costs is excluded from the Company’s calculation of consolidated EBITDA.

11.   Income per Common Share

Income per common share for the three and nine months ended September 30, 2006 and 2005 has been determined based on net income divided by the weighted average number of common shares outstanding for all periods presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants at September 30, 2006 and 2005, and 20,142,640 and 22,103,785 stock options at September 30, 2006 and 2005, respectively.

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

In 2006, the Company made certain lease payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company determined that it was probable that the Company would be responsible for the lease payments. As a result, as of September 30, 2006, the Company has a receivable of $10,000 included in prepaid expenses and other current assets for the amount due from the third party guarantor, and a total liability of $15,231 for the fair value of the future lease payments, net of estimated sublease income, on the accompanying condensed consolidated balance sheet. During the second quarter of 2006, the Company recorded a related provision in discontinued operations of $5,584 and a charge to discontinued operations of $1,643 for the net lease payments made by the Company prior to June 30, 2006. As of September 30, 2006, no further provisions were deemed necessary.

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

Information regarding the operations of the Company in different business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include non-cash compensation, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net:
Enthusiast Media	$162,182	$154,688	$467,640	$449,907
Consumer Guides	81,352	81,310	244,036	236,429
Education	10,610	10,996	40,596	48,231
Intersegment Eliminations	(109)	(66)	(225)	(234)
Total	$254,035	$246,928	$752,047	$734,333
Segment EBITDA:(1)
Enthusiast Media	$34,354	$32,417	$88,287	$88,348
Consumer Guides	21,699	17,791	57,609	53,947
Education	(2,952)	(1,738)	(3,064)	3,969
Corporate Overhead	(6,586)	(6,302)	(20,553)	(19,967)
Total Segment EBITDA	46,515	42,168	122,279	126,297
Depreciation, amortization and other charges(2)	11,411	13,940	36,594	35,417
Operating income	35,104	28,228	85,685	90,880
Other income (expense):
Interest expense(3)	(33,574)	(32,440)	(85,855)	(98,266)
Interest on shares subject to mandatory redemption(4)	—	(4,566)	—	(21,920)
Amortization of deferred financing costs	(630)	(1,042)	(1,946)	(3,560)
Other income (expense), net	787	(2,906)	1,102	(7,083)
Income (loss) from continuing operations before provision for income taxes	$1,687	$(12,726)	$(1,014)	$(39,949)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below). Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), or as an indicator of the Company’s operating performance. Segment

EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)          Other charges include non-cash compensation, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

(3)          Interest expense increased by $482 for the three months ended September 30, 2006 and was decreased by $11,559 for the nine months ended September 30, 2006, due to the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition (See Note 3).

(4)          During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000 for the year ended December 31, 2005, and $264,494 for the nine months ended September 30, 2005).

14.   Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are with limited exceptions, the restricted subsidiaries, representing the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown), which are with limited exceptions, the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis.

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facilities agreement and Senior Note agreements. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement and Senior Notes it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative), are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
September 30, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$58,657	$4,550	$8,625	$—	$71,832
Accounts receivable, net	—	114,124	18,234	—	132,358
Inventories	—	14,355	1,658	—	16,013
Prepaid expenses and other	14,455	19,466	7,599	—	41,520
Total current assets	73,112	152,495	36,116	—	261,723
Property and equipment, net	4,271	38,831	11,501	—	54,603
Investment in and advances to subsidiaries	1,291,652	—	—	(1,291,652)	—
Intangible assets, net	—	185,846	38,885	—	224,731
Goodwill	—	664,753	109,348	—	774,101
Other non-current assets	5,487	26,451	1,115	—	33,053
Total Assets	$1,374,522	$1,068,376	$196,965	$(1,291,652)	$1,348,211
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,254	$43,443	$1,986	$—	$49,683
Intercompany payables	300,538	(948,668)	648,130	—	—
Accrued expenses and other	60,230	75,151	6,173	—	141,554
Deferred revenues	1,738	99,961	6,575	—	108,274
Current maturities of long-term debt	10,248	1,049	28	—	11,325
Total current liabilities	377,008	(729,064)	662,892	—	310,836
Long-term debt	1,368,340	1,897	102	—	1,370,339
Intercompany notes payable	—	2,144,642	—	(2,144,642)	—
Deferred revenues	13,175	—	—	—	13,175
Deferred income taxes	88,124	—	—	—	88,124
Other non-current liabilities	36,947	21,692	16,170	—	74,809
Total Liabilities	1,883,594	1,439,167	679,164	(2,144,642)	1,857,283
Shareholders’ deficiency:
Common stock	2,725	—	—	—	2,725
Additional paid-in capital	2,366,126	—	—	—	2,366,126
Accumulated deficit	(2,802,046)	(370,791)	(482,199)	852,990	(2,802,046)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(509,072)	(370,791)	(482,199)	852,990	(509,072)
Total Liabilities and Shareholders’ Deficiency	$1,374,522	$1,068,376	$196,965	$(1,291,652)	$1,348,211

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended September 30, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$202,588	$54,252	$(2,805)	$254,035
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	49,998	10,052	—	60,050
Marketing and selling	—	38,100	6,792	—	44,892
Distribution, circulation and fulfillment	—	30,729	16,892	—	47,621
Editorial	—	14,886	2,574	—	17,460
Other general expenses	19	9,401	24,315	(2,805)	30,930
Corporate administrative expenses (including non-cash compensation)	5,493	—	1,485	—	6,978
Depreciation and amortization of property and equipment	439	4,759	2,031	—	7,229
Amortization of intangible assets and other	—	1,580	1,899	—	3,479
Provision for severance, closures and restructuring related costs	11	278	3	—	292
Operating income (loss)	(5,962)	52,857	(11,791)	—	35,104
Other income (expense):
Interest expense	(32,776)	(297)	(501)	—	(33,574)
Amortization of deferred financing costs	—	(601)	(29)	—	(630)
Intercompany management fees and interest	34,705	(33,178)	(1,527)	—	—
Other income (expense), net	764	310	(287)	—	787
Income (loss) from continuing operations before provision for income taxes	(3,269)	19,091	(14,135)	—	1,687
Provision for income taxes	(4,947)	(15)	(47)	—	(5,009)
Equity in losses of subsidiaries	58,800	—	—	(58,800)	—
Income (loss) from continuing operations	50,584	19,076	(14,182)	(58,800)	(3,322)
Discontinued operations, net of tax	3,168	55,451	(1,545)	—	57,074
Net income (loss)	$53,752	$74,527	$(15,727)	$(58,800)	$53,752

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Nine Month Ended September 30, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$602,927	$155,907	$(6,787)	$752,047
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	150,143	26,645	—	176,788
Marketing and selling	—	119,480	21,287	—	140,767
Distribution, circulation and fulfillment	—	93,306	51,756	—	145,062
Editorial	—	43,709	7,961	—	51,670
Other general expenses	48	30,435	71,281	(6,787)	94,977
Corporate administrative expenses (including non-cash compensation)	18,859	48	4,545	—	23,452
Depreciation and amortization of property and equipment	1,128	14,465	6,247	—	21,840
Amortization of intangible assets and other	—	4,617	4,953	—	9,570
Provision for severance, closures and restructuring related costs	18	2,147	43	—	2,208
Loss on sale of businesses and other, net	—	28	—	—	28
Operating income (loss)	(20,053)	144,549	(38,811)	—	85,685
Other income (expense):
Interest expense	(96,384)	(961)	11,490	—	(85,855)
Amortization of deferred financing costs	—	(1,858)	(88)	—	(1,946)
Intercompany management fees and interest	109,119	(104,623)	(4,496)	—	—
Other income (expense), net	2,330	(787)	(441)	—	1,102
Income (loss) from continuing operations before provision for income taxes	(4,988)	36,320	(32,346)	—	(1,014)
Provision for income taxes	(6,506)	(435)	(196)	—	(7,137)
Equity in losses of subsidiaries	74,989	—	—	(74,989)	—
Income (loss) from continuing operations	63,495	35,885	(32,542)	(74,989)	(8,151)
Discontinued operations, net of tax	(4,248)	73,345	(1,369)	—	67,728
Cumulative effect of change in accounting principle (from the adoption of Statement of Financial Accounting Standards No.123(R))	352	—	(330)	—	22
Net income (loss)	$59,599	$109,230	$(34,241)	$(74,989)	$59,599

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Nine Month Ended September 30, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$59,599	$109,230	$(34,241)	$(74,989)	$59,599
Cumulative effect of change in accounting principle	(352)	—	330	—	(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(175,842)	60,609	6,042	74,989	(34,202)
Changes in operating assets and liabilities	6,685	9,498	(9,268)	—	6,915
Net cash provided by (used in) operating activities	(109,910)	179,337	(37,137)	—	32,290
Investing activities:
Additions to property and equipment	(1,916)	(10,533)	(5,953)	—	(18,402)
Proceeds from (payments for) sales of businesses and other	(843)	153,817	(1,126)	—	151,848
Payments for businesses acquired, net of cash acquired	(140)	(4,687)	(15,508)	—	(20,335)
Proceeds from sale of other investments	1,300	—	—	—	1,300
Net cash provided by (used in) investing activities	(1,599)	138,597	(22,587)	—	114,411
Financing activities:
Intercompany activity	250,276	(315,743)	65,467	—	—
Borrowings under credit agreements	250,100	—	—	—	250,100
Repayments of borrowings under credit agreements	(268,100)	—	—	—	(268,100)
Payments for repurchases of senior notes	(62,094)	—	—	—	(62,094)
Proceeds from issuances of common stock	463	—	—	—	463
Capital lease payments	(800)	(1,661)	130	—	(2,331)
Other	—	(162)	—	—	(162)
Net cash provided by (used in) financing activities	169,845	(317,566)	65,597	—	(82,124)
Increase in cash and cash equivalents	58,336	368	5,873	—	64,577
Cash and cash equivalents, beginning of period	321	4,182	2,752	—	7,255
Cash and cash equivalents, end of period	$58,657	$4,550	$8,625	$—	$71,832

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$321	$4,182	$2,752	$—	$7,255
Accounts receivable, net	—	117,528	17,245	—	134,773
Inventories	—	19,601	1,611	—	21,212
Prepaid expenses and other	8,622	17,668	3,432	—	29,722
Assets held for sale	—	109,129	—	—	109,129
Total current assets	8,943	268,108	25,040	—	302,091
Property and equipment, net	3,090	42,215	11,563	—	56,868
Investment in and advances to subsidiaries	471,538	—	—	(471,538)	—
Intangible assets, net	—	186,554	44,850	—	231,404
Goodwill	—	648,185	114,992	—	763,177
Other non-current assets	4,727	28,990	2,211	—	35,928
Total Assets	$488,298	$1,174,052	$198,656	$(471,538)	$1,389,468
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$8,140	$37,949	$6,895	$—	$52,984
Intercompany payables	(588,458)	(867,988)	1,456,446	—	—
Accrued expenses and other	46,975	67,395	7,949	—	122,319
Deferred revenues	1,738	94,335	11,867	—	107,940
Current maturities of long-term debt	5,816	1,827	34	—	7,677
Liabilities of businesses held for sale	—	33,203	—	—	33,203
Total current liabilities	(525,789)	(633,279)	1,483,191	—	324,123
Long-term debt	1,454,174	2,457	139	—	1,456,770
Intercompany notes payable	—	2,226,286	—	(2,226,286)	—
Deferred revenues	14,447	—	—	—	14,447
Deferred income taxes	87,655	—	—	—	87,655
Other non-current liabilities	29,540	22,069	26,593	—	78,202
Total Liabilities	1,060,027	1,617,533	1,509,923	(2,226,286)	1,961,197
Shareholders’ deficiency:
Common stock	2,722	—	—	—	2,722
Additional paid-in capital	2,363,071	—	—	—	2,363,071
Accumulated deficit	(2,861,645)	(443,481)	(1,311,267)	1,754,748	(2,861,645)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(571,729)	(443,481)	(1,311,267)	1,754,748	(571,729)
Total Liabilities and Shareholders’ Deficiency	$488,298	$1,174,052	$198,656	$(471,538)	$1,389,468

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended September 30, 2005
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$212,645	$39,585	$(5,302)	$246,928
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	53,458	2,779	—	56,237
Marketing and selling	—	41,622	5,308	—	46,930
Distribution, circulation and fulfillment	—	29,895	17,791	—	47,686
Editorial	—	15,852	1,729	—	17,581
Other general expenses	12	15,559	19,765	(5,302)	30,034
Corporate administrative expenses (including non-cash compensation)	8,917	136	1,309	—	10,362
Depreciation and amortization of property and equipment	621	2,989	3,439	—	7,049
Amortization of intangible assets and other	—	4,307	(1,662)	—	2,645
Provision for severance, closures and restructuring related costs	—	248	8	—	256
Gain on sale of businesses and other, net	—	(80)	—	—	(80)
Operating income (loss)	(9,550)	48,659	(10,881)	—	28,228
Other income (expense):
Interest expense	(32,091)	(333)	(16)	—	(32,440)
Interest on shares subject to mandatory redemption	(4,566)	—	—	—	(4,566)
Amortization of deferred financing costs	(103)	(921)	(18)	—	(1,042)
Intercompany management fees and interest	35,277	(34,580)	(697)	—	—
Other expense, net	(21)	(2,827)	(58)	—	(2,906)
Income (loss) from continuing operations before provision for income taxes	(11,054)	9,998	(11,670)	—	(12,726)
Provision for income taxes	(4,029)	(58)	(3)	—	(4,090)
Equity in earnings of subsidiaries	220,291	—	—	(220,291)	—
Income (loss) from continuing operations	205,208	9,940	(11,673)	(220,291)	(16,816)
Discontinued operations, net of tax	2,546	225,009	(2,985)	—	224,570
Net income (loss)	$207,754	$234,949	$(14,658)	$(220,291)	$207,754

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Nine Months Ended September 30, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net:	$—	$639,691	$113,965	$(19,323)	$734,333
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	153,362	6,549	—	159,911
Marketing and selling	—	128,447	14,109	—	142,556
Distribution, circulation and fulfillment	—	89,707	51,079	—	140,786
Editorial	—	47,026	4,576	—	51,602
Other general expenses	36	52,008	60,529	(19,323)	93,250
Corporate administrative expenses (including non-cash compensation)	22,262	135	4,008	—	26,405
Depreciation and amortization of property and equipment	1,986	13,355	4,838	—	20,179
Amortization of intangible assets and other	—	7,065	223	—	7,288
Provision for severance, closures and restructuring related costs	(669)	2,126	99	—	1,556
Gain on sale of businesses and other, net	—	(80)	—	—	(80)
Operating income (loss)	(23,615)	146,540	(32,045)	—	90,880
Other income (expense):
Interest expense	(97,245)	(969)	(52)	—	(98,266)
Interest on shares subject to mandatory redemption	(21,920)	—	—	—	(21,920)
Amortization of deferred financing costs	(669)	(2,675)	(216)	—	(3,560)
Intercompany management fees and interest	111,424	(103,578)	(7,846)	—	—
Other expense, net	(3,607)	(3,418)	(58)	—	(7,083)
Income (loss) from continuing operations before provision for income taxes	(35,632)	35,900	(40,217)	—	(39,949)
Provision for income taxes	(9,626)	(208)	(8)	—	(9,842)
Equity in earnings of subsidiaries	621,757	—	—	(621,757)	—
Income (loss) from continuing operations	576,499	35,692	(40,225)	(621,757)	(49,791)
Discontinued operations, net of tax	1,780	628,522	(2,232)	—	628,070
Net income (loss)	$578,279	$664,214	$(42,457)	$(621,757)	$578,279

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$578,279	$664,214	$(42,457)	$(621,757)	$578,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(709,600)	(459,096)	10,234	621,757	(536,705)
Changes in operating assets and liabilities	(5,915)	(25,368)	(5,653)	—	(36,936)
Net cash provided by (used in) operating activities	(137,236)	179,750	(37,876)	—	4,638
Investing activities:
Additions to property, equipment and other, net	(145)	(15,901)	(5,635)	—	(21,681)
Proceeds from sales of businesses and other	—	795,098	21,404	—	816,502
Payments for businesses acquired, net of cash acquired	—	(24,027)	(3,803)	—	(27,830)
Net cash provided by (used in) investing activities	(145)	755,170	11,966	—	766,991
Financing activities:
Intercompany activity	911,543	(937,654)	26,111	—	—
Borrowings under credit agreements	979,709	—	—	—	979,709
Repayments of borrowings under credit agreements	(960,616)	—	—	—	(960,616)
Payments for repurchases of senior notes	(81,017)	—	—	—	(81,017)
Proceeds from issuances of common stock	1,657	—	—	—	1,657
Redemption of Series D and F Exchangeable Preferred Stock	(264,494)	—	—	—	(264,494)
Deferred financing costs paid	(549)	(266)	(17)	—	(832)
Capital lease payments	(1,163)	(2,816)	(162)	—	(4,141)
Other	—	(151)	—		(151)
Net cash provided by (used in) financing activities	585,070	(940,887)	25,932	—	(329,885)
Increase (decrease) in cash and cash equivalents	447,689	(5,967)	22	—	441,744
Cash and cash equivalents, beginning of period	3,495	9,480	25	—	13,000
Cash and cash equivalents, end of period	$451,184	$3,513	$47	$—	$454,744

15.          Subsequent events

Redemption of Senior Notes

During October 2006, the Company redeemed $5,190 principal amount of its 8% Senior Notes due 2013 in two separate transactions for a total of $4,790 plus $164 of accrued interest. As a result, the Company recorded a gain of $400 net of the write-off of unamortized deferred financing costs.

Filing of Form 10

In late 2005, the Company announced that its Board of Directors authorized management, along with advisors Goldman Sachs and Lehman Brothers, and counsel Simpson Thacher & Bartlett, to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies. The plan being contemplated would spin-off PRIMEDIA’s Consumer Guides Segment. In furtherance of the assessment of a potential spin-off, the Board of Directors approved the filing of a ruling request with the Internal Revenue Service and a Form 10 with the Securities and Exchange Commission. The IRS ruling request was filed during the third quarter, and the Form 10 was filed in November 2006. Although the Board has taken these additional steps, there has been no final decision on whether to complete the spin-off.

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

Background

Historically, PRIMEDIA was a broad based media enterprise built primarily from a series of acquisitions and comprised of numerous disparate assets. In recent years, in order to better focus on its core businesses and to reduce debt and shares subject to mandatory redemption while investing in organic growth by primarily making only small Internet acquisitions which accelerate organic growth, the Company has been opportunistically divesting selective properties. As a result, the Company has positioned itself as a highly focused targeted media company which is investing in its businesses to drive growth.

Additionally, to counter the effects of the continued weakness in the overall advertising environment, the Company aggressively attacked its cost structure. The Company realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth while managing costs. These initiatives have resulted in charges for severance, closures and restructuring related costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

Overall, these actions have made the Company a more efficient organization with a strengthened balance sheet and improved liquidity.

Business Trends

The Company is currently facing difficult market conditions, specifically in magazine advertising and circulation. Additionally, high levels of condominium conversions coupled with lower mortgage rates are spurring housing purchases and limiting existing and potential customers for Apartment Guide markets while some markets experienced decreased vacancy rates and lower advertising spending.

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

Company Explores Separation of its Businesses

In late 2005, the Company announced that its Board of Directors authorized management, along with advisors Goldman Sachs and Lehman Brothers, and counsel Simpson Thacher & Bartlett, to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies. The plan being contemplated would spin-off PRIMEDIA’s Consumer Guides Segment. In furtherance of the assessment of a potential spin-off, the Board of Directors approved the filing of a ruling request with the Internal Revenue Service and a Form 10 with the Securities and Exchange Commission (“SEC”). Both the IRS ruling request and Form 10 have been filed. Although the Board has taken these additional steps, there has been no final decision on whether to complete the spin-off.

Summary of Consolidated Results for the nine months ended September 30, 2006

For the nine months ended September 30, 2006, revenues were $752,047, up 2.4% as compared to $734,333 in 2005. Revenues increased in the Company’s Enthusiast Media and Consumer Guides segments, by 3.9% and 3.2%, respectively, while revenues decreased in the Education segment by 15.8%. In 2006, Operating Expenses were $629,768, up 3.6% compared to 2005. In 2006, operating income was $85,685, down $5,195 or 5.7% from $90,880 in 2005. Net income was $59,599 in 2006 compared to $578,279 in 2005, the decrease primarily due to the gain on sale of About, Inc. of $378,906 in the first quarter of 2005 and the gain on sale of the Business Information segment of $219,000 in the third quarter of 2005.

Forward-Looking Information

This report contains statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this information statement are based upon our historical performance and on current plans, estimates and expectations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. Forward-looking statements speak only as of the date the statement is made. Forward-looking statements involve risks and uncertainties, and the inclusion of this forward-

looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include non-cash compensation, provision for severance, closures and restructuring related costs and (gain)/loss on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control. Internally, the Company’s chief operating decision maker, its Chairman, President and Chief Executive Officer (“CEO”), and the executive team measure performance primarily based on Segment EBITDA.

Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss, as determined in conformity with accounting principles generally accepted in the United States of America, as an indicator of the Company’s operating performance. Segment EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies. See reconciliation of Segment EBITDA to net in Segment Data below.

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

Discontinued Operations

During the first quarter of 2005, the Company completed the sales of About.com and the Bankers Training Division of Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. Also during 2005, the Company sold its Business Information Segment, including Ward’s Automotive Group, discontinued the operations of two magazines in the Enthusiast Media segment, discontinued the operations of its Software on Demand division within the Education segment, and decided to pursue the sales of its Crafts and History groups within the Enthusiast Media segment.

During the first quarter of 2006, the Company completed the sale of the History group and during the third quarter of 2006, the Company completed the sale of the Crafts group. Additionally, during the third quarter of 2006, the Company discontinued and sold its Gems group, reflecting the Company’s continued focus on growing its properties that reach the valuable 18-34 male demographic.

Financial results for these divestitures are reported in discontinued operations on the condensed statements of consolidated operations for all periods presented.

Segment Data

The following table presents the results of the Company’s three operating segments and Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net:
Enthusiast Media	$162,182	$154,688	$467,640	$449,907
Consumer Guides	81,352	81,310	244,036	236,429
Education	10,610	10,996	40,596	48,231
Intersegment Eliminations	(109)	(66)	(225)	(234)
Total	$254,035	$246,928	$752,047	$734,333
Segment EBITDA:(1)
Enthusiast Media	$34,354	$32,417	$88,287	$88,348
Consumer Guides	21,699	17,791	57,609	53,947
Education	(2,952)	(1,738)	(3,064)	3,969
Corporate Overhead	(6,586)	(6,302)	(20,553)	(19,967)
Total Segment EBITDA	46,515	42,168	122,279	126,297
Depreciation, amortization and other charges(2)	11,411	13,940	36,594	35,417
Operating income	35,104	28,228	85,685	90,880
Other income (expense):
Interest expense(3)	(33,574)	(32,440)	(85,855)	(98,266)
Interest on shares subject to mandatory redemption(4)	—	(4,566)	—	(21,920)
Amortization of deferred financing costs	(630)	(1,042)	(1,946)	(3,560)
Other income (expense), net	787	(2,906)	1,102	(7,083)
Income (loss) from continuing operations before provision for income taxes	$1,687	$(12,726)	$(1,014)	$(39,949)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see Note 2 below).

(2)          Other charges include non-cash compensation, provision for severance, closures and restructuring related costs and (gain) loss on sale of businesses and other, net.

(3)          Interest expense increased by $482 for the three months ended September 30, 2006 and was decreased by $11,559 for the nine months ended September 30, 2006, due to the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition. (See Note 3 of Notes to the Condensed Consolidated Financial Statements (unaudited) included herein).

(4)          During 2005, the Company redeemed all of its outstanding shares subject to mandatory (liquidation preference of approximately $475,000 for the year ended December 31, 2005, and $264,494 for the nine months ended September 30, 2005).

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated Results:

Revenues, Net

Consolidated revenues were $254,035 in the three months ended September 30, 2006 compared to $246,928 in the same period of 2005:

	Three Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$159,754	$159,508	0.2%
Circulation	51,508	51,446	0.1%
Other	42,773	35,974	18.9%
Total	$254,035	$246,928	2.9%

Advertising revenues increased slightly by $246 in the third quarter of 2006 compared to 2005 due to increases of $402 and $280 in the Enthusiast Media and Consumer Guides segments, respectively, partially offset by an decrease of $436 in the Education segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, increased by $62 in 2006. Other revenues, including distribution and non-print revenues, increased $6,799 in 2006 compared to 2005, primarily due to an increase in the Enthusiast Media segment of $6,987. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $35,104 in 2006 compared to $28,228 in 2005. The increase of $6,876 in operating income in 2006 primarily resulted from increased segment EBITDA in the Cosumer Guides segment, increased revenues in the Enthusiast Media segment, mainly due to the acquisition of Automotive.com in the fourth quarter of 2005, partially offset by a related increase in cost of good sold in the Enthusiast Media segment. In addition, there was a decrease in non-cash compensation expense in the third quarter of 2006 primarily due a modification of existing stock options in the third quarter of 2005, which resulted in an increase of non-cash compensation during that period.

Net Income

The Company had net income of $53,752 in the three months ended September 30, 2006 compared to $207,754 in 2005.

Interest expense increased to $33,574 in 2006 from $32,440 in 2005. The increase in interest expense of $1,134 is partially due to the increase in the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition, of $482 in the third quarter of 2006. In addition, the Company’s interest expense on its long-term debt increased slightly versus prior year, due to higher interest rates partially offset by lower average debt levels.

Interest on shares subject to mandatory redemption was $0 and $4,566 for the three months ended September 30, 2006 and 2005, respectively, as the Company redeemed all of its outstanding shares subject to mandatory redemption during 2005.

Segment Results:

Enthusiast Media Segment (Includes Automotive, Outdoors and Other groups)

Revenues, Net

Enthusiast Media revenues were $162,182 or 63.8% and $154,688 or 62.6% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2005, respectively. Enthusiast Media revenues increased $7,494 or 4.8% in the third quarter of 2006 compared to the same period of 2005 as follows:

	Three Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$88,733	$88,331	0.5%
Circulation	51,508	51,446	0.1%
Other	21,832	14,845	47.1%
Intersegment revenues	109	66
Total	$162,182	$154,688	4.8%

Enthusiast Media’s advertising revenue is consistent with prior year as increases in the Consumer Automotive Group were offset by declines in the International Automotive Group. Circulation revenues increased in the Performance Automotive Group and Soaps, offset by softness in the International Automotive Group. Growth in other revenue reflects continued success in expanding the Segment’s non-print businesses, driven primarily by the acquisitions of Automotive.com and Equine.com, partially offset by declines in licensing revenue. Automotive.com continues to make progress as auto dealers seek increased car sale leads. Equine.com is tracking well to generate additional synergies from its proprietary technology and unique marketing tools.

Automotive:   Automotive Group revenue grew 12% in the third quarter. This revenue growth is primarily due to a significant increase in print advertising revenue in the Consumer Automotive Group, strong newsstand performance in the Performance Automotive Group, licensing fees from the producer of Motor Trend TV, and the impact of the acquisition of Automotive.com, which occurred in November, 2005. Continued weakness in almost all areas of the International Automotive Group continued to reduce results.

In the Consumer Automotive Group, the increase in advertising revenue was primarily due to increased advertising in Motor Trend and Automobile as well as the sale of two additional issues of Motor Trend Classic in the quarter. The increase in television and radio revenue for the Group was attributable to licensing fees from Motor Trend TV. During the third quarter, Automotive.com continued to grow advertising revenue and lead generation profitability. Increases in sales volumes and lead pricing, combined with reduced lead acquisition costs, drove the growth in lead generation profitability.

In the Performance Automotive Group, the increases in newsstand and print advertising revenue were largely due to the Company’s redesign efforts, including strong performance by the newly redesigned Hot Rod and Car Craft, and the expanded frequency of the Company’s Diesel Power magazine. In addition, overall Group performance was driven by strong results in events, partially offset by a slight decrease in television and radio revenue.

The Company’s reliance on automaker print advertising has historically been, and continues to be, relatively small. U.S. automaker print advertising in the quarter was just 5% of the Segment’s total print advertising revenue. Total automaker print advertising in the quarter was 11% of the Segment’s total, and non-automaker automotive print advertising (aftermarket parts and accessories, as examples) was 51% of the Segment’s total. These percentages reflect little change from last year.

Outdoors:   Outdoors Group revenue declined 0.7% in the third quarter, primarily due to declines in subscriber and event revenue, offset primarily by the impact of the acquisition of Equine.com, which occurred in October, 2005, and growth in television and radio. Action Sports newsstand revenue was down due to a special edition of Snowboarder Magazine produced in the third quarter of 2005 that was not produced in 2006. Excluding this edition, Outdoors newsstand revenue was essentially flat. The subscription revenue decline was due to a deliberate cut in direct marketing, as subscription levels in the Group’s rate-base publications exceeded rate-based requirements. The savings in direct marketing expense more than offset the loss in revenue. Despite new or increased revenue from non-endemic advertisers including Honda ATV, Suzuki ATV, and Activision video games, non-endemic advertising in the Outdoors Group declined due to the loss of non-endemic automaker advertising. Outdoors online revenue grew over 20% organically during the quarter. The Outdoors Group is capitalizing on the migration of brokerage advertising from print to internet with its October launch of Power & Motoryacht’s online brokerage site, leveraging technology and management from the Company’s acquisition of Equine.com.

Licensing and Merchandising:   Declines in toy sales caused a decline in group revenue, partially offset by strong retail performance of apparel and accessories lines, and the continued expansion of creative licensing programs launched under the Motor Trend and Lowrider brands. Also this quarter, the group contracted to develop a line of Surfer-branded apparel and headwear and an In-Fisherman men’s apparel line.

The Company continues to execute its growth strategies:

Thus far in 2006, the Company has implemented significant product improvements on 24 magazines, primarily in the Performance and International Automotive Groups where challenges have been the greatest. Product improvements have been made on titles representing approximately 25% of year-to-date print advertising and circulation revenue.

The Company continues to build multiple online revenue streams, including transactions, lead generation, and online advertising. Online is also generating print subscriptions as magazine subscriber acquisitions via the Company’s websites grew more than 15% in the third quarter compared to last year.

Circulation results are improving as the Company works to improve the ratio of the number of copies sent to newsstands location-by-location (“draw”) to the number sold and adjust the draw for the seasonality of its titles. PRIMEDIA continues to optimize circulation draw and distribution to improve profitability. In the third quarter, PRIMEDIA reduced draw by 4.6 million copies, or 9.4%.

Segment EBITDA

Enthusiast Media Segment EBITDA increased 6.0% to $34,354 in the third quarter of 2006 from $32,417 in 2005. This increase resulted primarily from increased Other revenues, including online and events revenue, as well as improvements in circulation profitability. As a result, Segment EBITDA margin increased slightly to 21.2% in 2006 from 21.0% in 2005. In addition, in the third quarter of 2006, the Company recorded $371 as a charge to compensation expense resulting from the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the CEO of Automotive.com, and $114 of CEO-related compensation expense due to the recording of the additional purchase price of Automotive.com.

Operating Income

Operating income was $28,838 for the three months ended September 30, 2006 compared to $28,276 in the same period of 2005, an increase of $562, or 2.0%. This increase was primarily driven by the increase in Segment EBITDA discussed above, partially offset by an increase in depreciation and amortization expenses, primarily due to the acquisition of Automotive.com.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentclicks, AmericanHomeGuides.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $81,352 or 32.0% and $81,310 or 32.9% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2005, respectively. Consumer Guides revenues increased $42 or 0.1% in 2006 compared to 2005 as follows:

	Three Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$67,308	$67,028	0.4%
Other	14,044	14,282	(1.7)%
Total	$81,352	$81,310	0.1%

Consumer Source’s third quarter advertising revenue growth was driven primarily by growth in the New Home and Auto Guide divisions, offset by declines in the Segment’s Apartment division. Other revenue’s slight decline reflects DistribuTech’s optimization of distribution locations, which is continually evaluated to best meet the distribution needs of Consumer Source’s core guides business.

Apartment Guide, ApartmentGuide.com, RentClicks.com:   The Segment’s largest business, representing 76% of advertising revenue, Apartment Guide/ApartmentGuide.com, continues to face challenging market conditions in the multi-family housing industry. Total advertising revenue in the quarter declined 5.6%, primarily due to high occupancy rates across over half of the markets along with a reduced advertiser base as a result of continued losses from condominium conversions. Although the rate of condominium conversions has slowed considerably from this time last year, the lost advertiser base from conversions in prior periods continued to negatively impact the business in the third quarter. RentClicks serves the small unit rental property marketplace, which consists of rental houses, townhomes, condos and single-unit apartments, and accounts for approximately 70% of the total rental market. RentClicks performed well in the third quarter, organically growing revenue 30% versus the previous quarter. The Company continued adding sales resources during the quarter as part of the overall strategy for growing the business.

New Home Guide, NewHomeGuide.com:   The Segment’s New Home Guide/NewHomeGuide.com business, representing 18% of advertising revenue, continued to deliver strong results with total revenue growth of 24% in the quarter. This strong growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders. The New Home division continues to rapidly grow its online presence. The NewHomesGuide.com portfolio of sites is the largest on the Internet, and had the fastest growing number of unique visitors versus the prior quarter according to Nielsen’s Media Metrix.

Auto Guide, AutoGuide.com:   During the third quarter, the Segment’s Auto Guide business, representing 6% of advertising revenue, generated total revenue growth of 31%. This new division represents a $17 million business based on annualized revenue in the third quarter, and continues to have strong growth potential both within its existing markets and through new market expansion.

DistribuTech:   All of PRIMEDIA’s Consumer Source properties continue to benefit from the Company’s leading distribution business, DistribuTech. Consumer Source’s strategy is to continually optimize distribution for its own guides at minimal cost. DistribuTech’s strategy to optimize its distribution locations to best meet the distribution needs of the Consumer Source guides has historically and will continue to cause DistribuTech revenue to fluctuate.

Segment EBITDA

Consumer Guides Segment EBITDA increased $3,908 or 22.0% in 2006, to $21,699 from $17,791 in 2005. This increase is primarily due to the increase in New Home Guide and Auto Guide revenues in the quarter and DistribuTech profitability improvements, partially offset by expenses associated with New Home Guide launches, and the revenue declines in Apartment Guide advertising. Segment EBITDA margin increased to 26.7% in 2006 from 21.9% in 2005.

Operating Income

Operating income increased $3,093 or 21.1% to $17,747 in 2006 from $14,654 in 2005 . This increase was primarily driven by the increase in Segment EBITDA, partially offset by increases in depreciation and amortization expenses, due to the acquisitions in the fourth quarter 2005 and during 2006.

Education Segment (includes Channel One, Films Media Group (“FMG”) and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $10,610 or 4.2% and $10,996 or 4.5% of the Company’s consolidated revenues for 2006 and 2005, respectively. Education revenues decreased $386 or 3.5% in 2006 compared to 2005 as follows:

	Three Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$3,713	$4,149	(10.5)%
Other	6,897	6,847	0.7%
Total	$10,610	$10,996	(3.5)%

Education advertising revenues, which are generated entirely by Channel One, declined $436, or 10.5% in the third quarter of 2006 compared to the third quarter of 2005. Channel One’s decline in advertising revenue is mainly attributable to the ongoing impact of the expiration of large advertising contracts in late 2005 and last year’s loss of a large portion of its government advertising. Additionally, selling efforts in the current year haven’t been progressing as fast as anticipated. Channel One’s strategy is to broaden its revenue base beyond traditional advertising through creative sponsorships and the Internet, and to target organizational support for its public affairs programming.

Other revenue was up slightly, by 0.7% in the third quarter of 2006 and primarily consists of revenue from PRIMEDIA Healthcare and FMG. PRIMEDIA Healthcare’s quarter-over-quarter revenue increased 30.2%, as PRIMEDIA Healthcare has contracted more revenue in 2006 than in 2005, partially offset by FMG revenues, which were down 8.2% quarter-over-quarter.

Segment EBITDA

Education Segment EBITDA decreased $1,214 to $(2,952) for the third quarter of 2006, primarily due to decreased revenue, as well as increased expenses. Segment EBITDA margin decreased to (27.8)% in the third quarter of 2006 compared to (15.8)% in the third quarter of 2005.

Operating Loss

Education segment operating loss for the third quarter of 2006 was $4,032 compared to $3,844 in 2005. This decline was primarily due to the decrease in Segment EBITDA as discussed above, partially offset by decreases in depreciation and amortization expenses, due to write-offs of the related assets during the fourth quarter of 2005.

Corporate

Corporate Administrative expenses

Corporate administrative expenses were $6,586 for the third quarter of 2006, up from $6,302 in the same period of 2005, primarily due to reduced compensation expense resulting from headcount reductions, and lower professional fees, offset by professional fees incurred related to the exploration of the separation of the Company’s businesses via a tax-free spin-off.

Operating Loss

Corporate operating loss was $7,449 for the third quarter of 2006, down 31.4% compared to $10,858 for the third quarter of 2005. The decrease was mainly due to the decrease in non-cash compensation during 2006, primarily due a modification of existing stock options in the third quarter of 2005, which resulted in an increase of non-cash compensation during that period.

Discontinued Operations

In accordance with SFAS No. 144, the Company has classified the operating results of all of its divested entities and businesses held for sale as discontinued operations for all periods presented.

Enthusiast Media

The Company discontinued the following entities within the Enthusiast Media segment during 2005: About, Inc, Ward’s Automotive Group, the Crafts and History groups and two magazine titles (shut down). In February 2006, the Company completed the sale of the History group. In the third quarter of 2006, the Company completed the sale of the Crafts group.

During the third quarter of 2006, the Company discontinued and sold its Gems group, part of the Enthusiast Media segment.

Discontinued operations of the Enthusiast Media segment for the three months ended September 30, 2006 and 2005 include revenue of $15,415 and $22,274, respectively. Operating income for the three months ended September 30, 2006 and 2005, of $60,587 and $2,940, respectively, includes gains on sales of businesses, net of tax, of $52,464 and $171, respectively.

Education

The Company discontinued the operations of its Software on Demand division during 2005. Additionally, the Company completed the sale of its Workplace Learning division in 2005, excluding PRIMEDIA Healthcare.

Discontinued operations of the Education segment for the three months ended September 30, 2005 include an operating loss of $1,126. For the three months ended September 30, 2005, discontinued operations include a loss on sale of business. This loss on sale of business, net of tax, was $132 related to the sale of the Company’s Workplace Learning division.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $48,424 are included in discontinued operations for the three months ended September 30, 2005. Operating income of $221,412 includes a gain on sale of business. This gain on sale of business, net of tax, was $219,000 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated Results:

Revenues, Net

Consolidated revenues were $752,047 in the nine months ended September 30, 2006 compared to $734,333 in the same period of 2005:

	Nine Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$474,787	$476,837	(0.4)%
Circulation	149,709	150,742	(0.7)%
Other	127,551	106,754	19.5%
Total	$752,047	$734,333	2.4%

Advertising revenues decreased by $2,050 in the nine months ended September 30, 2006 compared to 2005 due to decreases of $2,382 and $6,612 in the Enthusiast Media and Education segments, respectively, partially offset by an increase of $6,944 in the Consumer Guides segment. Circulation revenues, which are generated entirely by the Enthusiast Media segment, decreased $1,033 in 2006 due to continued weakness in single copy sales. Other revenues, including distribution and non-print revenues, increased $20,797 in 2006 compared to 2005, primarily due to an increase in the Enthusiast Media segment of $21,134, primarily due to the acquisition of Automotive.com in the fourth quarter of 2005. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $85,685 for the nine months ended September 30, 2006 compared to $90,880 for the same period of 2005. The decrease in operating income in 2006 primarily resulted from increased depreciation and amortization expenses due to the acquisition of Automotive.com, partially offset by a decrease in the provision for severance, closures and restructuring related costs at Enthusiast Media, as well as the decrease in Segment EBITDA primarily resulting from lower revenues in the Education segment. These reductions were partially offset by a decrease in non-cash compensation, primarily due to a modification of existing stock options in the third quarter of 2005, which resulted in an increase of non-cash compensation during that period at Corporate.

Net Income

The Company had net income of $59,599 in the nine months ended September 30, 2006 compared to $578,279 in the same period of 2005. The decrease in net income was primarily due to the net gains of $378,906 from the sale of About in the first quarter of 2005, and $219,000 from the sale of the Business Information segment in the third quarter of 2005.

Interest expense was $85,855 in the nine months ended September 30, 2006 down from $98,266 in the same period of 2005. In the nine months ended September 30, 2006, the Company recorded $11,559 as a reduction to interest expense for the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the Automotive.com acquisition. Excluding this reduction, the Company’s interest expense in 2006 slightly decreased, due to lower average debt levels, partially offset by higher interest rates.

Discontinued Operations

Statement of Accounting Pronouncement (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires sales, disposals of long-lived assets and businesses held for sale that meet certain criteria to be classified on the condensed statement of consolidated operations as discontinued operations and to reclassify prior periods accordingly. During the first quarter of 2005, the Company completed the sales of About.com and Bankers Training & Consulting Company and the financial services division of PRIMEDIA Workplace Learning. On April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. Also during 2005, the Company sold its Business Information Segment, including Ward’s Automotive Group, discontinued the operations of two magazines in the Enthusiast Media segment, discontinued the operations of its Software on Demand division within the Education segment, and decided to pursue the sales of its Crafts and History groups within the Enthusiast Media segment.

In the first quarter of 2006, the Company completed the sale of the History group and in the third quarter of 2006, the Company completed the sale of the Crafts group.

In the third quarter of 2006, the Company discontinued and sold its Gems group.

In accordance with SFAS No. 144, the financial results of all of these operations have been classified as discontinued operations on the condensed statements of consolidated operations for all periods presented. For the nine months ended September 30, 2006 and 2005, discontinued operations include a net gain on sale of businesses of $66,015 and $601,499, respectively.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. Prior to the adoption of this statement, the Company expensed the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” adopted on January 1, 2003 using the prospective method. Upon adoption of SFAS No. 123(R), the Company is also required to expense the fair value of any awards that were granted prior to January 1, 2003 and were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle, as required by SFAS No. 123(R), was $22, included in the nine months ended September 30, 2006.

Segment Results:

Enthusiast Media Segment (Includes Automotive, Outdoors, and Other groups)

Revenues, Net

Enthusiast Media revenues were $467,640 or 62.2% and $449,907 or 61.3% of the Company’s consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. Enthusiast Media revenues increased $17,733 or 3.9% in the the nine months ended September 30, 2006 compared to the same period of 2005 as follows:

	Nine Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$256,040	$258,422	(0.9)%
Circulation	149,709	150,742	(0.7)%
Other	61,666	40,532	52.1%
Intersegment revenues	225	211
Total	$467,640	$449,907	3.9%

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

Automotive:   Automotive Group revenue grew 8% in the nine months ended September 30, 2006. This revenue growth is primarily due to a significant increase in print advertising revenue in the Consumer Automotive Group, strong newsstand performance in the Performance Automotive Group, licensing fees from the producer of Motor Trend TV, and the impact of the acquisition of Automotive.com, which occurred in November, 2005. Continued weakness in almost all areas of the International Automotive Group continued to reduce results.

In the Consumer Automotive Group, the increase in advertising revenue was primarily due to increased advertising in Motor Trend and Automobile as well as the sale of five additional issues of Motor Trend Classic in the nine months ended September 30, 2006. The increase in television and radio revenue for the Group was attributable to licensing fees from Motor Trend TV.

In the Performance Automotive Group, the increases in newsstand revenue was largely due to the Company’s redesign efforts, including strong performance by the newly redesigned Hot Rod and Car Craft, and the expanded frequency of the Company’s Diesel Power magazine. In addition, overall Group performance was driven by strong results in events, partially offset by a slight decrease in television and radio revenue.

The Company’s reliance on automaker print advertising has historically been, and continues to be, relatively small. U.S. automaker print advertising in the nine months ended September 30, 2006 was just 4% of the Segment’s total print advertising revenue. Total automaker print advertising in the nine months ended September 30, 2006 was 11% of the Segment’s total, and non-automaker automotive print advertising (aftermarket parts and accessories, as examples) was 53% of the Segment’s total. These percentages reflect little change from last year. Through the nine months ended September 30, 2006, automaker print advertising revenue across the entire Enthusiast Media segment grew 2%.

Outdoors:   Outdoors Group revenue grew 0.2% in the nine months ended September 30, 2006, primarily due to due to the acquisition of Equine.com, which occurred in October, 2005, and growth in television and radio, offset by declines in subscriber and event revenue. The subscription revenue decline was due to a deliberate cut in direct marketing, as subscription levels in the Group’s rate-base publications exceeded rate-based requirements. The savings in direct marketing expense more than offset the loss in revenue. Despite new or increased revenue from non-endemic advertisers including Honda ATV, Suzuki ATV, and Activision video games, non-endemic advertising in the Outdoors Group declined due to the loss of non-endemic automaker advertising. Outdoors’ online revenue grew 25% organically during the nine months ended September 30, 2006. The Outdoors Group is capitalizing on the migration of brokerage advertising from print to internet with its October launch of Power & Motoryacht’s online brokerage site, leveraging technology and management from the Company’s acquisition of Equine.com.

Licensing and Merchandising:   Declines in toy sales caused a decline in group revenue, partially offset by strong retail performance of apparel and accessories lines, and the continued expansion of creative licensing programs launched under the Motor Trend and Lowrider brands.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 0.1% to $88,287 in the nine months ended September 30, 2006 from $88,348 in the same period of 2005. This decrease resulted primarily from lower print advertising revenues and increases in paper, ink and postage costs, partially offset by growth in non-print revenues and improvements in circulation profitability. In addition, in the nine months ended September 30, 2006, the Company recorded $852 of compensation expense resulting from the quarterly fair value measurement of the deferred purchase price liability arising from the forward agreement related to the CEO of Automotive.com, and $176 of CEO-related compensation expense due to the recording of the additional purchase price of Automotive.com. As a result, Segment EBITDA margin decreased to 18.9% for the nine months ended September 30, 2006 from 19.6% for the same period of 2005.

Operating Income

Operating income was $70,865 for the nine months ended September 30, 2006 compared to $74,987 for the same period of 2005, a decrease of $4,122, or 5.5%. This decrease was primarily driven by increased depreciation and amortization expenses due to the acquisition of Automotive.com, partially offset by a decrease in the provision for severance, closures and restructuring related costs.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentclicks, AmericanHomeGuides.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $244,036, or 32.4% and $236,429, or 32.2% of the Company’s consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. Consumer Guides revenues increased $7,607,or 3.2% in the nine months ended September 30, 2006 compared to the same period of 2005, as follows:

	Nine Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$201,691	$194,747	3.6%
Other	42,345	41,682	1.6%
Total	$244,036	$236,429	3.2%

Consumer Source’s advertising revenue growth was driven primarily by strong performance in the Segment’s New Home Guide and Auto Guide divisions, partially offset by declines in the Segment’s Apartment division. Other revenue’s increase reflects DistribuTech’s continued optimization of distribution locations that were unprofitable and not critical to Consumer Source’s core guides business.

Apartment Guide, ApartmentGuide.com, RentClicks.com:   The Segment’s largest business, representing 77% of advertising revenue, Apartment Guide/ApartmentGuide.com continues to face challenging market conditions in the multi-family housing industry. Total advertising revenue in the nine months ended September 30, 2006 declined 5%, primarily due to high occupancy rates across over half of the markets along with a reduced advertiser base as a result of continued losses from condominium conversions. Although the rate of condominium conversions has slowed considerably from this time last year, the lost advertiser base from conversions in prior periods continued to negatively impact the business in 2006. RentClicks performed well in the nine months ended September 30, 2006, organically growing revenue 94% versus last year, as the Company continued to add sales resources as part of the overall strategy for growing the business.

New Home Guide, NewHomeGuide.com:   The Segment’s New Home Guide/NewHomeGuide.com business, representing 17% of advertising revenue, continued to deliver strong results with total revenue growth of 39% in the nine months ended September 30, 2006. This strong growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders. The New Home division continues to rapidly grow its online presence.

Auto Guide, AutoGuide.com:   During the nine months ended September 30, 2006, the Segment’s Auto Guide business, representing 6% of advertising revenue, generated total revenue growth of 99%. This new division represents a $17 million business based on annualized revenue in the third quarter, and continues to have strong growth potential both within its existing markets and through new market expansion.

DistribuTech:   All of PRIMEDIA’s Consumer Source properties continue to benefit from the Company’s leading distribution business, DistribuTech. Consumer Source’s strategy is to continually optimize distribution for its own guides at minimal cost. DistribuTech’s strategy to optimize its distribution locations to best meet the distribution needs of the Consumer Source guides has historically and will continue to cause DistribuTech revenue to fluctuate.

Segment EBITDA

Consumer Guides Segment EBITDA increased $3,662, or 6.8% to $57,609 in the nine months ended September 30, 2006 from $53,947 in the same period of 2005. The increase in EBITDA is primarily due to increases revenues as discussed above, partially offset by an increase in operating costs over prior year, due to the acquisitions in 2005 and early 2006. Segment EBITDA margin increased to 23.6% in 2006 from 22.8% in 2005.

Operating Income

Operating income increased $1,008 or 2.2%, to $46,564 in the nine months ended September 30, 2006 from $45,556 in the same period of 2005. This increase was primarily driven by the increase in Segment EBITDA, partially offset by increased depreciation and amortization expenses due to the acquisitions in 2005 and early 2006, as well as increased charges for provision for severance, closures and restructuring related costs.

Education Segment (includes Channel One, FMG and PRIMEDIA Healthcare)

Revenues, Net

Education revenues were $40,596 or 5.4% and $48,231 or 6.6% of the Company’s consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. Education revenues decreased $7,635 or 15.8% in the nine months ended September 30, 2006 compared to the same period of 2005 as follows:

	Nine Months Ended September 30,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$17,056	$23,668	(27.9)%
Other	23,540	24,540	(4.1)%
Intersegment revenues	—	23
Total	$40,596	$48,231	(15.8)%

Education advertising revenues, which are generated entirely by Channel One, declined $6,612, or 27.9% in the nine months ended September 30, 2006 compared to the same period of 2005. Channel One’s decline in advertising revenue is mainly attributable to the ongoing impact of the expiration of large advertising contracts in late 2005 and last year’s loss of a large portion of its government advertising. Additionally, selling efforts in the current year haven’t been progressing as fast as anticipated. Channel One’s strategy is to broaden its revenue base beyond traditional advertising through creative sponsorships and the Internet, and to target organizational support for its public affairs programming.

Other revenue was down 4.1% in the nine months ended September 30, 2006 and primarily consists of revenue from PRIMEDIA Healthcare and FMG. PRIMEDIA Healthcare’s revenue increased 11% in the first nine months of 2006, due to management changes made and new strategic initiatives launched in late 2004. PRIMEDIA Healthcare has contracted more revenue in 2006 than in 2005. This increase was offset by a decrease in FMG’s revenue by 8.0% in the nine months ended September 30, 2006, due to lower direct mail revenues.

Segment EBITDA

Education Segment EBITDA decreased $7,033 to $(3,064) for the the nine months ended September 30, 2006 compared to the same period of 2005, primarily due to the decrease in revenues as described above.

Operating Loss

Education segment operating loss for the the nine months ended September 30, 2006 was $7,145 compared to $2,040 in the same period of 2005. This increase was primarily due to the decrease in Segment EBITDA primarily resulting from lower revenues as discussed above.

Corporate

Corporate Administrative expenses

Corporate administrative expenses were $20,553 for the the nine months ended September 30, 2006, up from $19,967 for the the nine months ended September 30, 2005, primarily due to reduced compensation expense resulting from headcount reductions and lower professional fees, offset by professional fees incurred related to the exploration of the separation of the Company’s businesses via a tax-free spin-off, and to a New York office consolidation.

Operating Loss

Corporate operating loss was $24,599 for the the nine months ended September 30, 2006, down 10.9% compared to $27,623 for the the nine months ended September 30, 2005. The derease was mainly due to a decrease in non-cash compensation, primarily due to a modification of existing stock options in the third quarter of 2005, which resulted in an increase of non-cash compensation during that period.

Discontinued Operations

In accordance with SFAS No. 144, the Company has classified the operating results of all of its divested entities and businesses held for sale as discontinued operations for all periods presented.

Enthusiast Media

The Company discontinued the following entities within the Enthusiast Media segment during 2005: About, Inc, Ward’s Automotive Group, the Crafts and History groups and two magazine titles (shut down). In February 2006, the Company completed the sale of the History group and during the third quarter of 2006, the Company completed the sale of the Crafts group.

During the third quarter of 2006, the Company discontinued and sold its Gems group, part of the Enthusiast Media segment.

Discontinued operations of the Enthusiast Media segment for the nine months ended September 30, 2006 and 2005 include revenue of $47,676 and $70,656, respectively. Operating income for the nine months ended September 30, 2006 and 2005, of $79,201 and $391,089, respectively, includes gains on sales of businesses, net of tax, of $66,132 and $379,076, respectively.

Education

The Company discontinued the operations of its Software on Demand division during 2005. Additionally, the Company completed the sale of its Workplace Learning division in 2005, excluding PRIMEDIA Healthcare.

Discontinued operations of the Education segment for the nine months ended September 30, 2006 and 2005 include revenue of $0 and $9,367, respectively, and operating income of $13 and $1,854, respectively. For the nine months ended September 30, 2005, discontinued operations include a gain on sale of business. This gain on sale of businesses, net of tax, was $3,423, and related to the sale of Workplace Learning’s Bankers Training Division.

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $164,967 are included in discontinued operations for the nine months ended September 30, 2005. Operating income of $235,915 includes a gain on sale of business. This gain on sale of business, net of tax, was $219,000 for the nine months ended September 30, 2005.

Liquidity, Capital and Other Resources

As of September 30, 2006, the Company had cash and unused credit facilities of $327,512, as further detailed below under “Financing Arrangements”, compared to $250,889 as of December 31, 2005. The use of this cash and unused credit facilities is subject to customary conditions in the Company’s debt agreements. The Company’s asset sales, debt redemption and investment in organic growth have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures for the remainder of 2006 and for the foreseeable future. The Company has no significant required debt repayments until 2010.

In connection with the evaluation of a possible spin-off of the Consumer Guides segment, the Company is reviewing the amount of its net operating losses (“NOLs”) as of December 31, 2005. Although the review is in process, the Company believes that it has substantial NOLs.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was a deficit of $39,333 at September 30, 2006 compared to a deficit of $22,032 at December 31, 2005.

Cash Flow—2006 Compared to 2005

Net cash provided by operating activities increased $27,652, to $32,290 in 2006, from $4,638 in 2005. This change is primarily due to lower debt service and improved working capital management, partially offset by decreased Segment EBITDA. For purposes of calculating net cash provided by operating activities, discontinued operations are included until sold or shut down. Hence, the results of the Business Information segment, About, PRIMEDIA Workplace Learning’s Bankers Training division and the remainder of PWPL were included in this calculation for the first three quarters of 2005 but not in the first three quarters of 2006 as these units were sold during 2005.

Net cash provided by investing activities decreased to $114,411 from $766,991 for the nine months ended September 30, 2006 and 2005, respectively. The primary reason for the decrease is the reduced proceeds from sales of businesses in the first three quarters of 2006 versus 2005. Proceeds were $151,848 in 2006 versus $816,502 in 2005.

Net cash used in financing activities was $82,124 for the first three quarters of 2006, compared to $329,885 for the first three quarters of 2005. The primary reason for the decrease is the redemption of Series D and F Exchangeable Preferred Stock in the second quarter of 2005.

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the nine months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$32,290	$4,638
Additions to property and equipment	(18,402)	(21,681)
Capital lease payments	(2,331)	(4,141)
Free Cash Flow	$11,557	$(21,184)
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$82,439	$82,997
Cash interest paid on shares subject to mandatory redemption(1)	$—	$26,457
Cash income taxes paid, net of refunds received	$4,503	$4,280
Cash paid for severance, closures and restructuring related costs	$4,901	$7,869

(1)          During 2005, the Company redeemed all of its outstanding shares subject to mandatory redemption (liquidation preference of approximately $475,000 for the year ended December 31, 2005 and $264,494 for the nine months ended September 30, 2005).

The Company’s Free Cash Flow improved in 2006 primarily due to lower debt service and improved working capital management, partially offset by decreased Segment EBITDA.

Financing Arrangements

Bank Credit Facilities

The bank credit facilities consisted of the following as of September 30, 2006:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$495,000	$771,795
Borrowings Outstanding	—	(495,000)	(495,000)
Letters of Credit Outstanding	(20,963)	—	(20,963)
Unused Bank Commitments	$255,832	$—	$255,832

The term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. At September 30, 2006, the weighted average variable interest rate on all outstanding borrowings under the bank credit facilities was 7.7%.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. For the nine months ended September 30, 2006, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, the Company may pay amendment fees under its bank credit facilities.

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

Senior Notes and Senior Note Redemptions

8 7/8% Senior Notes.   In the first quarter of 2006, the Company repurchased $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. In the second quarter of 2006, the Company repurchased $56,615 principal amount of its 8 7/8% Senior Notes for $55,262 plus $400 of accrued interest. As a result of these transactions, the Company recorded a gain of $336 net of the write-off of unamortized bond discount during the nine months ended September 30, 2006 The gain of $282 is included in the other income (expense), net line on the accompanying condensed statement of consolidated operations for the nine months ended September 30, 2006.

8% Senior Notes.   During October 2006, the Company redeemed $5,190 principle amount of its 8% Senior Notes due 2013 in two separate transactions for a total of $4,790 plus $164 of accrued interest. As a result, the Company recorded a gain of $400 net of the write-off of unamortized deferred financing costs and bond discount.

Contractual Obligations

There are no required significant debt repayments until 2010. The following are certain contractual obligations of the Company as of September 30, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,378,411	$10,190	$10,000	$593,411	$764,810
Interest on long-term debt obligations(1)	672,873	115,185	225,465	188,024	144,199
Capital lease obligations	3,253	1,135	1,365	753	—
Fair value of forward agreement(2)	13,303	—	13,303	—	—
Interest on capital lease obligations	470	217	208	45	—
Operating lease obligations(3)	194,578	43,382	60,007	35,433	55,756
Workplace Learning lease obligations(4)	15,231	5,262	3,704	3,101	3,164
Total Contractual Obligations	$2,278,119	$175,371	$314,052	$820,767	$967,929

(1)          Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)          Present value of expected future payments related to the acquisition of Automotive.com.

(3)          Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $64,868 as of September 30, 2006.

(4)          Present value of expected future payments related to Workplace Learning lease obligations, exclusive of a third party guarantee for up to $10,000 to be applied to the Company’s secondary liability . See Contingencies below for further detail.

The Company had no borrowings outstanding at September 30, 2006 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility matures in 2008, and the term loan B matures in 2013.

The Company has other commitments in the form of letters of credit of $21,115 aggregate face value which expire on or before September 30, 2007.

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. Under its bank credit facility and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which represent primarily Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facility and Senior Note agreements is guaranteed by each of the Company’s domestic subsidiaries in the Restricted Group (excluding Automotive.com) in accordance with the provisions and limitations of the Company’s bank credit facility and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facility or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facility, the Unrestricted Group’s results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facility agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired businesses.

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to operating income:

	For the Three Months Ended September 30, 2006	For the Twelve Months Ended September 30, 2006
EBITDA of the Restricted Group	$59,625	$224,299
EBITDA loss of the Unrestricted Group	(10,105)	(45,012)
Divestiture and other adjustments	(3,005)	(7,501)
Depreciation of property and equipment	(7,229)	(33,137)
Amortization of intangible assets and other	(3,479)	(21,396)
Severance related to separated senior executives	—	(1,775)
Non-cash compensation	(411)	(2,563)
Provision for severance, closures and restructuring related costs	(292)	(2,468)
Gain on the sales of businesses and other, net	—	101
Operating income	35,104	110,548
Other income (expense):
Interest expense	(33,574)	(118,116)
Interest on shares subject to mandatory redemption	—	(2,283)
Amortization of deferred financing costs	(630)	(2,677)
Other income (expense), net	787	(5,371)
Income (loss) from continuing operations before (provision) benefit for income taxes	1,687	(17,899)
(Provision) benefit for income taxes	(5,009)	(2,502)
Income (loss) from continuing operations	(3,322)	(20,401)
Discontinued operations	57,074	66,317
Cumulative effect of change in accounting principle	—	22
Net income	$53,752	$45,938

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended September 30, 2006	For the Twelve Months Ended September 30, 2006
Internet properties	$3,879	$14,715
Traditional turnaround and start-up properties	4,741	24,513
Related overhead and other charges	1,485	5,784
	$10,105	$45,012

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At September 30, 2006, this leverage ratio was approximately 6.0 to 1.

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

In 2006, the Company made certain lease payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company determined that it was probable that the Company would be responsible for the lease payments. As a result, as of September 30, 2006, the Company has a receivable of $10,000 included in prepaid expenses and other current assets for the amount due from the third party guarantor, and a total liability of $15,231 for the fair value of the future lease payments, net of estimated sublease income, on the accompanying condensed consolidated balance sheet. During the second quarter of 2006, the Company recorded a related provision in discontinued operations of $5,584 and a charge to discontinued operations of $1,643 for the net lease payments made by the Company prior to June 30, 2006. As of September 30, 2006, no further provisions were deemed necessary.

Critical Accounting Policies and Estimates

During the third quarter of 2006, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also requires entities to make further disclosures about uncertainties in their income tax position, and to include a rollforward of the tax benefits taken that do not qualify for financial statement recognition. The Company is in the process of assessing the impact of this Interpretation on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’

The SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in October of 2006, to address diversity in practice regarding the quantification of financial statement misstatements. SAB 108 requires that a company use both the “rollover” and “iron curtain” method (the two most commonly used methods) when quantifying misstatement amounts. The SEC staff believes that reliance on only one of these methods does not appropriately quantify all misstatements that could be material to financial-statement users. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006

Subsequent Events

Redemption of Senior Notes

During October 2006, the Company redeemed $5,190 principal amount of its 8% Senior Notes due 2013 in two separate transactions for a total of $4,790 plus $164 of accrued interest. As a result, the Company recorded a gain of $400 net of the write-off of unamortized deferred financing costs.

Filing of Form 10

In late 2005, the Company announced that its Board of Directors authorized management, along with advisors Goldman Sachs and Lehman Brothers, and counsel Simpson Thacher & Bartlett, to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies. The plan being contemplated would spin-off PRIMEDIA’s Consumer Guides Segment. In furtherance of the assessment of a potential spin-off, the Board of Directors approved the filing of a ruling request with the Internal Revenue Service and a Form 10 with the Securities and Exchange Commission (“SEC”). The IRS ruling request was filed during the third quarter, and the Form 10 was filed in November 2006. Although the Board has taken these additional steps, there has been no final decision on whether to complete the spin-off.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during the first nine months of 2006. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postal rates increased 5.4% in 2006. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by PRIMEDIA’s ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. The Company’s paper expense decreased approximately 1.3% in the third quarter of 2006 compared to 2005. Paper cost represented approximately 9.9% and 10.2% of the Company’s total operating expenses for the third quarter of 2006 and 2005, respectively.

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

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2006, there were no significant changes related to the Company’s market risk exposure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.                RISK FACTORS

There have been no material changes to the Company’s risk factors during the third quarter of 2006.

Item 6.                        EXHIBITS

(a)           Exhibits

10.1	Employment Agreement, dated September 15, 2006, between PRIMEDIA Inc. and Steven R. Parr(1)
31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Kevin J. Neary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Kevin J. Neary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)          Filed herewith.

(1)          Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K, filed September 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA INC.
(Registrant)
Date:	November 9, 2006	/s/ DEAN B. NELSON
(Dean B. Nelson)
Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date:	November 9, 2006	/s/ KEVIN J. NEARY
(Kevin J. Neary)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	November 9, 2006	/s/ ROBERT J. SFORZO
(Robert J. Sforzo)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)