Form 10-K
period 2006-12-31
PRIMEDIA INC
filed 2007-03-13
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

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

The aggregate market value of the voting common equity of PRIMEDIA Inc. (“PRIMEDIA”) which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $193.2 million. The registrant has no non-voting common stock.

As of February 28, 2007, 264,521,995 shares of PRIMEDIA’s Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: Part III of this Report on Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2007 Annual Meeting of shareholders to be held on May 23, 2007. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2006.

TABLE OF GUARANTORS

Exact Name of Registrant as Specified in its Charter	State or other Jurisdiction of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification Number
Canoe & Kayak, Inc.	Delaware	511120	41-1895510
Channel One Communications Corporation	Delaware	515120	13-3783278
Cover Concepts Marketing Services LLC	Delaware	541890	04-3370389
CSK Publishing Company, Inc.	Delaware	511120	13-3023395
Enthusiast Media Subscription Company, Inc.	Delaware	561499	20-1941137
Films for the Humanities & Sciences, Inc.	Delaware	512110	13-1932571
Go Lo Entertainment, Inc.	Delaware	561920	95-4307031
Consumer Source Holdings Inc. (f/k/a Haas Publishing Companies)	Delaware	511130	58-1858150
IntelliChoice, Inc.	California	511120	77-0168905
McMullen Argus Publishing, Inc.	California	511120	95-2663753
Motor Trend Auto Shows Inc.	Delaware	561920	57-1157124
Consumer Source Inc. (f/k/a PRIMEDIA Companies Inc.).	Delaware	551112	13-4177687
PRIMEDIA Enthusiast Publications, Inc.	Pennsylvania	511120	23-1577768
PRIMEDIA Finance Shared Services, Inc.	Delaware	551112	13-4144616
PRIMEDIA Holdings III, Inc.	Delaware	551112	13-3617238
PRIMEDIA Information Inc.	Delaware	511120	13-3555670
PRIMEDIA Leisure Group Inc.	Delaware	551112	51-0386031
PRIMEDIA Magazines Inc.	Delaware	511120	13-3616344
PRIMEDIA Magazine Finance Inc.	Delaware	511120	13-3616343
PRIMEDIA Special Interest Publications Inc.	Delaware	511120	52-1654079
PRIMEDIA Specialty Group Inc.	Delaware	551112	36-4099296
PRIMEDIA Workplace Learning LP	Delaware	611430	13-4119784
San Diego Auto Guide Inc.	Delaware	511120	06-1739688
The Virtual Flyshop, Inc.	Delaware	511120	01-0775104

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

PRIMEDIA Inc.

Annual Report on Form 10-K

December 31, 2006

PART I

ITEM 1.                BUSINESS.

General

PRIMEDIA Inc. (“PRIMEDIA” or the “Company”) is a targeted media company and its properties comprise more than 100 brands that connect buyers and sellers through print publications, Internet sites, events, licensing, merchandising and video. PRIMEDIA products compete in two principal operating segments (i) Enthusiast Media, which encompasses PRIMEDIA’s consumer magazines, Internet sites, events, licensing and merchandising and video, and (ii) Consumer Guides, which publishes and distributes free print guides across the United States, and operates classified listing Internet websites.

The results of these segments, consistent with past practice, are regularly reviewed by the Company’s chief operating decision makers and the executive team to assess the performance of each segment and to determine resource allocations among the segments. During the fourth quarter of 2006, the Company announced that it would classify its Education segment as a discontinued operation, due to the extent of the Company’s decision to sell the assets in this segment.

During the first quarter of 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of exploring the spin-off of the Consumer Guides segment.

PRIMEDIA Enthusiast Media encompasses the Company’s consumer magazines, the Internet, events, licensing and merchandising.

Enthusiast Media Products

Group	Publications	Web Sites	Events	Video Programs
Automotive	56	63	52	2
Recreation	14	19	13	0
Lifestyles	6	9	1	0
Total	76	91	66	2

For the year ended December 31, 2006, in the Enthusiast Media segment, 56% of revenues were from advertising, 31% from circulation and 13% from other sources. Circulation revenue is divided between newsstand sales and subscriptions, at 58% and 42%, respectively.

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

Brands

The Company publishes 56 automotive magazines, including consumer automotive titles such as Automobile and Motor Trend which cater to the high-end and new car automotive market, as well as highly specialized enthusiast titles such as Hot Rod, Truckin’, Super Street, Lowrider, Motorcyclist, 4Wheel & Off-Road and Four Wheeler. The Company’s automotive magazines represent the largest portfolio of magazines in the automotive category. Supplementing the automotive print publications, PRIMEDIA has a strong presence on the Internet with each of its related websites to each publication. In the high-end and new car markets, PRIMEDIA’s publications compete primarily against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.

The Company is a publisher of magazines for other enthusiast markets with such titles as Stereophile, Power & Motoryacht and EQUUS. The Company also publishes numerous magazines targeting action sports enthusiasts such as Surfing, Skateboarder and Snowboarder. The Company’s major competition in the enthusiast market includes the titles comprising the Time4Media division of Time Warner Inc., which are under contract for sale to the Bonnier Group. The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers. PRIMEDIA publishes two soap opera magazines, Soap Opera Digest and Soap Opera Weekly, which compete with Bauer Publishing.

The Company is focused on building multiple online revenue streams, including subscriber acquisition, transactions that connect buyers and sellers, lead generation and pay-per-click and other online advertising. During 2006, the Company continued to develop its Internet strategy with the integration of Automotive.com and Equine.com, and the launch of a boats marketplace, based on the Equine.com transactional model.

Automotive.com, incorporated in 1999, has proven expertise in car sales lead generation, search engine marketing, search engine optimization and a technology platform that can drive increased traffic and ultimately monetize that traffic into high quality lead generation. To obtain full advantage from this acquisition, PRIMEDIA contributed the valuable assets associated with its 52 automotive Internet sites to Automotive.com, creating new revenue opportunities for its portfolio of established automotive brands. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com and the auto Internet sites provides a platform for maximizing advertising and lead generation revenues across all those sites.

The Company also operates Retailvision, a specialty magazine distribution company, which distributes both Enthusiast Media and third party titles, is the largest specialty distributor of magazines and related items in the U.S. The wholly-owned subsidiary works with over 300 publishers and 46,000 retail locations to distribute a portfolio of nearly 850 titles on a monthly basis.

Recent Developments

Sale of Outdoors

During the fourth quarter of 2006, the Company began the exploration of the sale of its Outdoors group within the Enthusiast Media segment,  which consisted primarily of its hunting, fishing and shooting titles. In the first quarter of 2007, the Company completed the sale of its Outdoors group for $170.0 million in cash. The sale presented the Company with an opportunity to realize significant value, while at the same time maintaining its position with the 18-55 male demographic.

Exploration of Sale of Enthusiast Media Segment

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as market and other conditions are favorable. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. If the sale is completed, the Company will apply the proceeds from the sale to pay down debt.

Consumer Guides Segment

PRIMEDIA Consumer Guides is a publisher and distributor of free guides in the United States with Apartment Guide/ApartmentGuide.com, New Home Guide/ NewHomeGuide.com and Auto

Guide/AutoGuide.com. All of Consumer Guides’ products are free, dedicated directories of category specific content that attract consumers who are actively in the market to rent an apartment or buy a new home or a pre-owned automobile.

Consumer Guides Products

Category	Northeast	Southeast	Midwest	West	Total Print Guides	Online Web Guides
Apartments	23	21	14	19	77	ApartmentGuide.com RentClicks.com Rentals.com RentalHouses.com HomeRentalAds.com
New Homes	6	17	6	4	33	NewHomeGuide.com American Home Guides (350 unique sites)
Autos	4	5	2	2	13	AutoGuide.com
DistribuTech Exclusive Retail Locations	5,685	3,440	2,221	5,220	16,566	DistribuTech.net
Major Markets	Washington D.C., Philadelphia, Baltimore, Chicago	Atlanta, Tampa, Orlando, Miami, Charlotte	Dallas-Fort Worth, Houston, Austin, Kansas City	Phoenix, Las Vegas, Los Angeles, San Francisco, Denver

The Company believes that the targeted nature of its integrated media products provides its advertising customers with some of the most cost-effective channels available to reach their customers. The Company distributes approximately 37 million print guides annually through its proprietary distribution network, DistribuTech, the leading national distributor of free publications with approximately 60,000 distribution locations. The Company’s online guides are visited by approximately 49 million users annually and are marketed to end users through print guides, search engine optimization, email marketing and online advertising we purchase on a non-exclusive basis through an advertising agency, which places advertisements with companies such as Google, MSN, Yahoo and Advertising.com.

Apartments

PRIMEDIA Consumer Guides is the largest publisher and distributor of rental apartment guides in the U.S. with Apartment Guide publications in 74 regional markets with a combined monthly circulation of 1.5 million. Most of the Company’s Apartment Guide publications are distributed monthly to primary retail locations and available free to the consumer. The majority of Apartment Guide advertising revenue is generated by large apartment community managers who need to fill vacant apartments. The Company provides large unit apartment listings through its retail distribution and national web site ApartmentGuide.com. The goal is to provide cost effective advertising generating quality results to the advertiser.

The year 2006 provided significant challenges to this business, including continued condominium conversion activity that limited existing and potential customers from Apartment Guide markets and decreased vacancy rates. The Company attributes Apartment Guide’s relative stability in adverse conditions to its brand leadership, both in print and online.  The industry is seeing a slight decrease in occupancy rates at the end of the fourth quarter at 94.2% versus 95.0% at the end of the third quarter.

Advertisers in Apartment Guide receive an integrated media program that includes advertising in their local Apartment Guide magazine as well as a listing on ApartmentGuide.com. ApartmentGuide.com attracts approximately 1.6 million unique visitors per month and had over 17,000 apartment property listings as of December 31, 2006. The website offers many premium features not provided by its print products including virtual tours and flexible search functionality.

The majority of Apartment Guide customers purchase 12-month contracts, and, in 2006, approximately 88% of standard listing contracts were renewed when they expired. In 2006, Apartment Guide had more than 20,000 advertisers. Advertising in the apartment publications is generated by a 300 person sales force located throughout the United States. The Company’s national competitors, both print and online or online only, include Dominion Enterprises (publishers of For Rent), Network Communications Inc. (publishers of Apartment Finder), Classified Media Ventures (publisher of Apartments.com), and eBay (publishers of Rent.com).

In early 2006, the Company acquired RentClicks.com, an online marketplace for unit rental properties, which serves rental properties of less than 50 units, the largest segment of the rental market. RentClicks provides landlords, investors, and property managers with an efficient, easy to use Internet-based tool to advertise rental properties to qualified and informed rental customers. We believe that RentClicks provides a strong platform for growth that can both capture a new segment of the rental marketplace as well as recapture a portion of the Apartment Guide revenue lost to condominium conversion. In June 2006, the Company acquired HomeRentalAds.com and in January 2007, RentalHouses.com. These three websites target the less than 50 unit rental property market, which comprises about 85% of the total housing rental market. Effective February 2007, the apartment listings on Consumer Source’s RentalHouses.com, HomeRentalAds.com, RentClicks.com, and ApartmentGuide.com are accessible via the Company’s Rentals.com website, which now carries an estimated 62% of all paid small unit rental listings on the Internet.

New Homes

The Company is the leading publisher of new home guides with 33 publications in 25 major markets including Denver, Phoenix, Dallas-Fort Worth, Philadelphia, Orlando and Houston. The New Home Guide publications provide informational listings about featured new home communities with the majority of advertising revenue contributed by builders and developers. Most of the Company’s New Home Guide publications are published bi-monthly with a combined monthly circulation of approximately 700,000. The New Home Guide is available free to consumers at leading retailers in each market through the Company’s proprietary DistribuTech distribution network. New Home Guide advertisers purchase an integrated media package that includes advertising in their local print guide as well as a listing on Newhomeguide.com, which received over 3 million unique users in 2006 and featured almost 7,000 communities as of December 31, 2006. In 2006, the Company focused on strengthening its relationships with national clients.

The Company also owns the American Home Guide family of web sites that include 350 specific web sites that showcase new homes, including AmericanHomeGuides.com, FloridaGuide.com and ClickNewHomes.com. The Company’s New Home Guide clients are also listed on the American Home Guide family of sites, providing its advertisers with maximum exposure to potential new home buyers. Over 10 million visitors used the Company’s New Home websites in 2006. The Company’s New Home properties compete primarily with local newspapers and national competitors such as Network Communications, Inc. (publishers of New Home Finder), and Move, Inc. (publisher of Move.com).

Autos

The Company’s newest guide roll-out is Auto Guide and AutoGuide.com. Consumer Guides launched its first Auto Guide in Charlotte, North Carolina in March 2004 and expanded its presence to a total of 13 automotive publications in North Carolina, Georgia, Florida, Southern California, Wisconsin and New England. The Company believes that the auto sector represents an attractive opportunity for growth with an addressable advertising market that is greater than that of its core apartment advertising market. The Company attributes its ability to expand into this space to the availability of its proprietary distribution channels, successful direct media sales experience and results-driven business model that proves the value of its advertising to its clients.

Auto Guide markets an integrated media program to auto dealers that advertises their pre-owned auto inventory in high quality local publications available free to consumers at leading local retailers as well as on the national web site AutoGuide.com. AutoGuide.com, which was launched in the third quarter of 2005, includes comprehensive technical information on all auto listings, flexible search functionality and several advanced listing features that will allow dealers to highlight certain portions of their auto inventory.

Auto Guide competes in each local market with traditional mass media, including local television, radio, newspaper and outdoor. On a national basis, the Company’s main competitors are Trader Publishing Company (publisher of Auto Trader and Auto Mart), Classified Media Ventures (publisher of Cars.com) and eBay (publisher of eBay Automotive).

DistribuTech

DistribuTech, the nation’s largest distributor of free publications distributes PRIMEDIA’s consumer guides and over 2,400 third-party titles. In 2006, publications were distributed to approximately 60,000 leading grocery, convenience, video and drug stores, universities, military bases, major employers and other locations in 73 metropolitan areas. Approximately one-third of these locations have exclusive distribution agreements with DistribuTech. The guides are typically displayed in free-standing, multi-pocket racks located in high-visibility, high traffic locations at the entrance or exit of major retailers. DistribuTech generates revenues by leasing rack pockets to other publications and providing warehousing and delivery distribution services to these publications. DistribuTech stocks the racks at each location an average of two to three times per week. DistribuTech competes for third-party publication distribution primarily on the basis of its prime retail locations and its service. DistribuTech’s principal competitor is Dominion Distribution Services, a division of Dominion Enterprises.

Divestitures

The Company has traditionally managed its portfolio of media assets by opportunistically divesting assets no longer part of to the Company’s overall strategy. In 2006, PRIMEDIA continued to focus on reducing the amount of debt on its balance sheet.

In September 2006, the Company discontinued and sold its Gems group within the Enthusiast Media segment.  In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, which consists primarily of its hunting, fishing and shooting titles. The sale presented the Company with an opportunity to realize significant value. The sale was completed during the first quarter of 2007. Also during the fourth quarter of 2006, the Company announced that it would classify its Education segment as a discontinued operation, in accordance with accounting principles generally accepted in the United States, due to the Company’s decision to sell the assets in this segment.

During 2006, the Company completed the sales of its Crafts and History groups which were classified as discontinued operations during 2005.

Financial results for these divestitures and divestitures planned as of December 31, 2006 are reported in discontinued operations on the statements of consolidated operations for all periods presented.

Production and Fulfillment

Virtually all the Company’s print products are printed and bound by independent printers. The Company believes that because of its buying power, outside printing services have been and can be purchased at favorable prices. The Company provides most of the content for its Web sites but outsources technology and production.

The principal raw material used in the Company’s products is paper which is purchased directly from several paper mills, including three of the industry’s largest paper mills, and from merchants. Paper prices did not increase during 2006.

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

Company Explores Sale of its Enthusiast Media Businesses in Lieu of Spin-Off

In late 2005, the Company announced that its Board of Directors authorized management to explore the separation of its businesses via a tax-free spin-off into two separate publicly-traded companies. The plan contemplated a spin-off of PRIMEDIA’s Consumer Guides segment. In furtherance of the assessment of a potential spin-off, the Board of Directors approved the filing of a ruling request with the Internal Revenue Service and a Form 10 with the Securities and Exchange Commission (“SEC”). The Company has received a favorable IRS ruling and has taken substantial steps to finalize the registration statement on Form 10 and comply with the applicable rules and regulations of the Securities and Exchange Commission related thereto.

In February 2007, however, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of exploring the spin-off. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. If the sale is completed, the Company will apply the proceeds from the sale to pay down debt. The spin-off remains an option.

Employees

During 2006, the Company’s headcount declined primarily due to divestitures and consolidation of certain functions. As of December 31, 2006, the Company had approximately 2,800 full time equivalent employees compared to approximately 3,200 at the end of 2005. None of its employees are union members. Management considers its relations with its employees to be good.

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

The Company holds regular conference calls to inform investors about the Company. To obtain information on these calls or to learn more about the Company please contact:

ERIC M. LEEDS

Senior Vice President, Investor Relations

Tel: 212-745-1885

The 2007 PRIMEDIA Annual Meeting of Shareholders will be held on Wednesday, May 23, 2007 at 10 a.m, at the Peninsula Hotel, 700 Fifth Avenue, New York, NY.

Available Information

The Company’s Internet address is: www.primedia.com. The Company makes available free of charge through its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as any other filings, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

ITEM 1A.        RISK FACTORS

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

General economic trends, as well as trends in advertising spending and competition, may reduce our advertising and circulation revenues.

Our advertising revenues are subject to the risks arising from adverse changes in domestic and global economic conditions and possible shifting of advertising spending amongst media. A decline in the level of business activity of certain of our advertisers, including U.S. and non-U.S. automobile manufacturers, could have an adverse effect on our revenues and profit margins. Additionally, high levels of condominium conversions limited existing and potential customers from Apartment Guide markets and decreased vacancy rates in markets with higher condominium conversions, constraining growth in our Consumer Source segments. Extraordinary weather conditions can impact newsstand sales, advertising revenues and other revenues like distribution. Any adverse impact of economic conditions on the Company is difficult to predict but it may result in reductions in advertising revenue. Additionally, if geopolitical events negatively impact the economy or advertising spending patterns change, our results of operations may be adversely affected.

We have substantial indebtedness, which consumes a significant portion of the cash flow that we generate.

A significant portion of our cash flow is dedicated to the payment of interest on indebtedness which reduces funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

Our debt instruments limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreements and indentures governing our indebtedness impose specific operating and financial restrictions on us. These restrictions impose conditions or limitations on our ability to, among other things:

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

Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. Moreover, the instruments governing almost all of our indebtedness contain cross-default provisions so that a default under any of our indebtedness may result in a default under our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we might not be able to satisfy our debt obligations, which could have a substantial adverse effect on our ability to continue as a going concern. We may not be able to comply with these restrictions in the future or, in order to comply with these restrictions, we may have to forego opportunities that might otherwise be beneficial to us.

Kohlberg Kravis Roberts & Co. L.P., or KKR, has control of our common stock and has the power to elect all the members of our board of directors and to approve any action requiring stockholder approval.

As of December 31, 2006, approximately 60% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P., a New York limited partnership (“KKR Associates”), and KKR GP 1996 LLC, a Delaware limited liability company (“KKR GP 1996”), each are an affiliate of KKR, the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, two of whom are also our directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

If we do not continue to innovate and provide online products and services that are useful to users, our revenues and operating results could suffer.

The Company has been and remains focused on building multiple online revenue streams, including subscriber acquisition, transactions that connect buyers and sellers, lead generation and pay-per-click and other online advertising. We believe that a key success factor of our business is our ability to successfully integrate our previously implemented Internet strategy and to continue to provide online products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in search, online advertising and providing information to consumers. As a result, we must continue to invest resources in order to enhance our technology and our existing products and services and introduce new high-quality products and services that consumers can easily and effectively use.

Increases in paper and postage costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our print products and direct mail solicitations. The Company incurred paper price increases in both 2004 and 2005 after many years of stable or declining prices, with no increases during 2006. However, worldwide demand, strikes and extraordinary weather conditions could result in higher prices in 2007. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Postal rates increased in 2006 by approximately 5.4%. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

We depend on some important employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our key employees. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our management, sales and editorial teams. The loss of the services of any of our key employees may harm our business. The Company does not have any key man life insurance.

We may be unable to realize the benefits of our net operating loss carryforwards and, as a result, lose our future tax savings, which could have a negative impact on our liquidity and financial position.

Net operating losses may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. The amount of NOLs we have has not been validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in liability in the future for income taxes. Based on current federal corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings. However, if we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Our inability to utilize available NOLs, if any, could result in the Company being required to pay substantial additional federal and state taxes and interest, which may adversely affect our liquidity and financial position.

Future legislation may result in our inability to realize the tax benefits of our NOLs.

It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with our NOLs. However, we are not currently aware of any proposed changes in the tax laws or regulations that would materially impact our ability to use available NOLs, if any.

Our use of NOL carryforwards could be limited by ownership changes.

In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Internal Revenue Code (“Code”), Section 382 of the Code imposes further limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period. Therefore, the future utilization of our NOLs may be subject to limitation for regular federal income tax purposes.

We cannot be certain that the limitations of Section 382 will not limit or deny in full our future utilization of available NOLs, if any. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest. Moreover, we cannot be certain that future ownership changes will not limit or deny in full our future utilization of all of available NOLs, if any.

If we cannot utilize available NOLs, if any, we may be required to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity and financial position.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES.

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2006. These properties were leased by the Company initially for use in its operations but as a result of divestitures and consolidations, certain of these properties are now leased to third party tenants. Of the total of approximately 1.8 million rentable square feet currently under lease, approximately 490,570 rentable square feet are fully subleased to third parties. The locations presently used by the Company for its operations are considered adequate by the Company for its present needs.

Principal Locations	Principal Use	Approximate Rentable Square Feet (rsf)	Type of Ownership Expiration Date of Lease
New York, NY 745 Fifth Ave.	Executive and administrative offices (Corporate)	81,041	Lease expires in 2008, 42,768 rsf sublet
Los Angeles, CA 6420 Wilshire Blvd.	Executive and administrative offices (Enthusiast Media)	207,469	Lease expires in 2009, 75,070 rsf currently sublet
New York, NY 261 Madison Ave.	Executive and administrative offices (Enthusiast Media)	93,200	Lease expires in 2017
Anaheim, CA 2400 Katella Ave.	Executive and administrative offices (Enthusiast Media)	33,522	Lease expires in 2008
Harrisburg, PA 6405 Flank Drive	Executive and administrative offices (Enthusiast Media)	32,000	Lease expires in 2009
Placentia, CA 774 Placentia	Executive and administrative offices (Enthusiast Media)	28,599	Lease expires 2011
Tampa, FL. 9002-9036 Brittany Way	Executive and administrative offices (Enthusiast Media)	22,692	Lease expires 2014
Anaheim, CA 2570 E. Cerritos	Executive and administrative offices (Enthusiast Media)	20,046	Lease expires 2011
Harrisburg, PA 6375 Flank Drive	Executive and administrative offices (Enthusiast Media)	14,107	Lease expires in 2014
Norcross, GA 3585 Engineering Drive	Executive and administrative offices (Consumer Guides)	79,969	Lease expires in 2016
Carrolton, TX 4101 International Parkway	Executive and administrative offices, small printing and video duplication (Education)	205,750	Lease Expires 2014
Lawrenceville, NJ 2572 Brunswick Pike	Printing and video duplication (Education)	54,000	Lease Expires 2013
New York, NY 1440 Broadway	Sublease	206,801	Lease expires in 2015, fully sublet as of 12/31/06

ITEM 3.                LEGAL PROCEEDINGS.

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

PRIMEDIA Common Stock is listed on the New York Stock Exchange, under the ticker symbol “PRM”. As of February 28, 2007, there were 889 holders of record of PRIMEDIA Common Stock. The Company has not paid and has no present intention to pay dividends on its Common Stock. In addition, the Company’s bank credit facilities and Senior Notes impose certain limitations on the amount of dividends permitted to be paid on the Company’s Common Stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital and Other Resources—Financing Arrangements.” High and low sales prices for 2006 and 2005, as well as close prices on the last day of the quarter were as follows:

	2006 Sales Price
Quarters Ended	High	Low	Close
March 31	$2.40	$1.50	$2.07
June 30	$2.09	$1.20	$1.83
September 30	$1.88	$1.33	$1.52
December 31	$1.90	$1.45	$1.69

	2005 Sales Price
Quarters Ended	High	Low	Close
March 31	$4.44	$3.35	$4.35
June 30	$4.75	$3.35	$4.05
September 30	$4.75	$3.80	$4.09
December 31	$4.20	$1.48	$1.61

From January 1, 2007 through February 28, 2007, the high price for the stock was $2.75, the low price was $1.62 and the closing price on February 28, 2007 was $2.45.

Equity Compensation Plan Information

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of shareholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2006.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended (the “Exchange Act”) shall not be deemed incorporated by reference into any filing of the Company under the Exchange Act or the Securities Act of 1933, as amended.

The following graph assumes a $100 investment on December 31, 2001 (including reinvestment of all dividends) in the Company’s common stock, the S&P 500 Index and a composite peer group of companies in the Company’s line of business. Prior to 2006, the peer group consisted of Emmis Communications Corp., Martha Stewart Living Omnimedia, Inc., Meredith Corp., Penton Media, Inc. and Reader’s Digest Association Inc. (Class A). For the year ended December 31, 2006, we analyzed the composition of the original peer group and determined that the new peer group (in  which we removed Emmis Communications Corp. and Penton Media, Inc. and included Autobytel Inc.) provides a more comparable benchmark. The stock performance on the following graph is not necessarily indicative of future stock price performance:

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
PRIMEDIA Inc.	$100	$47	$65	$87	$37	$39
S&P © 500	$100	$78	$100	$111	$117	$135
Old Custom Peer Group (5 Stocks)	$100	$82	$94	$97	$95	$98
New Custom Peer Group (4 Stocks)	$100	$85	$97	$108	$103	$114

The 5-Stock Custom Peer Group consists of Emmis Communications Corp., Martha Stewart Living Omnimedia, Inc., Meredith Corp., Penton Media, Inc. and Reader’s Digest Association Inc. (Class A).

The 4-Stock Custom Peer Group consists of Autobytel Inc., Martha Stewart Living Omnimedia, Inc., Meredith Corp., and Reader’s Digest Association Inc. (Class A).

ITEM 6.                SELECTED FINANCIAL DATA.

The selected consolidated financial data were derived from the audited consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

During 2006, the Company sold its Gems group within the Enthusiast Media segment, announced the plan to sell its Outdoors group within the Enthusiast Media segment, and announced that it will actively pursue the sale of its Education segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the results of these operations as discontinued operations for all periods presented.

PRIMEDIA INC. AND SUBSIDIARIES

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except share and per share amounts)
Operating Data:
Revenues, net(1)	$849,309	$821,728	$803,554	$801,662	$773,732
Depreciation and amortization of property and equipment	26,105	23,706	24,186	25,120	11,015
Amortization of intangible assets and other(2)(3)	10,757	5,822	6,045	11,363	(13,976)
Operating income	107,737	106,018	113,882	99,468	87,923
Interest expense	(125,546)	(130,349)	(123,098)	(121,581)	(136,326)
Loss from continuing operations	(27,667)	(66,770)	(64,884)	(57,375)	(105,613)
Discontinued operations	65,897	631,388	100,354	96,247	(105,302)
Cumulative effect of a change in accounting principle(3)	22	—	—	—	(388,508)
Net income (loss)	38,252	564,618	35,470	38,872	(599,423)
Preferred stock dividends(6)	—	—	(13,505)	(41,853)	(47,656)
Income (loss) applicable to common shareholders	38,252	564,618	21,965	(2,981)	(647,079)
Basic and diluted income (loss) applicable to common shareholders per common share(4):
Loss from continuing operations	$(0.10)	$(0.25)	$(0.30)	$(0.38)	$(0.60)
Discontinued operations	0.25	2.40	0.38	0.37	(0.42)
Cumulative effect of a change in accounting principle(3)	0.00	—	—	—	(1.53)
Net income (loss)	$0.15	$2.15	$0.08	$(0.01)	$(2.55)
Basic and diluted common shares outstanding (weighted average)	263,985,991	263,031,543	260,488,000	259,230,001	253,710,417
Balance Sheet Data:
Intangible assets and goodwill, net	$862,025	$994,581	$1,145,463	$1,178,941	$1,323,560
Total assets	1,254,329	1,389,468	1,559,048	1,636,121	1,835,620
Long-term debt(5)	1,316,959	1,456,770	1,635,964	1,562,441	1,727,677
Shares subject to mandatory redemption (Exchangeable preferred stock)(6)	—	—	474,559	474,559	484,465

Notes to Selected Financial Data (dollars in thousands)

(1)          As a result of entities classified as discontinued operations during 2006 and the related requirements of SFAS No. 144, the Company reclassified amounts from revenues, net, to discontinued operations for the years ended December 31, 2005, 2004, 2003, and 2002 as follows:

	Years Ended December 31,
	2005	2004	2003	2002
Revenues, net (as reported in 2005 Form 10-K)	$990,571	$969,796	$974,417	$1,007,234
Less:
Effect of SFAS No. 144	168,843	166,242	172,755	233,502
Revenues, net (as reclassified)	$821,728	$803,554	$801,662	$773,732

(2)          Includes an impairment of intangible assets, goodwill and other, of $2,337 and $7,319, for the years ended December 31, 2003 and 2002, respectively.

(3)          In connection with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, the Company recorded an impairment charge related to its goodwill and certain indefinite lived intangible assets as a cumulative effect of a change in accounting principle. Additionally, SFAS No. 142 prohibited the amortization of goodwill and indefinite lived intangible assets, effective January 1, 2002.

Effective January 1, 2006, PRIMEDIA adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. Prior to the adoption of this statement, the Company expensed the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” adopted on January 1, 2003 using the prospective method. Upon adoption of SFAS No. 123(R), the Company is also required to expense the fair value of any awards that were granted prior to January 1, 2003 and were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle, as required by SFAS No. 123(R), was $22, included in the year ended December 31, 2006.

(4)          Income (loss) per common share has been determined based on income (loss) applicable to common shareholders, divided by the weighted average number of common shares outstanding for all years presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants at December 31, 2006, 2005, 2004 and 2003, and 11,370,000 at December 31, 2002; and 19,815,029, 20,712,058, 25,502,277, 28,548,319 and 29,068,881 stock options at December 31, 2006, 2005 2004, 2003 and 2002, respectively. Potentially dilutive securities were not included in the computation of diluted income (loss) per common share because the effect of their inclusion would be anti-dilutive.

(5)          Excludes current maturities of long-term debt.

(6)          The Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, prospectively, effective July 1, 2003, which requires the Company to classify as long-term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. Such stock is described as shares subject to mandatory redemption and dividends on these shares are now described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS No. 150 increased the loss from continuing operations for the years ended December 31, 2005, 2004 and 2003 by $24,956, $45,124 and $22,547, respectively, which represents interest on shares subject to mandatory redemption of $24,203, $43,780 and $21,889 and amortization of issuance costs of $753, $1,344 and $658 which are included in the amortization of deferred financing costs on the accompanying statements of consolidated operations. If SFAS No. 150 was adopted on January 1, 2001, loss from continuing operations would have increased by $22,670 and $18,431 for the years ended December 31, 2003, and 2002, respectively. The 2003 and 2002 increase to loss from continuing operations has been reduced by a net gain of $944 and $32,788, respectively, on exchanges of the shares subject to mandatory redemption. During 2005, the Company purchased all of its outstanding shares subject to mandatory redemption.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS).

Introduction

The following discussion and analysis summarizes the financial condition and operating performance of the Company and its business segments and should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Executive Summary

Our Business

PRIMEDIA is a targeted media company doing business in the United States. The Company’s properties comprise more than 100 brands that connect buyers and sellers through print publications, Internet sites, events, licensing, merchandising and TV video programs. The Company’s products compete in two principal operating segments: (i) Enthusiast Media, which encompasses the Company’s consumer magazines, Internet sites, events, licensing and merchandising, and (ii) Consumer Guides, which publishes and distributes free guides throughout the United States, and operates classified listing Internet websites.

PRIMEDIA’s revenues are generated from advertising (print and online), circulation (subscriptions and newsstand sales) and other sources including online lead generation and transactions, events, third party distribution, television and video programs, list rental, brand licensing and merchandising. Operating Expenses, for Segment EBITDA purposes, include cost of goods sold (paper, printing and binding), exclusive of depreciation of property and equipment; marketing and selling (promotion, advertising and payroll); distribution, circulation and fulfillment (postage, shipping, distribution fees and payroll); editorial (content and payroll); and other general and corporate administrative expenses (rent and payroll) (excluding non-cash compensation) (collectively referred to as “Operating Expenses”). See Why We Use the Term Segment EBITDA below.

Background

PRIMEDIA was a broad-based media enterprise resulting from a series of acquisitions and comprised of numerous disparate assets. Since 2001, the Company has been opportunistically divesting and acquiring selective properties in order to better focus on its core businesses and de-leverage the Company. At December 31, 2006, the Company’s net debt was approximately $1,320,000 versus net debt and preferred stock of approximately $2,700,000 at December 31, 2001. The Company has been positioning itself as a highly focused targeted media company and has invested in its businesses to drive growth.

Additionally, to counter the effects of the weakness in the print advertising environment, the Company has aggressively attacked its cost structure. The Company also realigned and reorganized its management structure to better reflect its emphasis on delivering products and brands to the marketplace to achieve organic growth. These initiatives have resulted in charges for restructuring costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

Overall, these actions have made the Company a more efficient organization with a strengthened balance sheet and improved liquidity.

Business Trends

The print media industry continues to be adversely affected by the shift to alternative forms of advertising, an overall advertising environment that is softer than historical norms and declining newsstand sales of consumer magazines. Additionally, high levels of condominium conversions, coupled with lower mortgage rates have spurred housing purchases and limited existing and potential customers for Apartment Guide markets, while some markets experienced decreased vacancy rates and lower advertising spending.

Company Strategy

The Company’s strategy is to focus on its core targeted media businesses and grow by leveraging and expanding its brands. During 2006, the Company focused on integrating and growing the business launched and expanded in 2005. PRIMEDIA is well positioned to capitalize on the shift away from mass advertising to targeted media.

The Company is implementing its organic growth strategy through various actions, including:

•     expanding Internet sites, particularly in developing new transactional marketplaces,

•       improving existing products and optimizing distribution,

•       leveraging its dominance in the highly targeted male 18-55 advertising market,

•       broadening its advertiser base to include non-endemic national advertisers,

•       leveraging its well known brands through extensions including events, television, radio, licensing and merchandising.

At the same time, the Company continues to focus on cost reduction which could be utilized to fund various elements of its growth strategies.

The Company’s business segments are highlighted in the segment discussions below and in the Results of Operations section.

2006 Summary Consolidated Results

In 2006, revenues were $849,309, up 3.4% as compared to $821,728 in 2005. Revenue increased at the both the Company’s Enthusiast Media segment and Consumer Guides segment. In 2006, Operating Expenses were $698,951 up 3.3% compared to 2005. In 2006, operating income was $107,737 up 1.6% from $106,018 in 2005. Net income was $38,252 in 2006 compared to $564,618 in 2005, as 2005 included gains on the sales of the Business Information Segment of $221,978, About, Inc. of $378,930, PRIMEDIA Workplace Learning of $2,806 and Ward’s of $501, and 2006 included gains on the sales of the Crafts group of approximately $45,400 and the History group of approximately $13,500.

Segment Strategy

•       Enthusiast Media—Enthusiast Media’s revenues are generated from advertising (print and online), circulation (subscriptions and newsstand sales) and other sources including online lead generation, events, third party distribution, television programs and brand licensing. Enthusiast Media’s strategy is to attract an increasing number of enthusiasts to its media properties, to capture a larger share of ad revenue and ultimately, to capture a growing portion of the thousands of dollars that enthusiasts spend on their avocations each year. In the past, Enthusiast Media generated revenue primarily through advertising and magazine sales. By adding Automotive.com and Equine.com to its portfolio, the Business has extended its model to include fees for connecting buyers and sellers.

Enthusiast Media has positioned itself to capitalize on the shift away from mass advertising to targeted media. The Business’ strategy is to focus on its core targeted media businesses and to grow by leveraging and expanding its market-leading brands. Enthusiast Media has made organic growth its top priority, bolstered by select, opportunistic acquisitions.

•       Consumer Guides—Continued focusing on bringing the 2005 Auto Guide launches to profitability, and expanding its presence in the online marketplace for small unit rental properties with the acquisition of RentClicks.com in early 2006. This segment of the market, which consists of rental houses, town homes, condos and single unit apartment accounts for approximately 70% of the total rental market. Consumer Guides believes that it can capture a new segment of the rental marketplace as well as recapture a portion of the Apartment Guide revenue lost to condominium conversion.

Enthusiast Media

Enthusiast Media

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It includes the Company’s Automotive, Recreation and Lifestyles magazine groups, Internet sites, events, and licensing and merchandising. In 2006, revenues for the Enthusiast Media segment were $524,836, up 4.0%, and Segment EBITDA (as defined below) was $97,411, down 0.8%, compared to 2005.

The Company’s strategy for this segment is to drive growth through:

•       expand the Internet business and continue to diversify its revenue model,

•       continue to improve product quality and optimize distribution,

•       capitalize on well-known brands through product extensions and spin-off publications,

•       leverage the 18-55 male audience to attract further non-endemic national advertisers, and

•       complement organic growth with a targeted and disciplined merger and acquisition strategy.

Expand Internet Operations and Continue to Diversify its Revenue Model

Enthusiast Media has already successfully extended its print brands online, with over 90 websites that have a combined 13 million unique visitors and over 100 million page views per month. Enthusiast Media is now in the process of creating vertical-specific portals that group its digital assets by vertical and provide its visitors with enhanced features and new online services. Enthusiast Media’s acquisitions in 2005 of Automotive.com and Equine.com were an important step in this direction. Both online properties are leading players in their respective verticals, with experienced management teams and state-of-the-art platforms that can be leveraged across Enthusiast Media’s portfolio of online assets.

Improve Product Quality and Optimize Distribution

Enthusiast Media continues to enhance the quality of the senior editorial and art director team. In 2006, over 25 new staff members joined the editorial and art departments, including two new editors and two new art directors that were hired from outside the country. Historically, editorial oversight was managed by having the editors of individual titles report directly to publishers or business heads. To ensure that Enthusiast Media realized the maximum benefit from its top editorial talent, the editorial reporting structure was modified, with like subject matter titles organized into 11 groups. Each group is managed by a senior editor and art director. These individuals are responsible for editing the largest publication in the group and for providing direction and support to the editors and art directors of the other publications in the group.

Enthusiast Media’s strategic initiative to improve the product and editorial content of its magazines increased revenue, which well exceeded the redesign costs. Product and editorial content improvement and redesigns are expected to lead to additional improvement in both newsstand and subscription performance. There are significant opportunities to apply this proven process to the remainder of the portfolio, particularly in the Truck, Motorcycle, Marine and Action Sports segments, where none of the titles have gone through the process to date. Building on Enthusiast Media’s redesign program, it has established a more coordinated effort to capitalize on the advertising, content and design expertise to increase efficiencies, manage costs and appropriately utilize talent.

The Company continues to optimize circulation draw and distribution to improve profitability. During 2006, PRIMEDIA reduced draw by 13.2 million copies, or 7.7%. Based on the success of the program, the Company is implementing further reductions in 2007.

Capitalize on Well-Known Brands Through Product Extensions and Spin-off Publications

Due to management’s lack of focus on product extensions up until 2006, Enthusiast Media has only just begun to leverage its highly recognized brands and valued content through product and distribution channel extensions such as events, television, radio and licensing. Enthusiast Media’s auto shows and motorcycle events have resonated with enthusiasts across the country and Enthusiast Media is considering expanding the model further. Enthusiast Media recently partnered with Multicast Networks Group in its first television network, Motor Trend TV, which is scheduled to launch in 2007. If successful, Enthusiast Media could consider launching additional Enthusiast Media-branded TV shows.

With household names like Motor Trend or Hot Rod, Enthusiast Media has also partnered with consumer product companies such as Procter & Gamble and manufacturers such as Auto Trade and Alltrade Tools to co-brand a wide variety of products, including car-care products and automotive accessories. Enthusiast Media plans to pursue these types of partnerships more aggressively, as part of its strategy to diversify its revenue base. Contribution margins on licensing are very high, so by further pursuing these opportunities, management expects to be able to achieve incremental bottom line growth with very little risk.

Leverage the 18-55 Male Audience to Attract Further Non-Endemic National Advertisers

As one of the few media companies that reaches men between the ages of 18 and 55 through both print and digital media formats, Enthusiast Media continues to attract non-endemic advertisers that target this highly valued demographic. Enthusiast Media’s major non-endemic advertisers include Geico, Canon, Procter & Gamble and Campbell’s. Non-endemic advertising represents 12% of total print advertising for the segment’s business.

Enthusiast Media boasts entrenched relationships with several Fortune 500 companies. As evidenced by the charts below, which show Enthusiast Media’s advertising revenue from its top clients, Enthusiast Media enjoys a well-diversified revenue base from its leading advertising clients, with the top 30 advertisers accounting for less than 30% of total revenue in 2006. Enthusiast Media’s automotive groups also have a highly diversified client base, with US Original Equipment Manufacturers (“OEM”s)’ representing only 5% of total print advertising sales. Non-US OEM advertising sales represent only 8% of total print advertising revenue.

Complement Organic Growth With a Targeted and Disciplined Merger and Acquisition Strategy

Since its founding, Enthusiast Media has successfully grown its product portfolio through a disciplined approach of identifying and acquiring relatively small niche media businesses. Enthusiast Media’s business model is highly scalable and offers a unique platform for growth through add-on acquisitions. Enthusiast Media has focused on acquiring complementary titles and businesses that serve targeted customer bases within specific market segments. Acquisitions in these smaller, relatively less-visible niches are typically below the radar screen of major media players and, therefore, are completed at comparatively low multiples because of the lack of competition.

In acquiring these businesses, Enthusiast Media prefers to retain management teams who are often highly entrepreneurial. By retaining management talent and through the exchange and implementation of best practices, as well as cost savings directly attributable to economies of scale, Enthusiast Media has rapidly expanded its reach and improved its ability to serve a variety of customers.

Consumer Guides

Consumer Guides

Revenues for the Consumer Guides segment were $324,521, up 2.3%, and Segment EBITDA was $81,274, up 8.5% compared to 2005.

Apartment Guide

The segment’s largest business, Apartment Guide and its online property, ApartmentGuide.com, maintained its market leadership position in the most difficult market conditions in the business’s 32-year history. The year continued to present significant challenges, including continued high levels of condominium conversions that eliminated existing and potential customers from Apartment Guide markets and decreased vacancy rates in markets with high condominium conversion. Apartment Guide revenue was down 5.2% in 2006. The Company attributes Apartment Guide’s relative stability in these adverse market conditions to its established brand both in print and online.

The Company continues to capitalize on the online potential of the Apartment Guide business. ApartmentGuide.com grew unique users 24% in 2006, and continues to be a recognized brand in the apartment rental industry. “Apartment Guide Printernet,” Apartment Guide’s combined offering of print and Internet media, provided approximately 8 million leads to customers in 2006.

Auto Guide

With a potential advertising market that is larger than that of the apartment industry, the Company  believes that Auto Guide represents a very attractive long-term opportunity that is at least comparable to its 31-year old Apartment Guide business. In 2006, the Company focused on integrating and bringing to profitability its Auto Guide publications launched or acquired in 2005.

New Home Guide

In 2006, the New Home Guide business and its online property, NewHomeGuide.com, enjoyed the best year in its history with annual revenue growth of 36%. In 2005, the Company grew its New Home Guide presence through organic growth of 31% in its existing markets, through the launch of a new magazine in the Washington, DC market and the acquisition of new print guides in the Atlanta, Charlotte, Jacksonville, Nashville, Seattle and Portland markets, bringing its total markets served to 25. The Company also significantly expanded its new homes Internet presence with the acquisition of americanhomeguides.com. The acquisition provides new home advertisers with millions of additional potential customers and provides consumers with access to more new home listings across the country.

DistribuTech

In order to maintain our quality retail distribution network, the Company renewed existing agreements and expanded into new retail chains in 2005. These investments also enable us to quickly launch new publications and continue to grow our third party distribution business. In addition, these investments ensure continued priority placement for Consumer Guides’ existing publications and provide the Company with the platform to rapidly roll out its new market publications, and to continue to grow its third party distribution business.

Forward-Looking Information

As announced in December 2006, because the Company is actively pursuing the sale of its Education segment, that segment has been classified as a discontinued operation for all periods presented. As the decision to explore the sale of the Enthusiast Media Segment, excluding the Outdoors group which was classified as a discontinued operation in the fourth quarter of 2006, was not made until February 2007, the Enthusiast Media Segment was a continuing operation throughout 2006. Commencing the first quarter of 2007, the Enthusiast Media Segment will be classified as a discontinued operation for all periods presented.

As a result of the classification of those operations as discontinued, going forward into 2007, the Company will consist of one segment, Consumer Source. In 2007, the Company expects its Consumer Guides segment to deliver mid single digit percentage revenue and Segment EBITDA growth, reflecting revenue growth in New Home Guide, Auto Guide, and the Company’s single unit rental property business, partially offset by a full-year decline in Apartment Guide. Reflecting improvement in the management and operations of Auto Guide, the Company expects operating losses in Auto Guide to diminish throughout the year. The Company expects to deliver sequential quarter revenue growth later in the year in Apartment Guide, depending on market conditions.

This Annual Report contains forward-looking statements as that term is used under the Private Securities Litigation Act of 1995 and are based on the current assumptions, expectations and projections of the Company’s management about future events. Although the assumptions, expectations and projections reflected in these forward-looking statements represent management’s best judgment at the time, the Company can give no assurance that they will prove to be correct. Numerous factors, including those related to market conditions and those detailed from time-to-time in the Company’s filings with the SEC, may cause results of the Company to differ materially from those anticipated in these forward-looking statements. Many of the factors that will determine the Company’s future results are beyond the ability of the Company to control or predict. These forward-looking statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company cautions you not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. All references to “Company” and “PRIMEDIA” as used throughout this presentation refer to PRIMEDIA Inc. and its subsidiaries.

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (income) (“Segment EBITDA”). Other charges (income) include severance related to separated senior executives, non-cash compensation, provision for restructuring costs, provision for unclaimed property and gain on sale of businesses and other, net. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control.

Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), or as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker and the executive team evaluate and measure each business unit’s performance based on its Segment EBITDA results. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

Why We Use the Term Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, exclusive of acquisitions and capital lease payments (“Free Cash Flow”).

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

Free Cash Flow is not intended to represent cash flows from operating activities as determined in conformity with accounting principles generally accepted in the United States of America. Free Cash Flow as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Free Cash Flow in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See Liquidity, Capital and Other Resources.

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

Discontinued Operations

In September 2006, the Company completed the sale of its Gems group within the Enthusiast Media segment.  In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, which consists primarily of its hunting, fishing and shooting titles. The sale presented the Company with an opportunity to realize significant value. The sale was completed during first quarter of 2007. Also during the fourth quarter of 2006, the Company announced that it would classify its Education segment as discontinued operations, in accordance with generally accepted accounting principles, due to the Company’s decision to actively pursue the sale of this segment.

Financial results for these divestitures and planned divestitures are reported in discontinued operations on the statements of consolidated operations for all periods presented.

Segment Data

The following table presents the results of the Company’s two operating segments and Corporate for the years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004
Revenues, net:
Continuing Businesses:
Enthusiast Media	$524,836	$504,638	$516,632
Consumer Guides	324,521	317,134	287,093
Intersegment Eliminations	(48)	(44)	(171)
Total	$849,309	$821,728	$803,554
Segment EBITDA:(1)
Continuing Businesses:
Enthusiast Media	$97,411	$98,152	$107,607
Consumer Guides	81,274	74,921	81,480
Corporate Overhead	(28,327)	(28,057)	(28,197)
Total Segment EBITDA	150,358	145,016	160,890
Depreciation, amortization and other charges:(2)	42,621	38,998	47,008
Operating income:	107,737	106,018	113,882
Other income (expense):
Interest expense	(125,546)	(130,349)	(123,098)
Interest on shares subject to mandatory redemption(3)	—	(24,203)	(43,780)
Amortization of deferred financing costs(3)	(2,567)	(4,291)	(4,986)
Other income (expense), net	(1,947)	(13,519)	811
Loss from continuing operations before provision for income taxes	$(22,323)	$(66,344)	$(57,171)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income) (see footnote 2 below). Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with accounting principles generally accepted accounting in the United States of America), or as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)          Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $26,105, $23,706 and $24,186, respectively. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $10,757, $5,822 and $6,045, respectively. Other charges (income) include severance related to separated senior executives of $1,775 (including non-cash compensation of $146) and $658 for the years ended December 31, 2005 and 2004, respectively, non-cash compensation of $3,808, $6,089 and $6,097 for the years ended December 31, 2006, 2005 and 2004, respectively, provision for restructuring costs of $2,250, $1,815 and $8,176 for the years ended December 31, 2006, 2005 and 2004, respectively, a provision for unclaimed property of $2,811 for the year ended December 31, 2004 and gain on sale of businesses and other, net, of $299, $209 and $965 for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)          Effective July 1, 2003, the Company prospectively adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires the Company to classify as long term liabilities its Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from this preferred stock as interest expense. Such stock is collectively described as shares subject to mandatory redemption and dividends on these shares are now included in loss from continuing operations and described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS No. 150 increased the loss from continuing operations for the years ended December 31, 2005 and 2004 by $24,956 and $45,124, respectively, which represents primarily interest on shares subject to mandatory redemption of $24,203 and $43,780 and amortization of issuance costs of $753 and $1,344, respectively, which are included in the amortization of deferred financing costs on the accompanying statement of consolidated operations. During 2005, the Company purchased all of its outstanding shares subject to mandatory redemption.

Results of Operations

2006 Compared to 2005

Consolidated Results:

Revenues, Net

Consolidated revenues were $849,309 in 2006 compared to $821,728 in 2005:

	Years Ended December 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$561,195	$557,690	0.6
Circulation	163,721	164,125	(0.2)
Other	124,393	99,913	24.5
Total	$849,309	$821,728	3.4

Advertising revenues increased by $3,505 in 2006 compared to 2005 due to an increases of $7,661 in the Consumer Guides segment, partially offset by a decrease of $4,156 in the Enthusiast Media segment. Circulation revenues decreased $404 in 2006 in the Enthusiast Media segment. Other revenues increased $24,480 in 2006 compared to 2005 due to increases in the Enthusiast Media segment of $24,754 offset by a decrease in the Consumer Guides segment of $274. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $107,737 in 2006 compared to $106,018 in 2005. The change in operating income in 2006 was primarily due to the increase in revenues of $27,581 partially offset by increases in cost of goods sold of $17,052, distribution, circulation and fulfillment of $1,651, and an increase in amortization and depreciation expenses of $7,334, all of which are primarily due to the acquisition of Automotive.com in the fourth quarter of 2005.

Net Income

The Company had net income of $38,252 in 2006 compared to $564,618 in 2005. In 2005, the Company recorded net gains on the sales of its Business Information Segment, of $221,978, About, Inc. of $378,930, PRIMEDIA Workplace Learning of $2,806 and Ward’s of $501, included in discontinued operations, and 2006 included gains on the sale of the Crafts group of approximately $45,400 and the History group of approximately $13,500.

Other income (expense), net changed by $11,572 to $(1,947) in 2006 from $(13,519) in 2005. The expense decreased primarily due to losses incurred of $3,541 associated with the prepayment of the Company’s term loan A and term loan B in 2005, $4,348 associated with the Company’s purchase of its 7 5/8% Senior Notes in 2005, and $9,887 associated with the write offs of deferred financing costs and premiums paid in connection with the purchase of all of the Company’s outstanding shares subject to mandatory redemption during 2005.  These losses in 2005 were partially offset by interest income on short-term investments of $2,880. During 2006, the Company purchased a portion of its 8% and 8 7/8% Senior Notes, recording a loss of $2,599. This was partially offset by interest income on short-term investments of $581.

Interest expense decreased $4,803 to $125,546 in 2006, from $130,349 in 2005. Interest expense was reduced by $2,452 in 2006 for the fair value measurement of the deferred purchase price liability arising from the forward agreement related to Automotive.com. Excluding this reduction, PRIMEDIA’s interest expense decreased due to lower average debt levels, partially offset by higher interest rates.

Interest on shares subject to mandatory redemption was $0 during 2006 compared to $24,203 for the year ended December 31, 2005, as the company purchased all of its outstanding shares subject to mandatory redemption during 2005. Amortization of issuance costs of $753 associated with the shares subject to mandatory redemption is included in the amortization of deferred financing costs on the accompanying statements of consolidated operations for the years ended December 31, 2005.

Segment Results:

The results of the Company’s reportable segments are discussed below.

Enthusiast Media Segment (includes Automotive, Recreation and Lifestyles groups)

Revenues, Net

Revenues, Net

Enthusiast Media revenues were $524,836 or 61.8% and $504,638 or 61.4% of the Company’s consolidated revenues for 2006 and 2005, respectively. Enthusiast Media revenues increased $20,198 or 4.0% in 2005 compared to 2005 as follows:

	Years Ended December 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$292,629	$296,785	(1.4)
Circulation	163,721	164,125	(0.2)
Other	68,438	43,684	56.7
Intersegment revenues	48	44
Total	$524,836	$504,638	4.0

Advertising Revenues

Advertising revenues decreased $4,156 or 1.4% in 2006 driven mainly by declines in the International Automotive Group. This decline was attributable to a cooling of import-focused trends and advertising rate competition.

In 2006, the Consumer Automotive Group delivered growth of $595 in advertising revenue and growth of $70 in subscription revenue, with flat newsstand revenue. The most significant growth in Consumer Automotive Group revenue was in non-print, which increased $3,780, with significant improvements in event revenue of $3,312 and television and radio revenue of $698.

The Performance Automotive Group delivered 2006 growth in newsstand revenue of $1,320 and events revenue of $215, primarily attributable to product improvement efforts, the successful launch of Diesel Power magazine, and improved marketing of events.

Recreation Group revenue grew 2.6% in 2006, driven primarily by success in Action Sports Group print advertising and online; and the acquisition of Equine.com. Recreation Group subscription revenue declined due to a deliberate cut in direct marketing, as units sold of the Group’s rate-base publications exceeded the required rate-base. The savings in direct marketing expense more than offset the loss in revenue.

Lifestyles Group revenue declined $724 in 2006, primarily due advertising softness. This group however had strong gains in Soaps and Home Tech newsstand revenue of $2,340.

Other Revenues

Other revenues for Enthusiast Media, which include events, licensing and merchandising, TV/Radio and list rental and lead generation increased $24,754, or 56.7%, in 2006 compared to 2005. The increase was primarily due to the acquisition of Automotive.com in the fourth quarter of 2005, which accounted for approximately $27,300 of the increase. This increase was partially offset by a decline in other online revenue of approximately $2,300.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 0.8% to $97,411 in 2006 from $98,152 in 2005. This decrease of $741 was due predominantly to the increase in operating expenses of $20,939 primarily due to the integration of the acquisitions that occurred in late 2005. Segment EBITDA margin decreased to 18.6% in 2006 from 19.4% in 2005.

Operating Income

Operating income was $75,429 in 2006 compared to $80,321 in 2005, a decrease of $4,892, mainly due to the increases in depreciation and amortization of $5,792 due to the acquisition of Automotive.com in the fourth quarter of 2005. This was partially offset by the decrease in provision for restructuring costs of $1,315.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide,  Rentclicks.com, Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $324,521 or 38.2% and $317,134 or 38.6% of the Company’s consolidated revenues for 2006 and 2005, respectively. Consumer Guides revenues increased $7,387 or 2.3% in 2006 compared to 2005 as follows:

	Years Ended December 31,		Percent
	2006	2005	Change
Revenues, net:
Advertising	$268,566	$260,905	2.9
Other	55,955	56,229	(0.5)
Total	$324,521	$317,134	2.3

Advertising revenues for the Consumer Guides segment increased $7,661 to $268,566 compared to $260,905 in 2005 primarily due to the launches of new Auto Guide and New Home Guide publications during 2005. The Company’s Apartment Guide continues to be impacted by high levels of condominium conversions that eliminated existing and potential customers from Apartment Guide markets and decreased vacancy rates in those markets.

Apartment Guide

Apartment Guide, ApartmentGuide.com, and small unit rentals, representing 77% of 2006 advertising revenue, continue to face challenging market conditions. Advertising revenue declined 5.2% in 2006, primarily due to high occupancy rates across over half of the markets along with a reduced advertiser base as a result of continued losses from condominium conversions, partially offset by growth in the Company’s small unit rental business. Although the rate of condominium conversions has slowed considerably from this time last year, the lost advertiser base from conversions in prior periods and high occupancy rates continues to negatively impact the business.

New Home Guide

The Segment’s New Home Guide/NewHomeGuide.com business, representing 17% of 2006 advertising revenue, continued to deliver strong results with total revenue growth of 36%, and 38% organic growth, in 2006. This strong growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders, and its ability to successfully adapt to changing new home market conditions.

Auto Guide

In 2006, the Segment’s Auto Guide business, representing 6% of advertising revenue, generated total revenue growth of 67%, and 7.1% in the fourth quarter. This new division represents a $15 million business based on annualized revenue in the fourth quarter, and continues to have strong growth potential both within its existing markets and through expansion into new markets.

DistribuTech

Consumer Guides other revenues, which relate to its distribution arm, DistribuTech, decreased $274, or 0.5% in 2006 compared to 2005. All of PRIMEDIA’s Consumer Source print properties continue to benefit from the Company’s leading distribution business, DistribuTech. Consumer Source’s strategy is to continually optimize distribution for its own guides at minimal cost. DistribuTech’s strategy to optimize its distribution locations to best meet the distribution needs of the Consumer Source guides has historically caused, and will continue to cause, DistribuTech revenue and profitability to fluctuate.

Segment EBITDA

Consumer Guides Segment EBITDA increased $6,353 or 8.5% in 2006 to $81,274. The increase in profitability was due mainly to the acquisitions and investments made during 2005.

Operating Income

Operating income increased $3,247 or 5.1% in 2006 to $66,617 from $63,370 in 2005. This increase is primarily driven by the increase in Segment EBITDA, partially offset by increases in depreciation and amortization of $2,567 due to the acquisitions and investments made during 2005.

Corporate

Corporate Administrative Expenses

Corporate administrative expenses, excluding non-cash compensation, were $28,327 in 2006, compared to $28,057 for the year ended December 31, 2005. This slight increase is primarily due to increased professional fees incurred related to the exploration of the separation of the Company’s businesses via a tax-free spin-off, and to a New York office consolidation, partially offset by reduced compensation expense resulting from headcount reductions and lower professional fees.

Operating Loss

Corporate operating loss decreased $3,364 in 2006 to $34,309 from $37,673 in 2005, principally driven by a decrease in non-cash compensation, primarily due to a modification of existing stock options in the third quarter of 2005, which resulted in an increase of non-cash compensation during that period.

Discontinued Operations

In accordance with SFAS No. 144, the Company has classified the operating results of all of its divested entities and entities for which the company is actively pursuing the sale as discontinued operations for all periods presented.

Enthusiast Media

During 2005, the Company has classified as discontinued operations the following entities within the Enthusiast Media segment : About, Inc, Ward’s Automotive Group, the Crafts and History groups and two magazine titles (shut down). In February 2006, the Company completed the sale of the History group, and in September 2006, the Company completed the sale of the Crafts group.

During the third quarter of 2006, the Company sold its Gems group, part of the Enthusiast Media segment. During the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, also part of the Enthusiast Media segment. This sale was completed during the first quarter of 2007.

Discontinued operations of the Enthusiast Media segment for the years ended December 31, 2006 and 2005 include revenue of $144,877 and $192,908, respectively, and operating income of $100,826 and $420,448, respectively, which includes a gain on sale of business. This gain on sale of businesses, net of tax, was $62,192 and $379,431, for the years ended December 31, 2006 and 2005, respectively.

Education

During 2005, the Company classified as discontinued operations its Software on Demand division.

During 2006, the Company announced that it would classify the remainder of its Education segment as a discontinued operation, in accordance with generally accepted accounting principles, due to the Company’s decision to sell the assets in this segment. The Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business.

Discontinued operations of the Education segment for the years ended December 31, 2006 and 2005 include revenue of $55,279 and $75,345, respectively, and operating loss of $11,261 and $13,250, respectively, which includes a gain on sale of  business during 2005. This gain on sale of business, net of tax, was $2,806 and related to the sale of Workplace Learning (which was discontinued during 2004).

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $164,967 are included in discontinued operations for the year ended December 31, 2005. Also included is operating income of $238,895, and gain on sale of business, net of tax, of $221,978 for the year ended December 31, 2005.

2005 Compared to 2004

Consolidated Results:

Revenues, Net

Consolidated revenues were $821,728 in 2005 compared to $803,554 in 2004:

	Years Ended December 31,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$557,690	$542,656	2.8
Circulation	164,125	175,778	(6.6)
Other	99,913	85,120	17.4
Total	$821,728	$803,554	2.3

Advertising revenues increased by $15,034 in 2005 compared to 2004 due to an increases of $21,654 in the Consumer Guides segment, partially offset by decreases of $6,620 in the Enthusiast Media segment. Circulation revenues decreased $11,653 in 2005 in the Enthusiast Media segment. Other revenues increased $14,793 in 2005 compared to 2004 due to increases in the Enthusiast Media segment of $6,406 and the Consumer Guides segment of $8,387. Revenue trends within each segment are further detailed in the segment discussions below.

Operating Income

Operating income was $106,018 in 2005 compared to $113,882 in 2004. This decline of $7,864 in operating income in 2005 was primarily due to anticipated investments, mainly in Consumer Guides for new product launches and renewals and expansions of distribution agreements for DistribuTech. Amortization and depreciation expenses decreased $223 and $480, respectively, in 2005 compared to 2004 primarily related to assets that became fully amortized during the year. In addition, severance related to separated senior executives increased $1,117 to $1,775 in 2005.

Net Income

The Company had net income in 2005 of $564,618 compared to $35,470 in 2004. In 2005, the Company recorded gains on the sales of its Business Information Segment, of $221,978, About, Inc. of $378,930, PRIMEDIA Workplace Learning of $2,806 and Ward’s of $501, included in discontinued operations.

Interest expense increased $7,251, or 5.9% in 2005 to $130,349 from $123,098 in 2004. The increase in interest expense was due to increases in interest rates on floating rate debt during 2005.

Interest on shares subject to mandatory redemption was $24,203 for the year ended December 31, 2005 compared to $43,780 for the year ended December 31, 2004, as the company purchased all of its shares subject to mandatory redemption during 2005. Amortization of issuance costs of $753 and $1,344, associated with the shares subject to mandatory redemption, is included in the amortization of deferred financing costs on the accompanying statements of consolidated operations for the years ended December 31, 2005 and 2004, respectively.

Segment Results:

The results of the Company’s reportable segments are discussed below. All amounts are from Continuing Businesses unless otherwise specified.

Enthusiast Media Segment (includes Automotive, Recreation and Lifestyles groups)

Revenues, Net

Revenues, Net

Enthusiast Media revenues were $504,638 or 61.4% and $516,632 or 64.3% of the Company’s consolidated revenues for 2005 and 2004, respectively. Enthusiast Media revenues decreased $11,994 or 2.3% in 2005 compared to 2004 as follows:

	Years Ended December 31,		Percent
	2005	2004	Change
Revenues, net:
Advertising	$296,785	$303,405	(2.2)
Circulation	164,125	175,778	(6.6)
Other	43,684	37,278	17.2
Intersegment revenues	44	171
Total	$504,638	$516,632	(2.3)

Advertising Revenues

Advertising revenues decreased $6,620 or 2.2% in 2005 driven mainly by declines in the International Automotive, American Motorcycle and Consumer Automotive Groups.

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

Circulation Revenues

Circulation revenues at Enthusiast Media declined $11,653 or 6.6% for the year ended December 31, 2005 due mainly to continued softness in newsstand sales for the Soap Opera and International Automotive titles, with revenue declines of 11% and 21%, respectively, in 2005 compared to 2004.

Other Revenues

Other revenues for Enthusiast Media, which include events, licensing and merchandising, TV/Radio and list rental and lead generation increased $6,406, or 17.2%, in 2005 compared to 2004. The increase was led primarily by growth in licensing and merchandising, events and TV/Radio. Strong revenue growth of 34% in licensing was a result of new licensees signed across all categories, additional success with existing licensees, the increased availability of PRIMEDIA licensed products at retailers, and growth in video continuity programs. PRIMEDIA’s licensed products grew to approximately 650, up from 330 in 2004, and the Company’s products were available at approximately 65 retail chains and in nearly 1,000 independent retailers.

Segment EBITDA

Enthusiast Media Segment EBITDA decreased 8.8% to $98,152 in 2005 from $107,607 in 2004. This decrease was due predominantly to the decrease in advertising and circulation revenues. Segment EBITDA margin decreased to 19.4% in 2005 from 20.8% in 2004.

Operating Income

Operating income was $80,321 in 2005 compared to $86,733 in 2004, a decrease of $6,412, which was principally driven by the decrease in Segment EBITDA, partially offset by a provision for unclaimed property recorded in 2004 (see Note 18).

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, ApartmentGuide.com, NewHomeGuide.com, Rentclicks.com, Autoguide.com,  Rentals.com, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $317,134 or 38.6% and $287,093 or 35.7% of the Company’s consolidated revenues for 2005 and 2004, respectively. Consumer Guides revenues increased $30,041 or 10.5% in 2005 compared to 2004 as follows:

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

Operating Income

Operating income decreased $6,912 to $63,370 from $70,282 in 2004 or 9.8% in 2005. This decrease is primarily driven by the decrease in Segment EBITDA.

Corporate:

Corporate Administrative Expenses

Corporate administrative expenses, excluding non-cash compensation, were $28,057 for the year ended December 31, 2005, flat compared to $28,197 for the year ended December 31, 2004.

Operating Loss

Corporate operating loss decreased $5,460 in 2005 to $37,673 from $43,133 in 2004 principally driven by a decrease in restructuring expenses of $5,659, from an expense of $5,094 in 2004 to income of $565 in 2005, partially offset by an increase in senior executive severance of $1,117 to $1,775 in 2005.

Discontinued Operations

In accordance with SFAS No. 144, the Company has classified the operating results of all of its divested entities and entities for which the Company is actively pursuing the sale as discontinued operations for all periods presented.

Enthusiast Media

The Company has classified as discontinued operations the following entities within the Enthusiast Media segment during 2005: About, Inc, Ward’s Automotive Group, the Crafts and History groups, two magazine titles (shut down), and in 2004: Sprinks, New York magazine, About Web Services and six magazines titles (shut down). In February 2006, the Company completed the sale of the History group, and in September 2006, the Company completed the sale of the Crafts group.

During the third quarter of 2006, the Company discontinued and sold its Gems group, part of the Enthusiast Media segment. During the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, also part of the Enthusiast Media segment. The sale was completed during the first quarter of 2007.

Discontinued operations of the Enthusiast Media segment for the years ended December 31, 2005 and 2004 include revenue of $192,908 and $221,327, respectively, and operating income of $420,448 and $86,675, respectively, which includes a gain on sale of business. This gain on sale of businesses, net of tax, was $379,431 and $41,483, for the years ended December 31, 2005 and 2004, respectively.

Consumer Guides

The Company divested RealEstate.com, part of the Consumer Guides segment, during 2004.

Discontinued operations of the Consumer Guides segment for the year ended December 31, 2004 include revenue of $458 and operating loss of $239, which includes a loss on sale of business. This loss on sale of business, net of tax, was $506 from the sale of RealEstate.com for the year ended December 31, 2004.

Education

During 2005, the Company classified as discontinued operations its Software on Demand division.

The Company classified as discontinued operations the entire Education segment during the fourth quarter of 2006. The Company’s Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. Additionally the Company discontinued and shut down the operations of its Software on Demand division during 2005, and discontinued in 2004 and sold in 2005 its Workplace Learning division, excluding PRIMEDIA Healthcare.

Discontinued operations of the Education segment for the years ended December 31, 2005 and 2004 include revenue of $75,345 and $103,656, respectively, and operating loss of $13,250 and $20,860, respectively, which includes a gain on sale of business during 2005. This gain on sale of business, net of tax, was $2,806 and related to the sale of Workplace Learning (which was discontinued during 2004).

Business Information

The Company sold its Business Information segment during the third quarter of 2005. Business Information segment revenues of $164,967 and $230,084 are included in discontinued operations for the years ended December 31, 2005 and 2004, respectively. Also included is operating income of $238,895 and $27,376, and gain on sale of business, net of tax, of $221,978 and $2,558 for the years ended December 31, 2005 and 2004, respectively.

Recent Developments

Sale of Outdoors

In the first quarter of 2007, the Company completed the sale of its Outdoors group within the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170,000 in cash. The sale presented the Company with an opportunity to realize significant value, while at the same time maintaining its position on the 18-55 male demographic. The Company has classified the results of operations of the Outdoors group as discontinued operations for all periods presented, and has classified its assets and liabilities as held for sale as of December 31, 2006.

Exploration of Sale of Enthusiast Media Segment in Lieu of Spin-Off of Consumer Guides Segment

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market and other conditions are extremely favorable in lieu of exploring the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. If the sale is completed, the Company will apply the proceeds from the sale to pay down debt.

Liquidity, Capital and Other Resources

During 2006, the Company reduced long-term debt by $139,811, made possible by the divestiture of selected media properties and other assets. At December 31, 2006, the Company had cash and unused credit facilities of $261,466 as further detailed below under “Financing Arrangements”, compared to $250,889 as of December 31, 2005. The use of this cash and unused credit facilities is subject to customary conditions in the Company’s debt agreements. The Company’s asset sales, debt redemption and investment in organic growth have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet and improving liquidity.

During 2005, the Company purchased all of its Series D, F and H Exchangeable Preferred Stock, and the 7 5/8% Senior Notes and issued a new $500,000 Term B Loan. The Company believes available cash and unused credit facilities at December 31, 2006 should mitigate any future possible cash flow shortfalls.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures in 2007. The Company has no significant required debt repayments until 2010.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $27,837 at December 31, 2006 compared to a deficiency of $22,032 at December 31, 2005. The increase in working capital was primarily due to increased net assets held for sale at December 31, 2006. In addition, the Company had reduced accounts payable, accrued expenses and deferred revenues at December 31, 2006, primarily due to the timing of payments.

Cash Flow—2006 Compared to 2005

Net cash provided by (used in) operating activities increased to $37,751 in 2006 from $(12,410) in 2005. This increase is primarily due to the absence of debt service on shares subject to mandatory redemption in 2006, as well as a reduction in debt service due to lower average debt levels. For purposes of calculating cash provided by (used in) operating activities, discontinued operations are included until sold or shut down, therefore, these units did not contribute to operating activities for the full year.

Net cash provided by investing activities decreased to $103,028 in 2006 from $687,642 in 2005. This decrease is largely due to the decrease in proceeds from sales of businesses of $671,251, as the Company completed the sales of its Workplace Learning division for approximately $21,300, About.com for approximately $410,600, its Business Information Segment for approximately $385,000 and Ward’s for $5,750 during 2005. This was partially offset by the decrease in payments for businesses acquired, net of cash acquired, of $81,898, primarily due to the acquisitions of Automotive.com for $68,682 (cash portion), New Home Update for $15,800 and Equine for approximately $3,525 in 2005. The Company expects capital spending in 2007 to remain consistent with 2006.

Net cash used in financing activities was $142,206 in 2006 compared to $680,977 in 2005. This decrease in use of cash is predominantly due to payments for the redemption of shares subject to mandatory redemption of $479,278 in 2005, and decreased payments for repurchases of senior notes of $106,021. The Company purchased all of its outstanding shares subject to mandatory redemption during 2005.

Cash Flow—2005 Compared to 2004

Net cash (used in) provided by operating activities decreased to $(12,410) in 2005 from $44,673 in 2004. This decrease is due to lower segment EBITDA and increased working capital principally due to timing of payments, partially offset by lower debt service on shares subject to mandatory redemption in 2005. For purposes of calculating cash (used in) provided by operating activities, discontinued operations are included until sold or shut down, therefore, these units did not contribute to operating activities for the full year.

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

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$37,751	$(12,410)	$44,673
Additions to property, equipment and other, exclusive of acquisitions	(26,762)	(30,201)	(34,500)
Capital lease payments	(2,448)	(4,636)	(6,201)
Free Cash Flow	$8,541	$(47,247)	$3,972
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$128,819	$134,259	$121,101
Cash interest paid on shares subject to mandatory redemption(A)	$—	$33,305	$43,780
Cash income taxes paid, net of refunds received	$4,504	$4,767	$1,192
Cash paid for restructuring costs	$6,218	$9,514	$15,805

The Company’s Free Cash Flow was negative in 2005 primarily due to lower segment EBITDA and increased working capital principally due to timing of payments, partially offset by lower debt service on shares subject to mandatory redemption in 2005. For purposes of calculating cash (used in) provided by operating activities, discontinued operations are included until sold or shut down, therefore, these units did not contribute to operating activities for the full year.

Financing Arrangements

Bank Credit Facilities

During 2006, the Company purchased $65,485 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in several transactions, for $63,971 plus $616 of accrued interest. Also during 2006, the Company purchased $5,190 principal amount of its 8.00% Senior Notes due May 15, 2013 in two different transactions for $4,790 plus $164 of accrued interest, and purchased $52,500 principal amount of its Senior Floating Rate Notes Due 2010 in four different transactions for $55,119 plus $470 of accrued interest. As a result of these transactions, the Company recorded a loss of $2,599 net of the write-off of unamortized deferred financing costs and bond discount for the year ended December 31, 2006. This loss is included in the other income (expense), net line on the accompanying statements of consolidated operations.

On September 30, 2005, the Company entered into a new $500,000 term loan B credit facility with a maturity date of September 30, 2013. The new term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. The Company applied the net proceeds from the sale of its Business Information segment, and a portion of the new term loan B to prepay $47,143 of outstanding term loan A commitments, $216,777 of term loan B commitments and $99,000 of term loan C commitments. In addition, the Company permanently reduced its total revolving loan commitments in an aggregate principal amount of $79,084. The Company recorded a loss of $3,541 in the other income (expense), net line on the accompanying statements of consolidated operations for the year ended December 31, 2005 related to the write-off of unamortized deferred financing costs relating to the credit facilities.

The bank credit facilities consisted of the following at December 31, 2006:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$495,000	$771,795
Borrowings Outstanding	(1,000)	(495,000)	(496,000)
Letters of Credit Outstanding	(20,157)	—	(20,157)
Unused Bank Commitments	$255,638	$—	$255,638

With the exception of the term loan B and the Senior Floating Rate Notes, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year. The new term loan B bears interest at base rate plus 1.25% or LIBOR plus 2.25% per year.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2006, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $118,629 in 2007 and a final reduction of $158,166 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

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

8 7/8% Senior Notes.   The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes became redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $3,282 and $4,487 at December 31, 2006 and 2005, respectively.

8% Senior Notes.   The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and have interest payable semi-annually in May and November at an annual rate of 8.00%.

Senior Floating Rate Notes.   The Floating Rate Senior Notes mature on May 15, 2010 with no sinking fund and have interest payable quarterly in February, May, August and November at the annual rate equal to the three month LIBOR plus 5.375%

Contractual Obligations

The Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.).

If the Company becomes subject to a change of control, as defined in the indentures governing the Senior Notes, each holder of the Senior Notes will have the right to require the Company to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

There are no significant required debt repayments until 2010. The contractual obligations of the Company are as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,320,043	$5,000	$11,000	$539,233	$764,810
Interest on long-term debt obligations(1)	635,035	109,980	215,677	172,382	136,996
Capital lease obligations	2,986	1,070	1,267	649	—
Fair value of forward agreement(2)	23,891	—	23,891	—	—
Interest on capital lease obligations	406	192	181	33	—
Operating lease obligations(3)	249,176	41,145	67,489	47,265	93,277
Workplace Learning lease obligations(4)	16,156	5,300	4,543	3,287	3,026
Total Contractual Obligations	$2,247,693	$162,687	$324,048	$762,849	$998,109

(1)          Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)          Present value of expected future payments related to the acquisition of Automotive.com.

(3)          Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease income aggregating $66,992 as of December 31, 2006. Operating lease obligations include restructuring liabilities.

(4)          Present value of expected future payments related to Workplace Learning lease obligations. See Contingencies below for further detail.

The Company had $1,000 borrowings outstanding at December 31, 2006 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility matures in 2008, and the term loan B matures in 2013. Assuming this balance remains constant until the end of the term, and application of the Company’s projected interest rates, total interest payments related to the revolver under our bank credit facility are estimated to be $115 for the periods presented in the above table. These interest payments are not included in the above table.

The Company has other commitments in the form of letters of credit of $20,157 aggregate face value which expire on or before December 31, 2007.

A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of February 28, 2007, the Company’s senior debt rating from Moody’s was B2 and from Standard and Poor’s was B.

Additional Payments

Under the provisions of the Automotive.com Stockholders Agreement, PRIMEDIA must make quarterly payments (the “Additional Payments”) to the minority shareholders of Automotive.com, as defined in the Automotive.com Stockholders Agreement. The additional payments are paid within 45 days of the end of each calendar quarter, with the last payment to be made within 45 days of the quarter ending December 31, 2008, or December 31, 2009, if the forward agreement (see discussion below) is extended by the minority shareholders. The additional payments are recognized when the related contingency is resolved and the consideration is paid or becomes payable. The pro rata share of the additional payments made or estimated to be made to Automotive.com’s Chief Executive Officer (“CEO”) are recorded as compensation expense due to the nature of his ongoing relationship with Automotive.com. The remaining pro rata share of the Additional Payments to be made to the other minority shareholders are recorded as an adjustment to the purchase price of Automotive.com.

Off Balance Sheet Arrangements

The Company has no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants as defined in the bank credit facilities agreement, as amended on September 30, 2005, except for those businesses specifically designated by the Company as unrestricted, all businesses of the Company (the “Restricted Group”), must maintain a minimum interest coverage ratio, as defined, of 1.75 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined in the bank credit facilities, is 6.25 to 1 and decreases to 6.00 to 1 on October 1, 2007.

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to net income for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
EBITDA of the Restricted Group	$226,381	$255,057
EBITDA loss of the Unrestricted Group	(47,445)	(48,703)
EBITDA of divestited units and other adjustments	(28,578)	(61,338)
Depreciation of property and equipment	(26,105)	(23,706)
Amortization of intangible assets and other	(10,757)	(5,822)
Severance related to separated senior executives	—	(1,775)
Non-cash compensation	(3,808)	(6,089)
Provision for severance, closures and restructuring related costs	(2,250)	(1,815)
Gain on the sales of businesses and other, net	299	209
Operating income	107,737	106,018
Other expense:
Interest expense	(125,546)	(130,349)
Interest on shares subject to mandatory redemption	—	(24,203)
Amortization of deferred financing costs	(2,567)	(4,291)
Other expense, net	(1,947)	(13,519)
Loss from continuing operations before provisions for income taxes	(22,323)	(66,344)
Provision for income taxes	(5,344)	(426)
Loss from continuing operations	(27,667)	(66,770)
Discontinued operations	65,897	631,388
Cumulative effect of change in accounting principle	22	—
Net income	$38,252	$564,618

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	Year Ended December 31,
	2006	2005
Internet properties	$18,984	$12,812
Traditional turnaround and start-up properties	22,217	30,643
Related overhead and other charges	6,244	5,248
	$47,445	$48,703

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At December 31, 2006, this leverage ratio was approximately 5.9 to 1, the same as the ratio at December 31, 2005.

Contingencies and Other

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

As of and for the year ended December 31, 2006, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third party guaranty of up to $10,000 against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At thes time, the Company also recorded a receivable of $10,000 for the amount due from the third party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter, the Company has recorded a charge of approximately $7,200 to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10,000 receivable with a charge to discontinued operations as a of December 31, 2006. The Company continues to exercise all available legal remedies against the third party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases.

At December 31, 2006, the Company has recorded a total liability of $16,156 for the fair value of the future lease payments, net of estimated sublease income, in the accompanying consolidated balance sheet.

Critical Accounting Policies

Critical Accounting Policies and Estimates.   The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, provisions for restructuring costs, purchase price allocations, impairments of investments, divestiture reserves, the recoverability of long-lived assets including goodwill and the valuation of equity instruments and allowances for income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. These estimates or assumptions form the basis of its judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would affect its reported results from operations. The Company believes the following is a description of the critical accounting policies and estimates used in the preparation of its consolidated financial statements.

Goodwill and Other Intangible Assets.   Goodwill and Other Intangible Assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. The Company does not amortize goodwill and indefinite lived intangible assets (primarily trademarks).

The Company tests goodwill and indefinite lived intangible assets for impairment, and has established October 31 as the annual impairment test date, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit. See Note 8 to the Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004 for further discussion on SFAS No. 142.

Long-Lived Assets.   Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the long-lived assets for impairment. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Income Taxes.   Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. Therefore, as a result of the adoption of SFAS No. 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period.

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

Stock-Based Compensation.   The Company has a stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for stock-based compensation using the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, under the prospective method. Upon adoption, the Company began expensing the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective transition method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition.   The Company recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is reasonably assured.

Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications’ cover dates. Online advertising is generally recognized when advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company pro rata over the life of the license agreement or as licenced products are sold.

From time to time, the Company enters into multiple element arrangements whereby it may provide a combination of services including print advertising, content licensing, customer lists, on-line advertising and other services. In accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately; and (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis.

Allowances for Doubtful Accounts   Allowances for doubtful accounts are estimated losses resulting from the Company’s customers’ failure to make required payments. The Company continually monitors collections from customers and provides a provision for estimated credit losses. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by its customers were to differ from its estimates, the Company may need to increase or decrease its allowances for doubtful accounts.

Reserves for Sales Returns and Allowances   Reserves for sales returns and allowances are primarily related to the Company’s newsstand sales. The Company estimates and maintains these reserves based primarily on its distributors’ historical return practices and its actual return experience. If actual sales returns and allowances were to differ from its estimates, the Company may need to increase or decrease its reserve for sales returns and allowances.

Provision for Restructuring Costs   Reserves for restructuring costs are estimated costs resulting from management’s plans and actions to integrate the Company and consolidate certain back office functions. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves.

Divestiture Reserves   Reserves for estimated obligations relating to divestitures may arise as a result of the sale of certain titles or business units. These reserves are established for such items that the Company remains liable for after the sale is completed and are recorded at the time of the divestiture as part of the gain or loss on the sale of the divested asset or business. If the future payments for such items differ from its estimates, there could be a change in the determination of the gain or loss on sale.

Net Operating Loss Carryforwards

At December 31, 2006, the Company had aggregate Federal net operating loss carryforwards of approximately $1.3 billion which will be available to reduce future taxable income through 2024. In addition, the Company has significant state and local net operating loss carryforwards in various jurisdictions in which the Company and/or its subsidiaries file income tax returns. These state and local net operating loss carryforwards expire over various periods based on applicable state and local regulations. The Company currently has recorded a full valuation allowance against its federal, state and local net operating loss carryforwards. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company’s valuation allowance will be adjusted accordingly. The utilization of such net operating losses is subject to certain limitations under tax laws.

Senior Executives Severance and Provision for Restructuring Costs

Senior Executives Severance

In 2005 and 2004 the Company recorded $1,775 and $658 of severance related to the separation of the former President and Chief Executive Officer and the former Interim Chief Executive Officer, respectively.

Provision for Restructuring Costs

In 2006, the Company began new cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

Details of the new initiatives implemented and the payments made related to both the new and previously implemented plans during the years ended December 31, 2006 and 2005 are presented in the following tables:

	Liability as of January 1, 2006	Net Provision for the Year Ended December 31, 2006		Payments During the Year Ended December 31, 2006	Liability as of December 31, 2006
Severance and closures:
Employee-related termination costs	$245	$1,020		$(1,015)	$250
Termination of leases related to office closures	29,228	1,230		(4,228)	26,230
Total severance and closures	$29,473	$2,250	(1)	$(5,243)	$26,480	(2)

	Liability as of January 1, 2005	Net Provision for the Year Ended December 31, 2005		Payments During the Year Ended December 31, 2005	Liability as of December 31, 2005
Severance and closures:
Employee-related termination costs	$1,499	$1,532		$(2,786)	$245
Termination of leases related to office closures	34,450	283		(5,505)	29,228
Total severance and closures	$35,949	$1,815	(3)	$(8,291)	$29,473

(1)          Includes $944 related to the Enthusiast Media segment, $506 related to the Consumer Guides segment and $800 related to Corporate.

(2)          Includes $1,788 related to the Enthusiast Media segment, $290 related to the Consumer Guides segment and $24,402 related to Corporate.

(3)          Includes $2,259 related to the Enthusiast Media segment and $121 related to the Consumer Guides segment net of a reduction of $565 related to Corporate due to a true-up of leases related liabilities.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. The employee-related termination costs are expected to be paid through 2007. To reduce the lease related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of this new plan, the Company has closed 4 office locations and has terminated a total of 73 individuals.

Liabilities of $4,495 and $3,972 representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively. Liabilities of $21,985 and $25,501 representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

For purposes of the Company’s bank credit facilities and Senior Note agreements, the provision for restructuring costs is excluded from the Company’s calculation of consolidated EBITDA.

Recent Accounting Pronouncements Not Yet Adopted

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July of 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is in the process of assessing the impact of this Interpretation on its consolidated financial statements.

Impact of Inflation and Other Costs

The impact of inflation was immaterial during 2006, 2005 and 2004. Postage, however, for product distribution and direct mail solicitations is a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and marketing materials. Postal rates increased 5.4% in 2006. In the past, the effects of inflation on operating expenses including postage increases have substantially been offset by the Company’s ability to increase selling prices. No assurances can be given that the Company can pass such cost increases through to its customers in the future. In addition to pricing actions, the Company is continuing to examine all aspects of the manufacturing and purchasing processes to identify ways to offset price increases. The cost of paper was stable during 2006. The Company’s paper expense decreased approximately 1.5% during the year ended December 31, 2006 compared to 2005. Paper cost represented approximately 9.8% and 10.2% of the Company’s total operating expenses for the years ended December 31, 2006 and 2005, respectively.

Seasonality

The Company’s operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. The seasonality of the Company’s business reflects (i) the relationship between advertising purchases and the retail cycle and (ii) subscription promotions and the holiday season. This seasonality causes, and will likely continue to cause, a variation in the Company’s quarterly operating results. Such variations have an effect on the timing of the Company’s cash flows and the reported quarterly results.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of changes in interest rates. At December 31, 2006, 53% of the Company’s borrowings are fixed rate and the Company was not a party to any interest rate swap contracts.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations at December 31, 2006 and 2005. For debt obligations, the table presents mandatory principal reductions, repayment schedules of outstanding debt and projected weighted average interest rates by expected maturity dates. For variable rate instruments, we have indicated the applicable floating rate index. The fair value of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2006 and 2005 and may not be indicative of their actual fair values.

The Company periodically evaluates its exposure to interest rates and maintains a balance between fixed rate and variable rate obligations. As summarized in the table below, as of December 31, 2006 and 2005, the Company carried a fixed rate debt for $704,825 and $775,500, respectively, excluding capital leases of the Company.

At December 31, 2006

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 12/31/06
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$—	$410,015	$294,810	$704,825	$705,914
Weighted Average Interest Rate	8.51%	8.51%	8.51%	8.51%	8.00%	8.00%	8.42%
Variable Rate Debt	$5,000	$6,000	$5,000	$127,500	$5,000	$470,000	$618,500	$622,826
Average Interest Rate-Forward LIBOR Curve Plus Determined Spread	8.22%	8.02%	7.96%	7.42%	7.54%	7.64%	7.83%

At December 31, 2005

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at 12/31/05
LIABILITIES
Long-Term Debt Including Current Portion:
Fixed Rate Debt	$—	$—	$—	$—	$—	$775,500	$775,500	$696,730
Weighted Average Interest Rate	8.54%	8.54%	8.54%	8.54%	8.54%	8.54%	8.54%
Variable Rate Debt	$5,000	$5,000	$18,000	$5,000	$180,000	$475,000	$688,000	$683,625
Average Interest Rate-Forward LIBOR Curve Plus Determined Spread	7.86%	8.15%	8.15%	8.24%	8.32%	8.32%	8.07%

The Company has entered into variable-rate debt that, at December 31, 2006, had an outstanding balance of $618,500 and a fair value of $622,826. Based on the Company’s variable-rate obligations outstanding at December 31, 2006, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by $1,546. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

The Company has entered into fixed-rate debt that at December 31, 2006, had an outstanding balance of $704,825 at face value, and a fair value of $705,914. Based on the Company’s fixed-rate debt obligations outstanding at December 31, 2006, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $5,581. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents to Consolidated Financial Statements

PRIMEDIA Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of PRIMEDIA Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related statements of consolidated operations, shareholders’ deficiency, and consolidated cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRIMEDIA Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 19 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, and the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective for the year ended December 31, 2006, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 13, 2007

PRIMEDIA INC. AND SUBSIDIARIES
Statements of Consolidated Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues, net:
Advertising	$561,195	$557,690	$542,656
Circulation	163,721	164,125	175,778
Other	124,393	99,913	85,120
Total revenues, net	849,309	821,728	803,554
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	185,769	168,717	162,462
Marketing and selling	153,414	153,174	155,676
Distribution, circulation and fulfillment	161,391	159,740	148,619
Editorial	57,581	57,612	56,276
Other general expenses	112,517	109,460	91,571
Corporate administrative expenses (including non-cash compensation of $3,808, $6,089 and $6,097 in 2006, 2005 and 2004, respectively)	32,087	34,098	34,157
Depreciation and amortization of property and equipment	26,105	23,706	24,186
Amortization of intangible assets and other	10,757	5,822	6,045
Severance related to separated senior executives (including non-cash compensation of $146 in 2005)	—	1,775	658
Provision for restructuring costs	2,250	1,815	8,176
Provision for unclaimed property	—	—	2,811
Gain on sale of businesses and other, net	(299)	(209)	(965)
Operating income	107,737	106,018	113,882
Other income (expense):
Interest expense	(125,546)	(130,349)	(123,098)
Interest on shares subject to mandatory redemption	—	(24,203)	(43,780)
Amortization of deferred financing costs	(2,567)	(4,291)	(4,986)
Other income (expense), net	(1,947)	(13,519)	811
Loss from continuing operations before provision for income taxes	(22,323)	(66,344)	(57,171)
Provision for income taxes	(5,344)	(426)	(7,713)
Loss from continuing operations	(27,667)	(66,770)	(64,884)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $62,077, $604,215 and $43,535 in 2006, 2005 and 2004, respectively)	65,897	631,388	100,354
Cumulative effect of change in accounting principle, net of tax (from the adoption of Statement of Financial Accounting Standard No. 123 (R))	22	—	—
Net income	38,252	564,618	35,470
Preferred stock dividends	—	—	(13,505)
Income applicable to common shareholders	$38,252	$564,618	$21,965
Basic and diluted income (loss) per common share:
Continuing operations	$(0.10)	$(0.25)	$(0.30)
Discontinued operations	0.25	2.40	0.38
Cumulative effect of change in accounting principle	0.00	—	—
Income applicable to common shareholders	$0.15	$2.15	$0.08
Basic and diluted common shares outstanding (weighted average)	263,985,991	263,031,543	260,488,000

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,828	$7,255
Accounts receivable, net	115,284	134,773
Inventories	12,978	21,212
Prepaid expenses and other	18,977	29,722
Assets of businesses held for sale	170,037	109,129
Total current assets	323,104	302,091
Property and equipment (net of accumulated depreciation and amortization of $164,478 in 2006 and $226,600 in 2005)	46,390	56,868
Intangible assets, net	187,887	231,404
Goodwill	674,138	763,177
Other non-current assets	22,810	35,928
Total Assets	$1,254,329	$1,389,468
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$47,679	$52,984
Accrued expenses and other	112,183	122,319
Deferred revenues	79,035	107,940
Current maturities of long-term debt	6,070	7,677
Liabilities of businesses held for sale	50,300	33,203
Total current liabilities	295,267	324,123
Long-term debt	1,316,959	1,456,770
Deferred revenues	12,750	14,447
Deferred income taxes	72,060	87,655
Other non-current liabilities	80,523	78,202
Total Liabilities	1,777,559	1,961,197
Commitments and contingencies (Note 22)
Shareholders' deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at December 31, 2006 and 2005; 272,853,162 and 272,158,878 shares issued and 264,410,753 and 263,716,469 shares outstanding at December 31, 2006 and 2005, respectively)	2,729	2,722
Additional paid-in capital (including warrants of $31,690 at December 31, 2006 and 2005)	2,366,946	2,363,071
Accumulated deficit	(2,817,028)	(2,861,645)
Common stock in treasury, at cost (8,442,409 shares at December 31, 2006 and 2005)	(75,877)	(75,877)
Total Shareholders' Deficiency	(523,230)	(571,729)
Total Liabilities and Shareholders' Deficiency	$1,254,329	$1,389,468

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$38,252	$564,618	$35,470
Cumulative effect of change in accounting principle, net of tax	(22)	—	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,180	74,139	74,508
Gain on sales of businesses and other, net	(62,376)	(604,424)	(44,500)
Accretion of acquisition obligation and other	(830)	2,053	1,886
Non-cash compensation	3,808	6,235	6,097
Deferred income taxes	(6,526)	12,483	13,808
Other, net	6,347	8,556	(16,214)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	6,020	1,643	16,157
Inventories	5,894	(5,063)	(7,056)
Prepaid expenses and other	(7)	(4,051)	2,372
Increase (decrease) in:
Accounts payable	(2,045)	(16,474)	4,414
Accrued expenses and other	(14,746)	(51,006)	(37,645)
Deferred revenues	1,538	(326)	15,602
Other non-current liabilities	6,264	(793)	(20,226)
Net cash provided by (used in) operating activities	37,751	(12,410)	44,673
Investing activities:
Additions to property, equipment and other	(26,762)	(30,201)	(34,500)
Proceeds from sales of businesses	152,348	823,599	70,351
Payments for businesses acquired, net of cash acquired	(23,858)	(105,756)	(2,385)
Proceeds from sale of other investments	1,300	—	17,321
Net cash provided by investing activities	103,028	687,642	50,787
Financing activities:
Borrowings under credit agreements	271,100	1,044,009	459,000
Repayments of borrowings under credit agreements	(288,100)	(1,011,916)	(538,000)
Payments for repurchases of senior notes	(122,968)	(228,989)	—
Proceeds from issuance of senior notes, net	—	—	175,000
Proceeds from issuances of common stock, net	426	867	3,295
Redemption of shares subject to mandatory redemption (Series D, F and H Exchangeable Preferred Stock)	—	(479,278)	—
Redemption of Series J Convertible Preferred Stock	—	—	(178,038)
Deferred financing costs paid	—	(833)	(5,968)
Capital lease payments	(2,448)	(4,636)	(6,201)
Other	(216)	(201)	(233)
Net cash used in financing activities	(142,206)	(680,977)	(91,145)
(Decrease) increase in cash and cash equivalents	(1,427)	(5,745)	4,315
Cash and cash equivalents, beginning of year	7,255	13,000	8,685
Cash and cash equivalents, end of year	$5,828	$7,255	$13,000
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$128,819	$134,259	$121,101
Cash interest paid on shares subject to mandatory redemption	$—	$33,305	$43,780
Cash income taxes paid, net of refunds received	$4,504	$4,767	$1,192
Cash paid for restructuring costs	$6,218	$9,514	$15,805
Businesses acquired:
Fair value of assets acquired	$25,205	$136,654	$136
(Liabilities assumed) net of deferred purchase price payments	(1,347)	(30,898)	2,249
Payments for businesses acquired, net of cash acquired	$23,858	$105,756	$2,385
Non-cash activities:
Assets acquired under capital lease obligations	$—	$1,302	$626
Present value of expected future payments related to the acquisition of Automotive.com, Inc.	$—	$23,417	$—
Accretion in carrying value of exchangeable and convertible preferred stock	$—	$—	$353
Payments of dividends-in-kind on Series J Convertible Preferred Stock	$—	$—	$13,152

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Statements of Shareholders’ Deficiency
(in thousands, except share amounts)

	Series J					Accumulated
	Convertible	Common Stock		Additional		Other		Common Stock
	Preferred		Par	Paid-in	Accumulated	Comprehensive	Unearned	in Treasury
	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Shares	Amount	Total
Balance at January 1, 2004	$164,533	268,333,049	$2,683	$2,345,152	$(3,447,710)	$(176)	$(175)	8,610,491	$(77,562)	$(1,013,255)
Comprehensive income:
Net income					35,470					35,470
Other Comprehensive income:
Foreign currency translation adjustments						9				9
Comprehensive income										35,479
Net compensation expense recognized in connection with About merger							175			175
Issuances of common stock, net		2,560,053	26	3,704	(518)			(168,082)	1,685	4,897
Non-cash charges for stock based compensation				5,922						5,922
Series J Convertible Preferred Stock—Dividends in kind (105,213 shares)	13,505				(13,505)					—
Redemption of Series J convertible preferred stock	(178,038)									(178,038)
Balance at December 31, 2004	—	270,893,102	2,709	2,354,778	(3,426,263)	(167)	—	8,442,409	(75,877)	(1,144,820)
Comprehensive income:
Net income					564,618					564,618
Other Comprehensive income:
Foreign currency translation adjustments						167				167
Comprehensive income										564,785
Non-cash charges for stock based compensation				6,235						6,235
Issuances of common stock, net		1,265,776	13	2,058						2,071
Balance at December 31, 2005	—	272,158,878	2,722	2,363,071	(2,861,645)	—	—	8,442,409	(75,877)	(571,729)
Cumulative effect of SFAS No. 123R adoption, net of tax				(352)						(352)
Cumulative effect of SAB No. 108 adoption, net of tax					6,365					6,365
Net income					38,252					38,252
Non-cash charges for stock based compensation				3,808						3,808
Issuances of common stock, net		694,284	7	419						426
Balance at December 31, 2006	$—	272,853,162	$2,729	$2,366,946	$(2,817,028)	$—	$—	8,442,409	$(75,877)	$(523,230)

See notes to consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.   Description of Business

PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise) is a targeted media company in the United States. PRIMEDIA’s properties deliver content via print (magazines, books and directories), live events (trade and consumer shows), video, as well as the Internet and other marketing solutions in niche markets.

The Company’s two business segments are Enthusiast Media and Consumer Guides. The Company’s Enthusiast Media segment delivers content, both print and online, to consumers in various niche markets. The Enthusiast Media segment includes enthusiast magazines, their related Web sites, events and licensing and merchandising. The Company’s Consumer Guides segment publishes and distributes rental apartment, new home and auto guides primarily in the United States in print and online formats.

2.   Summary of Significant Accounting Policies

Use of Estimates.   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowances for doubtful accounts, reserves for sales returns and allowances, provisions for restructuring costs, purchase price allocations, impairments of investments, divestiture reserves, valuation of equity instruments and allowances for income taxes and the recoverability and lives of long-lived assets, including goodwill.

Basis of Presentation.   The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements and related notes have been reclassified due to discontinued operations to conform to the current year’s presentation.

Cash and Cash Equivalents.   Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Book overdrafts representing outstanding checks of $20,793 and $25,279 at December 31, 2006 and 2005, respectively, have been reclassified to accounts payable on the accompanying consolidated balance sheets.

Concentrations of Credit Risk.   Substantially all of the Company’s trade receivables are from subscription and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposure outstanding at December 31, 2006.

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

Goodwill and Other Intangible Assets.   Goodwill and Other Intangible Assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. The Company does not amortize goodwill and indefinite lived intangible assets (primarily trademarks).

The Company tests goodwill and indefinite lived intangible assets for impairment, and has established October 31 as the annual impairment test date, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit. See Note 8 for further discussion on SFAS No. 142.

Long-Lived Assets.   Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the long-lived assets for impairment. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Income Taxes.   Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. As a result of the adoption of SFAS No. 142, amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002. Therefore, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent these difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period.

Deferred Financing Costs.   Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method.

Stock-Based Compensation.   The Company has a stock-based employee compensation plan which is described in Note 15. Prior to January 1, 2006, the Company accounted for stock-based compensation using the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, under the prospective method. Upon adoption, the Company began expensing the fair value of stock based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with SFAS No. 123—revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective transition method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

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

From time to time, the Company enters into multiple element arrangements whereby it may provide a combination of services including print advertising, content licensing, customer lists, on-line advertising and other services. In accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately and; (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis.

Barter Transactions.   The Company trades advertisements in its traditional and online properties in exchange for trade show space and booths, advertising in properties of other companies and distribution related expenses. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Accounting Principles Bulletin (“APB”) No. 29, “Accounting for Nonmonetary Transactions”, EITF No. 93-11, “Accounting for Barter Transactions Involving Barter Credits”, EITF No. 99-17, “Accounting for Advertising Barter Transactions”, and EITF 01-2, “Interpretations of APB No. 29”. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions was approximately $5,900, $4,300 and $5,000 for the years ended December 31, 2006, 2005 and 2004, respectively, with approximately equal related expense amounts in each year.

Editorial and Product Development Costs.   Editorial cost and product development cost are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

Advertising and Subscription Acquisition Costs.   Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Advertising expense was approximately $41,500, $45,100 and $43,400 during the years ended December 31, 2006, 2005 and 2004, respectively.

Internal-Use Software.   In compliance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and EITF No. 00-2, “Accounting for Web Site Development Costs,” direct internal and external costs associated with the development of the features and functionality of the Company’s web sites incurred during the application and infrastructure development phase have been capitalized, and are included in property and equipment, net on the accompanying consolidated balance sheets. Typical capitalized costs include, but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Derivative Financial Instruments.   Derivative Financial Instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value regardless of the purpose or intent for holding them. If a derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the related change in the hedged item are recognized in operations. If a derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of consolidated operations when the hedged item affects operations. For a derivative that does not qualify as a hedge, changes in fair value are recognized in operations. The Company has not been a party to and has not entered into any derivative contracts in any of the periods presented herein, other than the forward agreement discussed in Note 4.

Recent Accounting Pronouncements Not Yet Adopted

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115”

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is in the process of assessing the impact of this Interpretation on its consolidated financial statements.

3.   Divestitures

The Company has classified the results of certain divested entities and entities planned for disoposition as of December 31, 2006 as discontinued operations in accordance with SFAS No. 144.

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

In February 2004, the Company completed the sale of Kagan World Media, part of the Business Information segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale were approximately $2,200.

In April of 2004, the Company sold About Web Services, the Web hosting business of About, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Proceeds from the sale were approximately $12,200.

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

In September 2004, the Company announced that it was exploring the sale of its Workplace Learning division, excluding PRIMEDIA Healthcare. Accordingly, the operating results of Workplance Learning, excluding PRIMEDIA Healthcare, have been classified as discontinued operations for all periods presented. Workplace Learning was part of the Education segment (formerly known as the Education and Training segment) which was renamed to reflect the classification of Workplace Learning as a discontinued operation.

2005

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment, the results of which have been classified as discontinued operations for all periods presented. Gross proceeds from the sale of approximately $410,600 were used to reduce the Company’s borrowings under its revolving bank credit facilities and for general corporate purposes. The Company recorded a net gain on the sale of About.com of $378,930 included in discontinued operations for the year ended December 31, 2005.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning, and on April 1, 2005, the Company sold the remaining net assets of Workplace Learning for the assumption of liabilities. The Company recorded a net gain of $2,806 included in discontinued operations for the year ended December 31, 2005.

On September 30, 2005, the Company sold its Business Information Segment for approximately $385,000, resulting in a net gain of $221,978. During the fourth quarter of 2005, the Company sold Ward’s Automotive Group, resulting in a net gain of approximately $501. The operating results of the Business Information segment, including Ward’s Automotive Group, have been classified as discontinued operations for all periods presented.

Additionally, during the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment. Their operating results have been classified as discontinued operations for all periods presented.

During the fourth quarter of 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment, and discontinue the operations of its Software on Demand division, part of the Education segment. In February of 2006, the Company completed the sale of the History group for $17,000, resulting in a net gain of approximately $13,500. In the third quarter of 2006, the Company completed the sale of the Crafts group for $132,000, resulting in a net gain of approximately $45,400 after certain divestiture related expenses and working capital expenses. The net proceeds from these sales are subject to routine post-closing adjustments. The operating results of these operations have been classified as discontinued operations for all periods presented.

2006

In September of 2006, the Company has classified as discontinued operatinons and completed the sale of the Gems group, part of the Enthusiast Media segment. The net proceeds from this sale are subject to routine post-closing adjustments.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, which consists primarily of its hunting, fishing, and shooting titles, for $170,000 in cash. The transaction was completed in January 2007. The net proceeds from this sale are subject to routine post-closing adjustments. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying consolidated balance sheet as of December 31, 2006.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its  Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. The remaining assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheet as of December 31, 2006 (see further discussion below).

The operating results of these operations have been classified as discontinued operations for all periods presented.

Included in Discontinued Operations

Total revenues, net, and income (loss) before provision for income taxes included in discontinued operations for the years ended December 31, 2006, 2005 and 2004 on the accompanying statements of consolidated operations are as follows:

	Year Ended December 31,
	2006	2005	2004
Total revenues, net	$200,156	$433,220	$555,525
Income (loss) before provision for income taxes.	$(6,654)	$39,330	$64,426

Income (loss) before provision for income taxes above excludes gains on sale of businesses. The gains on sales of businesses, net of tax, were $62,077, $604,215 and $43,535 for the years ended December 31, 2006, 2005 and 2004, respectively.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of December 31, 2006 and 2005, have been classified as held for sale on the accompanying consolidated balance sheets. As of December 31, 2006, this represents the assets and liabilities of the Outdoors group and the Education segment. As of December 31, 2005, this represents the assets and liabilities of the Crafts and History groups.

	December 31, 2006	December 31, 2005
ASSETS
Accounts receivable, net	$17,103	$12,994
Inventories	1,750	1,273
Prepaid expenses and other	6,458	883
Property and equipment, net	8,234	1,617
Intangible assets	22,595	5,148
Goodwill	105,238	87,214
Other non-current assets	8,659	—
Assets of businesses held for sale	$170,037	$109,129
LIABILITIES
Accounts payable	$5,500	$3,929
Accrued expenses and other	14,977	1,085
Deferred revenues—current	29,472	28,189
Other non-current liabilities	351	—
Liabilities of businesses held for sale	$50,300	$33,203

Businesses with assets and liabilities classified as held for sale at December 31, 2005 were sold during 2006. In January, 2007, the Company completed the sale of its Outdoors group (see Note 27).

Impairment

In accordance with SFAS No. 142, the Company performs annual impairment testing on its goodwill and indefinite lived intangible assets. In connection with the results of its SFAS No. 142 impairment testing, the Company recorded impairment charges related to indefinite lived intangible assets of the Education segment, included in amortization of intangible assets and other in discontinued operations, of $2,200, $2,100 and $6,700 as of October 31, 2006, 2005 and 2004, respectively.

Also, in connection with the results of the SFAS No. 142 impairment testing, factors indicated that the carrying value of certain finite lived assets might not be recoverable. As a result, the Company performed an impairment test in accordance with SFAS No. 144 and recorded a loss in the carrying value of certain assets of its Education segment of $2,937 and $11,228, included in discontinued operations, as of October 31, 2006 and 2005, respectively. In addition, during the fourth quarter of 2006, the Company recorded impairment charges totaling $5,945 related to the write-down of certain assets and a provision for expected loss on sale of business, also included in discontinued operations. See Note 8 for further information on impairment testing.

4.                 Acquisitions

Acquisition of Automotive.com

Allocation of Purchase Price

On November 15, 2005, PRIMEDIA purchased 80% of the stock of Automotive.com, Inc. (“Automotive.com”), an automotive lead generation business serving new car buyers, which has proven expertise in car sales lead generation, search engine marketing, search engine optimization and a technology platform that can drive increased traffic and ultimately monetize that traffic into high quality lead generation. To obtain full advantage from this acquisition, PRIMEIDA contributed the assets associated with its 55 automotive Internet sites to Automotive.com, creating new revenue opportunities for its portfolio of established automotive brands. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com with the auto Internet sites contributed by PRIMEDIA provides a platform for maximizing advertising and lead generation revenues across all those sites.

The total estimated purchase price of Automotive.com was $92,099, comprised of $68,400 in cash, net of cash acquired, $23,417 representing the present value of expected future payments to be made to acquire the remaining shares of Automotive.com and $282 of estimated acquisition costs.

PRIMEDIA financed the acquisition of Automotive.com utilizing $55,985 in cash and the remaining $12,415 as an advance on its revolver.

The following is a summary of the estimated purchase price, as well as the allocation of the purchase price to the fair value of the net assets acquired at November 15, 2005:

Cash paid (net of cash acquired)	$68,400
Present value of expected future payments	23,417
Direct acquisition costs	282
Total purchase price	92,099
Less: Fair value of net tangible assets acquired	7,158
Plus: Liabilities assumed	8,094
Total estimated purchase price	93,035
Allocated to identifiable intangible assets	30,689
Goodwill	$62,346

Tangible assets acquired and liabilities assumed consisted of the following:

Accounts receivable, net	$4,170
Other current assets	2,266
Property and equipment	722
Total tangible assets acquired	$7,158
Accounts payable	$1,202
Accrued expenses	6,892
Total liabilities assumed	$8,094

Intangible assets acquired consisted of the following:

	Fair Value at purchase date	Weighted- Average Amortization Period
Customer relationships	$21,300	11 years
Advertiser lists	110	4 years
Domain names	1,700	15 years
License	6,800	2 years
Software development	779	3 years
Total	$30,689	9 years

Goodwill resulting from the purchase of Automotive.com is included in the goodwill of the Enthusiast Media segment. None of the goodwill resulting from the purchase of Automotive.com is expected to be deductible for tax purposes.

Additional Payments

Under the provisions of the Automotive.com Stockholders Agreement, the Company must make quarterly payments (the “Additional Payments”) to the minority shareholders of Automotive.com, as defined in the Automotive.com Stockholders Agreement. The additional payments are paid within 45 days of the end of each calendar quarter commencing with the quarter ended December 31, 2005 and ending within 45 days of the quarter ending December 31, 2008, or December 31, 2009, if the forward agreement (see discussion below) is extended by the minority shareholders. The additional payments are recognized when the related contingency is resolved and the consideration is paid or becomes payable. The pro rata share of the additional payments made to Automotive.com’s Chief Executive Officer (“CEO”) will be recorded as compensation expense to the Company due to the nature of his ongoing relationship with Automotive.com. The remaining pro rata share of the Additional Payments to be made to the other minority shareholders will be recorded as an adjustment to the purchase price of Automotive.com.

For the year ended December 31, 2006, the Company recorded $1,198 of compensation expense, and $3,465 as an increase to goodwill, for the Additional Payments relating to the minority shareholders.

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

For accounting purposes, the forward agreement has been bifurcated into the components relating to the CEO of Automotive.com and the other minority shareholders. The initial recognition of the liability, as of January 1, 2006, totaling $330, was recorded as a portion of the cumulative effect of change in accounting principle (due to the adoption of SFAS No. 123(R)). The liability measured on December 31, 2006 was $2,663, resulting in a charge to compensation expense of $2,333 for the year ended December 31, 2006.

The component of the forward agreement relating to the other minority shareholders was recorded as a liability at fair value as of the transaction date and an adjustment to the purchase price. On December 31, 2006, the fair value of this liability was $21,228, resulting in a net reduction to interest expense of $2,452 for the year ended December 31, 2006. At December 31, 2005, the fair value of this liability was $23,681. The change in the fair value of the liability from the date of acquisition resulted in a charge to interest expense of $264 for the year ended December 31, 2005.

Pro Forma Information

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

	2005	2004
Total revenue	$846,307	$829,605
Loss from continuing operations	$(75,894)	$(69,116)
Net income	$555,494	$31,238
Earnings per basic and diluted share	$2.11	$0.07

Acquisition of New Home Update

In April 2005, the Consumer Guides segment acquired the assets of New Home Update, a collection of new home guides for $15,800 in cash and $461 in assumed liabilities. The purchase price and its allocation are subject to routine post-closing adjustments. The Company allocated the purchase price of the acquisition to the following asset classes:

Asset Class	Amount Allocated	Amortization Period
Goodwill	$9,278	—
Non-Compete Agreements	382	5 years
Advertiser Lists	5,791	10 years
Other	810	—
Total	$16,261

The results of operations of this acquisition did not have a material impact on the Company’s results of operations for the year ended December 31, 2005, nor were the operations of this acquisition material during 2005 prior to the acquisition.

Acquisition of RentClicks

In January 2006, the Consumer Guides segment acquired the assets of RentClicks for $12,683 in cash (including acquisition related expenses) and potential earnout consideration. The amount of the earnout consideration of approximately $2,000, was charged to goodwill during 2006 when it was earned and was based on a measure of RentClicks’ earnings. The Company allocated the total purchase price of the acquisition to the following asset classes:

	Amortization Period	Amount Allocated
Goodwill	—	$7,204
Advertiser Lists	22 years	5,900
Non-Compete Agreements	5 years	860
Other	—	847
		14,811
Less: assumed liabilities		(49)
Total		$14,762

The results of operations of this acquisition did not have a material impact on the Company’s results of operations for the year ended December 31, 2006, nor were the operations of this acquisition material during 2006 prior to the acquisition.

Other Acquisitions

In addition to the acquisitions listed above, the Company acquired the net assets of certain other smaller businesses for cash of $11,175 and $21,274 in 2006 and 2005, respectively. The results of operations of all of these acquisitions did not have a material impact on the Company’s results of operations for the year ended December 31, 2006 or 2005.

5.                 Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2006	2005
Accounts receivable	$124,788	$146,289
Allowance for doubtful accounts	(7,368)	(8,256)
Allowance for returns and rebates	(2,136)	(3,260)
	$115,284	$134,773

6.                 Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$10,915	$17,895
Work in process	79	125
Finished goods	1,984	3,192
	$12,978	$21,212

7.                 Property and Equipment, Net

Property and equipment, net, including those held under capital leases, consisted of the following:

	2006	December 31,
	Range of Lives (years)	2006	2005
Land	—	$334	$334
Buildings and improvements	5-32	29,496	33,572
Furniture and fixtures	7	11,872	14,559
Machinery and equipment	3-10	60,029	68,417
Internal use software	3	90,109	80,478
School equipment	2-10	—	71,980
Other	2-5	19,028	14,128
		210,868	283,468
Less: Accumulated depreciation and amortization		164,478	226,600
		$46,390	$56,868

Included in property and equipment are assets which were acquired under capital leases in the amount of $14,535 and $15,090 with accumulated amortization of $11,919 and $10,561 at December 31, 2006 and 2005, respectively (see Note 22).

8.                 Goodwill, Other Intangible Assets and Other

SFAS No. 142 requires companies to assess goodwill and indefinite lived intangible assets for impairment at least annually. The Company established October 31 as the annual impairment test date and accordingly evaluated its goodwill and trademarks. Any impairment identified is recorded in operating income. The Company’s impairment testing under SFAS No. 142 did not result in any impairments for the Enthusiast Media or Consumer Guides segments in any of the periods presented.

In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 3).

The Company’s SFAS No. 142 valuations utilized both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. The Company’s discounted cash flow valuation used a range of discount rates that represented the Company’s weighted-average cost of capital and included an evaluation of other companies in each reporting unit’s industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company’s annual planning process. If the assumptions and estimates underlying these goodwill and trademark impairment evaluations are not achieved, the amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually (as of October 31) in conjunction with the Company’s annual budgeting and forecasting process, with any impairment classified as an operating expense.

Changes in the carrying amount of goodwill by operating segment are as follows:

	Enthusiast Media	Consumer Guides	Business Information	Total
Balance as of January 1, 2005	$688,911	$96,001	$117,667	$902,579
Inter-segment transfers	3,805	—	(3,805)	—
Goodwill acquired related to acquisition of businesses	64,246	16,710	38	80,994
Goodwill written off related to the sale of businesses	(19,238)	(44)	(113,900)	(133,182)
Goodwill allocated to assets held for sale	(87,214)	—	—	(87,214)
Balance as of December 31, 2005	650,510	112,667	—	763,177
Goodwill acquired related to acquisition of businesses	6,265	10,519	—	16,784
Goodwill written off related to the sale of businesses	(585)	—	—	(585)
Goodwill allocated to assets held for sale	(105,238)	—	—	(105,238)
Balance as of December 31, 2006	$550,952	$123,186	$—	$674,138

Intangible assets subject to amortization consist of the following:

		December 31,
		2006(1)			2005(1)
		Gross			Gross
	Range of Lives	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	2-20	$94,011	$71,416	$22,595	$194,926	$166,553	$28,373
Advertiser lists	4-20	99,004	79,987	19,017	96,065	79,418	16,647
Other	1-20	27,924	20,012	7,912	109,894	97,945	11,949
		$220,939	$171,415	$49,524	$400,885	$343,916	$56,969

(1)          Excluding intangible assets classified as assets held for sale (see Note 3).

Intangible assets not subject to amortization had a carrying value of $138,363 and $174,435 at December 31, 2006 and 2005, respectively, (excluding intangible assets classified as assets held for sale) and consisted of trademarks. Amortization expense for intangible assets still subject to amortization was $10,757, $5,822, and $6,045 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, estimated future amortization expense of intangible assets still subject to amortization, excluding deferred wiring costs, is approximately as follows: $10,000, $6,000, $5,000, $5,000 and $4,000 for 2007, 2008, 2009, 2010 and 2011 respectively.

9.                 Other Non-Current Assets

Other non-current assets consisted of the following:

	December 31,
	2006	2005
Deferred financing costs, net	$10,126	$14,424
Direct-response advertising costs, net	5,522	10,871
Cost method investments	3,414	4,733
Video mastering and programming costs, net	—	3,644
Other	3,748	2,256
	$22,810	$35,928

In 2006, the Company wrote off $1,732 of deferred financing costs resulting from certain 2006 debt purchases (see Note 11).

The deferred financing costs are net of accumulated amortization of $19,563 and $24,468 at December 31, 2006 and 2005, respectively. The deferred wiring and installation costs are net of accumulated amortization of $68,308 at December 31, 2005. Direct response advertising costs are net of accumulated amortization of $5,051 and $11,827 at December 31, 2006 and 2005, respectively. Video mastering and programming costs are net of accumulated amortization of $2,612 at December 31, 2005.

10.          Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2006	2005
Payroll, commissions and related employee benefits	$25,340	$30,333
Taxes	22,928	19,475
Interest payable	12,351	13,794
Retail display costs and allowances	8,263	11,450
Rent and lease liabilities	7,073	5,643
Deferred purchase price	4,998	2,724
Circulation costs	4,840	5,399
Professional fees	3,806	2,943
Royalties	—	2,337
Other	22,584	28,221
	$112,183	$122,319

11.          Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
Borrowings under bank credit facilities	$496,000	$513,000
8 7/8% Senior Notes Due 2011	406,733	471,013
8% Senior Notes Due 2013	294,810	300,000
Senior Floating Rate Notes Due 2010	122,500	175,000
	1,320,043	1,459,013
Obligation under capital leases (see Note 22)	2,986	5,434
	1,323,029	1,464,447
Less: Current maturities of long-term debt	6,070	7,677
	$1,316,959	$1,456,770

During 2006, the Company purchased a total of $65,485 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in several transactions, for $63,971 plus $616 of accrued interest. Also during 2006, the Company purchased a total of $5,190 principal amount of its 8.00% Senior Notes due May 15, 2013 in two different transactions for $4,790 plus $164 of accrued interest, and purchased a total of $52,500 principal amount of its Senior Floating Rate Notes Due 2010 in four different transactions for $55,119 plus $470 of accrued interest. As a result of these transactions, the Company recorded a loss of $2,599 net of the write-off of unamortized deferred financing costs and bond discount for the year ended December 31, 2006. This loss is included in the other income (expense), net line on the accompanying statements of consolidated operations.

On September 30, 2005, the Company entered into a new $500,000 term loan B credit facility with a maturity date of September 30, 2013. The term loan B bears interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. The Company applied the net proceeds from the sale of its Business Information segment, and a portion of the term loan B to prepay $47,143 of outstanding term loan A commitments, $216,777 of term loan B commitments and $99,000 of term loan C commitments. In addition, the Company permanently reduced its total revolving loan commitments in an aggregate principal amount of $79,084. The Company recorded a loss of $3,541 in the other income (expense), net line on the accompanying statements of consolidated operations for the year ended December 31, 2005 related to the write-off of unamortized deferred financing costs relating to the credit facilities.

The bank credit facilities consisted of the following at December 31, 2006:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$495,000	$771,795
Borrowings Outstanding	(1,000)	(495,000)	(496,000)
Letters of Credit Outstanding	(20,157)	—	(20,157)
Unused Bank Commitments	$255,638	$—	$255,638

With the exception of the term loan B and the Senior Floating Rate Notes, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year. The new term loan B bears interest at base rate plus 1.25% or LIBOR plus 2.25% per year.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During 2006, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $118,629 in 2007 and a final reduction of $158,166 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

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

8 7/8% Senior Notes.   The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes became redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $3,282 and $4,487 at December 31, 2006 and 2005, respectively.

8% Senior Notes.   The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and have interest payable semi-annually in May and November at an annual rate of 8.00%.

Senior Floating Rate Notes.   The Floating Rate Senior Notes mature on May 15, 2010 with no sinking fund and have interest payable quarterly in February, May, August and November at the annual rate equal to the three month LIBOR plus 5.375%.

The Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes are secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.). Consumer Source Inc. includes all of the business and related operations of PRIMEDIA Inc. The operating results of Consumer Source Inc. are the same as consolidated PRIMEDIA Inc., and their balance sheets are substantially the same, except that PRIMEDIA Inc. holds all of the Company’s bank credit facilities, Senior Notes indebtedness, capital stock accounts and other miscellaneous balance sheet accounts.

If the Company becomes subject to a change of control, as defined in the indentures governing the Senior Notes, each holder of the Senior Notes will have the right to require the Company to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

Covenant Compliance

Under the most restrictive covenants as defined in the bank credit facilities agreement, as amended on September 30, 2005, the Restricted Group (as defined in Note 26) must maintain a minimum interest coverage ratio, as defined, of 1.75 to 1 and a minimum fixed charge coverage ratio, as defined, of 1.05 to 1. The maximum allowable debt leverage ratio, as defined in the bank credit facilities, is 6.25 to 1 and decreases to 6.00 to 1 on October 1, 2007 (see Note 26).

The scheduled repayments of all debt outstanding, net of unamortized discount, including capital leases as of December 31, 2006, are as follows:

Years Ending December 31,	Debt	Capital Lease Obligations and Other	Total
2007	$5,000	$1,070	$6,070
2008	6,000	739	6,739
2009	5,000	528	5,528
2010	127,500	426	127,926
2011	411,733	223	411,956
Thereafter	764,810	—	764,810
Total	$1,320,043	$2,986	$1,323,029

12.          Income Taxes

At December 31, 2006, the Company had aggregate Federal net operating loss carryforwards of approximately $1.3 billion which will be available to reduce future taxable income through 2024. In addition, the Company has significant state and local net operating loss carryforwards in various jurisdictions in which the Company and/or its subsidiaries file income tax returns. These state and local net operating loss carryforwards expire over various periods based on applicable state and local regulations. The Company currently has recorded a full valuation allowance against its federal, state and local net operating loss carryforwards. To the extent that the Company achieves positive net income in the future, the net operating loss carryforwards may be able to be utilized and the Company’s valuation allowance will be adjusted accordingly. The utilization of such net operating losses is subject to certain limitations under tax laws.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2006			2005
	Federal	State	Total	Federal	State	Total
Deferred income tax assets:
Difference between book and tax basis of accrued expenses and other	$34,903	$8,672	$43,575	$29,515	$7,333	$36,848
Difference between book and tax basis of other intangible assets	51,276	12,739	64,015	64,236	15,959	80,195
Difference between book and tax basis of property and equipment	11,183	2,778	13,961	11,704	2,908	14,612
Operating loss carryforwards	443,077	44,415	487,492	397,203	74,074	471,277
AMT credit carryforwards	1,765	—	1,765	3,981	—	3,981
Net unrealized loss on investments	4,762	1,183	5,945	5,190	1,289	6,479
Total	$546,966	$69,787	$616,753	$511,829	$101,563	$613,392
Deferred income tax liabilities:
Difference between book and tax basis of indefinite lived intangible assets	$60,778	$11,282	$72,060	$73,225	$14,430	$87,655
Total	60,778	11,282	72,060	73,225	14,430	87,655
Net deferred income tax assets	486,188	58,505	544,693	438,604	87,133	525,737
Less: Valuation allowance	(546,966)	(69,787)	(616,753)	(511,829)	(101,563)	(613,392)
Net	$(60,778)	$(11,282)	$(72,060)	$(73,225)	$(14,430)	$(87,655)

The components of the provision (benefit) for income taxes are as follows:

	2006	2005	2004
Current:
Federal	$1,765	$3,981	$—
State and local	9,436	8,110	1,512
Total	11,201	12,091	1,512
Deferred:
Federal	24,564	207,100	47,669
State and local	31,173	26,596	(2,252)
Total	55,737	233,696	45,417
Change in valuation allowance	(62,263)	(221,213)	(31,609)
Total deferred provision	(6,526)	12,483	13,808
Total provision for income taxes	$4,675	$24,574	$15,320

The provision for income taxes is included in the Company’s statements of consolidated operations as follows:

	2006	2005	2004
Continuing operations	$5,344	$426	$7,713
Discontinued operations	(669)	24,148	7,607
Total provision for income taxes	$4,675	$24,574	$15,320

A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the loss from continuing operations is set forth below:

	2006	2005	2004
Tax benefit at federal statutory rate	$(7,813)	$(23,220)	$(20,010)
State/Local taxes, net of federal impact	1,627	(1,312)	(6,581)
Interest on shares subject to mandatory redemption	—	12,195	15,323
Change in valuation allowance	6,114	12,034	(2,411)
NOL expiration and other adjustments	4,306	—	21,123
Other, net	1,110	729	269
Provision for income taxes	$5,344	$426	$7,713

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. Therefore, as a result of the adoption of SFAS No. 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. With the adoption of SFAS No. 142, the Company no longer amortizes the book basis of the indefinite-lived intangible assets but will continue to amortize these intangible assets for tax purposes. During 2006, 2005 and 2004, the Company recorded a provision (benefit) for deferred income taxes of $(6,526), $12,483 and $13,808, respectively, related to the increase in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite lived intangible assets.

A portion of the valuation allowance in the amount of approximately $111,000 at December 31, 2006 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

PRIMEDIA’s tax returns are subject to examination by the applicable taxing authorities. The Company believes adequate provision for all outstanding issues has been made for all open years and that, as of December 31, 2006, the accrual for income taxes payable is sufficient to cover any expected liabilities arising from any such examination.

13.          Shares Subject to Mandatory Redemption (the Company’s Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

On May 11, 2005, the Company purchased all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of $167,487) and all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of $95,333). The Series D Exchangeable Preferred Stock was called at 101% of the liquidation preference thereof plus accrued but unpaid dividends and the Series F Exchangeable Preferred Stock was called at par plus accrued but unpaid dividends. The Company recorded a loss of $4,349 in the other income (expense), net line on the accompanying statements of consolidated operations for the year ended December 31, 2005 in connection with these preferred stock purchases. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the purchase of the Series D preferred shares.

On October 1, 2005, the Company purchased all of its outstanding shares of $8.625 Series H Exchangeable Preferred Stock (with an aggregate liquidation preference of $211,739). The Preferred Stock was called at 101.4% of the liquidation preference thereof plus accrued but unpaid dividends. The Company recorded a loss of $5,539 in the other income (expense), net line on the accompanying statements of consolidated operations for the year ended December 31, 2005 in connection with these preferred stock purchases. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series H preferred shares.

As a result of these purchases, the Company had no outstanding shares subject to mandatory redemption as of December 31, 2006 and 2005.

14.          Series J Convertible Preferred Stock

On July 7, 2004, the Company purchased all of its outstanding Series J Convertible Preferred Stock, representing an aggregate of 1,424,306 shares for approximately $178,000, using cash on hand of approximately $33,000 and $145,000 of advances under its revolving credit facility.

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

Summary of Impact of SFAS No. 123(R)

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to adopt SFAS No. 123(R) using the modified prospective method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Upon adoption of SFAS No. 123(R), the Company recorded an increase in net income of $352 as a portion of the cumulative effect of change in accounting principle due to SFAS No. 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards (previously the Company recognized forfeitures when they occurred) and a reduction to net income of $330 as a portion of the cumulative effect of change in accounting principle as described in Note 4. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Pro Forma Disclosure for the Years Ended December 31, 2005 and 2004

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

	Year Ended December 31,
	2005	2004
Reported income applicable to common shareholders	$564,618	$21,965
Add: stock-based employee compensation expense included in reported income applicable to common share holders	3,780	2,778
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(8,237)	(11,390)
Pro forma income applicable to common shareholders	$560,161	$13,353
Per common share:
Reported basic and diluted income	$2.15	$0.08
Pro forma basic and diluted income	$2.13	$0.05

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

	2006	2005	2004
Expected volatility	61.71% - 63.63%	65.95% - 75.30%	80.14% - 89.0%
Weighted-average volatility	61.78%	71.89%	83.83%
Expected dividends	—	—	—
Expected term (in years)	3	3	3
Risk-free rate	4.95% - 5.03%	3.25% - 4.23%	1.99% - 3.25%

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

In 2006, the Company granted two board members an aggregated total of 100,000 options to purchase shares of the company’s Common stock. The exercise price of these stock options is $1.60. These options vest annually over a three-year period following the date of grant.

A summary of the Company’s stock options award activity as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	20,712,058	$7.65
Granted	110,000	$1.62
Exercised	(19,833)	$1.82		$2
Expired	(767,614)	$8.07
Forfeited	(219,582)	$3.12
Outstanding at December 31, 2006	19,815,029	$7.65	3	$9
Vested or expected to vest at December 31, 2006	19,642,038	$7.68	3	$8
Exercisable at December 31, 2006	18,469,806	$7.85	3	$8

The weighted-average fair value per option for options granted during the year ended December 31, 2006 was $0.73. Cash received from the exercise of stock options during the year ended December 31, 2006 was $36. No options were settled in cash during the year ended December 31, 2006.

The Company’s policy for attributing the value of graded vested share-based compensation awards is on a straight-line basis over the requisite service period for the entire award. As of December 31, 2006, there was $364 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1 year.

Nonvested shares

The weighted average fair value of nonvested shares granted in the years ended December 31, 2005 and 2004 were $3.48 and $2.74, respectively.

A summary of the Company’s nonvested shares award activity as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	804,500	$2.95
Vested	(424,546)	$2.91
Forfeited	(5,500)	$2.90
Nonvested Shares at December 31, 2006	374,454	$3.01

As of December 31, 2006, there was $661 of total unrecognized compensation cost related to nonvested shares. The cost is expected to be recognized over a weighted average period of 1 year.

The total fair value of shares vested during the year ended December 31, 2006 was $1,234.

The Company has 9,685,921 shares of the Company’s common stock reserved for future grants in connection with the Stock Option Plan at December 31, 2006.

Employee Stock Purchase Plan (“ESPP”)

Effective January 1, 2006, the ESPP was amended to provide that the purchase price of shares through the ESPP is 95% of the closing stock price on the last day of the offering period. Due to the amendment, the ESPP became non-compensatory and thus no charges were recorded for the year ended December 31, 2006. ESPP non-cash compensation for the year ended December 31, 2005 and 2004 did not have a material impact on the Company’s statements of consolidated operations. In January and July 2006, the Company issued 170,054 and 112,877 shares purchased under the ESPP during the offering periods of the six months ended December 31, 2005 and June 30, 2006, respectively.

The Company has 2,451,000 shares of the Company’s common stock reserved for future grants in connection with the ESPP at December 31, 2006.

Non-Cash Compensation

	Year Ended December 31,
	2006	2005	2004
Nonvested shares	$1,407	$2,455	$3,319
Share Based Compensation (SFAS No. 123(R) and SFAS No. 123)	2,401	3,780	2,603
Amortization of the intrinsic value of unvested “in-the-money” options issued in connection with the About Merger.	—	—	175
Total	$3,808	$6,235	$6,097

Non-cash compensation is omitted from the Company’s calculation of consolidated EBITDA, as defined in the Company’s bank credit facilities and Senior Note agreements (see Note 11).

16.   Basic and Diluted Income (Loss) Per Common Share

Income (loss) per common share for the years ended December 31, 2006, 2005, and 2004 has been determined based on income (loss) applicable to common shareholders, divided by the weighted average number of common shares outstanding for all years presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants at December 31, 2006, 2005 and 2004, and 19,815,029, 20,712,058 and 25,502,277 stock options at December 31, 2006, 2005 and 2004, respectively. Potentially dilutive securities were not included in the computation of diluted income (loss) per common share because the effect of their inclusion would be anti-dilutive.

17.   Senior Executives Severance and Provision for Restructuring Costs

Senior Executives Severance

In 2005 and 2004 the Company recorded $1,775 and $658 of severance related to the separation of the former President and Chief Executive Officer and the former Interim Chief Executive Officer, respectively.

Provision for Restructuring Costs

In 2006, the Company began new cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

Details of the new initiatives implemented and the payments made related to both the new and previously implemented plans during the years ended December 31, 2006 and 2005 are presented in the following tables:

	Liability as of January 1, 2006	Net Provision for the Year Ended December 31, 2006		Payments During the Year Ended December 31, 2006	Liability as of December 31, 2006
Severance and closures:
Employee-related termination costs	$245	$1,020		$(1,015)	$250
Termination of leases related to office closures	29,228	1,230		(4,228)	26,230
Total severance and closures	$29,473	$2,250	(1)	$(5,243)	$26,480	(2)

	Liability as of January 1, 2005	Net Provision for the Year Ended December 31, 2005		Payments During the Year Ended December 31, 2005	Liability as of December 31, 2005
Severance and closures:
Employee-related termination costs	$1,499	$1,532		$(2,786)	$245
Termination of leases related to office closures	34,450	283		(5,505)	29,228
Total severance and closures	$35,949	$1,815	(3)	$(8,291)	$29,473

(1)          Includes $944 related to the Enthusiast Media segment, $506 related to the Consumer Guides segment and $800 related to Corporate.

(2)          Includes $1,788 related to the Enthusiast Media segment, $290 related to the Consumer Guides segment and $24,402 related to Corporate.

(3)          Includes $2,259 related to the Enthusiast Media segment and $121 related to the Consumer Guides segment net of a reduction of $565 related to Corporate due to a true-up of leases related liabilities.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. The employee-related termination costs are expected to be paid through 2007. To reduce the lease related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of this new plan, the Company has closed 4 office locations and has terminated a total of 73 individuals.

Liabilities of $4,495 and $3,972 representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively. Liabilities of $21,985 and $25,501 representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

For purposes of the Company’s bank credit facilities and Senior Note agreements, the provision for restructuring costs is excluded from the Company’s calculation of consolidated EBITDA.

18.   Provision for Unclaimed Property

Based on an initial assessment at the end of 2003, the Company believed that certain business units may have had unclaimed property that should have been remitted to one or more states under their respective escheatment requirements. The property in question related primarily to unused advertising credits and outstanding accounts payable checks. It was premature to estimate the extent of the financial risk at the end of 2003, but the Company believed that the risk would not have a material impact on its results of operations or financial position. Upon completion of the initial phase of this assessment, the Company recorded in the year ended December 31, 2004 an estimated provision for unclaimed property of $2,811, relating to continuing operations, plus $2,689 relating to operations subsequently classified as discontinued operations. The calculation of this provision represents the recording of a correction of an error for unclaimed property transactions which occurred during the years 1991 to 2003; however, the amount of the provision, applicable to any year within this period, is not material to the results of operations for each of the respective years, nor is the total provision in relation to the results of operations for 2004 considered material.

The Company continues to negotiate settlements under voluntary disclosure agreements with the relevant states, the most significant of which was settled in October 2005, with no additional provision required.

19.   Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin summarizes the SEC staff’s view regarding the process of quantifying financial statement misstatements. SAB No. 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of accumulated deficit in the year of adoption. SAB No. 108 is effective for reporting periods ending after November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006.

During the fourth quarter of 2006, the Company identified trademarks related to inactive publications which were not written-off in the years that they became inactive (2002—2005). Management believes that this error totaling approximately $5,300, net of deferred tax liabilities, is not material to prior years’ financial statements. However, management does believe that this error is material to its current year financial statements and upon adoption of SAB No. 108 recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $5,300, and as a result, reduced intangible assets by approximately $6,900 and deferred tax liabilities by approximately $1,600.

During the fourth quarter of 2006, the Company concluded that, based on applicable tax regulations, a worthless stock deduction associated with the divestiture of PRIMEDIA Business Magazines and Media, should have been considered in the 2005 provision for income taxes calculation. This benefit would have reduced the Company’s total provision for income taxes by approximately $4,200. Management believes that this error is not material to the prior year’s financial statements. However, management does believe that this error is material to its current year financial statements and upon adoption of SAB No. 108 recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $4,200.

During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 is not material to the prior year’s financial statements. However, management does believe that this error is material to its current year financial statements and upon adoption of SAB No. 108 recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500.

20.   Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and SFAS No. 157, “Fair Value Measurements”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
8 7/8% Senior Notes	$406,733	$412,578	$471,013	$441,917
8% Senior Notes	294,810	293,336	300,000	254,813
Senior Floating Rate Notes	122,500	128,074	175,000	170,625
Deferred Purchase Price Liabilities	36,016	39,185	33,897	37,129

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

21.   Benefit Plans

Retirement Plans.   Substantially all of the Company’s employees are eligible to participate in defined contribution plans. The expense recognized for all of these plans was approximately $2,145 in 2006, $1,904 in 2005 and $1,614 in 2004.

22.   Commitments and Contingencies

Commitments.   Total rent expense under operating leases was $25,075, $22,219 and $24,137 for the years ended December 31, 2006, 2005 and 2004, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The Company expenses all operating leases for rent on a straight-line basis. The leases primarily relate to real estate and equipment. The following annual rental commitments include an aggregate of $26,230 which has been reserved for as part of the provision for restructuring costs (see Note 17). Minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2007	$41,145
2008	36,120
2009	31,369
2010	24,416
2011	22,849
Thereafter	93,277
$249,176

Future rental commitments for the above leases have not been reduced by minimum noncancelable sublease income aggregating $66,992 as of December 31, 2006.

Future minimum lease payments under capital leases (see Notes 7 and 11) are as follows:

Year Ending December 31,
2007	$1,262
2008	857
2009	591
2010	455
2011	227
Thereafter	—
3,392
Less: Amount representing interest (at rates ranging from 7% to 8%)	406
Present value of net minimum lease payments and other	2,986
Less: Current portion	1,070
Long-term obligations (included in long-term debt)	$1,916

Contingencies.   The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third party guaranty of up to $10,000 against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At that time, the Company also recorded a receivable of $10,000 for the amount due from the third party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter, the Company has recorded a charge of approximately $7,200 to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10,000 receivable with a charge to discontinued operations as of December 31, 2006. The Company continues to exercise all available legal remedies against the third party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases.

At December 31, 2006, the Company has recorded a total liability of $16,156 for the fair value of the future lease payments, net of estimated sublease income, in the accompanying consolidated balance sheet.

23.   Related Party Transactions

For the years ended December 31, 2006, 2005 and 2004, the Company incurred and expensed administrative and other fees relating to KKR, an affiliated party, of $1,000 per year. For the years ended December 31, 2006, 2005 and 2004, the Company incurred and expensed directors’ fees for certain partners of KKR aggregating $131, $165 and $188, respectively. In June 2004, $386 of directors’ fees were paid to George Roberts, another former director, in the form of 90,082 shares of the Company’s common stock as he was permitted to defer the payment of his fees and receive them in the form of common stock pursuant to the Directors’ Deferred Compensation Plan.

In 2005 and 2004, the Company paid Capstone $119 and $162, respectively, in cash for consulting services received. Dean Nelson, the Chairman, President and Chief Executive Officer and a director of PRIMEDIA is also the Chief Executive Officer of Capstone. The Company did not make any payments to Capstone during 2006.

The Company leases transponders for its Education segment from PanAmSat Corporation (“PanAmSat”). Beginning in August of 2004, an investment partnership associated with KKR owned more than 20% of PanAmSat. This relationship ceased during July of 2006. The Company paid transponder lease fees of $825 through the time that PanAmSat was a related party, as defined, during 2006, and $374 for the year ended December 31, 2005, and received credits of $370 during 2005. From the period PanAmSat became a related party, as defined, the Company paid transponder lease fees of $815 for the year ended December 31, 2004.

On July 1, 2006, the Company entered into a consulting agreement with Beverly Chell, a current director of PRIMEDIA and former Vice Chairman and General Counsel of PRIMEDIA, pursuant to which Ms. Chell is to provide certain management and legal services and strategic and financial advice as requested by the Company. As compensation for her services, Ms. Chell is paid a daily rate of approximately $3. During 2006, the Company paid Ms. Chell approximately $75 in cash for consulting services received. The original term of the agreement expired on December 31, 2006 but the arrangement was extended to December 31, 2007 on the same terms.

24.   Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	Quarterly Financial Information
For the year ended	First	Second	Third	Fourth
December 31, 2006(1)	Quarter(2)	Quarter	Quarter(2)	Quarter	Total
Revenues, net	$207,970	$216,060	$214,499	$210,780	$849,309
Gross profit	161,521	168,336	167,178	166,505	663,540
Operating income	18,772	27,418	30,753	30,794	107,737
Benefit (provision) for income taxes.	1,148	(3,278)	(5,009)	1,795	(5,344)
Income (loss) from continuing operations	$(11,359)	$2,247	$(7,881)	$(10,674)	$(27,667)
Discontinued operations	13,767	(4,362)	59,642	(3,150)	65,897
Cumulative effect of change in accounting principle.	22	—	—	—	22
Net income (loss).	$2,430	$(2,115)	$51,761	$(13,824)	$38,252
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.03)	$(0.04)	$(0.10)
Discontinued operations	0.05	(0.02)	0.23	(0.01)	0.25
Cumulative effect of change in accounting principle	0.00	—	—	—	0.00
Net income (loss)	$0.01	$(0.01)	$0.20	$(0.05)	$0.15
Basic common shares outstanding (weighted average)	263,773,104	263,941,660	264,055,370	264,173,831	263,985,991
Diluted common shares outstanding (weighted average)	263,773,104	264,803,298	264,055,370	264,173,831	263,985,991

	Quarterly Financial Information
For the year ended	First	Second	Third	Fourth
December 31, 2005 (1)	Quarter	Quarter	Quarter	Quarter	Total
Revenues, net	$192,060	$213,983	$206,343	$209,342	$821,728
Gross profit	155,256	169,904	163,333	164,518	653,011
Operating income	19,742	34,054	23,158	29,064	106,018
Benefit (provision) for income taxes.	(3,648)	(2,103)	(4,090)	9,415	(426)
Loss from continuing operations	$(28,591)	$(13,126)	$(21,834)	$(3,219)	$(66,770)
Discontinued operations	394,105	18,137	229,588	(10,442)	631,388
Net income (loss)	$365,514	$5,011	$207,754	$(13,661)	$564,618
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.08)	$(0.01)	$(0.25)
Discontinued operations	1.50	0.07	0.87	(0.04)	2.40
Net income (loss)	$1.39	$0.02	$0.79	$(0.05)	$2.15
Basic and diluted common shares outstanding (weighted average)	262,661,656	262,973,160	263,122,384	263,368,972	263,031,543

(1)          Previously reported amounts have been recast to classify the results of businesses sold and held for sale as of December 31, 2006 as discontinued operations, in accordance with SFAS No. 144.

(2)          Previously reported amounts for the first quarter and the third quarter of 2006 have been recast for adjustments made in connection with SAB No. 108. See Note 19.

25.   Business Segment Information

The Company’s products compete, primarily in the United States, in two principal segments: Enthusiast Media and Consumer Guides.

The Enthusiast Media segment produces and distributes content through magazines and via the Internet to consumers in various niche and enthusiast markets. It connects buyers and sellers through the Company’s consumer magazine brands, Internet, events, video programs, licensing and merchandising.

The Consumer Guides segment is the ’a publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide and operates related Internet sites.

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

Information as to the operations of the Company in different business segments is set forth below based primarily on the nature of the targeted audience. Corporate represents items not allocated to other business segments. PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other (income) charges (“Segment EBITDA”). Other (income) charges include severance related to separated senior executives, non-cash compensation, provision for restructuring costs, provision for unclaimed property and gain on sale of businesses and other, net.

	2006	2005	2004
Revenues, net:
Enthusiast Media	$524,836	$504,638	$516,632
Consumer Guides	324,521	317,134	287,093
Intersegment Eliminations	(48)	(44)	(171)
Total	$849,309	$821,728	$803,554
Segment EBITDA:(1)
Enthusiast Media	$97,411	$98,152	$107,607
Consumer Guides	81,274	74,921	81,480
Corporate Overhead	(28,327)	(28,057)	(28,197)
Total	$150,358	$145,016	$160,890
Total Assets:
Enthusiast Media(2)	$1,010,978	$1,146,601
Consumer Guides	204,327	187,004
Education(3)	25,478	39,104
Corporate	13,546	16,759
Total	$1,254,329	$1,389,468

	2006	2005	2004
Additions to property, equipment and other:
Enthusiast Media(2)	$9,923	$11,933	$14,401
Business Information(3)	—	2,385	3,499
Consumer Guides	12,881	10,654	7,997
Education(3)	3,373	5,067	7,430
Corporate	585	162	1,173
Total	$26,762	$30,201	$34,500

Below is a reconciliation of the Company’s Segment EBITDA to loss from continuing operations before provision for income taxes for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Segment EBITDA(1)	$150,358	$145,016	$160,890
Depreciation and amortization of property and equipment	26,105	23,706	24,186
Amortization of intangible assets and other	10,757	5,822	6,045
Severance related to separated senior executives	—	1,775	658
Non-cash compensation	3,808	6,089	6,097
Provision for restructuring costs	2,250	1,815	8,176
Provision for unclaimed property	—	—	2,811
Gain on sale of businesses and other, net	(299)	(209)	(965)
Operating income	107,737	106,018	113,882
Other income (expense):
Interest expense	(125,546)	(130,349)	(123,098)
Interest on shares subject to mandatory redemption	—	(24,203)	(43,780)
Amortization of deferred financing costs	(2,567)	(4,291)	(4,986)
Other income (expense), net	(1,947)	(13,519)	811
Loss from continuing operations before provision for income taxes	$(22,323)	$(66,344)	$(57,171)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges (income). Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with accounting principles generally accepted in the United States of America), or as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

(2)          The Enthusiast Media segment includes assets relating to its Outdoors group, which was classified as held for sale at December 31, 2006.

(3)          The Business Information segment was sold during 2005, and the Education segment was classified as a discontinued operation during 2006 (see Note 3).

26.   Financial Information for Guarantors of the Company’s Debt

The information that follows presents consolidating financial information as of December 31, 2006 and 2005 and for years ended December 31, 2006, 2005 and 2004 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Corporate operating expenses have been included in the operations of the guarantor subsidiaries. During the years ended December 31, 2006, 2005 and 2004, certain businesses have been reclassified between restricted and unrestricted subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on the Company’s debt covenant ratios as defined in the bank credit facilities. Certain 2005 and 2004 amounts have been recast to conform to the 2006 presentation. The Company believes that this presentation more accurately reflects the financial information of the categories presented below.

The consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management’s best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between PRIMEDIA Inc. and the business units and among the business units. The non-guarantor subsidiary results of operations include: internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed, by the Company, at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation. Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.) includes all of the businesses and related operations of PRIMEDIA Inc. The operating results of Consumer Source Inc. are the same as consolidated PRIMEDIA Inc., and their balance sheets are substantially the same, except that PRIMEDIA Inc. holds all of the Company’s bank credit facilities, Senior Notes indebtedness, capital stock accounts and other miscellaneous balance sheet accounts.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$692,228	$171,160	$(14,079)	$849,309
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	161,314	24,455	—	185,769
Marketing and selling	—	95,317	58,097	—	153,414
Distribution, circulation and fulfillment	—	139,232	22,159	—	161,391
Editorial	—	50,811	6,770	—	57,581
Other general expenses	—	25,280	101,316	(14,079)	112,517
Corporate administrative expenses (including non-cash compensation)	—	25,842	6,245	—	32,087
Depreciation and amortization of property and equipment	—	17,927	8,178	—	26,105
Amortization of intangible assets and other	—	4,424	6,333	—	10,757
Provision for restructuring costs	—	2,199	51	—	2,250
Gain on sale of businesses and other, net	—	(22)	(277)	—	(299)
Operating income (loss)	—	169,904	(62,167)	—	107,737
Other income (expense):
Interest expense	(126,886)	(1,050)	2,390	—	(125,546)
Amortization of deferred financing costs	(2,567)	—	—	—	(2,567)
Intercompany management fees and interest	151,132	(145,819)	(5,313)	—	—
Other income (expense), net	(1,731)	(156)	(60)	—	(1,947)
Income (loss) from continuing operations before provision for income taxes	19,948	22,879	(65,150)	—	(22,323)
Provision for income taxes	—	(5,126)	(218)	—	(5,344)
Equity in earnings (losses) of subsidiaries	18,304	(59,718)	—	41,414	—
Income (loss) from continuing operations	38,252	(41,965)	(65,368)	41,414	(27,667)
Discontinued operations, net of tax	—	59,917	5,980	—	65,897
Cumulative effect of change in accounting principle, net of tax (from the adoption of Statement of Financial Accounting Standard No.123 (R))	—	352	(330)	—	22
Net income (loss)	$38,252	$18,304	$(59,718)	$41,414	$38,252

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$3,970	$241	$—	$5,828
Accounts receivable, net	—	98,268	17,016	—	115,284
Inventories	—	12,283	695	—	12,978
Prepaid expenses and other	2,740	13,561	2,676	—	18,977
Assets of businesses held for sale	—	170,037	—	—	170,037
Total current assets	4,357	298,119	20,628	—	323,104
Property and equipment, net	2,590	31,337	12,463	—	46,390
Investment in and advances to subsidiaries	1,221,101	40,986	—	(1,262,087)	—
Intangible assets, net	—	126,854	61,033	—	187,887
Goodwill	—	567,605	106,533	—	674,138
Other non-current assets	15,896	6,398	516	—	22,810
Total Assets	$1,243,944	$1,071,299	$201,173	$(1,262,087)	$1,254,329
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,189	$34,784	$3,706	$—	$47,679
Intercompany payables	357,213	(922,783)	666,274	(100,704)	—
Accrued expenses and other	31,578	74,063	6,542	—	112,183
Deferred revenues	1,738	70,865	6,432	—	79,035
Current maturities of long-term debt	5,058	988	24	—	6,070
Liabilities of businesses held for sale	—	50,300	—	—	50,300
Total current liabilities	404,776	(691,783)	682,978	(100,704)	295,267
Long-term debt	1,315,146	1,732	81	—	1,316,959
Intercompany notes payable	—	2,091,297	—	(2,091,297)	—
Deferred revenues	12,750	—	—	—	12,750
Deferred income taxes	—	72,060	—	—	72,060
Other non-current liabilities	34,502	20,132	25,889	—	80,523
Total Liabilities	1,767,174	1,493,438	708,948	(2,192,001)	1,777,559
Shareholders’ deficiency:
Common stock	2,729	—	—	—	2,729
Additional paid-in capital	2,366,946	—	—	—	2,366,946
Accumulated deficit	(2,817,028)	(422,139)	(507,775)	929,914	(2,817,028)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(523,230)	(422,139)	(507,775)	929,914	(523,230)
Total Liabilities and Shareholders’ Deficiency	$1,243,944	$1,071,299	$201,173	$(1,262,087)	$1,254,329

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$38,252	$18,304	$(59,718)	$41,414	$38,252
Cumulative effect of a change in accounting principle, net of tax	—	(352)	330	—	(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(54,186)	(31,080)	20,211	62,581	(2,474)
Changes in operating assets and liabilities	15,934	(13,303)	(636)	—	1,995
Net cash provided by (used in) operating activities	—	(26,431)	(39,813)	103,995	37,751
Investing activities:
Additions to property, equipment and other, net	—	(18,438)	(8,324)	—	(26,762)
Proceeds from sales of businesses	—	148,220	4,128	—	152,348
Payments for businesses acquired, net of cash acquired	—	(7,765)	(16,093)	—	(23,858)
Proceeds from sale of other investments	—	1,300	—	—	1,300
Net cash provided by (used in) investing activities	—	123,317	(20,289)	—	103,028
Financing activities:
Intercompany activity	140,838	(94,330)	57,487	(103,995)	—
Borrowings under credit agreements	271,100	—	—	—	271,100
Repayments of borrowings under credit agreements	(288,100)	—	—	—	(288,100)
Payments for repurchases of senior notes, net	(122,968)	—	—	—	(122,968)
Proceeds from issuances of common stock, net	426	—	—	—	426
Capital lease payments	—	(2,552)	104	—	(2,448)
Other	—	(216)	—	—	(216)
Net cash provided by (used in) financing activities	1,296	(97,098)	57,591	(103,995)	(142,206)
Increase (decrease) in cash and cash equivalents	1,296	(212)	(2,511)	—	(1,427)
Cash and cash equivalents, beginning of year	321	4,182	2,752	—	7,255
Cash and cash equivalents, end of year	$1,617	$3,970	$241	$—	$5,828

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiarie s
Revenues, net:	$—	$691,036	$146,938	$(16,246)	$821,728
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment	—	153,828	14,889	—	168,717
Marketing and selling	—	126,579	26,595	—	153,174
Distribution, circulation and fulfillment	—	102,126	57,614	—	159,740
Editorial	—	50,811	6,801	—	57,612
Other general expenses	—	40,612	85,094	(16,246)	109,460
Corporate administrative expenses (including non-cash compensation)	—	28,850	5,248	—	34,098
Depreciation and amortization of property and equipment	—	16,804	6,902	—	23,706
Amortization of intangible assets and other	—	4,669	1,153	—	5,822
Severance related to seperated senior executives	—	1,775	—	—	1,775
Provision for restructuring costs	—	1,646	169	—	1,815
Loss (gain) on sale of businesses and other, net	—	(286)	77	—	(209)
Operating income (loss)	—	163,622	(57,604)	—	106,018
Other income (expense):
Interest expense	(128,912)	(1,093)	(344)	—	(130,349)
Interest on shares subject to mandatory redemption	(24,203)	—	—	—	(24,203)
Amortization of deferred financing costs	(4,291)	—	—	—	(4,291)
Intercompany management fees and interest	157,223	(146,252)	(10,971)	—	—
Other expense, net	(13,519)	—	—	—	(13,519)
Income (loss) from continuing operations before provision for income taxes	(13,702)	16,277	(68,919)	—	(66,344)
(Provision) benefit for income taxes	—	(406)	(20)	—	(426)
Equity in earnings (losses) of subsidiaries	578,320	(66,869)	—	(511,451)	—
Income (loss) from continuing operations	564,618	(50,998)	(68,939)	(511,451)	(66,770)
Discontinued operations, net of tax	—	629,318	2,070	—	631,388
Net income (loss)	$564,618	$578,320	$(66,869)	$(511,451)	$564,618

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2005

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$ 321	$ 4,182	$ 2,752	$ —	$ 7,255
Accounts receivable, net	—	117,528	17,245	—	134,773
Inventories	—	19,601	1,611	—	21,212
Prepaid expenses and other	8,622	17,668	3,432	—	29,722
Assets of businesses held for sale	—	109,129	—	—	109,129
Total current assets	8,943	268,108	25,040	—	302,091
Property and equipment, net	3,090	42,215	11,563	—	56,868
Investment in and advances to subsidiaries	471,538	41,284	—	(512,822)	—
Intangible assets, net	—	186,554	44,850	—	231,404
Goodwill	—	648,185	114,992	—	763,177
Other non-current assets	17,824	16,656	1,448	—	35,928
Total Assets	$ 501,395	$ 1,203,002	$ 197,893	$ (512,822)	$ 1,389,468
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$ 8,140	$ 37,949	$ 6,895	$ —	$ 52,984
Intercompany payables	(479,542)	(867,988)	1,455,683	(108,153)	—
Accrued expenses and other	38,811	75,559	7,949	—	122,319
Deferred revenues	1,738	94,335	11,867	—	107,940
Current maturities of long-term debt	5,816	1,827	34	—	7,677
Liabilities of businesses held for sale	—	33,203	—	—	33,203
Total current liabilities	(425,037)	(625,115)	1,482,428	(108,153)	324,123
Long-term debt	1,454,174	2,457	139	—	1,456,770
Intercompany notes payable	—	2,226,286	—	(2,226,286)	—
Deferred revenues	14,447	—	—	—	14,447
Deferred income taxes	—	87,655	—	—	87,655
Other non-current liabilities	29,540	22,069	26,593	—	78,202
Total Liabilities	1,073,124	1,713,352	1,509,160	(2,334,439)	1,961,197
Shareholders’ deficiency:
Common stock	2,722	—	—	—	2,722
Additional paid-in capital	2,363,071	—	—	—	2,363,071
Accumulated deficit	(2,861,645)	(510,350)	(1,311,267)	1,821,617	(2,861,645)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(571,729)	(510,350)	(1,311,267)	1,821,617	(571,729)
Total Liabilities and Shareholders’ Deficiency	$ 501,395	$ 1,203,002	$ 197,893	$ (512,822)	$ 1,389,468

PRIMEDIA INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$ 564,618	$ 578,320	$ (66,869)	$ (511,451)	$ 564,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(526,929)	(607,503)	18,575	614,899	(500,958)
Changes in operating assets and liabilities	(37,689)	(37,156)	(1,225)	—	(76,070)
Net cash provided by (used in) operating activities	—	(66,339)	(49,519)	103,448	(12,410)
Investing activities:
Additions to property, equipment and other	—	(22,381)	(7,820)	—	(30,201)
Proceeds from sales of businesses	—	801,892	21,707	—	823,599
Payments for businesses acquired, net of cash acquired	—	(101,579)	(4,177)	—	(105,756)
Net cash provided by (used in) investing activities	—	677,932	9,710	—	687,642
Financing activities:
Intercompany activity	672,914	(612,143)	42,677	(103,448)	—
Borrowings under credit agreements	1,044,009	—	—	—	1,044,009
Repayments of borrowings under credit agreements	(1,011,916)	—	—	—	(1,011,916)
Payments for repurchases of senior notes, net	(228,989)	—	—	—	(228,989)
Proceeds from issuances of common stock, net	867	—	—	—	867
Redemption of shares subject to mandatory redemption (Series D, F and H Exchangeable Preferred Stock)	(479,278)	—	—	—	(479,278)
Deferred financing costs paid	(781)	—	(52)	—	(833)
Capital lease payments	—	(4,547)	(89)	—	(4,636)
Other	—	(201)	—	—	(201)
Net cash provided by (used in) financing activities	(3,174)	(616,891)	42,536	(103,448)	(680,977)
Increase (decrease) in cash and cash equivalents	(3,174)	(5,298)	2,727	—	(5,745)
Cash and cash equivalents, beginning of year	3,495	9,480	25	—	13,000
Cash and cash equivalents, end of year	$ 321	$ 4,182	$ 2,752	$ —	$ 7,255

PRIIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net:	$—	$773,118	$55,980	$(25,544)	$803,554
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	166,197	(3,735)	—	162,462
Marketing and selling	—	149,322	6,354	—	155,676
Distribution, circulation and fulfillment	—	98,518	50,101	—	148,619
Editorial	—	56,415	(139)	—	56,276
Other general expenses	—	78,114	39,001	(25,544)	91,571
Corporate administrative expenses (including non-cash compensation)	—	28,249	5,908	—	34,157
Depreciation and amortization of property and equipment	—	18,429	5,757	—	24,186
Amortization of intangible assets and other	—	5,809	236	—	6,045
Severance related to seperated senior executives	—	658	—	—	658
Provision for restructuring costs	—	7,886	290	—	8,176
Provision for unclaimed property	—	2,811	—	—	2,811
Loss (gain) on sale of businesses and other, net	—	1,163	(2,128)	—	(965)
Operating income (loss)	—	159,547	(45,665)	—	113,882
Other income (expense):
Interest expense	(120,413)	(3,200)	515	—	(123,098)
Interest on shares subject to mandatory redemption	(43,780)	—	—	—	(43,780)
Amortization of deferred financing costs	(4,986)	—	—	—	(4,986)
Intercompany management fees and interest	162,456	(137,668)	(24,788)	—	—
Other income (expense), net	(40)	1,437	(586)	—	811
Income (loss) from continuing operations before provision for income taxes	(6,763)	20,116	(70,524)	—	(57,171)
Provision for income taxes	—	(7,673)	(40)	—	(7,713)
Equity in earnings (losses) of subsidiaries	42,233	(84,611)	—	42,378	—
Income (loss) from continuing operations	35,470	(72,168)	(70,564)	42,378	(64,884)
Discontinued operations, net of tax	—	114,401	(14,047)	—	100,354
Net income (loss)	$35,470	$42,233	$(84,611)	$42,378	$35,470

PRIMEDIA INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$35,470	$42,233	$(84,611)	$42,378	$35,470
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(20,894)	(41,650)	9,087	89,042	35,585
Changes in operating assets and liabilities	(14,576)	(8,451)	(3,355)	—	(26,382)
Net cash provided by (used in) operating activities	—	(7,868)	(78,879)	131,420	44,673
Investing activities:
Additions to property, equipment and other, net	—	(26,256)	(8,244)	—	(34,500)
Proceeds from sales of businesses	—	68,143	2,208	—	70,351
Payments for businesses acquired, net of cash acquired	—	(2,385)	—	—	(2,385)
Proceeds from sale of other investments	—	17,321	—	—	17,321
Net cash provided by (used in) investing activities	—	56,823	(6,036)	—	50,787
Financing activities:
Intercompany activity	87,861	(41,810)	85,369	(131,420)	—
Borrowings under credit agreements	459,000	—	—	—	459,000
Repayments of borrowings under credit agreements	(538,000)	—	—	—	(538,000)
Proceeds from issuances of senior notes, net	175,000	—	—	—	175,000
Proceeds from issuances of common stock, net	3,295	—	—	—	3,295
Redemption of Series J Convertible Preferred Stock	(178,038)	—	—	—	(178,038)
Deferred financing costs paid	(5,968)	—	—	—	(5,968)
Capital lease payments	—	(5,100)	(1,101)	—	(6,201)
Other	—	(233)	—	—	(233)
Net cash provided by (used in) financing activities	3,150	(47,143)	84,268	(131,420)	(91,145)
Increase (decrease) in cash and cash equivalents	3,150	1,812	(647)	—	4,315
Cash and cash equivalents, beginning of year	345	7,668	672	—	8,685
Cash and cash equivalents, end of year	$3,495	$9,480	$25	$—	$13,000

27.   Subsequent Events

Sale of Outdoors

In the first quarter of 2007, the Company completed the sale of its Outdoors group within the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170,000 in cash. The sale presented the Company with an opportunity to realize significant value, while at the same time maintaining its position on the 18-55 male demographic.

Exploration of Sale of Enthusiast Media Segment

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable in lieu of the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. If the sale is completed, the Company will apply the proceeds from the sale to pay down debt.

The assets and liabilities of the Enthusiast Media segment at December 31, 2006 were as follows:

Assets:
Accounts receivable, net	$85,755
Inventory	12,116
Prepaid expenses	12,764
Property and equipment, net	26,425
Intangible assets, net	161,436
Goodwill	550,952
Other non-current assets	13,163
Total assets	$862,611
Liabilities:
Accounts payable	$30,747
Accrued expenses and other	46,040
Deferred revenues	77,111
Capital leases	2,559
Other non-current liabilities	45,867
Total liabilities	$202,324

Total revenues, net, and operating income for the Enthusiast Media segment were as follows:

	Year Ended December 31,
	2006	2005	2004
Total revenues, net	$524,836	$504,638	$516,632
Operating income	$75,429	$80,321	$86,733

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, due to a material weakness in the accounting for income taxes related to discontinued operations discussed in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Internal Control Over Financial Reporting

During the three month period ended December 31, 2006, other than the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of PRIMEDIA Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Management, as required by Section 404 of the Sarbanes-Oxley Act of 2002, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its evaluation, management identified a material weakness in the operation of the Company’s internal controls limited to the accounting for income taxes related to discontinued operations as of December 31, 2006. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Over the past few years the Company has outsourced preparation of the calculation of its quarterly tax provisions, including tax calculations related to discontinued operations, and its tax compliance to an external expert. In order to remediate previously identified significant deficiencies related to accounting for income taxes, the Company requested that its external expert add more technical resources to its team. Additionally, during 2006 the Company hired an internal resource, experienced in accounting for income taxes, and assigned another internal financial manager to oversee the work being done by the Company’s external expert.

Separately, in 2006, another tax firm was engaged to review all prior years federal income tax returns for the purpose of determining tax bases in assets and appropriate federal tax net operating losses.

There were three primary tax issues related to discontinued operations that led management to conclude that a material weakness existed.

The first arose because the Company failed to record deferred income tax benefits after it became apparent that certain taxable temporary differences would reverse as a result of the classification of businesses as discontinued operations.  As a result, the Company adjusted its financial statements (i) to record a reduction of its deferred tax liability of approximately $16.7 million as of December 31, 2006 and (ii) to record a reduction to accumulated deficit of approximately $7.5 million as of January 1, 2006.  The net impact of these adjustments was to record a non-cash increase to income from discontinued operations of approximately $9.2 million for the year ended December 31, 2006.  In the past, the Company’s practice was to record these adjustments at the time of sale of businesses as opposed to when such businesses were classified as discontinued operations.

The second item related to the Company’s treatment of a worthless stock deduction related to a previously divested group.  The Company’s external expert and internal team failed to consider this item in its original  2005 income tax calculations. The net impact of this oversight resulted in the recording of a cumulative effect adjustment of approximately $4.2 million to reduce the accumulated deficit as of January 1, 2006.  This error was identified as a result of a 2006 project to compute the amount of net tax operating losses which would be available after the dispositions of certain businesses in 2005.

The final item related to the incorrect allocation to various state jurisdictions, of the gain arising out of the sale of the Company’s Crafts Group during 2006. The allocation error resulted in a reduction of income from discontinued operations of approximately $4.9 million for the year ended December 31, 2006.

Management has concluded that the principal factors contributing to the material weakness in accounting for income taxes in our discontinued operations were; (a) inadequate consideration of the provisions of SFAS No. 109 by tax personnel of our external expert resulting in errors in the accounting for income taxes and (b) insufficient or ineffective review practices by our internal personnel.  This material weakness resulted in accounting errors which were corrected prior to the issuance of the consolidated financial statements for the year ended December 31, 2006.  Management has not identified any other material weaknesses in its internal control over financial reporting.

Because of the material weakness described above, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements has also audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.  The attestation report of Deloitte & Touche LLP follows this report.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company has developed the following plan to remediate the material weakness identified above.

•       Hire additional personnel trained and experienced in income tax accounting, particularly in the area of discontinued operations.  Management recognizes that a tax department, staffed with the appropriate tax accounting expertise is important for the Company to maintain effective internal controls on an ongoing basis;

•       Evaluate and, if necessary, supplement the resources provided by our external expert;

•       Engage an additional outside tax advisor who will either; (a) replace the external expert, should our evaluation of resources provided by our external expert conclude that appropriate resources are not available or; (b) be an additional resource in the preparation and  review of the work prepared by our current service provider.  These multiple levels of review will ensure that complex tax issues are identified and the related analyses, judgments and estimates are appropriately documented, reviewed and applied on a timely basis;

•       Improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues, particularly in the area of discontinued operations;

•       Accelerate the timing of certain tax review activities during the financial statement closing process.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes of discontinued operations, and will, over time, address the related material weakness that we identified as of December 31, 2006.  However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
PRIMEDIA Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PRIMEDIA Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective controls over accounting for income taxes. The Company's processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred tax asset and liability accounts were accurate, recorded in the proper period and determined in accordance with generally accepted accounting principles. Specifically, the Company failed to (i) record deferred income tax benefits when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations; and (ii) identify certain tax issues arising from the sale of businesses which impacted its tax accounts. The Company does not currently have sufficient expertise to perform and oversee tax calculations related to the disposal of businesses.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, and the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective for the year ended December 31, 2006.

/s/ Deloitte  & Touche LLP

New York, New York
March 13, 2007

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of Registrant is incorporated herein by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

The information appearing in the Proxy Statement under the caption “Section 16(a) Benefits/Ownership Reporting Compliance” is incorporated herein by reference.

PRIMEDIA Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics (the “Code”) which is applicable to all officers, directors and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code is available free of charge on the Company’s Web site at www.primedia.com under the caption “Company Overview—Governance” and in print to any shareholder who requests. Requests for copies may be directed to Investors Relations, PRIMEDIA Inc., 745 Fifth Avenue, New York, New York 10151. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our Web site promptly following the date of such amendment or waiver (to the extent applicable to the Company’s directors, chief executive officer, chief financial officer and chief accounting officer).

NYSE Certification

On June 5, 2006, the Company timely submitted to the NYSE the Annual CEO Certification, pursuant to Section 303A.12 of the NYSE’s listing standards, whereby the CEO of the Company certified that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of the date of the certification.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1.                Index to Financial Statements

See Table of Contents to Financial Statements included in Part II, Item 8 of this report.

2.                Index to Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts
PRIMEDIA Inc. and Subsidiaries
For the Year Ended December 31, 2006	S-1
For the Year Ended December 31, 2005	S-2
For the Year Ended December 31, 2004	S-3

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

Date: March 13, 2007	PRIMEDIA INC.
	By:	/s/ JASON THALER
(Jason Thaler)
Senior Vice President and General Counsel

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DEAN B. NELSON	Chairman of the Board,	March 13, 2007
(Dean B. Nelson)	Chief Executive Officer and President
/s/ KEVIN J. NEARY	Senior Vice President,	March 13, 2007
(Kevin J. Neary)	Chief Financial Officer
/s/ ROBERT J. SFORZO	Senior Vice President,	March 13, 2007
(Robert J. Sforzo)	Chief Accounting Officer and Controller
/s/ DAVID BELL	Director	March 13, 2007
(David Bell)
/s/ BEVERLY C. CHELL	Director	March 13, 2007
(Beverly C. Chell)
/s/ DANIEL T. CIPORIN	Director	March 13, 2007
(Daniel T. Ciporin)
/s/ MEYER FELDBERG	Director	March 13, 2007
(Meyer Feldberg)
/s/ PERRY GOLKIN	Director	March 13, 2007
(Perry Golkin)
/s/ H. JOHN GREENIAUS	Director	March 13, 2007
(H. John Greeniaus)
/s/ KEVIN J. SMITH	Director	March 13, 2007
(Kevin J. Smith)
/s/ THOMAS C. UGER	Director	March 13, 2007
(Thomas C. Uger)

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2006
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(7)	Charged to Other Accounts		Deductions(2)	Assets Held for Sale(5)	Balance at End of Period
Accounts receivable
Allowance for doubtful accounts	$8,256	$7,066	$2,514	(1)	$(9,748)	$(905)	$7,368
			$185	(6)
Allowance for returns and rebates	$3 ,260	$9,807	$—		$(10,705)	$(226)	$2,136
Inventory
Allowance for obsolescence	$1,745	$45	$302		$(542)	$(845)	$705
Accumulated amortization
Other intangible assets	$431,188	$24,909	$(36,856	)(4)	$(82,099)	$(116,529)	$230,284
			$9,671	(3)
Deferred financing costs	$24,468	$2,567	$—		$(7,472)	—	$19,563
Deferred wiring and installation costs	$68,308	$821	$—		$(4,153)	$(64,976)	$—
Video mastering and programming costs	$2,612	$1,365	$—		$(1,033)	$(2,944)	$—
Direct-response advertising costs	$11,827	$19,627	$—		$(20,745)	$(5,658)	$5,051
Deferred tax valuation allowance	$613,392	$(62,263)	$65,624	(8)	$—	$—	$616,753

Notes:

(1)           Increases in related valuation account result from the recovery of amounts previously written off.

(2)           Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)           Represents adjustments to accumulated amortization for discontinued operations.

(4)           Represents impairment recognized under SFAS No. 142 and No. 144.

(5)           Represents assets held for sale for Outdoors and Education groups.

(6)           Represents bad debt expense related to discontinued operations.

(7)           Includes operating results of discontinued operations.

(8)           Valuation allowances recorded in goodwill for deferred tax assets related to acquired business and adjustments resulting from the Company’s detailed analysis related to classifications of all deferred tax accounts.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2005
(dollars in thousands)

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other			Assets Held	End of
Description	Period	Expenses(8)	Accounts		Deductions(2)	for Sale(5)	Period
Accounts receivable
Allowance for doubtful accounts	$10,526	$8,406	$2,516	(1)	$(10,650)	$(580)	$8,256
			$(1,962	)(7)
Allowance for returns and rebates	$2,595	$8,056	$9	(7)	$(7,400)	$—	$3,260
Inventory
Allowance for obsolescence	$2,901	$1,055	$(904)		$(479)	$(828)	$1,745
Accumulated amortization
Other intangible assets	$705,321	$11,662	$(296,017	)(6)	$—	$(9,671)	$431,188
		$8,242 (4)	$11,651	(3)
Deferred financing costs.	$23,571	$4,291	$(2,732	)(6)	$(662)	$—	$24,468
Deferred wiring and installation costs.	$75,610	$1,276	$(1,307	)(6)	$(7,917)	$—	$68,308
		$646 (4)
Video mastering and programming costs.	$5,120	$2,856	$(15,099	)(6)	$—	$—	$2,612
			$9,735	(3)
Direct-response advertising costs.	$11,121	$20,255	$—		$(19,549)	$—	$11,827
Deferred tax valuation allowance.	$784,368	$(221,213)	$50,237	(9)	$—	$—	$613,392

Notes:

(1)           Increases in related valuation account result from the recovery of amounts previously written off.

(2)           Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)           Represents adjustments to accumulated amortization for discontinued operations.

(4)           Represents impairment recognized under SFAS No. 142 and No. 144.

(5)           Represents assets held for sale for Crafts and History groups.

(6)           Represents accumulated amortization related to discontinued operations.

(7)           Represents bad debt expense related to discontinued operations.

(8)           Includes operating results of discontinued operations.

(9)           Valuation allowances recorded in goodwill for deferred tax assets related to acquired business and adjustments resulting from the Company’s detailed analysis related to classifications of all deferred tax accounts.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2004
(dollars in thousands)

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other			Assets Held	End of
Description	Period	Expenses(7)	Accounts		Deductions(2)	for Sale(4)	Period
Accounts receivable
Allowance for doubtful accounts	$14,129	$4,564	$2,110	(1)	$(10,202)	$(509)	$10,526
			$434	(6)
Allowance for returns and rebates	$3,935	$3,018	$198	(6)	$(4,508)	$(48)	$2,595
Inventory
Allowance for obsolescence	$2,328	$394	$1,271		$(932)	$(160)	$2,901
Accumulated amortization
Other intangible assets	$745,364	$17,357	$(3,949	)(5)	$(4,619)	$(56,685)	$705,321
		$7,853 (3)
Deferred financing costs	$18,567	$5,091	$—		$(87)	$—	$23,571
Deferred wiring and installation costs	$77,107	$1,275	$350	(5)	$—	$(3,122)	$75,610
Video mastering and programming costs	$52,841	$8,720	$—		$(247)	$(56,194)	$5,120
Direct-response advertising costs	$41,185	$20,295	$—		$(50,359)	$—	$11,121
Deferred tax valuation allowance	$815,977	$(31,609)	$—		$—	$—	$784,368

Notes:

(1)           Increases in related valuation account result from the recovery of amounts previously written off.

(2)           Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)           Represents impairment recognized under SFAS No. 142 and No. 144.

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

2.6	—	Stock Purchase Agreement between PRIMEDIA Companies Inc. and PBI Media Holdings Inc., dated August 5, 2005(30)
2.7	—	Stock Purchase Agreement, dated as of November 15, 2005, between PRIMEDIA Inc., Automotive.com, Inc. and certain stockholders of Automotive.com, Inc.(31)
3.1	—	Certificate of Incorporation of K-III(4)
3.2	—	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III to PRIMEDIA Inc.)(10)
3.3	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc.(20)
3.4	—	Certificate of Designations of the Series D Preferred Stock(7)
3.5	—	Certificate of Designations of the Series F Preferred Stock(9)
3.6	—	Certificate of Designations of the Series H Preferred Stock(11)
3.7	—	Certificate of Designations of the Series K Preferred Stock(18)
3.8	—	Certificate of Designations of the Series J Preferred Stock(18)
3.9	—	Amended and Restated By-laws of K-III(4)
3.10	—	Certificate of Incorporation of Intertec Publishing Corporation(2)
3.11	—	Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name to PRIMEDIA Intertec Corporation)(12)
3.12	—	Certificate of Amendment to Certificate of Incorporation of Intertec Publishing Corporation (changing name from PRIMEDIA Intertec Corporation to Intertec Publishing Corporation)(13)
3.13	—	Amended and Restated By-laws of Intertec Publishing Corporation(2)
3.14	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Business Magazines & Media Inc. (changing name from Intertec Publishing Corporation)(18)
3.15	—	Certificate of Incorporation of Newbridge Communications, Inc.(2)
3.16	—	Certificate of Amendment to Certificate of Incorporation of Newbridge Communications, Inc. (changing name to Films for the Humanities and Sciences, Inc.)(10)

3.17	—	By-laws of Newbridge Communications, Inc.(2)
3.18	—	Certificate of Incorporation of K-III Directory Corporation(1)
3.19	—	Certificate of Amendment to Certificate of Incorporation of K-III Directory Corporation (changing name to PRIMEDIA Information Inc.)(10)
3.20	—	By-laws of K-III Directory Corporation(1)
3.21	—	Certificate of Incorporation of K-III Magazine Corporation.(2)
3.22	—	Certificate of Amendment to Certificate of Incorporation of K-III Magazine Corporation (changing name to PRIMEDIA Magazines Inc.)(10)
3.23	—	By-laws of K-III Magazine Corporation(2)
3.24	—	Certificate of Incorporation of K-III Magazine Finance Corporation(2)
3.25	—	Certificate of Amendment to Certificate of Incorporation of K-III Magazine Finance Corporation (changing name to PRIMEDIA Magazines Finance Inc.)(10)
3.26	—	By-laws of K-III Magazine Finance Corporation(2)
3.27	—	Certificate of Incorporation of K-III Holdings Corporation III(2)
3.28	—	Certificate of Amendment to Certificate of Incorporation of K-III Holdings Corporation III (changing name to PRIMEDIA Holdings III Inc.)(10)
3.29	—	By-laws of K-III Holdings Corporation III(2)
3.30	—	Certificate of Incorporation of Haas Publishing Companies, Inc.(3)
3.31	—	By-laws of Haas Publishing Companies, Inc.(3)
3.32	—	Certificate of Incorporation of Channel One Communications Corporation(5)
3.33	—	By-laws of Channel One Communications Corporation(5)
3.34	—	Certificate of Incorporation of PJS Publications, Inc.(5)
3.35	—	Certificate of Amendment to Certificate of Incorporation of PJS Publications, Inc. (changing name to PRIMEDIA Special Interest Publications Inc.)(10)
3.36	—	By-laws of PJS Publications, Inc.(5)
3.37	—	Certificate of Incorporation of Hacienda Productions, Inc.(22)
3.38	—	By-laws of Hacienda Productions, Inc.(22)
3.39	—	Certificate of Incorporation of HPC Brazil, Inc.(22)
3.40	—	By-laws of HPC Brazil, Inc.(22)
3.41	—	Certificate of Incorporation of Motor Trend Auto Shows Inc.(23)
3.42	—	By-laws of Motor Trend Auto Inc.(23)
3.43	—	Certificate of Incorporation of Kagan Media Appraisals, Inc.(22)
3.44	—	By-laws of Kagan Media Appraisals, Inc.(22)
3.45	—	Certificates of Incorporation of Kagan Seminars, Inc.(22)
3.46	—	By-laws of Kagan Seminars, Inc.(22)

3.47	—	Certificate of Incorporation of Kagan World Media, Inc.(22)
3.48	—	By-laws of Kagan World Media, Inc.(22)
3.49	—	Certificate of Incorporation of Paul Kagan Associates, Inc.(22)
3.50	—	By-laws of Paul Kagan Associates, Inc.(22)
3.51	—	Certificate of Incorporation of PRIMEDIA Finance Shares Services Inc.(22)
3.52	—	By-laws of PRIMEDIA Finance Shares Services Inc.(22)
3.53	—	Certificate of Formation of PRIMEDIA Workplace Learning LLC(22)
3.54	—	Limited Liability Company Agreement of PRIMEDIA Workplace Learning LLC(22)
3.55	—	Certificate of Limited Partnership of PRIMEDIA Workplace Learning LP(22)
3.56	—	Limited Partnership Agreement of PRIMEDIA Workplace Learning LP(22)
3.57	—	Certificate of Incorporation of McMullen Argus Publishing, Inc.(8)
3.58	—	By-laws of McMullen Argus Publishing, Inc.(8)
3.59	—	Certificate of Formation of Cover Concepts Marketing Services, LLC(10)
3.60	—	Limited Liability Company Agreement of Cover Concepts Marketing Services, LLC(10)
3.61	—	Certificate of Incorporation of CSK Publishing Company Incorporated(10)
3.62	—	By-laws of CSK Publishing Company Incorporated(10)
3.63	—	Certificate of Incorporation of GO LO Entertainment, Inc.(22)
3.64	—	By-laws of GO LO Entertainment, Inc.(22)
3.65	—	Certificate of Incorporation of IntelliChoice, Inc.(10)
3.66	—	By-laws of IntelliChoice, Inc.(10)
3.67	—	Certificate of Incorporation of Canoe & Kayak, Inc.(10)
3.68	—	By-laws of Canoe & Kayak, Inc.(10)
3.69	—	Certificate of Amendment to Certificate of Incorporation of Cowles Enthusiast Media, Inc. (changing name to PRIMEDIA Enthusiast Publications, Inc.)(12)
3.70	—	Certificate of Incorporation of Cowles Enthusiast Media, Inc.(10)
3.71	—	By-laws of Cowles Enthusiast Media, Inc.(10)
3.72	—	Certificate of Incorporation of Cowles/Simba Information, Inc.(10)
3.73	—	Certificate of Amendment to Certificate of Incorporation of Cowles/Simba Information, Inc. (changing name to Simba Information Inc.)(12)
3.74	—	By-laws of Cowles/Simba Information, Inc.(10)
3.75	—	Certificate of Incorporation of The Virtual Flyshop, Inc.(10)
3.76	—	By-laws of The Virtual Flyshop, Inc.(10)
3.77	—	Certificate of Incorporation of PRIMEDIA Companies Inc.(18)
3.78	—	By-Laws of PRIMEDIA Companies, Inc.(18)

3.79	—	Certificate of Incorporation of PRIMEDIA Leisure Group Inc.(18)
3.80	—	By-Laws of PRIMEDIA Leisure Group Inc.(18)
3.81	—	Certificate of Incorporation of PRIMEDIA Specialty Group Inc.(18)
3.82	—	By-Laws of PRIMEDIA Specialty Group Inc.(18)
3.83	—	Certificate of Incorporation of Media Central IP Corp.(25)
3.84	—	By-laws of Media Central IP Corp.(25)
3.85	—	Third Amended and Restated Certificate of Incorporation of About, Inc.(26)
3.86	—	Second Amended and Restated By-Laws of About, Inc.(26)
3.87	—	Certificate of Incorporation of PRIMEDIA Media Subscription Company, Inc.(35)
3.88	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Media Subscription Company, Inc. (changing name to Enthusiast Media Subscription Company, Inc.)(35)
3.89	—	By-Laws of Enthusiast Media Subscription Company, Inc.(35)
3.90	—	Certificate of Incorporation of PRIMEDIA Business Magazines and Media Internet Inc.(32)
3.91	—	By-laws of PRIMEDIA Business Magazines and Media Internet Inc.(32)
3.92	—	Certificate of Incorporation of PRIMEDIA Business Magazines and Media Publications Inc.(32)
3.93	—	By-laws of PRIMEDIA Business Magazines and Media Publications Inc.(32)
4.1	—	10 1/4% Senior Note Indenture (including form of note and form of guarantee)(5)
4.2	—	8 1/2% Senior Note Indenture (including forms of note and guarantee)(6)
4.3	—	Form of Class D Subordinated Debenture Indenture (including form of debenture)(7)
4.4	—	Form of Class F Subordinated Debenture Indenture (including form of debenture)(9)
4.5	—	Form of Class H Subordinated Debenture Indenture (including form of debenture)(11)
4.6	—	7 5/8% Senior Note Indenture (including form of note and form of guarantee)(11)
4.7	—	8 7/8% Senior Note Indenture (including forms of note and guarantee)(16)
4.8	—	8% Senior Note Indenture (including form of note and form of guarantee)(23)
4.9	—	Form of Senior Floating Rate Note due 2010(27)
4.10	—	Senior Floating Rate Note Indenture (including form of note and form of guarantee)(27)
4.11	—

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

†10.10	—	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan(4)
†10.11	—	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997(8)
†10.12	—	Amendment No. 2 to the 1992 Stock Purchase and Option Plan, dated May 11, 2005(39)
†10.13	—	Form of Common Stock Purchase Agreement between K-III and senior management(2)
†10.14	—	Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
†10.15	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
10.16	—	Form of Common Stock Purchase Agreement between K-III and senior management(2)
10.17	—	Form of Common Stock Purchase Agreement between K-III and various purchasers(2)
10.18	—	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P.(12)
†10.19	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees(2)
†10.20	—	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan(20)
10.21	—

Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III(12)

10.22	—	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.23	—	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P.(18)
10.24	—	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC(22)
†10.25	—	Executive Incentive Compensation Plan(5)
†10.26	—	1995 Restoration Plan(5)
†10.27	—	Termination of 1995 Restoration Plan(*)
†10.28	—	Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin(25)
†10.29	—	Separation Agreement, dated as of December 30, 2005, between PRIMEDIA Inc. and Kelly Conlin(39)
†10.30	—	Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999(13)
†10.31	—	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers(18)
†10.32	—	Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(17)
†10.33	—	Amendment dated as of June 20, 2002 and Amendment dated as of August 20, 2002 to Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm(22)
†10.34	—	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm(21)
†10.35	—	Separation and Release Agreement dated as of December 31, 2003 by and between David Ferm and PRIMEDIA Inc.(25)
†10.36	—	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy(19)
†10.37	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy(18)
†10.38	—	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc.(25)
†10.39	—	Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.40	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell(18)
†10.41	—	Separation and Release Agreement dated as of February 12, 2004, between Thomas S. Rogers and PRIMEDIA Inc.(25)
†10.42	—	Letter Agreement, dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc.(25)
†10.43	—	Letter Agreement, dated March 10, 2005, between Robert Metz and Haas Publishing Companies, Inc.(39)

†10.44	—	Letter Agreement, dated March 10, 2005, between David Crawford and Haas Publishing Companies, Inc.(39)
†10.45	—	Letter Agreement, dated March 22, 2004, between PRIMEDIA Magazines Inc. and Steven Parr.(39)
†10.46	—	Letter Agreement, dated July 1, 2004, between PRIMEDIA Inc. and Steven Aster(39)
†10.47	—	Employment Agreement, dated May 30, 2006, between PRIMEDIA Inc. and Kevin Neary(36)
10.48	—	Consulting Agreement, dated July 1, 2006, between PRIMEDIA Inc. and Beverly Chell(36)
10.49	—	Consulting Agreement, dated December 18, 2006, between PRIMEDIA Inc. and Beverly Chell(37)
†10.50	—	Employment Agreement, dated September 15, 2006, between PRIMEDIA Inc. and Steven Parr(38)
†10.51	—	PRIMEDIA Inc. 2001 Stock Incentive Plan(15)
†10.52	—	Haas Publishing Companies, Inc. 2005-2007 Long-Term Plan(33)
†10.53	—	Auto and New Home Guide Launch Incentive Plan(33)
10.54	—	Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc.(31)
10.55	—	Contribution Agreement, dated as of November 15, 2005, by and between PRIMEDIA Inc., IntelliChoice, Inc., PRIMEDIA Specialty Group Inc., McMullen Argus Publishing Inc. and Automotive.com, Inc.(31)
21	—	Subsidiaries of PRIMEDIA(*)
23	—	Consent of Independent Registered Public Accounting Firm(*)
31.1	—	Certification of Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	—	Certification by Kevin J. Neary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	—	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	—	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	—	Certification by Kevin J. Neary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	—	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

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

(32) Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. File No. 1-11106

(33) Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K filed April 12, 2005.

(34) Incorporated by reference to PRIMEDIA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. File No. 1-11106

(35) Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. File No. 1-11106

(36) Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K filed June 1, 2006

(37) Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K filed December 19, 2006

(38) Incorporated by reference to PRIMEDIA Inc.’s Current Report on Form 8-K filed September 15, 2006

(39) Incorporated by reference to PRIMEDIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005. File No. 1-11106

†                    Executive contract or compensation plan or arrangement.

(*)          Filed herewith.