Form 10-Q
period 2007-03-31
PRIMEDIA INC
filed 2007-05-10
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of April 30, 2007: 264,526,995

PRIMEDIA Inc.
INDEX

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$145,111	$5,828
Accounts receivable, net	27,879	115,284
Inventories	667	12,978
Prepaid expenses and other	18,348	18,977
Assets of businesses held for sale	905,836	170,037
Total current assets	1,097,841	323,104
Property and equipment (net of accumulated depreciation and amortization of $81,461 in 2007 and $164,478 in 2006)	20,288	46,390
Intangible assets, net	25,714	187,887
Goodwill	134,098	674,138
Other non-current assets	16,466	22,810
Total Assets	$1,294,407	$1,254,329
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$12,238	$47,679
Accrued expenses and other	86,391	112,183
Deferred revenues	2,014	79,035
Current maturities of long-term debt	5,171	6,070
Liabilities of businesses held for sale	229,291	50,300
Total current liabilities	335,105	295,267
Long-term debt	1,311,915	1,316,959
Deferred revenues	12,325	12,750
Deferred income taxes	11,697	72,060
Other non-current liabilities	57,727	80,523
Total Liabilities	1,728,769	1,777,559
Commitments and contingencies (Note 12)
Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at March 31, 2007 and December 31, 2006; 272,964,404 and 272,853,162 shares issued and 264,521,995 and 264,410,753 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	2,730	2,729
Additional paid-in capital	2,367,285	2,366,946
Accumulated deficit	(2,728,500)	(2,817,028)
Common stock in treasury, at cost (8,442,409 shares at March 31, 2007 and December 31, 2006)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(434,362)	(523,230)
Total Liabilities and Shareholders’ Deficiency	$1,294,407	$1,254,329

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
		(As restated, see Note 1)
Revenues, net:
Advertising	$66,281	$67,092
Other	13,763	14,310
Total revenues, net	80,044	81,402
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	8,600	9,927
Marketing and selling	22,398	22,228
Distribution and circulation	20,190	21,093
Editorial	1,766	1,939
Other general expenses	7,689	8,480
Corporate administrative expenses (including non-cash compensation of $161 and $918 in 2007 and 2006, respectively)	6,897	8,827
Depreciation and amortization of property and equipment	3,113	2,665
Amortization of intangible assets and other	736	678
Provision for restructuring costs	1,589	122
Operating income	7,066	5,443
Other income (expense):
Interest expense	(29,080)	(31,457)
Amortization of deferred financing costs	(584)	(659)
Other income, net	1,885	156
Loss from continuing operations before benefit for income taxes	(20,713)	(26,517)
Benefit for income taxes	6,457	9,539
Loss from continuing operations	(14,256)	(16,978)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $43,532 and $13,707 in 2007 and 2006, respectively)	118,910	19,386
Cumulative effect of change in accounting principle, net of tax (from the adoption of of Statement of Financial Accounting Standard No. 123 (R))	—	22
Net income	$104,654	$2,430
Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	0.45	0.07
Cumulative effect of change in accounting principle	—	0.00
Net income	$0.40	$0.01
Basic and diluted common shares outstanding (weighted average)	264,521,328	263,773,104

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
		(As restated, see Note 1)
Operating activities:
Net income	$104,654	$2,430
Cumulative effect of change in accounting principle, net of tax	—	(22)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses, net of tax	(43,532)	(13,707)
Deferred income taxes	(60,363)	2,869
Other, net	6,817	12,832
Changes in operating assets and liabilities	(3,689)	3,422
Net cash provided by operating activities	3,887	7,824
Investing activities:
Additions to property, equipment and other	(5,963)	(4,730)
Proceeds from sales of businesses	170,002	17,000
Payments for businesses acquired, net of cash acquired	(24,954)	(12,317)
Net cash provided by (used in) investing activities	139,085	(47)
Financing activities:
Borrowings under credit agreements	32,800	69,600
Repayments of borrowings under credit agreements	(36,300)	(70,100)
Payments for repurchases of senior notes	—	(6,832)
Proceeds from issuances of common stock, net	179	246
Capital lease payments	(311)	(1,296)
Other	(57)	(54)
Net cash used in financing activities	(3,689)	(8,436)
Increase (decrease) in cash and cash equivalents	139,283	(659)
Cash and cash equivalents, beginning of period	5,828	7,255
Cash and cash equivalents, end of period	$145,111	$6,596
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$14,033	$16,033
Cash income taxes paid, net of refunds received	$4,857	$4,079
Cash paid for restructuring costs	$2,093	$1,666
Businesses acquired:
Fair value of assets acquired	$29,729	$14,315
(Liabilities assumed) net of deferred purchase price payments	(4,775)	(1,998)
Payments for businesses acquired, net of cash acquired	$24,954	$12,317

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2007 and December 31, 2006, the results of consolidated operations of the Company for the three months ended March 31, 2007 and 2006 and consolidated cash flows of the Company for the three months ended March 31, 2007 and 2006. The adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated statement of operations and related notes have been reclassified due to discontinued operations to conform to the presentation as of and for the three months ended March 31, 2007.

Recent Accounting Pronouncements Adopted

SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 is not material to the prior year’s financial statements. Upon adoption of SAB No. 108 the Company recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500.   Of this amount, approximately $5,500 had previously been recorded to income from discontinued operations in the first quarter of 2006. The consolidated statement of operations for the three months ended March 31, 2006 has been restated to adjust for the impact of the SAB No. 108 adjustment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. (See Note 9).

EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified a consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, related to the classification of certain sales, value added and excise taxes within the income statement. The EITF reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

2.   Divestitures

The Company has classified the results of certain divested entities and entities planned for disposition as of March 31, 2007 as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In the fourth quarter of 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment, which has been classified as discontinued operations as of March 31, 2007. The Company completed the sales of these groups during 2006.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group (part of the Enthusiast Media segment), which consists primarily of its hunting, fishing, and shooting titles, for $170,000 in cash. The transaction was completed in January 2007 and the Company recorded a gain of $48,703, net of tax. The net proceeds from this sale are subject to routine post-closing adjustments. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2006.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. In April 2007, the company completed the sale of Channel One. The assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006 (see further discussion below).

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. The Company will apply the proceeds from the sale to pay down debt.

The operating results of these operations have been classified as discontinued operations for all periods presented.

Total revenues, net, and income before provision for income taxes included in discontinued operations on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended March 31,
	2007	2006
Total revenues, net	$146,103	$179,617
Income before provision for income taxes	$21,055	$18,003

Income before provision for income taxes above excludes gains on sale of businesses.

The gains on sales of businesses, net of tax, were $43,532 and $13,707 for the three months ended March 31, 2007 and 2006, respectively.

Held for Sale

The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of March 31, 2007 and December 31, 2006, have been classified as held for sale on the accompanying condensed consolidated balance sheets. As of March 31, 2007, this represents the assets and liabilities of the Enthusiast Media segment and the Education segment. As of December 31, 2006, this represents the assets and liabilities of the Outdoors group and the Education segment.

	March 31, 2007	December 31, 2006
ASSETS
Accounts receivable, net	$97,314	$17,103
Inventories	11,951	1,750
Prepaid expenses and other	16,233	6,458
Property and equipment, net	33,829	8,234
Intangible assets	163,775	22,595
Goodwill	569,827	105,238
Other non-current assets	12,907	8,659
Assets held for sale	$905,836	$170,037
LIABILITIES
Accounts payable	$32,100	$5,500
Accrued expenses and other	66,874	14,977
Deferred revenues—current	83,728	29,472
Current maturities of long term debt	797	—
Long-term debt	1,500	—
Other non-current liabilities	44,292	351
Liabilities of businesses held for sale	$229,291	$50,300

In January 2007, the Company completed the sale of its Outdoors group. In April 2007, the Company completed the sale of Channel One, part of the Education segment.

3.   Acquisitions

Acquisition of Rentalhouses.com

In February of 2007, the Company acquired the assets of RentalHouses.com, for approximately $9,000 in cash. The Company has not yet completed its purchase price allocation and in the interim has classified the intangible assets to goodwill.

Acquisition of Modified Automotive Group

In January of 2007, the Company acquired Modified Automotive Group, publisher of Modified Magazine, Modified Luxury & Exotics Magazine, Modified Mustangs Magazine, and their related event partnerships and websites, for approximately $15,000 in cash. The Company has not yet completed its purchase price allocation and in the interim has classified the intangible assets primarily to goodwill. This acquisition is part of the Enthusiast Media segment, therefore goodwill is included in assets of businesses held for sale on the accompanying condensed consolidated balance sheet as of March 31, 2007.

Other Acquisitions

In the first quarter of 2007, the Company also acquired a small business within the events industry.

4.   Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	March 31,	December 31,
	2007	2006
Accounts receivable	$29,028	$124,788
Allowance for doubtful accounts	(1,149)	(7,368)
Allowance for returns and rebates	—	(2,136)
	$27,879	$115,284

The decrease in accounts receivable above is due to the Enthusiast Media segment assets and liabilities, which are classified as held for sale on the condensed consolidated balance sheet as of March 31, 2007.

5.   Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$667	$10,915
Work in process	—	79
Finished goods	—	1,984
	$667	$12,978

The decrease in inventories above is due to the Enthusiast Media segment assets and liabilities, which are classified as held for sale on the condensed consolidated balance sheet as of March 31, 2007.

6.   Goodwill, Intangible Assets and Other

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as its annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2007 and 2006, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

Changes in the carrying amount of goodwill for the three months ended March 31, 2007, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Total
Balance as of January 1, 2007	$550,952	$123,186	$674,138
Purchase price adjustments for valuation reports	2,275	1,721	3,996
Goodwill acquired related to the acquisition of businesses	16,600	9,191	25,791
Adjustment to goodwill allocated to assets of businesses held for sale	(569,827)	—	(569,827)
Balance as of March 31, 2007	$—	$134,098	$134,098

Intangible assets subject to amortization in accordance with SFAS No. 142 consist of the following:

	Weighted Average	March 31, 2007			December 31, 2006
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	4	$34	$33	$1	$94,011	$71,416	$22,595
Advertiser lists	12	92,125	74,542	17,583	99,004	79,987	19,017
Other	8	5,920	4,519	1,401	27,924	20,012	7,912
Total	12	$98,079	$79,094	$18,985	$220,939	$171,415	$49,524

Intangible assets not subject to amortization had a carrying value of $6,729 and $138,363 (excluding intangible assets classified as assets of businesses held for sale) at March 31, 2007 and December 31, 2006, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $736 and $678 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, estimated future amortization expenses of other intangible assets still subject to amortization, are as follows: approximately $2,000 for the remainder of 2007 and approximately $2,000 for 2008, 2009, 2010, 2011 and 2012.

7.   Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
Interest payable	$27,327	$12,351
Payroll, commissions and related employee benefits	15,755	25,340
Taxes	17,022	22,928
Rent and lease liabilities	5,751	7,073
Deferred purchase price	3,834	4,998
Professional fees	2,096	3,806
Retail display costs and allowances	—	8,263
Circulation costs	—	4,840
Other	14,606	22,584
	$86,391	$112,183

8.   Long-term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
Borrowings under bank credit facilities	$492,500	$496,000
8 7/8% Senior Notes Due 2011	406,889	406,733
8% Senior Notes Due 2013	294,810	294,810
Senior Floating Rate Notes Due 2010	122,500	122,500
	1,316,699	1,320,043
Obligation under capital leases	387	2,986
	1,317,086	1,323,029
Less: Current maturities of long-term debt	5,171	6,070
	$1,311,915	$1,316,959

During the first quarter of 2006, the Company purchased $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. As a result, the Company recorded a gain of $54 net of the write-off of unamortized deferred financing costs and bond discount. This amount is included in the other income, net line on the accompanying condensed statements of consoldiated operations for the three months ended March 31, 2006.

The Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes and bank credit facilities are secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.). Consumer Source Inc. includes all of the business and related operations of PRIMEDIA Inc. The operating results of Consumer Source Inc. are the same as consolidated PRIMEDIA Inc., and their balance sheets are substantially the same, except that PRIMEDIA Inc. holds all of the Company’s bank credit facilities, Senior Notes indebtedness, capital stock accounts and other miscellaneous balance sheet accounts.

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

The Senior Floating Rate Notes bear interest equal to the three-month LIBOR plus 5.375% per year. The interest rate of the Senior Floating Rate Notes was 10.735 % at March 31, 2007.

9.   Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits, interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact.  The total amount of unrecognized tax benefits as of January 1, 2007 was $15,786, net of valuation allowance impact.  Substantially all of this amount would, if recognized, have an effect on the effective income tax rate.   In addition to the unrecognized tax benefits, the Company had $3,689 of interest and penalties accrued as of January 1, 2007.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by many different tax authorities. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law.  This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.   As a result of its net operating loss carryforwards, the Company is subject to federal examination for all years since 1992.

It is possible that federal, state and local tax examinations will be settled during the next twelve months.  If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits.  Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable.  On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current examinations will not have a material adverse effect on the Company’s consolidated financial statements.  The statute of limitations in select jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of $2,274.

During the first quarter of 2007, the Company’s liability for unrecognized tax benefits increased by $2,570, all of which would affect the effective tax rate if recognized. An additional $352 of interest was accrued in the first quarter of 2007.

The Company does not amortize the book basis of its indefinite-lived intangible assets, but continues to amortize these intangible assets for tax purposes. For the three months ended March 31, 2007 and 2006, provision for income taxes primarily consisted of deferred income taxes of $636 and $585, respectively. The Company expects that it will record a total of approximately $1,905, to increase deferred tax liabilities during the remainder of 2007.

10.   Provision for Restructuring Costs

In 2006, the Company began new cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

Details of the new initiatives implemented and the payments made related to both the new and previously implemented plans during the three months ended March 31, 2007 and 2006 are presented in the following tables:

		Net Provision	Payments/write-off
		for the Three	during the Three
	Liability as of	Months Ended	Months Ended	Liability as of
	January 1,	March 31,	March 31,	March 31,
	2007	2007	2007	2007
Employee-related termination costs	$9	$255	$(94)	$170
Termination of leases related to office closures	24,684	1,653	(1,602)	24,735
Write-off of deferred rent liabilities	—	(319)	319	—
Total	$24,693 (1)	$1,589 (3)	$(1,377)	$24,905 (1)

		Net Provision	Payments
		for the Three	during the Three
	Liability as of	Months Ended	Months Ended	Liability as of
	January 1,	March 31,	March 31,	March 31,
	2006	2006	2006	2006
Termination of leases related to office closures	$26,962 (2)	$122 (4)	$(1,338)	$25,746 (2)

(1)          Excludes liabilities related to discontinued operations totaling $3,826 and $1,827 as of March 31, 2007 and January 1, 2007, respectively.

(2)          Excludes liabilities related to discontinued operations totaling $2,436 and $2,511 as of March 31, 2006 and January 1, 2006, respectively.

(3)          Includes $198 related to the Consumer Guides segment and $1,391 related to Corporate.

(4)          Relates to the Consumer Guides segment.

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

As a result of the implementation of this new plan, the Company has closed 6 office locations and has terminated a total of 102 individuals.

Liabilities of $4,209 and $3,485 representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively. Liabilities of $20,696 and $21,208 representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

11.   Income per Common Share

Income per common share for the three months ended March 31, 2007 and 2006 has been determined based on net income divided by the weighted average number of common shares outstanding for all periods presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 9,870,000 warrants at March 31, 2007 and 2006, and 18,688,678 and 20,467,729 stock options at March 31, 2007 and 2006, respectively.

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

At March 31, 2007, the Company has recorded a total liability of $15,923 for the fair value of the future lease payments, net of estimated sublease income, in the accompanying condensed consolidated balance sheet.

13.   Business Segment Information

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. In April 2007, the company completed the sale of Channel One.

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. The Company will apply the proceeds from the sale to pay down debt. The operating results of the Enthusiast Media segment have been classified as discontinued operations for all periods presented.

The Company operates in one segment, the Consumer Guides segment, and has a Corporate function, which supports the Consumer Guides segment as well as the Enthusiast Media and Education segments, which are included in discontinued operations. The Consumer Guides segment is the nation’s largest publisher and distributor of free publications, including Apartment Guide, New Home Guide and Auto Guide and operates related Internet sites.

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

Information regarding the operations of the Company is set forth below based primarily on the nature of the targeted audience. Corporate overhead represents items not allocated to other business segments.

PRIMEDIA evaluates performance based on several factors, of which the primary financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges (“Segment EBITDA”). Other charges include non-cash compensation and provision for restructuring costs.

	Three Months Ended March 31,
	2007	2006
Revenues, net:
Consumer Guides	$80,044	$81,402
Total	$80,044	$81,402
Segment EBITDA:(1)
Consumer Guides	$19,401	$17,735
Corporate Overhead	(6,736)	(7,909)
Segment EBITDA	12,665	9,826
Depreciation and amortization of property and equipment	3,113	2,665
Amortization of intangible assets and other	736	678
Other charges	1,750	1,040
Operating income	7,066	5,443
Other income (expense):
Interest expense	(29,080)	(31,457)
Amortization of deferred financing costs	(584)	(659)
Other income, net	1,885	156
Loss from continuing operations before benefit for income taxes	$(20,713)	$(26,517)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges. Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), or as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by each operating managers’ performance, and excludes items largely outside of the operating managers’ control. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

14.   Financial Information for Guarantors of the Company’s Debt

The information that follows presents consolidating financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Corporate operating expenses have been included in the operations of the guarantor subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on the Company’s debt covenant ratios as defined in the bank credit facilities. Certain 2006 amounts have been recast to conform to the 2007 presentation. The Company believes that this presentation more accurately reflects the financial information of the categories presented below.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
March 31, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$138,297	$4,390	$2,424	$—	$145,111
Accounts receivable, net	—	23,888	3,991	—	27,879
Inventories	—	667	—	—	667
Prepaid expenses and other	4,111	1,971	12,266	—	18,348
Assets of businesses held for sale	—	746,174	159,662	—	905,836
Total current assets	142,408	777,090	178,343	—	1,097,841
Property and equipment, net	3,392	8,122	8,774	—	20,288
Investment in and advances to subsidiaries	115,739	7,953	—	(123,692)	—
Intangible assets, net	—	17,510	8,204	—	25,714
Goodwill	—	112,266	21,832	—	134,098
Other non-current assets	15,323	1,143	—	—	16,466
Total Assets	$276,862	$924,084	$217,153	$(123,692)	$1,294,407
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,004	$7,135	$2,099	$—	$12,238
Intercompany payables	(741,403)	55,884	693,472	(7,953)	—
Accrued expenses and other	61,164	18,455	6,772	—	86,391
Deferred revenues	1,700	307	7	—	2,014
Current maturities of long-term debt	5,062	109	—	—	5,171
Liabilities of businesses held for sale	—	194,323	34,968	—	229,291
Total current liabilities	(670,473)	276,213	737,318	(7,953)	335,105
Long-term debt	1,311,785	130	—	—	1,311,915
Intercompany notes payable	—	205,282	—	(205,282)	—
Deferred revenues	12,325	—	—	—	12,325
Deferred income taxes	—	11,697	—	—	11,697
Other non-current liabilities	57,587	140	—	—	57,727
Total Liabilities	711,224	493,462	737,318	(213,235)	1,728,769
Shareholders’ deficiency:
Common stock	2,730	—	—	—	2,730
Additional paid-in capital	2,367,285	—	—	—	2,367,285
Accumulated deficit	(2,728,500)	430,622	(520,165)	89,543	(2,728,500)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(434,362)	430,622	(520,165)	89,543	(434,362)
Total Liabilities and Shareholders’ Deficiency	$276,862	$924,084	$217,153	$(123,692)	$1,294,407

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended March 31, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net:	$—	$51,276	$32,877	$(4,109)	$80,044
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	7,698	902	—	8,600
Marketing and selling	—	18,760	3,638	—	22,398
Distribution and circulation	—	5,582	14,608	—	20,190
Editorial	—	1,565	201	—	1,766
Other general expenses	—	(9,124)	20,922	(4,109)	7,689
Corporate administrative expenses (including non-cash compensation)	—	5,838	1,059	—	6,897
Depreciation and amortization of property and equipment	—	1,295	1,818	—	3,113
Amortization of intangible assets and other	—	525	211	—	736
Provision for restructuring costs	—	1,589	—	—	1,589
Operating income (loss)	—	17,548	(10,482)	—	7,066
Other income (expense):
Interest expense	(29,071)	(9)	—	—	(29,080)
Amortization of deferred financing costs	(584)	—	—	—	(584)
Intercompany management fees and interest	7,306	(7,306)	—	—	—
Other income (expense), net	—	1,902	(17)	—	1,885
Income (loss) from continuing operations before (provision) benefit for income taxes	(22,349)	12,135	(10,499)	—	(20,713)
(Provision) benefit for income taxes	—	6,702	(245)	—	6,457
Equity in earnings (losses) of subsidiaries	127,003	(12,388)	—	(114,615)	—
Income (loss) from continuing operations	104,654	6,449	(10,744)	(114,615)	(14,256)
Discontinued operations, net of tax	—	120,554	(1,644)	—	118,910
Net income (loss)	$104,654	$127,003	$(12,388)	$(114,615)	$104,654

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Three Months Ended March 31, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$104,654	$127,003	$(12,388)	$(114,615)	$104,654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(105,377)	(80,980)	3,017	86,262	(97,078)
Changes in operating assets and liabilities	723	14,510	(18,922)	—	(3,689)
Net cash provided by (used in) operating activities	—	60,533	(28,293)	(28,353)	3,887
Investing activities:
Additions to property, equipment and other	—	(4,228)	(1,735)	—	(5,963)
Proceeds from sales of businesses	—	165,488	4,514	—	170,002
Payments for businesses acquired, net of cash acquired	—	(15,157)	(9,797)	—	(24,954)
Net cash provided by (used in) investing activities	—	146,103	(7,018)	—	139,085
Financing activities:
Intercompany activity	140,001	(205,874)	37,520	28,353	—
Borrowings under credit agreements	32,800	—	—	—	32,800
Repayments of borrowings under credit agreements	(36,300)	—	—	—	(36,300)
Proceeds from issuances of common stock, net	179	—	—	—	179
Capital lease payments	—	(285)	(26)	—	(311)
Other	—	(57)	—	—	(57)
Net cash provided by (used in) financing activities	136,680	(206,216)	37,494	28,353	(3,689)
Increase in cash and cash equivalents	136,680	420	2,183	—	139,283
Cash and cash equivalents, beginning of period	1,617	3,970	241	—	5,828
Cash and cash equivalents, end of period	$138,297	$4,390	$2,424	$—	$145,111

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$3,970	$241	$—	$5,828
Accounts receivable, net	—	98,268	17,016	—	115,284
Inventories	—	12,283	695	—	12,978
Prepaid expenses and other	2,740	13,561	2,676	—	18,977
Assets of businesses held for sale	—	170,037	—	—	170,037
Total current assets	4,357	298,119	20,628	—	323,104
Property and equipment, net	2,590	31,337	12,463	—	46,390
Investment in and advances to subsidiaries	1,161,383	40,986	—	(1,202,369)	—
Intangible assets, net	—	126,854	61,033	—	187,887
Goodwill	—	567,605	106,533	—	674,138
Other non-current assets	15,896	6,398	516	—	22,810
Total Assets	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,189	$34,784	$3,706	$—	$47,679
Intercompany payables	297,495	(922,783)	666,274	(40,986)	—
Accrued expenses and other	31,578	74,063	6,542	—	112,183
Deferred revenues	1,738	70,865	6,432	—	79,035
Current maturities of long-term debt	5,058	988	24	—	6,070
Liabilities of businesses held for sale	—	50,300	—	—	50,300
Total current liabilities	345,058	(691,783)	682,978	(40,986)	295,267
Long-term debt	1,315,146	1,732	81	—	1,316,959
Intercompany notes payable	—	2,091,297	—	(2,091,297)	—
Deferred revenues	12,750	—	—	—	12,750
Deferred income taxes	—	72,060	—	—	72,060
Other non-current liabilities	34,502	20,132	25,889	—	80,523
Total Liabilities	1,707,456	1,493,438	708,948	(2,132,283)	1,777,559
Shareholders’ deficiency:
Common stock	2,729	—	—	—	2,729
Additional paid-in capital	2,366,946	—	—	—	2,366,946
Accumulated deficit	(2,817,028)	(422,139)	(507,775)	929,914	(2,817,028)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(523,230)	(422,139)	(507,775)	929,914	(523,230)
Total Liabilities and Shareholders’ Deficiency	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended March 31, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues, net	$—	$50,544	$33,267	$(2,409)	$81,402
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	8,724	1,203	—	9,927
Marketing and selling	—	16,589	5,639	—	22,228
Distribution and circulation	—	42	21,051	—	21,093
Editorial	—	1,704	235	—	1,939
Other general expenses	—	(1,241)	12,130	(2,409)	8,480
Corporate administrative expenses (including non-cash compensation)	—	7,357	1,470	—	8,827
Depreciation and amortization of property and equipment	—	1,233	1,432	—	2,665
Amortization of intangible assets and other	—	595	83	—	678
Provision for restructuring costs	—	122	—	—	122
Operating income (loss)	—	15,419	(9,976)	—	5,443
Other income (expense):
Interest expense	(31,444)	(10)	(3)	—	(31,457)
Amortization of deferred financing costs	(659)	—	—	—	(659)
Intercompany management fees and interest	36,161	(36,161)	—	—	—
Other income (expense), net	297	(141)	—	—	156
Income (loss) from continuing operations before (provision) benefit for income taxes	4,355	(20,893)	(9,979)	—	(26,517)
(Provision) benefit for income taxes	—	9,548	(9)	—	9,539
Equity in losses of subsidiaries	(1,925)	(9,147)	—	11,072	—
Income (loss) from continuing operations	2,430	(20,492)	(9,988)	11,072	(16,978)
Discontinued operations, net of tax	—	18,215	1,171	—	19,386
Cumulative effect of change in accounting principle, net of tax (from the adoption of Statement of Financial Accounting Standard No. 123 (R))	—	352	(330)	—	22
Net income (loss)	$2,430	$(1,925)	$(9,147)	$11,072	$2,430

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Three Months Ended March 31, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$2,430	$(1,925)	$(9,147)	$11,072	$2,430
Cumulative effect of change in accounting principle, net of tax	—	(352)	330	—	(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(11,291)	(2,221)	4,705	10,801	1,994
Changes in operating assets and liabilities	8,861	15,086	(20,525)	—	3,422
Net cash provided by (used in) operating activities	—	10,588	(24,637)	21,873	7,824
Investing activities:
Additions to property, equipment and other	—	(3,151)	(1,579)	—	(4,730)
Proceeds from sales of businesses	—	30,039	(13,039)	—	17,000
Payments for businesses acquired, net of cash acquired	—	(12,292)	(25)	—	(12,317)
Net cash provided by (used in) investing activities	—	14,596	(14,643)	—	(47)
Financing activities:
Intercompany activity	7,074	(23,630)	38,429	(21,873)	—
Borrowings under credit agreements	69,600	—	—	—	69,600
Repayments of borrowings under credit agreements	(70,100)	—	—	—	(70,100)
Payments for repurchases of senior notes	(6,832)	—	—	—	(6,832)
Proceeds from issuances of common stock, net	246	—	—	—	246
Capital lease payments	—	(1,429)	133	—	(1,296)
Other	—	(54)	—	—	(54)
Net cash provided by (used in) financing activities	(12)	(25,113)	38,562	(21,873)	(8,436)
Increase (decrease) in cash and cash equivalents	(12)	71	(718)	—	(659)
Cash and cash equivalents, beginning of period	321	4,182	2,752	—	7,255
Cash and cash equivalents, end of period	$309	$4,253	$2,034	$—	$6,596

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except share and per share amounts)

Introduction

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company.”

The following discussion and analysis summarize the financial condition and operating performance of the Company and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Executive Summary

Our Business

PRIMEDIA Inc. is the parent company of Consumer Source Inc., the #1 publisher and distributor of free consumer guides in the U.S. with Apartment Guide, Auto Guide, and New Home Guide, distributing free consumer publications through its proprietary distribution network, DistribuTech, in more than 60,000 locations. Consumer Source owns and operates leading websites including ApartmentGuide.com, AutoGuide.com, NewHomeGuide.com; and America’s largest online single unit rental property business, comprised of RentClicks.com, RentalHouses.com, HomeRentalAds.com, and Rentals.com.

The Company’s revenues are generated by its Consumer Guides business, from advertising (print and online) and third party distribution. PRIMEDIA’s Operating expenses, for Segment EBITDA purposes, include cost of goods sold (paper, printing and binding), exclusive of depreciation and amortization of property and equipment; marketing and selling; distribution and circulation; editorial; and other general and corporate administrative expenses, excluding non-cash compensation (collectively referred to as “Operating expenses”). See Why We Use the Term Segment EBITDA.

Background

Historically, PRIMEDIA was a broad based media enterprise built from a series of acquisitions and comprised of numerous disparate assets. In recent years, in order to better focus on its core businesses and to reduce debt, the Company has been strategically divesting selective properties. As a result, the Company has now positioned itself as the number one publisher and distributer of free consumer publications in the U.S.

Additionally, to counter the effects of the continued weakness in the overall advertising environment, the Company aggressively attacked its cost structure. The Company realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth while managing costs. Organic growth represents growth of the Company’s businesses, excluding acquisitions made during the periods compared. These initiatives have resulted in charges for restructuring costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

Overall, these actions have made the Company a more efficient organization with a strengthened balance sheet and improved liquidity.

Business Trends

Throughout 2005 and 2006, high levels of condominium conversions and low vacancies limited existing and potential customers for Apartment Guide markets while some markets experienced more diversified advertising spending. Recently, condominium conversions have slowed and vacancy rates have increased in the regions impacted in prior years.

In a few markets, new construction has almost halted until builders sell off excess inventory. Builder starts have declined across all of the Company’s operating markets except one. We track our penetration of the top 25 builders in each market and the penetration into the number of their communities available to advertise, and we continue to increase this penetration from quarter to quarter.

The auto industry is reducing newspaper advertising looking for alternative, cost-effective advertising methods. The auto industry uses a variety of media forms such as radio, television, and billboards. Because Auto Guide advertising offers one of the most cost effective advertising spends, the Company is focused on increasing its share of auto advertising budgets.

Company Strategy

Making organic growth its top priority in 2007, the Company’s strategy is to focus on growing its core targeted consumer guides, maintaining its industry-leading distribution network, and launching into new vertical markets.

The Company continues to implement its organic growth strategy through various actions, including:

•       increasing penetration in existing markets,

•       expanding into new cities,

•       expanding product offerings,

•       enhancing the end-user experience through new technologies and online features.

At the same time, the Company continues to focus on cost reductions which will be utilized to fund various elements of its growth strategies.

Exploration of Sale of Enthusiast Media Segment

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. The Company will apply the proceeds from the sale to pay down debt. The operations of the Enthusiast Media segment are included in discontinued operations for all periods presented.

Summary of Consolidated Results for the three months ended March 31, 2007

For the three months ended March 31, 2007, revenues were $80,044, down 1.7% as compared to $81,402 in 2006. In 2007, Operating Expenses were $67,379, down 5.9% compared to 2006. In 2007, operating income was $7,066, up $1,623 or 29.8% from $5,443 in 2006. Net income was $104,654 in 2007 compared to $2,430 in 2006, the increase primarily due to the gain on the sale of the businesses, net of tax, of $43,532 in 2007.

Forward-Looking Information

This report contains statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this information statement are based upon our historical performance and on current plans, estimates and expectations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. Forward-looking statements speak only as of the date the statement is made. Forward-looking statements involve risks and uncertainties, and the inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (“Segment EBITDA”). Other charges include non-cash compensation and provision for restructuring costs. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control.

Segment EBITDA is not intended to be and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), or as an indicator of the Company’s operating performance. Segment EBITDA is presented herein because the Company’s chief operating decision maker, its Chairman, President and CEO, and the executive team evaluate and measure each business unit’s performance based on its Segment EBITDA results. Segment EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate Segment EBITDA in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

Why We Use the Term Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, exclusive of acquisitions, and capital lease payments (“Free Cash Flow”).

The Company believes that the use of Free Cash Flow enables the Company’s chief operating decision maker, and the executive team to make decisions based on the Company’s cash resources. Free Cash Flow also is considered to be an indicator of the Company’s liquidity, including its ability to reduce debt and make strategic investments.

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

Discontinued Operations

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group (part of the Enthusiast Media segment), which consists primarily of its hunting, fishing, and shooting titles, for $170,000 in cash. The transaction was completed in January 2007. The assets and liabilities of the

Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying condensed consolidated balance sheets as of December 31, 2006.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. In April 2007, the company completed the sale of Channel One. The assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006 (see further discussion below).

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. The Company will apply the proceeds from the sale to pay down debt.

The operating results of these operations have been classified as discontinued operations for all periods presented.

Segment Data

The following table presents the results of the Company’s one operating segment and Corporate:

	Three Months Ended March 31,
	2007	2006
Revenues, net:
Consumer Guides	$80,044	$81,402
Total	$80,044	$81,402
Segment EBITDA:(1)
Consumer Guides	$19,401	$17,735
Corporate Overhead	(6,736)	(7,909)
Segment EBITDA	12,665	9,826
Depreciation and amortization of property and equipment	3,113	2,665
Amortization of intangible assets and other	736	678
Other charges	1,750	1,040
Operating income	7,066	5,443
Other income (expense):
Interest expense	(29,080)	(31,457)
Amortization of deferred financing costs	(584)	(659)
Other income, net	1,885	156
Loss from continuing operations before benefit for income taxes	$(20,713)	$(26,517)

(1)          Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges. Other charges includes non-cash compensation and provision for restructuring costs.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Consolidated Results

Operating Income

Operating income was $7,066 in 2007 compared to $5,443 in 2006. The increase of $1,623 in operating income in 2007 resulted primarily from increased Segment EBITDA in the Consumer Guides segment and decreased Corporate overhead, partially offset by an increase in provision for restructuring costs.

Net Income

The Company had net income of $104,654 in the three months ended March 31, 2007 compared to $2,430 in 2006. The increase is primarily due to the gain on the sale of the businesses during the first quarter of 2007 of $43,532.

Interest expense decreased to $29,080 in 2007 from $31,457 in 2006 primarily due to lower average debt levels, as the Company purchased $65,485 principal amount of its 8 7/8% Senior Notes, $5,190 principal amount of its 8.00% Senior Notes, and $52,500 principal amount of its Senior Floating Rate Notes during 2006, partially offset by higher interest rates.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentclicks, AmericanHomeGuides.com, Single Unit Real Estate Rentals, and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $80,044 and $81,402 for the three months ended March 31, 2007 and 2006, respectively. Consumer Guides revenues decreased $1,358 or 1.7% in 2007 compared to 2006 as follows:

	Three Months Ended March 31,		Percent
	2007	2006	Change
Revenues, net:
Advertising	$66,281	$67,092	(1.2)%
Other	13,763	14,310	(3.8)%
Total	$80,044	$81,402	(1.7)%

The first quarter advertising revenue decline was driven primarily by continued weakness in Apartment Guide’s operating environment. Growth in New Home Guides and the Company’s online business serving advertisers of single unit real estate rentals partially offset the declines in Apartment Guide and Auto Guide. Other revenue’s slight decline reflects DistribuTech’s optimization of distribution locations, a continuing evaluation process to best meet the distribution needs of the Company’s core guides business.

Apartment Guide, ApartmentGuide.com, Single Unit Real Estate Rentals:   These businesses represent 76% of first quarter 2007 advertising revenue, with a 3.2% revenue decline in the quarter. Apartment Guide continues to face challenging market conditions marked by high occupancy rates and a reduced advertiser base as a result of lost apartment inventory from condominium conversions. Although the rate of condominium conversions has slowed considerably, the business experienced a year-over-year decline in revenue.

Declines in Apartment Guide were partially offset by 68% organic growth in the Company’s online single unit real estate rental business, pro-forma for the acquisitions of RentalHouses.com, announced

February 6, 2007, and for HomeRentalAds.com, acquired in the second quarter, 2006. Consumer Source’s online single unit real estate rental business is the online leader in the market, with an estimated 62% of all paid single unit real estate rental listings on the Internet. This lucrative segment of the marketplace accounts for approximately 85% of the total rental market. The Company’s online single unit real estate rental business primarily serves advertisers of single units, including rental houses, town homes, condos, apartments, and communities with less than 50 rental units.

New Home Guide, NewHomeGuide.com:   This business, representing 19% of first quarter 2007 advertising revenue, continued to deliver strong results with total organic revenue growth of 17% in the first quarter. This strong growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders and demonstrates its ability to successfully adapt to changing market conditions. In March, 2007, the Company launched a New Home Guide in Colorado Springs, CO, and a Neighborhood Map in Charlotte, NC. The Company now publishes eight Neighborhood Maps in two markets. Neighborhood Maps are product line extensions in existing markets, providing advertisers with a promotional tool to reach consumers through local Chambers of Commerce, realtors, and relocation offices. The Company now has 35 New Home Guide publications (including Neighborhood Maps and Realtor Data Books) in 26 markets.

Auto Guide, AutoGuide.com:   Auto Guide, representing 5% of first quarter 2007 advertising revenue, experienced a 22% revenue decline, primarily due to the management execution problems first discussed in the Company’s third quarter 2006 earnings release, and the third quarter 2006 closing of the San Diego Auto Guide. To address the management execution problems, new management was appointed in the fourth quarter 2006. The new team has upgraded staff, centralized production and initiated product improvements to increase lead generation. The 2005 acquisitions in Atlanta and Wisconsin continue to perform well. Auto Guide represents a $13 million revenue business based on annualizing average first quarter revenue, and continues to have significant revenue growth potential both within its existing markets and through expansion into new markets.

DistribuTech:   All of Consumer Source’s print properties continue to benefit from the Company’s leading distribution business, DistribuTech. Consumer Source’s strategy is to continually optimize distribution for its own guides while minimizing cost. This optimization has historically caused, and will continue to cause, DistribuTech revenue to fluctuate.

Segment EBITDA

Consumer Guides Segment EBITDA increased $1,666 or 9.4% in 2007, to $19,401 from $17,735 in 2006, despite the overall decrease in revenue. This increase is primarily due to aggressive cost containment by management continued from 2006 into the first quarter of 2007. Segment EBITDA margin increased to 24.2% in 2007 from 21.8% in 2006.

Operating Income

Operating income increased $1,169 or 8.0% to $15,777 in 2007 from $14,608 in 2006. This increase was primarily driven by the increase in Segment EBITDA, partially offset by increases in depreciation and amortization expense, due to the acquisitions during 2006 and the first quarter of 2007.

Corporate

Corporate Administrative expenses

Corporate administrative expenses, excluding non-cash compensation, were $6,736 for the three months ended March 31, 2007, compared to $7,909 for the three months ended March 31, 2006. The decrease is primarily due to lower compensation expense resulting from headcount reductions and reduced professional fees.

Operating Loss

Corporate operating loss was $8,711 for the first quarter of 2007, down 5.0% compared to $9,165 for the first quarter of 2006. The decrease was mainly due to lower corporate administrative expenses as discussed above, as well as reduced non-cash compensation during 2007.

Discontinued Operations

The Company has classified the results of divested entities and entities planned for disposition as of March 31, 2007 as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Enthusiast Media

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment, as the market conditions are favorable, in lieu of the spin-off of the Consumer Guides segment. PRIMEDIA has retained Goldman Sachs and Lehman Brothers to manage this process. The Company will apply the proceeds from the sale to pay down debt.

Discontinued operations of the Enthusiast Media segment for the three months ended March 31, 2007 and 2006 include revenue of $135,580 and $164,148, respectively. Operating income for the three months ended March 31, 2007 and 2006, was $84,011 and $31,035, respectively. Included in discontinued operations are gains on sales of businesses, net of tax, of $48,532 and $ 13,707, respectively.

Education

The Company classified as discontinued operations the entire Education segment during the fourth quarter of 2006. The Company’s Education segment is comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. The Company completed the sale of Channel One during April 2007.

Discontinued operations of the Education segment include revenue of $10,523 and $15,469 for the three months ended March 31, 2007 and 2006 respectively. Operating loss was $3,529 and $360 for the three months ended March 31, 2007 and 2006, respectively.

Corporate

Included in discontinued operations is a loss on the sale of Channel One of $5,000 for the three months ended March 31, 2007.

Liquidity, Capital and Other Resources

As of March 31, 2007, the Company had cash and unused credit facilities of $402,034, as further detailed below under “Financing Arrangements”, compared to $261,466 as of December 31, 2006. The amount as of March 31, 2007 includes the remaining net cash proceeds from the Company’s sale of the Outdoors group in the first quarter of 2007. The use of this cash and unused credit facilities is subject to customary conditions in the Company’s debt agreements. The Company’s asset sales, debt redemption and investment in organic growth have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures for the remainder of 2007 and for the foreseeable future. The Company has no significant required debt repayments until 2010.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $762,736 at March 31, 2007 compared to $27,837 at December 31, 2006. This increase is primarily due to the increase in assets of businesses held for sale at March 31, 2007 and the increase in cash from the net proceeds from the Outdoors sale.

Cash Flow—2007 Compared to 2006

Net cash provided by operating activities decreased $3,937, to $3,887 in 2007, from $7,824 in 2006. This decrease is primarily due to timing of vendor payments and increased cash taxes paid, offset by higher segment EBITDA, interest income and lower debt service. For purposes of calculating net cash provided by operating activities, discontinued operations are included until sold or shut down.

Net cash provided by (used in) investing activities was $139,085 in 2007, compared to $(47) in 2006. This increase in cash is primarily due to cash received for the sale of the Outdoors group in the first quarter of 2007 of $170,000. This increase was partially offset by payments for the acquisitions of Rentalhouses.com and Modified Automotive Group during the first quarter of 2007.

Net cash used in financing activities decreased $4,747, to $3,689 in 2007, from $8,436 in 2006. The primary reason for the change is the absence of payments for repurchases of senior notes during 2007 compared to payments of $6,832 in 2006, partially offset by the net increase in repayments of borrowings under credit agreements in 2007.

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$3,887	$7,824
Additions to property, equipment and other (excluding acqusitions)	(5,963)	(4,730)
Capital lease payments	(311)	(1,296)
Free Cash Flow	$(2,387)	$1,798
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$14,033	$16,033
Cash income taxes paid, net of refunds received	$4,857	$4,079
Cash paid for restructuring costs	$2,093	$1,666

The decrease in the Company’s Free Cash Flow is primarily due to timing of vendor payments and increased cash taxes paid offset by higher segment EBITDA, interest income and lower debt service.

Financing Arrangements

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2007:

	Revolver	Term B	Total
Bank Credit Facilities	$276,795	$492,500	$769,295
Borrowings Outstanding	—	(492,500)	(492,500)
Letters of Credit Outstanding	(19,872)	—	(19,872)
Unused Bank Commitments	$256,923	$—	$256,923

With the exception of the term loan B and the Senior Floating Rate Notes, the amounts borrowed bear interest, at the Company’s option, at either the base rate plus an applicable margin ranging from 0.125% to 1.5% or LIBOR plus an applicable margin ranging from 1.125% to 2.5%. The Senior Floating Rate Notes bear interest equal to three-month LIBOR plus 5.375% per year. The term loan B bears interest at base rate plus 1.25% or LIBOR plus 2.25% per year.

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the first quarter of 2007, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

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

Remaining aggregate term loan payments under the bank credit facilities are $2,500 in 2007, $5,000 in 2008 through 2012 and $465,000 in 2013.

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

8 7/8% Senior Notes.   The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes became redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $3,126 and $4,258 at March 30, 2007 and 2006, respectively.

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

Contractual Obligations

The Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The Senior Notes and bank credit facilities are secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.).

If the Company becomes subject to a change of control, as defined in the indentures governing the Senior Notes, each holder of the Senior Notes will have the right to require the Company to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

There are no required significant debt repayments until 2010. The contractual obligations of the Company as of March 31, 2007 are as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,316,699	$5,000	$10,000	$539,389	$762,310
Interest on long-term debt obligations(1)	578,030	108,973	212,741	159,295	97,021
Capital lease obligations	387	171	216	—	—
Fair value of forward agreement(2)	25,110	25,110	—	—	—
Interest on capital lease obligations	71	46	25	—	—
Operating lease obligations(3)	216,318	33,203	52,253	44,613	86,249
Workplace Learning lease obligations(4)	15,923	5,847	4,190	3,226	2,660
Total Contractual Obligations	$2,152,538	$178,350	$279,425	$746,523	$948,240

(1)          Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)          Present value of expected future payments related to the acquisition of Automotive.com. The fair value of this liability is included in liabilities of businesses held for sale at March 31, 2007.

(3)          Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $60,367 as of March 31, 2007.

(4)          Present value of expected future payments related to Workplace Learning lease obligations, exclusive of a third party guarantee for up to $10,000 to be applied to the Company’s secondary liability . See Contingencies below for further detail.

The Company had no borrowings outstanding at March 31, 2007 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility matures in 2008, and the term loan B matures in 2013.

The Company has other commitments in the form of letters of credit, which include deferred purchase price liabilities, of $19,872 aggregate face value which expire on or before March 31, 2008.

Additional Payments

Under the provisions of the Automotive.com Stockholders Agreement, PRIMEDIA must make quarterly payments (the “Additional Payments”) to the minority shareholders of Automotive.com, as defined in the Automotive.com Stockholders Agreement. The additional payments are paid within 45 days of the end of each calendar quarter, with the last payment to be made within 45 days of the quarter ending December 31, 2008, or December 31, 2009, if the forward agreement is extended by the minority shareholders. The additional payments are recognized when the related contingency is resolved and the consideration is paid or becomes payable. The pro rata share of the additional payments made or estimated to be made to Automotive.com’s Chief Executive Officer is recorded as compensation expense due to the nature of his ongoing relationship with Automotive.com. The remaining pro rata share of the Additional Payments to be made to the other minority shareholders is recorded as an adjustment to the purchase price of Automotive.com.

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to net income:

	Three	Twelve
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2007
EBITDA of the Restricted Group	$50,196	$212,541
EBITDA loss of the Unrestricted Group	(12,029)	(46,911)
EBITDA of divested units and other adjustments	(25,502)	(114,972)
Depreciation and amortization of property and equipment	(3,113)	(12,655)
Amortization of intangible assets and other	(736)	(3,350)
Non-cash compensation	(161)	(3,051)
Provision for restructuring costs	(1,589)	(2,773)
Loss on the sales of businesses and other, net	—	(28)
Operating income	7,066	28,801
Other expense:
Interest expense	(29,080)	(124,563)
Amortization of deferred financing costs	(584)	(2,492)
Other income, net	1,885	420
Loss from continuing operations before provision for income taxes	(20,713)	(97,834)
Benefit for income taxes	6,457	141
Loss from continuing operations	(14,256)	(97,693)
Discontinued operations	118,910	238,168
Net income	$104,654	$140,475

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	Three	Twelve
	Months Ended	Months Ended
	March 31, 2007	March 31, 2007
Internet properties	$(5,899)	$(21,205)
Traditional turnaround and start-up properties	(5,071)	(19,873)
Related overhead and other charges	(1,059)	(5,833)
	$(12,029)	$(46,911)

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

The calculation of the Company’s leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company’s consolidated debt divided by the EBITDA of the Restricted Group. At March 31, 2007, this leverage ratio was approximately 5.6 to 1.

Contingencies and Other

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

As of and for the three months ended March 31, 2007, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third party guaranty of up to $10,000 against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At that time, the Company also recorded a receivable of $10,000 for the amount due from the third party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter, the Company recorded a charge of approximately $7,200 to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10,000 receivable with a charge to discontinued operations as a of December 31, 2006. The Company continues to exercise all available legal remedies against the third party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases.

At March 31, 2007, the Company has recorded a total liability of $15,923 for the fair value of the future lease payments, net of estimated sublease income, in the accompanying consolidated balance sheet.

Critical Accounting Policies and Estimates

During the first quarter of 2007, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements Adopted

During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 is not material to the prior year’s financial statements. However, management did believe that this error was material to its 2006 financial statements and upon adoption of SAB No. 108 recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500.   Of this amount, approximately $5,500 had previously been recorded to income from discontinued

operations in the first quarter of 2006. The consolidated statement of operations for the three months ended March 31, 2006 has been restated to adjust for the impact of the fourth quarter SAB No. 108 adjustment.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits, interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact. The total amount of unrecognized tax benefits as of January 1, 2007 was $15,786, net of valuation allowance impact.  Substantially all of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company had $3,689 of interest and penalties accrued as of January 1, 2007.

EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified a consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, related to the classification of certain sales, value added and excise taxes within the income statement. The EITF reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Impact of Inflation and Other Costs

The cost of paper was stable during 2006 and the first quarter of 2007. The Company’s paper expense decreased approximately 9.82% during the three months ended March 31, 2007 compared to 2006. Paper cost represented approximately 4.70% and 4.91% of the Company’s total operating expenses for the three months ended March 31, 2007 and 2006, respectively.

Seasonality

The Company’s operations are minimally seasonal in nature.

•       The majority of the Company’s sales comprise 12-month contracts.  Sales typically grow sequentially.

•       The Company experiences modest seasonality in the categories of the single unit real estate listing and autos as both businesses decline in the winter months.  These businesses represent a relatively small part of the total consumer guides business.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2007, there were no significant changes related to the Company’s market risk exposure.

Item 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

Based on such evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, due to a material weakness in the accounting for income taxes related to discontinued operations as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, the Company’s disclosure controls and procedures were not effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.                RISK FACTORS

There have been no material changes to the Company’s risk factors during the first quarter of 2007.

Item 6.                        EXHIBITS

(a)           Exhibits

10.1	Letter agreement, dated January 11, 2007, between PRIMEDIA Inc. and Steven Aster(*)
31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Kevin J. Neary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Kevin J. Neary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA INC.
(Registrant)
Date:	May 10, 2007	/s/ DEAN B. NELSON
(Dean B. Nelson)
Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date:	May 10, 2007	/s/ KEVIN J. NEARY
(Kevin J. Neary)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	May 10, 2007	/s/ ROBERT J. SFORZO
(Robert J. Sforzo)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)