Form 10-Q
period 2007-06-30
PRIMEDIA INC
filed 2007-08-07
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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
Yes  ☐  No  ☒

Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of August 2, 2007: 44,120,007

PRIMEDIA Inc.
INDEX

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$111,040	$5,828
Accounts receivable, net	28,564	115,284
Inventories	443	12,978
Prepaid expenses and other	15,185	18,977
Assets of businesses held for sale	882,016	170,037
Total current assets	1,037,248	323,104

Property and equipment (net of accumulated depreciation and amortization of $82,149 in 2007 and $164,478 in 2006)	21,078	46,390
Intangible assets, net	25,988	187,887
Goodwill	133,133	674,138
Other non-current assets	15,777	22,810
Total Assets	$1,233,224	$1,254,329

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$10,816	$47,679
Accrued expenses and other	45,841	112,183
Deferred revenues	1,924	79,035
Current maturities of long-term debt	5,177	6,070
Liabilities of businesses held for sale	203,380	50,300
Total current liabilities	267,138	295,267

Long-term debt	1,312,026	1,316,959
Deferred revenues	11,900	12,750
Deferred income taxes	12,322	72,060
Other non-current liabilities	56,111	80,523
Total Liabilities	1,659,497	1,777,559

Commitments and contingencies (Note 12)

Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at June 30, 2007 and December 31, 2006; 45,520,324 and 45,475,527 shares issued and 44,113,256 and 44,068,459 shares outstanding at June 30, 2007 and December 31, 2006, respectively) (1)	455	455
Additional paid-in capital (including warrants of $31,690 at June 30, 2007 and December 31, 2006)	2,370,063	2,369,220
Accumulated deficit	(2,720,914)	(2,817,028)
Common stock in treasury, at cost (1,407,068 shares at June 30, 2007 and December 31, 2006) (1)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(426,273)	(523,230)

Total Liabilities and Shareholders’ Deficiency	$1,233,224	$1,254,329

(1) Reflects the one-for-six reverse stock split effected on August 1, 2007.  All periods have been restated to reflect the reverse stock split.

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2007	2006

Revenues, net:
Advertising	$67,018	$67,291
Other	14,552	13,992
Total revenues, net	81,570	81,283

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	8,658	9,871
Marketing and selling	23,815	22,344
Distribution and circulation	21,820	20,750
Editorial	1,678	1,914
Other general expenses	7,348	8,228
Corporate administrative expenses (including non-cash compensation of $397 and $1,619 in 2007 and 2006, respectively)	7,438	10,628
Depreciation and amortization of property and equipment	3,286	3,377
Amortization of intangible assets and other	856	716
Provision for restructuring costs	1,015	155
Loss on sale of businesses	—	28

Operating income	5,656	3,272

Other income (expense):
Interest expense	(29,031)	(32,176)
Amortization of deferred financing costs	(584)	(657)
Other income, net	1,934	629

Loss from continuing operations before benefit for income taxes	(22,025)	(28,932)
Benefit for income taxes	10,913	9,880

Loss from continuing operations	(11,112)	(19,052)

Discontinued operations, net of tax (including loss on sale of businesses, net of tax, of $(2,270) and $(40) in 2007 and 2006, respectively)	18,698	16,937
Net income (loss)	$7,586	$(2,115)

Basic and diluted earnings (loss) per common share (1):
Continuing operations	$(0.25)	$(0.43)
Discontinued operations	0.42	0.38
Net income (loss)	$0.17	$(0.05)
Basic and diluted common shares outstanding (weighted average) (1)	44,098,131	43,990,277

(1) Reflects the one-for-six reverse stock split effected on August 1, 2007.  All periods have been restated to reflect the reverse stock split.

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2007	2006
		(As restated, see Note 1)
Revenues, net:
Advertising	$133,299	$134,383
Other	28,315	28,302
Total revenues, net	161,614	162,685

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	17,258	19,798
Marketing and selling	46,213	44,572
Distribution and circulation	42,010	41,843
Editorial	3,444	3,853
Other general expenses	15,037	16,708
Corporate administrative expenses (including non-cash compensation of $558 and $2,537 in 2007 and 2006, respectively)	14,335	19,456
Depreciation and amortization of property and equipment	6,399	6,041
Amortization of intangible assets and other	1,592	1,394
Provision for restructuring costs	2,604	277
Loss on sale of businesses	—	28

Operating income	12,722	8,715

Other income (expense):
Interest expense	(58,111)	(63,633)
Amortization of deferred financing costs	(1,168)	(1,315)
Other income, net	3,820	785

Loss from continuing operations before benefit for income taxes	(42,737)	(55,448)
Benefit for income taxes	17,369	19,419

Loss from continuing operations	(25,368)	(36,029)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $41,258 and $13,668 in 2007 and 2006, respectively)	137,608	36,322
Cumulative effect of change in accounting principle, net of tax (from the adoption of of Statement of Financial Accounting Standard No. 123 (R))	—	22
Net income	$112,240	$315

Basic and diluted earnings (loss) per common share (1):
Continuing operations	$(0.57)	$(0.82)
Discontinued operations	3.12	0.82
Cumulative effect of change in accounting principle	—	0.00
Net income	$2.55	$0.00

Basic and diluted common shares outstanding (weighted average) (1)	44,092,510	43,976,230

(1) Reflects the one-for-six reverse stock split effected on August 1, 2007.  All periods have been restated to reflect the reverse stock split.

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
		(As restated, see Note 1)
Operating activities:
Net income	$112,240	$315
Cumulative effect of change in accounting principle, net of tax	—	(22)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of businesses, net	(41,258)	(13,640)
Deferred income taxes	(59,738)	6,870
Other, net	14,448	16,341
Changes in operating assets and liabilities	(48,324)	510
Net cash (used in) provided by operating activities	(22,632)	10,374
Investing activities:
Additions to property, equipment and other	(11,990)	(10,767)
Proceeds from sales of businesses	175,391	17,000
Payments for businesses acquired, net of cash acquired	(31,658)	(15,813)
Net cash provided by (used in) investing activities	131,743	(9,580)
Financing activities:
Borrowings under credit agreements	32,800	202,500
Repayments of borrowings under credit agreements	(36,300)	(142,500)
Payments for repurchases of senior notes	—	(62,094)
Proceeds from issuances of common stock, net	286	265
Capital lease payments	(571)	(1,879)
Other	(114)	(108)
Net cash used in financing activities	(3,899)	(3,816)
Increase (decrease) in cash and cash equivalents	105,212	(3,022)
Cash and cash equivalents, beginning of period	5,828	7,255
Cash and cash equivalents, end of year period	$111,040	$4,233
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$58,076	$64,718
Cash income taxes paid, net of refunds received	$16,943	$4,740
Cash paid for restructuring costs	$4,993	$2,715
Businesses acquired:
Fair value of assets acquired	$32,725	$15,544
(Liabilities assumed) net of deferred purchase price payments	(1,067)	269
Payments for businesses acquired, net of cash acquired	$31,658	$15,813

 See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2007 and December 31, 2006, the results of consolidated operations of the Company for the three and six months ended June 30, 2007 and 2006 and consolidated cash flows of the Company for the six months ended June 30, 2007 and 2006. The adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods’ condensed consolidated statement of operations and related notes have been reclassified due to discontinued operations to conform to the presentation for the three and six months ended June 30, 2007.

On August 1, 2007, the Company effected a one-for-six reverse stock split.  The number of outstanding common shares have become one-sixth of their prior amount, and the par value remains at $0.01 per share.  All references to share data in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split.  See Note 15 for further details.

Recent Accounting Pronouncements Adopted

SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 is not material to the 2006 financial statements. Upon adoption of SAB No. 108 the Company recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500, which was reflected in the Company’s 2006 Annual Report on Form 10-K.  Of this amount, approximately $5,500 and $2,000 had been recorded to income from discontinued operations in the first quarter and third quarter of 2006, respectively. The consolidated statement of operations for the six months ended June 30, 2006 has been restated to adjust for the impact of the SAB No. 108 adjustment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 9 for the adjustments that resulted from the Company’s adoption of FIN 48.

2.                                      Divestitures

The Company has classified the results of certain divested entities and entities planned for disposition as of June 30, 2007 as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In the fourth quarter of 2005, the Company decided to pursue the sales of its History and Crafts groups, part of the Enthusiast Media segment.  The Company completed the sale of the History group during  the first quarter of 2006, for $17,000, resulting in a net gain of approximately $13,700.  The sale of the Crafts group was completed during the third quarter of 2006.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group (part of the Enthusiast Media segment), which consists primarily of its hunting, fishing, and shooting titles, for $170,000 in cash. The transaction was completed in January 2007 and the Company recorded a gain of $57,577. The net proceeds from this sale are subject to routine post-closing adjustments. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2006.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter, the Company completed the sale of Channel One for a loss of $6,399, of which $5,000 was recorded during the first quarter of 2007.  Also during the second quarter of 2007, the Company completed the sale of Films Media Group, for a gain of $184. The remaining assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006 (see further discussion below).

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007.  The Company has applied the proceeds from the sale to pay down debt. See Note 15.

The results of these operations have been classified as discontinued for all periods presented.

Total revenues, net, and income before provision for income taxes included in discontinued operations on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues, net	$145,715	$187,972	$291,819	$367,588
Income before provision for income taxes (1)	$31,628	$32,067	$52,684	$50,070

(1) Income before provision for income taxes above excludes gains (losses) on sale of businesses.

 The losses on sales of businesses were $2,592 and $40 for the three months ended June 30, 2007 and 2006, respectively.   The gains on sales of businesses were $50,779 and $13,668 for the six months ended June 30, 2007 and 2006, respectively.

During the first half of 2007, the Company recorded a tax benefit of approximately $61,000 related to the Enthusiast Media segment.  This benefit, which is recorded as a component of discontinued operations, represents the tax consequences of the recharacterization of certain indefinite-lived intangible assets to definite-lived in connection with reclassification of the Enthusiast Media segment as held for sale during the first quarter of 2007 and was recorded when it became apparent that certain taxable temporary differences would reverse.

Held for Sale

The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of June 30, 2007 and December 31, 2006, have been classified as held for sale on the accompanying condensed consolidated balance sheets. As of June 30, 2007, this represents the assets and liabilities of the Enthusiast Media segment and PRIMEDIA Healthcare. As of December 31, 2006, this represents the assets and liabilities of the Outdoors group and the Education segment.

	June 30, 2007	December 31, 2006
ASSETS
Accounts receivable, net	$87,879	$17,103
Inventories	10,781	1,750
Prepaid expenses and other	13,032	6,458
Property and equipment, net	31,094	8,234
Intangible assets	171,528	22,595
Goodwill	562,585	105,238
Other non-current assets	5,117	8,659
Assets held for sale	$882,016	$170,037
LIABILITIES
Accounts payable	$27,730	$5,500
Accrued expenses and other	46,477	14,977
Deferred revenues—current	80,439	29,472
Current maturities of long term debt.	846	—
Long-term debt	1,707	—
Other non-current liabilities	46,181	351
Liabilities of businesses held for sale	$203,380	$50,300

As discussed above, in January 2007, the Company completed the sale of its Outdoors group.  During the second quarter of 2007, the Company completed the sale of Channel One and Films Media Group, part of the Education segment.  On August 1, 2007, the Company completed the sale of the Enthusiast Media segment.  See Note 15.

3.                                      Acquisitions

Acquisition of Rentalhouses.com

In February of 2007, the Company acquired the assets of RentalHouses.com, for approximately $9,000 in cash. The Company has not yet completed its purchase price allocation and in the interim has classified the intangible assets to goodwill.

Acquisition of Modified Automotive Group

In January of 2007, the Company acquired Modified Automotive Group, publisher of Modified Magazine, Modified Luxury & Exotics Magazine, Modified Mustangs Magazine, and their related event partnerships and websites, for $15,050 in cash (including acquisition related expenses). The Company completed its purchase price allocation during the second quarter of 2007. This acquisition is part of the Enthusiast Media segment, therefore goodwill is included in assets of businesses held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2007.

	Amortization Period	Amount Allocated
Goodwill	—	$7,942
Advertiser Lists	5 years	3,000
Subscriber Lists	5 years	580
Trademarks	—	3,300
Non-Compete Agreements	5 years	490
Other	—	46
		15,358
Less: assumed liabilities		(308)
Total		$15,050

These acquisitions did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2007.

Other

In the six months ended June 30, 2007, the Company made two small acquisitions totaling approximately $1,500, made earnout payments for prior acquisitions totaling approximately $3,800, and made deferred purchase price payments of approximately $3,100.

4.                                      Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	June 30,	December 31,
	2007	2006
Accounts receivable	$29,631	$124,788
Allowance for doubtful accounts	(1,067)	(7,368)
Allowance for returns and rebates	—	(2,136)
	$28,564	$115,284

The decrease in accounts receivable above is due to the Enthusiast Media segment assets and liabilities, which are classified as held for sale on the condensed consolidated balance sheet as of June 30, 2007.

5.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$443	$10,915
Work in process	—	79
Finished goods	—	1,984
	$443	$12,978

The decrease in inventories above is due to the Enthusiast Media segment assets and liabilities, which are classified as held for sale on the condensed consolidated balance sheet as of June 30, 2007.

6.                                      Goodwill, Intangible Assets and Other

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as its annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six months ended June 30, 2007 and 2006, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, and accordingly, there were no impairments recorded.

Changes in the carrying amount of goodwill for the six months ended June 30, 2007, by operating segment, are as follows:

	Enthusiast Media	Consumer Guides	Total
Balance as of January 1, 2007	$550,952	$123,186	$674,138
Purchase price adjustments for valuation reports	(4,967)	601	(4,366)
Goodwill acquired related to the acquisition of businesses	16,600	9,346	25,946
Adjustment to goodwill allocated to assets of businesses held for sale	(562,585)	—	(562,585)
Balance as of June 30, 2007	$—	$133,133	$133,133

Intangible assets subject to amortization in accordance with SFAS No. 142 consist of the following:

	Weighted Average	June 30, 2007			December 31, 2006
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	4	$34	$34	$—	$94,011	$71,416	$22,595
Advertiser lists	12	93,105	75,166	17,939	99,004	79,987	19,017
Other	8	6,060	4,743	1,317	27,924	20,012	7,912
Total	12	$99,199	$79,943	$19,256	$220,939	$171,415	$49,524

Intangible assets not subject to amortization had a carrying value of $6,732 and $138,363 (excluding intangible assets classified as assets of businesses held for sale) as of June 30, 2007 and December 31, 2006, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $856 and $716 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense for other intangible assets still subject to amortization was $1,592 and $1,394 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, estimated future amortization expenses of other intangible assets still subject to amortization, are as follows: approximately $2,000 for the remainder of 2007, $3,000 for 2008, and $2,000 for 2009, 2010, 2011 and 2012.

7.                                      Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
Interest payable	$12,424	$12,351
Payroll, commissions and related employee benefits	11,517	25,340
Taxes	4,984	22,928
Rent and lease liabilities	3,614	7,073
Deferred purchase price	—	4,998
Professional fees	1,870	3,806
Retail display costs and allowances	—	8,263
Circulation costs	—	4,840
Other	11,432	22,584
	$45,841	$112,183

The decrease in accrued expenses and other above is due to the Enthusiast Media segment assets and liabilities, which are classified as held for sale on the condensed consolidated balance sheet as of June 30, 2007.

8.                                      Long-term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
Borrowings under bank credit facilities	$492,500	$496,000
8 7/8% Senior Notes Due 2011	407,047	406,733
8% Senior Notes Due 2013	294,810	294,810
Senior Floating Rate Notes Due 2010	122,500	122,500
	1,316,857	1,320,043
Obligation under capital leases	346	2,986
	1,317,203	1,323,029
Less: Current maturities of long-term debt	5,177	6,070
	$1,312,026	$1,316,959

During the first quarter of 2006, the Company purchased $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in three different transactions for $6,832 plus $200 of accrued interest. In the second quarter of 2006, the Company redeemed $56,615 principal amount of its 8 7/8% Senior Notes due May 15, 2011 in six different transactions for $55,262 plus $400 of accrued interest. As a result of these transactions, the Company recorded a gain of $282 and $336, net of the write-off of unamortized deferred financing costs and bond discount for the three and six months ended June 30, 2006, respectively. This gain is included in the other income, net line on the accompanying condensed statements of consolidated operations.

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

The Senior Floating Rate Notes bear interest equal to the three-month LIBOR plus 5.375% per year. The interest rate of the Senior Floating Rate Notes was 10.735 % as of June 30, 2007.

During the third quarter of 2007, the Company restructured its financing arrangements. See Note 15 for further details.

9.                                      Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and related interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact.  The liability is included in other non-current liabilities on the accompanying balance sheet as of June 30, 2007. The total amount of unrecognized tax benefits as of January 1, 2007 was $15,786, net of valuation allowance impact.  Substantially all of this amount would, if recognized, have an effect on the effective income tax rate.   In addition to the unrecognized tax benefits, the Company had $3,689 of interest and penalties accrued as of January 1, 2007.

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

It is possible that federal, state and local tax examinations will be settled during the next twelve months.  If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits.  Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable.  On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current examinations will not have a material adverse effect on the Company’s consolidated financial statements.  The statute of limitations in select jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of $2,120.

During the quarter ended June 30, 2007, the Company’s liability for unrecognized tax benefits decreased by $206 to $22,190. An additional $577 and $929 of interest was accrued in the three and six months ended June 30, 2007, respectively.

The Company does not amortize the book basis of its indefinite-lived intangible assets, but continues to amortize these intangible assets for tax purposes. For the six months ended June 30, 2007 and 2006, provision for income taxes primarily consisted of deferred income taxes of $1,261 and $1,158, respectively. The Company expects that it will record approximately $1,250, to increase deferred tax liabilities during the remainder of 2007.

10.                               Provision for Restructuring Costs

In the second quarter of 2007, the Company’s management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Source operations and relocate its corporate headquarters from New York to Atlanta, where its Consumer Source business is located. The Company expects to complete this plan by March 31, 2008.

In 2006, the Company began cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

Details of the initiatives implemented and the payments made related to both the new and previously implemented plans during the six months ended June 30, 2007 and 2006 are presented in the following tables:

			Net Provision		Payments/write-off
			for the Six		during the Six
	Liability as of		Months Ended		Months Ended	Liability as of
	January 1,		June 30,		June 30,	June 30,
	2007		2007		2007	2007
Employee-related termination costs	$9		$1,704		$(295)	$1,418
Termination of leases related to office closures	24,684		1,913		(4,355)	22,242
Write-off of deferred rent and other lease liabilities	—		(1,013)		1,013	—
Total	$24,693	(1)	$2,604	(3)	$(3,637)	$23,660	(1)

			Net Provision		Payments
			for the Six		during the Six
	Liability as of		Months Ended		Months Ended	Liability as of
	January 1,		June 30,		June 30,	June 30,
	2006		2006		2006	2006
Termination of leases related to office closures	$26,962	(2)	$277	(4)	$(1,530)	$25,709	(2)

(1)             Excludes liabilities related to discontinued operations totaling $1,269 and $1,827 as of June 30, 2007 and January 1, 2007, respectively.

(2)             Excludes liabilities related to discontinued operations totaling $2,965 and $2,511 as of June 30, 2006 and January 1, 2006, respectively.

(3)             Includes $1,374 related to the Consumer Guides segment and $1,230 related to Corporate.

(4)             Includes $270 related to the Consumer Guides segment and $7 related to Corporate.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies, is expected to be paid through 2015. The employee-related termination costs are expected to be paid through 2008. To reduce the lease related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of this new plan, the Company has closed 6 office locations and has terminated a total of 107 individuals.

Liabilities of $3,335 and $3,485 representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively. Liabilities of $20,325 and $21,208 representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively.

11.                               Income per Common Share

Income per common share for the six months ended June 30, 2007 and 2006 has been determined based on net income divided by the weighted average number of common shares outstanding for all periods presented.

The securities that could potentially dilute basic earnings per share in the future consist of approximately 1,645,000 warrants at June 30, 2007 and 2006, and 3,063,777 and 3,383,963 stock options at June 30, 2007 and 2006, respectively.

On August 1, 2007, the Company effected a one-for-six reverse stock split. All references to share data above have been restated to reflect the reverse stock split. See Note 15 for further details.

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

At June 30, 2007 and December 31, 2006, the Company has recorded a total liability of $14,997 and $16,156, respectively, for the fair value of the future lease payments, net of estimated sublease income, in the accompanying condensed consolidated balance sheets.

13.                               Business Segment Information

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sales of Channel One and Films Media Group.

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale is was completed on August 1, 2007.   See Note 15.

The operating results of the Enthusiast Media and Education segments have been classified as discontinued operations for all periods presented.

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

PRIMEDIA evaluates performance based on several factors, of which the financial measure is segment earnings before interest, taxes, depreciation, amortization and other charges (“Segment EBITDA”). Other charges include non-cash compensation, provision for restructuring costs and loss on sale of businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net:
Consumer Guides	$81,570	$81,283	$161,614	$162,685
Segment EBITDA:(1)
Consumer Guides	$18,251	$18,176	$37,652	$35,911
Corporate Overhead	(7,041)	(9,009)	(13,777)	(16,919)
Segment EBITDA	11,210	9,167	23,875	18,992
Depreciation and amortization of property and equipment	3,286	3,377	6,399	6,041
Amortization of intangible assets and other	856	716	1,592	1,394
Other charges	1,412	1,802	3,162	2,842
Operating income	5,656	3,272	12,722	8,715
Other income (expense):
Interest expense	(29,031)	(32,176)	(58,111)	(63,633)
Amortization of deferred financing costs	(584)	(657)	(1,168)	(1,315)
Other income, net	1,934	629	3,820	785
Loss from continuing operations before benefit for income taxes	$(22,025)	$(28,932)	$(42,737)	$(55,448)

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

14.                               Financial Information for Guarantors of the Company’s Debt

The following consolidated financial information is required to be disclosed as the Company had outstanding registered debt as of June 30, 2007.  The registered debt is comprised of all of the Company’s Senior Notes as described in Note 8.  The information that follows presents consolidating financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Corporate operating expenses have been included in the operations of the guarantor subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on the Company’s debt covenant ratios as defined in the bank credit facilities. Certain 2006 amounts have been recast to conform to the 2007 presentation. The Company believes that this presentation more accurately reflects the financial information of the categories presented below.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$104,186	$3,949	$2,905	$—	$111,040
Accounts receivable, net	—	24,080	4,484	—	28,564
Inventories	—	443	—	—	443
Prepaid expenses and other	6,047	4,238	4,900	—	15,185
Assets of businesses held for sale	—	708,812	173,204	—	882,016
Total current assets	110,233	741,522	185,493	—	1,037,248

Property and equipment, net	3,628	8,072	9,378	—	21,078
Investment in and advances to subsidiaries	459,086	(10,023)	—	(449,063)	—
Intangible assets, net	—	17,576	8,412	—	25,988
Goodwill	—	111,770	21,363	—	133,133
Other non-current assets	14,630	1,147	—	—	15,777
Total Assets	$587,577	$870,064	$224,646	$(449,063)	$1,233,224

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,559	$6,823	$1,434	$—	$10,816
Intercompany payables	(407,327)	(318,335)	715,639	10,023	—
Accrued expenses and other	32,037	11,106	2,698	—	45,841
Deferred revenues	1,700	135	89	—	1,924
Current maturities of long-term debt	5,065	112	—	—	5,177
Liabilities of businesses held for sale	—	166,426	36,954	—	203,380
Total current liabilities	(365,966)	(133,733)	756,814	10,023	267,138

Long-term debt	1,311,926	100	—	—	1,312,026
Intercompany notes payable	—	205,282	—	(205,282)	—
Deferred revenues	11,900	—	—	—	11,900
Deferred income taxes	—	12,322	—	—	12,322
Other non-current liabilities	55,990	121	—	—	56,111
Total Liabilities	1,013,850	84,092	756,814	(195,259)	1,659,497

Shareholders’ deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,370,063	—	—	—	2,370,063
Accumulated deficit	(2,720,914)	785,972	(532,168)	(253,804)	(2,720,914)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(426,273)	785,972	(532,168)	(253,804)	(426,273)
	—	—
Total Liabilities and Shareholders’ Deficiency	$587,577	$870,064	$224,646	$(449,063)	$1,233,224

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Revenues, net:	$—	$50,329	$33,084	$(1,843)	$81,570
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	7,700	958	—	8,658
Marketing and selling	—	16,317	7,498	—	23,815
Distribution and circulation	—	9,135	12,685	—	21,820
Editorial	—	1,404	274	—	1,678
Other general expenses	—	(9,753)	18,944	(1,843)	7,348
Corporate administrative expenses (including non-cash compensation)	—	6,249	1,189	—	7,438
Depreciation and amortization of property and equipment	—	1,300	1,986	—	3,286
Amortization of intangible assets and other	—	583	273	—	856
Provision for restructuring costs	—	1,015	—	—	1,015

Operating income (loss)	—	16,379	(10,723)	—	5,656
Other income (expense):
Interest expense	(29,022)	(9)	—	—	(29,031)
Amortization of deferred financing costs	(584)	—	—	—	(584)
Intercompany management fees and interest	9,356	(9,356)	—	—	—
Other income (expense), net	—	2,019	(85)	—	1,934

Income (loss) from continuing operations before (provision) benefit for income taxes	(20,250)	9,033	(10,808)	—	(22,025)

(Provision) benefit for income taxes	—	11,018	(105)	—	10,913
Equity in earnings (losses) of subsidiaries	27,836	(12,004)	—	(15,832)	—

Income (loss) from continuing operations	7,586	8,047	(10,913)	(15,832)	(11,112)

Discontinued operations, net of tax	—	19,789	(1,091)	—	18,698

Net income (loss)	$7,586	$27,836	$(12,004)	$(15,832)	$7,586

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Six Months Ended June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Revenues, net:	$—	$101,604	$65,962	$(5,952)	$161,614
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	15,396	1,862	—	17,258
Marketing and selling	—	35,074	11,139	—	46,213
Distribution and circulation	—	14,717	27,293	—	42,010
Editorial	—	2,969	475	—	3,444
Other general expenses	—	(18,876)	39,865	(5,952)	15,037
Corporate administrative expenses (including non-cash compensation)	—	12,087	2,248	—	14,335
Depreciation and amortization of property and equipment	—	2,596	3,803	—	6,399
Amortization of intangible assets and other	—	1,108	484	—	1,592
Provision for restructuring costs	—	2,604	—	—	2,604

Operating income (loss)	—	33,929	(21,207)	—	12,722
Other income (expense):
Interest expense	(58,092)	(19)	—	—	(58,111)
Amortization of deferred financing costs	(1,168)	—	—	—	(1,168)
Intercompany management fees and interest	16,662	(16,662)	—	—	—
Other income (expense), net	—	3,922	(102)	—	3,820

Income (loss) from continuing operations before (provision) benefit for income taxes	(42,598)	21,170	(21,309)	—	(42,737)

(Provision) benefit for income taxes	—	17,719	(350)	—	17,369
Equity in earnings (losses) of subsidiaries	154,838	(24,393)	—	(130,445)	—

Income (loss) from continuing operations	112,240	14,496	(21,659)	(130,445)	(25,368)

Discontinued operations, net of tax	—	140,342	(2,734)	—	137,608

Net income (loss)	$112,240	$154,838	$(24,393)	$(130,445)	$112,240

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$112,240	$154,838	$(24,393)	$(130,445)	$112,240

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(78,348)	(127,624)	6,773	112,651	(86,548)
Changes in operating assets and liabilities	(33,892)	8,031	(22,463)	—	(48,324)

Net cash provided by (used in) operating activities	—	35,245	(40,083)	(17,794)	(22,632)

Investing activities:
Additions to property, equipment and other	—	(8,095)	(3,895)	—	(11,990)
Proceeds from sales of businesses	—	170,602	4,789	—	175,391
Payments for businesses acquired, net of cash acquired	—	(17,812)	(13,846)	—	(31,658)

Net cash provided by (used in) investing activities	—	144,695	(12,952)	—	131,743

Financing activities:
Intercompany activity	105,783	(179,304)	55,727	17,794	—
Borrowings under credit agreements	32,800	—	—	—	32,800
Repayments of borrowings under credit agreements	(36,300)	—	—	—	(36,300)
Proceeds from issuances of common stock, net	286	—	—	—	286
Capital lease payments	—	(543)	(28)	—	(571)
Other	—	(114)	—	—	(114)

Net cash provided by (used in) financing activities	102,569	(179,961)	55,699	17,794	(3,899)

Increase (decrease) in cash and cash equivalents	102,569	(21)	2,664	—	105,212
Cash and cash equivalents, beginning of period	1,617	3,970	241	—	5,828
Cash and cash equivalents, end of period	$104,186	$3,949	$2,905	$—	$111,040

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$3,970	$241	$—	$5,828
Accounts receivable, net	—	98,268	17,016	—	115,284
Inventories	—	12,283	695	—	12,978
Prepaid expenses and other	2,740	13,561	2,676	—	18,977
Assets of businesses held for sale	—	170,037	—	—	170,037
Total current assets	4,357	298,119	20,628	—	323,104
Property and equipment, net	2,590	31,337	12,463	—	46,390
Investment in and advances to subsidiaries	1,161,383	40,986	—	(1,202,369)	—
Intangible assets, net	—	126,854	61,033	—	187,887
Goodwill	—	567,605	106,533	—	674,138
Other non-current assets	15,896	6,398	516	—	22,810
Total Assets	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,189	$34,784	$3,706	$—	$47,679
Intercompany payables	297,495	(922,783)	666,274	(40,986)	—
Accrued expenses and other	31,578	74,063	6,542	—	112,183
Deferred revenues	1,738	70,865	6,432	—	79,035
Current maturities of long-term debt	5,058	988	24	—	6,070
Liabilities of businesses held for sale	—	50,300	—	—	50,300
Total current liabilities	345,058	(691,783)	682,978	(40,986)	295,267
Long-term debt	1,315,146	1,732	81	—	1,316,959
Intercompany notes payable	—	2,091,297	—	(2,091,297)	—
Deferred revenues	12,750	—	—	—	12,750
Deferred income taxes	—	72,060	—	—	72,060
Other non-current liabilities	34,502	20,132	25,889	—	80,523
Total Liabilities	1,707,456	1,493,438	708,948	(2,132,283)	1,777,559
Shareholders’ deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,369,220	—	—	—	2,369,220
Accumulated deficit	(2,817,028)	(422,139)	(507,775)	929,914	(2,817,028)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(523,230)	(422,139)	(507,775)	929,914	(523,230)
Total Liabilities and Shareholders’ Deficiency	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended June 30, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Revenues, net	$—	$49,855	$33,001	$(1,573)	$81,283
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	8,550	1,321	—	9,871
Marketing and selling	—	19,566	2,778	—	22,344
Distribution and circulation	—	9,380	11,370	—	20,750
Editorial	—	1,610	304	—	1,914
Other general expenses	—	(14,110)	23,911	(1,573)	8,228
Corporate administrative expenses (including non-cash compensation)	—	9,039	1,589	—	10,628
Depreciation and amortization of property and equipment	—	1,378	1,999	—	3,377
Amortization of intangible assets and other	—	637	79	—	716
Provision for restructuring costs	—	155	—	—	155
Loss on sale of businesses	—	28	—	—	28

Operating income (loss)	—	13,622	(10,350)	—	3,272
Other income (expense):
Interest expense	(32,164)	(12)	—	—	(32,176)
Amortization of deferred financing costs	(657)	—	—	—	(657)
Intercompany management fees and interest	38,253	(35,284)	(2,969)	—	—
Other income (expense), net	699	(70)	—	—	629

Income (loss) from continuing operations before (provision) benefit for income taxes	6,131	(21,744)	(13,319)	—	(28,932)
(Provision) benefit for income taxes	—	10,019	(139)	—	9,880
Equity in losses of subsidiaries	(8,246)	(8,453)	—	16,699	—

Loss from continuing operations	(2,115)	(20,178)	(13,458)	16,699	(19,052)

Discontinued operations, net of tax	—	11,932	5,005	—	16,937

Net loss	$(2,115)	$(8,246)	$(8,453)	$16,699	$(2,115)

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Six Months Ended June 30, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
					(As restated, see Note 1)

Revenues, net	$—	$100,402	$66,265	$(3,982)	$162,685
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	17,273	2,525	—	19,798
Marketing and selling	—	36,154	8,418	—	44,572
Distribution and circulation	—	9,423	32,420	—	41,843
Editorial	—	3,314	539	—	3,853
Other general expenses	—	(15,350)	36,040	(3,982)	16,708
Corporate administrative expenses (including non-cash compensation)	—	16,396	3,060	—	19,456
Depreciation and amortization of property and equipment	—	2,610	3,431	—	6,041
Amortization of intangible assets and other	—	1,233	161	—	1,394
Provision for restructuring costs	—	277	—	—	277
Loss on sale of businesses	—	28	—	—	28

Operating income (loss)	—	29,044	(20,329)	—	8,715
Other income (expense):
Interest expense	(63,608)	(21)	(4)	—	(63,633)
Amortization of deferred financing costs	(1,315)	—	—	—	(1,315)
Intercompany management fees and interest	74,414	(71,445)	(2,969)	—	—
Other income (expense), net	920	(135)	—	—	785

Income (loss) from continuing operations before provision for income taxes	10,411	(42,557)	(23,302)	—	(55,448)
Provision for income taxes	—	19,567	(148)	—	19,419
Equity in losses of subsidiaries	(10,096)	(17,608)	—	27,704	—

Income (loss) from continuing operations	315	(40,598)	(23,450)	27,704	(36,029)

Discontinued operations, net of tax	—	30,150	6,172	—	36,322
Cumulative effect of change in accounting principle, net of tax (from the adoption of Statement of Financial Accounting Standard No.123 (R))	—	352	(330)	—	22

Net income (loss)	$315	$(10,096)	$(17,608)	$27,704	$315

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30, 2006
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
					(As restated, see Note 1)
Operating activities:
Net income (loss)	$315	$(10,096)	$(17,608)	$27,704	$315

Cumulative effect of change in accounting principle, net of tax	—	(352)	330	—	(22)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	3,384	(14,437)	(1,095)	21,719	9,571
Changes in operating assets and liabilities	(3,699)	16,254	(12,045)	—	510

Net cash used in operating activities	—	(8,631)	(30,418)	49,423	10,374

Investing activities:
Additions to property, equipment and other	—	(7,407)	(3,360)	—	(10,767)
Proceeds from sales of businesses	—	17,342	(342)	—	17,000
Payments for businesses acquired, net of cash acquired	—	(6,102)	(9,711)	—	(15,813)

Net cash provided by (used in) investing activities	—	3,833	(13,413)	—	(9,580)

Financing activities:
Intercompany activity	1,625	6,599	41,199	(49,423)	—
Borrowings under credit agreements	202,500	—	—	—	202,500
Repayments of borrowings under credit agreements	(142,500)	—	—	—	(142,500)
Payments for repurchases of senior notes	(62,094)	—	—	—	(62,094)
Proceeds from issuances of common stock, net	265	—	—	—	265
Capital lease payments	—	(2,007)	128	—	(1,879)
Other	—	(108)	—	—	(108)

Net cash provided by (used in) financing activities	(204)	4,484	41,327	(49,423)	(3,816)

Decrease in cash and cash equivalents	(204)	(314)	(2,504)	—	(3,022)
Cash and cash equivalents, beginning of period	321	4,182	2,752	—	7,255
Cash and cash equivalents, end of period	$117	$3,868	$248	$—	$4,233

15.   Subsequent Events

Sale of Enthusiast Media Segment

In May 2007, the Company entered into an agreement to sell its Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007, and resulted in an estimated gain of $446,512, net of tax.

Debt Refinancing

On August 1, 2007, the Company completed financing commitments for a $350,000 senior secured credit facility, including a $100,000 revolving loan facility and a $250,000 term loan.

The new credit facility combined with the net proceeds received from the sale of the Enthusiast Media Segment have been or will be used to repay the Company’s term loan, redeem the Company’s 8 7/8% Senior Notes due 2011, redeem the Company’s 8.00% Senior Notes due 2013, redeem the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees. At the time of the debt refinancing, the Company will write off approximately $8,900 of deferred financing fees, and will capitalize the cost related to the new credit facility.

On August 1, 2007, PRIMEDIA accepted for payment $122,500 of its Senior Floating Rate Notes due 2010, $393,700 principal amount of its 8 7/8% Senior Notes due 2011 and $292,000 principal amount of its 8.00% Senior Notes due 2013 pursuant to the terms of its previously announced tender offers and consent solicitations for such securities.  As a result of the acceptance for payment of such securities, the supplemental indentures that were the subject of the consent solicitations have become operative.

In addition, the Company has announced its intention to pay a one-time qualified dividend of approximately $96,000 to PRIMEDIA shareholders and to institute an ongoing dividend program. However, any such dividend payments are subject to final approval of the Board of Directors of PRIMEDIA.

Reverse Stock-Split

On August 1, 2007, the Company effected a 1-for-6 reverse stock split of its common stock.  The primary purpose of the reverse stock split was to make the Company’s common stock purchasable by investors that require investments to have a share price above $10 per share at the time of investment.  After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock.  The share amounts, including warrants and stock options, and earnings (loss) per share amounts presented in this report have been effected for the reverse stock split for all periods presented.

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

Executive Summary

Our Business

PRIMEDIA Inc. is the parent company of Consumer Source Inc., the #1 publisher and distributor of free consumer guides in the U.S. with Apartment Guide, Auto Guide, and New Home Guide, distributing free consumer publications through its proprietary distribution network, DistribuTech, in more than 60,000 locations. Consumer Source owns and operates leading websites including ApartmentGuide.com, AutoGuide.com, NewHomeGuide.com, and America’s largest online single unit rental property business, Rentals.com.

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

Background

Historically, PRIMEDIA was a broad based media enterprise built from a series of acquisitions and comprised of numerous disparate assets. In recent years, in order to better focus on its core businesses and to reduce debt, the Company has been strategically divesting selective properties. As a result, the Company has now positioned itself as the number one publisher and distributor of free consumer publications in the U.S.

Additionally, to counter the effects of the continued weakness in the overall advertising environment, the Company has aggressively attacked its cost structure. The Company realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth while managing costs. Organic growth represents growth of the Company’s businesses, excluding acquisitions made during the periods compared. These initiatives have resulted in charges for restructuring costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, creating operational and financial efficiencies.

Overall, these actions have made the Company today a more efficient organization with a strengthened balance sheet and improved liquidity.

Business Trends

The Consumer Guides business is experiencing a period of significant change in real estate market conditions.  High levels of condominium conversions and low vacancy rates reduced advertising revenue of Apartment Guide. More recently, conditions in the real property leasing and rental markets have continued to improve as the level of condominium conversions has slowed and vacancy rates have increased, particularly  in the regions most impacted in prior years.

In the new home market, new construction has virtually halted in several geographic areas as builders sell off excess inventory. New Housing starts have continued to decline across all of the Company’s operating markets except one. We track our penetration of the top builders in each market and the penetration into the number of their communities available to advertise, and we continue to increase this penetration from quarter to quarter.

Local automotive dealers continue to reduce newspaper advertising, as they explore alternative, cost-effective advertising. Local automotive dealers use a variety of media forms such as radio, television, newspapers and billboards. Though advertising budgets for this segment of the auto industry declined in 2006, we believe targeted print and online advertising, such as Auto Guide and Auto Guide.com, offer one of the most cost-effective advertising spends,.

Company Strategy

Making organic growth its top priority in 2007, the Company’s strategy is to focus on growing its core targeted consumer guides, maintaining its industry-leading distribution network, and launching into new vertical markets.

The Company continues to implement this organic growth strategy through various actions, including:

•       increasing penetration in existing markets;

•       expanding into new cities;

•       expanding product offerings; and

•       enhancing the end-user experience through new technologies and online features.

At the same time, the Company continues to focus on cost reductions, which will be utilized to fund various elements of its growth strategy.

Sale of Enthusiast Media Segment

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007.  The Company has applied the proceeds to pay down debt (See Debt Refinancing discussion below). The operations of the Enthusiast Media segment are included in discontinued operations for all periods presented.

Debt Refinancing

On August 1, 2007, the Company completed financing commitments for a $350,000 senior secured credit facility, including a $100,000 revolving loan facility and a $250,000 term loan.

The new credit facility combined with the net proceeds received from the sale of the Enthusiast Media Segment have been or will be used to repay the Company’s term loan, redeem the Company’s 8 7/8% Senior Notes due 2011, redeem the Company’s 8.00% Senior Notes due 2013, redeem the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees.

On August 1, 2007, PRIMEDIA accepted for payment $122,500 of its Senior Floating Rate Notes due 2010, $393,700 principal amount of its 8 7/8% Senior Notes due 2011 and $292,000 principal amount of its 8.00% Senior Notes due 2013 pursuant to the terms of its previously announced tender offers and consent solicitations for such securities.  As a result of the acceptance for payment of such securities, the supplemental indentures that were the subject of the consent solicitations have become operative.

In addition, the Company has announced its intention to pay a one-time qualified dividend of approximately $96,000 to PRIMEDIA shareholders and to institute an ongoing dividend program. However, any such dividend payments are subject to final approval of the Board of Directors of PRIMEDIA.

Reverse Stock-Split

On August 1, 2007, the Company effected a 1-for-6 reverse stock split of its common stock.  The primary purpose of the reverse stock split was to make the Company’s common stock purchasable by investors that require investments to have a share price above $10 per share at the time of investment.  After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock.  All share amounts, including warrants and stock options, and earnings (loss) per share amounts presented in this report have been effected for the reverse stock split.

Transition Plan

The Company is in the process of relocating its corporate headquarters from New York to Atlanta, where its Consumer Source business is based.  The Company may continue certain of its New York based public company-related functions and their associated costs through the 2007 Form 10-K reporting period in 2008.

Summary of Consolidated Results for the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, revenues were $161,614, down 0.7% as compared to $162,685 in 2006. In 2007, Operating expenses were $137,739, down 4.1% compared to 2006. In 2007, operating income was $12,722, up $4,007 or 46% from $8,715 in 2006. Net income was $112,240 in 2007 compared to $315 in 2006.  Included in 2007 net income is a gain on the sale of businesses of $50,779.

Forward-Looking Information

This report contains statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. Forward-looking statements speak only as of the date the statement is made. Forward-looking statements involve risks and uncertainties, and the inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

Why We Use the Term Segment EBITDA

Segment EBITDA represents each segment’s earnings before interest, taxes, depreciation, amortization and other charges (“Segment EBITDA”). Other charges include non-cash compensation, provision for restructuring costs and loss on sale of businesses. PRIMEDIA believes that Segment EBITDA is an accurate indicator of its segments’ results, because it focuses on revenue and operating cost items driven by operating managers’ performance, and excludes items largely outside of operating managers’ control.

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

Discontinued Operations

The Company has classified the results of divested entities and entities planned for disposition as of June 30, 2007 as discontinued operations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group (part of the Enthusiast Media segment), which consists primarily of its hunting, fishing, and shooting titles, for $170,000 in cash, subject to certain post-closing adjustments. The transaction was completed in January 2007, and resulted in a gain of $57,577. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2006.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sales of Channel One and Films Media Group for a net gain (loss) of $(6,399) and $184, respectively. The remaining assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006 (see further discussion below).

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007.

The operating results of these operations have been classified as discontinued operations for all periods presented.

Segment Data

The following table presents the results of the Company’s one operating segment and Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net:
Consumer Guides	$81,570	$81,283	$161,614	$162,685
Segment EBITDA:(1)
Consumer Guides	$18,251	$18,176	$37,652	$35,911
Corporate Overhead	(7,041)	(9,009)	(13,777)	(16,919)
Segment EBITDA	11,210	9,167	23,875	18,992
Depreciation and amortization of property and equipment	3,286	3,377	6,399	6,041
Amortization of intangible assets and other	856	716	1,592	1,394
Other charges	1,412	1,802	3,162	2,842
Operating income	5,656	3,272	12,722	8,715
Other income (expense):
Interest expense	(29,031)	(32,176)	(58,111)	(63,633)
Amortization of deferred financing costs	(584)	(657)	(1,168)	(1,315)
Other income, net	1,934	629	3,820	785
Loss from continuing operations before benefit for income taxes	$(22,025)	$(28,932)	$(42,737)	$(55,448)

(1)             Segment EBITDA represents the segments’ earnings before interest, taxes, depreciation, amortization and other charges. Other charges includes non-cash compensation, provision for restructuring costs and loss on sale of businesses.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Consolidated Results

Operating Income

Operating income was $5,656 in 2007 compared to $3,272 in 2006. The increase of $2,384 in operating income in 2007 resulted primarily from increased Segment EBITDA due to continued reductions in Corporate overhead. Expenses associated with adding retail distribution locations adversely impacted Consumer Source Segment EBITDA.

Net Income(Loss)

The Company had net income (loss) of $7,586 for the three months ended June 30, 2007 compared to $(2,115) for the same period of 2006. The increase is primarily due to the reduced Corporate Overhead expenses and reduced interest expense in 2007, partially offset by the loss on the sale of businesses during 2007 of $2,592.  In addition, during the three months ended June 30, 2007 the Company’s liability for unrecognized tax benefits decreased by $206, and an additional $577 of interest was accrued due to the adoption of FIN 48.

Interest expense decreased to $29,031 in 2007 from $32,176 in 2006 primarily due to lower average debt levels, as the Company purchased $65,485 principal amount of its 8 7/8% Senior Notes, $5,190 principal amount of its 8.00% Senior Notes, and $52,500 principal amount of its Senior Floating Rate Notes during 2006. This decrease was partially offset by higher interest rates.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentals.com and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $81,570 and $81,283 for the three months ended June 30, 2007 and 2006, respectively. Consumer Guides revenues increased $287 or 0.4% in 2007 compared to 2006 as follows:

	Three Months Ended June 30,		Percent
	2007	2006	Change
Revenues, net:
Advertising	$67,018	$67,291	(0.4)
Other	14,552	13,992	4.0
Total	$81,570	$81,283	0.4

The second quarter advertising revenue decline was driven primarily by Apartment Guide and Auto Guide, which is experiencing the full impact of quarter over quarter execution issues. Partially offsetting the second quarter advertising revenue decline was continued growth in New Home Guide and in the Company’s online business serving advertisers of single unit real estate rentals, which the Company refers to as Rentals.com. Other revenue’s slight increase was driven primarily by an increase in the total number of retail distribution locations, partially offset by the loss of third party revenue from the distribution of resale home guides, many of which have gone out of business during this resale housing industry downturn.

Apartment Guide, ApartmentGuide.com, Rentals.com:   These businesses, which represent 76% of second quarter 2007 advertising revenue, experienced a 0.5% revenue decline in the quarter.  However, this group experienced sequential quarterly growth versus the first quarter of 2007, reflecting the Company’s actions throughout 2006 and 2007 to strengthen client relationships, promote the value of blended media, and add tools to better track results for advertisers.  Some of the negative market forces that have caused abnormally high apartment occupancy rates and revenue pressure on Apartment Guide are abating, as fewer apartment communities are being converted to condominiums. However, while construction of new apartment communities is increasing across the country, this activity remains below levels from more than two years ago, and occupancy rates remain high in many markets. Apartment Guide’s addressable market is primarily advertisers of apartment communities with 50 or more units, whose listings comprise approximately 15% of the total rental market.

The Company’s online single unit real estate rental business, Rentals.com, which address the approximately 85% of the listings not served by Apartment Guide, grew revenue 52% in the second quarter, partially offsetting declines in Apartment Guide. Rentals.com’s online single unit real estate rental business is the leader in the market, with an estimated 62% of all paid single unit real estate rental listings on the Internet. The Company’s online single unit real estate rental business primarily serves advertisers of single units, including rental houses, town homes, condos, apartments, and communities with less than 50 rental units.  The Company spent the second quarter integrating acquisitions into Rentals.com, a single operating unit, while building out the sales force and infrastructure.

The Company completed testing of its MaxLeases product, with an official launch on June 28,2007.  MaxLeases provides multi-family property managers with a sophisticated set of tools to capture, track, and report leads from all sources, including telephone, e-mail, and walk-ins.  Property managers can use this information to measure and optimize their mix of marketing investments.

New Home Guide, NewHomeGuide.com:   This business, representing 19% of second quarter 2007 advertising revenue, continued to deliver solid results with total revenue growth of 12% in the second quarter.  This strong growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders and demonstrates its ability to successfully adapt to changing market conditions. In the second quarter of 2007, the Company launched Neighborhood Maps in Charlotte, NC. The Company now publishes ten Neighborhood Maps in two markets.  Neighborhood Maps are product line extensions in existing markets, providing advertisers with a promotional tool to reach consumers through local Chambers of Commerce, realtors, and relocation offices.  The Company now has 37 New Home Guide publications (including Neighborhood Maps and Realtor Data Books) in 26 markets.

Auto Guide, AutoGuide.com:   Auto Guide, representing 5% of second quarter 2007 advertising revenue, experienced a 32% revenue decline, in part due to the closing of the San Diego Auto Guide in the third quarter of 2006.  Management has completed the conversion of all markets to a new guide format, and the upgrading of key management and publisher positions is expected to be completed in August, 2007. Auto Guide represents a $12 million revenue business based on annualizing average second quarter revenue.  The Company started seeing progress during the second quarter including weekly revenue growth, classified ad growth, and dealer growth as the initiatives put in place in prior quarters began producing results.

DistribuTech:   All of Consumer Source’s print properties continue to benefit from the Company’s leading distribution business, DistribuTech. Consumer Source’s strategy is to continually optimize distribution for its own guides while minimizing cost. This optimization has historically caused, and will continue to cause, DistribuTech revenue to fluctuate.  In the second quarter of 2007, DistribuTech grew revenue primarily by expanding store locations in various new and current retail programs including a large drug store chain.  In addition, DistribuTech extended the contract term of a large grocery store chain, securing the Company’s rights to be the exclusive distributor of free publications in this chain.  Partially offsetting DistribuTech’s revenue growth in the second quarter were the loss of a national client that changed its marketing strategy in late 2006, and certain customers going out of business, primarily resale home-oriented publications adversely impacted by the downturn in the resale housing industry, in which Consumer Source does not directly participate.

Segment EBITDA

Consumer Guides Segment EBITDA increased $75 or 0.4% in 2007, to $18,251 from $18,176 in 2006.  Segment EBITDA margin remains the same at 22% for both 2007 and 2006.

Operating Income

Operating income decreased $946 or 6.7% to $13,264 in 2007 from $14,210 in 2006.  This decrease was primarily driven by the increase in restructuring costs during 2007.

Corporate

Corporate Administrative Expenses

Corporate administrative expenses, excluding non-cash compensation, were $7,041 for the three months ended June 30, 2007, compared to $9,009 for the three months ended June 30, 2006. The decrease is primarily due to lower compensation expense resulting from headcount reductions and reduced professional fees.

Operating Loss

Corporate operating loss was $7,608 for the second quarter of 2007, down 30.4% compared to $10,938 for the second quarter of 2006. The decrease was mainly due to lower corporate administrative expenses as discussed above, as well as reduced non-cash compensation expense during 2007.

Discontinued Operations

Enthusiast Media

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007.

Discontinued operations of the Enthusiast Media segment for the three months ended June 30, 2007 and 2006 include revenue of $139,519 and $173,456, respectively. Operating income for the three months ended June 30, 2007 and 2006, was $31,971 and $32,249, respectively. Included in discontinued operations for the three months ended June 30, 2007 and 2006 are losses on sales of businesses of $1,377 and $40, respectively.

Education

The Company classified the entire Education segment as discontinued operations during the fourth quarter of 2006. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. The Company completed the sales of Channel One and Films Media Group during the second quarter of 2007.

Discontinued operations of the Education segment include revenue of $6,196 and $14,516 for the three months ended June 30, 2007 and 2006, respectively. Operating loss was $6,089 and $2,431 for the three months ended June 30, 2007 and 2006, respectively. Included in discontinued operations is the gain (loss) on the sales of Channel One of $(1,399) and Films Media Group of $184 for the three months ended June 30, 2007.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Consolidated Results

Operating Income

Operating income was $12,722 in 2007 compared to $8,715 in 2006. The increase of $4,007 in operating income in 2007 resulted from increased Segment EBITDA in the Consumer Guides segment and decreased Corporate overhead.

Net Income

The Company had net income of $112,240 in the six months ended June 30, 2007 compared to $315 in 2006. In 2007, net income includes a gain the sale of the businesses of $50,779.  In addition, during the six months ended June 30, 2007, the Company’s liability for unrecognized tax benefits increased by $2,715, and an additional $929 of interest was accrued due to the adoption of FIN 48.

Interest expense decreased to $58,111 in 2007 from $63,633 in 2006 primarily due to lower average debt levels, as the Company purchased $65,485 principal amount of its 8 7/8% Senior Notes, $5,190 principal amount of its 8.00% Senior Notes, and $52,500 principal amount of its Senior Floating Rate Notes during 2006, partially offset by higher interest rates.

Consumer Guides Segment (includes Apartment Guide, New Home Guide, Auto Guide, Rentals.com and the DistribuTech distribution business)

Revenues, Net

Consumer Guides revenues were $161,614 and $162,685 for the six months ended June 30, 2007 and 2006, respectively. Consumer Guides revenues decreased $1,071 or 0.7% in 2007 compared to 2006 as follows:

	Six Months Ended June 30,		Percent
	2007	2006	Change
Revenues, net:
Advertising	$133,299	$134,383	(0.8)
Other	28,315	28,302	0.0
Total	$161,614	$162,685	(0.7)

Advertising revenues decreased by $1,084 in the six months ended June 30, 2007 compared to 2006 due primarily to continued weakness in Apartment Guide’s operating environment and Auto Guide’s execution issues from 2006. Growth in New Home Guides and the Company’s online business serving advertisers of single unit real estate rentals partially offset the declines in Apartment Guide and Auto Guide. Other revenue’s slight increase reflects DistribuTech’s optimization of distribution locations as new locations were added in the first half of 2007.

Apartment Guide, ApartmentGuide.com, Rentals.com:   Total advertising revenue declined 1.9% in the first half of 2007. Apartment Guide continues to face challenging market conditions marked by high occupancy rates and a reduced advertiser base as a result of lost apartment inventory from condominium conversions. Although the rate of condominium conversions has slowed considerably, the business experienced a year-over-year decline in revenue.

Declines in Apartment Guide were partially offset by 60% growth in the Company’s online single unit real estate rental business, which the Company refers to as Rentals.com. Consumer Source’s online single unit real estate rental business is the leader in the market, with an estimated 62% of all paid single unit real estate rental listings on the Internet. This lucrative segment of the marketplace accounts for approximately 85% of the total rental market. The Company’s online single unit real estate rental business primarily serves advertisers of single units, including rental houses, town homes, condos, apartments, and communities with less than 50 rental units.

New Home Guide, NewHomeGuide.com:   This business, representing 19% of 2007 advertising revenue, continued to deliver strong results with total revenue growth of 15% in the first half of 2007. This strong growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders and demonstrates its ability to successfully adapt to changing market conditions. In the first half of 2007, the Company launched a New Home Guide in Colorado Springs, CO, and three Neighborhood Maps in Charlotte, NC. The Company now publishes ten Neighborhood Maps in two markets. Neighborhood Maps are product line extensions in existing markets, providing advertisers with a promotional tool to reach consumers through local Chambers of Commerce, realtors, and relocation offices. The Company now has 37 New Home Guide publications (including Neighborhood Maps and Realtor Data Books) in 26 markets.

Auto Guide, AutoGuide.com:   Auto Guide, representing 5% of 2007 advertising revenue, experienced a 27% revenue decline in the first half of 2007, primarily due the third quarter 2006 closing of the San Diego Auto Guide. Management has completed the conversion of all markets to a new guide format, and the upgrading of key management and publisher positions is expected to be completed in August, 2007. Auto Guide represents a $12 million revenue business based on annualizing average second quarter revenue, and continues to have significant revenue growth potential both within its existing markets and through expansion into new markets.

DistribuTech:   All of Consumer Source’s print properties continue to benefit from the Company’s leading distribution business, DistribuTech. Consumer Source’s strategy is to continually optimize distribution for its own guides while minimizing cost. This optimization has historically caused, and will continue to cause, DistribuTech revenue to fluctuate. DistribuTech revenue was essentially flat for the six months ended June 30, 2007, as compared to the same period of 2006. Contributing to this were the loss of a national client that changed its marketing strategy in late 2006, and certain customers going out of business, primarily resale home-oriented publications adversely impacted by the downturn in the resale housing industry, in which Consumer Source does not directly participate. These losses represented approximately 4% of DistribuTech revenue.

Segment EBITDA

Consumer Guides Segment EBITDA increased $1,741 or 4.8% in the six months ended June 30, 2007, to $37,652 from $35,911 in the same period of 2006, despite the slight decrease in revenue. This increase is primarily due to aggressive cost containment by management continued from 2006 into the first half of 2007. Segment EBITDA margin increased to 23% in first half of 2007 from 22% in the same period of 2006.

Operating Income

Operating income increased $224 or 0.8% to $29,041 in the six months ended June 30, 2007 from $28,817 in the same period of 2006. This increase was primarily driven by the increase in Segment EBITDA, partially offset by increases in restructuring costs.

Corporate

Corporate Administrative Expenses

Corporate administrative expenses, excluding non-cash compensation, were $13,777 for the six months ended June 30, 2007, compared to $16,919 for the six months ended June 30, 2006. The decrease is primarily due to lower compensation expense resulting from headcount reductions and reduced professional fees.

Operating Loss

Corporate operating loss was $16,319 for the six months ended June 30, 2007, down 18.9% compared to $20,102 for the six months ended June 30, 2006. The decrease was mainly due to lower corporate administrative expenses as discussed above, as well as reduced non-cash compensation during 2007.

Discontinued Operations

Enthusiast Media

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007.

Discontinued operations of the Enthusiast Media segment for the six months ended June 30, 2007 and 2006 include revenue of $275,099 and $337,603, respectively. Operating income for the six months ended June 30, 2007 and 2006, was $115,981 and $63,284, respectively. Included in discontinued operations are gains on sales of businesses of $56,994 and $13,668, respectively.

During the first half of 2007, the Company recorded a tax benefit of approximately $61,000 related to the Enthusiast Media segment.  This benefit, which is recorded as a component of discontinued operations, represents the tax consequences of the recharacterization of certain indefinite-lived intangible assets to definite-lived in connection with reclassification of the Enthusiast Media segment as held for sale and was recorded when it became apparent that certain taxable temporary differences would reverse.

Education

The Company classified the entire Education segment as discontinued operations during the fourth quarter of 2006. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. The Company completed the sales of Channel One and Films Media Group during the second quarter of  2007.

Discontinued operations of the Education segment include revenue of $16,720 and $29,985 for the six months ended June 30, 2007 and 2006, respectively. Operating loss was $9,617 and $2,791 for the six months ended June 30, 2007 and 2006, respectively.  Included in discontinued operations is a gain (loss) on the sale of Channel One of $(6,399) and Films Media Group of $184 for the six months ended June 30, 2007.

Liquidity, Capital and Other Resources

As of June 30, 2007, the Company had cash and unused credit facilities of $327,670, as further detailed below under “Financing Arrangements”, compared to $261,466 as of December 31, 2006. The amount as of June 30, 2007 includes the remaining net cash proceeds from the Company’s sale of the Outdoors group in the first quarter of 2007. The use of this cash and unused credit facilities is subject to customary conditions in the Company’s debt agreements. The Company’s asset sales, debt redemption and investment in organic growth have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet.

The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures for the remainder of 2007 and for the foreseeable future. Under the Company’s new credit facility, the Company has no significant scheduled commitment reductions until 2013.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $770,110 at June 30, 2007 compared to $27,837 at December 31, 2006. This increase is primarily due to the increase in assets of businesses held for sale at June 30, 2007 and the remaining cash proceeds from the Outdoors sale.

Cash Flow—2007 Compared to 2006

Net cash (used in) provided by operating activities was $(22,632) in 2007, compared to $10,374 in 2006. This decrease is primarily due to increased cash taxes paid primarily related to divestitures, and timing of receivables collections, partially offset by lower debt service.  Free Cash Flow includes discontinued operations. For purposes of calculating net cash provided by operating activities, discontinued operations are included until sold or shut down.

Net cash provided by (used in) investing activities was $131,743 in 2007, compared to $(9,580) in 2006. This increase in cash is primarily due to cash received for the sale of the Outdoors group in the first quarter of 2007 of $170,000. This increase was partially offset by payments for the acquisitions of Rentalhouses.com and Modified Automotive Group during the first quarter of 2007.

Net cash used in financing activities was $3,899 in 2007, compared to $3,816 in 2006. The primary reason for the change is the absence of payments for repurchases of senior notes during 2007 compared to payments of $62,094 in 2006, partially offset by the net borrowings under credit agreements in 2006 of $60,000, compared to net repayments of $3,500 in 2007.

Free Cash Flow

The following table presents the Company’s Free Cash Flow for the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,
	2007	2006
Net cash (used in) provided by operating activities	$(22,632)	$10,374
Additions to property, equipment and other (excluding acquisitions)	(11,990)	(10,767)
Capital lease payments	(571)	(1,879)
Free Cash Flow	$(35,193)	$(2,272)
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$58,076	$64,718
Cash income taxes paid, net of refunds received	$16,943	$4,740
Cash paid for restructuring costs	$4,993	$2,715

The decrease in the Company’s Free Cash Flow is primarily due to increased cash taxes paid primarily related to divestitures, and timing of receivables collections, partially offset by lower debt service.

Financing Arrangements

On August 1, 2007, the Company completed financing commitments for a $350,000 senior secured credit facility, including a $100,000 revolving loan facility and a $250,000 term loan.

The new credit facility combined with the net proceeds received from the sale of the Enthusiast Media Segment have been or will be used to repay the Company’s term loan, redeem the Company’s 8 7/8% Senior Notes due 2011, redeem the Company’s 8.00% Senior Notes due 2013, redeem the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees.

On August 1, 2007, PRIMEDIA accepted for payment $122,500 of its Senior Floating Rate Notes due 2010, $393,700 principal amount of its 8 7/8% Senior Notes due 2011 and $292,000 principal amount of its 8.00% Senior Notes due 2013 pursuant to the terms of its previously announced tender offers and consent solicitations for such securities.  As a result of the acceptance for payment of such securities, the supplemental indentures that were the subject of the consent solicitations have become operative.

The new credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of approximately $100,000 (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%.

There are no scheduled commitment reductions under the Revolving Facility.  The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $625 each payable on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and ending on June 30, 2014, followed by a final repayment of $233,750 on the Term Loan B Maturity Date.

Under the new credit facility, the Company’s maximum allowable leverage ratio, as defined, is 5.25 to 1.

Financing arrangments as of June 30, 2007 were as follows:

Bank Credit Facilities

The bank credit facilities consisted of the following as of June 30, 2007:

	Revolver	Term B	Total
Bank Credit Facilities	$237,252	$492,500	$729,752
Borrowings Outstanding	—	(492,500)	(492,500)
Letters of Credit Outstanding	(20,622)	—	(20,622)
Unused Bank Commitments	$216,630	$—	$216,630

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

Under the bank credit facilities, the Company has agreed to pay commitment fees at a per annum rate of either 0.375% or 0.5%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the second quarter of 2007, the Company’s commitment fees were paid at a weighted average rate of 0.5%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

The commitments under the revolving loan portion of the bank credit facilities are subject to mandatory reductions semi-annually on June 30 and December 31, with the final reduction on June 30, 2008. The aggregate remaining mandatory reductions of the revolving loan commitments under the bank credit facilities are $79,084 in 2007 and a final reduction of $158,168 in 2008. To the extent that the total revolving credit loans outstanding exceed the reduced commitment amount, these loans must be paid down to an amount equal to or less than the reduced commitment amount. However, if the total revolving credit loans outstanding do not exceed the reduced commitment amount, then there is no requirement to pay down any of the revolving credit loans.

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

8 7/8% Senior Notes.   The 8 7/8% Senior Notes mature on May 15, 2011, with no sinking fund requirements, and have interest payable semi-annually in May and November at an annual rate of 8 7/8%. Beginning in 2006, the 8 7/8% Senior Notes became redeemable at 104.438% with annual reductions to 100% in 2009 plus accrued and unpaid interest. The unamortized discount for these notes totaled $2,968 and $3,598 at June 30, 2007 and 2006, respectively.

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

There are no required significant debt repayments until 2010. The contractual obligations of the Company as of June 30, 2007 are as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$1,316,857	$5,000	$132,500	$417,047	$762,310
Interest on long-term debt obligations(1)	575,455	109,662	216,793	153,384	95,616
Capital lease obligations	2,900	1,023	1,437	440	—
Fair value of forward agreement(2)	27,154	—	27,154	—	—
Interest on capital lease obligations	384	201	167	16	—
Operating lease obligations(3)	229,985	40,368	62,030	45,523	82,064
Workplace Learning lease obligations(4)	14,997	5,530	4,045	3,156	2,266
Total Contractual Obligations	$2,167,732	$161,784	$444,126	$619,566	$942,256

(1)             Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

(2)             Present value of expected future payments related to the acquisition of Automotive.com. The fair value of this liability is included in liabilities of businesses held for sale at June 30, 2007.

(3)             Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $61,742 as of June 30, 2007.

(4)             Present value of expected future payments related to Workplace Learning lease obligations, exclusive of a third party guarantee for up to $10,000 to be applied to the Company’s secondary liability . See Contingencies below for further detail.

The Company had no borrowings outstanding at June 30, 2007 under the revolving loan portion of the bank credit facility. The revolving loan portion of the bank credit facility matures in 2008, and the term loan B matures in 2013.

The Company has other commitments in the form of letters of credit, which include deferred purchase price liabilities, of $20,622 aggregate face value which expire on or before June 30, 2008.

The FIN 48 liability of $22,190 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

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

Covenant Compliance

Under the Company’s new credit facility, the Company’s maximum allowable leverage ratio, as defined, is 5.25 to 1.

Covenant compliance as of June 30, 2007 was as follows:

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to net income:

	For the Three	For the Twelve
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
EBITDA of the Restricted Group	$58,257	$219,415
EBITDA loss of the Unrestricted Group	(11,297)	(46,974)
EBITDA of divestited units and other adjustments	(35,750)	(119,738)
Depreciation and amortization of property and equipment	(3,286)	(12,564)
Amortization of intangible assets and other	(856)	(3,490)
Non-cash compensation	(397)	(1,830)
Provision for restructuring costs	(1,015)	(3,633)
Operating income	5,656	31,186
Other expense:
Interest expense	(29,031)	(121,418)
Amortization of deferred financing costs	(584)	(2,419)
Other income, net	1,934	1,725
Loss from continuing operations before benefit for income taxes	(22,025)	(90,926)
Benefit for income taxes	10,913	14,250
Loss from continuing operations	(11,112)	(76,676)
Discontinued operations	18,698	226,852
Net income	$7,586	$150,176

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three	For the Twelve
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Internet properties	$(3,285)	$(21,227)
Traditional turnaround and start-up properties	(6,823)	(20,314)
Related overhead and other charges	(1,189)	(5,433)
	$(11,297)	$(46,974)

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

As of and for the six months ended June 30, 2007, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

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

At June 30, 2007 and December 31, 2006, the Company has recorded a total liability of $14,997 and $16,156, respectively, for the fair value of the future lease payments, net of estimated sublease income, in the accompanying consolidated balance sheet.

Critical Accounting Policies and Estimates

During the second quarter of 2007, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements Adopted

SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 is not material to the prior year’s financial statements. Upon adoption of SAB No. 108, the Company recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500.   Of this amount, approximately $5,500 had previously been recorded to income from discontinued operations in the first quarter of 2006. The consolidated statement of operations for the six months ended June 30, 2006 has been restated to adjust for the impact of the SAB No. 108 adjustment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and related interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact.  The liability is included in other non-current liabilities on the accompanying balance sheet as of June 30, 2007.   During the three months ended June 30, 2007, the Company’s liability for unrecognized tax benefits decreased by $206 to $22,190. An additional $577 and $929 of interest was accrued in the three and six months ended June 30, 2007, respectively.

Subsequent Events

Sale of Enthusiast Media Segment

In May 2007, the Company entered into an agreement to sell its Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007, and resulted in an estimated gain of $446,512, net of tax.

Debt Refinancing

On August 1, 2007, the Company completed financing commitments for a $350,000 senior secured credit facility, including a $100,000 revolving loan facility and a $250,000 term loan.

The new credit facility combined with the net proceeds received from the sale of the Enthusiast Media Segment have been or will be used to repay the Company’s term loan, redeem the Company’s 8 7/8% Senior Notes due 2011, redeem the Company’s 8.00% Senior Notes due 2013, redeem the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees.  At the time of the debt refinancing, the Company will write off approximately $8,900 of deferred financing fees, and will capitalize the cost related to the new credit facility.

On August 1, 2007, PRIMEDIA accepted for payment $122,500 of its Senior Floating Rate Notes due 2010, $393,700 principal amount of its 8 7/8% Senior Notes due 2011 and $292,000 principal amount of its 8.00% Senior Notes due 2013 pursuant to the terms of its previously announced tender offers and consent solicitations for such securities.  As a result of the acceptance for payment of such securities, the supplemental indentures that were the subject of the consent solicitations have become operative.

In addition, the Company has announced its intention to pay a one-time qualified dividend of approximately $96,000 to PRIMEDIA shareholders and to institute an ongoing dividend program. However, any such dividend payments are subject to final approval of the Board of Directors of PRIMEDIA.

Reverse Stock-Split

On August 1, 2007, the Company effected a 1-for-6 reverse stock split of its common stock.  The primary purpose of the reverse stock split was to make the Company’s common stock purchasable by investors that require investments to have a share price above $10 per share at the time of investment.  After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock.  All share amounts, including warrants and stock options, and earnings (loss) per share amounts presented in this report have been effected for the reverse stock split.

Impact of Inflation and Other Costs

The cost of paper was stable during 2006 and the first half of 2007. The Company’s paper expense decreased approximately 11.16% during the six months ended June 30, 2007 compared to 2006. Paper cost represented approximately 4.60% and 4.96% of the Company’s total operating expenses for the six months ended June 30, 2007 and 2006, respectively.

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

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2007, there were no significant changes related to the Company’s market risk exposure.

Item 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

Based on such evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, due to a material weakness in the accounting for income taxes related to discontinued operations as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.                 RISK FACTORS

There have been no material changes to the Company’s risk factors during the second quarter of 2007.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following share amounts have been reported before the effects of the reverse stock split which was effected on August 1, 2007.

a)              The Annual Meeting of Stockholders was held May 23, 2007.  As of the April 9, 2007 record date for the meeting, there were 264,898,002 shares issued and outstanding and entitled to vote. At the meeting, 241,365,933 shares were present in person or by proxy, constituting approximately 91.12% of the shares entitled to vote.

b)             At the meeting, directors David Bell, Beverly C. Chell, Dan Ciporin, Meyer Feldberg, Perry Golkin, H. John Greeniaus, Dean B. Nelson, Kevin Smith and Thomas Uger were elected.

c)              Set forth below is a description of the items that were voted upon at the meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as applicable, as to each such matter and director.

Election of Directors

Nine directors were elected at the meeting and the shares voted and withheld for each director are as follows:

	Number of Shares Voted for	Number of Shares Withheld
David Bell	240,176,182	1,189,751
Beverly C. Chell	217,900,557	23,465,376
Dan Ciporin	240,174,686	1,191,247
Meyer Feldberg	239,663,826	1,702,107
Perry Golkin	218,009,564	23,356,369
H. John Greeniaus	240,174,577	1,191,356
Dean B. Nelson	240,119,605	1,246,328
Kevin Smith	240,176,182	1,189,751
Thomas Uger	218,011,469	23,354,444

Approval of Independent Auditors

The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2007 was ratified with 240,302,976 votes for, 137,677 votes against and 925,281 votes abstaining.

Item 6.                          EXHIBITS

(a)           Exhibits

2.1	Stock Purchase Agreement dated May 13, 2007 between Consumer Source, Inc., PRIMEDIA, Inc. and Source Interlink Companies, Inc.(1)
†10.1	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Kevin Neary(*)
†10.2	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Steve Parr(*)
†10.3	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Dean Nelson(*)

31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

† Executive contract or compensation plan or arrangement

(*)            Filed herewith.

(1)             Incorporated by reference to PRIMEDIA Inc.’s current report on Form 8-K filed May 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primedia Inc.
(Registrant)

Date:	August 7, 2007	/s/ Dean B. Nelson
(Dean B. Nelson)
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date:	August 7, 2007	/s/ Kim R. Payne
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2007	/s/ Robert J. Sforzo
(Robert J. Sforzo)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)