Form 10-Q/A
period 2007-06-30
PRIMEDIA INC
filed 2007-11-09
CIK 884382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

Commission file number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3585 Engineering Drive,
Norcross, Georgia

(Address of principal executive offices)

30092

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

EXPLANATORY NOTE

PRIMEDIA Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the period ended June 30, 2007 (“Amendment” or “Second Quarter 2007 Form 10-Q/A Report”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (“Original Filing”) that was filed with the Securities and Exchange Commission (“SEC”) on August 7, 2007.

This Second Quarter 2007 Form 10-Q/A Report includes a restated condensed consolidated balance sheet, statement of consolidated operations and statement of consolidated cash flows as of June 30, 2007 and for the three and six months ended June 30, 2007.

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2007, the Company determined that for the three and six months ended June 30, 2007, it had incorrectly recorded, due to a non-cash clerical error, an income tax benefit of $1,422 in continuing operations and an income tax benefit of $491 in discontinued operations. As a result, the condensed consolidated balance sheet and the condensed statements of consolidated operations and cash flows have been restated from amounts previously reported to correct this error. See Note 15 for a reconciliation of previously reported and restated amounts for the periods shown.

For the convenience of the reader, this Second Quarter 2007 Form 10-Q/A Report sets forth the Original Filing in its entirety. This Second Quarter 2007 Form 10-Q/A Report includes currently-dated certifications from our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Additionally, the Company has updated the subsequent events within Note 16, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which also give effect to the restatement; no other information in the Original Filing has been updated.

PRIMEDIA Inc.
INDEX

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(As restated, see Note 15)

ASSETS
Current assets:
Cash and cash equivalents	$111,040	$5,828
Accounts receivable, net	28,564	115,284
Inventories	443	12,978
Prepaid expenses and other	15,185	18,977
Assets of businesses held for sale	882,016	170,037
Total current assets	1,037,248	323,104

Property and equipment (net of accumulated depreciation and amortization of $82,149 in 2007 and $164,478 in 2006)	21,078	46,390
Intangible assets, net	25,988	187,887
Goodwill	133,133	674,138
Other non-current assets	15,777	22,810
Total Assets	$1,233,224	$1,254,329

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$10,816	$47,679
Accrued expenses and other	45,841	112,183
Deferred revenues	1,924	79,035
Current maturities of long-term debt	5,177	6,070
Liabilities of businesses held for sale	203,380	50,300
Total current liabilities	267,138	295,267

Long-term debt	1,312,026	1,316,959
Deferred revenues	11,900	12,750
Deferred income taxes	12,322	72,060
Other non-current liabilities	58,024	80,523
Total Liabilities	1,661,410	1,777,559

Commitments and contingencies (Note 12)

Shareholders’ deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at June 30, 2007 and December 31, 2006; 45,520,324 and 45,475,527 shares issued and 44,113,256 and 44,068,459 shares outstanding at June 30, 2007 and December 31, 2006, respectively) (1)	455	455
Additional paid-in capital (including warrants of $31,690 at June 30, 2007 and December 31, 2006)	2,370,063	2,369,220
Accumulated deficit	(2,722,827)	(2,817,028)
Common stock in treasury, at cost (1,407,068 shares at June 30, 2007 and December 31, 2006) (1)	(75,877)	(75,877)
Total Shareholders’ Deficiency	(428,186)	(523,230)

Total Liabilities and Shareholders’ Deficiency	$1,233,224	$1,254,329

(1) Reflects the one-for-six reverse stock split effected on August 1, 2007.  All periods have been restated to reflect the reverse stock split.

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2007	2006
	(As restated, see Note 15)

Revenues, net:
Advertising	$67,018	$67,291
Other	14,552	13,992
Total revenues, net	81,570	81,283

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	8,658	9,871
Marketing and selling	23,815	22,344
Distribution and circulation	21,820	20,750
Editorial	1,678	1,914
Other general expenses	7,348	8,228
Corporate administrative expenses (including non-cash compensation of $397 and $1,619 in 2007 and 2006, respectively)	7,438	10,628
Depreciation and amortization of property and equipment	3,286	3,377
Amortization of intangible assets and other	856	716
Provision for restructuring costs	1,015	155
Loss on sale of businesses	—	28

Operating income	5,656	3,272

Other income (expense):
Interest expense	(29,031)	(32,176)
Amortization of deferred financing costs	(584)	(657)
Other income, net	1,934	629

Loss from continuing operations before benefit for income taxes	(22,025)	(28,932)
Benefit for income taxes	9,491	9,880

Loss from continuing operations	(12,534)	(19,052)

Discontinued operations, net of tax (including loss on sale of businesses, net of tax, of $(2,270) and $(40) in 2007 and 2006, respectively)	18,207	16,937
Net income (loss)	$5,673	$(2,115)

Basic and diluted earnings (loss) per common share (1):
Continuing operations	$(0.28)	$(0.43)
Discontinued operations	0.41	0.38
Net income (loss)	$0.13	$(0.05)
Basic and diluted common shares outstanding (weighted average) (1)	44,098,131	43,990,277

(1) Reflects the one-for-six reverse stock split effected on August 1, 2007.  All periods have been restated to reflect the reverse stock split.

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Operations (Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2007	2006
	(As restated, see Note 15)	(As adjusted, see Note 1)
Revenues, net:
Advertising	$133,299	$134,383
Other	28,315	28,302
Total revenues, net	161,614	162,685

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	17,258	19,798
Marketing and selling	46,213	44,572
Distribution and circulation	42,010	41,843
Editorial	3,444	3,853
Other general expenses	15,037	16,708
Corporate administrative expenses (including non-cash compensation of $558 and $2,537 in 2007 and 2006, respectively)	14,335	19,456
Depreciation and amortization of property and equipment	6,399	6,041
Amortization of intangible assets and other	1,592	1,394
Provision for restructuring costs	2,604	277
Loss on sale of businesses	—	28

Operating income	12,722	8,715

Other income (expense):
Interest expense	(58,111)	(63,633)
Amortization of deferred financing costs	(1,168)	(1,315)
Other income, net	3,820	785

Loss from continuing operations before benefit for income taxes	(42,737)	(55,448)
Benefit for income taxes	15,947	19,419

Loss from continuing operations	(26,790)	(36,029)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $41,258 and $13,668 in 2007 and 2006, respectively)	137,117	36,322
Cumulative effect of change in accounting principle, net of tax (from the adoption of of Statement of Financial Accounting Standard No. 123 (R))	—	22
Net income	$110,327	$315

Basic and diluted earnings (loss) per common share (1):
Continuing operations	$(0.61)	$(0.82)
Discontinued operations	3.11	0.82
Cumulative effect of change in accounting principle	—	0.00
Net income	$2.50	$0.00

Basic and diluted common shares outstanding (weighted average) (1)	44,092,510	43,976,230

(1) Reflects the one-for-six reverse stock split effected on August 1, 2007.  All periods have been restated to reflect the reverse stock split.

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(As restated, see Note 15)	(As adjusted, see Note 1)
Operating activities:
Net income	$110,327	$315
Cumulative effect of change in accounting principle, net of tax	—	(22)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of businesses, net	(41,258)	(13,640)
Deferred income taxes	(59,738)	6,870
Other, net	14,448	16,341
Changes in operating assets and liabilities	(46,411)	510
Net cash (used in) provided by operating activities	(22,632)	10,374
Investing activities:
Additions to property, equipment and other	(11,990)	(10,767)
Proceeds from sales of businesses	175,391	17,000
Payments for businesses acquired, net of cash acquired	(31,658)	(15,813)
Net cash provided by (used in) investing activities	131,743	(9,580)
Financing activities:
Borrowings under credit agreements	32,800	202,500
Repayments of borrowings under credit agreements	(36,300)	(142,500)
Payments for repurchases of senior notes	—	(62,094)
Proceeds from issuances of common stock, net	286	265
Capital lease payments	(571)	(1,879)
Other	(114)	(108)
Net cash used in financing activities	(3,899)	(3,816)
Increase (decrease) in cash and cash equivalents	105,212	(3,022)
Cash and cash equivalents, beginning of period	5,828	7,255
Cash and cash equivalents, end of year period	$111,040	$4,233
Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$58,076	$64,718
Cash income taxes paid, net of refunds received	$16,943	$4,740
Cash paid for restructuring costs	$4,993	$2,715
Businesses acquired:
Fair value of assets acquired	$32,725	$15,544
(Liabilities assumed) net of deferred purchase price payments	(1,067)	269
Payments for businesses acquired, net of cash acquired	$31,658	$15,813

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

On August 1, 2007, the Company effected a one-for-six reverse stock split.  The number of outstanding common shares have become one-sixth of their prior amount, and the par value remains at $0.01 per share.  All references to share data in this Quarterly Report on Form 10-Q/A have been restated to reflect the reverse stock split.  See Note 16 for further details.

Recent Accounting Pronouncements Adopted

SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 was not material to the 2006 financial statements. Upon adoption of SAB No. 108 the Company recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500, which was reflected in the Company’s 2006 Annual Report on Form 10-K.  Of this amount, approximately $5,500 and $2,000 had been recorded to income from discontinued operations in the first quarter and third quarter of 2006, respectively. The consolidated statement of operations for the six months ended June 30, 2006 has been restated to adjust for the impact of the SAB No. 108 adjustment.

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

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007.  The Company has applied the proceeds from the sale to pay down debt. See Note 16.

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

As discussed above, in January 2007, the Company completed the sale of its Outdoors group.  During the second quarter of 2007, the Company completed the sale of Channel One and Films Media Group, part of the Education segment.  On August 1, 2007, the Company completed the sale of the Enthusiast Media segment.  See Note 16.

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

6.                                      Goodwill, Intangible Assets and Other

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as its annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six months ended June 30, 2007 and 2006, there were no events or changes in circumstances requiring the Company to perform an impairment test related to goodwill, intangible assets or other finite lived assets, other than the decision to sell Enthusiast Media. There were no impairments recorded.

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

During the third quarter of 2007, the Company restructured its financing arrangements. See Note 16 for further details.

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

It is possible that federal, state and local tax examinations will be settled during the next twelve months.  If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits.  Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable.  On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current examinations will not have a material adverse effect on the Company’s consolidated financial statements.  The Company does not think it is reasonably possible that any amount of liability currently subject to examination will significantly change within the next twelve months. However, the statute of limitations in select jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of $2,120.

During the quarter ended June 30, 2007, the Company’s liability for unrecognized tax benefits increased by $1,707 to $24,103. An additional $577 and $929 of interest was accrued in the three and six months ended June 30, 2007, respectively.

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

On August 1, 2007, the Company effected a one-for-six reverse stock split. All references to share data above have been restated to reflect the reverse stock split. See Note 16 for further details.

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

In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. PRIMEDIA retained Goldman Sachs and Lehman Brothers to manage this process. In May 2007, the Company entered into an agreement to sell the Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale is was completed on August 1, 2007.   See Note 16.

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

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED) (RESTATED)
June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$104,186	$3,949	$2,905	$—	$111,040
Accounts receivable, net	—	24,080	4,484	—	28,564
Inventories	—	443	—	—	443
Prepaid expenses and other	6,047	4,238	4,900	—	15,185
Assets of businesses held for sale	—	708,812	173,204	—	882,016
Total current assets	110,233	741,522	185,493	—	1,037,248

Property and equipment, net	3,628	8,072	9,378	—	21,078
Investment in and advances to subsidiaries	459,086	(10,023)	—	(449,063)	—
Intangible assets, net	—	17,576	8,412	—	25,988
Goodwill	—	111,770	21,363	—	133,133
Other non-current assets	14,630	1,147	—	—	15,777
Total Assets	$587,577	$870,064	$224,646	$(449,063)	$1,233,224

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,559	$6,823	$1,434	$—	$10,816
Intercompany payables	(407,327)	(318,335)	715,639	10,023	—
Accrued expenses and other	32,037	11,106	2,698	—	45,841
Deferred revenues	1,700	135	89	—	1,924
Current maturities of long-term debt	5,065	112	—	—	5,177
Liabilities of businesses held for sale	—	166,426	36,954	—	203,380
Total current liabilities	(365,966)	(133,733)	756,814	10,023	267,138

Long-term debt	1,311,926	100	—	—	1,312,026
Intercompany notes payable	—	205,282	—	(205,282)	—
Deferred revenues	11,900	—	—	—	11,900
Deferred income taxes	—	12,322	—	—	12,322
Other non-current liabilities	57,903	121	—	—	58,024
Total Liabilities	1,015,763	84,092	756,814	(195,259)	1,661,410

Shareholders’ deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,370,063	—	—	—	2,370,063
Accumulated deficit	(2,722,827)	785,972	(532,168)	(253,804)	(2,722,827)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Total Shareholders’ Deficiency	(428,186)	785,972	(532,168)	(253,804)	(428,186)
	—	—
Total Liabilities and Shareholders’ Deficiency	$587,577	$870,064	$224,646	$(449,063)	$1,233,224

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED) (RESTATED)
For the Three Months Ended June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Revenues, net:	$—	$50,329	$33,084	$(1,843)	$81,570
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	7,700	958	—	8,658
Marketing and selling	—	16,317	7,498	—	23,815
Distribution and circulation	—	9,135	12,685	—	21,820
Editorial	—	1,404	274	—	1,678
Other general expenses	—	(9,753)	18,944	(1,843)	7,348
Corporate administrative expenses (including non-cash compensation)	—	6,249	1,189	—	7,438
Depreciation and amortization of property and equipment	—	1,300	1,986	—	3,286
Amortization of intangible assets and other	—	583	273	—	856
Provision for restructuring costs	—	1,015	—	—	1,015

Operating income (loss)	—	16,379	(10,723)	—	5,656
Other income (expense):
Interest expense	(29,022)	(9)	—	—	(29,031)
Amortization of deferred financing costs	(584)	—	—	—	(584)
Intercompany management fees and interest	9,356	(9,356)	—	—	—
Other income (expense), net	—	2,019	(85)	—	1,934

Income (loss) from continuing operations before (provision) benefit for income taxes	(20,250)	9,033	(10,808)	—	(22,025)

(Provision) benefit for income taxes	—	9,596	(105)	—	9,491
Equity in earnings (losses) of subsidiaries	25,923	(12,004)	—	(13,919)	—

Income (loss) from continuing operations	5,673	6,625	(10,913)	(13,919)	(12,534)

Discontinued operations, net of tax	—	19,298	(1,091)	—	18,207

Net income (loss)	$5,673	$25,923	$(12,004)	$(13,919)	$5,673

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED) (RESTATED)
For the Six Months Ended June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Revenues, net:	$—	$101,604	$65,962	$(5,952)	$161,614
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	15,396	1,862	—	17,258
Marketing and selling	—	35,074	11,139	—	46,213
Distribution and circulation	—	14,717	27,293	—	42,010
Editorial	—	2,969	475	—	3,444
Other general expenses	—	(18,876)	39,865	(5,952)	15,037
Corporate administrative expenses (including non-cash compensation)	—	12,087	2,248	—	14,335
Depreciation and amortization of property and equipment	—	2,596	3,803	—	6,399
Amortization of intangible assets and other	—	1,108	484	—	1,592
Provision for restructuring costs	—	2,604	—	—	2,604

Operating income (loss)	—	33,929	(21,207)	—	12,722
Other income (expense):
Interest expense	(58,092)	(19)	—	—	(58,111)
Amortization of deferred financing costs	(1,168)	—	—	—	(1,168)
Intercompany management fees and interest	16,662	(16,662)	—	—	—
Other income (expense), net	—	3,922	(102)	—	3,820

Income (loss) from continuing operations before (provision) benefit for income taxes	(42,598)	21,170	(21,309)	—	(42,737)

(Provision) benefit for income taxes	—	16,297	(350)	—	15,947
Equity in earnings (losses) of subsidiaries	152,925	(24,393)	—	(128,532)	—

Income (loss) from continuing operations	110,327	13,074	(21,659)	(128,532)	(26,790)

Discontinued operations, net of tax	—	139,851	(2,734)	—	137,117

Net income (loss)	$110,327	$152,925	$(24,393)	$(128,532)	$110,327

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED) (RESTATED)
For the Six Months Ended June 30, 2007
(dollars in thousands)

					PRIMEDIA Inc.
		Guarantor	Non-Guarantor		and
	PRIMEDIA Inc.	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Operating activities:
Net income (loss)	$110,327	$152,925	$(24,393)	$(128,532)	$110,327

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(78,348)	(127,624)	6,773	112,651	(86,548)
Changes in operating assets and liabilities	(31,979)	8,031	(22,463)	—	(46,411)

Net cash provided by (used in) operating activities	—	33,332	(40,083)	(15,881)	(22,632)

Investing activities:
Additions to property, equipment and other	—	(8,095)	(3,895)	—	(11,990)
Proceeds from sales of businesses	—	170,602	4,789	—	175,391
Payments for businesses acquired, net of cash acquired	—	(17,812)	(13,846)	—	(31,658)

Net cash provided by (used in) investing activities	—	144,695	(12,952)	—	131,743

Financing activities:
Intercompany activity	105,783	(177,391)	55,727	15,881	—
Borrowings under credit agreements	32,800	—	—	—	32,800
Repayments of borrowings under credit agreements	(36,300)	—	—	—	(36,300)
Proceeds from issuances of common stock, net	286	—	—	—	286
Capital lease payments	—	(543)	(28)	—	(571)
Other	—	(114)	—	—	(114)

Net cash provided by (used in) financing activities	102,569	(178,048)	55,699	15,881	(3,899)

Increase (decrease) in cash and cash equivalents	102,569	(21)	2,664	—	105,212
Cash and cash equivalents, beginning of period	1,617	3,970	241	—	5,828
Cash and cash equivalents, end of period	$104,186	$3,949	$2,905	$—	$111,040

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

15.   Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2007, the Company determined that for the three and six months ended June 30, 2007, it had incorrectly recorded, due to a non-cash clerical error, an income tax benefit of $1,422 in continuing operations and an income tax benefit of $491 in discontinued operations. As a result, the condensed consolidated balance sheet and the condensed statements of consolidated operations and cash flows have been restated from amounts previously reported to correct this error as follows.

	As Previously Reported	Adjustments	As Restated
Condensed Statement of Consolidated Operations for the Three Months Ended June 30, 2007
Benefit for income taxes	$10,913	$(1,422)	$9,491
Loss from continuing operations	$(11,112)	$(1,422)	$(12,534)
Discontinued operations, net of tax	$18,698	$(491)	$18,207
Net income	$7,586	$(1,913)	$5,673

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.25)	$(0.03)	$(0.28)
Discontinued operations	0.42	(0.01)	0.41
Net income	$0.17	$(0.04)	$0.13

Condensed Statement of Consolidated Operations for the Six Months Ended June 30, 2007
Benefit for income taxes	$17,369	$(1,422)	$15,947
Loss from continuing operations	$(25,368)	$(1,422)	$(26,790)
Discontinued operations, net of tax	$137,608	$(491)	$137,117
Net income	$112,240	$(1,913)	$110,327

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.57)	$(0.04)	$(0.61)
Discontinued operations	3.12	(0.01)	3.11
Net income	$2.55	$(0.05)	$2.50

Condensed Consolidated Balance Sheet As of June 30, 2007
Other non-current liabilities	$56,111	$1,913	$58,024
Total Liabilities	$1,659,497	$1,913	$1,661,410
Accumulated deficit	$(2,720,914)	$(1,913)	$(2,722,827)
Total Shareholders’ Deficiency	$(426,273)	$(1,913)	$(428,186)

Condensed Statement of Consolidated Cash Flows for the Six Months Ended June 30, 2007
Net income	$112,240	$(1,913)	$110,327
Changes in operating assets and liabilities	$(48,324)	$1,913	$(46,411)

16.   Subsequent Events

Sale of Enthusiast Media Segment

In May 2007, the Company entered into an agreement to sell its Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007, and resulted in an estimated gain of approximately $461,400.

Debt Refinancing

On August 1, 2007, the Company completed the financing for a $350,000 senior secured bank credit facility. The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of approximately $100,000 (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). The Company capitalized approximately $6,300 of financing fees associated with the new credit facilities.

Amounts borrowed under the Term Loan B Facility combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492,500 principal amount of the Company’s term loan, redeem all $410,015 principal amount of the Company’s 8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company’s 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees. At the time of the debt refinancing, the Company recorded a loss of approximately $44,300, including a write-off approximately $8,700 of deferred financing fees, which will be included in other income (expense), net on the accompanying condensed statement of consolidated operations for the three and nine months ended September 30, 2007.

In addition, in September of 2007, the Company paid a one-time qualified dividend of $95,010 to PRIMEDIA shareholders.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 15 of the notes to the unaudited condensed consolidated financial statements.

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

Sale of Enthusiast Media Segment

In May 2007, the Company entered into an agreement to sell its Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007, and resulted in an estimated gain of approximately $461,400.

Debt Refinancing

On August 1, 2007, the Company completed the financing for a $350,000 senior secured bank credit facility.  The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of approximately $100,000 (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). The Company capitalized approximately $6,300 of financing fees associated with the new credit facilities.

Amounts borrowed under the Term Loan B Facility combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492,500 principal amount of the Company’s term loan, redeem all $410,015 principal amount of the Company’s 8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company’s 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees. At the time of the debt refinancing, the Company recorded a loss of approximately $44,300, including a write-off approximately $8,700 of deferred financing fees, which will be included in other income (expense), net on the accompanying condensed statement of consolidated operations for the three and nine months ended September 30, 2007.

In addition, in September of 2007, the Company paid a one-time qualified dividend of $95,010 to PRIMEDIA shareholders.

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

Summary of Consolidated Results for the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, revenues were $161,614, down 0.7% as compared to $162,685 in 2006. In 2007, Operating expenses were $137,739, down 4.1% compared to 2006. In 2007, operating income was $12,722, up $4,007 or 46% from $8,715 in 2006. Net income was $110,327 in 2007 compared to $315 in 2006.  Included in 2007 net income is a gain on the sale of businesses of $50,779.

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

Net Income(Loss)

The Company had net income (loss) of $5,673 for the three months ended June 30, 2007 compared to $(2,115) for the same period of 2006. The increase is primarily due to the reduced Corporate Overhead expenses and reduced interest expense in 2007, partially offset by the loss on the sale of businesses during 2007 of $2,592.  In addition, during the three months ended June 30, 2007 the Company’s liability for unrecognized tax benefits increased by $1,707, and an additional $577 of interest was accrued due to the adoption of FIN 48.

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

Net Income

The Company had net income of $110,327 in the six months ended June 30, 2007 compared to $315 in 2006. In 2007, net income includes a gain the sale of the businesses of $50,779.  In addition, during the six months ended June 30, 2007, the Company’s liability for unrecognized tax benefits increased by $4,628, and an additional $929 of interest was accrued due to the adoption of FIN 48.

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

Financing Arrangements

On August 1, 2007, the Company completed financing for a $350,000 senior secured bank credit facility, comprised of a $100,000 revolving loan facility and a $250,000 term loan.

The new bank credit facilities combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492,500 principal amount of the Company’s term loan, redeem all $410,015 principal amount of the Company’s 8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company’s 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees.

The new bank credit facilities provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100,000 (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

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

The FIN 48 liability of $24,103 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

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

The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to net income:

	For the Three	For the Twelve
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
EBITDA of the Restricted Group	$58,257	$219,415
EBITDA loss of the Unrestricted Group	(11,297)	(46,974)
EBITDA of divestited units and other adjustments	(35,750)	(119,738)
Depreciation and amortization of property and equipment	(3,286)	(12,564)
Amortization of intangible assets and other	(856)	(3,490)
Non-cash compensation	(397)	(1,830)
Provision for restructuring costs	(1,015)	(3,633)
Operating income	5,656	31,186
Other expense:
Interest expense	(29,031)	(121,418)
Amortization of deferred financing costs	(584)	(2,419)
Other income, net	1,934	1,725
Loss from continuing operations before benefit for income taxes	(22,025)	(90,926)
Benefit for income taxes	9,491	12,828
Loss from continuing operations	(12,534)	78,098
Discontinued operations	18,207	226,361
Net income	$5,673	$148,263

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three	For the Twelve
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Internet properties	$(3,285)	$(21,227)
Traditional turnaround and start-up properties	(6,823)	(20,314)
Related overhead and other charges	(1,189)	(5,433)
	$(11,297)	$(46,974)

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and related interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact.  The liability is included in other non-current liabilities on the accompanying balance sheet as of June 30, 2007.   During the three months ended June 30, 2007, the Company’s liability for unrecognized tax benefits increased by $1,707 to $24,103. An additional $577 and $929 of interest was accrued in the three and six months ended June 30, 2007, respectively.

Subsequent Events

Sale of Enthusiast Media Segment

In May 2007, the Company entered into an agreement to sell its Enthusiast Media Segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The sale was completed on August 1, 2007, and resulted in an estimated gain of approximately $461,400.

Debt Refinancing

On August 1, 2007, the Company completed the financing for a $350,000 senior secured bank credit facility.  The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of approximately $100,000 (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). The Company capitalized approximately $6,300 of financing fees associated with the new credit facilities.

Amounts borrowed under the Term Loan B Facility combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492,500 principal amount of the Company’s term loan, redeem all $410,015 principal amount of the Company’s 8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company’s 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company’s Senior Floating Rate Notes due 2010, pay accrued interest on the Company’s Senior Notes and pay financing fees. At the time of the debt refinancing, the Company recorded a loss of approximately $44,300, including a write-off approximately $8,700 of deferred financing fees, which will be included in other income (expense), net on the accompanying condensed statement of consolidated operations for the three and nine months ended September 30, 2007.

In addition, in September of 2007, the Company paid a one-time qualified dividend of $95,010 to PRIMEDIA shareholders.

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

Based on its evaluation, management identified a material weakness in the operation of the Company’s internal controls limited to the accounting for income taxes as of June 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The issue identified that led management to conclude that a material weakness existed related to the determination that there was a non-cash, clerical error in the preparation of the Company’s accounting for income taxes, related to the second quarter, under Financial Accounting Standards Board Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48, effective beginning with the 2007 fiscal year, which provides guidance on financial statement recognition of tax positions taken, or expected to be taken, in a tax return. Specifically, the Company discovered that “benefit for income taxes” was overstated by approximately $1.4 million for both the three and six months ended June 30, 2007, while “discontinued operations, net of tax” was overstated by approximately $0.5 million for the same periods. As a result, the Company restated its interim financial statements for the three and six months ended June 30, 2007. Management concluded that the principal factor contributing to the material weakness was an ineffective review process by the Company’s internal personnel.

Because of the material weakness described above, management concluded that, as of June 30, 2007, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

We anticipate the actions described in our Annual Report for the year ended December 31, 2006 and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will, over time, address the related material weakness that we discussed above. However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, other than the material weakness noted above, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.                          EXHIBITS

(a)           Exhibits

31.1	Certification by Robert C. Metz Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Robert C. Metz Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primedia Inc.
(Registrant)

Date:	November 9, 2007	/s/ ROBERT C. METZ
(Robert C. Metz)
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2007	/s/ Kim R. Payne
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2007	/s/ Robert J. Sforzo
(Robert J. Sforzo)
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)