Form 10-Q
period 2007-09-30
PRIMEDIA INC
filed 2007-11-09
CIK 884382

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

Commission file number: 1-11106

PRIMEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3647573 (I.R.S. Employer Identification No.)
3585 Engineering Drive, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant's telephone number, including area code (678) 421-3000

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

        Number of shares of common stock, par value $.01 per share, of PRIMEDIA Inc. outstanding as of November 1, 2007: 44,140,930

PRIMEDIA Inc.
INDEX

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$46,824	$5,828
Accounts receivable, net	31,507	115,284
Inventories	453	12,978
Prepaid expenses and other	12,990	18,977
Assets of businesses held for sale	1,901	170,037

Total current assets	93,675	323,104
Property and equipment (net of accumulated depreciation and amortization of $85,347 in 2007 and $164,478 in 2006)	19,691	46,390
Intangible assets, net	28,582	187,887
Goodwill	129,282	674,138
Other non-current assets	10,682	22,810

Total Assets	$281,912	$1,254,329

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$11,605	$47,679
Accrued expenses and other	67,440	112,183
Deferred revenues	1,927	79,035
Current maturities of long-term debt	4,632	6,070
Liabilities of businesses held for sale	2,568	50,300

Total current liabilities	88,172	295,267
Long-term debt	248,248	1,316,959
Deferred revenues	11,475	12,750
Deferred income taxes	12,017	72,060
Other non-current liabilities	50,976	80,523

Total Liabilities	410,888	1,777,559

Commitments and contingencies (Note 13)
Shareholders' deficiency:
Common stock ($.01 par value, 350,000,000 shares authorized at September 30, 2007 and December 31, 2006; 45,553,768 and 45,475,527 shares issued and 44,146,700 and 44,068,459 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	455	455
Additional paid-in capital (including warrants of $31,690 at September 30, 2007 and December 31, 2006)	2,370,532	2,369,220
Accumulated deficit	(2,424,086)	(2,817,028)
Common stock in treasury, at cost (1,407,068 shares at September 30, 2007 and December 31, 2006)	(75,877)	(75,877)

Total Shareholders' Deficiency	(128,976)	(523,230)

Total Liabilities and Shareholders' Deficiency	$281,912	$1,254,329

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Statements of Consolidated Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2007	2006
		(As adjusted, see Note 1)
Revenues, net:
Advertising	$68,470	$67,308
Distribution	14,773	14,044

Total revenues, net	83,243	81,352
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	8,565	9,019
Marketing and selling	23,290	21,474
Distribution and circulation	22,260	20,138
Editorial	1,747	1,825
Other general expenses	7,483	7,197
Corporate administrative expenses	8,230	8,497
Depreciation and amortization of property and equipment	3,332	3,084
Amortization of intangible assets (including $1,200 of provision for impairment in 2007)	2,270	1,072
Provision for restructuring costs	6,578	247
Other	161	—

Operating income (loss)	(673)	8,799
Other income (expense):
Interest expense	(13,982)	(32,791)
Amortization of deferred financing costs	(349)	(630)
Other income (expense), net	(45,212)	711

Loss from continuing operations before benefit for income taxes	(60,216)	(23,911)
Benefit for income taxes	22,172	8,265

Loss from continuing operations	(38,044)	(15,646)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $442,501 and $52,347 in 2007 and 2006, respectively)	431,796	67,407

Net income	$393,752	$51,761

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.86)	$(0.35)
Discontinued operations	9.78	1.53

Net income	$8.92	$1.18

Basic and diluted common shares outstanding (weighted average)	44,137,802	44,009,228

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Statements of Consolidated Operations (Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2007	2006
		(As adjusted, see Note 1)
Revenues, net:
Advertising	$201,769	$201,691
Distribution	43,088	42,346

Total revenues, net	244,857	244,037
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	25,823	28,817
Marketing and selling	69,503	66,046
Distribution and circulation	64,270	61,981
Editorial	5,191	5,678
Other general expenses	22,520	23,905
Corporate administrative expenses	22,565	27,953
Depreciation and amortization of property and equipment	9,731	9,125
Amortization of intangible assets (including $1,200 of provision for impairment in 2007)	3,862	2,466
Provision for restructuring costs	9,182	524
Other	161	28

Operating income	12,049	17,514
Other income (expense):
Interest expense	(72,093)	(96,424)
Amortization of deferred financing costs	(1,517)	(1,945)
Other income (expense), net	(41,392)	1,496

Loss from continuing operations before benefit from income taxes	(102,953)	(79,359)
Benefit from income taxes	38,118	27,684

Loss from continuing operations	(64,835)	(51,675)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $483,761 and $66,015 in 2007 and 2006, respectively)	568,913	103,729
Cumulative effect of change in accounting principle, net of tax (from the adoption of Statement of Financial Accounting Standard No. 123 (R))	—	22

Net income	$504,078	$52,076

Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.47)	$(1.18)
Discontinued operations	12.90	2.36
Cumulative effect of change in accounting principle	—	0.00

Net income	$11.43	$1.18

Basic and diluted common shares outstanding (weighted average)	44,107,607	43,987,230

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Statements of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
		(As adjusted, see Note 1)
Operating activities:
Net income	$504,078	$52,076
Cumulative effect of change in accounting principle, net of tax	—	(22)
Gain on sales of businesses and other, net	(483,761)	(65,987)
Provision for impairment of investments	—	157
Deferred income taxes	(60,043)	12,125
Loss (gain) on redemption of debt	44,300	(336)
Other, net	29,658	31,665
Changes in operating assets and liabilities	(68,032)	2,612

Net cash (used in) provided by operating activities	(33,800)	32,290

Investing activities:
Additions to property, equipment and other	(15,785)	(18,402)
Proceeds from sales of businesses	1,352,626	151,848
Payments related to sales of businesses	(20,816)	—
Payments for businesses acquired, net of cash acquired	(34,129)	(20,335)
Proceeds from sale of other investments	—	1,300

Net cash provided by investing activities	1,281,896	114,411

Financing activities:
Borrowings under credit agreements	282,800	250,100
Repayments of borrowings under credit agreements	(528,800)	(268,100)
Payments for redemption of senior notes	(859,735)	(62,094)
Payment of dividend	(95,010)	—
Deferred financing costs paid	(6,263)	—
Proceeds from issuances of common stock, net	718	463
Capital lease payments	(696)	(2,331)
Other	(114)	(162)

Net cash used in financing activities	(1,207,100)	(82,124)

Increase in cash and cash equivalents	40,996	64,577
Cash and cash equivalents, beginning of period	5,828	7,255

Cash and cash equivalents, end of period	$46,824	$71,832

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$84,417	$82,439

Cash income taxes paid, net of refunds received	$17,627	$4,503

Cash paid for restructuring costs	$7,516	$4,901

Businesses acquired:
Fair value of assets acquired	$34,435	$19,927
(Liabilities assumed) net of deferred purchase price payments	(306)	408

Payments for businesses acquired, net of cash acquired	$34,129	$20,335

See notes to condensed consolidated financial statements (unaudited).

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

        PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either "PRIMEDIA" or the "Company" unless the context implies otherwise. In the opinion of the Company's management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2007 and December 31, 2006, the results of consolidated operations of the Company for the three and nine months ended September 30, 2007 and 2006 and consolidated cash flows of the Company for the nine months ended September 30, 2007 and 2006. The adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company's audited consolidated balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior periods' condensed consolidated statement of operations and related notes have been reclassified due to discontinued operations to conform to the presentation for the three and nine months ended September 30, 2007.

        On August 1, 2007, the Company effected a 1-for-6 reverse stock split of its common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all prior periods presented in this report, the share amounts, including warrants and stock options, and earnings (loss) per share amounts been adjusted for the reverse stock split.

        As of the third quarter of 2007, the Company's continuing operation is comprised solely of its Consumer Guides business. During the nine months ended September 30, 2007, the Company completed the sales of its Enthusiast Media and Education segments. The Company continues to have a Corporate function, which has supported the Consumer Guides segment, as well as the Enthusiast Media and Education segments through their sale dates. The results of operations of the Enthusiast Media and Education segments have been presented as discontinued operations for all periods presented. The Corporate expenses are presented on the corporate administrative expenses line on the accompanying condensed statements of consolidated operations for all periods presented.

Recent Accounting Pronouncements Adopted

        SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"

        During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 was not material to the 2006 financial statements. Upon adoption of SAB No. 108 the Company recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500, which was reflected in the Company's 2006 Annual Report on Form 10-K. Of this amount, approximately $5,500 and $2,000 had been recorded to income from discontinued operations in the first quarter and third quarter of 2006, respectively. The consolidated statement of operations for the three and nine months ended September 30, 2006 has been restated to adjust for the impact of the SAB No. 108 adjustment.

  FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the condensed consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 9 and Note 12 for the cumulative effect from the Company's adoption of FIN 48.

2. Divestitures

        The Company has classified the results of certain divested entities and entities planned for disposition as of September 30, 2007 as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        In the fourth quarter of 2005, the Company decided to pursue the sales of its History and Crafts groups, part of the Enthusiast Media segment. The Company completed the sale of the History group during the first quarter of 2006, for $17,000, resulting in a net gain of approximately $13,700. The sale of the Crafts group was completed during the third quarter of 2006 for $132,000, and resulted in a gain of $55,627.

        In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group (part of the Enthusiast Media segment), which consisted primarily of its hunting, fishing, and shooting titles, for $170,000 in cash. The transaction was completed in January 2007, and resulted in a gain of $57,547. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2006.

        In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company's Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sale of Channel One for a net loss of $(7,050), of which $5,000 was recorded during the first quarter of 2007, and completed the sale of Films Media Group, for a net gain of $170. The remaining assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006 (see Held for Sale discussion below).

        In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. On August 1, 2007, the Company completed the sale for $1,177,900 to Source Interlink Companies, Inc., resulting in a gain of approximately $461,400, subject to certain post-closing adjustments. The Company has applied the net proceeds from the sale to pay down debt. (See Note 8).

        The operating results of these operations have been classified as discontinued operations for all periods presented.

        Total revenues, net, and income before provision for income taxes included in discontinued operations on the accompanying condensed statements of consolidated operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues, net	$52,742	$188,100	$344,561	$555,688

Income before benefit from income taxes(1)	$10,958	$21,372	$63,642	$71,442

    (1)
    Income before benefit from income taxes above excludes gains on sale of businesses.

        The gains on sales of businesses, net of tax, were $442,501 and $52,347 for the three months ended September 30, 2007 and 2006, respectively. The gains on sales of businesses, net of tax, were $483,761 and $66,015 for the nine months ended September 30, 2007 and 2006, respectively.

        During the first quarter of 2007, the Company recorded a tax benefit of approximately $61,000 related to the Enthusiast Media segment. This benefit, which is recorded as a component of discontinued operations, represents the tax consequences of the recharacterization of certain indefinite-lived intangible assets to definite-lived in connection with reclassification of the Enthusiast Media segment as held for sale during the first quarter of 2007 and was recorded when it became apparent that certain taxable temporary differences would reverse.

Held for Sale

        The assets and liabilities of businesses which the Company has initiated plans to sell, but had not sold, as of September 30, 2007 and December 31, 2006, have been classified as held for sale on the accompanying condensed consolidated balance sheets. In January 2007, the Company completed the sale of its Outdoors group. During the second quarter of 2007, the Company completed the sale of Channel One and Films Media Group, part of the Education segment. As of September 30, 2007, businesses held for sale represents the assets and liabilities of PRIMEDIA Healthcare. As of December 31, 2006, businesses held for sale represents the assets and liabilities of the Outdoors group (part of the Enthusiast Media segment) and the Education segment.

	September 30, 2007	December 31, 2006
ASSETS
Accounts receivable, net	$1,078	$17,103
Inventories	—	1,750
Prepaid expenses and other	339	6,458
Property and equipment, net	465	8,234
Intangible assets	—	22,595
Goodwill	—	105,238
Other non-current assets	19	8,659

Assets held for sale	$1,901	$170,037

LIABILITIES
Accounts payable	$449	$5,500
Accrued expenses and other	539	14,977
Deferred revenues—current	918	29,472
Other non-current liabilities	662	351

Liabilities of businesses held for sale	$2,568	$50,300

3. Acquisitions

Acquisition of Rentalhouses.com

        In February of 2007, the Company acquired the assets of RentalHouses.com, for approximately $9,000 in cash, plus post-closing adjustments. The Company allocated the total purchase price of the acquisition to the following asset classes:

	Amortization Period	Amount Allocated
Goodwill	—	$4,356
Advertiser Relationships	11	4,400
Website	3	250
Trademarks	3	85
Non-Compete Agreements	3	130

Total		$9,221

        This acquisition did not have a material impact on the Company's results of operations for the three and nine months ended September 30, 2007, nor were the operations of this acquisition material during 2007 prior to the acquisition.

Other

        In January of 2007, the Company acquired Modified Automotive Group, publisher of Modified Magazine, Modified Luxury & Exotics Magazine, Modified Mustangs Magazine, and their related event partnerships and websites, for $15,050 in cash (including acquisition related expenses). This acquisition was part of the Enthusiast Media segment, which was sold during the third quarter of 2007.

        In the nine months ended September 30, 2007, the Company made two additional small acquisitions totaling approximately $1,500, and made approximately $8,600 in deferred purchase price payments and earnout payments for prior acquisitions.

4. Accounts Receivable, Net

        Accounts receivable, net, consisted of the following:

	September 30, 2007	December 31, 2006
Accounts receivable	$32,716	$124,788
Allowance for doubtful accounts	(1,209)	(7,368)
Allowance for returns and rebates	—	(2,136)

	$31,507	$115,284

        The decrease in accounts receivable above is due to the sale of Enthusiast Media during the third quarter of 2007.

5. Inventories

        Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$453	$10,915
Work in process	—	79
Finished goods	—	1,984

	$453	$12,978

        The decrease in inventories above is due to the sale of Enthusiast Media during the third quarter of 2007.

6. Goodwill, Intangible Assets and Other

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company assesses goodwill and indefinite lived intangible assets for impairment at least once a year. The Company has established October 31 as its annual impairment test date. In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2007, the Company decided to explore the sale of Enthusiast Media. In addition, during the third quarter of 2007, the decision was made to shut down the Company's Auto Guides in the New England and Triangle (Raleigh, North Carolina) locations. These events did not result in an impairment of goodwill.

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of January 1, 2007	$674,138
Goodwill acquired related to the acquisition of businesses	12,710
Purchase price adjustments	5,019
Goodwill sold related to the sale of businesses	(562,585)

Balance as of September 30, 2007	$129,282

        As of the third quarter of 2007, the Company's continuing operation is comprised solely of its Consumer Guides business. During the third quarter of 2007, the Company completed the sale of Enthusiast Media.

        Intangible assets subject to amortization in accordance with SFAS No. 142 consist of the following:

		September 30, 2007			December 31, 2006
	Weighted Average Amortization Period (Years)
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Membership, subscriber and customer lists	4	$34	$34	$—	$94,011	$71,416	$22,595
Advertiser lists	12	96,296	75,731	20,565	99,004	79,987	19,017
Other	8	6,393	4,965	1,428	27,924	20,012	7,912

Total	12	$102,723	$80,730	$21,993	$220,939	$171,415	$49,524

        Intangible assets not subject to amortization had a carrying value of $6,589 and $138,363 (excluding intangible assets classified as assets of businesses held for sale) as of September 30, 2007 and December 31, 2006, respectively, and consisted primarily of trademarks. Amortization expense for other intangible assets still subject to amortization was $2,270 and $1,072 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense for other intangible assets still subject to amortization was $3,862 and $2,466 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, estimated future amortization expenses of other intangible assets still subject to amortization, are as follows: approximately $1,000 for the remainder of 2007, $3,000 for 2008 and 2009, and $2,000 for 2010, 2011 and 2012.

        The shut down of certain Auto Guides in the third quarter resulted in an impairment charge of approximately $1,200 during the three and nine months ended September 30, 2007, which is included in amortization expense on the accompanying condensed statements of consolidated operations for the three and nine months ended September 30, 2007.

7. Accrued Expenses and Other

        Accrued expenses and other current liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Payroll, commissions and related employee benefits	$16,717	$25,340
Taxes	30,973	22,928
Rent and lease liabilities	3,032	7,073
Professional fees	1,348	3,806
Interest payable	736	12,351
Deferred purchase price	—	4,998
Retail display costs and allowances	—	8,263
Circulation costs	—	4,840
Other	14,634	22,584

	$67,440	$112,183

        The decrease in accrued expenses and other above is due to the sale of Enthusiast Media and the debt redemptions (see Note 8) during the third quarter of 2007.

8. Long-term Debt

        Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
Borrowings under Term Loan B	$250,000	$—
Borrowings under bank credit facilities	—	496,000
8 7/8% Senior Notes Due 2011	—	406,733
8% Senior Notes Due 2013	2,576	294,810
Senior Floating Rate Notes Due 2010	—	122,500

	252,576	1,320,043
Obligation under capital leases	304	2,986

	252,880	1,323,029
Less: Current maturities of long-term debt	4,632	6,070

	$248,248	$1,316,959

        During the first quarter of 2006, the Company purchased $7,025 principal amount of its 8 7/8% Senior Notes due May 15, 2011. In the second quarter of 2006, the Company redeemed $56,615 principal amount of its 8 7/8% Senior Notes due May 15, 2011. As a result of these transactions, the Company recorded a gain of $336 net of the write-off of unamortized deferred financing costs and bond discount during the nine months ended September 30, 2006. This gain is included in the other income (expense), net line on the accompanying condensed statements of consolidated operations.

        On August 1, 2007, the Company completed the financing for a $350,000 senior secured bank credit facility. The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100,000 (the "Revolving Facility"), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the "Term Loan B Facility"), which matures on August 1, 2014 (the "Term Loan B Maturity Date"). The Company capitalized approximately $6,300 of financing fees associated with the new credit facilities.

        Amounts borrowed under the Revolving Facility bear interest, at the Company's option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at the Company's option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%.

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

        Amounts borrowed under the Term Loan B Facility combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492,500 principal amount of the Company's existing term loan at June 30, 2007, redeem all $410,015 principal amount of the Company's

8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company's 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company's Senior Floating Rate Notes due 2010, pay approximately $16,000 of accrued interest on the Company's Senior Notes, approximately $32,000 of premiums and consent payments and approximately $9,000 of financing and legal fees. At the time of the debt refinancing, the Company recorded a loss of approximately $44,300, including a write-off approximately $8,700 of deferred financing fees, which is included in other income (expense), net on the accompanying condensed statement of consolidated operations for the three and nine months ended September 30, 2007.

        In addition, in September of 2007, the Company paid a one-time special dividend of $95,010 to PRIMEDIA shareholders.

        The bank credit facilities and the Senior Notes all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The bank credit facilities and the Senior Notes are largely secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.) and Restricted Group subsidiaries (see Note 14). Consumer Source Inc. includes all of the business and related operations of PRIMEDIA Inc. The operating results of Consumer Source Inc. are the same as consolidated PRIMEDIA Inc., and their balance sheets are substantially the same, except that PRIMEDIA Inc. holds all of the Company's bank credit facilities, Senior Notes indebtedness, capital stock accounts and other miscellaneous balance sheet accounts.

        Under the most restrictive covenants contained in the new bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1.

  Interest Rate Swap

        On August 23, 2007, PRIMEDIA entered into two interest rate swaps ("swaps"), each with a notional amount of $50,000. The swaps became effective on September 28, 2007 and have a maturity date of September 30, 2009. On the trade date, the swaps were not part of a designated hedging relationship, and therefore, changes in the swap fair values have been recorded directly through earnings during the third quarter as a loss of $659, recorded in other income (expense), net on the accompanying condensed statements of consolidated operations for the three and nine months ended September 30, 2007. The Company does not enter into derivative financial instruments for speculative purposes, and notwithstanding the fact that the swaps were not in a designated hedging relationship, they nevertheless serve to mitigate the Company's exposure to changes in the benchmark interest rate on $100,000 of its floating-rate debt.

9. Income Taxes

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and related interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact. The liability is included in other non-current liabilities on the accompanying balance sheet as of September 30, 2007. The total amount of unrecognized tax benefits as of January 1, 2007 was $15,786, net of valuation allowance impact.

Substantially all of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company had $3,689 of interest and penalties accrued as of January 1, 2007.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

        It is possible that federal, state and local tax examinations will be settled during the next twelve months. If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits. Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable. On the basis of present information, it is the opinion of the Company's management that any assessments resulting from the current examinations will not have a material adverse effect on the Company's consolidated financial statements. The Company does not think it is reasonably possible that any amount of liability currently subject to examination will significantly change within the next twelve months. However, the statute of limitations in select jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of $1,130.

        During the quarter ended September 30, 2007, the Company's liability for unrecognized tax benefits decreased by $4,403 to $17,886. An additional $422 and $5,517 of interest was accrued in the three and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2007, the Company reversed $2,283 of previously accrued interest and penalties. The decrease in the Company's liability for unrecognized tax benefits and the reversal of the previously accrued interest and penalties is primarily attributable to the divestiture of the Enthusiast Media segment, which is a component of discontinued operations.

        The Company does not amortize the book basis of its indefinite-lived intangible assets, but continues to amortize these intangible assets for tax purposes. For the nine months ended September 30, 2007 and 2006, provision for income taxes primarily consisted of deferred income taxes of $956 and $1,625, respectively. The Company expects that it will record approximately $550, to increase deferred tax liabilities during the remainder of 2007.

10. Provision for Restructuring Costs

        In the second quarter of 2007, the Company's management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Source operations and relocate its corporate headquarters from New York to Atlanta, where its Consumer Source business is located. The Company expects to complete this plan by March 31, 2008. The total expected cost of this plan is $6,221, of which $4,858 has been incurred as of September 30, 2007.

        In 2006, the Company began cost reduction initiatives to streamline operations, reduce layers of management and consolidate real estate.

        Details of the initiatives implemented and the payments made related to both the new and previously implemented plans during the nine months ended September 30, 2007 and 2006 are presented in the following tables:

	Liability as of January 1, 2007		Net Provision for the Nine Months Ended September 30, 2007	Payments/write-off during the Nine Months Ended September 30, 2007	Liability as of September 30, 2007
Employee-related termination costs	$9		$6,372	$(1,866)	$4,515
Termination of leases related to office closures and other	24,684		2,258	(5,308)	21,634
Write-off of deferred rent and other lease liabilities	—		552	(552)	—

Total	$24,693	(1)	$9,182	$(7,726)	$26,149

	Liability as of January 1, 2006		Net Provision for the Nine Months Ended September 30, 2006	Payments during the Nine Months Ended September 30, 2006	Liability as of September 30, 2006
Employee-related termination costs	$—		$89	$(38)	$51
Termination of leases related to office closures	26,962		435	(2,813)	24,584

	$26,962	(2)	$524	$(2,851)	$24,635	(2)

(1)
Excludes liabilities related to discontinued operations totaling $1,827 as of January 1, 2007.

(2)
Excludes liabilities related to discontinued operations totaling $2,145 and $2,511 as of September 30, 2006 and January 1, 2006, respectively.

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

        As a result of the implementation of this new plan, the Company has closed 7 office locations and has notified a total of 152 individuals that they would be terminated under this plan. As of September 30, 2007, 135 individuals have been terminated.

        Liabilities of $5,898 and $3,485 representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively. Liabilities of $20,251 and $21,208 representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

11. Income per Common Share

        Income per common share for the nine months ended September 30, 2007 and 2006 has been determined based on net income divided by the weighted average number of common shares outstanding for all periods presented.

        The securities that could potentially dilute basic earnings per share in the future consist of approximately 1,645,000 warrants at September 30, 2007 and 2006, and 3,032,278 and 3,357,107 stock options and nonvested shares at September 30, 2007 and 2006, respectively.

12. Accumulated Deficit

        Presented below is a rollforward of the Company's accumulated deficit account:

Balance as of December 31, 2006	$(2,817,028)
Cumulative effect due to the adoption of FIN 48(1)	(16,126)
Payment of dividends(2)	(95,010)
Net income	504,078

Balance as of September 30, 2007	$(2,424,086)

    (1)
    As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and related interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact. (See Note 9).

    (2)
    In September of 2007, the Company paid a one-time special dividend of $95,010 to PRIMEDIA shareholders.

13. Commitments and Contingencies

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, though the ultimate outcome of these matters could be material to operating results in any given reporting period, there is no pending legal proceeding that would have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position.

Workplace Learning

        In 2005, the Company sold substantially all of the assets of the Workplace Learning business for the assumption of ongoing liabilities while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third party guaranty of up to $10,000 against those lease obligations to reimburse the Company for lease payments made (the "Guaranty"). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At that time, the Company also recorded a receivable of $10,000 for the amount due from the third party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter, the Company has recorded a charge of approximately $7,200 to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10,000 receivable with a charge to discontinued operations as of December 31, 2006. The Company continues to exercise all available legal remedies against the third party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases.

        At September 30, 2007 and December 31, 2006, the Company has recorded a total liability of $13,087 and $16,156, respectively, for the fair value of the future lease payments, net of estimated sublease income, in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2007, the Company made payments of $1,120.

Indemnifications

        The Company is a party to contracts in which it is common for it to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. The Company can not estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

        Additionally, in connection with the sale of assets and the divestiture of businesses, the Company may agree to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to (i) the representations and warranties made by the Company to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include tax liabilities and other liabilities not assumed by the buyer in the transaction.

        Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company's obligations existing at the time of the sale. As with any liability, the Company has previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. The Company has not accrued any additional amounts as a result of indemnities, which result from asset sales and divestitures. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, the Company will accrue a liability when future payment is probable and the amount is reasonably estimable.

14. Financial Information for Guarantors of the Company's Debt

        The following consolidated financial information is required to be disclosed as the Company had outstanding registered debt as of September 30, 2007 that was guaranteed by only certain subsidiaries rather than the entire company. The registered debt is comprised of all of the Company's Senior Notes as described in Note 8. The information that follows presents consolidating financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 for a) PRIMEDIA Inc. (as the Issuer), b) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, c) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, d) elimination entries and e) the Company on a consolidated basis. Corporate operating expenses have been included in the operations of the guarantor subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on the Company's debt covenant ratios as defined in the bank credit facilities. Certain 2006 amounts have been recast to conform to the 2007 presentation.

        The consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management's best estimates which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the condensed consolidated financial statements of the Company. The intercompany balances in the accompanying condensed consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between PRIMEDIA Inc. and the business units and among the business units. The non-guarantor subsidiary results of operations include: internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed, by the Company, at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation. Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.) includes all of the businesses and related operations of PRIMEDIA Inc. The operating results of Consumer Source Inc. are the same as consolidated PRIMEDIA Inc., and their balance sheets are substantially the same, except that PRIMEDIA Inc. holds all of the Company's bank credit facilities, Senior Notes indebtedness, capital stock accounts and other miscellaneous balance sheet accounts.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the "Restricted Group"). Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company's 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facilities, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
September 30, 2007
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$45,185	$1,636	$3	$—	$46,824
Accounts receivable, net	—	26,604	4,903	—	31,507
Inventories	—	453	—	—	453
Prepaid expenses and other	5,087	1,636	6,267	—	12,990
Assets of businesses held for sale	—	1,901	—	—	1,901

Total current assets	50,272	32,230	11,173	—	93,675
Property and equipment, net	1,375	8,479	9,837	—	19,691
Investment in and advances to subsidiaries	149,319	(309,575)	—	160,256	—
Intangible assets, net	—	15,881	12,701	—	28,582
Goodwill	—	112,764	16,518	—	129,282
Other non-current assets	9,538	1,144	—	—	10,682

Total Assets	$210,504	$(139,077)	$50,229	$160,256	$281,912

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$2,882	$7,267	$1,456	$—	$11,605
Intercompany payables	(30,346)	(911,911)	632,682	309,575	—
Accrued expenses and other	50,018	14,620	2,802	—	67,440
Deferred revenues	1,700	163	64	—	1,927
Current maturities of long-term debt	4,632	—	—	—	4,632
Liabilities of businesses held for sale	—	2,568	—	—	2,568

Total current liabilities	28,886	(887,293)	637,004	309,575	88,172
Long-term debt	248,248	—	—	—	248,248
Intercompany notes payable	—	7,612	—	(7,612)	—
Deferred revenues	11,475	—	—	—	11,475
Deferred income taxes	—	12,017	—	—	12,017
Other non-current liabilities	50,871	105	—	—	50,976

Total Liabilities	339,480	(867,559)	637,004	301,963	410,888

Shareholders' deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,370,532	—	—	—	2,370,532
Accumulated deficit	(2,424,086)	728,482	(586,775)	(141,707)	(2,424,086)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total Shareholders' Deficiency	(128,976)	728,482	(586,775)	(141,707)	(128,976)

Total Liabilities and Shareholders' Deficiency	$210,504	$(139,077)	$50,229	$160,256	$281,912

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Three Months Ended September 30, 2007
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net:	$—	$65,166	$18,259	$(182)	$83,243
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	7,717	848	—	8,565
Marketing and selling	—	23,780	(490)	—	23,290
Distribution and circulation	—	2,034	20,226	—	22,260
Editorial	—	1,551	196	—	1,747
Other general expenses	—	5,640	2,025	(182)	7,483
Corporate administrative expenses	—	6,423	1,807	—	8,230
Depreciation and amortization of property and equipment	—	1,273	2,059	—	3,332
Amortization of intangible assets	—	2,046	224	—	2,270
Provision for restructuring costs	—	6,578	—	—	6,578
Other	—	161	—	—	161

Operating income (loss)	—	7,963	(8,636)	—	(673)
Other income (expense):
Interest expense	(10,866)	(3,116)	—	—	(13,982)
Amortization of deferred financing costs	(349)	—	—	—	(349)
Intercompany management fees and interest	6,567	(6,567)	—	—	—
Other expense, net	(8,733)	(36,479)		—	(45,212)

Loss from continuing operations before (provision) benefit for income taxes	(13,381)	(38,199)	(8,636)	—	(60,216)
(Provision) benefit for income taxes	—	22,221	(49)	—	22,172
Equity in earnings (losses) of subsidiaries	407,133	(54,629)	—	(352,504)	—

Income (loss) from continuing operations	393,752	(70,607)	(8,685)	(352,504)	(38,044)
Discontinued operations, net of tax	—	477,740	(45,944)	—	431,796

Net income (loss)	$393,752	$407,133	$(54,629)	$(352,504)	$393,752

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS
(UNAUDITED)
For the Nine Months Ended September 30, 2007
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net:	$—	$197,757	$53,234	$(6,134)	$244,857
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	23,113	2,710	—	25,823
Marketing and selling	—	58,855	10,648	—	69,503
Distribution and circulation	—	16,752	47,518	—	64,270
Editorial	—	4,520	671	—	5,191
Other general expenses	—	17,771	10,883	(6,134)	22,520
Corporate administrative expenses	—	18,510	4,055	—	22,565
Depreciation and amortization of property and equipment	—	3,869	5,862	—	9,731
Amortization of intangible assets	—	3,154	708	—	3,862
Provision for restructuring costs	—	9,182	—	—	9,182
Other	—	161	—	—	161

Operating income (loss)	—	41,870	(29,821)	—	12,049
Other income (expense):
Interest expense	(68,959)	(3,134)	—	—	(72,093)
Amortization of deferred financing costs	(1,517)	—	—	—	(1,517)
Intercompany management fees and interest	23,229	(23,229)	—	—	—
Other expense, net	(8,733)	(32,573)	(86)	—	(41,392)

Loss from continuing operations before (provision) benefit for income taxes	(55,980)	(17,066)	(29,907)	—	(102,953)
(Provision) benefit for income taxes	—	38,517	(399)	—	38,118
Equity in earnings (losses) of subsidiaries	560,058	(78,999)	—	(481,059)	—

Income (loss) from continuing operations	504,078	(57,548)	(30,306)	(481,059)	(64,835)
Discontinued operations, net of tax	—	617,606	(48,693)	—	568,913

Net income (loss)	$504,078	$560,058	$(78,999)	$(481,059)	$504,078

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30, 2007
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$504,078	$560,058	$(78,999)	$(481,059)	$504,078
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(434,217)	(678,774)	55,593	587,552	(469,846)
Changes in operating assets and liabilities	(69,861)	9,937	(8,108)	—	(68,032)

Net cash provided by (used in) operating activities	—	(108,779)	(31,514)	106,493	(33,800)

Investing activities:
Additions to property, equipment and other	—	(8,806)	(6,979)	—	(15,785)
Proceeds from sales of businesses	—	1,294,910	57,716	—	1,352,626
Payments related to sale of businesses	—	(20,816)	—	—	(20,816)
Payments for businesses acquired, net of cash acquired	—	(19,254)	(14,875)	—	(34,129)

Net cash provided by investing activities	—	1,246,034	35,862	—	1,281,896

Financing activities:
Intercompany activity	1,493,595	(1,382,657)	(4,445)	(106,493)	—
Borrowings under credit agreements	32,800	250,000	—	—	282,800
Repayments of borrowings under credit agreements	(528,800)	—	—	—	(528,800)
Payments for redemption of senior notes	(859,735)				(859,735)
Payment of dividend	(95,010)	—	—	—	(95,010)
Deferred financing costs paid	—	(6,263)	—	—	(6,263)
Proceeds from issuances of common stock, net	718	—	—	—	718
Capital lease payments	—	(555)	(141)	—	(696)
Other	—	(114)	—	—	(114)

Net cash provided by (used in) financing activities	43,568	(1,139,589)	(4,586)	(106,493)	(1,207,100)

Increase (decrease) in cash and cash equivalents	43,568	(2,334)	(238)	—	40,996
Cash and cash equivalents, beginning of period	1,617	3,970	241	—	5,828

Cash and cash equivalents, end of period	$45,185	$1,636	$3	$—	$46,824

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$3,970	$241	$—	$5,828
Accounts receivable, net	—	98,268	17,016	—	115,284
Inventories	—	12,283	695	—	12,978
Prepaid expenses and other	2,740	13,561	2,676	—	18,977
Assets of businesses held for sale	—	170,037	—	—	170,037

Total current assets	4,357	298,119	20,628	—	323,104
Property and equipment, net	2,590	31,337	12,463	—	46,390
Investment in and advances to subsidiaries	1,161,383	40,986	—	(1,202,369)	—
Intangible assets, net	—	126,854	61,033	—	187,887
Goodwill	—	567,605	106,533	—	674,138
Other non-current assets	15,896	6,398	516	—	22,810

Total Assets	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$9,189	$34,784	$3,706	$—	$47,679
Intercompany payables	297,495	(922,783)	666,274	(40,986)	—
Accrued expenses and other	31,578	74,063	6,542	—	112,183
Deferred revenues	1,738	70,865	6,432	—	79,035
Current maturities of long-term debt	5,058	988	24	—	6,070
Liabilities of businesses held for sale	—	50,300	—	—	50,300

Total current liabilities	345,058	(691,783)	682,978	(40,986)	295,267
Long-term debt	1,315,146	1,732	81	—	1,316,959
Intercompany notes payable	—	2,091,297	—	(2,091,297)	—
Deferred revenues	12,750	—	—	—	12,750
Deferred income taxes	—	72,060	—	—	72,060
Other non-current liabilities	34,502	20,132	25,889	—	80,523

Total Liabilities	1,707,456	1,493,438	708,948	(2,132,283)	1,777,559

Shareholders' deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,369,220	—	—	—	2,369,220
Accumulated deficit	(2,817,028)	(422,139)	(507,775)	929,914	(2,817,028)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total Shareholders' Deficiency	(523,230)	(422,139)	(507,775)	929,914	(523,230)

Total Liabilities and Shareholders' Deficiency	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Three Months Ended September 30, 2006

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$65,710	$18,447	$(2,805)	$81,352
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	7,862	1,157	—	9,019
Marketing and selling	—	17,569	3,905	—	21,474
Distribution and circulation	—	5,304	14,834	—	20,138
Editorial	—	1,564	261	—	1,825
Other general expenses	—	5,689	4,313	(2,805)	7,197
Corporate administrative expenses	—	7,012	1,485	—	8,497
Depreciation and amortization of property and equipment	—	1,457	1,627	—	3,084
Amortization of intangible assets and other	—	616	456	—	1,072
Provision for restructuring costs	—	247	—	—	247

Operating income (loss)	—	18,390	(9,591)	—	8,799
Other income (expense):
Interest expense	(32,777)	(16)	2	—	(32,791)
Amortization of deferred financing costs	(630)	—	—	—	(630)
Intercompany management fees and interest	34,705	(33,178)	(1,527)	—	—
Other income (expense), net	—	715	(4)	—	711

Income (loss) from continuing operations before provision for income taxes	1,298	(14,089)	(11,120)	—	(23,911)
(Provision) benefit for income taxes	—	8,296	(31)	—	8,265
Equity in earnings (losses) of subsidiaries	50,463	(15,267)	—	(35,196)	—

Income (loss) from continuing operations	51,761	(21,060)	(11,151)	(35,196)	(15,646)
Discontinued operations, net of tax	—	71,523	(4,116)	—	67,407

Net income (loss)	$51,761	$50,463	$(15,267)	$(35,196)	$51,761

PRIMEDIA INC. AND SUBSIDIARIES

CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

(UNAUDITED)

For the Nine Months Ended September 30, 2006

(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Revenues, net	$—	$195,184	$55,640	$(6,787)	$244,037
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	25,135	3,682		28,817
Marketing and selling	—	53,723	12,323	—	66,046
Distribution and circulation	—	14,727	47,254	—	61,981
Editorial	—	4,878	800	—	5,678
Other general expenses	—	19,409	11,283	(6,787)	23,905
Corporate administrative expenses	—	23,408	4,545	—	27,953
Depreciation and amortization of property and equipment	—	4,067	5,058	—	9,125
Amortization of intangible assets and other	—	1,849	617	—	2,466
Provision for restructuring costs	—	524	—	—	524
Loss on sale of businesses and other	—	28	—	—	28

Operating income (loss)	—	47,436	(29,922)	—	17,514
Other income (expense):
Interest expense	(96,385)	(36)	(3)	—	(96,424)
Amortization of deferred financing costs	(1,945)	—	—	—	(1,945)
Intercompany management fees and interest	109,119	(104,623)	(4,496)	—	—
Other income (expense), net	(648)	2,148	(4)	—	1,496

Income (loss) from continuing operations before provision for income taxes	10,141	(55,075)	(34,425)	—	(79,359)
(Provision) benefit for income taxes	—	27,800	(116)	—	27,684
Equity in earnings (losses) of subsidiaries	41,935	(32,809)	—	(9,126)	—

Income (loss) from continuing operations	52,076	(60,084)	(34,541)	(9,126)	(51,675)
Discontinued operations, net of tax	—	101,667	2,062	—	103,729
Cumulative effect of change in accounting principle, net of tax (from the adoption of Statement of Financial Accounting Standard No. 123 (R))	—	352	(330)	—	22

Net income (loss)	$52,076	$41,935	$(32,809)	$(9,126)	$52,076

PRIMEDIA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share and per share amounts)

PRIMEDIA INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30, 2006
(dollars in thousands)

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
Operating activities:
Net income (loss)	$52,076	$41,935	$(32,809)	$(9,126)	$52,076
Cumulative effect of change in accounting principle, net of tax	—	(352)	330	—	(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(58,761)	(53,364)	7,237	82,512	(22,376)
Changes in operating assets and liabilities	6,685	6,390	(10,463)	—	2,612

Net cash provided by (used in) operating activities	—	(5,391)	(35,705)	73,386	32,290

Investing activities:
Additions to property, equipment and other	—	(12,449)	(5,953)	—	(18,402)
Proceeds from sales of businesses	—	152,974	(1,126)	—	151,848
Payments for businesses acquired, net of cash acquired	—	(4,827)	(15,508)	—	(20,335)
Proceeds from sale of other investments	—	1,300	—	—	1,300

Net cash provided by (used in) investing activities	—	136,998	(22,587)	—	114,411

Financing activities:
Intercompany activity	137,967	(128,616)	64,035	(73,386)	—
Borrowings under credit agreements	250,100	—	—	—	250,100
Repayments of borrowings under credit agreements	(268,100)	—	—	—	(268,100)
Payments for redemption of senior notes	(62,094)	—	—	—	(62,094)
Proceeds from issuances of common stock, net	463	—	—	—	463
Capital lease payments	—	(2,461)	130	—	(2,331)
Other	—	(162)	—	—	(162)

Net cash provided by (used in) financing activities	58,336	(131,239)	64,165	(73,386)	(82,124)

Increase in cash and cash equivalents	58,336	368	5,873	—	64,577
Cash and cash equivalents, beginning of period	321	4,182	2,752	—	7,255

Cash and cash equivalents, end of period	$58,657	$4,550	$8,625	$—	$71,832

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

Executive Summary

Our Business

        PRIMEDIA Inc. is the parent company of Consumer Source Inc., an integrated media business that publishes free consumer guides in the U.S., such as Apartment Guide, Auto Guide, and New Home Guide and distributes free consumer publications through its proprietary distribution network, DistribuTech, in more than 60,000 locations. Consumer Source also distributes content on its leading websites, including ApartmentGuide.com, AutoGuide.com, NewHomeGuide.com, and a comprehensive single unit rental property site, Rentals.com.

        The Company's revenues are generated by its Consumer Guides business, from advertising (print and online) and third party distribution.

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

        Additionally, to counter the effects of the continued weakness in the overall advertising environment, the Company has aggressively attacked its cost structure. The Company realigned and reorganized its management structure to better reflect its emphasis on delivering exceptional products and brands to the marketplace to achieve organic growth while managing costs. Organic growth represents growth of the Company's businesses, excluding acquisitions made during the periods compared. These initiatives have resulted in charges for restructuring costs to integrate Company operations and consolidate many back office functions and facilities, resulting in a significant reduction in the number of employees and office space, and in the creation of operational and financial efficiencies.

        Overall, these actions have made the Company today a more efficient organization with a strengthened balance sheet and improved liquidity.

Business Trends

        The Company is experiencing a period of significant change in real estate market conditions. Over the past few years, high levels of condominium conversions and low vacancy rates reduced advertising revenue of Apartment Guide. More recently, conditions in the real property leasing and rental markets have improved as the level of condominium conversions has slowed and vacancy rates have increased, particularly in the regions most impacted in prior years.

        In the new home market, new construction has virtually halted in several geographic areas as builders sell off excess inventory. New housing starts have continued to decline across all of the Company's operating markets except one. We track our penetration of the top builders in each market and the penetration into the number of their communities available to advertise, and we strive to continue to increase this penetration from quarter to quarter.

Company Strategy

        Making organic growth its top priority in 2007, the Company's strategy is to focus on growing its core targeted consumer guides, maintaining its industry-leading distribution network, and launching into new vertical markets.

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

Sale of Enthusiast Media Segment

        In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. On August 1, 2007, the Company completed the sale of the Enthusiast Media segment for $1,177,900 to Source Interlink Companies, Inc., subject to certain post-closing adjustments. The Company has applied the proceeds to pay down debt (See Debt Refinancing discussion below). The operations of the Enthusiast Media segment are included in discontinued operations for all periods presented.

Debt Refinancing

        On August 1, 2007, the Company completed the financing for a $350,000 senior secured bank credit facility, comprised of a $100,000 revolving loan facility and a $250,000 term loan.

        Amounts borrowed under the new bank credit facilities combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492,500 principal amount of the Company's existing term loan at June 30, 2007, redeem all $410,015 principal amount of the Company's 8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company's 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company's Senior Floating Rate Notes due 2010, pay approximately $16,000 of accrued interest on the Company's Senior Notes, approximately $32,000 of premiums and consent payments and approximately $9,000 of financing and legal fees.

        In addition, the Company paid a one-time special dividend of $95,010 to PRIMEDIA shareholders.

Reverse Stock-Split

        On August 1, 2007, the Company effected a 1-for-6 reverse stock split of its common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all prior periods presented in this report, the share amounts, including warrants and stock options, and earnings (loss) per share amounts have been adjusted for the reverse stock split.

Transition Plan

        The Company is in the process of relocating its corporate headquarters from New York to Atlanta, where its Consumer Source business is based. The Company may continue certain of its New York based public company-related functions and their associated costs through the 2007 Form 10-K reporting period in 2008.

Summary of Consolidated Results for the Nine Months Ended September 30, 2007

        For the nine months ended September 30, 2007, revenues were $244,857, as compared to $244,037 in 2006. In 2007, Operating expenses were $232,808, up 2.8% compared to $226,523 in 2006. In 2007, operating income was $12,049, down $5,465 or 31.2% from $17,514 in 2006. Net income was $504,078 in 2007 compared to $52,076 in 2006. Included in 2007 net income is a gain on the sale of businesses, net of tax, of $483,761.

Forward-Looking Information

        This report contains statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," "foresees" or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. Forward-looking statements speak only as of the date the statement is made. Forward-looking statements involve risks and uncertainties, and the inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

Why We Use the Term Free Cash Flow

        Free Cash Flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, exclusive of acquisitions, and capital lease payments ("Free Cash Flow").

        The Company believes that the use of Free Cash Flow enables the Company's chief operating decision maker, and the executive team to make decisions based on the Company's cash resources. The Company believes that Free Cash Flow provides useful information to investors as it is considered to be an indicator of the Company's liquidity, including its ability to reduce debt and make strategic investments.

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

Discontinued Operations

        The Company has classified the results of divested entities and entities planned for disposition as of September 30, 2007 as discontinued operations in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        In the fourth quarter of 2005, the Company decided to pursue the sales of its History and Crafts groups, part of the Enthusiast Media segment. The Company completed the sale of the History group during the first quarter of 2006, for $17,000, resulting in a net gain of approximately $13,700. The sale of the Crafts group was completed during the third quarter of 2006 for $132,000, resulting in a gain of $55,627.

        In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group (part of the Enthusiast Media segment), which consists primarily of its hunting, fishing, and shooting titles, for $170,000 in cash. The transaction was completed in January 2007, and resulted in a gain of $57,547. The net proceeds from this sale are subject to routine post-closing adjustments. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2006.

        In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company's Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter, the Company completed the sale of Channel One for a net loss of $(7,050), of which $5,000 was recorded during the first quarter of 2007, and completed the sale of Films Media Group, for a net gain of $170. The remaining assets and liabilities of the Education segment are classified as businesses held for sale on the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006.

        In February 2007, the Company announced that its Board of Directors had authorized the Company to explore the sale of its Enthusiast Media segment. On August 1, 2007, the Company completed the sale for $1,177,900 to Source Interlink Companies, Inc., resulting in a gain of approximately $461,400, subject to certain post-closing adjustments.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues, Net

        Consumer Guides revenues were $83,243 and $81,352 for the three months ended September 30, 2007 and 2006, respectively. Consumer Guides revenues increased $1,891 or 2.3% in 2007 compared to 2006 as follows:

	Three Months Ended September 30,
			Percent Change
	2007	2006
Revenues, net:
Advertising	$68,470	$67,308	1.7%
Distribution	14,773	14,044	5.2%

Total	$83,243	$81,352	2.3%

        The third quarter advertising revenue increase was driven primarily by Apartment Guide, New Home Guide, and Rentals.com, partially offset by a decline in Auto Guide. Distribution revenue's increase was driven primarily by incremental retail distribution locations, partially offset by the loss of third party publications reducing their distribution or ceasing operations, particularly in the resale home sector, in which the Company does not directly participate.

        Apartment Guide, ApartmentGuide.com, Rentals.com:    These businesses, which represent 77% of third quarter 2007 advertising revenue, experienced a 2.6% revenue increase for the quarter. Apartment Guide and ApartmentGuide.com also delivered sequential quarterly growth versus the second quarter of 2007. The Company believes this is the beginning of the turnaround resulting from the Company's actions to strengthen client relationships and promote the value of blended media, while providing clients with advertising tools to better track results and demonstrate Consumer Source's effectiveness in generating customer leads and leases. In addition, the Company is exploring opportunities to expand into new markets by leveraging its existing distribution network.

        The Company's online single unit real estate rental product line, Rentals.com grew revenue 29.3% in the third quarter. This growth rate reflects revenue of the entire Rentals.com network of websites compared to third quarter 2006, on a pro forma basis as if all operations included in 2007 were owned in 2006. As of quarter end, Rentals.com achieved full staffing for the first time in a year. The normal period between hiring of salespeople and associated revenue generation contributed to increased expenses for the quarter without a corresponding increase in revenue. The Company believes it will begin to see the results from these additional salespeople as it moves into the next year. In addition, third quarter expenses increased due to an investment in a Rentals.com one-time limited ad campaign aimed at driving traffic to the website to increase leads for property owners and building brand awareness amont potential advertisers. Late in the third quarter, Rentals.com launched a Spanish-language version and a special section for senior living. Rentals.com primarily serves advertisers of single units, including rental houses, town homes, condominiums, apartments, and communities with less than 50 rental units.

        New Home Guide, NewHomeGuide.com:    This business, representing 19% of third quarter 2007 advertising revenue, continued to deliver solid results with revenue growth of 9.7% in the third quarter. This growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders. New Home Guide has continued to grow in the aggregate, primarily due to gains in the Southwest, Florida, and Texas. However, some new home builders, particularly those with developments located in Midwest and Northeast markets, have decreased their advertising spend as they attempt to address the difficult mortgage environment, declining home prices and high inventory levels. The Company does not expect improvement in these markets in the near term. The Company now has 37 New Home Guide publications (including Neighborhood Maps and Realtor Data Books) in 27 markets.

        Auto Guide, AutoGuide.com:    Auto Guide, representing 4% of third quarter 2007 advertising revenue, experienced a 30.5% revenue decline, The decline in revenue was primarily due to the closings of the New England and Triangle (Raleigh, North Carolina) markets during the third quarter 2007, partially offset by growth in the South Florida market. The Company has pursued a viable operating model for this product line for over two years, with limited success. The Company is continuing its evaluation of various formats and markets, and will make a decision on the strategic direction of Auto Guide by the end of the year.

        DistribuTech:    All of Consumer Source's print properties continue to benefit from the Company's leading distribution business, DistribuTech. Consumer Source's strategy is to continually optimize distribution for its own guides while minimizing cost. This optimization has historically caused, and will continue to cause, DistribuTech revenue and expenses to fluctuate from period to period. In the third quarter of 2007, DistribuTech grew revenue by 5.2%. DistribuTech's growth was at a slower pace than originally anticipated, primarily due to customers who publish within the resale home sector, in which the Company does not directly participate, scaling back or ceasing operations. DistribuTech's expenses increased substantially in the third quarter due to the addition to its distribution network of approximately 2,000 retail locations and an extension of a relationship with a national grocery chain.

Operating Income (Loss)

        Operating income (loss) was $(673) in 2007 compared to $8,799 in 2006. The Corporate function supported the Consumer Guides segment, as well as the Enthusiast Media and Education segments through their respective sale dates. The results of operations of the Enthusiast Media and Education segments are included in discontinued operations for all periods presented. The Corporate expenses are presented on the corporate administrative expenses line on the accompanying condensed statements of consolidated operations for all periods presented.

        The primary drivers of the reduction in operating income were increased selling and distribution expenses, an impairment provision during the third quarter, and increased restructuring costs, partially offset by revenue growth. Selling expenses increased primarily due to increased headcount. The Company's distribution expenses increased primarily due to the addition of over 2,000 locations and extending national grocery chain relationships. During the third quarter of 2007, the decision was made to shut down the Company's Auto Guides in the New England and Triangle (Raleigh, North Carolina) locations, which resulted in an impairment charge of approximately $1,200 during the third quarter of 2007 included in amortization expense. Restructuring costs increased related to the transition of New York Corporate overhead to Atlanta.

        Corporate administrative expenses were relatively flat, at $8,230 for the third quarter of 2007, compared to $8,497 for the third quarter of 2006.

Net Income

        The Company had net income of $393,752 for the three months ended September 30, 2007 compared to $51,761 for the same period of 2006. The increase is primarily due to the gain on the sale of Enthusiast Media of approximately $461,400, partially offset by the decrease in operating income, and the decrease in other income(expense), net during 2007 due to the loss on debt redemptions in the third quarter of 2007. In addition, during the quarter ended September 30, 2007, the Company's liability for unrecognized tax benefits decreased by $4,403 to $17,886. An additional $422 of interest was accrued in the three months ended September 30, 2007. During the three months ended September 30, 2007, the Company reversed $2,283 of previously accrued interest and penalties. The decrease in the Company's liability for unrecognized tax benefits and the reversal of the previously accrued interest and penalties is primarily attributable to the divestiture of the Enthusiast Media segment, which is a component of discontinued operations.

        Interest expense decreased to $13,982 in 2007 from $32,791 in 2006 primarily due to lower average debt levels, as during the third quarter the Company repaid all $492,500 principal amount of its term loan, redeemed all $410,015 principal amount of its 8 7/8% Senior Notes due 2011, redeemed $292,234 principal amount of its 8.00% Senior Notes due 2013, and redeemed all $122,500 principal amount of its Senior Floating Rate Notes due 2010. In connection with these debt redemptions, the Company recorded a loss of approximately $44,300 including the write-off of deferred financing costs of approximately $8,700, which are included in other income (expense), net on the accompanying condensed statements of consolidated operations.

Discontinued Operations

        Discontinued operations includes the operations of the Education segment, which was discontinued in the fourth quarter of 2006, and the Enthusiast Media segment, which was discontinued in the first quarter of 2007. The Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. The Company completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, the Company completed the sale of the Enthusiast Media segment.

        Income from discontinued operations was $431,796 for the three months ended September 30, 2007, compared to $67,407 for the same period of 2006. Discontinued operations includes revenue of $52,742 and $188,100, for the three months ended September 30, 2007 and 2006, respectively.

Operating income for the three months ended September 30, 2007 and 2006, was $475,195 and $80,193, respectively. Included in discontinued operations for the three months ended September 30, 2007 and 2006 are gains on sales of businesses, net of tax, of $442,501 and $52,347, respectively.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues, Net

        Consumer Guides revenues were $244,857 and $244,037 for the nine months ended September 30, 2007 and 2006, respectively. Consumer Guides revenues increased $820 or 0.3% in 2007 compared to 2006 as follows:

	Nine Months Ended September 30,
			Percent Change
	2007	2006
Revenues, net:
Advertising	$201,769	$201,691	0.0%
Distribution	43,088	42,346	1.7%

Total	$244,857	$244,037	0.3%

        Advertising revenues increased in the nine months of 2007 compared to 2006 primarily due to improvements in Rentals.com, Apartment Guide, and New Home Guide that were offset by declining revenue in Auto Guide, due to the closings of the San Diego publication in third quarter of 2006 and the New England and Triangle (Raleigh/Durham/Chapel Hill, North Carolina) publications during the third quarter of 2007. Distribution revenue's increase reflects DistribuTech's optimization of distribution locations as new locations were added in the first nine months of 2007, partially offset by the loss of third party publications reducing their distribution or ceasing operations, particularly in the resale home sector.

        Apartment Guide, ApartmentGuide.com, Rentals.com:    Revenue decreased 0.4% in the nine months of 2007. In the third quarter of 2007 the Company started to see results from its actions to strengthen client relationships and promote the value of blended media, while providing clients with advertising tools to better track results and demonstrate Consumer Source's effectiveness in generating customer leads and leases. In addition, the Company is exploring opportunities to expand into new markets by leveraging its existing distribution network.

        The decrease in Apartment Guide was partially offset by a 47% growth in the Company's online single unit real estate rental product line, Rentals.com. This growth rate reflects revenue of the entire Rentals.com network of websites compared to the same period of 2006, on a pro forma basis as if all operations included in 2007 were owned in 2006. Consumer Source's online single unit real estate rental product line is the leader in the market, with an estimated 62% of all paid single unit real estate rental listings on the Internet. This segment of the marketplace accounts for approximately 85% of the total rental market. The Company's online single unit real estate rental business primarily serves advertisers of single units, including rental houses, town homes, condos, apartments, and communities with less than 50 rental units.

        New Home Guide, NewHomeGuide.com:    This business, representing 19% of 2007 advertising revenue, continued to deliver strong results with total revenue growth of 13% in the nine months ended September 30, 2007. This growth reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders. In the first half of 2007, the Company launched a New Home Guide in Colorado Springs, CO, and three Neighborhood Maps in

Charlotte, NC. In the third quarter, the Company launched a New Home Guide in Richmond and a Professional Edition (Realtor Data Book) in Charlotte. The Company now has 37 New Home Guide publications (including Neighborhood Maps and Realtor Data Books) in 27 markets.

        Auto Guide, AutoGuide.com:    Auto Guide, representing 5% of 2007 advertising revenue, experienced a 28% revenue decline in the nine months ended September 30, 2007, primarily due to the third quarter 2006 closing of the San Diego Auto Guide and the third quarter 2007 closings of the New England and Triangle (Raleigh/Durham/Chapel Hill North Carolina) Auto Guides.

        DistribuTech:    All of Consumer Source's print properties continue to benefit from the Company's leading distribution business, DistribuTech. Consumer Source's strategy is to continually optimize distribution for its own guides while minimizing cost. This optimization has historically caused, and will continue to cause, DistribuTech revenue and expenses to fluctuate from period to period. In the third quarter of 2007, DistribuTech grew revenue by 1.8%. DistribuTech's growth was at a slower pace than originally anticipated, primarily due to customers who publish within the resale home sector, in which the Company does not directly participate, scaling back or ceasing operations. DistribuTech's expenses increased substantially in the third quarter due to the addition to its distribution network of approximately 2,000 retail locations and extending national grocery chain relationships.

Operating Income

        Operating income was $12,049 in 2007 compared to $17,514 in 2006. The Corporate function supported the Consumer Guides segment as well as the Enthusiast Media and Education segments through their respective sale dates. The results of operations of the Enthusiast Media and Education segments are included in discontinued operations for all periods presented. The Corporate expenses are presented on the corporate administrative expenses line on the accompanying condensed statements of consolidated operations for all periods presented.

        The primary drivers of the reduction in operating income were increased selling and distribution expenses, an impairment provision during the third quarter, and increased restructuring costs, partially offset by revenue growth. Selling expenses increased primarily due to increased headcount. The Company's distribution expenses increased primarily due to the addition of over 2,000 locations and an extension of the Company's relationship with a national grocery chain. During the third quarter of 2007, the decision was made to close the Company's Auto Guides in the New England and Triangle (Raleigh, North Carolina) locations, which resulted in an impairment charge of approximately $1,200 during the third quarter of 2007 included in amortization expense. Restructuring costs increased related to the transition of New York Corporate overhead to Atlanta.

        Corporate administrative expenses were $22,565 for the nine months ended September 30, 2007, compared to $27,953 for the nine months ended September 30, 2006. The decrease is primarily due to lower compensation expense resulting from corporate headcount reductions and reduced professional fees, partially offset by bonuses related to the sale of Enthusiast Media.

Net Income

        The Company had net income of $504,078 for the nine months ended September 30, 2007 compared to $52,076 in 2006. In 2007, net income includes a gain the sale of Enthusiast Media of approximately $461,400, partially offset by the decrease in other income(expense) due to the loss on debt redemptions in the third quarter of 2007. In addition, during the nine months ended September 30, 2007, the Company's recorded a liability for unrecognized tax benefits of $17,886. An additional $5,517 of interest was accrued in the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company reversed $2,283 of previously accrued interest and penalties. The decrease in the Company's liability for unrecognized tax benefits and the reversal of the previously accrued interest and penalties is primarily attributable to the divestiture of the Enthusiast Media segment, which is a component of discontinued operations.

        Interest expense decreased to $72,093 in 2007 from $96,424 in 2006 primarily due to lower average debt levels, as during the third quarter the Company repaid all $492,500 principal amount of its term loan, redeemed all $410,015 principal amount of its 8 7/8% Senior Notes due 2011, redeemed $292,234 principal amount of its 8.00% Senior Notes due 2013, and redeemed all $122,500 principal amount of its Senior Floating Rate Notes due 2010. This decrease was partially offset by higher interest rates. In connection with these debt redemptions, the Company recorded a loss of approximately $44,300, including the write-off of deferred financing costs of approximately $8,700, which are included in other income (expense), net on the accompanying condensed statements of consolidated operations.

  Discontinued Operations

        Discontinued operations includes the operations of the Education segment, which was discontinued in the fourth quarter of 2006, and the Enthusiast Media segment, which was discontinued in the first quarter of 2007. The Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. The Company completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, the Company completed the sale of the Enthusiast Media segment.

        Income from discontinued operations was $568,913 for the nine months ended September 30, 2007, compared to $103,729 for the same period of 2006. Discontinued operations includes revenue of $344,561 and $555,688, for the nine months ended September 30, 2007 and 2006, respectively. Operating income for the nine months ended September 30, 2007 and 2006, was $581,491 and $141,093, respectively. Included in discontinued operations for the nine months ended September 30, 2007 and 2006 are gains on sales of businesses, net of tax, of $483,761 and $66,015, respectively.

Liquidity, Capital and Other Resources

        As of September 30, 2007, the Company had cash and unused credit facilities of $138,534, as further detailed below under "Financing Arrangements", compared to $261,466 as of December 31, 2006. The use of this cash and unused credit facilities is subject to customary conditions in the Company's debt agreements. The Company's asset sales, debt redemption and investment in organic growth have facilitated its strategy to become a better strategically focused company while strengthening its balance sheet.

        The Company believes its liquidity, capital resources and cash flow from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures for the remainder of 2007 and for the foreseeable future. Under the Company's new bank credit facilities, the Company has no significant scheduled commitment reductions until 2014.

Working Capital

        Consolidated working capital, which includes current maturities of long-term debt, was $5,503 at September 30, 2007 compared to $27,837 at December 31, 2006.

Cash Flow—2007 Compared to 2006

        Net cash (used in) provided by operating activities was $(33,800) in 2007, compared to $32,290 in 2006. This decrease is primarily due to increased cash taxes paid primarily related to divestitures, and the sale of Enthusiast Media on August 1, 2007.

        Net cash provided by investing activities was $1,281,896 in 2007, compared to $114,411 in 2006. This increase in cash is primarily due to the increase in proceeds from sales of businesses. In 2007, the Company received $1,177,900 for the sale of Enthusiast Media and $170,000 for the sale of the Outdoors group. In 2006, this balance is primarily comprised of $132,000 received for the sale of the Crafts group. This increase was partially offset by payments for the acquisitions of Rentalhouses.com and Modified Automotive Group during the first quarter of 2007.

        Net cash used in financing activities was $1,207,100 in 2007, compared to $82,124 in 2006. The primary reason for the change is the repayments for borrowings under credit agreements and repurchases of senior notes during 2007 of $1,388,535, compared to payments of $330,194 in 2006. In addition, in 2007 the Company paid a one-time special dividend of $95,010 to its shareholders.

Free Cash Flow

        The following table presents the Company's Free Cash Flow for the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007	2006
Net cash (used in) provided by operating activities	$(33,800)	$32,290
Additions to property, equipment and other (excluding acquisitions)	(15,785)	(18,402)
Capital lease payments	(696)	(2,331)

Free Cash Flow	$(50,281)	$11,557

Supplemental information:
Cash interest paid, including interest on capital and restructured leases	$84,417	$82,439

Cash income taxes paid, net of refunds received	$17,627	$4,503

Cash paid for restructuring costs	$7,516	$4,901

        The decrease in the Company's Free Cash Flow is primarily due to increased cash taxes paid primarily related to divestitures, and the sale of Enthusiast Media on August 1, 2007.

Financing Arrangements

Bank Credit Facilities

        On August 1, 2007, the Company completed financing for a $350,000 senior secured bank credit facility, comprised of a $100,000 revolving loan facility and a $250,000 term loan.

        Amounts borrowed under the new term loan, combined with the net proceeds received from the sale of Enthusiast Media were used to repay all $492,500 principal amount of the Company's existing term loan at June 30, 2007, redeem all $410,015 principal amount of the Company's 8 7/8% Senior Notes due 2011, redeem $292,234 principal amount of the Company's 8.00% Senior Notes due 2013, redeem all $122,500 principal amount of the Company's Senior Floating Rate Notes due 2010, pay

approximately $16,000 of accrued interest on the Company's Senior Notes, approximately $32,000 of premiums and consent payments and approximately $9,000 of financing and legal fees.

        The new bank credit facilities agreement provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100,000 (the "Revolving Facility"), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250,000 (the "Term Loan B Facility"), which matures on August 1, 2014 (the "Term Loan B Maturity Date").

        Amounts borrowed under the Revolving Facility bear interest, at the Company's option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at the Company's option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%.

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

        Under the new bank credit facilities agreement, the Company's maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1.

        The bank credit facilities consisted of the following as of September 30, 2007:

	Revolving Facility	Term Loan B	Total
Bank Credit Facilities	$100,000	$250,000	$350,000
Borrowings Outstanding	—	(250,000)	(250,000)
Letters of Credit Outstanding	(8,290)	—	(8,290)

Unused Bank Commitments	$91,710	$—	$91,710

        Under the new bank credit facilities agreement, the Company has agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on its debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the second quarter of 2007, the Company's commitment fees were paid at a weighted average rate of 0.375%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time the Company may pay amendment fees under its bank credit facilities.

        The bank credit facilities agreement, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments including dividend payments on or repurchases of the Company's common stock.

        8% Senior Notes.    The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and have interest payable semi-annually in May and November at an annual rate of 8.00%.

        The Company currently intends to call the remaining Senior Notes in the first half of 2008. In connection with the tender offers, the Company solicited consents to proposed amendments to the indentures governing the Senior Notes, which would eliminate substantially all of the restrictive covenants contained in the indentures and the Senior Notes, eliminate certain events of default, modify covenants regarding mergers and consolidations, and modify or eliminate certain other provisions, including certain provisions relating to defeasance, contained in the indentures and the Senior Notes. The supplemental indentures that were the subject of the consent solicitations are now operative. The events of default contained in the Senior Notes are generally less restrictive than those contained in the Company's bank credit facilities.

  Interest Rate Swap

        On August 23, 2007, PRIMEDIA entered into two interest rate swaps ("swaps"), each with a notional amount of $50,000. The swaps became effective on September 28, 2007 and have a maturity date of September 30, 2009. On the trade date, the swaps were not part of a designated hedging relationship, and therefore, changes in the swap fair values have been recorded directly through earnings during the third quarter as a loss of $659, recorded in other income (expense), net on the accompanying condensed statements of consolidated operations for the three and nine months ended September 30, 2007. The Company does not enter into derivative financial instruments for speculative purposes, and notwithstanding the fact that the swaps were not in a designated hedging relationship, they nevertheless serve to mitigate the Company's exposure to changes in the benchmark interest rate on $100,000 of its floating-rate debt.

Contractual Obligations

        The bank credit facilities and Senior Notes all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The bank credit facilities and Senior Notes are largely secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.) and Restricted Group subsidiaries (see Covenant Compliance below).

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

        There are no required significant debt repayments until 2014. The contractual obligations of the Company as of September 30, 2007 are as follows:

  •
  failure to make a payment of principal, interest or fees within five days of its due date;

  •
  default, beyond any applicable grace period, on any aggregate indebtedness of PRIMEDIA exceeding $20,000;

  •
  occurrence of certain insolvency proceedings with respect to PRIMEDIA or any of its material subsidiaries;

  •
  entry of one judgment or decree involving a liability of $20,000 or more (or more than one involving an aggregate liability of $20,000 or more); and

  •
  occurrence of certain events constituting a change of control of the Company.

        The events of default contained in the Senior Notes are similar to, but generally less restrictive than, those contained in the Company's bank credit facilities.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-term debt obligations (net of unamortized discount)	$252,576	$4,451	$5,000	$5,000	$238,125
Interest on long-term debt obligations(1)	121,016	16,522	33,002	35,325	36,167
Capital lease obligations	304	181	123	—	—
Interest on capital lease obligations	45	35	10	—	—
Operating lease obligations(2)	161,176	27,000	42,607	35,196	56,373
Workplace Learning lease obligations(3)	13,087	3,763	4,011	3,286	2,027

Total Contractual Obligations	$548,204	$51,952	$84,753	$78,807	$332,692

(1)
Interest payments are based on the Company's projected interest rates and estimated principal amounts outstanding for the periods presented (excluding any potential effect of the interest rate swaps).

(2)
Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease rentals aggregating $82,659 as of September 30, 2007.

(3)
Present value of expected future payments related to Workplace Learning lease obligations, exclusive of a third party guarantee for up to $10,000 to be applied to the Company's secondary liability. See Contingencies and Other below.

        The Company had no borrowings outstanding at September 30, 2007 under the revolving loan portion of the bank credit facilities. The revolving loan portion of the bank credit facilities matures in 2013, and the Term Loan B matures in 2014.

        The Company has other commitments in the form of letters of credit of $8,290 aggregate face value which expire on or before September 30, 2008.

        The FIN 48 liability of $17,886 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

Off Balance Sheet Arrangements

        The Company has no variable interest (otherwise known as "special purpose") entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business as disclosed above.

Covenant Compliance

        Under the most restrictive covenants contained in the bank credit facilities agreement, except for those businesses specifically designated by the Company as unrestricted, for all businesses of the Company (the "Restricted Group") the maximum allowable total leverage ratio, as defined in the bank credit facilities agreement, is 5.25 to 1.

        The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement. Under its bank credit facilities and Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the "Unrestricted Group"), which represent primarily Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and Senior Note agreements is guaranteed by each of the Company's domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company's bank credit facilities and Senior Note agreements. The guarantees are full, unconditional and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or Senior Notes. For purposes of determining compliance with certain financial covenants under the Company's bank credit facilities, the Unrestricted Group's results (positive or negative) are not reflected in the Consolidated EBITDA of the Restricted Group, as defined in the bank credit facilities agreement.

        The following represents a reconciliation of EBITDA of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreement to net income:

	For the Three Months Ended September 30, 2007	For the Twelve Months Ended September 30, 2007
EBITDA of the Restricted Group	$24,446	$88,946
EBITDA loss of the Unrestricted Group	(6,387)	(23,777)
EBITDA of divested units and other adjustments	(6,354)	(14,374)
Depreciation and amortization of property and equipment	(3,332)	(12,811)
Amortization of intangible assets	(2,270)	(4,688)
Non-cash compensation	(37)	(1,457)
Provision for restructuring costs	(6,578)	(9,964)
Other	(161)	(161)

Operating income (loss)	(673)	21,714
Other expense:
Interest expense	(13,982)	(102,609)
Amortization of deferred financing costs	(349)	(2,138)
Other expense, net	(45,212)	(44,198)

Loss from continuing operations before benefit from income taxes	(60,216)	(127,231)
Benefit from income taxes	22,172	41,387

Loss from continuing operations	(38,044)	(85,844)
Discontinued operations, net of tax	431,796	578,011

Net income	$393,752	$492,167

        The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreement, is comprised of the following categories:

	For the Three Months Ended September 31, 2007	For the Twelve Months Ended September 31, 2007
Internet properties	$(521)	$(3,775)
Traditional turnaround and start-up properties	(4,059)	(14,247)
Related overhead and other charges	(1,807)	(5,755)

	$(6,387)	$(23,777)

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

        The calculation of the Company's total leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as the Company's consolidated debt divided by the EBITDA of the Restricted Group.

Contingencies and Other

        The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, though the ultimate outcome of these matters could be material to operating results in any given reporting period, there is no pending legal proceeding that would have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position.

Workplace Learning

        In 2005, the Company sold substantially all of the assets of the Workplace Learning business for the assumption of ongoing liabilities while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third party guaranty of up to $10,000 against those lease obligations to reimburse the Company for lease payments made (the "Guaranty"). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At that time, the Company also recorded a receivable of $10,000 for the amount due from the third party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter, the Company has recorded a charge of approximately $7,200 to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10,000 receivable with a charge to discontinued operations as of December 31, 2006. The Company continues to exercise all available legal remedies against the third party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases.

        At September 30, 2007 and December 31, 2006, the Company has recorded a total liability of $13,087 and $16,156, respectively, for the fair value of the future lease payments, net of estimated sublease income, in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2007, the Company made payments of $1,120.

Indemnifications

        The Company is a party to contracts in which it is common for it to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. The Company can not estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

        Additionally, in connection with the sale of assets and the divestiture of businesses, the Company may agree to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to (i) the representations and warranties made by the Company to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include tax liabilities and other liabilities not assumed by the buyer in the transaction.

        Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company's obligations existing at the time of the sale. As with any liability, the Company has previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. The Company has not accrued any additional amounts as a result of indemnities, which result from asset sales and divestitures. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, the Company will accrue a liability when future payment is probable and the amount is reasonably estimable.

        As of and for the nine months ended September 30, 2007, no officers or directors of the Company have been granted loans by the Company, nor has the Company guaranteed any obligations of such persons.

Critical Accounting Policies and Estimates

        During the third quarter of 2007, there were no significant changes related to the Company's critical accounting policies and estimates as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements Adopted

  SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"

        During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." During the fourth quarter of 2006, the Company concluded that deferred income tax benefits of approximately $7,500 should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of classification of businesses as discontinued operations. Management believes that this error totaling approximately $7,500 is not material to the 2006 financial statements. Upon adoption of SAB No. 108 the Company recorded a cumulative effect adjustment as of January 1, 2006 to accumulated deficit of approximately $7,500, which was reflected in the Company's 2006 Annual Report on Form 10-K. Of this amount, approximately $5,500 and $2,000 had been recorded to income from discontinued operations in the first quarter and third quarter of 2006, respectively. The consolidated statement of operations for the three and nine months ended September 30, 2006 has been restated to adjust for the impact of the SAB No. 108 adjustment.

  FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the condensed consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and related interest and penalties of $16,126 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact. The liability is included in other non-current liabilities on the accompanying balance sheet as of September 30, 2007. During the quarter ended September 30, 2007, the Company's liability for unrecognized tax benefits decreased by $4,403 to $17,886. An additional $422 and $5,517 of interest was accrued in the three and nine months ended September 30, 2007, respectively.

Impact of Inflation and Other Costs

        The cost of paper was stable during 2006 and the first half of 2007. Paper prices increased approximately 8% in the third quarter of 2007, and the Company anticipates another increase late in the fourth quarter of 2007 or early first quarter of 2008. The Company's paper expense decreased approximately 11.7% during the nine months ended September 30, 2007 compared to 2006. Paper cost represented approximately 4.5% and 5.0% of the Company's total operating expenses for the nine months ended September 30, 2007 and 2006, respectively.

Seasonality

        The Company's operations are minimally seasonal in nature.

  •
  The majority of the Company's sales comprise 12-month contracts. Sales typically grow sequentially.

  •
  The Company experiences modest seasonality in the categories of the single unit real estate listing and autos as both businesses decline in the winter months. These businesses represent a relatively small part of the total consumer guides business.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Swap

        On August 23, 2007, PRIMEDIA entered into two interest rate swaps ("swaps"), each with a notional amount of $50,000. The swaps became effective on September 28, 2007 and have a maturity date of September 30, 2009. On the trade date, the swaps were not part of a designated hedging relationship, and therefore, changes in the swap fair values have been recorded directly through earnings during the third quarter as a loss of $659, recorded in other income (expense), net on the accompanying condensed statements of consolidated operations for the three and nine months ended September 30, 2007. The Company does not enter into derivative financial instruments for speculative purposes, and notwithstanding the fact that the swaps were not in a designated hedging relationship, they nevertheless serve to mitigate the Company's exposure to changes in the benchmark interest rate on $100,000 of its floating-rate debt.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.

        Based on such evaluation, the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, due to a material weakness in the accounting for income taxes as described in the Company's Annual Report on Form 10-K for the period ended December 31, 2006 and the amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2007, the Company's disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2007, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

        There have been no material changes to the Company's risk factors during the third quarter of 2007.

Item 6. EXHIBITS

  (a)
  Exhibits

Exhibit Number		Description
3.1		Certificate of Amendment of Certificate of Incorporation of PRIMEDIA Inc. (the "Company").(*)
10.1
Supplemental Indenture, dated as of July 13, 2007, to the Indenture dated May 15, 2003, among the Company, the guarantors listed on the signature pages thereto and The Bank of New York ("BONY"), as trustee (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).
10.2
Supplemental Indenture, dated as of July 13, 2007, to the Indenture dated May 8, 2001, among the Company, the guarantors listed on the signature pages thereto and BONY, as trustee (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).
10.3
Supplemental Indenture, dated as of July 13, 2007, to the Indenture dated May 14, 2004, among the Company, the guarantors listed on the signature pages thereto and BONY, as trustee (Filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).
10.4	(a)
Credit Agreement, dated as of August 1, 2007, among the Company, various lenders thereunder, BONY as Syndication Agent, Lehman Brothers Inc., Citibank, N.A. and Fifth Third Bank, as Co-Documentation Agents and Credit Suisse, Cayman Islands Branch ("Credit Suisse"), as Administrative Agent (the "Credit Agreement") (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).
10.4	(b)
Pledge Agreement, dated as of August 1, 2007, made by the Company, and each of its subsidiaries identified therein, in favor of Credit Suisse (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).
10.4	(c)
Contribution Agreement, dated as of August 1, 2007, among each of the Subsidiary Guarantors (as defined in the Credit Agreement) of the Company (Filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5	Severance Agreement dated September 27, 2007 between Kim R. Payne and the Company.(*)
31.1	Certification by Robert C. Metz Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.3	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by Robert C. Metz Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.3	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

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
  Item 1A. RISK FACTORS
  Item 6. EXHIBITS
SIGNATURES