Form 10-K
period 2007-12-31
PRIMEDIA INC
filed 2008-03-17
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3585 Engineering Drive, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(678) 421-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company    Yes  ☐    No  ☒

The aggregate market value of the voting common equity of PRIMEDIA Inc. (“PRIMEDIA”) which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007, was approximately $288.3 million. The registrant has no non-voting common stock.

As of February 29, 2008, 44,191,939 shares of PRIMEDIA’s Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: Part III of this Report on Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 21, 2008. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2007.

PRIMEDIA Inc.

Annual Report on Form 10-K

December 31, 2007

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

i

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Report, the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires. On August 1, 2007, we effected a one-for-six reverse stock split of our common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all periods presented in this Report, effect has been given to the impact of the reverse stock split on the amounts reported for shares, including sales price, warrants, stock options and nonvested stock, and earnings (loss) and dividends per share.

During 2007, we completed the sales of our Enthusiast Media segment and the majority of our Education segment, and we classified the results of operations of our Auto Guides division, part of our Consumer Guides segment, as discontinued operations, due to our intent to sell or shut down the operations of the Auto Guides division by June 2008. As a result, our continuing operations are comprised solely of our Consumer Guides business. We continue to have a Corporate function, which has supported the Consumer Guides business, including the Auto Guides division, as well as the Enthusiast Media and Education segments through their sale dates. The results of operations of the Enthusiast Media and Education segments and the Auto Guides division have been classified as discontinued operations, and the corporate expenses have been presented on the corporate administrative expenses line in the consolidated statement of operations for all periods presented.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include: general economic trends and, in particular, trends in the apartment leasing and new home sales sectors of the residential real estate industry, as well as changes in technology and competition; increases in paper costs; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We are an integrated media company that publishes and distributes advertising-supported print and online consumer guides primarily for the apartment leasing and new home sales sectors of the residential real estate industry. Our guides are provided free of charge to end users. In 2007, we distributed approximately 38 million of our print guides to approximately 60,000 U.S. locations through our proprietary distribution network, DistribuTech. DistribuTech also provides distribution services to more than 2,000 third-party publications.

Our principle digital assets include the websites associated with our print publications, as well as Rentals.com, the leading paid listings website for residential real estate rentals. Our websites are marketed to end users through our print publications, search engine optimization, e-mail marketing and online advertising, which we purchase on a non-exclusive basis with companies such as Google, MSN, Yahoo! and Advertising.com. We monetize visits to our websites through various advertising revenue formats, such as cost per lead, cost per impression, cost per click, cost per action and flat fees. In this document, we use the term “visitors,” which is similar to “unique visitors,” a measurement term used by some web analytics solutions, to refer to the total number of visitors who visit one of our websites in a given period. A visitor can have multiple visits to a website in a given period, but is counted only once for this purpose.

The following table summarizes the geographic scope of our print products by region:

Category	Northeast	Southeast	Midwest	West	Total Print Guides or Locations
Apartments	23	21	14	19	77
New Homes	6	17	6	5	34
DistribuTech exclusive retail locations	6,646	3,956	4,007	5,285	19,894
Major markets	Washington, D.C., Philadelphia, Baltimore, Chicago	Atlanta, Tampa, Orlando, Miami, Charlotte	Dallas-Fort Worth, Houston, Austin, Kansas City	Phoenix, Las Vegas, Los Angeles, San Francisco, Denver

We expect to complete the sale or shutdown of our Auto Guides division by June 2008. During the first quarter of 2008, we sold certain assets of PRIMEDIA Healthcare. The Auto Guides division and PRIMEDIA Healthcare have been classified as discontinued operations in the consolidated statement of operations for all periods presented. Our divestitures are more fully discussed below under “Divestitures and Assets and Liabilities of Businesses Held for Sale.”

Apartments

Apartment Guide

Thirty-three years old, Apartment Guide is our flagship product and largest business. Apartment Guide delivers classified listings of apartment rental information to consumers via print, Internet and mobile devices. Apartment and community listings are displayed and distributed in 77 publications in 74 markets, with a combined 2007 circulation of approximately 19 million. Most of our Apartment Guide publications are published monthly. ApartmentGuide.com attracted an estimated 19 million visitors in 2007, with over 16,000 apartment property listings as of December 31, 2007. The website offers many premium features not provided by our print products, including virtual tours, flexible search functionality, detailed photos and floorplans, and video spokesmodel advertising.

Apartment Guide advertising revenue is generated from property management companies that manage larger apartment communities, generally in excess of 50 units, and, therefore, need to fill vacant apartments on a regular basis. The majority of Apartment Guide advertising revenue is derived from contracts at least 12 months in duration, and a majority of these contracts are renewed when they expire.

Apartment Guide’s national competitors, print and online or online only, include Dominion Enterprises, publisher of For Rent, Network Communications Inc., publisher of Apartment Finder, Classified Media Ventures, owner of Apartments.com, Move, Inc., owner of Move.com, Multifamily Technology Solutions, Inc., owner of MyNewPlace.com, and eBay, owner of Rent.com.

Rentals.com

Rentals.com is the leading paid listings website for residential real estate rentals. The site’s visitors include landlords, investors and property managers listing their rental vacancies, as well as consumers searching for a rental property. The website offers nearly 45,000 listings that include inventory from its sister sites, RentalHouses.com and ApartmentGuide.com. Listing types include single family homes, apartments and apartment communities with less than 50 units, condos, townhomes and a variety of other rental properties.

Listings on Rentals.com may be purchased on a monthly basis and include unlimited photos, property descriptions and other features, such as Google Maps and free yard signs. Consumers can search for rental properties and access information to aid in their search process all at no charge. Visitors to Rentals.com view an average of 11 pages and, according to comScore, Inc., a global Internet information provider, spend more time on Rentals.com than any other competing rental website.

The Rentals.com business has evolved to encompass the acquisitions of RentClicks.com (February 2006), HomeRentalAds.com (June 2006) and RentalHouses.com (January 2007). Rentals.com competes primarily with Classified Ventures LLC, which owns RentalHomesPlus.com, RealEIS, LLC, which owns HomeRentals.net, and eBay, owner of Rent.com.

New Homes

Anchored by our New Home Guide publication, our New Homes division currently operates 34 publications, which are distributed in 19 states and Washington, D.C. New Home Guide, NewHomeGuide.com and NewHomeDirectory.com provide detailed information about new homes and new home communities to potential home buyers. Most of our New Home Guide publications are published bi-monthly, with a combined 2007 circulation of approximately 7.6 million. Our websites in this area attracted an estimated 10 million visitors in 2007 and featured over 5,700 new home communities as of December 31, 2007. The majority of advertising revenue is derived from builders and developers who purchase an integrated media package, featuring both print and online advertising.

Our New Home Guide Professional Edition is a comprehensive resource for real estate professionals to conduct home searches for their clients. In print, and online at Professionals.NewHomeGuide.com, the Professional Edition is designed to make it easy for agents to download real-time inventory and community information, as well as invite buyers to view specific homes for sale. The Professional Edition provides extensive detail about each individual new home for sale within a metropolitan area, including tax and zoning information, printable directions, school rankings and agent incentives.

Our New Homes division also publishes Today’s Custom Home, which is specifically designed to serve the needs and interests of people actively involved in the process of planning or building their next custom home and/or undertaking a major renovation project. We also operate additional new home websites, including AmericanHomeGuides.com, FloridaGuide.com and other websites in major new home building states and metropolitan areas.

Our New Homes division competes primarily with local newspapers and national competitors such as Network Communications, Inc., publisher of New Home Finder, and Move, Inc., owner of Move.com. We also compete with Housing Guide of America, a consortium of local and regional magazine publishers, and Builder Homesite, Inc., a consortium of new home builders.

DistribuTech

DistribuTech distributes free publications in the United States to approximately 60,000 locations in 41 states and 73 markets. In 2007, DistribuTech delivered approximately 38 million of our Consumer Guide publications and also provided distribution services to more than 2,000 third-party titles. DistribuTech maintains community rack programs, some of which are on an exclusive basis, with some of the nation’s largest retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers. The free publications and guides are typically displayed in free-standing, multi-pocket racks located in high-visibility, high-traffic locations at the entrance or exit of retailers.

DistribuTech generates revenue by leasing distribution rack pockets to third-party publications and providing warehousing and delivery distribution services. DistribuTech stocks the racks at each location an average of two to three times per week. We compete for third-party publication distribution primarily on the basis of distribution locations, price and service. DistribuTech’s principal competitor is Dominion Distribution Services, a division of Dominion Enterprises.

Technology

We use technology to improve our operations by increasing productivity, improving effectiveness and minimizing costs. With the introduction of mobile technologies, such as wireless data networks and laptop/handheld technologies, the use of technology has expanded within our organization to include customer relationship management activities and business workflow functionality. Audits are conducted on a regular basis to ensure that the technology operations limit business risk while offering secure and stable computing.

We maintain a backup system for website operations at our multiple co-location centers. We replicate critical website data at various times throughout the day to the co-location facilities and secure customer data and retain backup data at certified third-party facilities. We have firewalls and switchgear to help ensure network security and utilize third-party assistance in their configuration and testing.

Divestitures and Assets and Liabilities of Businesses Held for Sale

We have traditionally managed our portfolio of media assets by opportunistically seeking to divest of assets no longer part of our overall strategy. During the fourth quarter of 2007, our Auto Guides division was classified as a discontinued operation for all periods presented. We expect to complete the sale or shutdown of the Auto Guides division by June 2008. No sales transactions at this point are pending, and there can be no assurance that any transaction will occur, or, if undertaken, the terms or timing of such a transaction.

We classified as discontinued operations the following entities within the Enthusiast Media segment during 2005: About.com, Ward’s Automotive Group, the History and Crafts groups, and two magazine titles, which were shut down. In the first quarter of 2006, we completed the sale of the History group, and we completed the sale of the Crafts group in the third quarter of 2006.

We sold our Business Information segment during the third quarter of 2005. Additionally, in 2005, we discontinued and shut down the operations of our Software on Demand division and also sold our Workplace Learning division, excluding PRIMEDIA Healthcare.

During the third quarter of 2006, we discontinued and sold our Gems group, part of the Enthusiast Media segment. During the fourth quarter of 2006, we announced that we had agreed to sell our Outdoors group, also part of the Enthusiast Media segment. The sale was completed during the first quarter of 2007.

We classified as discontinued operations the entire Education segment during the fourth quarter of 2006. Our Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a leading source of educational video; and PRIMEDIA Healthcare, a medical education business. During 2007, we completed the sales of Channel One and Films Media Group. In the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare. The remaining operations of this business will be shut-down during the first quarter of 2008.

In February 2007, we also announced our intent to explore the sale of our Enthusiast Media segment, and on August 1, 2007, we completed the sale.

Discontinued operations for the years ended December 31, 2007, 2006 and 2005 include revenue of $358.8 million, $741.5 million and $947.8 million, respectively, and operating income of $573.1 million, $163.6 million and $720.4 million, respectively, which includes gain on sale of businesses. The gain on sale of businesses, net of tax, was $459.1 million, $62.4 million and $604.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we had assets and liabilities of businesses held for sale of $5.8 million and $2.5 million, respectively, which represent the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division.

Financial results for all divestitures are reported in discontinued operations on the consolidated statement of operations for all periods presented.

Production and Fulfillment

Virtually all of our print products are printed and bound by independent printers. We believe that because of our buying power, outside printing services have been and will continue to be purchased at favorable prices. We provide most of the content for our websites, but we outsource some technology and production.

The principal raw material used in our products is paper, which is purchased from merchants. In 2007, paper prices fluctuated, but increased as the year ended. We expect paper costs to rise in 2008, but we anticipate that we will be able to offset most of the increased costs through adjustment of our production metrics. In the future, our results could be adversely affected by increases in paper prices.

Sales and Marketing

We primarily sell our products and services through our direct sales force. Our sales force is comprised of approximately 320 sales personnel. The sales force is generally organized vertically, focusing on specific categories and product lines. We supplement our in-house sales force by utilizing a number of third-party services, affiliates and networks. None of our individual advertisers comprised as much as 1% of our total revenue in 2007.

From July through December 2007, more than 65% of our Internet audience was generated through non-paid sources, such as repeat visitation, word-of-mouth, natural search and public relations. We selectively utilize paid-marketing sources, such as search engine marketing, affiliate relationships and co-branded partner deployments.

Employees

During 2007, our headcount declined substantially, primarily due to the sale of the Enthusiast media segment and other divestitures and consolidation of certain functions. As of December 31, 2007, we had approximately 1,150 employees, of which approximately 25 were part-time, compared to approximately 2,800 employees at the end of 2006. Our employees are not represented by any collective bargaining agreements. We consider our relations with our employees to be good.

Intellectual Property

We own various registered trademarks, including Apartment Guide, and have service mark applications pending for others. We also have the right to use a number of unregistered service marks in connection with our businesses. So long as these marks remain in continuous use in connection with similar goods and services, their terms can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office. Some of our content and databases are copyrighted, as are certain of our software and user manuals. The absence of a registration does not waive copyright protection.

Company Organization

PRIMEDIA Inc. was incorporated on November 22, 1991 in the State of Delaware as K-III Communications Corporation. In 1997, we changed our name to PRIMEDIA Inc. Our principal executive offices are located at 3585 Engineering Drive, Norcross, Georgia 30092, and our telephone number is (678) 421-3000.

Available Information

We maintain an Internet website located at www.primedia.com on which, among other things, we make available, free of charge, various corporate governance materials and reports that we file or furnish to the U.S. Securities and Exchange Commission. Our Corporate Governance Guidelines, Code of Ethics, and charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are all provided on this website. We will post any waivers of our Code of Ethics granted to any of our directors or executive officers on the “Investor Relations” portion of this website. Our reports and other filings, including, without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other documents, including amendments thereto, filed with or furnished to the SEC, are made available as soon as practicable after their receipt by the SEC. We are not incorporating the information on our website into this Report, and our website and the information appearing on our website are not included in, and are not part of, this Report.

ITEM 1A. RISK FACTORS

Below, we have described our present view of certain important risk factors. This discussion of risk factors contains “forward-looking statements,” as discussed on page one of this Annual Report on Form 10-K. These risk factors may be important to understanding any statement in this Report or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes in this Report.

We depend on large property management companies in the apartment leasing sector of the residential real estate industry for a majority of our revenue, and any industry developments that adversely affect the number of leasing transactions generated could adversely impact our financial results.

The return on investment for our large property management company advertisers depends upon the comparison of how many leases our advertising generates for managed communities in a particular local market to the amount charged for our advertising. However, in markets where occupancy levels are extraordinarily high or extraordinarily low, the management company’s return on investment can be adversely affected, and the management company may choose to decrease the level of advertising, which could adversely affect our revenue.

Our new home guides and related websites depend on the new home sales sector of the residential real estate industry, which is cyclical.

Approximately 20% of our advertising revenue is generated from sales of advertising products to new home builders in the residential real estate industry. This sector, which is cyclical, directly affects the success of our New Homes division. The return on investment for our new home builder advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. If our advertisers experience lower return on investment because actual sales decline for reasons beyond our control, they may choose to decrease their advertising budget, which would adversely affect our revenue.

The United States economy is currently experiencing its worst downturn in the residential real estate industry in almost two decades. The duration of this downturn, as is true of most trends in the real estate industry, is unpredictable, and as a result, our prospects in this area are also unpredictable. An economic recession, unfavorable taxation laws and regulations, higher credit standards, unavailability of mortgage loans, increased interest rates, increased unemployment, lower consumer confidence or lower wages can cause consumers to reduce their activity in the residential real estate industry, thus negatively impacting local new home sales markets.

The market for our products and services is highly competitive.

The markets for our products and services are disbursed throughout North America. Generally, local newspapers, the yellow pages and other free print guides represent our main competitors. Many of these publishers have a strong local distribution base and traditional readership.

Another class of competitors that has a potentially significant distribution base is comprised of various websites that focus on classified listings in the apartment leasing and new home sales sectors. Since the cost of entry into any given local market is relatively low, we may face increased competition from other publications, whether print or online. In addition, our current and potential competitors may have greater financial, technical, operational and marketing resources. Competitive pressures may also force prices for our services to decrease, which may adversely affect us.

If any of our relationships with Internet search websites terminate, or if such websites’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search websites, such as Google, MSN and Yahoo!, and other websites to direct a significant amount of traffic to our websites. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased and, instead, are determined and displayed solely by a set of formulas designed by search engine companies. Other listings can be purchased and are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other Internet websites, to direct a substantial share of the visitors to our websites and the advertiser customers we serve.

Our ability to maintain the flow of visitors directed to our websites by search websites and other Internet websites is not entirely within our control. For example, search websites frequently revise their algorithms in an attempt to optimize their search result listings. Changes in the methodologies used by search websites to display results could cause our websites to receive less favorable placements, which could reduce the number of users who link to our websites from these search websites. We may also make poor decisions regarding the purchase of search results or the placement of advertisements on other Internet websites, which could also reduce the number of users directed to our websites. Any reduction in the number of users directed to our websites would negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business and profitability.

If we are unable to meet rapid changes in technology, our services and technology and systems may become obsolete.

The Internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may not be able to respond in a timely manner to competitive innovations. To remain competitive, we must continue to enhance and improve the functionality and features of our online businesses. Further, to remain competitive, we must meet the challenges of the introduction by our competitors of new services using new technologies or the introduction of new industry standards and practices. In addition, the vendors we use to support our technology may not provide the level of service we expect or may not continue to provide their product or services on commercially reasonable terms or at all. If we fail to meet any of these potential changes or our vendors fail to provide the necessary support to our technology, our results of operations and financial condition could be negatively impacted.

Our success and growth depend to a significant degree upon the protection of our intellectual property rights.

As a media company, we have a significant intellectual property portfolio, especially copyrights and trademarks, and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. For example, we hold and maintain or have pending applications for numerous copyrights and trademarks in connection with our various publications, such as Apartment Guide. In addition, we also continuously develop and create proprietary software to enhance our ability to effectively and efficiently update the listings in our online and print publications. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business.

If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.

Our website addresses, or domain names, are critical to our business. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

Increases in paper costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our print products. We incurred paper price increases in both 2004 and 2005, after many years of stable or declining prices, with no increases during 2006. However, we experienced increased paper costs at the end of 2007, and we anticipate price increases in 2008. Paper cost increases will have an adverse effect on our future results to the extent we are unable to offset these increases through adjustment of production metrics or by passing these increases through to our customers.

We may be unable to realize the benefits of our net operating loss carryforwards and, as a result, lose our future tax savings, which could have a negative impact on our liquidity and financial position.

Net operating loss carryforwards, or NOLs, may be utilized to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. The IRS or state taxing authorities could challenge the amount of the NOLs, which could result in an increase in liability in the future for income taxes. Based on current federal and state corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings. However, if we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Our inability to utilize available NOLs, if any, could result in our being required to pay substantial additional federal and state taxes and interest, which may adversely affect our liquidity and financial position.

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

In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Internal Revenue Code, Section 382 of the Code imposes further limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Therefore, the future utilization of our NOLs may be subject to limitation for regular federal income tax purposes.

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

As of February 29, 2008, approximately 59% of the shares of our common stock were held by investment partnerships, of which KKR Associates, L.P. and KKR GP 1996 LLC are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares.

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

Our stock price is volatile.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors or our customers may make.

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

Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. If that happens, we might not be able to satisfy our debt obligations, which could have a substantial adverse effect on our ability to continue as a going concern. We may not be able to comply with these restrictions in the future, or, in order to comply with these restrictions, we may have to forego opportunities that might otherwise be beneficial to us.

Our accounting policies and methods are key to how we report our financial condition and results of operations and may require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with accounting principles generally accepted in the United States of America.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty of estimates about these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in this Report for more information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information with respect to our principal locations as of December 31, 2007. These properties were leased by us initially for use in our operations, but as a result of divestitures and consolidations, certain of these properties are now leased to third-party tenants. Of the total of approximately 1.1 million rentable square feet currently under lease, approximately 0.4 million rentable square feet are fully subleased to third parties. We consider the locations presently used by us for our operations to be adequate for our present needs. If we are forced for any reason to vacate any of our facilities due to lease expirations or any other reasons, we believe that equally suitable alternative locations are available on equally favorable terms in all of the locations where we do business.

Principal Locations	Principal Use	Approximate Rentable Square Feet (“RSF”)	Type of Ownership Expiration Date of Lease
New York, NY 745 Fifth Ave.	Executive and administrative offices	68,715	Lease expired in February 2008, and property has been vacated by PRIMEDIA; 30,442 RSF sublet as of December 31, 2007

New York, NY 1440 Broadway	Sublease	170,594	Lease expires in 2015; fully sublet as of December 31, 2007

New York, NY 261 Madison	Sublease	71,000	Lease expires in 2017; fully sublet as of December 31, 2007

Norcross, GA 3585 Engineering Drive	Executive and administrative offices	79,969	Lease expires in 2016

ITEM 3.	LEGAL PROCEEDINGS

We are involved in ordinary and routine litigation incidental to our business. In the opinion of management, though the ultimate outcome of these matters could be material to operating results in any given reporting period, there is no pending legal proceeding that would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the ticker symbol “PRM.” As of February 29, 2008, there were 545 holders of record of our common stock. The following table sets forth, for the quarterly periods indicated, the high, low and closing sales prices per share of our common stock as quoted on the NYSE at the end of regular trading, as well as the cash dividends declared per share of common stock:

	Stock Prices			Cash Dividends Declared per Share
2007 Quarters Ended	High	Low	Close
March 31	$16.50	$9.72	$15.96	$—
June 30	20.40	14.04	17.10	—
September 30	17.94	12.48	14.04	2.15
December 31	14.83	7.01	8.50	—

	Stock Prices			Cash Dividends Declared per Share
2006 Quarters Ended	High	Low	Close
March 31	$14.40	$9.00	$12.42	$—
June 30	12.54	7.20	10.98	—
September 30	11.28	7.98	9.12	—
December 31	11.40	8.70	10.14	—

Dividends

Our bank credit facilities impose certain limitations on the amount of dividends permitted to be paid on our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital and Other Resources—Financing Arrangements.”

We announced on March 5, 2008 that our Board of Directors had authorized our first regular quarterly cash dividend of $0.07 per share of common stock, payable on March 31, 2008, to stockholders of record on March 17, 2008. We currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on such factors as available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Equity Compensation Plan Information

Information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2007.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Performance Graph

The stock performance graph is not and shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, (collectively, the “Acts”) except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph assumes a $100 investment on December 31, 2002 (including reinvestment of all dividends) in our common stock, the S&P 500 Index and a composite peer group of companies in our line of business. The peer group consists of Autobytel Inc., Martha Stewart Living Omnimedia, Inc. and Meredith Corp. The stock performance on the following graph is not necessarily indicative of future stock price performance:

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
PRIMEDIA Inc.	$100	$137	$184	$78	$82	$71
S&P © 500	100	126	138	142	161	167
Peer Group (3 Stocks)*	100	128	170	144	159	135

*	The Three-Stock Peer Group consists of Autobytel Inc., Martha Stewart Living Omnimedia, Inc. and Meredith Corp. Previously, our custom peer group included Reader’s Digest Association Inc. (Class A), which is now excluded because, as a result of its acquisition in March 2007, it is no longer a public company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data were derived from the audited consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

During 2007, we completed the sale of Enthusiast Media and classified the operations of our Auto Guides division as discontinued due to the fact that we intend to sell it or shut it down by June 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the results of these operations as discontinued operations for all periods presented.

PRIMEDIA INC. AND SUBSIDIARIES

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenue, net(1)	$314,800	$307,929	$307,187	$286,511	$276,867
Depreciation and amortization of property and equipment	12,612	11,501	10,410	11,243	13,394
Amortization of intangible assets	3,492	3,286	3,140	3,174	3,593
Operating income	31,017	34,119	31,756	21,297	6,613
Interest expense	(77,660)	(126,940)	(128,980)	(120,506)	(119,765)
Loss from continuing operations	(55,678)	(65,114)	(101,306)	(109,991)	(101,759)
Discontinued operations, net of tax	547,123	103,344	665,924	145,461	140,631
Cumulative effect of change in accounting principle, net of tax(2)	—	22	—	—	—
Net income	491,445	38,252	564,618	35,470	38,872
Preferred stock dividends(5)	—	—	—	(13,505)	(41,853)
Income (loss) applicable to common stockholders	491,445	38,252	564,618	21,965	(2,981)
Basic and diluted income (loss) applicable to common stockholders per common share(3):
Loss from continuing operations	$(1.26)	$(1.48)	$(2.31)	$(2.84)	$(3.32)
Discontinued operations	12.40	2.35	15.19	3.35	3.25
Cumulative effect of change in accounting principle(2)	—	0.00	—	—	—

Income (loss) applicable to common stockholders	$11.14	$0.87	$12.88	$0.51	$(0.07)

Dividends declared per share of common stock	$2.15	$—	$—	$—	$—

Basic and diluted common shares outstanding (weighted-average)(3)	44,118,943	43,997,665	43,838,591	43,414,667	43,205,000

Balance Sheet Data:
Goodwill and intangible assets, net	$155,712	$862,025	$994,581	$1,145,463	$1,178,941
Total assets	256,864	1,254,329	1,389,468	1,559,048	1,636,121
Long-term debt(4)	247,575	1,316,959	1,456,770	1,635,964	1,562,441
Shares subject to mandatory redemption (Exchangeable preferred stock)(5)	—	—	—	474,559	474,559

Notes to Selected Financial Data

(1)	As a result of the classification of the Enthusiast Media segment and the Auto Guides division as discontinued operations during 2007 and the related requirements of SFAS No. 144, we reclassified amounts from revenue, net to discontinued operations for the years ended December 31, 2006, 2005, 2004 and 2003 as follows:

	Years Ended December 31,
	2006	2005	2004	2003
	(Dollars in thousands)
Revenue, net (as reported in 2006 Form 10-K)	$849,309	$821,728	$803,554	$801,662
Less:
Effect of SFAS No. 144	541,380	514,541	517,043	524,795

Revenue, net (as reclassified)	$307,929	$307,187	$286,511	$276,867

(2)	Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Prior to the adoption of this statement, we expensed the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted on January 1, 2003 using the prospective method. Upon adoption of SFAS No. 123(R), we were also required to expense the fair value of any awards that were granted prior to January 1, 2003 and that were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle was less than $0.1 million, which is included in the results of operations for the year ended December 31, 2006.

(3)	Income (loss) per common share has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all years presented.

The securities that could potentially dilute basic earnings per share in the future consist of 1.6 million warrants at December 31, 2007, 2006, 2005, 2004 and 2003; and an aggregate of 2.9 million, 3.4 million, 3.6 million, 4.6 million and 5.3 million stock options and nonvested shares at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Potentially dilutive securities were not included in the computation of diluted income (loss) per common share because the effect of their inclusion, as measured against loss from continuing operations, would be anti-dilutive.

(4)	Excludes current maturities of long-term debt.

(5)	We adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, prospectively, effective July 1, 2003, which required us to classify as long-term liabilities our Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. Such stock is described as shares subject to mandatory redemption, and dividends on these shares are now described as interest on shares subject to mandatory redemption, whereas previously they were presented below net income (loss) as preferred stock dividends. The adoption of SFAS No. 150 increased the loss from continuing operations for the years ended December 31, 2005, 2004 and 2003 by $25.0 million, $45.1 million and $22.5 million, respectively, which represents interest on shares subject to mandatory redemption of $24.2 million, $43.8 million and $21.9 million, respectively, and amortization of issuance costs of $0.8 million, $1.3 million and $0.6 million, respectively, which are included in the amortization of deferred financing costs in the consolidated statement of operations. If SFAS No. 150 had been adopted on January 1, 2001, loss from continuing operations would have increased by $22.7 million for the year ended December 31, 2003. The 2003 increase to loss from continuing operations has been reduced by a net gain of $0.9 million on exchanges of the shares subject to mandatory redemption. During 2005, we purchased all of our outstanding shares subject to mandatory redemption.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

Our Business

We are an integrated media company that publishes and distributes advertising-supported print and online consumer guides primarily for the apartment leasing and new home sectors of the residential real estate industry. Our guides are provided free of charge to end users. In 2007, we distributed approximately 38 million of our print guides to approximately 60,000 U.S. locations through our proprietary distribution network, DistribuTech. DistribuTech also provides distribution services to more than 2,000 third-party publications. Our principle digital assets include the websites associated with our print publications, as well as Rentals.com, the leading paid listings website for residential real estate rentals.

As a result of the divestiture of several of our businesses, the business that we have historically referred to as our Consumer Guides segment now constitutes all of our continuing operations. Our revenue is generated by our Consumer Guides businesses, primarily from advertising (print and online) and third-party distribution.

Business Trends and Outlook

The U.S. is currently experiencing its worst downturn in the residential real estate industry in almost two decades, and we have little visibility as to the timing of any improvement in the new home sales sector or related credit markets. The longer an economic downturn continues, the more likely it becomes that our customers may significantly reduce their marketing and advertising budgets overall, in specific markets, or both.

We expect that 2008 will be challenging for all of our businesses in many markets, but we are experiencing early indications of positive trends in the apartment leasing sector, where occupancy rates have fallen to more normalized levels in some markets. However, we do not expect significant additional apartment inventory in 2008, as construction levels remain low. With respect to our Rentals.com business, we expect strong online competition to persist in 2008, as we focus on improving site engineering and performance and driving traffic through search engine optimization. We will continue to pursue and invest in growth opportunities for these businesses in a strategic and thoughtful manner, looking at initiatives such as online enhancements to our product portfolio and selective market expansion.

We expect weakness in the new home sales sector to continue and spread to additional markets in 2008, and we intend to continue prudently managing our cost structure to operate our New Homes division as efficiently as possible, which in this environment may include suspension of publications in a small number of markets, if conditions worsen, as we cultivate our client relationships to best position us for when this sector improves.

We anticipate weakness in DistribuTech, driven primarily by lower revenue that will not offset higher retail display allowance expenses due to expansion of retail locations. Our distribution business continues to be impacted by lower revenue from customers who publish free publications, particularly those within the resale home sector who are scaling back or ceasing operations. We do not publish any products for the resale home sector. We will continue to focus on broadening our customer base and expanding our product and service offerings within this business. We will also seek to optimize further our distribution network by eliminating select retail locations that are no longer cost effective.

Transition Plan

We are in the process of relocating our corporate headquarters from New York to Norcross, Georgia, where our Consumer Guides business is based. We expect to continue certain of our New York-based functions and incur their associated costs through June 2008.

2007 Summary Consolidated Results

In 2007, revenue was $314.8 million, up 2.2% as compared to $307.9 million in 2006. In 2007, operating expenses were $283.8 million, up 3.6% compared to $273.8 million in 2006. In 2007, operating income was $31.0 million, down 9.1% from $34.1 million in 2006. Net income was $491.4 million in 2007, including gain on sale of businesses, net of tax, of $459.1 million, compared to $38.3 million in 2006, including gain on sale of businesses, net of tax, of $62.4 million.

Results of Operations

2007 Compared to 2006

Consolidated Results

Revenue, Net

Revenue Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Advertising	$257,164	$251,974	$5,190	2.1%
Distribution	57,636	55,955	1,681	3.0

Total revenue, net	$314,800	$307,929	$6,871	2.2%

Advertising revenue increased primarily due to the expansion of our single unit real estate rental product line, Rentals.com, New Home Guide organic growth and the launches of three New Home Guide publications during 2007. Our Apartment Guide achieved sequential quarter-over-quarter growth beginning in the second quarter of 2007 as it began to overcome the high levels of condominium conversions and decreased vacancy rates experienced throughout 2006 and into the first half of 2007, which eliminated existing and potential customers from Apartment Guide markets.

Advertising Revenue

Advertising revenue is derived from two principal businesses and are summarized as follows:

Advertising Revenue Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Apartments	$206,424	$205,705	$719	0.3%
New Homes	50,740	46,269	4,471	9.7

Total advertising revenue, net	$257,164	$251,974	$5,190	2.1%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 80% of 2007 advertising revenue, experienced a slight revenue increase for the year. Advertising revenue increased in 2007, primarily due to an increase in Rentals.com revenue, which effectively offset Apartment Guide decreases of 1.9% in the number of advertising pages sold and 1.7% in the average rate per advertising page.

The entire Rentals.com network of websites grew revenue approximately 70.0% in 2007 compared to 2006; however, if all operations included in 2007 were owned in 2006, the growth in revenue would have been approximately 35.2%. Rentals.com primarily serves advertisers of property types that we refer to as single units, including rental houses, town homes, condominiums, apartments and communities with less than 50 rental units.

During 2007, Apartment Guide benefited from reductions in occupancy rates across most of its markets along with reduced condominium conversion activity. By the end of 2007, only 13% of the Apartment Guide markets were selling in environments with high occupancies, which we consider to be 95% or higher. In our current Apartment Guide markets, occupancy rates range from 75.3% to 99.6%, with the majority of markets experiencing occupancy levels between 90% and 95%.

We believe 2007 was the beginning of a turnaround in this business resulting from our actions to strengthen client relationships and promote the value of blended media, while providing clients with advertising tools to better track results and demonstrate our effectiveness in generating customer leads and leases. In addition, we are exploring opportunities to expand into new markets by leveraging our existing distribution network.

New Homes

The New Home Guide/NewHomeGuide.com business, representing approximately 20% of 2007 advertising revenue, continued to deliver strong results with total revenue growth of 9.7% in 2007. During 2007, we launched two New Home Guide publications in Richmond and Colorado Springs and a New Home Guide Professional Edition in Charlotte, which targets realtors. These new publications contributed to an increase of 2.7% in the number of advertising pages sold. We also experienced an increase of 5.9% in the average rate per advertising page during 2007. This growth also reflects New Home Guide having established itself as one of the most cost-effective and attractive media channels for home builders and its ability to successfully adapt to changing new home market conditions.

Distribution Revenue

Distribution revenue, which relates to our distribution arm, DistribuTech, increased by 3.0% in 2007 compared to 2006. This increase was primarily attributable to a 3.4% increase in the number of pockets sold in our display racks as the result of the addition of over 2,000 new retail locations during 2007. This growth was slightly offset by a 0.4% decrease in the average revenue per pocket, as most of the new pockets sold were in the lower levels of our racks, which command less revenue than the more desirable upper level. Our growth in distribution revenue was outpaced by the growth in our distribution costs resulting from the addition of new retail locations and the extension of national grocery chain relationships.

Operating Expenses

Operating Expenses Component	For the Years Ended December 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
	2007	2006
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$29,078	$30,404	$(1,326)	(4.4)%
Marketing and selling	81,064	76,432	4,632	6.1
Distribution and circulation	83,561	78,494	5,067	6.5
Editorial	5,577	5,559	18	0.3
Other general expenses	28,162	29,536	(1,374)	(4.7)
Corporate administrative expenses	29,585	37,264	(7,679)	(20.6)
Depreciation and amortization of property and equipment	12,612	11,501	1,111	9.7
Amortization of intangible assets	3,492	3,286	206	6.3
Provision for restructuring costs	10,496	1,306	9,190	703.7
Other	156	28	128	457.1

Total operating expenses	$283,783	$273,810	$9,973	3.6%

The increase in operating expenses was due to increases in marketing and selling, distribution and circulation, and provision for restructuring costs, partially offset by reductions in cost of goods sold and other general and corporate administrative expenses. The cost of goods sold decline was a result of lower printing costs due to the full year impact of 2006 printing contract renewals. Other general and corporate administrative expenses declined primarily due to reductions in our corporate overhead, mainly due to the transition of the New York corporate function to Norcross, GA. resulting from the sale of the Enthusiast Media segment and the majority of the Education segment in 2007. Marketing and selling expenses increased due to the full year impact of hiring salespeople for Rentals.com and Apartment Guide. Distribution and circulation expenses increased due to the addition to our DistribuTech distribution network of approximately 2,000 retail locations and extending national grocery chain relationships. The provision for restructuring costs increase related to the transition of corporate functions.

Other Expenses

Other Expense Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Interest expense	$(77,660)	$(126,940)	$49,280	38.8%
Amortization of deferred financing costs	(1,743)	(2,567)	824	32.1
Other expenses, net	(40,020)	(1,309)	(38,711)	(2,957.3)

Total other expenses	$(119,423)	$(130,816)	$11,393	8.7%

Other expenses decreased due to lower debt service cost, partially offset by losses on our third quarter 2007 debt redemptions.

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes due 2013 (the “8% Senior Notes”) and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. This decrease was partially offset by higher interest rates. In connection with these debt redemptions, we recorded a loss in other expenses, net of approximately $44.3 million, including the write-off of deferred financing costs of approximately $8.7 million.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operating results of our divested entities and entities to be divested as of December 31, 2007 as discontinued operations in the consolidated statement of operations for all periods presented.

Discontinued operations includes the operations of the Enthusiast Media segment, which was discontinued in the first quarter of 2007, the Education segment, which was discontinued in the fourth quarter of 2006, and the Business Information segment, which was discontinued and sold during 2005. The Education segment was comprised of Channel One, Films Media Group and PRIMEDIA Healthcare. We completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations, due to our intent to sell or shut down the operations of the Auto Guides division by June 2008.

Discontinued operations for the years ended December 31, 2007 and 2006 includes revenue of $358.8 million and $741.5 million, respectively, and operating income of $573.1 million and $163.6 million, respectively, which includes gain on sale of businesses. The gain on sale of businesses, net of tax, was $459.1 million and $62.4 million for the years ended December 31, 2007 and 2006, respectively.

2006 Compared to 2005

Consolidated Results

Revenue, Net

Revenue Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005
	(Dollars in thousands)
Advertising	$251,974	$250,958	$1,016	0.4%
Distribution	55,955	56,229	(274)	(0.5)

Total revenue, net	$307,929	$307,187	$742	0.2%

Advertising revenue increased primarily due to the full-year benefit of launches or acquisitions of seven New Home Guide publications during 2005. Our Apartment Guide was impacted by high levels of condominium conversions that eliminated existing and potential customers from Apartment Guide markets and decreased vacancy rates in those markets.

Advertising Revenue

Advertising revenue is derived from two principal businesses and are summarized as follows:

Advertising Revenue Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005
	(Dollars in thousands)
Apartments	$205,705	$216,970	$(11,265)	(5.2)%
New Homes	46,269	33,988	12,281	36.1

Total advertising revenue, net	$251,974	$250,958	$1,016	0.4%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 82% of 2006 advertising revenue, continued to face challenging market conditions during 2006. The decrease in revenue was due to a 10.2% decrease in the number of advertising pages sold in 2006 and a 0.6% decrease in the average rate per advertising page, which were primarily due to high occupancy rates across over half of the markets along with a reduced advertiser base as a result of continued losses from condominium conversions. These decreases were partially offset by growth in Rentals.com. Although the rate of condominium conversions slowed considerably from 2005, the lost advertiser base from conversions in prior periods and high occupancy rates continued to negatively impact the business.

New Homes

The New Home Guide/NewHomeGuide.com business, representing approximately 18% of 2006 advertising revenue, continued to deliver strong results with total revenue growth of 36%, and 38% organic growth, in 2006. The launch or acquisition of seven publications in 2005 resulted in a 27.4% increase in the number of advertising pages sold in 2006, which also saw a 9.4% increase in the average rate per advertising page.

Distribution Revenue

Distribution revenue, which relates to DistribuTech, decreased slightly in 2006 compared to 2005, due primarily to a 1.4% decrease in the number of pockets sold in our display racks, which was slightly offset by a 0.9% increase in the average revenue per pocket.

Operating Expenses

Operating Expense Component	For the Years Ended December 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
	2006	2005
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$30,404	$33,374	$(2,970)	(8.9)%
Marketing and selling	76,432	75,714	718	0.9
Distribution and circulation	78,494	83,264	(4,770)	(5.7)
Editorial	5,559	5,851	(292)	(5.0)
Other general expenses	29,536	28,458	1,078	3.8
Corporate administrative expenses	37,264	34,098	3,166	9.3
Depreciation and amortization of property and equipment	11,501	10,410	1,091	10.5
Amortization of intangible assets	3,286	3,140	146	4.6
Severance related to separated senior executives	—	1,775	(1,775)	(100.0)
Provision for restructuring costs	1,306	(444)	1,750	394.1
Other	28	(209)	237	113.4

Total operating expenses	$273,810	$275,431	$(1,621)	(0.6)%

The decrease in operating expenses was primarily due to decreases in cost of goods sold, distribution and circulation, and severance, partially offset by increases in corporate administrative expenses and provision for restructuring costs. Cost of goods sold decreased due to reduced printing prices and reduced total pages, partially offset by increased paper prices. Distribution and circulation declined due to the elimination of a national grocery retail program, partially offset by the addition of regional retail programs in support of DistribuTech’s strategy to continually optimize its distribution locations. The decrease in severance was due to the 2005 payment to our former President and Chief Executive Officer. Corporate administrative expenses increased due to expenses related to the strategic direction of our continuing operations and professional fees for tax services. The increase in provision for restructuring costs was due to a 2006 initiative to streamline operations, reduce layers of management and consolidate real estate.

Other Expenses

Other Expense Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2006	2005
	(Dollars in thousands)
Interest expense	$(126,940)	$(128,980)	$2,040	1.6%
Interest on shares subject to mandatory redemption	—	(24,203)	24,203	100.0
Amortization of deferred financing costs	(2,567)	(4,291)	1,724	40.2
Other expenses, net	(1,309)	(13,806)	12,497	90.5

Total other expenses	$(130,816)	$(171,280)	$40,464	23.6%

Other expenses decreased primarily due to the elimination of interest on shares subject to mandatory redemption, and debt redemptions occurring in 2006 and 2005. Interest on shares subject to mandatory redemption was eliminated in 2006 as we purchased all of our shares subject to mandatory redemption during 2005. Other expense, net decreased primarily due to losses incurred of $3.5 million associated with the prepayment of our term loan A and term loan B in 2005, $4.3 million associated with our redemption of our 7 5/8% Senior Notes in 2005, and $9.9 million associated with the write-offs of deferred financing costs and premiums paid in connection with the purchase of all of our outstanding shares subject to mandatory redemption during 2005. During 2006, we redeemed a portion of our 8% Senior Notes and 8 7/8% Senior Notes, recording a loss of $2.6 million. This was partially offset by interest income on short-term investments of $0.6 million.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operating results of our divested entities and entities to be divested as of December 31, 2007 as discontinued operations for all periods presented.

Discontinued operations includes the operations of the Enthusiast Media segment, which was discontinued in the first quarter of 2007, the Education segment, which was discontinued in the fourth quarter of 2006, and the Business Information segment, which was discontinued and sold during 2005. The Education segment was comprised of Channel One, Films Media Group and PRIMEDIA Healthcare. We completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations, due to our intent to sell or shut down the operations of the Auto Guides division by June 2008.

Discontinued operations for the years ended December 31, 2006 and 2005 include revenue of $741.5 million and $947.8 million, respectively, and operating income of $163.6 million and $720.4 million, respectively, which includes gain on sale of businesses. The gain on sale of businesses, net of tax, was $62.4 million and $604.2 million for the years ended December 31, 2006 and 2005, respectively.

Liquidity, Capital and Other Resources

During 2007, we reduced long-term debt by $1,069.4 million through the use of proceeds from asset sales. At December 31, 2007, we had cash and unused credit facilities of $106.4 million, as further detailed below under Financing Arrangements, compared to $261.5 million as of December 31, 2006. The use of this cash and unused credit facilities is subject to customary conditions contained in our debt agreements. Our asset sales, debt redemption and investment in organic growth have facilitated our objective to become a better strategically focused company, while strengthening our balance sheet and improving liquidity.

As is more fully described under Financing Arrangements below, we have required debt repayments of $5.1 million during 2008. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt and other anticipated expenditures for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $(0.3) million at December 31, 2007 compared to $27.8 million at December 31, 2006. The decrease in working capital was primarily due to the sales of the Enthusiast Media segment, the Outdoors group and the majority of the Education segment during 2007.

Cash Flow—2007 Compared to 2006

Net cash used in operating activities was $45.5 million in 2007, compared to net cash generated from operating activities of $37.8 million in 2006. This decrease was primarily due to the settlement during 2007 of numerous accrued expenses and other liabilities existing at December 31, 2006, including payroll, commissions and related employee benefits, retail display costs and allowances, rent and lease liabilities, circulation costs and deferred purchase price obligations, as well as cash paid for taxes. The decreases in these liabilities were largely due to the divestitures completed in 2007. Cash used in operating activities was partially offset by a decrease in cash paid for interest due to a lower average balance of debt outstanding during 2007. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down;

therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Net cash provided by investing activities increased to $1,261.6 million in 2007 from $103.0 million in 2006. This increase was primarily due to the sale of the Enthusiast Media segment and most of the Education segment during 2007. The proceeds from the sale of businesses (net of payments related to the sale of business) increased approximately $1,178.9 million in 2007. We expect capital spending in 2008 to remain relatively consistent with the 2007 spend.

Net cash used in financing activities was $1,207.2 million in 2007 compared to $142.2 million in 2006. This increase in use of cash is primarily due to the increase in repayment of debt of approximately $977.5 million in 2007, as well as cash dividends paid on our common stock of $95.0 million.

Cash Flow—2006 Compared to 2005

Net cash provided by operating activities was $37.8 million in 2006, compared to net cash used in operating activities of $12.4 million in 2005. This increase was primarily due to the absence of interest expense on shares subject to mandatory redemption in 2006, as well as a reduction in interest expense due to lower average debt levels. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Net cash provided by investing activities decreased to $103.0 million in 2006 from $687.6 million in 2005. This decrease was largely due to the decrease in proceeds from sale of businesses of $671.3 million, as we completed the sales of our Workplace Learning division for approximately $21.3 million, About.com for approximately $410.6 million, our Business Information segment for approximately $385.0 million and Ward’s for $5.8 million during 2005. This was partially offset by the decrease in payments for businesses acquired, net of cash acquired, of $81.9 million, primarily due to the acquisitions of Automotive.com for $68.7 million (cash portion), New Home Update for $15.8 million and Equine for approximately $3.5 million in 2005.

Net cash used in financing activities was $142.2 million in 2006, compared to $681.0 million in 2005. This decrease in the use of cash is predominantly due to payments for the redemption of shares subject to mandatory redemption of $479.3 million in 2005 and decreased payments for repurchases of senior notes of $106.0 million. We purchased all of our outstanding shares subject to mandatory redemption during 2005.

Why We Use the Term Free Cash Flow

Free cash flow is defined as net cash provided by operating activities adjusted for additions to property, equipment and other, net, exclusive of acquisitions, and capital lease payments.

We believe that the use of free cash flow enables our chief operating decision maker, our President and CEO, to make decisions based on our cash resources. We believe that free cash flow provides useful information to investors as it is considered to be an indicator of our liquidity, including our ability to reduce debt and make strategic investments.

Free cash flow is not intended to represent cash flows from operating activities as determined in conformity with accounting principles generally accepted in the United States, or GAAP. Free Cash Flow, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate free cash flow in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

The following table presents our free cash flow:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(45,545)	$37,751	$(12,410)
Additions to property, equipment and other, net, exclusive of acquisitions	(20,352)	(26,762)	(30,201)
Capital lease payments	(739)	(2,448)	(4,636)

Free cash flow	$(66,636)	$8,541	$(47,247)

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$90,037	$128,819	$134,259

Cash paid for interest on shares subject to mandatory redemption	$—	$—	$33,305

Cash paid for income taxes, net of refunds received	$41,755	$4,504	$4,767

Cash paid for restructuring costs	$8,779	$6,218	$9,514

Our free cash flow was negative in 2007, primarily due to sales of discontinued operations and increased cash paid for taxes, primarily related to divestitures, partially offset by lower debt service, due to a lower average balance of debt outstanding, and by lower additions to property. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

On August 1, 2007, we completed the financing for a $350.0 million senior secured bank credit facility. The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). We capitalized approximately $6.3 million of financing costs associated with the new credit facilities.

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The interest rate on the Term Loan B Facility at December 31, 2007 was 7.08%.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and ending on June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we are required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

Amounts borrowed under the Term Loan B Facility combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492.5 million in principal of our existing term loan at June 30,

2007, redeem all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeem $292.2 million in principal of our 8% Senior Notes due 2013, redeem all $122.5 million in principal of our Senior Floating Rate Notes due 2010, pay approximately $16.0 million of accrued interest on our 8% Senior Notes, approximately $32.0 million of premiums and consent payments and approximately $9.0 million of financing and legal fees. At the time of the debt refinancing, we recorded a loss of approximately $44.3 million, including a write-off approximately $8.7 million of deferred financing costs, which is included in other expense, net in the consolidated statement of operations.

During 2006, we redeemed a total of $65.5 million in principal of our 8 7/8% Senior Notes due 2011 in several transactions, for $64.0 million plus $0.6 million of accrued interest. Also during 2006, we redeemed a total of $5.2 million in principal of our 8% Senior Notes due 2013 in two different transactions for $4.8 million plus $0.2 million of accrued interest, and we redeemed a total of $52.5 million in principal of our Senior Floating Rate Notes Due 2010 in four different transactions for $55.1 million plus $0.5 million of accrued interest. As a result of these transactions, we recorded a loss of $2.6 million net of the write-off of unamortized deferred financing costs and bond discount for the year ended December 31, 2006. This loss is included in other expense, net in the consolidated statement of operations.

On September 30, 2005, we entered into a new $500.0 million term loan credit facility with a maturity date of September 30, 2013. The term loan bore interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. We applied the net proceeds from the sale of our Business Information segment and a portion of the term loan to repay $362.9 million of other term loan commitments. In addition, we permanently reduced our total revolving loan commitments in an aggregate principal amount of $79.1 million. We recorded a loss of $3.5 million in other expense, net in the consolidated statement of operations for the year ended December 31, 2005 related to the write-off of unamortized deferred financing costs relating to the credit facilities.

The bank credit facilities consisted of the following at December 31, 2007 (dollars in thousands):

	Revolver	Term B	Total
Bank credit facilities	$100,000	$250,000	$350,000
Borrowings outstanding	—	(250,000)	(250,000)
Letters of credit outstanding	(8,285)	—	(8,285)

Unused bank commitments	$91,715	$—	$91,715

Under the new bank credit facilities agreement, we have agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on our debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The weighted-average of our commitment fees under the new bank credit facilities for the five months it was outstanding during 2007 was 0.36%. We also have agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, we may pay amendment fees under our bank credit facilities.

The bank credit facilities agreement, among other things, limits our ability to change the nature of our businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments, including dividend payments on or repurchases of our common stock.

8% Senior Notes

The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and have interest payable semi-annually in May and November at an annual rate of 8%.

We currently intend to redeem the remaining 8% Senior Notes in the first half of 2008. In 2007, we solicited consents to proposed amendments to the indentures governing the Senior Notes, which would eliminate substantially all of the restrictive covenants contained in the indentures and the 8% Senior Notes, eliminate certain events of default, modify covenants regarding mergers and consolidations, and modify or eliminate certain other provisions, including certain provisions relating to defeasance, contained in the indentures and the 8% Senior Notes. The supplemental indentures that were the subject of the consent solicitations are now operative. The events of default contained in the 8% Senior Notes are generally less restrictive than those contained in our bank credit facilities.

Interest Rate Swaps

During 2007, we entered into four interest rate swap agreements, each with a notional amount of $50.0 million. As of December 31, 2007, we had designated all of the interest rate swaps to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. One of the interest rate swaps matures on December 31, 2008; two mature on September 30, 2009; and one matures on December 31, 2009.

Contractual Obligations

The 8% Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The 8% Senior Notes are secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.).

If we become subject to a change of control, as defined in the indentures governing the 8% Senior Notes, each holder of the 8% Senior Notes will have the right to require us to purchase any or all of its Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased 8% Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

Our contractual obligations at December 31, 2007 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-term debt obligations, including current portion	$252,576	$5,076	$5,000	$5,000	$237,500
Interest on long-term debt obligations(1)	108,013	14,307	26,848	32,210	34,648
Capital lease obligations, including current portion	261	186	73	2	—
Interest on capital lease obligations	35	29	6	—	—
Operating lease obligations(2)	154,781	25,972	41,679	34,684	52,446
Workplace Learning lease obligations(3)	14,006	3,926	4,811	3,462	1,807

Total	$529,672	$49,496	$78,417	$75,358	$326,401

(1)	Interest payments are based on our projected interest rates and estimated principal amounts outstanding for the periods presented, giving effect to the interest rate swaps designated in a cash flow hedging relationship against the debt. See Interest Rate Swaps discussion above.

(2)	Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease income aggregating $80.5 million as of December 31, 2007. Operating lease obligations include restructuring liabilities.

(3)	Present value of expected future net payments related to Workplace Learning lease obligations. See Contingencies and Other discussion below for further detail.

The contractual obligations table above does not contain any of our $92.7 million in unrecognized tax benefits at December 31, 2007, which resulted in a recorded liability of $23.4 million that has been accrued in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, because we are unable to determine when, or if, payment of these amounts will be made.

We had no borrowings outstanding at December 31, 2007 under the revolving loan portion of the bank credit facility. Consequently, no interest payments for the revolving loan portion of the bank credit facility are included in the above table.

We have other commitments in the form of letters of credit of $8.3 million aggregate face value, which expire on or before December 31, 2008.

A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of July 2007, our senior debt ratings from Moody’s and Standard and Poor’s was Ba3 and BB, respectively.

In January 2008, we liquidated $15.4 million in available for sale securities. We also announced on March 5, 2008 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on March 31, 2008, to stockholders of record on March 17, 2008. We expect to pay this dividend out of our existing cash balance, including cash generated through the liquidation of the available for sale securities. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on such factors as available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in the new bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1.

Below, we are providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facility agreement. Under our bank credit facility and 8% Senior Note agreements, we are allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. We have designated certain of our businesses as unrestricted (the “Unrestricted Group”), which represent primarily Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown, and foreign subsidiaries. Indebtedness under the bank credit facilities and 8% Senior Note agreements is guaranteed by each of our domestic subsidiaries in the Restricted Group (excluding Automotive.com) in accordance with the provisions and limitations of our bank credit facilities and 8% Senior Note agreements. The guarantees are full, unconditional, and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or 8% Senior Notes. For purposes of determining compliance with certain financial covenants under our bank credit facility, the Unrestricted Group’s results (positive or negative) are not reflected in the consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters’ results of acquisitions and divestitures and estimated savings for acquired businesses.

The following represents a reconciliation of our earnings before interest, taxes, depreciation and amortization, or EBITDA, of the Restricted Group for purposes of the leverage ratio as defined in the bank credit facilities agreements to net income:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)
EBITDA of the Restricted Group	$90,813	$226,381
EBITDA loss of the Unrestricted Group	(23,745)	(47,445)
EBITDA loss of divested units and other adjustments	(8,809)	(124,888)
Depreciation of property and equipment	(12,612)	(11,501)
Amortization of intangible assets and other	(3,492)	(3,286)
Non-cash compensation	(486)	(3,808)
Provision for restructuring costs	(10,496)	(1,306)
Other	(156)	(28)

Operating income	31,017	34,119
Other expenses:
Interest expense	(77,660)	(126,940)
Amortization of deferred financing costs	(1,743)	(2,567)
Other expenses, net	(40,020)	(1,309)

Loss from continuing operations before benefit for income taxes	(88,406)	(96,697)
Benefit for income taxes	32,728	31,583

Loss from continuing operations	(55,678)	(65,114)
Discontinued operations	547,123	103,344
Cumulative effect of change in accounting principle	—	22

Net income	$491,445	$38,252

The EBITDA loss of the Unrestricted Group, as defined in the bank credit facilities agreements, is comprised of the following categories:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Internet properties	$2,598	$18,984
Traditional turnaround and start-up properties	15,482	22,217
Related overhead and other charges	5,665	6,244

	$23,745	$47,445

We have established intercompany arrangements that reflect transactions, such as leasing, licensing, sales and related services, and cross-promotion, between our businesses in the Restricted Group and the Unrestricted Group, which we believe are on an arms’ length basis and as permitted by the bank credit facilities and 8% Senior Note agreements. These intercompany arrangements afford strategic benefits across our properties and, in particular, enable the Unrestricted Group to utilize established brands and content, promote brand awareness, and increase traffic and revenue to the properties of the Unrestricted Group. For our consolidated financial reporting, these intercompany transactions are eliminated in consolidation.

The calculation of our leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as our consolidated debt divided by the EBITDA of the Restricted Group. At December 31, 2007, this leverage ratio was approximately 2.9 to 1, compared to 5.9 to 1 at December 31, 2006.

Contingencies and Other

We are involved in ordinary and routine litigation incidental to our business. In the opinion of management, though the ultimate outcome of these matters could be material to operating results in any given reporting period, there is no pending legal proceeding that would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

As of and for the year ended December 31, 2007, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

Workplace Learning

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. We received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse us for lease payments made (the “Guaranty”). In the first half of 2006, we made payments on behalf of Workplace Learning pursuant to our secondary liability. During the second quarter of 2006, we recorded a liability for the fair value of the lease payments, net of sublease income, related to our secondary liability on the lease payments. At that time, we also recorded a receivable of $10.0 million for the amount due from the third-party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter of 2006, we recorded a charge of approximately $7.2 million to discontinued operations. In the second half of 2006, we commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, we determined that it was not probable that the third party would remit payment, as required under the Guaranty, and we fully reserved for the $10.0 million receivable with a charge to discontinued operations as of December 31, 2006. We continue to exercise all available legal remedies against the third-party guarantor and to fulfill our secondary obligation regarding the Workplace Learning leases.

At December 31, 2007, we have recorded a total liability of $14.0 million for the fair value of the future lease payments, net of estimated sublease income, in the consolidated balance sheet.

Indemnifications

We are a party to contracts in which it is common for us to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

Additionally, in connection with the sale of assets and the divestiture of businesses, we may agree to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to: (i) the representations and warranties made by us to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include tax liabilities and other liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to us but simply serve to protect the buyer from potential liability associated with our obligations existing at the time of the sale. As with any liability, we have previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of indemnities which result from asset sales and divestitures. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, we will accrue a liability when future payment is probable and the amount is reasonably estimable.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon the amounts reported in our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts. The significant accounting policies, outlined in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies,” are integral to an understanding of management’s discussion and analysis. The accounting policies and estimates that we believe are the most critical to an understanding of the results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. We base some of our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Additionally, GAAP allows or requires many assets and liabilities to be accounted for at fair value, which is defined to be the price at which an asset or liability would be valued in an open market transaction. GAAP also requires that certain assets be assessed for impairment based on fair value. In cases where active markets do not exist, as discussed below, modeling or other techniques may be required to estimate fair value. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period to period in the future.

We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosures relating to them in this Management’s Discussion and Analysis.

Goodwill Impairment Testing. Goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test, at least annually. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in business combinations. The value of goodwill is ultimately derived from an entity’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, we must test, at a reporting unit level, goodwill for impairment and have established October 31 as the annual impairment testing date. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Our assets and liabilities are assigned to reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit. The goodwill impairment test is conducted by calculating the present value of expected cash flows of the reporting unit, which begins with management’s forecast of earnings in the subsequent fiscal year. A growth factor is applied to estimate earnings in the four years following that. A discount factor, approximating our weighted-average cost of capital, is then applied to the five years of forecasted cash flows plus an expected residual value to determine the present value. The resulting present value is compared to the recorded equity of the reporting unit. As long as the present value is greater, there is no impairment to goodwill. In the annual assessment for 2007, there was no indicated impairment to goodwill.

While we believe all assumptions utilized in our assessment of goodwill for impairment are reasonable and appropriate, changes in actual earnings and the growth rate of future earnings, the effective tax rate and our weighted-average cost of capital could all cause different results for the calculation of the present value of future cash flows. The most sensitive of these assumptions is future earnings. Based on the 2007 assessment for impairment, a 10% decline in the amount of future earnings would not result in an indicated goodwill impairment.

Long-Lived Assets. We must review our long-lived assets for impairment whenever events and circumstances indicate assets might be impaired. Those events and circumstances include, but are not limited to, a significant change in the extent to which an asset is utilized (e.g., when a decision is made to dispose of an asset and certain other criteria are met), a significant decrease in the market price of an asset and a significant adverse change in the business climate that could affect the value of an asset, and operating or cash flow losses associated with the use of an asset. When such a review is conducted, we use an estimate of undiscounted cash flows, which are derived from our historical experience and long-term business plans, over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of an asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Valuation Allowances for Deferred Tax Assets. Deferred tax assets and liabilities arise from timing differences (i.e., amounts that are recognized as income or deducted as expenses at different times for GAAP and tax purposes). Deferred tax assets also arise from benefits recorded from NOLs (i.e., amounts representing losses for tax purposes that may be utilized in future years to offset taxable income). A net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized within a relatively short period, generally no more than three years. The valuation allowance must be sufficient to reduce the net deferred tax asset to the amount that is more likely than not to be realized. Changes in the valuation allowance are recorded as increases or decreases in income tax expense. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law; and
•	Tax-planning strategies that would, if necessary, be implemented to, for example:
¡	Accelerate taxable amounts to utilize expiring carryforwards; or
¡	Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss.

Evidence available about each of those possible sources of taxable income will vary for different tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that is recognized for deferred tax assets. After consideration of the available evidence, a valuation allowance, if warranted, is established to reduce the deferred tax asset to the amount that is more likely than not to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. In evaluating the ability to realize deferred tax assets, including NOLs, and any need for a valuation allowance it is necessary to first consider the recognition threshold for uncertain tax positions and reduce the deferred tax assets by any required FIN 48 reserve.

At December 31, 2007, we had aggregate federal NOLs of approximately $425 million, which are available to reduce future taxable income through 2024. In addition, we have significant state and local NOLs in various jurisdictions in which we and/or our subsidiaries file income tax returns. These state and local NOLs expire over various periods based on applicable state and local regulations. The federal, state and local NOLs are the single largest component of our net deferred tax asset. Additionally, since amortization of tax-deductible goodwill and trademarks ceased for GAAP purposes on January 1, 2002, we expect that deferred tax liabilities will arise each quarter because the taxable temporary differences related to the amortization of these assets are not expected to reverse prior to the expiration period of our deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Consequently, we continue to record a valuation allowance in excess of our net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the NOL period.

Based on the available evidence at December 31, 2007, we have recorded a full valuation allowance against our net deferred tax asset. To the extent that we develop a pattern of producing positive net income in the future, our NOLs may be available to reduce taxable income, which may allow our valuation allowance to be adjusted downward. The utilization of such NOLs, however, may be subject to certain limitations under tax laws.

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We elected the modified prospective transition method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employees awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date. Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the prospective method.

The most commonly granted form of stock-based compensation has been stock options. The fair value of stock options is determined using an option-pricing model that takes into account certain assumptions, including the exercise price, which is the stock price at the grant date, the expected life of the grant, the volatility of the underlying stock, the expected dividends on the stock and the risk-free interest rate over the expected life of the grant. The fair value of a stock option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the grant, dividends on the stock or the risk-free interest rate. Generally, changes in the assumptions will have the following impact on the fair value of stock option awards:

Assumption	Impact on Fair Value

Exercise price:

Increased price	Lower fair value

Decreased price	Higher fair value

Expected life of grant:

Increased life	Higher fair value

Decreased life	Lower fair value

Volatility of underlying stock:

Increased volatility	Higher fair value

Decreased volatility	Lower fair value

Expected dividends:

Higher dividends	Lower fair value

Lower dividends	Higher fair value

Risk-free interest rate:

Higher rate	Lower fair value

Lower rate	Higher fair value

Allowance for Doubtful Accounts. The allowance for doubtful accounts represents our estimate of losses in our accounts receivable resulting from our customers’ failure to make required payments. We continually monitor collections from customers and the age of outstanding balances. Each of our business units provides for estimated credit losses based on historical analysis of the propensity of their customer base to make required payments. We aggressively pursue collection efforts on overdue accounts and, upon collection of any amounts previously written off, reverse the write-off. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Provision for Restructuring Costs. Reserves for restructuring costs are estimated costs resulting from our plans and actions to integrate the Company and consolidate certain back office functions. Examples include severance, and the cost of the termination of real estate leases and the related write-off of leasehold improvements. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves.

Divestiture Reserves. Reserves for estimated obligations relating to divestitures may arise as a result of the sale of certain titles or business units. These reserves are established for such items that we remain liable for after the sale is completed and are recorded at the time of the divestiture as part of the gain or loss on the sale of the divested asset or business. Examples include stay bonuses for key personnel, severance, taxes and working capital adjustments. If the future payments for such items differ from its estimates, there could be a change in the determination of the gain or loss on sale.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” which is included in Item 8 of this Report.

Impact of Inflation and Other Costs

Our largest exposure to inflation relates to the cost of paper. Our paper expense decreased approximately 1.5% during 2006 compared to 2005. The cost of paper was stable during 2006 and the first half of 2007. Paper prices increased approximately 8% in the third quarter of 2007 and approximately 5% in the fourth quarter of 2007. Overall, our paper expense decreased approximately 1.7% during 2007 compared to 2006. We anticipate additional increases in both paper prices and paper expense in the first quarter of 2008 and have taken steps to mitigate these increases by purchasing in advance.

Seasonality

Our operations are minimally seasonal in nature.

•	The majority of our sales comprise contracts with a duration of 12 months or longer.
•

We experience modest seasonality in our single unit real estate listing as that business declines in the winter months. This business represents a relatively small part of the total Consumer Guides business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of changes in interest rates. At December 31, 2007, 98.9% of our borrowings, excluding capital leases, were variable-rate. Additionally, we were party to four interest rate swap contracts with an aggregate notional amount of $200.0 million, all of which were designated in hedging relationships against the variability of future cash flows due to changes in the benchmark interest rate associated with our Term B Loan Facility.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates, including debt obligations at December 31, 2007 and 2006. For debt obligations, the tables present mandatory principal reductions, repayment schedules of outstanding debt and projected weighted-average interest rates by expected maturity dates. For variable-rate instruments, we have indicated the applicable variable-rate index. The fair value of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2007 and 2006 and actual fair values may differ from these estimates.

We periodically evaluate our exposure to interest rates and maintain a mixture of fixed-rate and variable-rate obligations. As summarized in the tables below, as of December 31, 2007 and 2006, we carried fixed-rate debt of $2.6 million and $704.8 million, respectively, excluding our capital leases.

December 31, 2007

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at 12/31/07
	(Dollars in thousands)
Liabilities
Long-term debt, including current portion:
Fixed-rate debt	$2,576	$—	$—	$—	$—	$—	$2,576	$2,647
Weighted-average interest rate	8.00%	—%	—%	—%	—%	—%	8.00%
Variable-rate debt	$2,500	$2,500	$2,500	$2,500	$2,500	$237,500	$250,000	$241,043
Average interest rate-forward LIBOR curve plus determined spread(1)	6.49%	5.78%	5.50%	6.18%	6.64%	7.13%	6.22%

December 31, 2006

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 12/31/06
	(Dollars in thousands)
Liabilities
Long-term debt, including current portion:
Fixed-rate debt	$—	$—	$—	$—	$410,015	$294,810	$704,825	$705,914
Weighted-average interest rate	8.51%	8.51%	8.51%	8.51%	8.00%	8.00%	8.42%
Variable-rate debt	$5,000	$6,000	$5,000	$127,500	$5,000	$470,000	$618,500	$622,826
Average interest rate-forward LIBOR curve plus determined spread	8.22%	8.02%	7.96%	7.42%	7.54%	7.64%	7.83%

(1)	Includes the impact of derivative financial instruments designated in hedging relationships against variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. See the “Liquidity, Capital and Other Resources—Financing Arrangements—Interest Rate Swaps” discussion above.

We have entered into variable-rate debt that, at December 31, 2007, had an outstanding balance of $250.0 million and a fair value of $241.0 million. Based on our variable-rate obligations outstanding at December 31, 2007, including the impact of derivative financial instruments designated in hedging relationships against variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $0.1 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

We have entered into fixed-rate debt that at December 31, 2007, had an outstanding balance of $2.6 million at face value, and a fair value of $2.6 million. Based on our fixed-rate debt obligations outstanding at December 31, 2007, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by less than $0.1 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Data

The following is selected unaudited consolidated financial data for the Company for the indicated periods:

	Year Ended December 31, 2007(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue, net	$76,900	$78,511	$80,256	$79,133	$314,800
Gross profit	69,589	71,145	72,829	72,159	285,722
Operating income	8,748	7,684	1,972	12,613	31,017
Benefit (provision) for income taxes.	5,876	8,780	21,214	(3,142)	32,728
(Loss) income from continuing operations	$(13,175)	$(11,109)	$(36,357)	$4,963	$(55,678)
Discontinued operations	117,829	16,782	430,109	(17,597)	547,123

Net income (loss)	$104,654	$5,673	$393,752	$(12,634)	$491,445

Basic and diluted (loss) income per common share(2)(3):
Continuing operations	$(0.30)	$(0.25)	$(0.82)	$0.11	$(1.26)
Discontinued operations	2.68	0.38	9.74	(0.40)	12.40

Net income (loss)	$2.38	$0.13	$8.92	$(0.29)	$11.14

Basic common shares outstanding (weighted-average)(2)	44,086,888	44,098,131	44,137,802	44,152,950	44,118,943
Diluted common shares outstanding (weighted-average)(2)	44,086,888	44,098,131	44,137,802	44,259,053	44,118,943

	Year Ended December 31, 2006(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue, net	$77,359	$76,764	$77,033	$76,773	$307,929
Gross profit	68,902	68,690	69,681	70,252	277,525
Operating income	6,895	5,369	10,541	11,314	34,119
Benefit from income taxes.	9,063	9,041	7,554	5,925	31,583
Loss from continuing operations	$(16,000)	$(17,794)	$(14,616)	$(16,704)	$(65,114)
Discontinued operations	18,408	15,679	66,377	2,880	103,344
Cumulative effect of change in accounting principle.	22	—	—	—	22

Net income (loss).	$2,430	$(2,115)	$51,761	$(13,824)	$38,252

Basic and diluted income (loss) per common share(2)(3):
Continuing operations	$(0.36)	$(0.41)	$(0.33)	$(0.38)	$(1.48)
Discontinued operations	0.42	0.36	1.50	0.07	2.35
Cumulative effect of change in accounting principle	0.00	—	—	—	0.00

Net income (loss)	$0.06	$(0.05)	$1.17	$(0.31)	$0.87

Basic and diluted common shares outstanding (weighted-average)(2)	43,962,184	43,990,277	44,009,228	44,028,972	43,997,665

(1)	Previously reported amounts have been recast to classify the results of businesses sold and held for sale as of December 31, 2007 as discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(2)	On August 1, 2007, the Company effected a one-for-six reverse stock split of its common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all periods presented, effect has been given to the impact of the reverse stock split on the amounts reported for shares outstanding and income (loss) per share.

(3)	Basic and diluted income (loss) per common share amounts have been computed using the weighted-average number of shares indicated below and, in all cases, round to the amounts presented.

Correction of Cash and Cash Equivalents and Cash Flows from Investing Activities

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company discovered an error in its reporting of cash and cash equivalents and available for sale securities in its consolidated balance sheet and of cash flows from investing activities and net increase in cash and cash equivalents in its consolidated statement of cash flows due to the inclusion of auction rate securities as a cash equivalent in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007. This error had no impact on the Company’s consolidated statement of operations or cash flows from operating activities for any period.

The error resulted in an overstatement of cash and cash equivalents and a corresponding understatement of available for sale securities as of March 31, 2007 and September 30, 2007. The error also resulted in an understatement of purchases of available for sale securities and proceeds from sale of available for sale securities during the three months ended March 31, 2007, the six months ended June 30, 2007 and the nine months ended September 30, 2007. Additionally, the error resulted in an overstatement of net cash provided by investing activities and increase in cash and cash equivalents for the three months ended March 31, 2007 and the nine months ended September 30, 2007.

A summary of the effects of the correction of these errors is as follows (dollars in thousands):

As of and for the Three Months Ended March 31, 2007	As Reported	Correction Adjustment	As Corrected
BALANCE SHEET
Cash and cash equivalents	$145,111	$(78,350)	$66,761
Available for sale securities	—	78,350	78,350

STATEMENT OF CASH FLOWS
Purchases of available for sale securities	$—	$(111,450)	$(111,450)
Proceeds from sale of available for sale securities	—	33,100	33,100
Net cash provided by investing activities	139,085	(78,350)	60,735
Increase in cash and cash equivalents	139,283	(78,350)	60,933

For the Six Months Ended June 30, 2007	As Reported	Correction Adjustment	As Corrected
STATEMENT OF CASH FLOWS
Purchases of available for sale securities	$—	$(111,450)	$(111,450)
Proceeds from sale of available for sale securities	—	111,450	111,450

As of and for the Nine Months Ended September 30, 2007	As Reported	Correction Adjustment	As Corrected
BALANCE SHEET
Cash and cash equivalents	$46,824	$(30,000)	$16,824
Available for sale securities	—	30,000	30,000

STATEMENT OF CASH FLOWS
Purchases of available for sale securities	$—	$(194,800)	$(194,800)
Proceeds from sale of available for sale securities	—	164,800	164,800
Net cash provided by investing activities	1,281,896	(30,000)	1,251,896
Increase in cash and cash equivalents	40,996	(30,000)	10,996

When the Company files its Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, it will correct the amounts reported for 2007 consistent with the “As Corrected” amounts above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PRIMEDIA Inc.

Norcross, Georgia

We have audited the accompanying consolidated balance sheet of PRIMEDIA Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRIMEDIA Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of December 31, 2006 and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 17, 2008

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
	2007	2006
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$14,709	$5,828
Available for sale securities	15,425	—
Accounts receivable, net	27,692	115,284
Inventories	742	12,978
Prepaid expenses and other	8,155	18,977
Assets of businesses held for sale	5,793	170,037

Total current assets	72,516	323,104
Property and equipment (net of accumulated depreciation and amortization of $82,760 and $164,478 at December 31, 2007 and 2006, respectively)	18,424	46,390
Intangible assets, net	26,426	187,887
Goodwill	129,286	674,138
Other non-current assets	10,212	22,810

Total assets	$256,864	$1,254,329

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$14,174	$47,679
Accrued expenses and other	48,991	112,183
Deferred revenue	1,942	79,035
Current maturities of long-term debt	5,262	6,070
Liabilities of businesses held for sale	2,484	50,300

Total current liabilities	72,853	295,267
Long-term debt	247,575	1,316,959
Deferred revenue	11,050	12,750
Deferred income taxes	12,264	72,060
Other non-current liabilities	56,947	80,523

Total liabilities	400,689	1,777,559
Commitments and contingencies (Note 21)

Stockholders’ deficiency:
Common stock — par value $0.01; 350,000,000 shares authorized; 45,572,518 and 45,475,527 shares issued at December 31, 2007 and 2006, respectively; 44,165,450 and 44,068,459 shares outstanding at December 31, 2007 and 2006, respectively	455	455
Additional paid-in capital (including warrants of $31,690 at December 31, 2007 and 2006)	2,370,428	2,369,220
Accumulated deficit	(2,436,719)	(2,817,028)
Common stock in treasury, at cost (1,407,068 shares at December 31, 2007 and 2006)	(75,877)	(75,877)
Accumulated other comprehensive loss	(2,112)	—

Total stockholders’ deficiency	(143,825)	(523,230)

Total liabilities and stockholders’ deficiency	$256,864	$1,254,329

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$257,164	$251,974	$250,958
Distribution	57,636	55,955	56,229

Total revenue, net	314,800	307,929	307,187
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	29,078	30,404	33,374
Marketing and selling	81,064	76,432	75,714
Distribution and circulation	83,561	78,494	83,264
Editorial	5,577	5,559	5,851
Other general expenses	28,162	29,536	28,458
Corporate administrative expenses	29,585	37,264	34,098
Depreciation and amortization of property and equipment	12,612	11,501	10,410
Amortization of intangible assets	3,492	3,286	3,140
Severance related to separated senior executives	—	—	1,775
Provision for restructuring costs	10,496	1,306	(444)
Other	156	28	(209)

Operating income	31,017	34,119	31,756
Other expenses:
Interest expense	(77,660)	(126,940)	(128,980)
Interest on shares subject to mandatory redemption	—	—	(24,203)
Amortization of deferred financing costs	(1,743)	(2,567)	(4,291)
Other expenses, net	(40,020)	(1,309)	(13,806)

Loss from continuing operations before benefit (provision) for income taxes	(88,406)	(96,697)	(139,524)
Benefit for income taxes	32,728	31,583	38,218

Loss from continuing operations	(55,678)	(65,114)	(101,306)
Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $459,135, $62,401 and $604,215, in 2007, 2006 and 2005, respectively)	547,123	103,344	665,924
Cumulative effect of change in accounting principle, net of tax	—	22	—

Net income	$491,445	$38,252	$564,618

Basic and diluted income (loss) per common share:
Continuing operations	$(1.26)	$(1.48)	$(2.31)
Discontinued operations	12.40	2.35	15.19
Cumulative effect of change in accounting principle	—	0.00	—

Net income	$11.14	$0.87	$12.88

Dividends declared per share of common stock outstanding	$2.15	$—	$—

Weighted-average shares of common stock outstanding (basic and diluted)	44,118,943	43,997,665	43,838,591

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2005	45,148,850	$452	$2,357,035	$(3,426,263)	$(75,877)	$(167)	$(1,144,820)
Comprehensive income:
Net income	—	—	—	564,618	—	—	564,618
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	—	167	167

Total comprehensive income							564,785
Non-cash charges for stock-based compensation	—		6,235	—	—	—	6,235
Issuances of common stock, net	210,963	2	2,069	—	—	—	2,071

Balance at December 31, 2005	45,359,813	454	2,365,339	(2,861,645)	(75,877)	—	(571,729)
Comprehensive income:
Net income	—	—	—	38,252	—	—	38,252

Total comprehensive income							38,252
Cumulative effect of change in accounting principle, net of tax	—	—	(352)	6,365	—	—	6,013
Non-cash charges for stock-based compensation	—	—	3,808	—	—	—	3,808
Issuances of common stock, net	115,714	1	425	—	—	—	426

Balance at December 31, 2006	45,475,527	455	2,369,220	(2,817,028)	(75,877)	—	(523,230)
Comprehensive income (loss):
Net income	—	—	—	491,445	—	—	491,445
Other comprehensive loss
Net unrealized losses on cash flow hedges	—	—	—	—	—	(2,112)	(2,112)

Total comprehensive income							489,333
Cumulative effect of change in accounting principle				(16,126)			(16,126)
Non-cash charges for stock-based compensation	—	—	486	—	—	—	486
Issuances of common stock, net	96,991	—	722	—	—	—	722
Cash dividends declared on common stock ($2.15 per share)	—	—	—	(95,010)	—	—	(95,010)

Balance at December 31, 2007	45,572,518	$455	$2,370,428	$(2,436,719)	$(75,877)	$(2,112)	$(143,825)

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating activities:
Net income	$491,445	$38,252	$564,618
Cumulative effect of change in accounting principle, net of tax	—	(22)	—
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,692	54,448	64,391
Gain on sales of businesses and other, net	(459,135)	(62,376)	(604,424)
Accretion of acquisition obligation and other	3,240	(830)	2,053
Non-cash compensation	486	3,808	6,235
Deferred income taxes	(59,796)	(6,526)	12,483
Loss from redemption of debt	44,320	3,016	17,776
Other, net	12,458	10,228	5,335
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(7,226)	855	(3,164)
Inventories	2,868	5,894	(5,063)
Prepaid expenses and other	(351)	(7)	(4,051)
Increase (decrease) in:
Accounts payable	(2,570)	(2,045)	(16,474)
Accrued expenses and other	(89,692)	(14,746)	(51,006)
Deferred revenues	(1,726)	1,538	(326)
Other non-current liabilities	442	6,264	(793)

Net cash (used in) provided by operating activities	(45,545)	37,751	(12,410)

Investing activities:
Additions to property, equipment and other	(20,352)	(26,762)	(30,201)
Payments related to sale of businesses	(21,420)	—	—
Proceeds from sale of businesses	1,352,626	152,348	823,599
Payments for businesses acquired, net of cash acquired	(34,129)	(23,858)	(105,756)
Purchases of available for sale securities	(247,426)	—	—
Proceeds from sale of available for sale securities	232,001	—	—
Proceeds from sale of other investments	289	1,300	—

Net cash provided by investing activities	1,261,589	103,028	687,642

Financing activities:
Borrowings under credit agreements	282,800	271,100	1,044,009
Repayments of borrowings under credit agreements	(528,800)	(288,100)	(1,011,916)
Payments for redemptions of senior notes	(859,735)	(122,968)	(228,989)
Proceeds from issuances of common stock, net	722	426	867
Redemption of Series J Convertible Preferred Stock	—	—	(479,278)
Payment of dividends on common stock	(95,010)	—	—
Deferred financing costs paid	(6,287)	—	(833)
Capital lease payments	(739)	(2,448)	(4,636)
Other	(114)	(216)	(201)

Net cash used in financing activities	(1,207,163)	(142,206)	(680,977)

Increase (decrease) in cash and cash equivalents	8,881	(1,427)	(5,745)
Cash and cash equivalents, beginning of year	5,828	7,255	13,000

Cash and cash equivalents, end of year	$14,709	$5,828	$7,255

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$90,037	$128,819	$134,259

Cash paid for interest on shares subject to mandatory redemption	$—	$—	$33,305

Cash paid for income taxes, net of refunds received	$41,755	$4,504	$4,767

Cash paid for restructuring costs	$8,779	$6,218	$9,514

Businesses acquired:
Fair value of assets acquired	$34,435	$25,205	$136,654
(Liabilities assumed), net of deferred purchase price payments	(306)	(1,347)	(30,898)

Payments for businesses acquired, net of cash acquired	$34,129	$23,858	$105,756

Non-cash activities:
Assets acquired under capital lease obligations	$—	$—	$1,302

Present value of expected future payments related to the acquisition of Automotive.com, Inc.	$—	$—	$23,417

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.    Description of Business

PRIMEDIA Inc. (which together with its subsidiaries is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise) is an integrated media company that publishes and distributes advertising-supported print and online consumer guides primarily for the apartment leasing and new home sectors of the residential real estate industry in the United States. The guides are provided free of charge to end users, and printed guides are distributed through the Company’s proprietary distribution network, which also provides distribution services to third-party publications.

The Company has traditionally managed its portfolio of media assets by opportunistically seeking to divest of assets no longer part of its overall strategy, including its Enthusiast Media, Education and Business Information segments and the Auto Guides division of its Consumer Guides segment. The Company’s continuing operations are comprised solely of its Consumer Guides segment.

Note 2.    Summary of Significant Accounting Policies

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, the provision for restructuring costs, the cost of stock-based compensation, divestiture reserves, the valuation allowance for deferred tax assets, uncertain tax positions, and the recoverability and lives of long-lived assets, including goodwill.

Basis of Presentation. The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been classified as discontinued operations.

On August 1, 2007, the Company effected a one-for-six reverse stock split of its common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all periods presented, effect has been given to the impact of the reverse stock split on the amounts reported for shares, including warrants, stock options and nonvested stock, stock prices, and earnings (loss) and dividends per share.

As is more fully discussed in Note 3, the results of operations of the Enthusiast Media, Education and Business Information segments and the Auto Guides division have been classified as discontinued operations for all periods presented.

Cash and Cash Equivalents. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Investment Securities. Investment securities are classified according to management’s intent with respect to the securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are classified as:

•	Held to maturity if management has the positive intent and ability to hold them to maturity. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount.
•

Trading if the securities are principally held for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses recognized in the statement of operations.

•

Available for sale if the securities are not classified as held to maturity or trading. These securities are carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) (“AOCI”).

Concentrations of Credit Risk. Substantially all of the Company’s trade receivables are from advertising customers, primarily those in the apartment leasing and new home sectors of the residential real estate industry, located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposure outstanding at December 31, 2007.

Inventories. Inventories, principally paper, are valued at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using the straight-line method. Improvements which extend the lives of assets are capitalized, while maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Consistent with SFAS No. 142, the Company does not amortize goodwill and indefinite-lived intangible assets, primarily trademarks, but subjects them to impairment tests, at least annually. All other intangible assets are amortized over their estimated useful lives, primarily on a straight-line basis. The Company’s annual impairment testing date for goodwill and indefinite-lived intangible assets is October 31. Testing is conducted using a fair value approach at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company are assigned to reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit. Fair value is determined by calculating the present value of management’s best estimate of future cash flows at the reporting unit. The Company uses a discount rate that represents its weighted-average cost of capital. The present value calculation is compared to the recorded equity of the reporting unit. As long as the present value is greater, there is no impairment.

In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Except as indicated in Note 3, the Company’s impairment testing under SFAS No. 142 did not result in any impairments for any periods presented.

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events and circumstances indicate assets might be impaired. When such reviews are conducted, the Company uses an estimate of undiscounted cash flows over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of an asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for the accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, respectively. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits within a relatively short period, generally no more than three years. Certain deferred tax assets (e.g., net operating loss carryforwards (“NOLs”)) may have much longer lives for tax purposes (e.g., 20 years in the case of NOLs). When, in the opinion of management, it is “more likely than not” that the asset will be realized within three years, no valuation allowance is established for deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007 and, as a result, recognized a liability for uncertain tax positions and related interest and penalties of $16.1 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact. The total amount of unrecognized tax benefits as of January 1, 2007 was $102.5 million. In addition to the unrecognized tax benefits, the Company had $3.7 million of interest and penalties accrued as of January 1, 2007. The FIN 48 liability is included in other non-current liabilities in the consolidated balance sheet.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Deferred Financing Costs. Deferred financing costs are amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method.

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, under the prospective method. Upon the adoption of SFAS No. 123, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, giving effect to anticipated forfeitures of awards. The Company elected the modified prospective transition method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date.

Upon adoption of SFAS No. 123(R), the Company recorded an increase in net income of $0.4 million as a portion of the cumulative effect of change in accounting principle due to SFAS No. 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards, which were previously recognized when they occurred, and a reduction to net income of $0.3 million as a portion of the cumulative effect of change in accounting principle due to SFAS No. 123(R)’s requirement to value stock-based compensation related to the acquisition of Automotive.com.

The Company calculates the grant date fair value of employee stock options using the Black-Scholes pricing model. The Black-Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate of its employee stock options.

The Company recognizes the cost of graded vesting share-based compensation awards expected to vest on a straight-line basis over the requisite service period.

Revenue Recognition. Advertising revenue for Consumer Guides, with the exception of Rentals.com, is recognized upon the distribution of the guides in their individual markets. Advertising revenue for Rentals.com is recognized ratably over the term of the contract with advertisers.

Distribution revenue is recognized ratably over the term of the contract with third-party publishers.

Barter Transactions. The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and distribution related expenses. Revenue and related expenses from barter transactions are recorded at fair value in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions, Emerging Issues Task Force Issue (“EITF”) No. 93-11, Accounting for Barter Transactions Involving Barter Credits, EITF No. 99-17, Accounting for Advertising Barter Transactions, and EITF 01-2, Interpretations of APB No. 29. Revenue from barter transactions was approximately $2.5 million, $6.4 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, with approximately equal related expense amounts in each year.

Production Costs. Production costs, which include the cost of artwork, graphics, prepress and photography for new advertising, are expensed as incurred.

Internal-Use Software. In compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and EITF No. 00-2, Accounting for Web Site Development Costs, direct internal and external costs associated with the development of the features and functionality of the Company’s web sites incurred during the application and infrastructure development phase have been capitalized and are included in property and equipment, net in the consolidated balance sheet. Typical capitalized costs include, but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names, and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Derivative Financial Instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative financial instruments in the consolidated balance sheet at their fair value in other current assets or other current liabilities. Changes in fair value are recorded each period in operations or AOCI, depending upon the purpose for using the derivative financial instrument and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative financial instrument as a hedging instrument in either a cash flow or a fair value hedging relationship.

Derivative financial instruments designated in a hedging relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. To the extent that a hedging instrument is proven effective in mitigating exposure to the risk being hedged, changes in fair value of the hedged item are recorded within operations as an offset to amounts recorded with respect to fair value changes of the derivative financial instrument.

Derivative financial instruments that are designated to hedge the variability in expected future cash flows of forecasted transactions are considered cash flow hedges. The effective portion of the change in fair value of the derivative financial instrument is recorded in AOCI and reclassified into operations during the period in which the hedged transaction occurs. Any ineffectiveness is recorded in current period operations within the related revenue or expense line item.

The Company must perform a prospective assessment at the inception of each hedging relationship and at least quarterly thereafter to determine whether the derivative financial instrument is expected to be highly effective in hedging the designated risk. If the derivative financial instrument is no longer expected to be highly effective in the hedging relationship, hedge accounting must be discontinued prospectively. Retrospective testing must also be performed quarterly to determine whether the derivative financial instrument has been highly effective in achieving risk management objectives. When a hedging relationship fails retrospective testing, hedge accounting is discontinued at the date when the hedge was last demonstrated to be effective.

Hedge accounting is discontinued prospectively in existing hedging relationships when: (1) any qualification criteria can no longer be met; (2) the hedging instrument has expired, been sold, terminated or exercised; (3) the hedged item has been sold, matured or terminated; (4) it is no longer deemed probable that a hedged forecasted transaction will occur; or (5) management determines that a hedge is no longer deemed appropriate and de-designates the hedging instrument.

In the case of fair value hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, the Company discontinues recording changes in fair value of the hedged item and amortizes the existing basis adjustment to operations over the hedged item’s remaining expected life. For fair value hedges where the hedged item has been sold, matured or terminated, the difference between the carrying value of the hedged item and its fair value is recorded in current operations.

For cash flow hedges, when: (1) hedging criteria are no longer met; (2) management de-designates the hedging instrument; or (3) the hedging instrument has expired, been sold, terminated or exercised, changes in the value of the derivative financial instrument are recorded to current operations, while the net gain or loss previously recorded in AOCI continues to be reported there until the hedged forecasted transaction impacts operations. When the hedged forecasted transaction is deemed probable to not occur, the amount recorded in AOCI is immediately released into current operations.

Derivative financial instruments and hedging activities—business perspective. The Company utilizes derivative financial instruments, including interest rate swaps, to manage interest rate risks associated with its debt facilities. At December 31, 2007, the Company’s derivative financial instrument positions were comprised of interest rate swap agreements, which were designated in cash flow hedging relationships. The Company does not use derivative financial instruments for speculative purposes.

Effect of Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin summarizes the SEC staff’s view regarding the process of quantifying financial statement misstatements. SAB No. 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of accumulated deficit in the year of adoption. SAB No. 108 is effective for reporting periods ending after November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006 and identified three matters for consideration under this bulletin.

The first was identified trademarks related to inactive publications, which were not written off in the years that they became inactive (2002—2005). Management believes that this error, totaling approximately $5.3 million, net of deferred tax liabilities, was not material to the consolidated financial statements of the prior years. However, management does believe that this error was material to its consolidated financial statements for 2006 and upon adoption of SAB No. 108 recorded a cumulative effect adjustment as of January 1, 2006, which increased accumulated deficit by approximately $5.3 million and as a result, reduced intangible assets by approximately $6.9 million and deferred tax liabilities by approximately $1.6 million.

The second was a conclusion that, based on applicable tax regulations, a worthless stock deduction associated with the divestiture of PRIMEDIA Business Magazines and Media, should have been considered in the 2005 provision for income taxes calculation. This benefit would have reduced the Company’s total provision for income taxes by approximately $4.2 million. Management believes that this error was not material to the consolidated financial statements of the prior year. However, management does believe that this error was material to its consolidated financial statements for 2006 and upon adoption of SAB No. 108 recorded a cumulative effect adjustment as of January 1, 2006, which reduced accumulated deficit by approximately $4.2 million.

The third was a conclusion that deferred income tax benefits of approximately $7.5 million should have been recorded during the year ended December 31, 2005 when it became apparent that certain taxable temporary differences would reverse as a result of the classification of businesses as discontinued operations. Management believes that this error, totaling approximately $7.5 million, was not material to the consolidated financial statements of the prior year. However, management does believe that this error was material to its consolidated financial statements for 2006 and upon adoption of SAB No. 108, recorded a cumulative effect adjustment as of January 1, 2006, which decreased accumulated deficit by approximately $7.5 million.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which is intended to make the measurement of fair value more consistent and comparable across companies. This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral would apply include, but are not limited to:

•

Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements);

•

Reporting units measured at fair value in the first step of a goodwill impairment test and nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

•

Indefinite-lived intangible assets measured at fair value for impairment assessment (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

•	Long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements); and
•	Liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company does not expect the adoption of SFAS No. 157, excluding those items deferred by FSP FAS 157-2, to have a material impact on its financial condition, results of operations or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies to choose, at specified election dates, to measure eligible items, which include most recognized financial assets and liabilities and firm commitments, at fair value with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. Generally, the decision about whether to elect the fair value option must be:

•	Applied instrument by instrument;
•	Irrevocable; and
•	Applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument.

A company may decide whether to elect the fair value option for each eligible item on its election date. Alternatively, a company may elect the fair value option according to a preexisting policy for specified types of eligible items. A company may choose to elect the fair value option for an eligible item only on the date that certain events occur, including when:

•	A company first recognizes the eligible item;
•	A company enters into an eligible firm commitment;
•

Financial assets that have been reported at fair value with unrealized gains and losses included in earnings because of specialized accounting principles cease to qualify for that specialized accounting; or

•	The accounting treatment for an investment in another entity changes.

This statement is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes new principles and disclosure requirements pertaining to business combinations. Primary changes to existing literature include requirements for the acquirer to recognize:

•	Assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date;
•	Identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, in a step acquisition;
•	Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values;
•

Goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired;

•	Contingent consideration at the acquisition date, measured at its fair value at that date;
•	The effect of a bargain purchase in earnings; and
•

Changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is still evaluating the impact that this statement will have on its financial condition, results of operations and cash flows.

SFAS No. 160

In December 2007, the FASB also issued a related statement, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require:

•

Ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity;

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations;
•	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently;
•	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value;
•	Gains or losses on the deconsolidation of a subsidiary to be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment; and
•	Entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The standard must be applied prospectively as of the beginning of the year of adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company does not presently expect this statement will have a material impact on its financial condition, results of operations or cash flows.

Note 3.    Divestitures

The Company has classified the results of divested entities and entities to be divested as of December 31, 2007 as discontinued operations in accordance with SFAS No. 144.

2005

On March 18, 2005, the Company completed the sale of About.com, part of the Enthusiast Media segment. Gross proceeds from the sale of approximately $410.6 million were used to reduce the Company’s borrowings under its revolving bank credit facilities and for general corporate purposes. The Company recorded a gain on the sale of $378.9 million.

On March 31, 2005, the Company completed the sale of Bankers Training & Consulting Company, the financial services division of Workplace Learning, and on April 1, 2005, it sold the remaining net assets of Workplace Learning for the assumption of liabilities. The Company recorded a gain on the sale of $2.8 million.

On September 30, 2005, the Company sold its Business Information segment for approximately $385.0 million, resulting in a gain of $222.0 million. During the fourth quarter of 2005, the Company sold Ward’s Automotive Group, resulting in a gain of $0.5 million. Additionally, during the third quarter of 2005, the Company discontinued the operations of two magazines in the Enthusiast Media segment.

During the fourth quarter of 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment, and to discontinue the operations of its Software on Demand division, part of the Education segment. The Company completed the sale of the History group during the first quarter of 2006 for $17.0 million, resulting in a gain of $13.7 million. The sale of the Crafts group was completed during the third quarter of 2006 for $132.0 million, resulting in a gain of $54.6 million.

2006

In September 2006, the Company classified as discontinued operations and completed the sale of the Gems group, part of the Enthusiast Media segment.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, part of the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170.0 million in cash. The transaction was completed in January 2007 and resulted in a gain of $57.5 million. The assets and liabilities of the Outdoors group are included in assets and liabilities of businesses held for sale in the consolidated balance sheet as of December 31, 2006.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools, Films Media Group, a leading source of educational video, and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sale of Channel One for a loss of $7.1 million and completed the sale of Films Media Group for a gain of $0.2 million. The assets and liabilities of the Education segment are included in assets and liabilities of businesses held for sale in the consolidated balance sheet as of December 31, 2006. The assets and liabilities of PRIMEDIA Healthcare are also included in assets and liabilities of businesses held for sale in the consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

2007

In February 2007, the Company announced its intent to explore the sale of its Enthusiast Media segment, and on August 1, 2007, it completed the sale for $1,177.9 million, resulting in a gain of approximately $461.0 million.

The Company applied the proceeds from the sale to pay down debt. The net proceeds from this sale are subject to routine post-closing adjustments.

In the fourth quarter of 2007, the Company classified the results of operations of its Auto Guides division as discontinued operations, due to its intent to sell or shut down the operations of the Auto Guides division by June 2008.

The operating results of all these operations have been classified as discontinued operations for all periods presented.

Total revenue, net and income before provision for income taxes included in discontinued operations for the years ended December 31, 2007, 2006 and 2005 in the consolidated statement of operations are as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Total revenue, net	$358,764	$741,537	$947,760

Income before provision for income taxes(1).	$50,926	$67,393	$112,510

(1)	Income before provision for income taxes above excludes gains on sale of businesses.

The gain on sale of businesses, net of tax, was $459.1 million, $62.4 million and $604.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, the Company recorded tax benefits of approximately $61.0 million related to the Enthusiast Media segment and approximately $0.4 million related to its Auto Guides business, respectively. These benefits, which were recorded as a component of discontinued operations, represent the tax consequences of the recharacterization of certain indefinite-lived intangible assets to definite-lived in connection with the reclassification of the Enthusiast Media segment and the Auto Guides business as held for sale and were recorded when it became apparent that certain taxable temporary differences would reverse.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of December 31, 2007 and 2006, have been classified as held for sale in the consolidated balance sheet. As of December 31, 2007, businesses held for sale represents the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division, and as of December 31, 2006, it represents the assets and liabilities of the Outdoors group (part of the Enthusiast Media segment) and the Education segment.

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Accounts receivable, net	$2,474	$17,103
Inventories	—	1,750
Prepaid expenses and other	91	6,458
Property and equipment, net	1,882	8,234
Intangible assets	1,327	22,595
Goodwill	—	105,238
Other non-current assets	19	8,659

Assets of businesses held for sale	$5,793	$170,037

Liabilities
Accounts payable	$228	$5,500
Accrued expenses and other	2,250	14,977
Deferred revenue—current	—	29,472
Other non-current liabilities	6	351

Liabilities of businesses held for sale	$2,484	$50,300

As discussed above, in January 2007, the Company completed the sale of its Outdoors group, part of the Enthusiast Media segment, and during the second quarter of 2007, it completed the sale of Channel One and Films Media Group, part of the Education segment.

Impairment

In accordance with SFAS No. 142, the Company performs annual impairment testing on its goodwill and indefinite-lived intangible assets. In connection with the results of the SFAS No. 142 impairment testing, factors indicated that the carrying value of certain finite-lived assets might not be recoverable. As a result, during the third quarter of 2007, the Company recorded an impairment charge of $1.2 million related to the write-down of certain definite-lived intangibles of the Auto Guides division, which is included in discontinued operations. Additionally, the Company recorded impairment charges of $2.2 million and $2.1 million, as of October 31, 2006 and 2005, respectively, related to indefinite-lived intangible assets of the Education segment, which are also included in discontinued operations.

The Company also performed an impairment test in accordance with SFAS No. 144 and recorded a loss of $8.8 million during 2006 related to the write-down of certain assets, including property and equipment and definite lived intangible assets, of its Education segment, as well as a provision for expected loss on sale of business, all of which is included in discontinued operations. See Note 9 for further information on impairment testing.

Note 4.    Acquisitions

Acquisition of New Home Update

In April 2005, the Company acquired the assets of New Home Update, a collection of new home guides for $15.8 million in cash and $0.5 million in assumed liabilities. The Company allocated the purchase price of the acquisition to the following asset classes (dollars in thousands):

	Amortization Period	Amount Allocated
Goodwill	—	$9,278
Advertiser lists	10 years	5,791
Non-compete agreements	5 years	382
Other	—	810

Total		$16,261

The results of operations of this acquisition did not have a material impact on the Company’s results of operations for the year ended December 31, 2005, nor were the operations of this acquisition material during 2005 prior to the acquisition.

Acquisition of RentClicks

In January 2006, the Company acquired the assets of RentClicks for $12.7 million in cash (including acquisition related expenses) and potential earnout consideration. The amount of the earnout consideration of approximately $2.1 million was charged to goodwill during 2006 when it was earned and was based on a measure of RentClicks’ earnings. The Company allocated the total purchase price of the acquisition to the following asset classes (dollars in thousands):

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

Acquisition of Rentalhouses.com

In February 2007, the Company acquired the assets of RentalHouses.com for approximately $9.0 million in cash plus post-closing adjustments. The Company allocated the total purchase price of the acquisition to the following asset classes (dollars in thousands):

	Amortization Period	Amount Allocated
Goodwill	—	$4,356
Advertiser lists	11 years	4,400
Website	3 years	250
Non-compete agreements	3 years	130
Trademarks	3 years	85

Total		$9,221

This acquisition did not have a material impact on the Company’s results of operations for the year ended December 31, 2007, nor were the operations of this acquisition material during 2007 prior to the acquisition.

Other Acquisitions

In November 2005, the Company purchased 80% of the stock of Automotive.com, Inc. for a total purchase price of $92.1 million, comprised of $68.4 million in cash, net of cash acquired, $23.4 million, representing the present value of expected future payments to be made to acquire the remaining shares of Automotive.com, Inc., and $0.3 million of estimated acquisition costs. This acquisition was part of the Enthusiast Media segment, which was sold during the third quarter of 2007.

In January 2007, the Company acquired Modified Automotive Group, publisher of Modified Magazine, Modified Luxury & Exotics Magazine, Modified Mustangs Magazine, and their related event partnerships and websites for approximately $15.0 million in cash, including acquisition related expenses. This acquisition was part of the Enthusiast Media segment, which was sold during the third quarter of 2007.

In addition, during 2007, 2006 and 2005, the Company made other payments relating to acquisitions of $10.1 million, $11.2 million and $21.3 million, respectively. The results of operations of these acquisitions did not have a material impact on the Company’s results of operations for the years ended December 31, 2007, 2006 or 2005.

Note 5.    Available for Sale Securities

At December 31, 2007, the amortized cost and fair value of available for sale securities, with gross unrealized gains and losses, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Auction rate securities	$15,425	$—	$—	$15,425

Total available for sale securities	$15,425	$—	$—	$15,425

The scheduled maturities of available for sale securities at December 31, 2007 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after 10 years	$10,400	$10,400
No stated maturity	5,025	5,025

	$15,425	$15,425

The Company had no realized gains or losses from sales of available for sale securities during 2007, and during the first quarter of 2008, it liquidated all of its available for sale securities, with no realized gain or loss.

Note 6.    Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Accounts receivable	$28,963	$124,788
Allowance for doubtful accounts	(1,271)	(7,368)
Allowance for returns and rebates	—	(2,136)

	$27,692	$115,284

Note 7.    Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Raw materials	$742	$10,915
Work in process	—	79
Finished goods	—	1,984

	$742	$12,978

Note 8.    Property and Equipment, Net

Property and equipment, net, including assets held under capital leases, consisted of the following:

	2007	December 31,
	Range of Lives (years)	2007	2006
		(Dollars in thousands)
Land	—	$—	$334
Buildings and improvements	5-10	8,131	29,496
Furniture and fixtures	7	4,104	11,872
Machinery and equipment	3-5	11,343	60,029
Internal use software	3	63,375	90,109
Other	2-5	14,231	19,028

		101,184	210,868
Less: Accumulated depreciation and amortization		82,760	164,478

		$18,424	$46,390

Included in property and equipment at December 31, 2007 and 2006 are assets which were acquired under capital leases in the amount of $0.8 million and $14.5 million, respectively, with accumulated amortization of $0.7 million and $11.9 million, respectively (see Note 21).

Note 9.    Goodwill and Other Intangible Assets

SFAS No. 142 requires companies to assess goodwill and indefinite-lived intangible assets for impairment at least annually. Except as indicated in Note 3, the Company’s impairment testing under SFAS No. 142 did not result in any impairments for any periods presented.

Changes in the carrying amount of goodwill were as follows (dollars in thousands):

Balance as of January 1, 2006	$763,177
Goodwill acquired related to acquisition of businesses	16,784
Goodwill written off related to the sale of businesses	(585)
Goodwill allocated to assets held for sale	(105,238)

Balance as of December 31, 2006	674,138
Goodwill acquired related to acquisition of businesses	6,100
Goodwill written off related to the sale of businesses	(550,952)

Balance as of December 31, 2007	$129,286

Goodwill acquired related to acquisition of businesses attributable to the Consumer Guides segment was $10.5 million and $6.1 million, respectively, for the years ended December 31, 2007 and 2006.

Intangible assets subject to amortization consisted of the following:

	Weighted- Average Amortization Period (years)	December 31,
		2007(1)			2006(1)
		Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Membership, subscriber and customer lists	4	$34	$34	$—	$94,011	$71,416	$22,595
Advertiser lists	12	94,454	75,615	18,839	99,004	79,987	19,017
Other	8	6,170	5,052	1,118	27,924	20,012	7,912

		$100,658	$80,701	$19,957	$220,939	$171,415	$49,524

(1)	Excluding intangible assets classified as assets held for sale (see Note 3).

Intangible assets not subject to amortization had a carrying value of $6.5 million and $138.4 million at December 31, 2007 and 2006, respectively, (excluding intangible assets classified as assets held for sale) and consisted of trademarks. Amortization expense for intangible assets still subject to amortization was $3.5 million, $3.3 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, estimated future amortization expense of intangible assets still subject to amortization was approximately: $2.6 million, $2.5 million, $2.3 million, $2.0 million and $2.0 million for 2008, 2009, 2010, 2011 and 2012, respectively.

Note 10.    Other Non-Current Assets

Other non-current assets consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred financing costs, net	$5,941	$10,126
Cost method investments	3,400	3,400
Direct-response advertising costs, net	—	5,522
Other	871	3,762

	$10,212	$22,810

The deferred financing costs are net of accumulated amortization of $14.3 million and $19.6 million at December 31, 2007 and 2006, respectively. In 2007 and 2006, the Company wrote off $8.7 million and $1.7 million, respectively, of deferred financing costs resulting from debt redemptions (see Note 12). Direct response advertising costs are net of accumulated amortization of $5.1 million at December 31, 2006.

Note 11.    Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$15,658	$25,340
Taxes	15,829	22,928
Rent and lease liabilities	1,921	7,073
Interest payable	2,453	12,351
Professional fees	1,120	3,806
Retail display costs and allowances	—	8,263
Deferred purchase price	—	4,998
Circulation costs	—	4,840
Divestiture reserves	5,061	3,406
Other	6,949	19,178

	$48,991	$112,183

Note 12.    Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Borrowings under bank credit facilities	$250,000	$496,000
8 7/8% Senior Notes due 2011	—	406,733
8% Senior Notes due 2013	2,576	294,810
Senior Floating Rate Notes due 2010	—	122,500

	252,576	1,320,043
Obligation under capital leases (see Note 21)	261	2,986

	252,837	1,323,029
Less: Current maturities of long-term debt	5,262	6,070

	$247,575	$1,316,959

Bank Credit Facilities

On August 1, 2007, the Company completed the financing for a $350.0 million senior secured bank credit facility. The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). The Company capitalized approximately $6.3 million of financing costs associated with the new credit facilities.

Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The interest rate on the Term Loan B

Facility at December 31, 2007 was 7.08%. Additionally, through August 1, 2009, the Company is required to manage its interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B principal outstanding (see Note 19).

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and ending on June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date.

Amounts borrowed under the Term Loan B Facility combined with the net proceeds received from the sale of the Enthusiast Media segment were used to repay all $492.5 million principal amount of the Company’s existing term loan at June 30, 2007, redeem all $410.0 million in principal of the Company’s 8 7/8% Senior Notes due 2011, redeem $292.2 million in principal of the Company’s 8% Senior Notes due 2013 (the “8% Senior Notes”), redeem all $122.5 million in principal of the Company’s Senior Floating Rate Notes due 2010, pay approximately $16.0 million of accrued interest on the Company’s 8% Senior Notes, approximately $32.0 million of premiums and consent payments and approximately $9.0 million of financing and legal fees. At the time of the debt refinancing, the Company recorded a loss of approximately $44.3 million, including a write-off approximately $8.7 million of deferred financing costs, which is included in other expense, net in the consolidated statement of operations.

During 2006, the Company redeemed a total of $65.5 million in principal of its 8 7/8% Senior Notes due 2011 in several transactions, for $64.0 million plus $0.6 million of accrued interest. Also during 2006, the Company redeemed a total of $5.2 million in principal of its 8% Senior Notes in two different transactions for $4.8 million plus $0.2 million of accrued interest, and it redeemed a total of $52.5 million in principal of its Senior Floating Rate Notes Due 2010 in four different transactions for $55.1 million plus $0.5 million of accrued interest. As a result of these transactions, the Company recorded a loss of $2.6 million, net of the write-off of unamortized deferred financing costs and bond discount, for the year ended December 31, 2006. This loss is included in other expense, net in the consolidated statement of operations.

On September 30, 2005, the Company entered into a new $500.0 million term loan credit facility with a maturity date of September 30, 2013. The term loan bore interest at the base rate plus 1.25% or LIBOR plus 2.25% per year. The Company applied the net proceeds from the sale of its Business Information segment and a portion of the term loan to repay $362.9 million of other term loan commitments. In addition, the Company permanently reduced its total revolving loan commitments in an aggregate principal amount of $79.1 million. The Company recorded a loss of $3.5 million in other expense, net in the consolidated statement of operations for the year ended December 31, 2005 related to the write-off of unamortized deferred financing costs relating to the credit facilities.

The bank credit facilities consisted of the following at December 31, 2007 (dollars in thousands):

	Revolver	Term B	Total
Bank credit facilities	$100,000	$250,000	$350,000
Borrowings outstanding	—	(250,000)	(250,000)
Letters of credit outstanding	(8,285)	—	(8,285)

Unused bank commitments	$91,715	$—	$91,715

Under the new bank credit facilities agreement, the Company has agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on its debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. During the period the new bank credit facilities agreement was in place during 2007, the weighted-average cost of the Company’s commitment fees was 0.36%. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, the Company may pay amendment fees under its bank credit facilities.

The bank credit facilities agreement, among other things, limits the Company’s ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments, including dividend payments on or repurchases of the Company’s common stock.

8% Senior Notes

The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements. Interest is payable semi-annually in May and November at an annual rate of 8%.

The Company currently intends to call the remaining 8% Senior Notes in the first half of 2008 and has included the outstanding balance in current maturities of long-term debt on the consolidated balance sheet at December 31, 2007. During 2007, the Company solicited consents to proposed amendments to the indentures governing the 8% Senior Notes, which would eliminate substantially all of the restrictive covenants contained in the indentures and the 8% Senior Notes, eliminate certain events of default, modify covenants regarding mergers and consolidations, and modify or eliminate certain other provisions, including certain provisions relating to defeasance, contained in the indentures and the 8% Senior Notes. The supplemental indentures that were the subject of the consent solicitations are now operative. The events of default contained in the 8% Senior Notes are generally less restrictive than those contained in the Company’s bank credit facilities.

If the Company becomes subject to a change of control, as defined in the indentures governing the 8% Senior Notes, each holder of the 8% Senior Notes will have the right to require the Company to purchase any or all of its 8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the purchased 8% Senior Notes plus accrued and unpaid interest, if any, to the date of purchase.

Under its bank credit facility and 8% Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which represent primarily Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown and foreign subsidiaries. Indebtedness under the bank credit facilities and 8% Senior Note agreement is guaranteed by each of the Company’s domestic subsidiaries in the Restricted Group (excluding Automotive.com) in accordance with the provisions and limitations of the Company’s bank credit facilities and 8% Senior Note agreements. The guarantees are full, unconditional, and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or 8% Senior Notes. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facility, the Unrestricted Group’s results (positive or negative) are not reflected in the consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters’ results of acquisitions and divestitures and estimated savings for acquired businesses.

Covenant Compliance

Under the most restrictive covenants contained in the new bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. At December 31, 2007, this leverage ratio was approximately 2.9 to 1.

The scheduled repayments of all debt outstanding, including capital leases, as of December 31, 2007, were as follows (dollars in thousands):

Years Ending December 31,	Debt	Capital Lease Obligations and Other	Total
2008	$5,076	$186	$5,262
2009	2,500	73	2,573
2010	2,500	2	2,502
2011	2,500	—	2,500
2012	2,500	—	2,500
Thereafter	237,500	—	237,500

Total	$252,576	$261	$252,837

Note 13.    Income Taxes

At December 31, 2007, the Company had aggregate federal NOLs of approximately $425 million, which are available to reduce future taxable income through 2024. In addition, the Company has significant state and local NOLs in various jurisdictions in which the Company and/or its subsidiaries file income tax returns. These state and local NOLs expire over various periods based on applicable state and local regulations. The Company currently has recorded a full valuation allowance against its federal, state and local NOLs. To the extent that the Company achieves positive net income in the future, the NOLs may be available for use, in which case the Company’s valuation allowance will be adjusted accordingly. The utilization of such NOLs may be subject to certain limitations under tax laws.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating and capital loss carryforwards. The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2007			2006
	Federal	State	Total	Federal	State	Total
	(Dollars in thousands)
Deferred income tax assets:
Difference between book and tax basis of accrued expenses and other	$5,313	$359	$5,672	$17,122	$4,254	$21,376
Difference between book and tax basis of restructuring reserves	9,460	639	10,099	11,398	2,832	14,230
Difference between book and tax basis of deferred rent	5,864	396	6,260	6,383	1,586	7,969
Difference between book and tax basis of other intangible assets	13,803	933	14,736	51,276	12,739	64,015
Difference between book and tax basis of property and equipment	4,099	277	4,376	11,183	2,778	13,961
Difference between book and tax basis of FIN 48 liability	5,881	56	5,937	—	—	—
Operating loss carryforwards	147,195	4,792	151,987	443,077	44,415	487,492
AMT credit carryforwards	—	—	—	1,765	—	1,765
Net unrealized loss on investments	5,511	372	5,883	4,762	1,183	5,945

Total	$197,126	$7,824	$204,950	$546,966	$69,787	$616,753

Deferred income tax liabilities:
Difference between book and tax basis of indefinite-lived intangible assets	$10,661	$1,603	$12,264	$60,778	$11,282	$72,060

Total	10,661	1,603	12,264	60,778	11,282	72,060
Net deferred income tax assets	186,465	6,221	192,686	486,188	58,505	544,693
Less: Valuation allowance	(197,126)	(7,824)	(204,950)	(546,966)	(69,787)	(616,753)

Net	$(10,661)	$(1,603)	$(12,264)	$(60,778)	$(11,282)	$(72,060)

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$39,181	$1,765	$3,981
State and local	2,672	9,436	8,110

Total	41,853	11,201	12,091
Deferred:
Federal	250,276	24,564	207,100
State and local	34,157	31,173	26,596

Total	284,433	55,737	233,696
Change in valuation allowance	(344,229)	(62,263)	(221,213)

Total deferred provision	(59,796)	(6,526)	12,483

Total (benefit) provision for income taxes	$(17,943)	$4,675	$24,574

The provision for income taxes included in the Company’s consolidated statement of operations was as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Continuing operations	$(32,728)	$(31,583)	$(38,218)
Discontinued operations	14,785	36,258	62,792

Total (benefit) provision for income taxes	$(17,943)	$4,675	$24,574

During the year-end close process for 2007, the Company discovered errors related to its accounting for income taxes applicable to continuing operations, a $1.2 million benefit, and discontinued operations, a $2.4 million benefit. The errors were not material to the interim periods to which they relate and were corrected in the fourth quarter of 2007.

Additionally, during the fourth quarter of 2007, the Company recorded an increase in its FIN 48 liability and a corresponding charge to income taxes applicable to discontinued operations of $7.5 million, resulting from a change in estimates related to income tax positions previously taken. The changes in estimate were the result of new information having an impact on the tax positions that became available to the Company during the fourth quarter.

A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the loss from continuing operations is set forth below:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Tax benefit at federal statutory rate	$(30,943)	$(33,844)	$(48,834)
State and local taxes, net of federal impact	(2,747)	(1,949)	(3,343)
Preferred dividends	—	—	12,195
Change in valuation allowance	1,466	214	1,035
Other, net	(504)	3,996	729

Benefit for income taxes	$(32,728)	$(31,583)	$(38,218)

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. Therefore, as a result of the adoption of SFAS No. 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the NOL period. With the adoption of SFAS No. 142, the Company no longer amortizes the book basis of the indefinite-lived intangible assets but continues to amortize these intangible assets for tax purposes. Therefore, the Company will have deferred tax liabilities that will arise each quarter because the temporary differences related to the amortization of these assets for tax purposes will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. During 2007, 2006 and 2005, the Company recorded a provision (benefit) for deferred income taxes of $(59.8) million, $(6.5) million and $12.5 million, respectively, related to the change in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the book and tax basis in the indefinite-lived intangible assets.

Approximately $1.4 million of the valuation allowance at December 31, 2007 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by multiple tax authorities. The Company is not currently under audit by the Internal Revenue Service (“IRS”) for any of its prior federal consolidated income tax filings. The tax periods open by statute for IRS audit include NOL amounts from periods prior to the statutory period open for audit. As a result, the Company’s federal income tax filings are effectively subject to IRS audit for all prior years since, and including, 1992. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Company is currently under audit by various state and local taxing authorities. It is possible that one or more of these state and local tax examinations will be settled during the next twelve months. If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits. Items that may cause changes to unrecognized tax benefits include the consideration of filing requirements in various states, the allocation of income and expense between tax jurisdictions, and changes in tax laws, regulations and other guidance across one or more of many jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations or other unforeseen circumstances. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current examinations will not have a material impact on the Company’s current FIN 48 liability. The statute of limitations in select state and local jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of $2.0 million.

The total amount of unrecognized tax benefits as of December 31, 2007 was $92.7 million. Approximately $21.0 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $71.7 million would not. As of December 31, 2007, the Company’s recorded FIN 48 liability was $23.4 million, which included $2.4 million of interest.

During the year ended December 31, 2007, the Company recorded a net reduction of the interest accrued under FIN 48 of $0.9 million, inclusive of amounts related to divestitures, as a benefit to income taxes.

The following is a reconciliation of the total amount of unrecognized tax benefits at January 1, 2007 to December 31, 2007 (dollars in thousands):

Balance at January 1, 2007	$102,531
Additions for tax positions of prior years	—
Decreases for tax positions of prior years	(20,618)
Additions for tax positions of current year	19,684
Lapse of applicable statute of limitations	(924)
Divestitures	(7,989)

Balance at December 31, 2007	$92,684

In connection with the sale of the Enthusiast Media segment in August 2007, the Company entered into an agreement with the buyer whereby it agreed to indemnify the buyer for certain losses that might arise from uncertain tax positions taken in previous years. As a result, $1.6 million of the $8.0 million decrease in the uncertain tax positions due to divestitures section of the table above was reclassified from the FIN 48 liability to a contingent liability with no impact to current earnings. The amount ultimately reclassified was not equal to the amount previously recorded by the Company for such issues since the accounting model for contingent liabilities is different than the accounting model for uncertain tax positions. An increase in discontinued operations of $6.4 million, including an amount equal to the difference in these two models, was recorded in connection with the transaction.

Note 14.    Stockholders’ Equity

Shares Subject to Mandatory Redemption (the Company’s Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock)

On May 11, 2005, the Company redeemed all of its outstanding shares of $10.00 Series D Exchangeable Preferred Stock (with an aggregate liquidation preference of $167.5 million) and all of its outstanding shares of $9.20 Series F Exchangeable Preferred Stock (with an aggregate liquidation preference of $95.3 million). The Series D Exchangeable Preferred Stock was called at 101% of the liquidation preference thereof plus accrued but unpaid dividends, and the Series F Exchangeable Preferred Stock was called at par plus accrued but unpaid dividends. The Company recorded a loss of $4.3 million in other expenses, net in the consolidated statement of operations for the year ended December 31, 2005 in connection with these redemptions. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series D preferred shares.

On October 1, 2005, the Company redeemed all of its outstanding shares of $8.625 Series H Exchangeable Preferred Stock (with an aggregate liquidation preference of $211.7 million). The Series H Exchangeable Preferred Stock was called at 101.4% of the liquidation preference thereof plus accrued but unpaid dividends. The Company recorded a loss of $5.5 million in other expenses, net in the consolidated statement of operations for the year ended December 31, 2005 in connection with this redemption. This charge represents the write-offs of unamortized deferred financing costs and the premiums paid on the redemption of the Series H preferred shares.

As a result of these redemptions, the Company had no outstanding shares subject to mandatory redemption as of December 31, 2007 or 2006.

Warrants to Purchase Common Stock

In connection with the financing for an acquisition completed in 2001, the Company had outstanding, as of December 31, 2007 and 2006, warrants permitting the holders to purchase approximately 1.6 million additional shares of the Company’s common stock. The warrants expire upon the earlier of 2011 or upon a change of control, have exercise prices ranging from $6.96 to $30.00 per share, subject to adjustment, and may be net settled in shares of the Company’s common stock. The value of these warrants included in additional paid-in capital of $31.7 million was determined using the Black-Scholes pricing model.

Approximately 1.3 million of the warrants are held by KKR 1996 Fund L.P., an investment partnership created at the direction of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). KKR is a related party to the Company.

Note 15.    Employee Benefit Plans

Stock Incentive Plans

The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan, as amended (the “Stock Option Plan”), authorizes sales of shares of common stock and grants of incentive awards in the form of, among other things, stock options to key employees and other persons with a unique relationship with the Company. The Stock Option Plan has authorized grants of up to 7.5 million shares of the Company’s common stock or options to management personnel. The Company had approximately 1.6 million shares of its common stock reserved for future grants in connection with the Stock Option Plan at December 31, 2007.

Stock options are granted with exercise prices at or above quoted market value at time of issuance. Most of the options are exercisable at the rate of 20%-33% per year commencing on the anniversary date of the grant. Most options granted pursuant to the Stock Option Plan expire no later than ten years from the date the option was granted.

Pro Forma Disclosure for the Year Ended December 31, 2005

Pro forma information regarding net income and earnings per share is required by SFAS No. 123(R) and has been determined for the year ended December 31, 2005 as if the Company had accounted for its employee stock options granted on or before December 31, 2002 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with assumptions noted in the Stock Options section below (dollars in thousands):

Reported income applicable to common stockholders	$564,618
Add: stock-based employee compensation expense included in reported income applicable to common stockholders	3,780
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(8,237)

Pro forma income applicable to common stockholders	$560,161

Per common share:
Reported basic and diluted income	$12.88

Pro forma basic and diluted income	$12.78

Fair Value Calculations by Award

Stock Options

The fair value of each option award was estimated at the date of grant using the Black-Scholes pricing model under the assumptions noted in the following table. Where certain inputs to the Black-Scholes model varied throughout the period, the ranges utilized for those assumptions are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the historical exercise behavior of employees and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Details of stock option grants were as follows:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	61.03%	61.71%–63.63%	65.95%–75.30%
Weighted-average volatility	61.03%	61.78%	71.89%
Expected dividends	—	—	—
Expected term (in years)	3	3	3
Risk-free rate	4.73%	4.95%–5.03%	3.25%–4.23%

In 2006, the Company granted two board members an aggregate of 16,667 options to purchase shares of the Company’s common stock. The exercise price of these stock options is $9.60. These options vest annually over a three-year period following the date of grant.

A summary of the Company’s stock options award activity for the years ended December 31, 2007 and 2006 is as follows:

	2007				2006
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in thousands)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at beginning of year	3,302,504	$45.90			3,452,010	$45.90
Granted	9,058	13.80			18,333	9.72
Exercised	(40,987)	13.27		$120	(3,306)	10.92		$2
Expired	(366,097)	27.73			(127,936)	48.42
Forfeited	(11,613)	41.97			(36,597)	18.72

Outstanding at end of year	2,892,865	48.65	3	—	3,302,504	45.90	3	9

Vested or expected to vest at end of year	2,892,038	48.63	3	—	3,273,673	46.08	3	8

Exercisable at end of year	2,792,592	49.27	3	—	3,078,301	47.10	3	8

The weighted-average fair value per option for options granted during the years ended December 31, 2007 and 2006 was $1.02 and $4.38, respectively. Cash received from the exercise of stock options during the years ended December 31, 2007 and 2006 was $0.5 million and less than $0.1 million, respectively. No options were settled in cash during the years ended December 31, 2007 or 2006.

As of December 31, 2007, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of one year.

Nonvested shares

A summary of the Company’s nonvested shares award activity as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	2007		2006
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at beginning of year	62,409	$18.06	134,083	$17.70
Vested	(37,500)	17.40	(70,758)	17.46
Forfeited	(5,146)	20.88	(916)	17.40

Nonvested shares at end of year	19,763	18.50	62,409	18.06

As of December 31, 2007, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during the year ended December 31, 2007 was $0.7 million.

Employee Stock Purchase Plan (“ESPP”)

Effective January 1, 2006, the ESPP was amended to provide that the purchase price of shares through the ESPP is 95% of the closing stock price on the last day of the offering period. Due to the amendment, the ESPP became non-compensatory, and thus no expense has been recorded for the years ended December 31, 2007 or 2006. ESPP non-cash compensation for the year ended December 31, 2005 did not have a material impact on the Company’s consolidated statement of operations. In January and July 2007, the Company issued 18,207 and 6,751 shares purchased under the ESPP during the offering periods of the six months ended December 31, 2006 and June 30, 2007, respectively.

Effective December 31, 2007, the Company’s Board of Directors approved the termination of the ESPP. Subsequent to December 31, 2007, all of the ESPP’s net assets were used to purchase shares of the Company’s common stock, which were issued to participants. Additionally, the value of fractional shares (less applicable administrative expenses, if any) were paid directly to participants.

Non-Cash Compensation

Total recorded non-cash compensation expense was as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Nonvested shares	$591	$1,407	$2,455
Stock options (SFAS No. 123(R) and SFAS No. 123)	(105)	2,401	3,780

Total	$486	$3,808	$6,235

Non-cash compensation is included in corporate administrative expenses in the consolidated statement of operations.

Retirement Plans

Substantially all of the Company’s employees are eligible to participate in defined contribution plans after one year of employment. The expense recognized for all of these plans was approximately $0.7 million , $0.8 million and $0.7 million in 2007, 2006 and 2005, respectively.

Note 16.    Income (Loss) Per Common Share

Income (loss) per common share for the years ended December 31, 2007, 2006 and 2005 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all years presented.

The securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants at December 31, 2007, 2006 and 2005 and approximately 2.9 million, 3.4 million and 3.6 million stock options and nonvested shares at December 31, 2007, 2006 and 2005, respectively. Potentially dilutive securities were not included in the computation of diluted income (loss) per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 17.    Other Comprehensive (Loss) Income

Other comprehensive (loss) income was represented by unrealized gains and losses on cash flow hedges and foreign currency translation adjustments as follows:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2007
Net unrealized losses on cash flow hedges	$(2,112)	$—	$(2,112)

Other comprehensive loss	$(2,112)	$—	$(2,112)

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2005
Foreign currency translation adjustments	$167	$—	$167

Other comprehensive income	$167	$—	$167

There were no components of other comprehensive income (loss) during the year ended December 31, 2006.

Note 18.    Severance and Provision for Restructuring Costs

Senior Executives Severance

In 2005, the Company recorded $1.8 million of severance related to the separation of the former President and Chief Executive Officer.

Provision for Restructuring Costs

In 2007, the Company’s management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Guides operations and relocate its corporate headquarters from New York to Norcross, GA, where its Consumer Guides business is located. The Company expects to complete this plan by May 31, 2008. The total expected cost of this plan is $6.2 million, of which $5.8 million has been incurred as of December 31, 2007.

In 2006, the Company began a new cost reduction plan to streamline operations, reduce layers of management and consolidate real estate.

Details of the plans implemented and the related payments during the years ended December 31, 2007 and 2006 are presented in the following tables:

	Liability as of January 1, 2007		Net Provision for the Year Ended December 31, 2007	Payments During the Year Ended December 31, 2007	Liability as of December 31, 2007
	(Dollars in thousands)
Employee-related termination costs	$9		$7,316	$(2,420)	$4,905
Termination of leases related to office closures and other	24,684		1,772	(6,015)	20,441
Write-off of leasehold improvements, prepaid rent and lease-related liabilities	—		1,408	(1,408)	—

Total	$24,693	(1)	$10,496	$(9,843)	$25,346

	Liability as of January 1, 2006		Net Provision for the Year Ended December 31, 2006	Payments During the Year Ended December 31, 2006	Liability as of December 31, 2006
	(Dollars in thousands)
Employee-related termination costs	$—		$89	$(80)	$9
Termination of leases related to office closures	26,962		1,217	(3,495)	24,684

Total	$26,962	(2)	$1,306	$(3,575)	$24,693	(2)

(1)	Excludes liabilities related to discontinued operations of $1.8 million as of January 1, 2007.

(2)	Excludes liabilities related to discontinued operations of $1.8 million and $2.5 million as of December 31, 2006 and January 1, 2006, respectively.

The remaining liability related to real estate lease commitments for space that the Company no longer occupies is expected to be paid through 2015. The employee-related termination costs are expected to be paid in 2008. To reduce the lease-related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The Company evaluates the appropriateness of its reserves on a quarterly basis.

As a result of the implementation of the plans, the Company has closed seven office locations and has notified a total of 152 employees that they would be terminated. As of December 31, 2007, 145 employees have been terminated.

Liabilities of $5.5 million and $3.5 million representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the consolidated balance sheet as of December 31, 2007 and 2006, respectively. Liabilities of $19.8 million and $21.2 million representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the consolidated balance sheet as of December 31, 2007 and 2006, respectively.

For purposes of the Company’s bank credit facilities and 8% Senior Note agreement, the provision for restructuring costs is excluded from the Company’s calculation of consolidated EBITDA, as defined in the bank credit facilities.

Note 19.    Derivative Financial Instruments

During 2007, PRIMEDIA entered into four interest rate swap agreements, each with a notional amount of $50.0 million. On the trade date, two of the interest rate swaps were not part of a designated hedging relationship. Changes in the fair value of these swaps were recorded directly through earnings up until the point they were designated in cash flow hedging relationships. These changes resulted in a net loss of $0.3 million, which is included in the consolidated statement of operations in other expense, net. The other two interest rate swaps were designated in cash flow hedging relationships as of the trade date. One of the interest rate swaps matures on December 31, 2008; two mature on September 30, 2009; and one matures on December 31, 2009.

The Company designated the interest rate swap agreements to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with the Company’s Term B Loan Facility. At December 31, 2007, unrealized losses of $2.1 million were recorded in AOCI for the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships. The reclassification from AOCI to interest expense will occur as interest expense is recorded on the underlying debt. Based on current market conditions, it is expected that $2.3 million of net unrealized losses will be reclassified to interest expense over the next 12 months.

The following is a summary of all of the Company’s derivative financial instrument positions (dollars in thousands):

	December 31, 2007
	Notional Value	Derivative Asset	Derivative Liability
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$200,000	$—	$(2,427)

Note 20.    Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are summarized as follows:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available for sale securities	$15,425	$15,425	$—	$—
Borrowings under bank credit facilities	250,000	241,043	496,000	494,752
8 7/8% Senior Notes (net of an unamortized discount)	—	—	406,733	412,578
8% Senior Notes	2,576	2,647	294,810	293,336
Senior Floating Rate Notes	—	—	122,500	128,074
Deferred purchase price liabilities	—	—	36,016	39,185
Derivative financial instruments	2,427	2,427	—	—

The fair value of available for sale securities was determined based on quoted market prices.

The fair value of the borrowings under bank credit facilities and the senior notes was determined based on quoted market prices.

The fair value of deferred purchase price liabilities was determined using a present value calculation discounted by an assumed cost of capital.

The fair value of the derivative financial instruments was determined using discounted cash flow models.

For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturity of these instruments.

Note 21.    Commitments and Contingencies

Commitments

Total rent expense under operating leases was $13.9 million, $14.7 million and $13.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain leases are subject to escalation clauses, and certain leases contain renewal options. The Company expenses rent on all operating leases on a straight-line basis. The leases primarily relate to real estate and equipment. The following annual rental commitments include an aggregate of $20.4 million, which has been reserved for as part of the provision for restructuring costs (see Note 18). Minimum rental commitments under noncancelable operating leases are as follows (dollars in thousands)

Years Ending December 31,
2008	$25,972
2009	22,033
2010	19,646
2011	17,926
2012	16,758
Thereafter	52,446

$154,781

Future rental commitments for the above leases have not been reduced by minimum noncancelable sublease income aggregating $80.5 million as of December 31, 2007.

Future minimum lease payments under capital leases (see Notes 8 and 12) are as follows (dollars in thousands):

Years Ending December 31,
2008	$215
2009	78
2010	3
2011	—
2012	—
Thereafter	—

296
Less: Amount representing interest (at rates ranging from 7% to 8%)	35

Present value of net minimum lease payments and other	261
Less: Current portion	186

Long-term obligations (included in long-term debt)	$75

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, though the ultimate outcome of these matters could be material to operating results in any given reporting period, there is no pending legal proceeding that would have a material adverse effect on the Company’s long-term results of operations, liquidity or consolidated financial position.

Workplace Learning

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the

Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At that time, the Company also recorded a receivable of $10.0 million for the amount due from the third-party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter, the Company recorded a charge of approximately $7.2 million to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10.0 million receivable with a charge to discontinued operations as of December 31, 2006. The Company continues to exercise all available legal remedies against the third-party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases.

At December 31, 2007, the Company has recorded a total liability of $14.0 million for the fair value of the future lease payments, net of estimated sublease income, in the consolidated balance sheet.

Indemnifications

The Company is a party to contracts in which it is common for it to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties but usually excludes any liabilities caused by gross negligence or willful misconduct. The Company cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

Additionally, in connection with the sale of assets and the divestiture of businesses, the Company may agree to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to: (i) the representations and warranties made by the Company to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include tax liabilities and other liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company but simply serve to protect the buyer from potential liability associated with the Company’s obligations existing at the time of the sale. As with any liability, the Company has previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. The Company has not accrued any additional amounts as a result of indemnities which result from asset sales and divestitures. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, the Company will accrue a liability when future payment is probable and the amount is reasonably estimable.

Note 22.    Related Party Transactions

For the years ended December 31, 2007, 2006 and 2005, the Company incurred and expensed administrative fees relating to KKR, an affiliated party, of $0.9 million, $1.0 million and $1.0 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company incurred and expensed directors’ fees for certain partners of KKR aggregating $0.1 million, $0.1 million and $0.2 million, respectively.

In 2005, the Company paid Capstone $0.1 million in cash for consulting services received. Dean Nelson, the Company’s Chairman and former President and Chief Executive Officer and a director of PRIMEDIA is also the Chief Executive Officer of Capstone. The Company did not make any payments to Capstone during 2007 or 2006.

The Company leased transponders for Channel One, part of its Education segment, from PanAmSat Corporation (“PanAmSat”). Beginning in August 2004, an investment partnership associated with KKR owned more than 20% of PanAmSat. This relationship ceased during July 2006. The Company paid transponder lease fees of $0.8 million through the time that PanAmSat was a related party, as defined, during 2006. It also paid transponder lease fees of $0.4 million and received credits of $0.4 million for the year ended December 31, 2005.

On July 1, 2006, the Company entered into a consulting agreement with Beverly Chell, a current director of PRIMEDIA and former Vice Chairman and General Counsel of PRIMEDIA, pursuant to which Ms. Chell is to provide certain management and legal services and strategic and financial advice as requested by the Company. As compensation for her services, Ms. Chell is paid a daily rate. The original term of the agreement expired on December 31, 2006; however, the arrangement was extended to December 31, 2007 on the same terms. The Company presently expects to extend the arrangement upon mutually agreeable terms. During 2007 and 2006, the Company paid Ms. Chell approximately $0.1 million per year in cash, for consulting services received.

Note 23.    Financial Information for Guarantors of the Company’s Debt

The information that follows presents consolidating financial information as of December 31, 2007 and 2006 and for years ended December 31, 2007, 2006 and 2005 for (i) PRIMEDIA Inc. (as the Issuer), (ii) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, (iii) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are with limited exceptions the unrestricted subsidiaries, (iv) elimination entries and (v) the Company on a consolidated basis. Corporate operating expenses have been included in the operations of the guarantor subsidiaries. During the years ended December 31, 2007, 2006 and 2005, certain businesses have been reclassified between restricted and unrestricted subsidiaries. These reclassifications are in compliance with our debt agreements and have not had a material effect on the Company’s debt covenant ratios as defined in the bank credit facilities. Certain 2006 and 2005 amounts have been recast to conform to the 2007 presentation. The Company believes that this presentation more accurately reflects the financial information of the categories presented below.

The consolidating financial information includes certain allocations of revenues, expenses, assets and liabilities based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements of the Company. The intercompany balances in the accompanying consolidating financial statements include cash management activities, management fees, cross promotional activities and other intercompany charges between PRIMEDIA Inc. and the business units and among the business units. The non-guarantor subsidiary results of operations include: internet operations, foreign operations, certain distribution operations, certain start-up magazine businesses, revenues and related expenses derived from the licensing of certain products of guarantor subsidiaries and expenses associated with the cross promotion by the guarantor subsidiaries of the activities of the non-guarantor subsidiaries. The transactions described above are billed by the Company at what the Company believes are market rates. All intercompany related activities are eliminated in consolidation. Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.) includes all of the businesses and related operations of PRIMEDIA Inc. The operating results of Consumer Source Inc. are the same as consolidated PRIMEDIA Inc., and their balance sheets are substantially the same, except that PRIMEDIA Inc. holds all of the Company’s bank credit facilities, Senior Notes indebtedness, capital stock accounts and other miscellaneous balance sheet accounts.

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement. Under its bank credit facilities and 8% Senior Note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown, and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and 8% Senior Note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and 8% Senior

Note agreements. The guarantees are full, unconditional, and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or 8% Senior Notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative) are not reflected in the consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters’ results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2007

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,840	$2,866	$3	$—	$14,709
Available for sale securities	15,425	—	—	—	15,425
Accounts receivable, net	—	24,834	2,858	—	27,692
Inventories	—	742	—	—	742
Prepaid expenses and other	4,212	2,124	1,819	—	8,155
Assets of businesses held for sale	—	3,028	2,765	—	5,793

Total current assets	31,477	33,594	7,445	—	72,516
Property and equipment, net	198	8,929	9,297	—	18,424
Investment in and advances to subsidiaries	154,179	(314,879)	—	160,700	—
Intangible assets, net	—	14,081	12,345	—	26,426
Goodwill	—	113,543	15,743	—	129,286
Other non-current assets	9,364	848	—	—	10,212

Total assets	$195,218	$(143,884)	$44,830	$160,700	$256,864

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$4,678	$7,265	$2,231	$—	$14,174
Intercompany payables	(17,490)	(932,243)	634,854	314,879	—
Accrued expenses and other	29,410	17,012	2,569	—	48,991
Deferred revenue	1,700	187	55	—	1,942
Current maturities of long-term debt	5,262	—	—	—	5,262
Liabilities of businesses held for sale	—	2,417	67	—	2,484

Total current liabilities	23,560	(905,362)	639,776	314,879	72,853
Long-term debt	247,575	—	—	—	247,575
Intercompany notes payable	—	7,612	—	(7,612)	—
Deferred revenue	11,050	—	—	—	11,050
Deferred income taxes	—	12,264	—	—	12,264
Other non-current liabilities	56,858	89	—	—	56,947

Total liabilities	339,043	(885,397)	639,776	307,267	400,689

Stockholders’ deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,370,428	—	—	—	2,370,428
Accumulated deficit	(2,436,719)	743,625	(594,946)	(148,679)	(2,436,719)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Accumulated other comprehensive loss	(2,112)	(2,112)	—	2,112	(2,112)

Total stockholders’ deficiency	(143,825)	741,513	(594,946)	(146,567)	(143,825)

Total liabilities and stockholders’ deficiency	$195,218	$(143,884)	$44,830	$160,700	$256,864

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Statement of Operations

Year Ended December 31, 2007

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Revenue, net:	$—	$256,760	$64,174	$(6,134)	$314,800
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	28,759	319	—	29,078
Marketing and selling	—	74,966	6,098	—	81,064
Distribution and circulation	—	21,207	62,354	—	83,561
Editorial	—	5,552	25	—	5,577
Other general expenses	—	23,009	11,287	(6,134)	28,162
Corporate administrative expenses	—	23,920	5,665	—	29,585
Depreciation and amortization of property and equipment	—	5,160	7,452	—	12,612
Amortization of intangible assets	—	3,276	216	—	3,492
Provision for restructuring costs	—	10,496	—	—	10,496
Other	—	156	—	—	156

Operating income (loss)	—	60,259	(29,242)	—	31,017

Other income (expenses):
Interest expense	(69,612)	(8,048)	—	—	(77,660)
Amortization of deferred financing costs	(1,743)	—	—	—	(1,743)
Intercompany management fees and interest	37,801	(37,473)	(328)	—	—
Other income (expenses), net	(46,620)	6,600	—	—	(40,020)

Income (loss) from continuing operations before benefit (provision) for income taxes	(80,174)	21,338	(29,570)	—	(88,406)
Benefit (provision) for income taxes	—	33,176	(448)	—	32,728
Equity in earnings (losses) of subsidiaries	571,619	(87,174)	—	(484,445)	—

Income (loss) from continuing operations	491,445	(32,660)	(30,018)	(484,445)	(55,678)
Discontinued operations, net of tax	—	604,279	(57,156)	—	547,123

Net income (loss)	$491,445	$571,619	$(87,174)	$(484,445)	$491,445

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Statement of Cash Flows

Year Ended December 31, 2007

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Operating activities:
Net income (loss)	$491,445	$571,619	$(87,174)	$(484,445)	$491,445
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:	(387,744)	(694,778)	59,136	584,651	(438,735)
Changes in assets and liabilities	(103,701)	7,473	(2,027)	—	(98,255)

Net cash (used in) provided by operating activities	—	(115,686)	(30,065)	100,206	(45,545)

Investing activities:
Additions to property, equipment and other	—	(10,497)	(9,855)	—	(20,352)
Payments related to sale of businesses	—	(21,420)	—	—	(21,420)
Proceeds from sale of businesses	—	1,294,937	57,689	—	1,352,626
Payments for businesses acquired, net of cash acquired	—	(19,255)	(14,874)	—	(34,129)
Purchases of available for sale securities	(247,426)	—	—	—	(247,426)
Proceeds from sale of available for sale securities	232,001	—	—	—	232,001
Proceeds from sale of other investments	—	289	—	—	289

Net cash (used in) provided by investing activities	(15,425)	1,244,054	32,960	—	1,261,589

Financing activities:
Intercompany activity	1,475,671	(1,372,475)	(2,990)	(100,206)	—
Borrowings under credit agreements	32,800	250,000	—	—	282,800
Repayments of borrowings under credit agreements	(528,800)	—	—	—	(528,800)
Payments for redemptions of senior notes	(859,735)	—	—	—	(859,735)
Proceeds from issuances of common stock, net	722	—	—	—	722
Payment of dividends on common stock	(95,010)	—	—	—	(95,010)
Deferred financing costs paid	—	(6,287)	—	—	(6,287)
Capital lease payments	—	(596)	(143)	—	(739)
Other	—	(114)	—	—	(114)

Net cash provided by (used in) financing activities	25,648	(1,129,472)	(3,133)	(100,206)	(1,207,163)

Increase (decrease) in cash and cash equivalents	10,223	(1,104)	(238)	—	8,881
Cash and cash equivalents, beginning of year	1,617	3,970	241	—	5,828

Cash and cash equivalents, end of year	$11,840	$2,866	$3	$—	$14,709

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2006

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,617	$3,970	$241	$—	$5,828
Accounts receivable, net	—	98,268	17,016	—	115,284
Inventories	—	12,283	695	—	12,978
Prepaid expenses and other	2,740	13,561	2,676	—	18,977
Assets of businesses held for sale	—	170,037	—	—	170,037

Total current assets	4,357	298,119	20,628	—	323,104
Property and equipment, net	2,590	31,337	12,463	—	46,390
Investment in and advances to subsidiaries	1,161,383	40,986	—	(1,202,369)	—
Intangible assets, net	—	126,854	61,033	—	187,887
Goodwill	—	567,605	106,533	—	674,138
Other non-current assets	15,896	6,398	516	—	22,810

Total assets	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$9,189	$34,784	$3,706	$—	$47,679
Intercompany payables	297,495	(922,783)	666,274	(40,986)	—
Accrued expenses and other	31,578	74,063	6,542	—	112,183
Deferred revenue	1,738	70,865	6,432	—	79,035
Current maturities of long-term debt	5,058	988	24	—	6,070
Liabilities of businesses held for sale	—	50,300	—	—	50,300

Total current liabilities	345,058	(691,783)	682,978	(40,986)	295,267
Long-term debt	1,315,146	1,732	81	—	1,316,959
Intercompany notes payable	—	2,091,297	—	(2,091,297)	—
Deferred revenue	12,750	—	—	—	12,750
Deferred income taxes	—	72,060	—	—	72,060
Other non-current liabilities	34,502	20,132	25,889	—	80,523

Total liabilities	1,707,456	1,493,438	708,948	(2,132,283)	1,777,559

Stockholders’ deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,369,220	—	—	—	2,369,220
Accumulated deficit	(2,817,028)	(422,139)	(507,775)	929,914	(2,817,028)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)

Total stockholders’ deficiency	(523,230)	(422,139)	(507,775)	929,914	(523,230)

Total liabilities and stockholders’ deficiency	$1,184,226	$1,071,299	$201,173	$(1,202,369)	$1,254,329

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Statement of Operations

Year Ended December 31, 2006

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Revenue, net:	$—	$256,490	$65,518	$(14,079)	$307,929
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	29,294	1,110	—	30,404
Marketing and selling	—	28,847	47,585	—	76,432
Distribution and circulation	—	56,958	21,536	—	78,494
Editorial	—	5,458	101	—	5,559
Other general expenses	—	24,679	18,936	(14,079)	29,536
Corporate administrative expenses	—	31,019	6,245	—	37,264
Depreciation and amortization of property and equipment	—	5,194	6,307	—	11,501
Amortization of intangible assets	—	2,477	809	—	3,286
Provision for restructuring costs	—	1,306	—	—	1,306
Other	—	28	—	—	28

Operating income (loss)	—	71,230	(37,111)	—	34,119

Other income (expenses):
Interest expense	(126,886)	(50)	(4)	—	(126,940)
Amortization of deferred financing costs	(2,567)	—	—	—	(2,567)
Intercompany management fees and interest	151,132	(145,819)	(5,313)	—	—
Other income (expenses), net	(1,732)	423	—	—	(1,309)

Income (loss) from continuing operations before benefit (provision) for income taxes	19,947	(74,216)	(42,428)	—	(96,697)
Benefit (provision) for income taxes	—	31,801	(218)	—	31,583
Equity in earnings (losses) of subsidiaries	18,305	(59,434)	—	41,129	—

Income (loss) from continuing operations	38,252	(101,849)	(42,646)	41,129	(65,114)

Discontinued operations, net of tax	—	119,802	(16,458)	—	103,344
Cumulative effect of change in accounting principle, net of tax	—	352	(330)	—	22

Net income (loss)	$38,252	$18,305	$(59,434)	$41,129	$38,252

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Statement of Cash Flows

Year Ended December 31, 2006

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Operating activities:
Net income (loss)	$38,252	$18,305	$(59,434)	$41,129	$38,252
Cumulative effect of change in accounting principle, net of tax	—	(352)	330	—	(22)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:	(55,109)	(27,336)	21,632	62,581	1,768
Changes in assets and liabilities	16,857	(17,047)	(2,057)	—	(2,247)

Net cash (used in) provided by operating activities	—	(26,430)	(39,529)	103,710	37,751

Investing activities:
Additions to property, equipment and other	—	(18,438)	(8,324)	—	(26,762)
Proceeds from sale of businesses	—	148,220	4,128	—	152,348
Payments for businesses acquired, net of cash acquired	—	(7,765)	(16,093)	—	(23,858)
Proceeds from sale of other investments	—	1,300	—	—	1,300

Net cash provided by (used in) investing activities	—	123,317	(20,289)	—	103,028

Financing activities:
Intercompany activity	140,838	(94,331)	57,203	(103,710)	—
Borrowings under credit agreements	271,100	—	—	—	271,100
Repayments of borrowings under credit agreements	(288,100)	—	—	—	(288,100)
Payments for redemptions of senior notes	(122,968)	—	—	—	(122,968)
Proceeds from issuances of common stock, net	426	—	—	—	426
Capital lease payments	—	(2,552)	104	—	(2,448)
Other	—	(216)	—	—	(216)

Net cash provided by (used in) financing activities	1,296	(97,099)	57,307	(103,710)	(142,206)

Increase (decrease) in cash and cash equivalents	1,296	(212)	(2,511)	—	(1,427)
Cash and cash equivalents, beginning of year	321	4,182	2,752	—	7,255

Cash and cash equivalents, end of year	$1,617	$3,970	$241	$—	$5,828

PRIIMEDIA INC. AND SUBSIDIARIES

Consolidating Statement of Operations

Year Ended December 31, 2005

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Revenue, net:	$—	$257,211	$66,222	$(16,246)	$307,187
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	32,199	1,175	—	33,374
Marketing and selling	—	60,984	14,730	—	75,714
Distribution and circulation	—	28,236	55,028	—	83,264
Editorial	—	5,727	124	—	5,851
Other general expenses	—	29,178	15,526	(16,246)	28,458
Corporate administrative expenses	—	28,850	5,248	—	34,098
Depreciation and amortization of property and equipment	—	5,387	5,023	—	10,410
Amortization of intangible assets	—	2,861	279	—	3,140
Severance related to separated senior executives	—	1,775	—	—	1,775
Provision for restructuring costs	—	(444)	—	—	(444)
Other	—	(209)	—	—	(209)

Operating income (loss)	—	62,667	(30,911)	—	31,756
Other expenses:
Interest expense	(128,913)	(60)	(7)	—	(128,980)
Interest on shares subject to mandatory redemption	(24,203)	—	—	—	(24,203)
Amortization of deferred financing costs	(4,291)	—	—	—	(4,291)
Intercompany management fees and interest	157,222	(146,176)	(11,046)	—	—
Other expenses, net	(9,748)	(4,058)	—	—	(13,806)

Loss from continuing operations before benefit (provision) for income taxes	(9,933)	(87,627)	(41,964)	—	(139,524)
Benefit (provision) for income taxes	—	38,243	(25)	—	38,218
Equity in earnings (losses) of subsidiaries	574,551	(67,001)	—	(507,550)	—

Income (loss) from continuing operations	564,618	(116,385)	(41,989)	(507,550)	(101,306)
Discontinued operations, net of tax	—	690,936	(25,012)	—	665,924

Net income (loss)	$564,618	$574,551	$(67,001)	$(507,550)	$564,618

PRIMEDIA INC. AND SUBSIDIARIES

Consolidating Statement of Cash Flows

Year Ended December 31, 2005

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Operating activities:
Net income (loss)	$564,618	$574,551	$(67,001)	$(507,550)	$564,618
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:	(526,929)	(604,508)	20,387	614,899	(496,151)
Changes in assets and liabilities	(37,689)	(40,151)	(3,037)	—	(80,877)

Net cash used in operating activities	—	(70,108)	(49,651)	107,349	(12,410)

Investing activities:
Additions to property, equipment and other	—	(22,381)	(7,820)	—	(30,201)
Proceeds from sale of businesses	—	801,892	21,707	—	823,599
Payments for businesses acquired, net of cash acquired	—	(101,579)	(4,177)	—	(105,756)

Net cash provided by investing activities	—	677,932	9,710	—	687,642

Financing activities:
Intercompany activity	672,914	(608,374)	42,809	(107,349)	—
Borrowings under credit agreements	1,044,009	—	—	—	1,044,009
Repayments of borrowings under credit agreements	(1,011,916)	—	—	—	(1,011,916)
Payments for redemptions of senior notes	(228,989)	—	—	—	(228,989)
Proceeds from issuances of common stock, net	867	—	—	—	867
Redemption of Series J Convertible Preferred Stock	(479,278)	—	—	—	(479,278)
Deferred financing costs paid	(781)	—	(52)	—	(833)
Capital lease payments	—	(4,547)	(89)	—	(4,636)
Other	—	(201)	—	—	(201)

Net cash (used in) provided by financing activities	(3,174)	(613,122)	42,668	(107,349)	(680,977)

(Decrease) increase in cash and cash equivalents	(3,174)	(5,298)	2,727	—	(5,745)
Cash and cash equivalents, beginning of year	3,495	9,480	25	—	13,000

Cash and cash equivalents, end of year	$321	$4,182	$2,752	$—	$7,255

Note 24.    Subsequent Events

Cash Dividend Declared

On March 4, 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on March 31, 2008, to stockholders of record on March 17, 2008.

PRIMEDIA Healthcare

In the first quarter of 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare, a medical education business classified as a discontinued operation, for approximately $0.2 million. The remaining operations of this business will be shut-down during the first quarter of 2008. Due to the write-down of certain assets related to the sale, the Company recorded an impairment charge of approximately $0.8 million in discontinued operations for the fourth quarter of 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, due to the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Internal Control Over Financial Reporting

During the three month period ended December 31, 2007, other than the material weakness related to auction rate securities noted in Management’s Report on Internal Control over Financial Reporting, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on its evaluation, management identified two material weaknesses in the operation of the Company’s internal control over financial reporting as of December 31, 2007. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Controls Over Accounting for Income Taxes: The Company did not maintain effective internal controls over the determination and reporting of the provision for income taxes and related income tax balances. Specifically, the requisite level of skills and resources in accounting for income taxes is inadequate, and the Company’s procedures for preparing, analyzing, reconciling and reviewing its income tax provision and income tax balance sheet accounts do not provide for effective internal controls to account for income taxes and the related income tax balances in accordance with generally accepted accounting principles. Spreadsheets supporting the calculation of income tax balances are inadequately controlled and are susceptible to manual input errors.

Controls Over Accounting for Cash and Cash Equivalent and Available for Sale Securities: The Company’s controls over the accounting for cash and cash equivalents and available for sale securities did not operate effectively to appropriately identify certain auction rate securities and determine that such auction rate securities were presented in accordance with generally accepted accounting principles within the Company’s consolidated balance sheet and consolidated statement of cash flows.

Despite these material weaknesses, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended December 31, 2007. However, until such material weaknesses are remediated, it is reasonably possible that these material weaknesses could result in a material misstatement of the provision for income taxes and the related income tax balances, as well as cash and cash equivalents and available for sale securities in the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded that, as of December 31, 2007, there are material weaknesses in internal control over financial reporting as it relates to accounting for income taxes and cash and cash equivalents and available for sale securities that resulted from a deficiency in the operation of internal control.

Because of the material weaknesses described above, management concluded that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007. The attestation report of Deloitte & Touche LLP follows this report.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company is actively engaged in the implementation of remediation efforts to address the material weaknesses in its controls over accounting for income taxes and cash and cash equivalents and available for sale securities as of December 31, 2007. The Company continues to add additional tax resources and enhance internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with generally accepted accounting principles. The Company is also in the process of designing and implementing controls to ensure the proper presentation and disclosure of available for sale securities on the Company’s consolidated balance sheet and statement of cash flows. These remediation efforts are specifically designed to address the material weaknesses identified by the Company’s management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

PRIMEDIA Inc.

Norcross, Georgia

We have audited PRIMEDIA Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain effective internal controls over the determination and reporting of the provision for income taxes and related income tax balances. Specifically, the requisite level of skills and resources in accounting for income taxes is inadequate and the Company’s procedures for preparing, analyzing, reconciling and reviewing its income tax provision and income tax balance sheet accounts do not provide for effective internal controls to account for income taxes and the related income tax balances in accordance with generally accepted accounting principles. Spreadsheets supporting the calculation of income tax balances are inadequately controlled and are susceptible to manual input errors.

The Company’s controls over the accounting for cash and cash equivalents and short-term investments did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities were presented in accordance with generally accepted accounting principles within the Company’s balance sheet and statement of cash flows.

These material weaknesses result in a reasonable possibility that material misstatements of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006, the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of December 31, 2006, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/S/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 17, 2008

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 for which no Form 8-K was filed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Certain information relating to our directors and executive officers is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information appearing in the Proxy Statement under the caption “Section 16(a) Benefits/Ownership Reporting Compliance” is incorporated herein by reference.

PRIMEDIA Code of Ethics

We have a Code of Ethics, which is applicable to all of our officers, directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code is available free of charge on our website at www.primedia.com under the caption “Governance” and in print to any stockholder who requests it. Requests for copies may be directed to our Corporate Secretary at PRIMEDIA Inc., 3585 Engineering Drive, Norcross, GA 30092. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our website promptly following the date of such amendment or waiver (to the extent applicable to our directors, chief executive officer, chief financial officer and chief accounting officer).

NYSE Certification

On June 18, 2007, we timely submitted to the NYSE the Annual CEO Certification, pursuant to Section 303A.12 of the NYSE’s listing standards, whereby our CEO certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

1.	Index to Financial Statements

See Index to Consolidated Financial Statements included in Part II, Item 8 of this Report.

2.	Index to Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts
PRIMEDIA Inc. and Subsidiaries
For the Year Ended December 31, 2007	S-1
For the Year Ended December 31, 2006	S-2
For the Year Ended December 31, 2005	S-3

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

PRIMEDIA INC.

Date: March 17, 2008	By:	/S/ ROBERT C. METZ
(Robert C. Metz)
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/S/ DEAN B. NELSON (Dean B. Nelson)	Chairman and Director	March 17, 2008

/S/ ROBERT C. METZ (Robert C. Metz)	Chief Executive Officer and President	March 17, 2008

/S/ KIM R. PAYNE (Kim R. Payne)	Senior Vice President, Chief Financial Officer	March 17, 2008

/S/ ROBERT J. SFORZO (Robert J. Sforzo)	Senior Vice President, Chief Accounting Officer and Controller	March 17, 2008

/S/ DAVID BELL (David Bell)	Director	March 17, 2008

/S/ BEVERLY C. CHELL (Beverly C. Chell)	Director	March 17, 2008

/S/ DANIEL T. CIPORIN (Daniel T. Ciporin)	Director	March 17, 2008

/S/ MEYER FELDBERG (Meyer Feldberg)	Director	March 17, 2008

(Perry Golkin)	Director

/S/ H. JOHN GREENIAUS (H. John Greeniaus)	Director	March 17, 2008

/S/ KEVIN J. SMITH (Kevin J. Smith)	Director	March 17, 2008

/S/ THOMAS C. UGER (Thomas C. Uger)	Director	March 17, 2008

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses(5)	Charged to Other Accounts		Deductions(2)	Assets Held for Sale(4)	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$7,368	$4,036	$3,362	(1)	$(8,404)	$(33)	$1,271
			$(5,058	)(3)
Allowance for returns and rebates	$2,136	$3,194	$(1,354	)(3)	$(3,976)	$—	$—
Inventory
Allowance for obsolescence	$705	$(9)	$(55)		$(641)	$—	$—
Accumulated amortization
Other intangible assets	$230,284	$4,692	$(152,829	)(3)	$—	$(859)	$81,288

Deferred financing costs	$19,563	$10,472 (7)	$(15,699	)(3)	$—	$—	$14,336
Video mastering and programming costs	$—	$390	$147		$(537)	$—	$—
Direct-response advertising costs	$5,051	$7,152	$(4,526	)(3)	$(7,677)	$—	$—
Deferred tax asset valuation allowance	$616,753	$(344,229)	$(67,574	)(6)	$—	$—	$204,950

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)	Represents adjustments for discontinued operations.

(4)	Represents assets held for sale for PRIMEDIA Healthcare.

(5)	Includes operating results of discontinued operations.

(6)	Impact of Financial Accounting Standards Board Interpretation No. 48 implementation on the net deferred tax assets and liabilities.

(7)	Includes amortization of deferred financing costs related to debt redemptions.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2006

Description	Balance at Beginning of Period	Charged to Costs and Expenses(6)	Charged to Other Accounts		Deductions(2)	Assets Held for Sale(4)	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$8,256	$7,066	$2,514	(1)	$(9,748)	$(905)	$7,368
			$185	(5)
Allowance for returns and rebates	$3,260	$9,807	$—		$(10,705)	$(226)	$2,136
Inventory
Allowance for obsolescence	$1,745	$45	$302		$(542)	$(845)	$705
Accumulated amortization
Other intangible assets	$431,188	$24,909	$(27,185	)(3)	$(82,099)	$(116,529)	$230,284
Deferred financing costs	$24,468	$2,567	$—		$(7,472)	$—	$19,563
Deferred wiring and installation costs	$68,308	$821	$—		$(4,153)	$(64,976)	$—
Video mastering and programming costs	$2,612	$1,365	$—		$(1,033)	$(2,944)	$—
Direct-response advertising costs	$11,827	$19,627	$—		$(20,745)	$(5,658)	$5,051
Deferred tax asset valuation allowance	$613,392	$(62,263)	$65,624	(7)	$—	$—	$616,753

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)	Represents adjustments for discontinued operations.

(4)	Represents assets held for sale for Outdoors and Education groups.

(5)	Represents bad debt expense related to discontinued operations.

(6)	Includes operating results of discontinued operations.

(7)	Valuation allowances recorded in goodwill for deferred tax assets related to acquired business and adjustments resulting from the Company’s detailed analysis related to classifications of all deferred tax accounts.

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses(6)		Charged to Other Accounts		Deductions(2)	Assets Held for Sale(5)	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$10,526	$8,406		$2,516	(1)	$(10,650)	$(580)	$8,256
				$(1,962	)(3)
Allowance for returns and rebates	$2,595	$8,056		$9		$(7,400)	$—	$3,260
Inventory
Allowance for obsolescence	$2,901	$1,055		$(904)		$(479)	$(828)	$1,745
Accumulated amortization
Other intangible assets	$705,321	$11,662		$(284,366	)(3)	$—	$(9,671)	$431,188
		$8,242	(4)
Deferred financing costs.	$23,571	$4,291		$(2,732	)(3)	$(662)	$—	$24,468
Deferred wiring and installation costs.	$75,610	$1,276		$(1,307	)(3)	$(7,917)	$—	$68,308
		$646	(4)
Video mastering and programming costs.	$5,120	$2,856		$(5,364	)(3)	$—	$—	$2,612

Direct-response advertising costs.	$11,121	$20,255		$—		$(19,549)	$—	$11,827
Deferred tax asset valuation allowance.	$784,368	$(221,213)		$50,237	(7)	$—	$—	$613,392

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)	Represents adjustments for discontinued operations.

(4)	Represents impairment recognized under SFAS No. 142 and No. 144.

(5)	Represents assets held for sale for Crafts and History groups.

(6)	Includes operating results of discontinued operations.

(7)	Valuation allowances recorded in goodwill for deferred tax assets related to acquired business and adjustments resulting from the Company’s detailed analysis related to classifications of all deferred tax accounts.

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000 (Filed as Annex D to the Joint Proxy Statement – Solicitation Prospectus to the Company’s Registration Statement on Form S-4 as filed with the Commission on January 18, 2001, Commission File No. 333-51432, and incorporated herein by this reference thereto)

2.2	—	Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc. (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, as filed with the Commission on September 10, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

2.3	—	Stock Purchase Agreement among PRIMEDIA Companies Inc., PRIMEDIA Inc. and The New York Times Company, dated February 17, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005, as filed with the Commission on March 24, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.4	—	Asset Purchase Agreement among PRIMEDIA Workplace Learning LP, PRIMEDIA Inc. and Bank Administration Institute, dated as of March 31, 2005. (Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.5	—	Asset Purchase Agreement among PRIMEDIA Inc., PRIMEDIA Digital Video Holdings LLC, PRIMEDIA Workplace Learning LP, Trinity Learning Corporation and Trinity Workplace Learning Corporation, dated as of April 1, 2005. (Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.6	—	Stock Purchase Agreement between PRIMEDIA Companies Inc. and PBI Media Holdings Inc., dated August 5, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.7	—	Stock Purchase Agreement, dated as of November 15, 2005, between PRIMEDIA Inc., Automotive.com, Inc. and certain stockholders of Automotive.com, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.8	—	Stock Purchase Agreement dated as of May 13, 2007, between PRIMEDIA Inc., Consumer Source Inc. and Source Interlink Companies, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

3.1(a)	—	Certificate of Incorporation of K-III Communications Corporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

3.1(b)	—	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III Communications Corporation to PRIMEDIA Inc.) (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 20, 1998, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(c)	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(d)	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(i)	—	Certificate of Designations of the Series D Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto)

3.1(e)(ii)	—	Certificate of Designations of the Series F Preferred Stock (Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on December 16, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto)

3.1(e)(iii)	—	Certificate of Designations of the Series H Preferred Stock (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto)

3.1(e)(iv)	—	Certificate of Designations of the Series K Preferred Stock (Filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(v)	—	Certificate of Designations of the Series J Preferred Stock (Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.2	—	Amended and Restated By-laws of K-III Communications Corporation (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

4.1	—	10 1/4% Senior Note Indenture (including form of note and form of guarantee) (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.2	—	8 1/2% Senior Note Indenture (including forms of note and guarantee) (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.3	—	Form of Class D Subordinated Debenture Indenture (including form of debenture) (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto)

4.4	—	Form of 9.20% Subordinated Exchange Debentures due 2009 Indenture, Class E and Class F (including form of debenture) (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on October 22, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto)

4.5	—	Form of Class H Subordinated Debenture Indenture (including form of debenture) (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.6	—	7 5/8% Senior Note due 2008 Indenture, Series A and Series B, dated as of February 17, 1998 (including form of note and form of guarantee) (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.7(a)	—	8 7/8% Senior Note due 2011 Indenture, Series A and Series B, dated as of May 8, 2001 (including forms of note and guarantee). (Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.7(b)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 8, 2001 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto

4.7(c)	—	Registration Rights Agreement dated as of May 8, 2001, by and among PRIMEDIA Inc., The Guarantors listed therein and Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.8(a)	—	8% Senior Note due 2013 Indenture, Series A and Series B, dated as of May 15, 2003 (including form of note and form of guarantee) (Filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 15, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.8(b)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 15, 2003 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto

4.9(a)	—	Form of Senior Floating Rate Note due 2010 (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(b)	—	Senior Floating Rate Note Indenture, Series A and Series B, dated as of May 14, 2004 (including form of note and form of guarantee) (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(c)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 14, 2004 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto

4.9(d)	—	Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Markets, Inc. and Scotia Capital (USA) Inc., as representative of the initial purchasers. (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.10	—	Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.11	—	Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.12	—	Lockup Agreement, dated as of May 13, 2007, by and among Source Interlink Companies, Inc. and AEC Associates, LLC. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)	—	Credit Agreement dated as of June 20, 2001, with The Chase Manhattan Bank, as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents (the “Chase Credit Agreement”) (Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(i)	—	Forms of Pledge Agreement, Subsidiary Guaranty and Contribution Agreement (with respect to Exhibit 10.1(a)) (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(ii)	—	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of June 10, 2001, as amended, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York and the Bank of Nova Scotia, as Co-Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto)

10.1(b)	—	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(c)	—	Second Amendment to the Chase Credit Agreement, dated as of April 29, 2004, with JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)	—	Credit Agreement, dated as of May 14, 2004, with Bank of America N.A., as syndication agent, Citicorp North America, Inc. as co-syndication agent and JPMorgan Chase Bank, as administrative agent (the “Bank of America Credit Agreement”). (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)(i)	—	Subsidiary Guarantee, dated as of May 14, 2004 (with respect to Exhibit 10.2(a)). (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)(ii)	—	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of May 14, 2004 among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto)

10.3	—	Credit Agreement dated as of June 20, 2001 and amended and restated as of September 30, 2005, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York, The Bank of Nova Scotia and Citibank, N.A., as Co-Documentation Agents, and JP Morgan Chase Bank, N.A. as Administrative Agent. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on November 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto)

10.4(a)	—	Credit Agreement dated as of August 1, 2007, among PRIMEDIA Inc., Various Lending Institutions, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(b)	—	Pledge Agreement dated as of August 1, 2007, made by PRIMEDIA Inc. and each of the Subsidiaries of the Company identified therein, in favor of Credit Suisse, Cayman Islands Branch, as Collateral Agent (the “Pledgee”) for the benefit of the Secured Creditors (as defined therein). (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(c)	—	Contribution Agreement, dated as of August 1, 2007, among each of the Subsidiary Guarantors (as defined in the Exhibit 10.4(a) Credit Agreement) of PRIMEDIA Inc. and together with any other entity that becomes a party hereto pursuant to Section 11 hereof, the “Guarantors”). (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5(a)	—	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

†10.5(b)	—	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997. (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 28, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5(c)	—	Amendment No. 2 to the 1992 Stock Purchase and Option Plan, dated May 11, 2005. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.6(a)	—	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(b)	—	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.6(c)	—	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(d)	—	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(a)	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(b)	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.8(a)	—	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(b)	—	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(c)	—	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(a)	—	Asset Purchase Agreement dated as of December 6, 2006, by and among PRIMEDIA Specialty Group Inc., a Delaware corporation (“PSG”), PRIMEDIA Enthusiast Publications, Inc. (“PEP”), PRIMEDIA Special Interest Publications Inc., (“PSIP”), PRIMEDIA Inc. (“PRIMEDIA”; and, together with PSG, PEP and PSIP, the “Sellers”, and each individually, a “Seller”) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(b)	—	Letter Agreement Amendment to Asset Purchase Agreement dated as of December 22, 2006, between PRIMEDIA Inc. (on behalf of the Sellers) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.10	—	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.11	—	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.12	—	Executive Incentive Compensation Plan (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.13	—	1995 Restoration Plan (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.14	—	Termination of 1995 Restoration Plan. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Commission on March 13, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.15(a)	—	Employment Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.15(b)	—	Separation Agreement, dated as of December 30, 2005, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.16(a)	—	Employment Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 29, 2000, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.16(b)	—	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.16(c)	—	Separation and Release Agreement, dated as of March 8, 2004, between Thomas S. Rogers and PRIMEDIA Inc. (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.17(a)	—	Letter Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.17(b)	—	Second Amendment, dated as of June 20, 2002, to Employment Agreement between PRIMEDIA Inc. and David Ferm (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.17(c)	—	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.17(d)	—	Separation and Release Agreement, dated as of December 31, 2003, by and between David Ferm and PRIMEDIA Inc. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(a)	—	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Commission on May 15, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.18(b)	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(c)	—	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(a)	—	Letter Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(b)	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(c)	—	Consulting Agreement, dated July 1, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(d)	—	Consulting Agreement, dated December 18, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated December 19, 2006, as filed with the Commission on December 19, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(a)	—	Severance Agreement, dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(b)	—	Severance Agreement, dated March 10, 2005, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21	—	Severance Agreement, dated March 10, 2005, between David Crawford and Haas Publishing Companies, Inc. (Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(a)	—	Severance Agreement, dated as of July 19, 1999, by and between PRIMEDIA Inc. and Robert Sforzo.(*)

†10.22(b)	—	Employment Agreement, dated as of November 1, 2005, by and between PRIMEDIA Inc. and Robert Sforzo.(*)

†10.22(c)	—	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Robert Sforzo.(*)

†10.22(d)	—	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Robert Sforzo.(*)

†10.23(a)	—	Employment Agreement, dated as of May 11, 2006, by and between PRIMEDIA Inc. and Carl Salas.(*)

†10.23(b)	—	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Carl Salas.(*)

†10.23(c)	—	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Carl Salas.(*)

†10.24(a)	—	Letter Agreement, dated March 22, 2004, between PRIMEDIA Magazines Inc. and Steven Parr. (Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.24(b)	—	Employment Agreement, dated September 15, 2006, between PRIMEDIA Inc. and Steven Parr. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated September 15, 2006, as filed with the Commission on September 15, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.24(c)	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Steve Parr. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.25(a)	—	Letter Agreement, dated July 1, 2004, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(b)	—	Letter Agreement, dated January 11, 2007, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Commission on May 10, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(a)	—	Employment Agreement, dated May 30, 2006, between PRIMEDIA Inc. and Kevin Neary, (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(b)	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.27	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Dean Nelson. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.28	—	Severance Agreement dated September 27, 2007 between Kim R. Payne and PRIMEDIA Inc. (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.29	—	Severance Agreement dated October 1, 2007 between Arlene Mayfield and PRIMEDIA Inc.(*)

†10.30	—	Severance Agreement dated January 4, 2008 between Keith L. Belknap and PRIMEDIA Inc.(*)

†10.31	—	PRIMEDIA Inc. 2001 Stock Incentive Plan (Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 28, 2001, Commission File No. 333-56300, and incorporated herein by this reference thereto)

†10.32	—	Haas Publishing Companies, Inc. 2005-2007 Long-Term Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.33	—	Auto and New Home Guide Launch Incentive Plan. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.34	—	Contribution Agreement, dated as of November 15, 2005, by and between PRIMEDIA Inc., IntelliChoice, Inc., PRIMEDIA Specialty Group Inc., McMullen Argus Publishing Inc. and Automotive.com, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

21	—	Subsidiaries of PRIMEDIA(*)

23	—	Consent of Independent Registered Public Accounting Firm(*)

31.1	—	Certification of Robert C. Metz Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	—	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.3	—	Certification by Robert J. Sforzo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	—	Certification by Robert C. Metz Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	—	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.3	—	Certification by Robert J. Sforzo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

†	Executive contract or compensation plan or arrangement.

(*)	Filed herewith.