Form 10-Q
period 2008-03-31
PRIMEDIA INC
filed 2008-05-12
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3585 Engineering Drive, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (678) 421-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 1, 2008
Common Stock, par value $0.01 per share	44,191,939

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,154	$14,709
Available for sale securities	—	15,425
Accounts receivable (net of allowance for doubtful accounts of $1,533 and $1,271 at March 31, 2008 and December 31, 2007, respectively)	28,049	27,692
Inventories	1,138	742
Prepaid expenses and other	17,051	8,155
Assets of businesses held for sale	3,413	5,793

Total current assets	56,805	72,516

Property and equipment (net of accumulated depreciation and amortization of $73,985 and $82,760 at March 31, 2008 and December 31, 2007, respectively)	18,226	18,424
Intangible assets, net	25,671	26,426
Goodwill	129,286	129,286
Other non-current assets	21,277	10,212

Total assets	$251,265	$256,864

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$13,389	$14,174
Accrued expenses and other	41,745	48,991
Deferred revenue	1,898	1,942
Current maturities of long-term debt	5,221	5,262
Liabilities of businesses held for sale	144	2,484

Total current liabilities	62,397	72,853

Long-term debt	246,879	247,575
Deferred revenue	10,625	11,050
Deferred income taxes	12,827	12,264
Other non-current liabilities	55,413	56,947

Total liabilities	388,141	400,689

Commitments and contingencies (Note 14)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,578,985 and 45,572,518 shares issued at March 31, 2008 and December 31, 2007, respectively; 44,171,917 and 44,165,450 shares outstanding at March 31, 2008 and December 31, 2007, respectively	455	455
Additional paid-in capital (including warrants of $31,690 at March 31, 2008 and December 31, 2007)	2,370,472	2,370,428
Accumulated deficit	(2,426,215)	(2,436,719)
Common stock in treasury, at cost (1,407,068 shares at March 31, 2008 and December 31, 2007)	(75,877)	(75,877)
Accumulated other comprehensive loss	(5,711)	(2,112)

Total stockholders’ deficiency	(136,876)	(143,825)

Total liabilities and stockholders’ deficiency	$251,265	$256,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$63,573	$63,137
Distribution	13,915	13,763

Total revenue, net	77,488	76,900

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	7,061	7,311
Marketing and selling	20,158	20,362
Distribution and circulation	21,177	19,588
General and administrative expenses	14,554	14,180
Editorial	1,683	1,435
Depreciation and amortization of property and equipment	3,316	2,951
Amortization of intangible assets	755	736
Provision for restructuring costs	496	1,589

Operating income	8,288	8,748

Other income (expense):
Interest expense	(5,002)	(29,080)
Amortization of deferred financing costs	(242)	(584)
Other income, net	172	1,866

Income (loss) from continuing operations before (provision) benefit for income taxes	3,216	(19,050)
(Provision) benefit for income taxes	(1,002)	5,875

Income (loss) from continuing operations	2,214	(13,175)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $116 and $43,532 in 2008 and 2007, respectively)	11,383	117,829

Net income	$13,597	$104,654

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.05	$(0.30)
Discontinued operations	0.26	2.68

Net income	$0.31	$2.38

Dividends declared per share of common stock outstanding	$0.07	$—

Weighted-average basic shares of common stock outstanding	44,171,917	44,086,888

Weighted-average diluted shares of common stock outstanding	44,203,993	44,086,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at December 31, 2007	45,572,518	$455	$2,370,428	$(2,436,719)	$(75,877)	$(2,112)	$(143,825)
Comprehensive income:
Net income	—	—	—	13,597	—	—	13,597
Other comprehensive income
Change in net unrealized losses on cash flow hedges	—	—	—	—	—	(3,599)	(3,599)

Total comprehensive income							9,998
Non-cash charges for stock-based compensation	—	—	(9)	—	—	—	(9)
Issuances of common stock, net	6,467	—	53	—	—	—	53
Cash dividends declared per share of common stock ($0.07 per share)	—	—	—	(3,093)	—	—	(3,093)

Balance at March 31, 2008	45,578,985	$455	$2,370,472	$(2,426,215)	$(75,877)	$(5,711)	$(136,876)

Total comprehensive income for the three months ended March 31, 2007 was $104.7 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
		(As restated; see Note 1)
Operating activities:
Net income	$13,597	$104,654
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of businesses, net of tax	(116)	(43,532)
Deferred income taxes	563	(60,363)
Other, net	5,622	6,817
Changes in operating assets and liabilities	(36,308)	(3,689)

Net cash (used in) provided by operating activities	(16,642)	3,887

Investing activities:
Purchases of available for sale securities	—	(111,450)
Proceeds from sales of available for sale securities	15,425	33,100
Additions to property and equipment	(2,809)	(5,963)
Proceeds from sales of businesses	248	170,002
Payments for businesses acquired, net of cash acquired	—	(24,954)

Net cash provided by investing activities	12,864	60,735

Financing activities:
Payment of dividend on common stock	(3,093)	—
Borrowings under credit agreements	—	32,800
Repayments of borrowings under credit agreements	(625)	(36,300)
Proceeds from issuances of common stock, net	53	179
Capital lease payments	(112)	(311)
Other	—	(57)

Net cash used in financing activities	(3,777)	(3,689)

(Decrease) increase in cash and cash equivalents	(7,555)	60,933
Cash and cash equivalents, beginning of period	14,709	5,828

Cash and cash equivalents, end of period	$7,154	$66,761

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$4,951	$14,033

Cash paid for income taxes, net of refunds received	$15,482	$4,857

Cash paid for restructuring costs, net of sublease receipts	$3,598	$2,093

Businesses acquired:
Fair value of assets acquired	$—	$29,729
(Liabilities assumed) net of deferred purchase price payments	—	(4,775)

Payments for businesses acquired, net of cash acquired	$—	$24,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2008 and December 31, 2007, the results of consolidated operations of the Company for the three months ended March 31, 2008 and 2007, consolidated changes in stockholders’ deficiency of the Company for the three months ended March 31, 2008 and consolidated cash flows of the Company for the three months ended March 31, 2008 and 2007. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior period’s condensed consolidated statement of operations and related notes have been reclassified due to discontinued operations to conform to the presentation for the three months ended March 31, 2008.

On August 1, 2007, the Company effected a one-for-six reverse stock split of its common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all periods presented, effect has been given to the impact of the reverse stock split on the amounts reported for shares, including warrants, stock options and nonvested stock, and earnings (loss) and dividends per share.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007 and, as a result, recognized a liability for uncertain tax positions and related interest and penalties of $16.1 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit, net of any valuation allowance impact. The total amount of unrecognized tax benefits as of January 1, 2007 was $102.5 million. In addition to the unrecognized tax benefits, the Company had $3.7 million of interest and penalties accrued as of January 1, 2007. The FIN 48 liability is included in other non-current liabilities in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the U.S. (“GAAP”). SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which is intended to make the measurement of fair value more consistent and comparable across companies.

SFAS No. 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The highest priority in measuring assets and liabilities at fair value is placed on the use of Level 1 inputs, while the lowest priority is placed on the use of Level 3 inputs.

This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral would apply include, but are not limited to:

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

The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2 (see Note 6 for information and related disclosures regarding the Company’s fair value measurements).

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

This statement is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company did not elect the fair value option for any of its financial assets or liabilities upon adoption of SFAS No. 159 on January 1, 2008, resulting in no impact on its financial condition, results of operations or cash flows.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes new principles and disclosure requirements pertaining to business combinations. Primary changes to existing accounting include requirements for the acquirer to recognize:

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

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company does not presently expect this statement will have a material impact on its financial condition, results of operations and cash flows.

SFAS No. 160

In December 2007, the FASB also issued a related statement, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require:

•

Ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

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

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. This statement must be applied prospectively as of the beginning of the year of adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company does not presently expect this statement will have a material impact on its financial condition, results of operations or cash flows.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, results of operations and cash flows.

SFAS No. 161 amends existing disclosure requirements to provide users of financial statements with an enhanced understanding of:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. In years after initial adoption, SFAS No. 161 requires comparative disclosures only for periods subsequent to initial adoption. The enhanced disclosures required by this statement will not have a material impact on the Company’s financial condition, results of operations and cash flows.

FASB Staff Position 142-3

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset with a finite useful life. Rather than considering legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost, FSP FAS 142-3 requires an entity to use, among other factors, its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, in determining the useful life of the asset. If an entity does not have its own historical experience, it should consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for any identified entity-specific factors.

FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. This statement must be applied prospectively as of the beginning of the year of adoption, to all intangible assets acquired after the effective date. The Company does not presently expect this FSP will have a material impact on its financial condition, results of operations or cash flows.

Correction of Error

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, the Company discovered an error in its reporting of cash and cash equivalents and available for sale securities in its condensed consolidated balance sheet and of cash flows from investing activities and net increase in cash and cash equivalents in its condensed consolidated statement of cash flows due to the inclusion of auction rate securities as a cash equivalent. This error had no impact on the Company’s condensed consolidated statement of operations or cash flows from operating activities for any period.

The error resulted in an overstatement of cash and cash equivalents and a corresponding understatement of available for sale securities as of March 31, 2007. The error also resulted in an understatement of purchases of available for sale securities and proceeds from sale of available for sale securities during the three months ended March 31, 2007. Additionally, the error resulted in an overstatement of net cash provided by investing activities and increase in cash and cash equivalents for the three months ended March 31, 2007.

A summary of the effects of the correction of these errors is as follows (dollars in thousands):

	As Previously Reported	Correction Adjustment	As Corrected
BALANCE SHEET
Cash and cash equivalents	$145,111	$(78,350)	$66,761
Available for sale securities	—	78,350	78,350

STATEMENT OF CASH FLOWS
Purchases of available for sale securities	$—	$(111,450)	$(111,450)
Proceeds from sale of available for sale securities	—	33,100	33,100
Net cash provided by investing activities	139,085	(78,350)	60,735
Increase in cash and cash equivalents	139,283	(78,350)	60,933
Cash and cash equivalents, end of period	145,111	(78,350)	66,761

The condensed consolidated financial statements have been corrected consistent with the “As Corrected” amounts above.

Note 2. Divestitures

The Company has classified the results of divested entities and entities to be divested as of March 31, 2008 as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, part of the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170.0 million in cash. The transaction was completed in January 2007, at which time the Company recorded a gain of $58.5 million.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sale of Channel One for a loss of $7.1 million of which $5.0 million was recorded during the first quarter of 2007, and completed the sale of Films Media Group for a net gain of $0.2 million. During the first quarter of 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare for approximately $0.2 million, resulting in a gain of $ 0.1 million and shut down the remaining operations. The assets and liabilities of PRIMEDIA Healthcare are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

In February 2007, the Company announced its intent to explore the sale of its Enthusiast Media segment, and on August 1, 2007, it completed the sale for $1,177.9 million, resulting in a gain of approximately $461.0 million. The Company applied the net proceeds from the sale to pay down debt. The net proceeds from this sale are subject to routine post-closing adjustments.

In the fourth quarter of 2007, the Company classified the results of operations of its Auto Guides division as discontinued operations due to its intent to dispose of the Auto Guides division by June 2008. The assets and liabilities of the Auto Guides division are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007 (see Held for Sale discussion below).

The operating results of all of these operations have been classified as discontinued operations for all periods presented.

Total revenue, net and (loss) income before benefit (provision) from income taxes included in discontinued operations for the three months ended March 31, 2008 and 2007 in the condensed consolidated statement of operations are as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Total revenue, net	$1,799	$149,248

(Loss) income before benefit (provision) from income taxes(1)	$(744)	$19,393

(1)	(Loss) income before benefit (provision) from income taxes above excludes gain on sale of businesses.

The gain on sale of businesses, net of tax, was $0.1 million and $43.5 million for the three months ended March 31, 2008 and 2007, respectively.

During the first quarter of 2007, the Company recorded a tax benefit of approximately $61.0 million related to the Enthusiast Media segment. This benefit, which was recorded as a component of discontinued operations, represents the tax consequences of the recharacterization of certain indefinite-lived intangible assets to definite-lived in connection with the reclassification of the Enthusiast Media segment as held for sale during the first quarter of 2007 and was recorded when it became apparent that certain taxable temporary differences would reverse.

During the three months ended March 31, 2008, the Company recognized a tax benefit of $11.3 million in discontinued operations as a result of its ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the three months ended March 31, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to the Company’s valuation allowance, are possible as estimations regarding 2008 taxable income change.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of March 31, 2008 and December 31, 2007, have been classified as held for sale in the condensed consolidated balance sheet. As of December 31, 2007, businesses held for sale represent the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division, and as of March 31, 2008, it represents the assets and liabilities of the Auto Guides division.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Accounts receivable, net	$796	$2,474
Prepaid expenses and other	36	91
Property and equipment, net	1,254	1,882
Intangible assets	1,327	1,327
Other non-current assets	—	19

Assets of businesses held for sale	$3,413	$5,793

Liabilities
Accounts payable	$10	$228
Accrued expenses and other	134	2,250
Other non-current liabilities	—	6

Liabilities of businesses held for sale	$144	$2,484

As discussed above, in the first quarter of 2008, the Company completed the sale of certain assets and liabilities of PRIMEDIA Healthcare and shut down the remaining operations.

Note 3. Acquisitions

Acquisition of Rentalhouses.com

In February 2007, the Company acquired the assets of RentalHouses.com for approximately $9.0 million in cash and the assumption of liabilities. The Company allocated the total purchase price of the acquisition to the following asset classes (dollars in thousands):

	Amortization Period	Amount Allocated
Goodwill	—	$4,356
Advertiser lists	11 years	4,400
Website	3 years	250
Non-compete agreements	3 years	130
Trademarks	3 years	85

		$9,221

This acquisition did not have a material impact on the Company’s results of operations for the three months ended March 31, 2007, nor were the operations of this acquisition material during 2007 prior to the acquisition.

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

In addition, during the first quarter of 2007, the Company made other payments relating to acquisitions of approximately $1.0 million. The results of operations of these acquisitions did not have a material impact on the Company’s results of operations for the three months ended March 31, 2008.

Note 4. Available for Sale Securities

During the three months ended March 31, 2008, the Company sold all of its available for sale securities with no realized gain or loss.

As of December 31, 2007, the amortized cost and fair value of available for sale securities, with gross unrealized gains and losses, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Auction rate securities	$15,425	$—	$—	$15,425

Total available for sale securities	$15,425	$—	$—	$15,425

Note 5. Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	March 31, 2008(1)			December 31, 2007(1)
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Membership, subscriber and customer lists	4	$34	$34	$—	$34	$34	$—
Advertiser lists	12	94,454	76,230	18,224	94,454	75,615	18,839
Other	8	6,170	5,192	978	6,170	5,052	1,118

		$100,658	$81,456	$19,202	$100,658	$80,701	$19,957

(1)	Excluding intangible assets classified as assets held for sale (see Note 2).

Intangible assets not subject to amortization had a carrying value of $6.5 million as of March 31, 2008 and December 31, 2007 and consisted of trademarks. Amortization expense for other intangible assets still subject to amortization was $0.8 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

Note 6. Fair Value Measurements of Financial Assets and Liabilities

The Company’s financial assets and liabilities that have recurring measurements as of March 31, 2008 are shown below together with the level within the fair value hierarchy they fall:

Description	March 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instruments	$6,026	$—	$6,026	$—

Total	$6,026	$—	$6,026	$—

The valuation of the derivative financial instruments, comprised of interest rate swaps, is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its interest rate swap contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

Note 7. Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$14,219	$15,658
Taxes	665	15,829
Rent and lease liabilities	3,124	1,921
Interest payable	6,114	2,453
Professional fees	4,389	1,120
Divestiture reserves	5,570	5,061
Other	7,664	6,949

	$41,745	$48,991

Note 8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Borrowings under bank credit facilities	$249,375	$250,000
8% Senior Notes Due 2013	2,576	2,576

	251,951	252,576
Obligation under capital leases	149	261

	252,100	252,837
Less: Current maturities of long-term debt	5,221	5,262

	$246,879	$247,575

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2008:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities	$100,000	$249,375	$349,375
Borrowings outstanding	—	(249,375)	(249,375)
Letters of credit outstanding	(8,168)	—	(8,168)

Unused bank commitments	$91,832	$—	$91,832

8% Senior Notes

On April 15, 2008, the Company announced its intent to redeem the remaining 8% Senior Notes on May 15, 2008 and has included the outstanding balance in current maturities of long-term debt on the condensed consolidated balance sheet as of March 31, 2008.

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of March 31, 2008, this leverage ratio was approximately 2.9 to 1.

Note 9. Income Taxes

The Company’s effective tax rate on income from continuing operations for the quarter ended March 31, 2008 was 31.2% compared to (30.8)% for the quarter ended March 31, 2007. Total tax expense from continuing operations for the quarter ended March 31, 2008 was $1.0 million, comprised of minimum state tax expense, expense related to the adjustment of FIN 48 reserves for prior years’ uncertain tax positions, expense related to the amortization of indefinite lived intangible assets and a benefit from adjustment of the valuation allowance related to the reversal of previously unrecognized deferred tax assets utilized against taxable income.

After consideration of the available evidence, management has determined that it is more likely than not (a likelihood of more than 50%) that all of the Company’s income tax benefit from its net deferred tax assets at March 31, 2008 will not be realized within a relatively short period. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance exceeds the net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. However, taxable income in future periods may result in a reduction of the valuation allowance to the extent of the income tax expense on the taxable income.

Approximately $1.4 million of the valuation allowance at March 31, 2008 relates to net deferred tax assets which were recorded in accounting for the previously completed acquisitions of various entities. The recognition of such amount in the future will be allocated to reduce goodwill and other non-current intangible assets.

The Company is currently under audit by various state and local taxing authorities. It is possible that one or more of these state and local tax examinations will be settled during the next twelve months. If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits. Items that may cause changes to unrecognized tax benefits include the consideration of filing requirements in various states, the allocation of income and expense between tax jurisdictions, and changes in tax laws, regulations and other guidance across one or more of many jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations or other unforeseen circumstances. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current examinations will not have a material impact on the Company’s current FIN 48 liability. The statute of limitations in select state and local jurisdictions is expected to expire during 2008 and may result in a decrease of unrecognized tax benefits and accrued interest, related to the Company’s expense allocation methodology, of $0.1 million.

The total amount of unrecognized tax benefits as of March 31, 2008 was $78.8 million. This unrecognized benefit decreased by $13.9 million during the three months ended March 31, 2008, primarily related to NOLs arising from the timing of the Company’s tax basis recovery in intangible assets, which were divested during the period. The benefit arising from the decrease was offset primarily by an increase in valuation allowance due to uncertainty of realization of the NOLs in future periods. Approximately $20.3 million of the $78.8 million in unrecognized benefits would, if recognized, have an impact on the effective income tax rate, while approximately $58.5 million would not. As of March 31, 2008, the Company’s recorded FIN 48 liability was $23.1 million, which included $2.8 million of interest.

During the three months ended March 31, 2008, the Company recorded a net increase in interest accrued under FIN 48 of $0.4 million, inclusive of amounts related to divestitures, as an increase in income taxes. It also recorded a net increase in the valuation allowance of approximately $2.0 million during the same period. The valuation allowance increase was primarily related to the benefit of current year realization of deferred tax assets, offset by the current year tax expense on pre-tax income from continuing operations and the reduction of the FIN 48 NOL reserves.

Note 10. Provision for Restructuring Costs

In the second quarter of 2007, the Company’s management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Guides operations and relocate its corporate headquarters from New York to Norcross, GA, where its Consumer Guides business is located. The Company expects to complete this plan by May, 31, 2008. The total expected cost of this plan is $6.2 million, of which $6.1 million has been incurred as of March 31, 2008. The impact of this plan is reflected within employee-related termination costs in the tables below. The employee-related termination costs are expected to be paid in the second quarter of 2008.

Details of the plans implemented and the related payments during the three months ended March 31, 2008 and 2007 are presented in the following tables:

	Liability as of January 1, 2008		Net Provision for the Three Months Ended March 31, 2008	Payments During the Three Months Ended March 31, 2008	Liability as of March 31, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905		$451	$(3,895)	$1,461
Termination of leases related to office closures and other	20,441		45	297	20,783

Total	$25,346		$496	$(3,598)	$22,244

	Liability as of January 1, 2007		Net Provision for the Three Months Ended March 31, 2007	Payments During the Three Months Ended March 31, 2007	Liability as of March 31, 2007
	(Dollars in thousands)
Employee-related termination costs	$9		$255	$(94)	$170
Termination of leases related to office closures and other	24,684		1,653	(1,602)	24,735
Write-off of leasehold improvements, prepaid rent and lease-related liabilities	—		(319)	319	—

Total	$24,693	(1)	$1,589	$(1,377)	$24,905	(1)

(1)	Excludes liabilities related to discontinued operations of $3.8 million and $1.8 million as of March 31, 2007 and January 1, 2007, respectively.

Included in termination of leases related to office closures and other is the Company’s remaining liability related to real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has aggressively pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The liability pertains to various restructuring plans initiated prior to 2006 and is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments, which is recorded in interest expense, and adjustments that may arise in sublease income. Those expenses are not presently expected to be material in future periods. The Company evaluates the adequacy of its restructuring liability on a quarterly basis.

As a result of the implementation of the plans, the Company has closed eight office locations and has notified a total of 170 employees that they would be terminated. As of March 31, 2008, 166 employees have been terminated.

Liabilities of $2.9 million and $5.5 million representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007, respectively. Liabilities of $19.3 million and $19.8 million representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007, respectively.

Note 11. Income (Loss) per Common Share

Income (loss) per common share for the three months ended March 31, 2008 and 2007 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$2,214	$(13,175)
Discontinued operations, net of tax	11,383	117,829

Net income	$13,597	$104,654

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,172	44,087
Dilutive effect of:
Unvested restricted stock	20	—
Warrants	12	—

Weighted-average shares used in diluted computation	44,204	44,087
Basic and diluted (loss) per common share:
Continuing operations	$0.05	$(0.30)
Discontinued operations	0.26	2.68

Net income	$0.31	$2.38

The securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants as of March 31, 2008 and 2007 and 2.8 million and 3.2 million stock options and nonvested shares as of March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, potentially dilutive securities, including 2.8 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would have been anti-dilutive. For the three months ended March 31, 2007, potentially dilutive securities were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 12. Other Comprehensive Loss

Other comprehensive loss was represented by unrealized losses on cash flow hedges as follows:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2008

Net unrealized losses on cash flow hedges	$(3,599)	$—	$(3,599)

Other comprehensive loss	$(3,599)	$—	$(3,599)

There were no components of other comprehensive income (loss) during the three months ended March 31, 2007.

Note 13. Derivative Financial Instruments

The following is a summary of all of the Company’s derivative financial instrument positions, all of which were designated in effective cash flow hedging relationships:

	March 31, 2008			December 31, 2007
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$200,000	$—	$6,026	$200,000	$—	$2,427

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an adjustment to interest expense during the three months ended March 31, 2008 was less than $0.1 million. The Company had no derivative financial instruments during the three months ended March 31, 2007. Derivative liabilities are included in other non-current liabilities on the condensed consolidated balance sheet.

Note 14. Commitments and Contingencies

The Company is involved in ordinary and routine legal proceedings incidental to its business. The result of any legal proceedings is inherently unpredictable. However, management believes that the outcome of all such proceedings will not have a material adverse effect on the Company’s long-term consolidated financial position, liquidity or results of operations; though the ultimate outcome of any of such matters could be material to the Company’s operating results in any given period in which costs or awards, if any, are recognized or otherwise determined.

Workplace Learning

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). In the first half of 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability. During the second quarter of 2006, the Company recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. At that time, the Company also recorded a receivable of $10.0 million for the amount due from the third-party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter of 2006, the Company recorded a charge of approximately $7.2 million to discontinued operations. In the second half of 2006, the Company commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for the $10.0 million receivable with a charge to discontinued operations as of December 31, 2006. The Company continues to exercise all available legal remedies against the third-party guarantor and to fulfill its secondary obligation regarding the Workplace Learning leases. As of December 31, 2007, the satellite time lease had expired.

As of March 31, 2008, the Company has recorded a total liability of $12.8 million for the fair value of the future lease payments, net of estimated sublease income, in the condensed consolidated balance sheet. Each month, the Company’s liability is reduced either by fulfilling its secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for the Company. During the three months ended March 31, 2008, as a result of the assignee’s performance, the Company recorded $1.2 million in income, which is included in discontinued operations.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and certain present and former PRIMEDIA directors of the Company are also named as defendants. Plaintiffs allege that KKR and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleges that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. Plaintiffs are currently seeking discovery from the SLC in reference to its report and motion to dismiss the SAC.

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

In connection with the sale of assets and the divestiture of businesses, the Company generally agrees to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to: (i) the representations and warranties made by the Company to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include tax liabilities and other liabilities not assumed by the buyer in the transaction.

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

Note 15. Financial Information for Guarantors of the Company’s Debt

The information that follows presents condensed consolidating financial information as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 for (i) PRIMEDIA Inc. (as the Issuer), (ii) the guarantor subsidiaries, which are, with limited exceptions, the restricted subsidiaries, represent the core PRIMEDIA businesses and exclude investment and other development properties included in the unrestricted category, (iii) the non-guarantor subsidiaries (primarily representing Internet assets and businesses, new launches and other properties under evaluation for turnaround or shutdown and foreign subsidiaries), which are, with limited exceptions, the unrestricted subsidiaries, (iv) elimination entries and (v) the Company on a consolidated basis. Corporate operating expenses have been included in the operations of the guarantor subsidiaries. These reclassifications are in compliance with the Company’s debt agreements and have not had a material effect on its debt covenant ratios as defined in the bank credit facilities. The Company believes that this presentation more accurately reflects the financial information of the categories presented below.

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

The Company is herewith providing detailed information and disclosure as to the methodology used in determining compliance with the leverage ratio in the bank credit facilities agreement. Under its bank credit facilities and senior note agreements, the Company is allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. The Company has designated certain of its businesses as unrestricted (the “Unrestricted Group”), which primarily represent Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown, and foreign subsidiaries. Except for those specifically designated by the Company as unrestricted, all businesses of the Company are restricted (the “Restricted Group”). Indebtedness under the bank credit facilities and senior note agreements is guaranteed by each of the Company’s 100%-owned domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of the Company’s bank credit facilities and senior note agreements. The guarantees are full, unconditional, and joint and several. The Unrestricted Group does not guarantee the bank credit facilities or senior notes. Although Automotive.com is included in the Restricted Group under the bank credit facilities agreement, it does not guarantee the debt. For purposes of determining compliance with certain financial covenants under the Company’s bank credit facilities, the Unrestricted Group’s results (positive or negative) are not reflected in the consolidated earnings before interest, taxes depreciation and amortization (“EBITDA”) of the Restricted Group, which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters’ results of acquisitions and divestitures and estimated savings for acquired business.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2008

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,440	$3,711	$3	$—	$7,154
Accounts receivable, net	—	25,314	2,735	—	28,049
Inventories	—	1,138	—	—	1,138
Prepaid expenses and other	2,233	3,610	11,208	—	17,051
Assets of businesses held for sale	—	1,860	1,553	—	3,413

Total current assets	5,673	35,633	15,499	—	56,805

Property and equipment, net	23	9,807	8,396	—	18,226
Investment in and advances to subsidiaries	177,393	—	—	(177,393)	—
Intangible assets, net	—	13,634	12,037	—	25,671
Goodwill	—	112,769	16,517	—	129,286
Other non-current assets	20,347	930	—	—	21,277

Total assets	$203,436	$172,773	$52,449	$(177,393)	$251,265

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$3,280	$8,259	$1,850	$—	$13,389
Accrued expenses and other	17,268	20,853	3,624	—	41,745
Deferred revenues	1,700	137	61	—	1,898
Current maturities of long-term debt	5,221	—	—	—	5,221
Liabilities of businesses held for sale	—	144	—	—	144

Total current liabilities	27,469	29,393	5,535	—	62,397

Long-term debt	246,879	—	—	—	246,879
Intercompany notes payable	—	(621,032)	648,536	(27,504)	—
Deferred revenue	10,625	—	—	—	10,625
Deferred income taxes	—	12,827	—	—	12,827
Other non-current liabilities	55,339	74	—	—	55,413

Total liabilities	340,312	(578,738)	654,071	(27,504)	388,141

Stockholders’ deficiency:
Common stock	455	—	—	—	455
Additional paid-in capital	2,370,472	—	—	—	2,370,472
Accumulated deficit	(2,426,215)	757,222	(601,622)	(155,600)	(2,426,215)
Common stock in treasury, at cost	(75,877)	—	—	—	(75,877)
Accumulated other comprehensive loss	(5,711)	(5,711)	—	5,711	(5,711)

Total stockholders’ deficiency	(136,876)	751,511	(601,622)	(149,889)	(136,876)

Total liabilities and stockholders’ deficiency	$203,436	$172,773	$52,449	$(177,393)	$251,265

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations (Unaudited)

For the Three Months Ended March 31, 2008

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Revenue, net:	$—	$62,284	$19,945	$(4,741)	$77,488
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	6,983	78	—	7,061
Marketing and selling	—	18,595	1,563	—	20,158
Distribution and circulation	—	5,383	15,794	—	21,177
General and administrative expenses		12,935	6,360	(4,741)	14,554
Editorial	—	1,675	8	—	1,683
Depreciation and amortization of property and equipment		1,276	2,040		3,316
Amortization of intangible assets	—	672	83	—	755
Provision for restructuring costs	—	496	—	—	496

Operating income (loss)	—	14,269	(5,981)	—	8,288

Other income (expense):
Interest expense	(5,002)	—	—	—	(5,002)
Amortization of deferred financing costs	(242)	—	—	—	(242)
Intercompany management fees and interest	5,249	(5,249)	—	—	—
Other income (expense), net	(5)	177	—	—	172

Income (loss) from continuing operations before provision for income taxes	—	9,197	(5,981)	—	3,216

Provision for income taxes	—	(1,002)	—	—	(1,002)
Equity in earnings (losses) of subsidiaries	13,597	(6,676)	—	(6,921)	—

Income (loss) from continuing operations	13,597	1,519	(5,981)	(6,921)	2,214

Discontinued operations, net of tax	—	12,078	(695)	—	11,383

Net income (loss)	$13,597	$13,597	$(6,676)	$(6,921)	$13,597

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2008

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Operating activities:
Net income (loss)	$13,597	$13,597	$(6,676)	$(6,921)	$13,597

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	16,515	(15,074)	(2,293)	6,921	6,069
Changes in operating assets and liabilities	(30,112)	2,661	(8,857)	—	(36,308)

Net cash provided by (used in) operating activities	—	1,184	(17,826)	—	(16,642)

Investing activities:
Proceeds from sales of available for sale securities	15,425	—	—	—	15,425
Additions to property and equipment	—	(207)	(2,602)	—	(2,809)
Proceeds from sales of businesses	—	248	—	—	248

Net cash provided by (used in) investing activities	15,425	41	(2,602)	—	12,864

Financing activities:
Intercompany activity	(20,701)	273	20,428	—	—
Payment of dividend on common stock	(3,093)	—	—		(3,093)
Repayments of borrowings under credit agreements	—	(625)	—	—	(625)
Proceeds from issuances of common stock, net	53	—	—	—	53
Capital lease payments	(84)	(28)	—	—	(112)

Net cash provided by (used in) financing activities	(23,825)	(380)	20,428	—	(3,777)

Increase (decrease) in cash and cash equivalents	(8,400)	845	—	—	(7,555)
Cash and cash equivalents, beginning of period	11,840	2,866	3	—	14,709

Cash and cash equivalents, end of period	$3,440	$3,711	$3	$—	$7,154

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet (Unaudited)

December 31, 2007

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,840	$2,866	$3	$		$14,709
Available for sale securities	15,425	—	—		—	15,425
Accounts receivable, net	—	24,834	2,858		—	27,692
Inventories	—	742	—		—	742
Prepaid expenses and other	4,212	2,124	1,819		—	8,155
Assets of businesses held for sale	—	3,028	2,765		—	5,793

Total current assets	31,477	33,594	7,445		—	72,516

Property and equipment, net	198	8,929	9,297		—	18,424
Investment in and advances to subsidiaries	154,179	(314,879)	—		160,700	—
Intangible assets, net	—	14,081	12,345		—	26,426
Goodwill	—	113,543	15,743		—	129,286
Other non-current assets	9,364	848	—		—	10,212

Total assets	$195,218	$(143,884)	$44,830		$160,700	$256,864

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$4,678	$7,265	$2,231		$—	$14,174
Intercompany payables	(17,490)	(932,243)	634,854		314,879	—
Accrued expenses and other	29,410	17,012	2,569		—	48,991
Deferred revenues	1,700	187	55		—	1,942
Current maturities of long-term debt	5,262	—	—		—	5,262
Liabilities of businesses held for sale	—	2,417	67		—	2,484

Total current liabilities	23,560	(905,362)	639,776		314,879	72,853

Long-term debt	247,575	—	—		—	247,575
Intercompany notes payable	—	7,612	—		(7,612)	—
Deferred revenue	11,050	—	—		—	11,050
Deferred income taxes	—	12,264	—		—	12,264
Other non-current liabilities	56,858	89	—		—	56,947

Total liabilities	339,043	(885,397)	639,776		307,267	400,689

Stockholders’ deficiency:
Common stock	455	—	—		—	455
Additional paid-in capital	2,370,428	—	—		—	2,370,428
Accumulated deficit	(2,436,719)	743,625	(594,946)		(148,679)	(2,436,719)
Common stock in treasury, at cost	(75,877)	—	—		—	(75,877)
Accumulated other comprehensive loss	(2,112)	(2,112)	—		2,112	(2,112)

Total stockholders’ deficiency	(143,825)	741,513	(594,946)		(146,567)	(143,825)

Total liabilities and stockholders’ deficiency	$195,218	$(143,884)	$44,830		$160,700	$256,864

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations (Unaudited)

For the Three Months Ended March 31, 2007

	PRIMEDIA Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries
	(Dollars in thousands)
Revenue, net:	$—	$65,040	$15,969	$(4,109)	$76,900
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	—	7,237	74	—	7,311
Marketing and selling	—	18,336	2,026	—	20,362
Distribution and circulation	—	5,383	14,205	—	19,588
General and administrative expenses		11,825	6,464	(4,109)	14,180
Editorial	—	1,492	(57)	—	1,435
Depreciation and amortization of property and equipment	—	1,288	1,663	—	2,951
Amortization of intangible assets	—	525	211	—	736
Provision for restructuring costs	—	1,589	—	—	1,589

Operating income (loss)	—	17,365	(8,617)	—	8,748

Other income (expense):
Interest expense	(29,071)	(9)	—	—	(29,080)
Amortization of deferred financing costs	(584)	—	—	—	(584)
Intercompany management fees and interest	7,306	(7,306)	—	—	—
Other income, net	—	1,846	20	—	1,866

Income (loss) from continuing operations before benefit (provision) for income taxes	(22,349)	11,896	(8,597)	—	(19,050)
Benefit (provision) for income taxes	—	5,984	(109)	—	5,875
Equity in earnings (losses) of subsidiaries	127,003	(12,388)	—	(114,615)	—

Income (loss) from continuing operations	104,654	5,492	(8,706)	(114,615)	(13,175)

Discontinued operations, net of tax	—	121,511	(3,682)	—	117,829

Net income (loss)	$104,654	$127,003	$(12,388)	$(114,615)	$104,654

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2007

	PRIMEDIA Inc.(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	PRIMEDIA Inc. and Subsidiaries(1)
	(Dollars in thousands)
Operating activities:
Net income (loss)	$104,654	$127,003	$(12,388)	$(114,615)	$104,654

Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:	(105,377)	(80,980)	3,017	86,262	(97,078)
Changes in operating assets and liabilities	723	14,510	(18,922)	—	(3,689)

Net cash provided by (used in) operating activities	—	60,533	(28,293)	(28,353)	3,887

Investing activities:
Purchase of available for sale securities	(111,450)	—	—	—	(111,450)
Proceeds from sales of available for sale securities	33,100	—	—	—	33,100
Additions to property and equipment	—	(4,228)	(1,735)	—	(5,963)
Proceeds from sales of businesses	—	165,488	4,514	—	170,002
Payments for businesses acquired, net of cash acquired	—	(15,157)	(9,797)	—	(24,954)

Net cash provided by (used in) investing activities	(78,350)	146,103	(7,018)	—	60,735

Financing activities:
Intercompany activity	140,001	(205,874)	37,520	28,353	—
Borrowings under credit agreements	32,800	—	—	—	32,800
Repayments of borrowings under credit agreements	(36,300)	—	—	—	(36,300)
Proceeds from issuances of common stock, net	179	—	—	—	179
Capital lease payments	—	(285)	(26)	—	(311)
Other	—	(57)	—	—	(57)

Net cash provided by (used in) financing activities	136,680	(206,216)	37,494	28,353	(3,689)

Increase in cash and cash equivalents	58,330	420	2,183	—	60,933
Cash and cash equivalents, beginning of period	1,617	3,970	241	—	5,828

Cash and cash equivalents, end of period	$59,947	$4,390	$2,424	$—	$66,761

(1)	Amounts restated; see Note 1.

Note 16. Subsequent Events

Resignation of President and Chief Executive Officer

Effective April 25, 2008, the Company’s then President and Chief Executive Officer tendered his resignation. In connection with his resignation, the Company has offered to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause. The Company has accrued compensation expense of $1.4 million in the second quarter of 2008 representing amounts payable to him over the next 18 months.

Cash Dividend Declared

On May 7, 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on June 11, 2008 to stockholders of record on May 19, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Report, the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires. On August 1, 2007, we effected a one-for-six reverse stock split of our common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all periods presented in this Form 10-Q, which we refer to as this “Report,” effect has been given to the impact of the reverse stock split on the amounts reported for shares, including sales price, warrants, stock options and nonvested stock, and earnings (loss) and dividends per share.

During 2007, we completed the sale of our Enthusiast Media segment and classified the results of operations of our Auto Guides division as discontinued operations, due to our intent to dispose of the Auto Guides division by June 2008. During the first quarter of 2008, we sold certain assets and liabilities of our previously discontinued Education segment and shut down the remaining operations. The results of operations of the Enthusiast Media and Education segments and the Auto Guides division have been presented as discontinued operations for all periods presented.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic initiatives; the demand by customers for our premium services; expenses of or adverse results from litigation; increases in paper costs; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and results of operations during the three months ended March 31, 2008 and 2007 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

We are an integrated media company that publishes and distributes advertising-supported print and online consumer guides, primarily for the apartment leasing and new home sectors of the residential real estate industry. Our guides are provided free of charge to end users. During the first quarter of 2008, we distributed approximately 6.2 million of our print guides to approximately 60,000 U.S. locations through our proprietary distribution network, DistribuTech. While DistribuTech exists to facilitate the distribution of our print guides, it also provides distribution services to more than 3,000 third-party publications. Our principle digital assets include the websites associated with our print publications, as well as Rentals.com, our single unit real estate rental product line.

Business Trends and Outlook

Our Apartment Guide business remains stable and continues to exhibit steady growth. Occupancy rates have moved to more normalized levels in most of our markets. However, we do not expect significant additional apartment inventory in 2008, as construction levels remain low. With respect to our Rentals.com business, we expect to focus on improving site engineering and performance and driving traffic through search engine optimization. We will continue to pursue and invest in growth opportunities for these businesses in a strategic and thoughtful manner, looking at initiatives such as online enhancements to our product portfolio and selective market expansion.

Weakness in the new home sales sector has continued in 2008, and we intend to continue prudently managing our cost structure to operate our New Homes division as efficiently as possible. We believe pressure in this business will continue to increase over the near term and remain challenging throughout the year. During the first quarter, we suspended the publication of our Atlanta Professional Home Guide. It may be necessary to suspend additional publications in a small number of markets, if conditions worsen. At the same time, we are also focused on strengthening our client relationships to best position us for when this sector improves.

Our distribution function continues to be impacted by higher retail display allowance expenses due to expansion of retail locations and by lost revenue from third-party customers who publish free publications, particularly those within the resale home sector who are scaling back or ceasing operations. We do not publish any products for the resale home sector. We will continue to focus on diversifying our customer base and further optimizing our distribution network by eliminating retail locations that are not sufficiently accretive to our advertising revenue.

Transition Plan

We are in the process of relocating our corporate headquarters from New York to Norcross, Georgia, where our Consumer Guides business is based. We expect to continue certain of our New York-based functions and incur their associated costs through the second quarter of 2008.

Internal Control Over Financial Reporting

As is more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that, as of December 31, 2007, there were material weaknesses in internal control over financial reporting as it relates to our accounting for income taxes and cash and cash equivalents and available for sale securities.

As of March 31, 2008, we do not believe the material weaknesses have been remediated, but we are actively engaged in the implementation of remediation efforts to address them. We have added personnel to our tax department who possess subject matter expertise and experience and have enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We are also in the process of designing and implementing controls to ensure the proper presentation and disclosure of available for sale securities on our consolidated balance sheet and statement of cash flows. Enhancements are expected to include an update to our investment policy, better communication within the organization regarding investment transactions and an increased level of review for investment transactions. In the meanwhile, we have intensified our review of amounts associated with the reporting of income taxes, cash and cash equivalents, and available for sale securities to include multiple levels of management.

Until such material weaknesses are remediated, it is reasonably possible that these material weaknesses could result in a material misstatement of the provision for income taxes and the related income tax balances, as well as cash and cash equivalents and available for sale securities in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Note 1 to the condensed consolidated financial statements describes the impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2007 of errors resulting from these material weaknesses.

Three Months Ended March 31, 2008 Summary Consolidated Results

•

Total revenue, net increased 0.8% year-over-year, reflecting a 2.5% increase in advertising revenue from Apartments and a 1.1% increase in distribution revenue, partially offset by a 6.6% decline in advertising revenue from New Homes.

•	Operating income declined 5.3% year-over-year due to:

•	$1.3 million of fees and expenses related to a derivative lawsuit, which are expected to be offset by an insurance recovery for the same matter in the second quarter;

•	Higher distribution costs as a result of our 2007 expansion of our retail distribution network;

•	An increase in bad debt expense related to former customers of DistribuTech and New Homes; and

•	Higher depreciation costs due to internal-use software placed in service.

These were partially offset by higher revenue and lower cash and non-cash compensation expense, resulting from a reduction in headcount, and lower restructuring costs.

•

Net income decreased $91.1 million due to the first quarter 2007 gain on the sale of the Outdoor Group and lower operating income, partially offset by a reduction in interest expense from our lower debt level and a tax benefit to discontinued operations.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Consolidated Results

Revenue, Net

Revenue Component	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2008	2007
	(Dollars in thousands)
Advertising	$63,573	$63,137	$436	0.7%
Distribution	13,915	13,763	152	1.1

Total revenue, net	$77,488	$76,900	$588	0.8%

Revenue increased primarily due to an expansion in the number of apartment communities served and an increase in the number of rack pockets sold to third parties, partially offset by a decrease in revenue from New Home Guide. Our Apartment Guide achieved quarter-over-quarter growth as it continues to benefit from condominium conversions and decreased vacancy rates.

Advertising Revenue

Advertising Revenue Component	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2008	2007
	(Dollars in thousands)
Apartments	$51,967	$50,705	$1,262	2.5%
New Homes	11,606	12,432	(826)	(6.6)

Total advertising revenue, net	$63,573	$63,137	$436	0.7%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 82% of advertising revenue during the three months ended March 31, 2008, experienced an increase in revenue compared to the same period in 2007, primarily due to a 2.4% increase in apartment communities that we serve and a 0.9% increase in revenue per community served.

During the three months ended March 31, 2008, Apartment Guide benefited from reductions in occupancy rates across most of its markets. Only 10% of the first quarter 2008 revenue from Apartment Guide was derived from markets that, at March 31, 2008, had high occupancy rates, which we consider to be 95% or higher. This compares to 30% at March 31, 2007. In our current Apartment Guide markets, occupancy rates range from 78.5% to 97.1% at March 31, 2008, with an average of 92.6%. This compares to an average of 93.8% at March 31, 2007. The increase in revenue per community served was driven by premium online product upgrades and a slight year-over-year increase in standard advertising rates.

Apartments continues to benefit from our actions to strengthen client relationships and promote the value of blended media, while providing clients with advertising tools to better track results and demonstrate our effectiveness in generating customer leads and leases. In addition, we are exploring opportunities to expand into new markets, including the Greenville, SC Apartment Guide started during the first quarter of 2008, by leveraging our existing distribution capabilities.

New Homes

The New Home Guide/NewHomeGuide.com business, representing approximately 18% of advertising revenue during the three months ended March 31, 2008, decreased 6.6% compared to the same period in 2007. The decrease in revenue was primarily due to a 6.1% decrease in new home communities served and a 0.6% decrease in revenue per community served. These resulted from ongoing declines in premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders continued to cause further pressure in the first quarter of 2008, as the challenging mortgage environment, declining home prices and high inventory levels worsened. In response to this environment, in January 2008, we suspended publication of our Atlanta Professional Home Guide.

Distribution Revenue

Distribution revenue, which relates to our distribution arm, DistribuTech, increased by 1.1% during the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily attributable to a 4.7% increase in the number of pockets sold in our display racks. This growth was slightly offset by a 3.4% decrease in the average revenue per pocket, as most of the new pockets sold were in the lower levels of our racks, which command less revenue than the more desirable upper level. Our growth in distribution revenue was outpaced by the growth in our distribution costs resulting from the addition of new retail locations and the extension of national grocery chain relationships. As anticipated, distribution revenue grew at a slower pace than the fourth quarter of 2007, primarily due to the continued impact of lost business from publishers within the resale home sector scaling back or ceasing operations.

Operating Expenses

Other Expenses Component	For the Three Months Ended March 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
	2008	2007
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$7,061	$7,311	$(250)	(3.4)%
Marketing and selling	20,158	20,362	(204)	(1.0)
Distribution and circulation	21,177	19,588	1,589	8.1
General and administrative expenses	14,554	14,180	374	2.6
Editorial	1,683	1,435	248	17.3
Depreciation and amortization of property and equipment	3,316	2,951	365	12.4
Amortization of intangible assets	755	736	19	2.6
Provision for restructuring costs	496	1,589	(1,093)	(68.8)

Total operating expenses	$69,200	$68,152	$1,048	1.5%

The increase in operating expenses was primarily due to increases in distribution and circulation, general and administrative expenses, and depreciation and amortization of property and equipment, partially offset by a reduction in provision for restructuring costs. Distribution and circulation expenses increased due to extending national grocery chain and drugstore relationships. The first three months of 2007 did not include the full impact of these costs. General and administrative expenses include the costs associated with the transition of various functions comprising corporate overhead from New York to Norcross, GA. The change in this category was due to $3.5 million in transition-related costs. Also included is $1.3 million in fees and expenses incurred during the quarter in connection with a derivative lawsuit that is further discussed in Note 14, “Commitments and Contingencies,” to the condensed consolidated financial statements. Under the coverage of our primary directors and officers liability insurance, we expect to recover, in the second quarter, approximately $1.7 million of certain costs incurred prior to 2008 in defending these claims. These increases were partially offset by reductions in corporate overhead of $4.6 million. Depreciation and amortization of property and equipment increased primarily as a result of internal-use software being placed in service. The provision for restructuring costs decreased due to the elimination of certain positions during the three months ended March 31, 2007.

Other Expenses

Other Expense Component	For the Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2008	2007
	(Dollars in thousands)
Interest expense	$(5,002)	$(29,080)	$24,078	82.8%
Amortization of deferred financing costs	(242)	(584)	342	58.6
Other income (expense), net	172	1,866	(1,694)	(90.8)

Total other expenses	$(5,072)	$(27,798)	$22,726	81.8%

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes due 2013 (the “8% Senior Notes”) and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. To a lesser extent, the decrease was also attributable to slightly lower interest rates in the first three months of 2008 compared to the same period of 2007.

The decrease in other income (expense), net was due to a decrease in income earned on our cash balances and available for sale securities. During first quarter of 2008, our average cash balances and available for sale securities were lower during the comparable period in 2007.

Discontinued Operations

In accordance with GAAP, we have classified the operating results of our divested entities and entities to be divested as of March 31, 2008 as discontinued operations in the condensed consolidated statement of operations for all periods presented.

Discontinued operations includes the operations of the Enthusiast Media segment, which was discontinued in the first quarter of 2007 and the Education segment, which was discontinued in the fourth quarter of 2006. The Education segment was comprised of Channel One, Films Media Group and PRIMEDIA Healthcare. We completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment. During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare and shut down the remaining operations.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations, due to our intent to dispose of the Auto Guides division by June 2008.

Discontinued operations for the three months ended March 31, 2008 and 2007 includes revenue of $1.8 million and $149.2 million, respectively, and operating (loss) income of $(2.3) million and $73.8 million, respectively, which includes gain on sale of businesses. The gain on sale of businesses, net of tax, was $0.1 million and $43.5 million for the three months ended March 31, 2008 and 2007, respectively.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. In the first half of 2006, we made payments on behalf of Workplace Learning pursuant to our secondary liability, and during the second quarter of 2006, we recorded a liability for the fair value of the lease payments, net of sublease income, related to our secondary liability on the lease payments. As of December 31, 2007, the satellite time lease had expired. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the three months ended March 31, 2008, as a result of the assignee’s performance, we recorded $1.2 million in income, which is included in discontinued operations.

During the three months ended March 31, 2008, we recognized a tax benefit of $11.3 million in discontinued operations as a result of our ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the three months ended March 31, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to our valuation allowance, are possible as estimations regarding 2008 taxable income change.

Liquidity, Capital and Other Resources

As of March 31, 2008, we had cash and unused credit facilities of $99.0 million, as further detailed below under Financing Arrangements, compared to $106.4 million as of December 31, 2007. The use of this cash and unused credit facilities is subject to customary conditions contained in our debt agreements.

We have required debt repayments, including capital leases, of $5.2 million during the next 12 months. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt and other anticipated expenditures for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $(5.6) million as of March 31, 2008, compared to $(0.3) million at December 31, 2007. The decrease in working capital was primarily due to a dividend payment of $3.1 million.

Cash Flow—Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net cash used in operating activities was $16.6 million in the three months ended March 31, 2008, compared to net cash generated from operating activities of $3.9 million in the three months ended March 31, 2007. This decrease was primarily due to increased retail display allowances, the settlement of post-Enthusiast Media sale obligations, including severance, bonuses and incremental income taxes, and the absence of cash flows from businesses divestited after the first quarter of 2007. Cash used in operating activities was partially offset by a decrease in cash paid for interest due to a lower average balance of debt outstanding during 2008 and, to a lesser extent, lower interest rates. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Net cash provided by investing activities was $12.9 million during the three months ended March 31, 2008 compared to $60.7 million during the same period in 2007. This decrease was primarily due to the sale of the Outdoors group part of Enthusiast Media, which was partially offset by net purchases of available for sale securities in the first quarter of 2007. The proceeds from the sale of businesses (net of payments related to the sale of business) decreased approximately $169.8 million in the first quarter of 2008, while we sold all of our available for sale securities during the same period. We expect capital spending in 2008 to remain relatively consistent with the 2007 spend.

Net cash used in financing activities was $3.8 million during the three months ended March 31, 2008 compared to $3.7 million during the same period in 2007. This increase in use of cash during the first three months of 2008 primarily relates to a $3.1 million dividend paid on our common stock, substantially offset by lower net repayments of borrowings under credit agreements.

Why We Use the Term Free Cash Flow

Free cash flow is defined as net cash provided by operating activities adjusted for additions to property and equipment and capital lease payments.

We believe that the use of free cash flow enables our chief operating decision maker to make decisions based on our cash resources. We also believe that free cash flow provides useful information to investors as it is considered to be an indicator of our liquidity, including our ability to reduce debt, make strategic investments and pay dividends.

Free cash flow is not intended to represent cash flows from operating activities as determined in conformity with GAAP. Free cash flow, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate free cash flow in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies.

The following table presents our free cash flow:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(16,642)	$3,887
Additions to property and equipment	(2,809)	(5,963)
Capital lease payments	(112)	(311)

Free cash flow	$(19,563)	$(2,387)

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$4,951	$14,033

Cash paid for income taxes, net of refunds received	$15,482	$4,857

Cash paid for restructuring costs, net of sublease receipts	$3,598	$2,093

Our free cash flow during the first three months of 2008 decreased from the first three months of 2007, primarily due to the settlement of post-Enthusiast Media sale obligations, including severance, bonuses and incremental income taxes, and the absence of cash flows from businesses divested after the first quarter of 2007. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The interest rate on the Term Loan B Facility at March 31, 2008 was 4.95%.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year and commenced on March 31, 2008. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we are required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

The bank credit facilities consisted of the following at March 31, 2008:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities	$100,000	$249,375	$349,375
Borrowings outstanding	—	(249,375)	(249,375)
Letters of credit outstanding	(8,168)	—	(8,168)

Unused bank commitments	$91,832	$—	$91,832

The weighted-average of our commitment fees under the new bank credit facilities during the three months ended March 31, 2008 was 0.30%.

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

8% Senior Notes

The 8% Senior Notes mature on May 15, 2013 with no sinking fund requirements and have interest payable semi-annually in May and November at an annual rate of 8%. On April 15, 2008, we announced our intent to redeem the remaining $2.6 million in 8% Senior Notes on May 15, 2008 and have included the outstanding balance in current maturities of long-term debt on the condensed consolidated balance sheet as of March 31, 2008. The events of default contained in the 8% Senior Notes are generally less restrictive than those contained in our bank credit facilities.

Interest Rate Swaps

During the second half of 2007, we entered into four interest rate swap agreements, each with a notional amount of $50.0 million. As of March 31, 2008, all of the interest rate swaps were in designated hedging relationships against the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. One of the interest rate swaps matures on December 31, 2008; two mature on September 30, 2009; and one matures on December 31, 2009.

Contractual Obligations

The 8% Senior Notes and the bank credit facilities all rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur. The 8% Senior Notes are secured by a pledge of stock of Consumer Source Inc. (formerly known as PRIMEDIA Companies Inc.).

Our contractual obligations as of March 31, 2008 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-term debt obligations, including current portion	$251,951	$5,076	$5,000	$5,000	$236,875
Interest on long-term debt obligations(1)	95,520	15,693	26,790	31,005	22,032
Capital lease obligations, including current portion	149	145	4	—	—
Interest on capital lease obligations	8	7	1	—	—
Operating lease obligations(2)	148,939	24,148	21,775	19,641	83,375
Workplace Learning lease obligations(3)	12,771	3,415	4,534	3,406	1,416

Total	$509,338	$48,484	$58,104	$59,052	$343,698

(1)	Interest payments are based on our projected interest rates and estimated principal amounts outstanding for the periods presented, giving effect to the interest rate swaps designated in a cash flow hedging relationship against the debt. See Interest Rate Swaps discussion above.
(2)	Future rental commitments for the above operating leases have not been reduced by minimum noncancelable sublease income aggregating $77.6 million as of March 31, 2008. Operating lease obligations include restructuring liabilities.
(3)	Present value of expected future net payments related to Workplace Learning lease obligations. See Contingencies and Other discussion below for further detail.

The contractual obligations table above does not contain any of our $78.8 million in unrecognized tax benefits at March 31, 2008, which resulted in a recorded liability of $23.1 million that has been accrued in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, because we are unable to determine when, or if, payment of these amounts will be made.

We had no borrowings outstanding at March 31, 2008 under the revolving loan portion of the bank credit facility. Consequently, no interest payments for the revolving loan portion of the bank credit facility are included in the above table.

We have other commitments in the form of letters of credit of $8.2 million aggregate face value, which expire on or before March 31, 2009.

A change in the rating of our debt instruments by the outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of July 2007, our senior debt ratings from Moody’s and Standard and Poor’s was Ba3 and BB, respectively.

In January 2008, we liquidated $15.4 million in available for sale securities. On April 15, 2008, we announced our intent to redeem on May 15, 2008 all of the $2.6 million in 8% Senior Notes outstanding. On May 7, 2008 our Board of Directors declared a cash dividend of $0.07 per share of common stock, payable on June 11, 2008, to stockholders of record on May 19, 2008. We expect to redeem the debt and pay the dividend out of our existing cash balance. We may also access our revolving line of credit for a short period of time in order to make payments, should it be necessary to do so. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on such factors as available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 2.9:1 at March 31, 2008.

Contingencies and Other

We are involved in several legal proceedings, including ordinary and routine legal proceedings incidental to our business. See Note 14, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements for a description of certain of these proceedings, including a description of the derivative litigation. The result of any legal proceedings is inherently unpredictable. However, management believes that the outcome of all such proceedings will not have a material adverse effect on the our long-term consolidated financial position, liquidity or results of operations, though the ultimate outcome of any of such matters could be material to our operating results in any given period in which costs or awards, if any, are recognized or otherwise determined.

As of and for the three months ended March 31, 2008, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

In connection with the sale of assets and the divestiture of businesses, we generally agree to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to: (i) the representations and warranties made by us to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include tax liabilities and other liabilities not assumed by the buyer in the transaction. As with any liability, we have previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of indemnities which result from asset sales and divestitures. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, we will accrue a liability when future payment is probable and the amount is reasonably estimable.

Critical Accounting Policies and Estimates

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, it does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of a defined hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level 2 inputs are inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Recent Accounting Developments

See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” to the condensed consolidated financial statements, contained elsewhere in this Report.

Impact of Inflation and Other Costs

In general, our costs, including paper and fuel and other distribution costs, are affected by inflation. We believe that such effects have not been material to us during the past; however, there is no assurance that they will not be material to us in the future.

Seasonality

Our operations are minimally seasonal in nature.

•	The majority of our sales are comprised of contracts with a duration of 12 months.

•

We experience modest seasonality in our single unit real estate listings as that business declines in the winter months. This business represents a relatively small part of the total Consumer Guides business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $249.4 million at March 31, 2008. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions at March 31, 2008. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$609
+50	305
-50	(305)
-100	(609)

Credit Risk

Our hedging transactions using derivative financial instruments also involve certain additional risks such as counterparty credit risk. The counterparties to our derivative financial instruments are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chairman and Interim Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses in internal control over financial reporting as it relates to the accounting for income taxes and cash and cash equivalents and available for sale securities, which are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, the Company added personnel to its tax department who possess subject matter expertise and experience and also enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP. The Company has also intensified its review of amounts associated with the reporting of income taxes, cash and cash equivalents, and available for sale securities to include multiple levels of management. Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is also in the process of designing and implementing controls to ensure the proper presentation and disclosure of available for sale securities on its consolidated balance sheet and statement of cash flows. Enhancements are expected to include an update to the investment policy, better communication within the organization regarding investment transactions and an increased level of review for investment transactions.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the three months ended March 31, 2008.

Item 6.	EXHIBITS

(a)

Exhibit Number	Description
†10.1	Employment Agreement, dated as of April 21, 2008 by and between PRIMEDIA Inc. and Charles Stubbs. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 21, 2008, as filed with the Commission on April 22, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

31.1	Certification by Dean B. Nelson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Dean B. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

†	Executive contract or compensation plan or arrangement
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date: May 12, 2008	/s/ DEAN B. NELSON
(Dean B. Nelson)
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	/s/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)