Form 10-Q
period 2008-06-30
PRIMEDIA INC
filed 2008-08-08
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 1, 2008
Common Stock, par value $0.01 per share	44,188,810

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,799	$14,709
Available for sale securities	—	15,425
Accounts receivable (net of allowance for doubtful accounts of $1,268 and $1,271 at June 30, 2008 and December 31, 2007, respectively)	28,011	27,692
Inventories	1,461	742
Prepaid expenses and other	14,636	8,155
Assets of businesses held for sale	—	5,793

Total current assets	50,907	72,516

Property and equipment (net of accumulated depreciation and amortization of $77,875 and $82,760 at June 30, 2008 and December 31, 2007, respectively)	17,957	18,424
Intangible assets, net	25,100	26,426
Goodwill	129,305	129,286
Other non-current assets	32,376	10,212

Total assets	$255,645	$256,864

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$13,369	$14,174
Accrued expenses and other	40,257	48,991
Deferred revenue	1,928	1,942
Revolving credit facility	5,000	—
Current maturities of long-term debt and capital lease obligations	2,601	5,262
Liabilities of businesses held for sale	—	2,484

Total current liabilities	63,155	72,853

Long-term debt	246,250	247,575
Deferred revenue	10,200	11,050
Deferred income taxes	13,390	12,264
Other non-current liabilities	57,495	56,947

Total liabilities	390,490	400,689

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,582,077 and 45,572,518 shares issued at June 30, 2008 and December 31, 2007, respectively; 44,175,009 and 44,165,450 shares outstanding at June 30, 2008 and December 31, 2007, respectively	455	455
Additional paid-in capital (including warrants of $31,690 at June 30, 2008 and December 31, 2007)	2,370,736	2,370,428
Accumulated deficit	(2,427,376)	(2,436,719)
Common stock in treasury, at cost (1,407,068 shares at June 30, 2008 and December 31, 2007)	(75,877)	(75,877)
Accumulated other comprehensive loss	(2,783)	(2,112)

Total stockholders’ deficiency	(134,845)	(143,825)

Total liabilities and stockholders’ deficiency	$255,645	$256,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$62,976	$63,959
Distribution	13,818	14,552

Total revenue, net	76,794	78,511

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	6,699	7,366
Marketing and selling	19,459	21,386
Distribution and circulation	21,438	21,213
General and administrative expenses	13,008	14,452
Other general expenses	1,568	1,385
Depreciation and amortization of property and equipment	3,299	3,154
Amortization of intangible assets	652	857
Provision for restructuring costs	1,200	1,014

Operating income	9,471	7,684

Other income (expense):
Interest expense	(4,856)	(29,031)
Amortization of deferred financing costs	(231)	(584)
Other income, net	357	2,042

Income (loss) from continuing operations before (provision) benefit for income taxes	4,741	(19,889)
(Provision) benefit for income taxes	(1,267)	8,780

Income (loss) from continuing operations	3,474	(11,109)

Discontinued operations, net of tax (including gain (loss) on sale of businesses, net of tax of $1,348 and $(2,270) in 2008 and 2007, respectively)	(1,544)	16,782

Net income	$1,930	$5,673

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.08	$(0.25)
Discontinued operations	(0.04)	0.38

Net income	$0.04	$0.13

Dividends declared per share of common stock outstanding	$0.07	$—

Weighted-average basic shares of common stock outstanding	44,174,533	44,098,131

Weighted-average diluted shares of common stock outstanding	44,189,055	44,098,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$126,549	$127,096
Distribution	27,733	28,315

Total revenue, net	154,282	155,411

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	13,760	14,677
Marketing and selling	39,617	41,748
Distribution and circulation	42,615	40,801
General and administrative expenses	27,562	28,632
Other general expenses	3,251	2,820
Depreciation and amortization of property and equipment	6,615	6,105
Amortization of intangible assets	1,407	1,593
Provision for restructuring costs	1,696	2,603

Operating income	17,759	16,432

Other income (expense):
Interest expense	(9,858)	(58,111)
Amortization of deferred financing costs	(473)	(1,168)
Other income, net	529	3,908

Income (loss) from continuing operations before (provision) benefit for income taxes	7,957	(38,939)
(Provision) benefit for income taxes	(2,269)	14,655

Income (loss) from continuing operations	5,688	(24,284)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax of $1,464 and $41,258 in 2008 and 2007, respectively)	9,839	134,611

Net income	$15,527	$110,327

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.13	$(0.55)
Discontinued operations	0.22	3.05

Net income	$0.35	$2.50

Dividends declared per share of common stock outstanding	$0.14	$—

Weighted-average basic shares of common stock outstanding	44,173,225	44,092,510

Weighted-average diluted shares of common stock outstanding	44,196,524	44,092,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Six Months Ended June 30, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at December 31, 2007	45,572,518	$455	$2,370,428	$(2,436,719)	$(75,877)	$(2,112)	$(143,825)
Comprehensive income:
Net income	—	—	—	15,527	—	—	15,527
Other comprehensive loss
Change in unrealized net gains and losses on cash flow hedges	—	—	—	—	—	(671)	(671)

Total comprehensive income							14,856
Non-cash charges for stock-based compensation	—	—	265	—	—	—	265
Issuances of common stock, net	9,559	—	43	—	—	—	43
Cash dividends declared per share of common stock ($0.14 per share)	—	—	—	(6,184)	—	—	(6,184)

Balance at June 30, 2008	45,582,077	$455	$2,370,736	$(2,427,376)	$(75,877)	$(2,783)	$(134,845)

Total comprehensive income for the three months ended June 30, 2008 and 2007 was $4.9 million and $5.7 million, respectively.

Total comprehensive income for the six months ended June 30, 2007 was $110.3 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
		(As restated, see Note 1)
Operating activities:
Net income	$15,527	$110,327
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of businesses, net of tax	(1,464)	(41,258)
Deferred income taxes	1,126	(59,738)
Other, net	12,048	14,448
Changes in operating assets and liabilities	(41,948)	(46,411)

Net cash used in operating activities	(14,711)	(22,632)

Investing activities:
Purchases of available for sale securities	—	(111,450)
Proceeds from sales of available for sale securities	15,425	111,450
Payments for investments	(14)	—
Additions to property and equipment	(5,749)	(11,990)
Proceeds from sales of businesses	2,369	175,391
Payments for businesses acquired, net of cash acquired	—	(31,658)

Net cash provided by investing activities	12,031	131,743

Financing activities:
Payment of dividend on common stock	(6,184)	—
Borrowings under credit agreements	5,000	32,800
Repayments of borrowings under credit agreements	(3,929)	(36,300)
Proceeds from issuances of common stock, net	43	286
Capital lease payments	(160)	(571)
Other	—	(114)

Net cash used in financing activities	(5,230)	(3,899)

(Decrease) increase in cash and cash equivalents	(7,910)	105,212
Cash and cash equivalents, beginning of period	14,709	5,828

Cash and cash equivalents, end of period	$6,799	$111,040

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$9,371	$58,076

Cash paid for income taxes, net of refunds received	$16,881	$16,943

Cash paid for restructuring costs, net of sublease receipts	$5,331	$4,993

Businesses acquired:
Fair value of assets acquired	$—	$32,725
(Liabilities assumed) net of deferred purchase price payments	—	(1,067)

Payments for businesses acquired, net of cash acquired	$—	$31,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2008 and December 31, 2007, the results of consolidated operations of the Company for the three and six months ended June 30, 2008 and 2007, consolidated changes in stockholders’ deficiency of the Company for the six months ended June 30, 2008, and consolidated cash flows of the Company for the six months ended June 30, 2008 and 2007. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior period’s condensed consolidated statement of operations and related notes have been reclassified due to discontinued operations to conform to the presentation for the three and six months ended June 30, 2008.

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

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the U.S. (“GAAP”). SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which are intended to make the measurement of fair value more consistent and comparable across companies.

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

Correction of Error

Subsequent to the issuance of the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007, the Company discovered an error in its reporting of cash flows from investing activities in its condensed consolidated statement of cash flows due to the inclusion of auction rate securities as a cash equivalent. This error had no impact on the Company’s condensed consolidated statement of operations or cash flows from operating activities for any period.

The error resulted in an understatement of purchases of available for sale securities and proceeds from sale of available for sale securities during the six months ended June 30, 2007.

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

Note 2. Divestitures

The Company has classified the results of divested entities as of June 30, 2008 as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, part of the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170.0 million in cash. The transaction was completed in January 2007 and resulted in a gain of $57.5 million.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sale of Channel One, at which time the Company recorded a loss of $6.4 million, of which $5.0 million was recorded during the first quarter of 2007, and completed the sale of Films Media Group for a net gain of $0.2 million. During the first quarter of 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare for approximately $0.2 million, resulting in a gain of $ 0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million. The assets and liabilities of PRIMEDIA Healthcare are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

In February 2007, the Company announced its intent to explore the sale of its Enthusiast Media segment, and on August 1, 2007, it completed the sale for $1,177.9 million, resulting in a gain of approximately $461.0 million. The Company applied the net proceeds from the sale to pay down debt. The net proceeds from this sale are subject to routine post-closing adjustments.

In the fourth quarter of 2007, the Company classified the results of operations of its Auto Guides division as discontinued operations due to its intent to dispose of the Auto Guides division by June 2008. During the second quarter of 2008, the Company sold certain assets and liabilities of its Auto Guides division for approximately $2.1 million, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.6 million. The assets and liabilities of the Auto Guides division are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

The operating results of all of these operations have been classified as discontinued operations for all periods presented.

Total revenue, net and income (loss) before (provision) benefit from income taxes included in discontinued operations for the three and six months ended June 30, 2008 and 2007 in the condensed consolidated statement of operations are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenue, net	$1,555	$148,775	$3,353	$298,023

Income (loss) before (provision) benefit for income taxes (1)	$(2,116)	$29,491	$(2,860)	$48,886

(1)	Income (loss) before (provision) benefit from income taxes above excludes gain on sale of businesses.

The gain (loss) on sale of businesses, net of tax, was $1.3 million and $(2.3) million for the three months ended June 30, 2008 and 2007, respectively. The gain on sale of businesses, net of tax, was $1.5 million and $41.3 million for the six months ended June 30, 2008 and 2007, respectively.

During the first half of 2007, the Company recorded a tax benefit of approximately $61.0 million related to the Enthusiast Media segment. This benefit, which was recorded as a component of discontinued operations, represents the tax consequences of the recharacterization of certain indefinite-lived intangible assets to definite-lived in connection with the reclassification of the Enthusiast Media segment as held for sale during the first quarter of 2007 and was recorded when it became apparent that certain taxable temporary differences would reverse.

During first half of 2008, the Company recognized a tax benefit of $11.9 million in discontinued operations as a result of its ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the six months ended June 30, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to the Company’s valuation allowance, are possible as estimations regarding 2008 taxable income change.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of December 31, 2007 have been classified as held for sale in the condensed consolidated balance sheet. As of December 31, 2007, businesses held for sale represent the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division. As of June 30, 2008, there were no assets and liabilities of businesses held for sale.

December 31, 2007
(Dollars in thousands)
Assets
Accounts receivable, net	$2,474
Prepaid expenses and other	91
Property and equipment, net	1,882
Intangible assets	1,327
Other non-current assets	19

Assets of businesses held for sale	$5,793

Liabilities
Accounts payable	$228
Accrued expenses and other	2,250
Other non-current liabilities	6

Liabilities of businesses held for sale	$2,484

As discussed above, in the first quarter of 2008, the Company completed the sale of certain assets and liabilities of PRIMEDIA Healthcare and shut down the remaining operations. During the second quarter of 2008, the Company completed the sale of certain assets and liabilities of the Auto Guides division and shut down the remaining operations.

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

		$9,221

This acquisition did not have a material impact on the Company’s results of operations for the three and six months ended June, 30, 2007, nor were the operations of this acquisition material during 2007 prior to the acquisition.

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

In the six months ended June 30, 2007, the Company made two small acquisitions totaling approximately $1.5 million. In addition, during the same period, the Company made approximately $6.2 million in other payments relating to prior year acquisitions.

Note 4. Available for Sale Securities

As of June 30, 2008, the Company had no available for sale securities. During the first quarter of 2008, the Company sold all of its available for sale securities with no realized gain or loss.

As of December 31, 2007, the amortized cost and fair value of available for sale securities, with gross unrealized gains and losses, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Auction rate securities	$15,425	$—	$—	$15,425

Total available for sale securities	$15,425	$—	$—	$15,425

Note 5. Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	June 30, 2008			December 31, 2007(1)
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Membership, subscriber and customer lists	4	$34	$34	$—	$34	$34	$—
Advertiser lists	12	94,454	76,705	17,749	94,454	75,615	18,839
Other	8	6,170	5,288	882	6,170	5,052	1,118

		$100,658	$82,027	$18,631	$100,658	$80,701	$19,957

(1)	Excluding intangible assets classified as assets held for sale (see Note 2).

Intangible assets not subject to amortization had a carrying value of $6.5 million as of June 30, 2008 and December 31, 2007 and consisted of trademarks. Amortization expense for other intangible assets still subject to amortization was $0.7 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively. Amortization expense for other intangibles assets still subject to amortization was $1.4 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.

Note 6. Fair Value Measurements of Financial Assets and Liabilities

The Company’s financial assets and liabilities that have recurring measurements as of June 30, 2008 are shown below together with the level within the fair value hierarchy they fall:

Description	June 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instruments	$3,098	$—	$3,098	$—

Total	$3,098	$—	$3,098	$—

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

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

Note 7. Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$8,171	$15,658
Taxes	10,359	15,829
Rent and lease liabilities	4,518	1,921
Professional fees	3,829	1,120
Divestiture reserves	5,061	5,061
Other	8,319	9,402

	$40,257	$48,991

Note 8. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Term Loan under bank credit facilities	$248,750	$250,000
8% Senior Notes Due 2013	—	2,576

	248,750	252,576
Obligation under capital leases	101	261

	248,851	252,837
Less: Current maturities of long-term debt	2,601	5,262

	$246,250	$247,575

Bank Credit Facilities

The bank credit facilities consisted of the following as of June 30, 2008:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities	$100,000	$248,750	$348,750
Borrowings outstanding	(5,000)	(248,750)	(253,750)
Letters of credit outstanding	(4,603)	—	(4,603)

Unused bank commitments	$90,397	$—	$90,397

On June 10, 2008, the Company borrowed $5.0 million against its revolving credit facility, which was repaid in July 2008.

8% Senior Notes

On May 15, 2008, the Company redeemed all $2.6 million of its outstanding 8% Senior Notes. The Notes were redeemed at a 4% premium of the outstanding aggregate principal amount, which approximated to $0.1 million, plus accrued and unpaid interest thereon until the redemption date. The Company did not incur any early termination penalties in connection with the redemption of the Notes beyond the 4% redemption premium.

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of June 30, 2008, this leverage ratio was approximately 2.9 to 1.

Note 9. Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended June 30, 2008 was 26.7%, compared to (44.1)% for the three months ended June 30, 2007.

For the six months ended June 30, 2008, the Company’s effective tax rate on income from continuing operations was 28.5%, compared to (37.6)% for the six months ended June 30, 2007. Total tax expense from continuing operations for the three months ended June 30, 2008 was $1.3 million and $2.3 million for the six months ended June 30, 2008 and was comprised of state income tax expense, expense related to the adjustment of FIN 48 reserves for prior years’ uncertain tax positions, expense related to the amortization of indefinite lived intangible assets and a benefit from adjustment of valuation allowance related to reversal of previously unrecognized deferred tax assets utilized against taxable income.

After consideration of the available evidence, management has determined that it is more likely than not (a likelihood of more than 50%) that all of the Company’s income tax benefit from its net deferred tax assets at June 30, 2008 will not be realized within a relatively short period. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance exceeds the net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. However, taxable income in future periods may result in a reduction of the valuation allowance to the extent of the income tax expense on the taxable income.

Approximately $1.4 million of the valuation allowance at June 30, 2008 relates to net deferred tax assets which were recorded in accounting for the previously completed acquisitions of various entities. The recognition of such amount in the future and prior to January 1, 2009 will be allocated to reduce goodwill and other non-current intangible assets. Any subsequent adjustment will be recognized in income.

The Company is currently under audit by various state and local taxing authorities. It is possible that one or more of these state and local tax examinations will be settled during the next twelve months. If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits. Items that may cause changes to unrecognized tax benefits include the consideration of filing requirements in various states, the allocation of income and expense between tax jurisdictions, and changes in tax laws, regulations and other guidance across one or more of many jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations or other unforeseen circumstances. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current examinations will not have a material impact on the Company’s current FIN 48 liability. The statute of limitations in select state and local jurisdictions is expected to expire during 2008 and may result in a decrease of unrecognized tax benefits and accrued interest, relating to the Company’s expense allocation methodology, of $0.1 million.

The total amount of unrecognized tax benefits as of June 30, 2008 was $78.8 million. This unrecognized benefit decreased by $13.9 million during the six months ended June 30, 2008, primarily related to NOLs arising from the timing of the Company’s tax basis recovery in intangible assets, which were divested during the period. The benefit arising from the decrease was offset primarily by an increase in valuation allowance due to uncertainty of realization of the NOLs in future periods. Approximately $20.3 million of the $78.8 million in unrecognized benefits would, if recognized, have an impact on the effective income tax rate, while approximately $58.5 million would not. As of June 30, 2008, the Company’s recorded FIN 48 liability was $23.4 million, which included $3.1 million of interest.

During the six months ended June 30, 2008, the Company recorded a net increase in interest accrued under FIN 48 of $0.7 million, inclusive of amounts related to divestitures, as an increase in income taxes.

Note 10. Stock-Based Compensation

Stock Options

During the second quarter of 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of options to purchase 0.8 million shares of common stock granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Option Plan”), to certain of its employees and directors that vest with respect to one-third of the shares underlying such options on each of December 31, 2008, 2009 and 2010.

Restricted Stock

Performance Share Plan

During the second quarter of 2008, the Compensation Committee approved awards of performance-based restricted stock granted under the Stock Option Plan to certain employees of the Company. The restricted stock, targeted at 0.2 million shares, may be earned based on the Company’s level of achievement of performance goals for the fiscal year ending December 31, 2008. The restricted stock underlying grants for a particular fiscal year is forfeited if less than 90% of the applicable performance goal is achieved, and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, the restricted stock vests on a pro rata basis. Restricted stock that is earned will vest on December 31, 2008, provided the grantee is employed by the Company on the date of determination by the Compensation Committee of the extent to which the performance goal for the fiscal year is achieved.

In addition, in the second quarter of 2008, the Compensation Committee approved awards, under the Stock Option Plan, of performance-based restricted stock, targeted at 0.4 million shares, which may be earned based on the Company’s level of achievement for fiscal years ending December 31, 2009 and 2010. It is expected that the performance targets for these shares will be set during the third quarter of 2008, at which time the awards will be considered granted. No expense for these shares will be recorded prior to the grant date.

Service Plan

During the second quarter of 2008, the Compensation Committee approved an award of 0.2 million shares of service-based restricted stock granted under the Stock Option Plan to the Company’s Chief Executive Officer (“CEO”). The restricted stock will be earned as long as the CEO remains employed with the Company through certain vesting dates in 2009 and 2010.

Stock-based compensation is expensed over the vesting period, and the expense amounted to $0.3 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense was $0.3 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.

Note 11. Provision for Restructuring Costs

During the second quarter of 2007, the Company’s management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Guides operations and relocate its corporate headquarters from New York to Norcross, GA, where its Consumer Guides business is located. The Company completed this plan during the second quarter of 2008. The total cost of the plan was $6.2 million. The final employee-related termination costs were paid in the second quarter of 2008.

During the second quarter of 2008, the Company’s management implemented a plan to further reduce its real estate expense, primarily through consolidation of office space and vacating certain leased properties. This plan resulted in a charge of $1.0 million, net of anticipated sublease income, in the second quarter of 2008. The Company’s obligations for these leased properties continue through 2010.

Details of the plans implemented and the related payments during the six months ended June 30, 2008 and 2007 are presented in the following tables:

	Liability as of January 1, 2008		Net Provision for the Six Months Ended June 30, 2008	Payments During the Six Months Ended June 30, 2008	Liability as of June 30, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905		$628	$(5,319)	$214
Termination of leases related to office closures and other	20,441		1,068	(12)	21,497

Total	$25,346		$1,696	$(5,331)	$21,711	(2)

	Liability as of January 1, 2007		Net Provision for the Six Months Ended June 30, 2007	Payments During the Three Months Ended June 30, 2007	Liability as of June 30, 2007
	(Dollars in thousands)
Employee-related termination costs	$9		$1,704	$(295)	$1,418
Termination of leases related to office closures and other	24,684		1,913	(4,355)	22,242
Write-off of leasehold improvements, prepaid rent and lease-related liabilities	—		(1,013)	1,013	—

Total	$24,693	(1)	$2,604	$(3,637)	$23,660	(1)

(1)	Excludes liabilities related to discontinued operations of $1.3 million and $1.8 million as of June 30, 2007 and January 1, 2007, respectively.
(2)	Excludes liabilities related to discontinued operations of $0.4 million as of June 30, 2008.

In addition to the plan implemented in the second quarter of 2008, the amounts in termination of leases related to office closures and other include the Company’s remaining liability, pertaining to various restructuring plans initiated prior to 2006, related to real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The liability is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments, which are recorded in interest expense, and adjustments that may arise in sublease income. Those expenses are not presently expected to be material in future periods. The Company evaluates the adequacy of its restructuring liability on a quarterly basis.

As a result of the implementation of the plans, the Company has closed 21 office locations and has notified total of 170 employees that their employment would be terminated. As of June 30, 2008, the employment of all such employees had been terminated.

Liabilities of $2.8 million and $5.5 million representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007, respectively. Liabilities of $18.9 million and $19.8 million representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007, respectively.

Note 12. Severance

Effective April 25, 2008, the Company’s then President and Chief Executive Officer tendered his resignation. In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause. The Company accrued compensation expense of $1.4 million in the second quarter of 2008 representing amounts payable to him through the fourth quarter of 2009.

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three and six months ended June 30, 2008 and 2007 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Income (loss) from continuing operations	$3,474	$(11,109)	$5,688	$(24,284)
Discontinued operations, net of tax	(1,544)	16,782	9,839	134,611

Net income	$1,930	$5,673	$15,527	$110,327

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,175	44,098	44,173	44,093
Dilutive effect of:
Unvested restricted stock	14	—	17	—
Warrants	—	—	7	—

Weighted-average shares used in diluted computation	44,189	44,098	44,197	44,093
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.08	$(0.25)	$0.13	$(0.55)
Discontinued operations	(0.04)	0.38	0.22	3.05

Net income	$0.04	$0.13	$0.35	$2.50

The securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants as of June 30, 2008 and 2007 and 4.0 million and 3.1 million stock options and nonvested shares as of June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, potentially dilutive securities, including 3.6 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would have been anti-dilutive. An additional 0.4 million nonvested shares were excluded from diluted earnings per share for the three and six months ended June 30, 2008 because the performance criteria had not been met as of June 30, 2008 or the calculation under the treasury stock method resulted in no additional diluted shares. For the three and six months ended June 30, 2007, potentially dilutive securities were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 14. Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended June 30, 2008

Net unrealized gains (losses) on cash flow hedges	$2,928	$—	$2,928

Other comprehensive loss	$2,928	$—	$2,928

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Six Months Ended June 30, 2008

Net unrealized gains (losses) on cash flow hedges	$(671)	$—	$(671)

Other comprehensive loss	$(671)	$—	$(671)

There were no components of other comprehensive income (loss) during the three and six months ended June 30, 2007.

Note 15. Derivative Financial Instruments

The following is a summary of all of the Company’s derivative financial instrument positions, all of which were designated in effective cash flow hedging relationships:

	June 30, 2008			December 31, 2007
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$200,000	$—	$3,098	$200,000	$—	$2,427

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an adjustment to interest expense during the three and six months ended June 30, 2008 was less than $0.1 million. The Company had no derivative financial instruments during the six months ended June 30, 2007. Derivative liabilities are included in accrued expenses and other and other non-current liabilities on the condensed consolidated balance sheet.

Note 16. Commitments and Contingencies

The Company is involved in ordinary and routine legal proceedings incidental to its business. The result of any legal proceedings is inherently unpredictable. However, management believes that the outcome of all such proceedings will not have a material adverse effect on the Company’s long-term consolidated financial position, liquidity or results of operations, though the ultimate outcome of any of such matters could be material to the Company’s operating results in any given period in which costs or awards, if any, are recognized or otherwise determined.

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

As of June 30, 2008, the Company has recorded a total liability of $12.1 million for the fair value of the future lease payments, net of estimated sublease income, in the condensed consolidated balance sheet. Each month, the Company’s liability is reduced either by fulfilling its secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for the Company. During the three and six months ended June 30, 2008, as a result of the assignee’s performance, the Company recorded $0.7 million and $1.9 million in income, respectively. The amounts are included in discontinued operations.

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

Note 17. Subsequent Event

Cash Dividend Declared

On August 6, 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on September 10, 2008 to stockholders of record on August 18, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Report, the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires. On August 1, 2007, we effected a one-for-six reverse stock split of our common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares of PRIMEDIA common stock. For all periods presented in this Form 10-Q, which we refer to as this “Report,” effect has been given to the impact of the reverse stock split on the amounts reported for shares, including sales price, warrants, stock options and nonvested, or restricted stock, and earnings (loss) and dividends per share.

During 2007, we completed the sale of our Enthusiast Media segment. During the first quarter of 2008, we sold certain assets and liabilities of our previously discontinued Education segment and shut down the remaining operations. During the second quarter of 2008, we sold certain assets and liabilities of our previously discontinued Auto Guides division and shut down the remaining operations. The results of operations of the Enthusiast Media and Education segments and the Auto Guides division have been included as discontinued operations for all periods presented.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic initiatives; the demand by customers for our premium services; expenses of or adverse results from litigation; increases in fuel and paper costs; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and results of operations during the three and six months ended June 30, 2008 and 2007 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

We are a leading provider of advertising-supported consumer guides, primarily for the apartment leasing and new home sectors of the residential real estate industry. Our guides are provided free of charge to end users. During the first half of 2008, we distributed approximately 12.1 million of our print guides to approximately 54,000 U.S. locations through our proprietary distribution network, DistribuTech. While DistribuTech exists to facilitate the distribution of our print guides, it also provides distribution services to approximately 3,000 third-party publications. Our principle digital assets include the websites associated with our print publications, as well as Rentals.com, our single unit real estate rental product line.

Business Trends and Outlook

Our Apartment Guide business remains stable and continues to exhibit steady growth. Occupancy rates remain at normalized levels in most of our markets. However, we do not expect significant additional apartment inventory in 2008, as construction levels remain low. With respect to our Rentals.com business, we expect to focus on driving revenue growth and improving site engineering and performance, while increasing traffic through search engine optimization. We will continue to pursue and invest in growth opportunities for these businesses in a strategic and thoughtful manner, looking at initiatives such as online enhancements to our product portfolio and selective market expansion.

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

Our distribution function continues to be impacted by higher retail display allowance expenses due to expansion of retail locations in 2007 and by lost revenue from third-party customers who publish free print publications, particularly those within the resale home sector who are scaling back or ceasing operations. We do not publish any products for the resale home sector. We will continue to focus on diversifying our customer base and further optimizing our distribution network by eliminating retail locations that are not sufficiently accretive to our advertising revenue.

Transition Plan

We have transitioned our corporate headquarters from New York to Norcross, Georgia, where our Consumer Guides business is based. We continued to utilize certain of our New York-based functions and incur their associated costs through the second quarter of 2008.

Internal Control Over Financial Reporting

As is more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that, as of December 31, 2007, there were material weaknesses in internal control over financial reporting as it relates to our accounting for income taxes and cash and cash equivalents and available for sale securities.

As of June 30, 2008, we do not believe the material weaknesses have been remediated, but we are actively engaged in the implementation of remediation efforts to address them. We have added personnel to our tax department who possess subject matter expertise and experience and have enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We are also in the process of designing and implementing controls to ensure the proper presentation and disclosure of available for sale securities on our consolidated balance sheet and statement of cash flows. Enhancements are expected to include an update to our investment policy, better communication within the organization regarding investment transactions and an increased level of review for investment transactions. In the meanwhile, we have intensified our review of amounts associated with the reporting of income taxes, cash and cash equivalents, and available for sale securities to include multiple levels of management.

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

Note 1 to the condensed consolidated financial statements describes the impact on our condensed consolidated financial statements for the six months ended June 30, 2007 of errors resulting from these material weaknesses.

Three Months Ended June 30, 2008 Summary Consolidated Results

•

Total revenue, net decreased 2.2% year-over-year, reflecting a 5.0% decrease in distribution revenue, and a 16.4% decrease in advertising revenue from New Homes, partially offset by a 2.1% increase in advertising revenue from Apartments

•	Operating income increased 23.3% year-over-year due to:

•	A decrease in general and administrative expense of 10.0% due to a number of factors, the largest of which related to the transition the Company’s headquarters from New York to Norcross; and

•	A decrease in marketing and selling expenses of 9.0%, resulting largely from a reduction in the number of employees.

These were partially offset by an increase in restructuring costs.

•

Net income decreased by $3.7 million due to the second quarter 2007 gain on the sale of Channel One, part of our Education segment, partially offset by a reduction in interest expense in 2008 from our lower debt level.

Six Months Ended June 30, 2008 Summary Consolidated Results

•

Total revenue, net decreased 0.7% year-over-year, reflecting a 2.1% decrease in distribution revenue and an 11.7% decrease in advertising revenue from New Homes, partially offset by a 2.3% increase in advertising revenue from Apartments.

•	Operating income increased 8.1% year-over-year due to:

•	A decrease in general and administrative expenses due to a number of factors, the largest of which related to the transition the Company’s headquarters from New York to Norcross; and

•	An overall decrease in other operating expense of $2.5 million, mostly related to a reduction of marketing and selling expenses and restructuring expenses.

•

Net income decreased $94.8 million due to the 2007 gain on the sale of the Outdoors Group, part of our Enthusiast Media segment, partially offset by a reduction in interest expense from our lower debt level.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated Results

Revenue, Net

	For the Three Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2008	2007
	(Dollars in thousands)
Advertising	$62,976	$63,959	$(983)	(1.5)%
Distribution	13,818	14,552	(734)	(5.0)

Total revenue, net	$76,794	$78,511	$(1,717)	(2.2)%

Revenue decreased primarily due to a decrease in advertising revenue from New Home Guide, partially offset by an increase in advertising revenue for Apartment Guide.

Advertising Revenue

	For the Three Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Advertising Revenue Component	2008	2007
	(Dollars in thousands)
Apartments	$52,440	$51,352	$1,088	2.1%
New Homes	10,536	12,607	(2,071)	(16.4)

Total advertising revenue, net	$62,976	$63,959	$(983)	(1.5)%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 83.3% of advertising revenue during the three months ended June 30, 2008, experienced an increase in revenue compared to the same period in 2007, primarily due to a 3.4% increase in apartment communities that we serve and a 1.3% decrease in revenue per community served.

Apartments continues to benefit from our actions to strengthen client relationships and provide value-added online enhancements, including tools to better track results and demonstrate our effectiveness in generating customer leads and leases. During the three months ended June 30, 2008, the number of communities served by Apartment Guide increased due to continuing improvements in sales execution, as well as promotional offerings designed to attract additional apartment communities. The decrease in revenue per community served was driven by the purchase of new communities served of a higher percentage of standard advertisements. We are exploring opportunities to expand into new markets by leveraging our existing distribution capabilities.

New Homes

The New Home Guide and NewHomeGuide.com business, representing approximately 16.7% of advertising revenue during the three months ended June 30, 2008, experienced a decrease in revenue of 16.4% compared to the same period in 2007. The decrease in revenue was primarily due to a 13.5% decrease in new home communities served and a 3.7% decrease in revenue per community served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders continued to cause further pressure in the second quarter of 2008, as the challenging mortgage environment and declining home prices worsened. In response to this environment, in January 2008, we suspended publication of our Atlanta Professional Home Guide. Advertising revenue for New Homes publications that have been in operation for more than one year declined by 21.0% compared to the same period in 2007.

Distribution Revenue

Distribution revenue decreased by 5.0% during the three months ended June 30, 2008 compared to the same period in 2007. We achieved a 2.9% increase in the number of pockets sold in our display racks; however, this growth was more than offset by a 7.7% decrease in the average revenue per pocket due to softness in demand. While our distribution revenue decreased, our distribution costs also increased as a result of new retail locations and the extension of national grocery chain relationships in 2007. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home sector scaling back or ceasing operations.

Operating Expenses

	For the Three Months Ended June 30,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Other Expenses Component	2008	2007
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$6,699	$7,366	$(667)	(9.1)%
Marketing and selling	19,459	21,386	(1,927)	(9.0)
Distribution and circulation	21,438	21,213	225	1.1
General and administrative expenses	13,008	14,452	(1,444)	(10.0)
Other general expenses	1,568	1,385	183	13.2
Depreciation and amortization of property and equipment	3,299	3,154	145	4.6
Amortization of intangible assets	652	857	(205)	(23.9)
Provision for restructuring costs	1,200	1,014	186	18.3

Total operating expenses	$67,323	$70,827	$(3,504)	(4.9)%

The decrease in operating expenses was primarily due to decreases in marketing and selling, general and administrative expenses, and cost of goods sold. The decrease in marketing and selling expense was due to a number of factors, including a reduction of approximately 60 employees, compared to the prior year, resulting in a $1.0 million reduction in expense. Additional factors were reductions in contract labor, travel and lodging, and spend on sales meetings of approximately $0.3 million each. General and administrative expenses declined, primarily due to decreases in corporate overhead of $3.3 million, resulting from the relocation of the Company’s headquarters from New York to Norcross, audit and other professional fees of $1.8 million, and recovery, under our primary directors and officers liability insurance, of approximately $1.0 million of certain costs incurred prior to 2008 in defending claims in connection with a derivative lawsuit that is further discussed in Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements. These declines were partially offset by increases in compensation-related expense for our former and new Chief Executive Officers of approximately $1.9 million, $1.7 million in costs incurred in the movement of the Company’s headquarters, $0.6 million in bad debt expense and $0.7 million incurred in defending ourselves against the derivatives lawsuit. We presently expect additional recovery under our directors and officers insurance policy of approximately $0.6 million of costs already incurred in defending these claims. The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in both paper size and weight, as well as distribution optimization.

Other Expenses

	For the Three Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Other Expense Component	2008	2007
	(Dollars in thousands)
Interest expense	$(4,856)	$(29,031)	$24,175	83.3%
Amortization of deferred financing costs	(231)	(584)	353	60.4
Other income (expense), net	357	2,042	(1,685)	(82.5)

Total other expenses	$(4,730)	$(27,573)	$22,843	82.8%

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes due 2013 (the “8% Senior Notes”) and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. During the second quarter of 2008, we redeemed all of the $2.6 million in principal of our 8% Senior Notes.

The decrease in other income (expense), net was due to a decrease in income earned on our cash balances and available for sale securities. During second quarter of 2008, our average cash balances and available for sale securities were lower than during the comparable period in 2007.

Discontinued Operations

In accordance with GAAP, we have classified the operating results of our divested entities as of June 30, 2008 as discontinued operations in the condensed consolidated statement of operations for all periods presented.

Discontinued operations includes the operations of the Enthusiast Media segment, which was discontinued in the first quarter of 2007 and the Education segment, which was discontinued in the fourth quarter of 2006. The Education segment was comprised of Channel One, Films Media Group and PRIMEDIA Healthcare. We completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment. During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division by June 2008. During the second quarter of 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.6 million. The assets and liabilities of the Auto Guides division are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007.

Discontinued operations for the three months ended June 30, 2008 and 2007 includes revenue of $1.6 million and $148.8 million, respectively, and income (loss) before income taxes of $(2.1) million and $29.5 million, respectively. The gain (loss) on sale of businesses, net of tax, was $1.3 million and $(2.3) million for the three months ended June 30, 2008 and 2007, respectively.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. In the first half of 2006, we made payments on behalf of Workplace Learning pursuant to our secondary liability, and during the second quarter of 2006, we recorded a liability for the fair value of the lease payments, net of sublease income, related to our secondary liability on the lease payments. As of December 31, 2007, the satellite time lease had expired. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the three months ended June 30, 2008, as a result of the assignee’s performance, we recorded $0.7 million in income respectively, which is included in discontinued operations.

During the three months ended June 30, 2008, we recognized a tax benefit of $0.5 million in discontinued operations, primarily as a result of our ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to our valuation allowance, are possible as estimations regarding 2008 taxable income change.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consolidated Results

Revenue, Net

	For the Six Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2008	2007
	(Dollars in thousands)
Advertising	$126,549	$127,096	$(547)	(0.4)%
Distribution	27,733	28,315	(582)	(2.1)

Total revenue, net	$154,282	$155,411	$(1,129)	(0.7)%

Revenue decreased primarily due a decrease in advertising revenue from New Home Guide, partially offset by an increase in advertising revenue from Apartment Guide.

Advertising Revenue

	For the Six Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Advertising Revenue Component	2008	2007
	(Dollars in thousands)
Apartments	$104,365	$102,020	$2,345	2.3%
New Homes	22,184	25,076	(2,892)	(11.5)

Total advertising revenue, net	$126,549	$127,096	$(547)	(0.4)%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 82.5% of advertising revenue during the six months ended June 30, 2008, experienced an increase in revenue of 2.3% compared to the same period in 2007, primarily due to a 2.9% increase in apartment communities that we serve and a 0.7% decrease in revenue per community served.

Apartments continues to benefit from our actions to strengthen client relationships and promote the value of blended media, while providing clients with advertising tools to better track results and demonstrate our effectiveness in generating customer leads and leases. During the six months ended June 30, 2008, the occupancy rates in the markets that Apartment Guide serves saw a slight decrease in occupancy rates, which resulted in additional advertising spend by apartment communities. Additionally, the number of communities served by Apartment Guide increased due to continuing improvements in sales execution, as well as promotional offerings designed to attract additional apartment communities. The decrease in revenue per community served was driven by the purchase by new communities served of a higher percentage of standard advertisements.

We are exploring opportunities to expand into new markets, including the Greenville, SC Apartment Guide started during the first quarter of 2008, by leveraging our existing distribution capabilities.

New Homes

The New Home Guide and NewHomeGuide.com business, representing approximately 17.5% of advertising revenue during the six months ended June 30, 2008, decreased 11.5% compared to the same period in 2007. The decrease in revenue was primarily due to a 9.8% decrease in new home communities served and a 2.1% decrease in revenue per community served. These resulted from declines in standard advertising spending and ongoing declines in premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders continued to cause further pressure in the first half of 2008, as the challenging mortgage environment and declining home prices worsened. In response to this environment, in January 2008, we suspended publication of our Atlanta Professional Home Guide.

Distribution Revenue

Distribution revenue decreased by 2.1% during the six months ended June 30, 2008 compared to the same period in 2007. We achieved a 3.8% increase in the number of pockets sold in our display racks; however, this growth was more than offset by a 5.6% decrease in the average revenue per pocket due to softness in demand. While our distribution revenue decreased, our distribution costs also increased as a result of new retail locations and the extension of national grocery chain relationships in 2007. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home sector scaling back or ceasing operations.

Operating Expenses

	For the Six Months Ended June 30,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Other Expenses Component	2008	2007
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$13,760	$14,677	$(917)	(6.2)%
Marketing and selling	39,617	41,748	(2,131)	(5.1)
Distribution and circulation	42,615	40,801	1,814	4.4
General and administrative expenses	27,562	28,632	(1,070)	(3.7)
Other general expenses	3,251	2,820	431	15.3
Depreciation and amortization of property and equipment	6,615	6,105	510	8.4
Amortization of intangible assets	1,407	1,593	(186)	(11.7)
Provision for restructuring costs	1,696	2,603	(907)	(34.8)

Total operating expenses	$136,523	$138,979	$(2,456)	(1.8)%

The decrease in operating expenses was primarily due to decreases in marketing and selling, general and administrative expenses, cost of goods sold and provision for restructuring costs, partially offset by an increase in distributing and circulation and depreciation and amortization of property and equipment. The decrease in marketing and selling expense was due to a number of factors, including a reduction of approximately 60 employees, compared to the prior year, resulting in a $1.4 million reduction in expense. Additional factors were reductions in contract labor, training, and spend on sales meetings of approximately $0.3 million each, as well as several less significant changes. General and administrative expenses declined, primarily due to decreases in corporate overhead of $7.9 million, resulting from the relocation of the Company’s headquarters from New York to Norcross, audit and other professional fees of $2.6 million, and recovery, under our primary directors and officers liability insurance, of approximately $1.0 million of certain costs incurred prior to 2008 in defending claims in connection with a derivative lawsuit that is further discussed in Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements. These declines were partially offset by increases in compensation-related expense for our former and new Chief Executive Officers of approximately $1.9 million, $5.2 million in costs incurred in the movement of the Company’s headquarters, $1.3 million in bad debt expense and $2.1 million incurred in defending ourselves against the derivatives lawsuit. We presently expect additional recovery under our directors and officers insurance policy of approximately $0.6 million of costs already incurred in defending these claims. The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in both, paper size and weight, as well as distribution optimization. The provision for restructuring costs decreased due to the elimination of certain positions during the three months ended March 31, 2007. Distribution and circulation expenses increased due to the addition of new retail locations and the extension of national grocery chain relationships during the first half of 2007. The first six months of 2007 did not include the full impact of these costs. Depreciation and amortization of property and equipment increased primarily as a result of internal-use software being placed in service.

Other Expenses

	For the Six Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Other Expense Component	2008	2007
	(Dollars in thousands)
Interest expense	$(9,858)	$(58,111)	$48,253	83.0%
Amortization of deferred financing costs	(473)	(1,168)	695	59.5
Other income (expense), net	529	3,908	(3,379)	(86.5)

Total other expenses	$(9,802)	$(55,371)	$45,569	82.3%

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8  7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes due 2013 (the “8% Senior Notes”) and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. During the second quarter of 2008, we redeemed all of the $2.6 million in principal of our 8% Senior Notes.

The decrease in other income (expense), net was due to a decrease in income earned on our cash balances and available for sale securities. During first half of 2008, our average cash balances and available for sale securities were lower than during the comparable period in 2007.

Discontinued Operations

In accordance with GAAP, we have classified the operating results of our divested entities as of June 30, 2008 as discontinued operations in the condensed consolidated statement of operations for all periods presented.

Discontinued operations include the operations of the Enthusiast Media segment and the Education segment. We completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment. During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division by June 2008. During the second quarter of 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in a gain of $0.1 million, and shut-down the remaining operations, resulting in a loss of approximately $0.6 million.

Discontinued operations for the six months ended June 30, 2008 and 2007 includes revenue of $3.4 million and $298.0 million, respectively, and income (loss) before income taxes of $(2.9) million and $48.9 million. The gain on sale of businesses, net of tax, was $1.4 million and $41.3 million for the six months ended June 30, 2008 and 2007, respectively.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the six months ended June 30, 2008, as a result of the assignee’s performance, we recorded $1.9 million in income, which is included in discontinued operations.

During the six months ended June 30, 2008, we recognized a tax benefit of $12.5 million in discontinued operations primarily as a result of our ability to carry back a projected 2008 NOL against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the six months ended June 30, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to our valuation allowance, are possible as estimations regarding 2008 taxable income change.

Liquidity, Capital and Other Resources

As of June 30, 2008, we had cash and unused credit facilities of $97.2 million, as further detailed below under Financing Arrangements, compared to $106.4 million as of December 31, 2007. The use of this cash and unused credit facilities is subject to customary conditions contained in our debt agreements.

We have required debt repayments, including capital leases, of $7.6 million during the next 12 months. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt and other anticipated expenditures for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $(12.2) million as of June 30, 2008, compared to $(0.3) million at December 31, 2007. The decrease in working capital was primarily due to dividend payments of $6.2 million and a decrease of $3.3 million in net assets of businesses held for sale.

Cash Flow—Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net cash used in operating activities was $14.7 million in the six months ended June 30, 2008, compared to $22.6 million in the six months ended June 30, 2007. This change was primarily due to a decrease in cash paid for interest due to a lower average balance of debt outstanding during 2008 and, to a lesser extent, lower interest rates. The decrease in cash paid was slightly offset by the settlement of certain post-Enthusiast Media sale obligations, including severance, bonuses and incremental income taxes. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Net cash provided by investing activities was $12.0 million during the six months ended June 30, 2008 compared to $131.7 million during the same period in 2007. This decrease was primarily due to the sale of the Outdoors group, which was partially offset by payments for businesses acquired and higher capital expenditures, in 2007. We expect capital spending in 2008 to approximate $15.0 million.

Net cash used in financing activities was $5.2 million during the six months ended June 30, 2008 compared to $3.9 million during the same period in 2007. This increase in use of cash during the first six months of 2008 primarily relates to $6.2 million in dividends paid on our common stock, substantially offset by lower net repayments of borrowings under credit agreements.

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

The following table presents our free cash flow:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(14,711)	$(22,632)
Additions to property and equipment	(5,749)	(11,990)
Capital lease payments	(160)	(571)

Free cash flow	$(20,620)	$(35,193)

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$9,371	$58,076

Cash paid for income taxes, net of refunds received	$16,881	$16,943

Cash paid for restructuring costs, net of sublease receipts	$5,331	$4,993

Our free cash flow during the first six months of 2008 improved from the first six months of 2007, primarily due to lower debt service costs partially offset by the settlement of post-Enthusiast Media sale obligations, including severance, bonuses and incremental income taxes, and the absence of cash flows from businesses divested after the first quarter of 2007. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

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

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The interest rate on the Term Loan B Facility at June 30, 2008 was 4.95%.

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

The bank credit facilities consisted of the following at June 30, 2008:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities	$100,000	$248,750	$348,750
Borrowings outstanding	(5,000)	(248,750)	(253,750)
Letters of credit outstanding	(4,603)	—	(4,603)

Unused bank commitments	$90,397	$—	$90,397

The weighted-average of our commitment fees under the bank credit facilities during the three and six months ended June 30, 2008 was 0.30%.

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

Revolving Facility

On June 10, 2008, we borrowed $5.0 million against our Revolving Facility, which was repaid in July 2008.

8% Senior Notes

On May 15, 2008, we redeemed the remaining $2.6 million in 8% Senior Notes outstanding. The Notes were redeemed at a 4% premium of the outstanding aggregate principal amount, which was approximately $0.1 million, plus accrued and unpaid interest thereon until the redemption date. We did not incur any early termination penalties in connection with the redemption of the 8% Senior Notes beyond the 4% redemption premium.

Interest Rate Swaps

During the second half of 2007, we entered into four interest rate swap agreements, each with a notional amount of $50.0 million. As of June 30, 2008, all of the interest rate swaps were in designated hedging relationships against the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. One of the interest rate swaps matures on December 31, 2008; two mature on September 30, 2009; and one matures on December 31, 2009.

Contractual Obligations

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We had $5.0 million outstanding at June 30, 2008 under our Revolving Facility, which was repaid in July 2008.

We have other commitments in the form of letters of credit of $4.6 million aggregate face value, which expire on or before March 31, 2009.

In the event we issue rated debt instruments in the future, a change in the rating of such instruments would not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of July 2007, our senior debt ratings from Moody’s and Standard and Poor’s was Ba3 and BB, respectively.

In January 2008, we liquidated $15.4 million in available for sale securities. On May 15, 2008, we redeemed all of the $2.6 million in 8% Senior Notes outstanding. During the first six months of 2008, we paid $6.2 million in dividends on our common stock. On August 6, 2008 our Board of Directors declared a cash dividend of $0.07 per share of common stock, payable on September 10, 2008, to stockholders of record on August 18, 2008. We redeemed the debt and paid the dividend out of our existing cash balance. We may also access our revolving line of credit for a short period of time in order to make payments, should it be necessary to do so. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on such factors as available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 2.9:1 at June 30, 2008.

Contingencies and Other

We are involved in several legal proceedings, including ordinary and routine legal proceedings incidental to our business. See Note 16, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements for a description of certain of these proceedings, including a description of the derivative litigation. The result of any legal proceedings is inherently unpredictable. However, management believes that the outcome of all such proceedings will not have a material adverse effect on the our long-term consolidated financial position, liquidity or results of operations, though the ultimate outcome of any of such matters could be material to our operating results in any given period in which costs or awards, if any, are recognized or otherwise determined.

As of and for the six months ended June 30, 2008, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level 2 inputs are inputs, other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Recent Accounting Developments

See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” to the condensed consolidated financial statements, contained elsewhere in this Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $248.8 million at June 30, 2008. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions at June 30, 2008. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$728
+50	364
-50	(364)
-100	(728)

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses in internal control over financial reporting as it relates to the accounting for income taxes and cash and cash equivalents and available for sale securities, which are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the first half of 2008, the Company added personnel to its tax department who possess subject matter expertise and experience and also enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP. The Company has also intensified its review of amounts associated with the reporting of income taxes, cash and cash equivalents, and available for sale securities to include multiple levels of management.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the six months ended June 30, 2008.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Stockholders was held May 21, 2008. As of the April 7, 2008 record date for the meeting, there were 44,191,939 shares issued and outstanding and entitled to vote. At the meeting, 42,769,608 shares were present in person or by proxy, constituting approximately 96.78% of the shares entitled to vote.

b)	At the meeting, directors David A. Bell, Beverly C. Chell, Daniel T. Ciporin, Meyer Feldberg, Perry Golkin, H. John Greeniaus, Dean B. Nelson, Kevin J. Smith and Thomas C. Uger were elected.

c)	Set forth below is a description of the items that were voted upon at the meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as applicable, as to each such matter and director.

Election of Directors

Nine directors were elected at the meeting and the shares voted and withheld for each director were as follows:

	Number of Shares Voted for	Number of Shares Withheld
David A. Bell	41,772,813	996,795
Beverly C. Chell	37,382,504	5,387,104
Daniel T. Ciporin	41,772,780	996,828
Meyer Feldberg	41,654,697	1,114,911
Perry Golkin	38,129,037	4,640,571
H. John Greeniaus	41,772,751	996,857
Dean B. Nelson	42,703,610	65,998
Kevin J. Smith	41,773,162	996,446
Thomas C. Uger	38,114,261	4,655,347

Ratification of Independent Auditors

The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2008 was ratified with 42,449,694 votes for, 195,349 votes against and 124,565 votes abstaining.

Item 6.	EXHIBITS

(a)

Exhibit Number	Description
†10.1	Form of Restricted Stock Award Agreement for Employees. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.2	Form of Incentive Stock Option Agreement for Employees. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.3	Form of Nonqualified Stock Option Agreement for Non-Employee Directors. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.4	Separation and Release Agreement, dated as of May 27, 2008, between Robert Metz and PRIMEDIA Inc. (*)

Exhibit Number	Description
31.1	Certification by Charles J. Stubbs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Charles J. Stubbs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

†	Executive contract or compensation plan or arrangement
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date: August 8, 2008	/S/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/S/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)