Form 10-Q
period 2008-09-30
PRIMEDIA INC
filed 2008-11-07
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 3, 2008
Common Stock, par value $0.01 per share	44,188,810

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$23,370	$14,709
Available for sale securities	—	15,425
Accounts receivable (net of allowance for doubtful accounts of $1,415 and $1,271 at September 30, 2008 and December 31, 2007, respectively)	28,556	27,692
Inventories	1,561	742
Prepaid expenses and other	9,963	8,155
Assets of businesses held for sale	—	5,793

Total current assets	63,450	72,516

Property and equipment (net of accumulated depreciation and amortization of $79,935 and $82,760 at September 30, 2008 and December 31, 2007, respectively)	17,334	18,424
Intangible assets, net	24,464	26,426
Goodwill	129,305	129,286
Other non-current assets	35,153	10,212

Total assets	$269,706	$256,864

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$10,766	$14,174
Accrued expenses and other	37,962	48,991
Deferred revenue	1,918	1,942
Revolving credit facility	13,200	—
Current maturities of long-term debt and capital lease obligations	3,101	5,262
Liabilities of businesses held for sale	—	2,484

Total current liabilities	66,947	72,853

Long-term debt	246,268	247,575
Deferred revenue	9,775	11,050
Deferred income taxes	13,853	12,264
Other non-current liabilities	56,813	56,947

Total liabilities	393,656	400,689

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,582,077 and 45,572,518 shares issued at September 30, 2008 and December 31, 2007, respectively; 44,175,009 and 44,165,450 shares outstanding at September 30, 2008 and December 31, 2007, respectively	455	455
Additional paid-in capital (including warrants of $31,690 at September 30, 2008 and December 31, 2007)	2,371,821	2,370,428
Accumulated deficit	(2,418,498)	(2,436,719)
Common stock in treasury, at cost (1,407,068 shares at September 30, 2008 and December 31, 2007)	(75,877)	(75,877)
Accumulated other comprehensive loss	(1,851)	(2,112)

Total stockholders’ deficiency	(123,950)	(143,825)

Total liabilities and stockholders’ deficiency	$269,706	$256,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$62,932	$65,483
Distribution	13,482	14,773

Total revenue, net	76,414	80,256

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	6,377	7,427
Marketing and selling	17,926	21,169
Distribution and circulation	21,491	21,819
General and administrative expenses	10,964	15,395
Other general expenses	1,617	1,621
Depreciation and amortization of property and equipment	3,774	3,205
Amortization of intangible assets	636	1,070
Provision for restructuring costs	202	6,578

Operating income	13,427	1,972

Other income (expense):
Interest expense	(4,741)	(13,982)
Amortization of deferred financing costs	(224)	(349)
Other income (expense), net	314	(45,212)

Income (loss) from continuing operations before (provision) benefit for income taxes	8,776	(57,571)
(Provision) benefit for income taxes	(128)	21,214

Income (loss) from continuing operations	8,648	(36,357)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax of $588 and $442,501 in 2008 and 2007, respectively)	3,312	430,109

Net income	$11,960	$393,752

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.20	$(0.82)
Discontinued operations	0.07	9.74

Net income	$0.27	$8.92

Dividends declared per share of common stock outstanding	$0.07	$2.15

Weighted-average basic shares of common stock outstanding	44,175,009	44,137,802

Weighted-average diluted shares of common stock outstanding	44,188,562	44,137,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$189,481	$192,579
Distribution	41,215	43,088

Total revenue, net	230,696	235,667

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	20,137	22,104
Marketing and selling	57,543	62,917
Distribution and circulation	64,106	62,620
General and administrative expenses	38,526	44,027
Other general expenses	4,868	4,441
Depreciation and amortization of property and equipment	10,389	9,310
Amortization of intangible assets	2,043	2,663
Provision for restructuring costs	1,898	9,181

Operating income	31,186	18,404

Other income (expense):
Interest expense	(14,599)	(72,093)
Amortization of deferred financing costs	(697)	(1,517)
Other income (expense), net	843	(41,304)

Income (loss) from continuing operations before (provision) benefit for income taxes	16,733	(96,510)
(Provision) benefit for income taxes	(2,397)	35,869

Income (loss) from continuing operations	14,336	(60,641)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax of $2,052 and $483,761 in 2008 and 2007, respectively)	13,151	564,720

Net income	$27,487	$504,079

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.32	$(1.37)
Discontinued operations	0.30	12.80

Net income	$0.62	$11.43

Dividends declared per share of common stock outstanding	$0.21	$2.15

Weighted-average basic shares of common stock outstanding	44,173,820	44,107,607

Weighted-average diluted shares of common stock outstanding	44,193,870	44,107,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Nine Months Ended September 30, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at December 31, 2007	45,572,518	$455	$2,370,428	$(2,436,719)	$(75,877)	$(2,112)	$(143,825)
Comprehensive income:
Net income	—	—	—	27,487	—	—	27,487
Other comprehensive income
Change in unrealized net gains and losses on cash flow hedges	—	—	—	—	—	261	261

Total comprehensive income							27,748
Non-cash charges for stock-based compensation	—	—	1,350	—	—	—	1,350
Issuances of common stock, net	9,559	—	43	—	—	—	43
Cash dividends declared per share of common stock ($0.21 per share)	—	—	—	(9,266)	—	—	(9,266)

Balance at September 30, 2008	45,582,077	$455	$2,371,821	$(2,418,498)	$(75,877)	$(1,851)	$(123,950)

Total comprehensive income for the three months ended September 30, 2008 and 2007 was $12.9 million and $393.8 million, respectively.

Total comprehensive income for the nine months ended September 30, 2007 was $504.1 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
		(As restated; see Note 1)
Operating activities:
Net income	$27,487	$504,079
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sales of businesses, net	(2,052)	(483,761)
Deferred income taxes	1,589	(60,043)
Loss on redemption of debt	103	44,339
Other, net	18,822	29,618
Changes in operating assets and liabilities	(46,269)	(68,032)

Net cash used in operating activities	(320)	(33,800)

Investing activities:
Purchases of available for sale securities	—	(194,800)
Proceeds from sales of available for sale securities	15,425	164,800
Payments for equity investments	(14)	—
Additions to property and equipment	(7,884)	(15,785)
Proceeds from sales of businesses	2,369	1,352,626
Payments related to the sale of businesses	—	(20,816)
Payments for businesses acquired, net of cash acquired	—	(34,129)

Net cash provided by investing activities	9,896	1,251,896

Financing activities:
Payment of dividends on common stock	(9,266)	(95,010)
Net borrowings under revolving credit facility	13,200	—
Borrowings under credit agreements	—	282,800
Repayments of borrowings under credit agreements	(1,875)	(528,800)
Capital lease payments	(338)	(696)
Payments for redemption of senior notes	(2,679)	(859,735)
Deferred financing costs paid	—	(6,263)
Proceeds from issuances of common stock, net	43	718
Other	—	(114)

Net cash used in financing activities	(915)	(1,207,100)

Increase in cash and cash equivalents	8,661	10,996
Cash and cash equivalents, beginning of period	14,709	5,828

Cash and cash equivalents, end of period	$23,370	$16,824

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$14,594	$84,417

Cash paid for income taxes, net of refunds received	$11,383	$17,627

Cash paid for restructuring costs, net of sublease receipts	$5,965	$7,516

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$1,321	$—

Businesses acquired:
Fair value of assets acquired	$—	$34,435
(Liabilities assumed) net of deferred purchase price payments	—	(306)

Payments for businesses acquired, net of cash acquired	$—	$34,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2008 and December 31, 2007, the results of consolidated operations of the Company for the three and nine months ended September 30, 2008 and 2007, consolidated changes in stockholders’ deficiency of the Company for the nine months ended September 30, 2008, and consolidated cash flows of the Company for the nine months ended September 30, 2008 and 2007. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K”). All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2007, which are included in the 10-K. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for a full year. Certain amounts in the prior period’s condensed consolidated statement of operations and related notes have been reclassified due to discontinued operations to conform to the presentation for the three and nine months ended September 30, 2008.

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

SFAS No. 161 amends existing disclosure requirements to provide users of financial statements with an enhanced understanding of:

•	How and why an entity uses derivative financial instruments;

•	How derivative financial instruments and related hedged items are accounted for; and

•	How derivative financial instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative financial instruments, quantitative disclosures about fair value amounts of and gains and losses on derivative financial instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

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

FASB Staff Position 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset with a finite useful life. Rather than considering legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost, FSP FAS 142-3 requires an entity to use, among other factors, its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, in determining the useful life of the asset. If an entity does not have its own historical experience, it should consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for any identified entity-specific factors.

FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. This FSP must be applied prospectively as of the beginning of the year of adoption, to all intangible assets acquired after the effective date. The Company does not presently expect this FSP will have a material impact on its financial condition, results of operations or cash flows.

Correction of Error

Subsequent to the issuance of the its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, the Company discovered an error in its reporting of cash and cash equivalents and available for sale securities in its condensed consolidated balance sheet and of cash flows from investing activities and net increase in cash and cash equivalents in its condensed consolidated statement of cash flows due to the inclusion of auction rate securities as a cash equivalent. This error had no impact on the Company’s condensed consolidated statement of operations or cash flows from operating activities for any period.

The error resulted in an overstatement of cash and cash equivalents and a corresponding understatement of available for sale securities as of September 30, 2007. The error also resulted in an understatement of purchases of available for sale securities and proceeds from sales of available for sale securities during the nine months ended September 30, 2007. Additionally, the error resulted in an overstatement of net cash provided by investing activities and increase in cash and cash equivalents for the nine months ended September 30, 2007.

A summary of the effects of the correction of these errors is as follows (dollars in thousands):

	As Previously Reported	Correction Adjustment	As Corrected
BALANCE SHEET
Cash and cash equivalents	$46,824	$(30,000)	$16,824
Available for sale securities	—	30,000	30,000
STATEMENT OF CASH FLOWS
Purchases of available for sale securities	$—	$(194,800)	$(194,800)
Proceeds from sales of available for sale securities	—	164,800	164,800
Net cash provided by investing activities	1,281,896	(30,000)	1,251,896
Increase in cash and cash equivalents	40,996	(30,000)	10,996
Cash and cash equivalents, end of period	46,824	(30,000)	16,824

The condensed consolidated financial statements have been corrected consistent with the “As Corrected” amounts above.

Note 2. Divestitures

The Company has classified the results of divested entities as of September 30, 2008 as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, part of the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170.0 million in cash. The transaction was completed in January 2007 and resulted in a gain of $57.5 million.

In the fourth quarter of 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools; Films Media Group, a source of educational video; and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sale of Channel One, and the Company recorded a loss of $7.1 million, of which $5.0 million was recorded during the first quarter of 2007, and completed the sale of Films Media Group for a net gain of $0.2 million. During the first quarter of 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare for approximately $0.2 million, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million. The assets and liabilities of PRIMEDIA Healthcare are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

In February 2007, the Company announced its intent to explore the sale of its Enthusiast Media segment, and on August 1, 2007, it completed the sale for $1,177.9 million, resulting in an estimated gain of approximately $461.4 million. The Company applied the net proceeds from the sale to pay down debt. During the third quarter of 2008, final adjustments to the net proceeds from the sale were settled and resulted in an additional gain of $0.6 million, which was recorded in discontinued operations.

In the fourth quarter of 2007, the Company classified the results of operations of its Auto Guides division as discontinued operations due to its intent to dispose of the Auto Guides division by June 2008. During the second quarter of 2008, the Company sold certain assets and liabilities of its Auto Guides division for approximately $2.1 million, resulting in an estimated gain of approximately $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.6 million. The Company recorded an additional loss on disposal of assets of $0.2 million related to the Auto Guides division in the third quarter of 2008. The assets and liabilities of the Auto Guides division are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

The operating results of all of these operations have been classified as discontinued operations for all periods presented.

Total revenue, net and income (loss) before (provision) benefit from income taxes included in discontinued operations for the three and nine months ended September 30, 2008 and 2007 in the condensed consolidated statement of operations are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue, net	$—	$55,729	$3,353	$353,752

Income (loss) before (provision) benefit for income taxes (1)	$(1,653)	$8,316	$(4,513)	$57,198

(1)	Income (loss) before (provision) benefit from income taxes above excludes gain on sale of businesses.

The gain on sale of businesses, net of tax, was $0.6 million and $442.5 million for the three months ended September 30, 2008 and 2007, respectively. The gain on sale of businesses, net of tax, was $2.1 million and $483.8 million for the nine months ended September 30, 2008 and 2007, respectively.

During the first nine months of 2008, the Company recorded a gain, net of tax of $1.4 million related to the sale of the Auto Guides division, $0.1 million related to the sale of PRIMEDIA Healthcare, as well as the $0.6 million discussed above related to the final adjustment to the net proceeds from the sale of the Enthusiast Media segment.

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

During first nine months of 2008, the Company recognized a tax benefit of $14.8 million in discontinued operations as a result of its ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the nine months ended September 30, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to the Company’s valuation allowance, are possible as estimations regarding 2008 taxable income change. The Company also recognized a tax benefit of $5.1 million in discontinued operations during the first nine months of 2008, primarily as a result of changes in its estimate of its ability to utilize certain NOLs to offset 2007 taxable income.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of December 31, 2007 have been classified as held for sale in the condensed consolidated balance sheet. As of December 31, 2007, businesses held for sale represent the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division. As of September 30, 2008, there were no assets and liabilities of businesses held for sale.

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

During the nine months ended September 30, 2007, the Company made two small acquisitions totaling approximately $1.5 million. In addition, during the same period, the Company made approximately $8.6 million in other payments relating to prior year acquisitions.

Note 4. Available for Sale Securities

As of September 30, 2008, the Company had no available for sale securities. During the first quarter of 2008, the Company sold all of its available for sale securities with no realized gain or loss.

As of December 31, 2007, the amortized cost and fair value of available for sale securities, with gross unrealized gains and losses, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Auction rate securities	$15,425	$—	$—	$15,425

Total available for sale securities	$15,425	$—	$—	$15,425

Note 5. Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	September 30, 2008			December 31, 2007(1)
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Membership, subscriber and customer lists	4	$34	$34	$—	$34	$34	$—
Advertiser lists	12	94,454	77,236	17,218	94,454	75,615	18,839
Other	8	6,170	5,393	777	6,170	5,052	1,118

		$100,658	$82,663	$17,995	$100,658	$80,701	$19,957

(1)	Excluding intangible assets classified as assets held for sale (see Note 2).

Intangible assets not subject to amortization had a carrying value of $6.5 million as of September 30, 2008 and December 31, 2007 and consisted of trademarks. Amortization expense for other intangible assets still subject to amortization was $0.6 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. Amortization expense for other intangibles assets still subject to amortization was $2.0 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 6. Fair Value Measurements of Financial Assets and Liabilities

The Company’s financial assets and liabilities that have recurring measurements as of September 30, 2008 are shown below together with the level within the fair value hierarchy they fall:

Description	September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instruments (liability)	$2,166	$—	$2,166	$—

Total	$2,166	$—	$2,166	$—

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

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments, which amount to less than $0.1 million in the aggregate, are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

Note 7. Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$9,941	$15,658
Taxes	11,180	15,829
Rent and lease liabilities	4,673	1,921
Professional fees	3,284	1,120
Divestiture reserves	—	5,061
Other	8,884	9,402

	$37,962	$48,991

Note 8. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Term Loan under bank credit facilities	$248,125	$250,000
8% Senior Notes Due 2013	—	2,576

	248,125	252,576
Obligation under capital leases	1,244	261

	249,369	252,837
Less: Current maturities of long-term debt	3,101	5,262

	$246,268	$247,575

Bank Credit Facilities

The bank credit facilities consisted of the following as of September 30, 2008:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities	$100,000	$248,125	$348,125
Borrowings outstanding	(13,200)	(248,125)	(261,325)
Letters of credit outstanding	(3,834)	—	(3,834)

Unused bank commitments	$82,966	$—	$82,966

On September 16, 2008, the Company borrowed $13.2 million against its revolving credit facility. At September 30, 2008, the remaining availability under the revolving credit facility is approximately $71.0 million, which also reflects outstanding letters of credit and a reduction in available borrowing capacity resulting from the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Inc. (“Lehman”), a participating lender in PRIMEDIA’s $100.0 million revolving credit facility. Lehman’s commitment under the revolving credit facility is $12.0 million.

During the third quarter of 2007, the Company repaid all $492.5 million in principal of its existing term loan at June 30, 2007, redeemed all $410.0 million in principal of its 8  7/8% Senior Notes due 2011, redeemed $292.2 million in principal of its 8% Senior Notes due 2013 (the “8% Senior Notes”), redeemed all $122.5 million in principal of its Senior Floating Rate Notes due 2010 and paid approximately $16.0 million of accrued interest on its 8% Senior Notes. The Company recorded a loss on debt redemptions of $44.3 million for the three and nine months ended September 30, 2007, which was comprised of the following (dollars in thousands):

	Debt Instrument				Total
	8 7/8% Senior Notes due 2011	8% Senior Notes due 2013	Senior Floating Rate Notes due 2010	Bank Credit Facilities
Principal redeemed	$410,015	$292,214	$122,500	$492,500	$1,317,229
Redemption price	422,340	309,121	126,175	492,500	1,350,136

Premium paid	12,325	16,907	3,675	—	32,907
Write-off of deferred financing fees	3,200	3,426	1,107	993	8,726
Write-off of original issue discount	2,706	—	—	—	2,706

Total loss on redemption	$18,231	$20,333	$4,782	$993	$44,339

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

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of September 30, 2008, this leverage ratio was approximately 3.1 to 1.

Note 9. Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended September 30, 2008 was 1.5% compared to (36.8)% for the three months ended September 30, 2007. For the nine months ended September 30, 2008 the Company’s effective tax rate was 14.3% compared to (37.2)% for the nine months ended September 30, 2007. Total tax expense from continuing operations for the three months ended September 30, 2008 was $0.1 million and $2.4 million for the nine months ended September 30, 2008, comprised of state income tax expense, expense related to the adjustment of FIN 48 reserves for prior years’ uncertain tax positions, expense related to the amortization of indefinite-lived intangible assets and a benefit from adjustment of valuation allowance related to reversal of previously unrecognized deferred tax assets utilized against taxable income.

After consideration of the available evidence, management has determined that it is more likely than not (a likelihood of more than 50%) that all of the Company’s income tax benefit from its net deferred tax assets at September 30, 2008 will not be realized within a relatively short period. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance exceeds the net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the net operating loss carryforward period. However, taxable income in future periods may result in a reduction of the valuation allowance to the extent of the income tax expense on the taxable income.

Approximately $1.4 million of the valuation allowance at September 30, 2008 relates to net deferred tax assets which were recorded in accounting for the previously completed acquisitions of various entities. The recognition of such amount in the future and prior to January 1, 2009 will be allocated to reduce goodwill and other non-current intangible assets. Any subsequent adjustment will be recognized in income.

The Company is currently under audit by the Internal Revenue Service and various state and local taxing authorities. It is possible that one or more of these examinations will be settled during the next twelve months. If any of these settlements do occur within the next twelve months, the Company would make any necessary adjustments to the liability for unrecognized tax benefits. Items that may cause changes to unrecognized tax benefits include the consideration of filing requirements in various states, the allocation of income and expense between tax jurisdictions, changes in tax laws, regulations and other guidance across one or more of many jurisdictions, and audit adjustments. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations or other unforeseen circumstances. On the basis of present information, it is the opinion of the Company’s management that assessments resulting from the current examinations could have a material impact on the Company’s current FIN 48 liability. The statute of limitations in select state and local jurisdictions is expected to expire during the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest, relating to the Company’s expense allocation methodology, of $1.2 million.

The total amount of unrecognized tax benefits as of September 30, 2008 was $86.5 million. The increase of $7.9 million during the nine months ended September 30, 2008, primarily related to the NOL arising from the timing of the Company’s tax basis recovery in tangible assets and changes to prior years’ tax returns. There was a decrease in unrecognized benefit of $14.2 million during the nine months ended September 30, 2008, primarily related to NOLs arising from the timing of the Company’s tax basis recovery in intangible assets, which were divested during the current year. The benefit arising from the net decrease in unrecognized benefit was offset primarily by an increase in valuation allowance due to uncertainty of realization of the NOLs in future periods. Approximately $23.7 million of the $86.5 million in unrecognized benefits would, if recognized, have an impact on the effective income tax rate, while approximately $62.8 million would not. As of September 30, 2008, the Company’s recorded FIN 48 liability was $26.9 million, which included $3.2 million of interest.

During the nine months ended September 30, 2008, the Company recorded a net increase in interest accrued under FIN 48 of $0.8 million, inclusive of amounts related to divestitures, as an increase in income tax expense.

Note 10. Stock-Based Compensation

Stock Options

During the second quarter of 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of options to purchase 0.8 million shares of common stock, at an exercise price of $6.42 per share, granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Option Plan”), to certain of its employees and directors that vest with respect to one-third of the shares underlying such options on each of December 31, 2008, 2009 and 2010.

Restricted Stock

Performance Share Plan

During the second quarter of 2008, the Compensation Committee approved awards of performance-based restricted stock granted under the Stock Option Plan to certain employees of the Company. The restricted stock, targeted at 0.2 million shares, may be earned or forfeited based on the Company’s level of achievement of performance goals for the fiscal year ending December 31, 2008. The restricted stock underlying grants for a particular fiscal year is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, the restricted stock vests on a pro rata basis. Restricted stock that is earned will vest on December 31, 2008, provided the grantee is employed by the Company on the date of determination by the Compensation Committee of the extent to which the performance goal for the fiscal year is achieved.

In addition, in the second quarter of 2008, the Compensation Committee approved awards, under the Stock Option Plan, of performance-based restricted stock, targeted at 0.4 million shares, which may be earned based on the Company’s level of achievement for fiscal years ending December 31, 2009 and 2010. It is expected that the performance targets for these shares will be set at some point during the next two quarters, at which time the awards will be considered granted. No expense for these shares will be recorded prior to the grant date. The performance-based restricted stock is expensed based on the likelihood of the Company achieving the performance targets.

Service Plan

During the second quarter of 2008, the Compensation Committee approved an award of 0.2 million shares of service-based restricted stock granted under the Stock Option Plan to the Company’s Chief Executive Officer (“CEO”). The restricted stock will be earned as long as the CEO remains employed with the Company through certain vesting dates in 2009 and 2010.

Stock-based compensation is expensed over the vesting period, and the expense amounted to $1.1million and less than $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense was $1.4 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 11. Provision for Restructuring Costs

During the second quarter of 2007, the Company’s management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Guides operations and relocate its corporate headquarters from New York to Norcross, Georgia, where its Consumer Guides business is located. The Company completed this plan during the second quarter of 2008. The total cost of the plan was $6.2 million. The final employee-related termination costs were paid in the second quarter of 2008.

During 2008, the Company’s management implemented a plan to streamline its expense structure through the elimination of certain jobs, consolidation of office space and vacating certain leased properties, and termination of certain other contracts. This plan resulted in a charge of $1.0 million and $2.2 million, net of anticipated sublease income, for the three and nine months ended September 30, 2008, respectively. The employee-related termination costs and costs associated with the termination of certain other contracts are expected to be paid through 2009. The Company’s obligations for certain of these leased properties continue through 2015. As a result of the implementation of this plan, the Company has closed 15 office locations of the 54 office locations it intends to close and has terminated a total of 33 employees. The total expected cost of the plan is approximately $8.7 million.

Details of the plans implemented and the related payments during the nine months ended September 30, 2008 and 2007 are presented in the following tables:

	Liability as of January 1, 2008	Net Provision for the Nine Months Ended September 30, 2008	Payments During the Nine Months Ended September 30, 2008	Liability as of September 30, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905	$1,184	$(5,435)	$654
Termination of leases related to office closures and other	20,441	714	(530)	20,625

Total	$25,346	$1,898	$(5,965)	$21,279

	Liability as of January 1, 2007	Net Provision for the Nine Months Ended September 30, 2007	Payments During the Nine Months Ended September 30, 2007	Liability as of September 30, 2007
	(Dollars in thousands)
Employee-related termination costs	$9	$6,372	$(1,866)	$4,515
Termination of leases related to office closures and other	24,684	2,258	(5,308)	21,634
Write-off of leasehold improvements, prepaid rent and lease-related liabilities	—	552	(552)	—

Total	$24,693	$9,182	$(7,726)	$26,149

In addition to the plans implemented in 2008 and 2007, the amounts in termination of leases related to office closures and other include the Company’s remaining liability, pertaining to various restructuring plans initiated in 2006 and prior, related to real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of sublease income amounts. The liability is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments, which are recorded in interest expense, and adjustments that may arise in sublease income.

The Company evaluates the adequacy of its restructuring liability on a quarterly basis, and during the third quarter of 2008, the Company recorded a benefit of $0.9 million, arising primarily from an adjustment to reserves related to revised estimates of future rent expense and sublease income for offices closed in 2007 and prior.

Liabilities of $3.7 million and $5.5 million representing the current portion of the provision for restructuring costs are included in accrued expenses and other on the condensed consolidated balance sheet as of September 30, 2008 and December 31, 2007, respectively. Liabilities of $17.6 million and $19.8 million representing the non-current portion of the provision for restructuring costs are included in other non-current liabilities on the condensed consolidated balance sheet as of September 30, 2008 and December 31, 2007, respectively.

Note 12. Severance

Effective April 25, 2008, the Company’s then President and CEO tendered his resignation. In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause. The Company accrued compensation expense of $1.4 million in the second quarter of 2008 representing amounts payable to him through the fourth quarter of 2009.

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three and nine months ended September 30, 2008 and 2007 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Income (loss) from continuing operations	$8,648	$(36,357)	$14,336	$(60,641)
Discontinued operations, net of tax	3,312	430,109	13,151	564,720

Net income	$11,960	$393,752	$27,487	$504,079

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,175,009	44,137,802	44,173,820	44,107,607
Dilutive effect of:
Unvested restricted stock	13,553	—	15,937	—
Warrants	—	—	4,113	—

Weighted-average shares used in diluted computation	44,188,562	44,137,802	44,193,870	44,107,607

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.20	$(0.82)	$0.32	$(1.37)
Discontinued operations	0.07	9.74	0.30	12.80

Net income	$0.27	$8.92	$0.62	$11.43

The securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants as of September 30, 2008 and 2007 and 4.0 million and 3.0 million stock options and unvested shares of restricted stock as of September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, potentially dilutive securities, including 3.6 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would have been anti-dilutive. An additional 0.4 million unvested shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2008 because the performance criteria had not been met as of September 30, 2008 or the calculation under the treasury stock method resulted in no additional dilutive shares. For the three and nine months ended September 30, 2007, potentially dilutive securities were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 14. Other Comprehensive Gain

Other comprehensive gain was represented by unrealized gains on cash flow hedges as follows:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended September 30, 2008

Net unrealized gains on cash flow hedges	$933	$—	$933

Other comprehensive gain	$933	$—	$933

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Nine Months Ended September 30, 2008

Net unrealized gains on cash flow hedges	$261	$—	$261

Other comprehensive gain	$261	$—	$261

There were no components of other comprehensive income during the three and nine months ended September 30, 2007.

Note 15. Derivative Financial Instruments

The following is a summary of the Company’s derivative financial instrument positions, all of which were designated in effective cash flow hedging relationships:

	September 30, 2008			December 31, 2007
	Notional Value	Derivative Asset	Derivative Liability	Notional Value	Derivative Asset	Derivative Liability
	(Dollars in thousands)
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$200,000	$—	$2,166	$200,000	$—	$2,427

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an adjustment to interest expense during the three and nine months ended September 30, 2008 was less than $0.1 million. The Company had no derivative financial instruments during the nine months ended September 30, 2007. Derivative liabilities are included in accrued expenses and other or other non-current liabilities on the condensed consolidated balance sheet, depending upon the maturity date of the derivative financial instrument.

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

Workplace Learning

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). During 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability and recorded a liability for the fair value of the lease payments, net of sublease income, related to its secondary liability on the lease payments. Furthermore, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved for its $10.0 million receivable from the third party. The Company commenced a lawsuit to collect on the Guaranty, and on October 14, 2008, the Company’s motion for summary judgment against the third-party guarantor was granted unopposed. The Company continues to exercise all available legal remedies against the third-party guarantor, including taking steps to secure entry and enforcement of such judgment, and to fulfill its secondary obligation regarding the Workplace Learning leases.

As of December 31, 2007, the satellite time lease had expired. As of September 30, 2008, the Company has recorded a total liability of $11.4 million for the fair value of the future lease payments, net of estimated sublease income, in the condensed consolidated balance sheet. Each month, the Company’s liability is reduced either by fulfilling its secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for the Company. During the three and nine months ended September 30, 2008, as a result of the assignee’s performance, the Company recorded $0.7 million and $2.6 million in income, respectively. The amounts are included in discontinued operations.

On October 19, 2008, the assignee of the building lease and a related entity filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas. That proceeding is at an early stage, and the ultimate outcome of the proceeding, including the full effect on the Company’s secondary liability as assignor of the building lease, and the Company’s recovery, if any, on claims that the Company may have against the assignee, is uncertain.

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

Note 17. Subsequent Events

Annuity Obligation

As a result of the death of one of PRIMEDIA’s former CEOs in October 2008, the Company was relieved of any further annuity obligation due to him. As of September 30, 2008, the Company had accrued approximately $2.6 million for this obligation, which will be reversed as a reduction to compensation expense in the fourth quarter of 2008.

Cash Dividend Declared

On November 5, 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on December 11, 2008 to stockholders of record on November 19, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Form 10-Q, which we refer to as this “Report” the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires.

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

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, related adverse trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic initiatives; the demand by customers for our premium services; expenses of or adverse results from litigation; increases in fuel and paper costs; the inability to maintain the New York Stock Exchange’s continued listing standards for our common stock; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and results of operations during the three and nine months ended September 30, 2008 and 2007 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

We are a leading provider of advertising-supported consumer guides, primarily for the apartment leasing and new home sectors of the residential real estate industry. Our guides are provided free of charge to end users. During the first nine months of 2008, we distributed approximately 17.9 million of our print guides to approximately 53,000 U.S. locations through our proprietary distribution network, DistribuTech. While DistribuTech exists primarily to facilitate the distribution of our print guides, it also provides distribution services to approximately 3,000 third-party publications. Our principle digital assets include the websites associated with our print publications, as well as Rentals.com, our single unit real estate rental product line.

2008 Business Trends and Outlook

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

Weakness in the new home sales sector has continued in 2008, and we intend to continue prudently managing our cost structure to operate our New Homes division as efficiently as possible. We believe pressure in this business will continue to increase over the near term and remain challenging for the foreseeable future. During the first quarter, we suspended the publication of our Atlanta Professional Home Guide. It may be necessary to suspend additional publications, if conditions worsen.

Our distribution function continues to be impacted by higher retail display allowance expenses due to expansion of retail locations in 2007 and by lost revenue from third-party customers who publish free print publications, particularly those within the resale home and automotive sectors, who are scaling back or ceasing operations. We do not publish any products for either of these sectors. We will continue to focus on diversifying our customer base and further optimizing our distribution network by eliminating retail locations that are not sufficiently accretive to our revenue.

Transition Plan

We have transitioned our corporate headquarters from New York to Norcross, Georgia. We continued to utilize certain of our New York-based functions and incur their associated costs through the second quarter of 2008.

Internal Control Over Financial Reporting

As is more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that, as of December 31, 2007, there were material weaknesses in internal control over financial reporting as it relates to our accounting for income taxes and cash and cash equivalents and available for sale securities.

As of September 30, 2008, we do not believe the material weakness related to our accounting for income taxes has been remediated, but we are actively engaged in the implementation of remediation efforts. We have added personnel to our tax department who possess subject matter expertise and experience and have enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with accounting principles generally accepted in the U.S. (“GAAP”). As a result of the implementation of these changes, management believes the Company’s internal control over financial reporting as it relates to the accounting for income taxes is suitably designed and that the Company’s consolidated financial statements are fairly stated, in all material respects, as of and for the three and nine months ended September 30, 2008. Management is continuing to collect evidence of the effective operation of the internal control over financial reporting as it relates to accounting for income taxes before reaching a conclusion on whether the material weakness has been remediated.

Until this material weakness is remediated, it is reasonably possible that it could result in a material misstatement of the provision for income taxes and the related income tax balances in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

During the third quarter of 2008, we also completed the design and implementation of controls to ensure the proper presentation and disclosure of available for sale securities on our consolidated balance sheet and statement of cash flows. Enhancements included an update to the investment policy, better communication within the organization regarding investment transactions and an increased level of review for investment transactions. As a result of these changes, we have remediated the material weakness in internal control over financial reporting as it relates to the accounting for cash and cash equivalents and available for sale securities.

Note 1 to the condensed consolidated financial statements describes the impact on our condensed consolidated financial statements for the nine months ended September 30, 2007 of errors resulting from the material weakness in internal control over financial reporting as it relates to accounting for cash and cash equivalents and available for sale securities.

Three Months Ended September 30, 2008 Summary Consolidated Results

•

Total revenue, net decreased 4.8% year-over-year, reflecting an 8.7% decrease in distribution revenue and a 28.8% decrease in advertising revenue from New Homes, partially offset by a 2.3% increase in advertising revenue from Apartments.

•	Operating income increased 580.9% year-over-year due to:

•

A decrease in general and administrative expense of 28.8% due to a number of factors, the largest of which related to the completion of the transition of our headquarters from New York to Norcross during the second quarter of 2008;

•	A decrease in marketing and selling expenses of 15.3%, resulting largely from a reduction in the number of employees; and

•	A decrease in restructuring costs of 96.9% due to the completion of the restructuring plan to transition our corporate headquarters from New York to Norcross during the second quarter of 2008.

•

Net income decreased by $381.8 million due to the third quarter 2007 gain on the sale of Enthusiast Media segment, partially offset by $44.3 million in costs associated with debt redemptions during the third quarter of 2007.

Nine Months Ended September 30, 2008 Summary Consolidated Results

•

Total revenue, net decreased 2.1% year-over-year, reflecting a 4.3% decrease in distribution revenue and a 17.4% decrease in advertising revenue from New Homes, partially offset by a 2.3% increase in advertising revenue from Apartments.

•	Operating income increased 69.5% year-over-year due to:

•

A decrease in general and administrative expenses of 12.5% due to a number of factors, the largest of which related to the completion of the transition of our headquarters from New York to Norcross during the second quarter of 2008;

•	A decrease in marketing and selling expenses of 8.5%, resulting largely from a reduction in the number of employees; and

•	A decrease in restructuring costs of 79.3% due to the completion of the restructuring plan to transition our corporate headquarters from New York to Norcross.

•

Net income decreased $476.6 million, primarily due to the 2007 gain on the sale of our Enthusiast Media segment and the Outdoors Group, part of our Enthusiast Media segment, partially offset by a reduction in interest expense from our lower average debt level.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated Results

Revenue, Net

	For the Three Months Ended September 30,		$ Change Favorable/	% Change Favorable/
Revenue Component	2008	2007	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Apartments	$53,621	$52,412	$1,209	2.3%
New Homes	9,311	13,071	(3,760)	(28.8)

Total advertising revenue	62,932	65,483	(2,551)	(3.9)
Distribution	13,482	14,773	(1,291)	(8.7)

Total revenue, net	$76,414	$80,256	$(3,842)	(4.8)%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 85.2% of advertising revenue during the three months ended September 30, 2008, experienced an increase in revenue of 2.3% compared to the same period in 2007, primarily due to a 2.9% increase in apartment communities that we serve and a 0.1% increase in revenue per community served.

Apartments continues to benefit from our actions to strengthen client relationships and provide value-added online enhancements, including tools to better track results and demonstrate our effectiveness in generating customer leads. During the three months ended September 30, 2008, the number of communities served by Apartment Guide increased due to continuing improvements in sales execution, as well as promotional offerings designed to attract additional apartment communities.

New Homes

The New Home Guide and NewHomeGuide.com business, representing approximately 14.8% of advertising revenue during the three months ended September 30, 2008, decreased 28.8% compared to the same period in 2007. The decrease in revenue was primarily due to a 26.4% decrease in new home communities served and a 3.3% decrease in revenue per community served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders continued to cause further pressure in the third quarter of 2008, as the challenging mortgage environment and declining home prices worsened. We believe pressure in this business will continue to increase over the near term and remain challenging for the foreseeable future. In response to this environment, in January 2008, we suspended publication of our Atlanta Professional Home Guide.

Distribution Revenue

Distribution revenue decreased by 8.7% during the three months ended September 30, 2008 compared to the same period in 2007. We achieved a 0.2% increase in the number of pockets sold in our display racks; however, this growth was more than offset by an 8.9% decrease in the average revenue per pocket due to softness in demand. While our distribution revenue decreased, our distribution costs decreased slightly as a result of renegotiations of certain contracts with retailers related to our retail display allowances in the third quarter of 2008. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home and automotive sectors scaling back or ceasing operations.

Operating Expenses

	For the Three Months Ended September 30,		$ Change (Favorable)/	% Change (Favorable)/
Other Expenses Component	2008	2007	Unfavorable	Unfavorable
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$6,377	$7,427	$(1,050)	(14.1)%
Marketing and selling	17,926	21,169	(3,243)	(15.3)
Distribution and circulation	21,491	21,819	(328)	(1.5)
General and administrative expenses	10,964	15,395	(4,431)	(28.8)
Other general expenses	1,617	1,621	(4)	(0.2)
Depreciation and amortization of property and equipment	3,774	3,205	569	17.8
Amortization of intangible assets	636	1,070	(434)	(40.6)
Provision for restructuring costs	202	6,578	(6,376)	(96.9)

Total operating expenses	$62,987	$78,284	$(15,297)	(19.5)%

The decrease in operating expenses was primarily due to decreases in marketing and selling, general and administrative expenses, cost of goods sold and provision for restructuring costs.

The decrease in marketing and selling expense was due to a number of factors, including a reduction of approximately 90 employees, compared to the prior year, resulting in a $2.0 million reduction in expense and a $1.0 million reduction in marketing activities.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $5.9 million, resulting from the completion of the relocation of our headquarters from New York to Norcross during the second quarter of 2008, offset by an increase of $0.3 million in bad debt expense, additional relocation expenses incurred for our new Chief Executive Officer (“CEO”) of approximately $0.4 million and additional stock-based compensation expense of $0.8 million.

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in both paper size and weight, as well as distribution optimization.

The provision for restructuring costs was lower due to a decrease of $4.1 million in severance expense for positions that were eliminated and a decrease of $1.3 million in lease-related expenses, primarily resulting from the completion of the relocation of our headquarters from New York to Norcross, as well as a $0.9 million benefit in 2008, arising primarily from an adjustment to reserves related to revised estimates of future rent expense and sublease income for offices closed in 2007 and prior.

Other Expenses

	For the Three Months Ended September 30,		$ Change Favorable/	% Change Favorable/
Other Expense Component	2008	2007	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Interest expense	$(4,741)	$(13,982)	$9,241	66.1%
Amortization of deferred financing costs	(224)	(349)	125	35.8
Other income (expense), net	314	(45,212)	45,526	100.7

Total other expenses	$(4,651)	$(59,543)	$54,892	92.2%

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes due 2013 (the “8% Senior Notes”) and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. During the second quarter of 2008, we also redeemed all of the $2.6 million in principal of our 8% Senior Notes. The decrease was partially offset by borrowings under our revolving credit facility of $5.0 million, repaid in July 2008, and of $13.2 million in September 2008.

In connection with the 2007 debt redemptions, we recorded a loss of $44.3 million, including the write-off of deferred financing fees and original issue discount.

Discontinued Operations

In accordance with GAAP, we have classified the operating results of our divested entities as of September 30, 2008 as discontinued operations in the condensed consolidated statement of operations for all periods presented.

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

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division by June 2008. During the second quarter of 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in an estimated gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.6 million. We recorded an additional loss on disposal of assets of $0.2 million related to the Auto Guides division in the third quarter of 2008. The assets and liabilities of the Auto Guides division are included in assets and liabilities of businesses held for sale in the condensed consolidated balance sheet as of December 31, 2007.

There was no revenue related to discontinued operations for the three months ended September 30, 2008. Discontinued operations for the three months ended September 30, 2007 includes revenue of $55.7 million. Income (loss) before income taxes excluding the gain (loss) on sale of businesses for the three months ended September 30, 2008 and 2007 was $(1.7) million and $8.3 million, respectively. We recorded a $0.6 million gain related to a working capital settlement during the third quarter of 2008 related to the sale of the Enthusiast Media segment in 2007. The gain on sale of businesses, net of tax, was $0.6 million and $442.5 million for the three months ended September 30, 2008 and 2007, respectively.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. During 2006, we made payments on behalf of Workplace Learning pursuant to our secondary liability, and we recorded a liability for the fair value of the lease payments, net of sublease income, related to our secondary liability on the lease payments. As of December 31, 2007, the satellite time lease had expired. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the three months ended September 30, 2008 and 2007, as a result of the assignee’s performance, we recorded $0.7 million and $1.9 million in income, respectively, which is included in discontinued operations.

During the three months ended September 30, 2008, we recognized a tax benefit of $3.0 million in discontinued operations, primarily as a result of our ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the nine months ended September 30, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to our valuation allowance, are possible as estimations regarding 2008 taxable income change. We also recognized a tax benefit of $5.2 million in discontinued operations during the three months ended September 30, 2008, primarily as a result of changes in our estimate of our ability to utilize certain NOLs to offset 2007 taxable income.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Consolidated Results

Revenue, Net

	For the Nine Months Ended September 30,		$ Change Favorable/	% Change Favorable/
Revenue Component	2008	2007	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Apartments	$157,986	$154,432	$3,554	2.3%
New Homes	31,495	38,147	(6,652)	(17.4)

Total advertising revenue	189,481	192,579	(3,098)	(1.6)
Distribution	41,215	43,088	(1,873)	(4.3)

Total revenue, net	$230,696	$235,667	$(4,971)	(2.1)%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 83.4% of advertising revenue during the nine months ended September 30, 2008, experienced an increase in revenue of 2.3% compared to the same period in 2007, primarily due to a 2.9% increase in apartment communities that we serve, partially offset by 0.5% decrease in revenue per community served.

Apartments continues to benefit from our actions to strengthen client relationships and promote the value of blended media, while providing clients with advertising tools to better track results and demonstrate our effectiveness in generating customer leads. During the nine months ended September 30, 2008, the occupancy rates in the markets that Apartment Guide serves declined slightly, which resulted in additional advertising spend by apartment communities. Additionally, the number of communities served by Apartment Guide increased due to continuing improvements in sales execution, as well as promotional offerings designed to attract additional apartment communities. The decrease in revenue per community served was driven by the purchase, by new communities served, of a higher percentage of standard advertisements compared to premium advertisements.

During the first quarter of 2008, we launched the Greenville, South Carolina Apartment Guide. We are also exploring opportunities to expand into other new markets.

New Homes

The New Home Guide and NewHomeGuide.com business, representing approximately 16.6% of advertising revenue during the nine months ended September 30, 2008, decreased 17.4% compared to the same period in 2007. The decrease in revenue was primarily due to a 15.6% decrease in new home communities served and a 2.3% decrease in revenue per community served. These resulted from declines in standard advertising spending and ongoing declines in premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders continued to cause further pressure in the first nine months of 2008, as the challenging mortgage environment and declining home prices worsened. In response to this environment, in January 2008, we suspended publication of our Atlanta Professional Home Guide.

Distribution Revenue

Distribution revenue decreased by 4.3% during the nine months ended September 30, 2008 compared to the same period in 2007. We achieved a 2.5% increase in the number of pockets sold in our display racks; however, this growth was more than offset by a 6.7% decrease in the average revenue per pocket due to softness in demand. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home and automotive sectors scaling back or ceasing operations.

Operating Expenses

	For the Nine Months Ended September 30,		$ Change (Favorable)/	% Change (Favorable)/
Other Expenses Component	2008	2007	Unfavorable	Unfavorable
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$20,137	$22,104	$(1,967)	(8.9)%
Marketing and selling	57,543	62,917	(5,374)	(8.5)
Distribution and circulation	64,106	62,620	1,486	2.4
General and administrative expenses	38,526	44,027	(5,501)	(12.5)
Other general expenses	4,868	4,441	427	9.6
Depreciation and amortization of property and equipment	10,389	9,310	1,079	11.6
Amortization of intangible assets	2,043	2,663	(620)	(23.3)
Provision for restructuring costs	1,898	9,181	(7,283)	(79.3)

Total operating expenses	$199,510	$217,263	$(17,753)	(8.2)%

The decrease in operating expenses was primarily due to decreases in marketing and selling, general and administrative expenses, cost of goods sold and provision for restructuring costs, partially offset by an increase in distributing and circulation and depreciation and amortization of property and equipment.

The decrease in marketing and selling expense was due to a number of factors, including a reduction of approximately 90 employees, compared to the prior year, resulting in a $3.3 million reduction in expense. Additional factors were reductions in marketing activities of $1.0 million and reductions in contract labor, training and travel of approximately $0.4 million each.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $13.8 million, resulting from the completion of the relocation of our headquarters from New York to Norcross, audit and other professional fees of $2.6 million, and recovery, under our primary directors and officers liability insurance, of approximately $1.0 million of certain costs incurred prior to 2008 in defending claims in connection with a derivative lawsuit that is further discussed in Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements.

These declines were partially offset by increases in compensation-related expense for our former and new CEOs of approximately $2.3 million, $5.2 million in costs incurred in the movement of our headquarters, $0.5 million in additional stock-based compensation expense, $1.6 million in bad debt expense and $2.3 million in additional legal expense, primarily to defend ourselves against the derivatives lawsuit. We presently expect additional recovery under our directors and officers insurance policy of approximately $0.6 million of costs already incurred in defending these claims. In accordance with GAAP, the additional recovery has not yet been accounted for.

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in both paper size and weight, as well as distribution optimization.

The provision for restructuring costs was lower due to a decrease of $5.2 million in severance expense for positions that were eliminated and a decrease of $1.2 million in lease-related expenses, primarily resulting from the completion of the relocation of our headquarters from New York to Norcross, as well as a $0.9 million benefit in 2008, arising primarily from an adjustment to reserves related to revised estimates of future rent expense and sublease income for offices closed in 2007 and prior.

Distribution and circulation expenses increased due to the addition of new retail locations and the extension of national grocery chain relationships during 2007. The first nine months of 2007 did not include the full impact of these costs. Depreciation and amortization of property and equipment increased primarily as a result of internal-use software being placed in service.

Other Expenses

	For the Nine Months Ended September 30,		$ Change Favorable/	% Change Favorable/
Other Expense Component	2008	2007	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Interest expense	$(14,599)	$(72,093)	$57,494	79.7%
Amortization of deferred financing costs	(697)	(1,517)	820	54.1
Other income (expense), net	843	(41,304)	42,147	102.0

Total other expenses	$(14,453)	$(114,914)	$100,461	87.4%

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. During the second quarter of 2008, we also redeemed all of the $2.6 million in principal of our 8% Senior Notes. The decrease was partially offset by borrowings under our revolving credit facility of $5.0 million in June 2008, repaid in July 2008, and of $13.2 million in September 2008.

In connection with the 2007 debt redemptions, we recorded a loss of $44.3 million, including the write-off of deferred financing fees and original issue discount. In connection with the 2008 debt redemption, we recorded a loss of $0.1 million as a result of a 4% redemption premium on the 8% Senior Notes.

Discontinued Operations

In accordance with GAAP, we have classified the operating results of our divested entities as of September 30, 2008 as discontinued operations in the condensed consolidated statement of operations for all periods presented.

Discontinued operations includes the operations of the Enthusiast Media segment and the Education segment. We completed the sales of Channel One and Films Media Group during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment. During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division by June 2008. During the first nine months of 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in an estimated gain of $0.1 million, and shut-down the remaining operations, resulting in a loss of approximately $0.8 million.

Discontinued operations for the nine months ended September 30, 2008 and 2007 includes revenue of $3.4 million and $353.8 million, respectively, and income (loss) before income taxes, excluding gain (loss) on sale of businesses, of $(4.5) million and $57.2 million. The gain on sale of businesses, net of tax, was $2.1 million and $483.8 million for the nine months ended September 30, 2008 and 2007, respectively. We recorded a $0.6 million gain arising from a working capital settlement during the third quarter of 2008 related to the sale of the Enthusiast Media segment in 2007.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the nine months ended September 30, 2008 and 2007, as a result of the assignee’s performance, we recorded $2.6 million and $1.9 million in income, respectively, which is included in discontinued operations.

During the nine months ended September 30, 2008, we recognized a tax benefit of $14.8 million in discontinued operations, primarily as a result of our ability to carry back a projected 2008 NOL against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the book and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the nine months ended September 30, 2008. Further adjustments to the tax benefit reported in discontinued operations related to the NOL carry back, and adjustments to our valuation allowance, are possible as estimations regarding 2008 taxable income change. We also recognized a tax benefit of $5.1 million in discontinued operations during the first nine months of 2008, primarily as a result of changes in our estimate of our ability to utilize certain NOLs to offset 2007 taxable income.

Liquidity, Capital and Other Resources

As of September 30, 2008, we had cash and unused credit facilities of $94.3 million, as further detailed below, compared to $106.4 million as of December 31, 2007. The use of this cash and unused credit facilities is subject to customary conditions contained in our debt agreements.

On September 16, 2008, we borrowed $13.2 million against our revolving credit facility. At September 30, 2008, the remaining availability under the revolving credit facility is approximately $71.0 million, which also reflects letters of credit outstanding and a reduction in available borrowing capacity resulting from the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Inc. (“Lehman”), a participating lender in PRIMEDIA’s $100.0 million revolving credit facility. Lehman’s commitment under the revolving credit facility is $12.0 million. Our ability to borrow under our revolving credit facility could be further impaired if any other lender under that line were unwilling or unable to honor its contractual obligation to lend to us.

We have required debt repayments, including capital leases, of $3.1 million during the next 12 months, which does not include the $13.2 million balance outstanding under our revolving credit facility. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt and other anticipated expenditures for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was a deficit of $(3.5) million as of September 30, 2008, compared to $(0.3) million at December 31, 2007.

Cash Flow—Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net cash used in operating activities was $0.3 million during the nine months ended September 30, 2008 compared to $33.8 million during the nine months ended September 30, 2007. This change was primarily due to a decrease in cash paid for interest due to a lower average balance of debt outstanding during 2008 and, to a lesser extent, lower interest rates. The decrease in cash paid was slightly offset by the settlement of certain post-Enthusiast Media sale obligations, including severance, bonuses and incremental income taxes. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Net cash provided by investing activities was $9.9 million during the nine months ended September 30, 2008 compared to $1,251.9 million during the same period in 2007. This decrease was primarily due to the sale of the Enthusiast Media segment and the Outdoors group, which was partially offset by payments for businesses acquired and higher capital expenditures in 2007. We expect capital spending in 2008 to approximate $15.0 million.

Net cash used in financing activities was $0.9 million during the nine months ended September 30, 2008 compared to $1,207.1 million during the same period in 2007. During the first nine months of 2008, the cash provided by financing activities primarily relates to net borrowings under our revolving credit facility of $13.2 million, offset by $9.3 million in dividends paid on our common stock and by net repayments of $4.6 million in principle under credit agreements. During the first nine months of 2007, the cash used in financing activities primarily related to net redemption of debt repayments of borrowings under credit agreements and dividends paid on our common stock.

Why We Use the Term Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities adjusted for additions to property and equipment and capital lease payments.

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

The following table presents our free cash flow:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Net cash used in operating activities	$(320)	$(33,800)
Additions to property and equipment	(7,884)	(15,785)
Capital lease payments	(338)	(696)

Free cash flow	$(8,542)	$(50,281)

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$14,594	$84,417

Cash paid for income taxes, net of refunds received	$11,383	$17,627

Cash paid for restructuring costs, net of sublease receipts	$5,965	$7,516

Our free cash flow during the first nine months of 2008 improved from the first nine months of 2007, primarily due to lower debt service costs, partially offset by the settlement of post-Enthusiast Media sale obligations, including severance, bonuses and incremental income taxes, and the absence of cash flows from businesses divested after the first quarter of 2007. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). As stated above, the availability of the full committed amount of the Revolving Facility is questionable due to the status of Lehman.

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The interest rate on the Term Loan B Facility at September 30, 2008 was 6.0%.

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

The bank credit facilities consisted of the following at September 30, 2008:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities	$100,000	$248,125	$348,125
Borrowings outstanding	(13,200)	(248,125)	(261,325)
Letters of credit outstanding	(3,834)	—	(3,834)

Unused bank commitments	$82,966	$—	$82,966

The weighted-average of our commitment fees under the bank credit facilities during the three and nine months ended September 30, 2008 was 0.30%.

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

As mentioned above, the remaining availability under PRIMEDIA’s $100 million revolving credit facility is approximately $71.0 million, which also reflects outstanding letters of credit and a $12.0 million reduction in available borrowing resulting from the bankruptcy filing of Lehman.

Revolving Facility

In June 2008, we borrowed $5.0 million against our Revolving Facility, which was repaid in July 2008. In September 2008, we borrowed an additional $13.2 million against our Revolving Facility.

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

Interest Rate Swaps

During the second half of 2007, we entered into four interest rate swap agreements, each with a notional amount of $50.0 million. As of September 30, 2008, all of the interest rate swaps were in designated hedging relationships against the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. One of the interest rate swaps matures on December 31, 2008; two mature on September 30, 2009; and one matures on December 31, 2009.

Contractual Obligations

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We have $13.2 million outstanding at September 30, 2008 under our Revolving Facility, and we have other commitments in the form of letters of credit of $3.8 million aggregate face value, which expire in or before October 2009.

In the event we issue rated debt instruments in the future, a change in the rating of such instruments would not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of July 2007, our senior debt ratings from Moody’s and Standard and Poor’s was Ba3 and BB, respectively.

In January 2008, we liquidated $15.4 million in available for sale securities. In May 2008, we redeemed all of the $2.6 million in 8% Senior Notes outstanding. During the first nine months of 2008, we paid $9.3 million in dividends on our common stock. On November 5, 2008 our Board of Directors declared a cash dividend of $0.07 per share of common stock, payable on December 11, 2008, to stockholders of record on November 19, 2008. We redeemed the debt and paid the dividends out of our existing cash balance. We may also access our Revolving Facility for a short period of time in order to make payments, should it be necessary to do so. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on such factors as available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 3.1:1 at September 30, 2008.

Contingencies and Other

We are involved in several legal proceedings, including ordinary and routine legal proceedings incidental to our business. See Note 16, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements for a description of certain of these proceedings, including a description of the derivative litigation. The result of any legal proceedings is inherently unpredictable. However, management believes that the outcome of all such proceedings will not have a material adverse effect on our long-term consolidated financial position, liquidity or results of operations, though the ultimate outcome of any of such matters could be material to our operating results in any given period in which costs or awards, if any, are recognized or otherwise determined.

As of and for the nine months ended September 30, 2008, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

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

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $248.1 million at September 30, 2008. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions at September 30, 2008. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$847
+50	423
-50	(423)
-100	(847)

Credit Risk

Our hedging transactions using derivative financial instruments also involve certain additional risks, such as counterparty credit risk. The counterparties to our derivative financial instruments are major financial institutions and securities dealers, which we believe are well capitalized with investment grade credit ratings and with which we may have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price at the time of the default. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in internal control over financial reporting as it relates to the accounting for income taxes, which is further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the first three quarters of 2008, the Company added personnel to its tax department who possess subject matter expertise and experience and also enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP. The Company has also intensified its review of amounts associated with the reporting of income taxes to include multiple levels of management. As a result of the implementation of these changes, management believes the Company’s internal control over financial reporting as it relates to the accounting for income taxes is suitably designed and that the Company’s consolidated financial statements are fairly stated, in all material respects, as of and for the three and nine months ended September 30, 2008. Management is continuing to collect evidence of the effective operation of the internal control over financial reporting as it relates to accounting for income taxes before reaching a conclusion on whether the material weakness has been remediated.

During the third quarter of 2008, the Company also completed the design and implementation of controls to ensure the proper presentation and disclosure of available for sale securities on its consolidated balance sheet and statement of cash flows. Enhancements included an update to the investment policy, better communication within the organization regarding investment transactions and an increased level of review for investment transactions. As a result of these changes, the Company has remediated the material weakness in internal control over financial reporting as it relates to the accounting for cash and cash equivalents and available for sale securities, which is further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Other than as described above, related to available for sale securities, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

The downturn in the residential real estate market has adversely affected, and may continue to adversely affect, the advertising revenue we derive from new home builders.

The recent downturn in the U.S. economy has been accompanied by the worst downturn in the residential real estate industry in several decades. An economic recession, unfavorable taxation laws and regulations, higher credit standards, unavailability of mortgage loans, increased interest rates, increased unemployment and lower consumer confidence have caused consumers to reduce their activity in the residential real estate industry, negatively impacting our new home builder advertisers. The return on investment for our new home builder advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. Our advertisers are experiencing lower return on investment because actual sales have declined for reasons beyond our control. As a result, these builders may continue to decrease their advertising budgets, which would adversely affect our revenue.

If we do not meet the continued listing requirements of the New York Stock Exchange, our common stock may be delisted.

Our common stock is listed on the New York Stock Exchange (the “NYSE”). If we do not meet the NYSE’s continued listing requirements, the NYSE may take action to delist our common stock. If we are unable to maintain the NYSE’s continued listing standards, we will be notified by the NYSE, and we would expect to have between six and 18 months to take corrective action to meet the continued listing standards before our common stock would be delisted. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, a delisting of our common stock could also inhibit our ability to access the public capital markets.

There have been no other material changes to the Company’s risk factors during the nine months ended September 30, 2008.

Item 6.	EXHIBITS

(a)

Exhibit Number	Description
31.1	Certification by Charles J. Stubbs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Charles J. Stubbs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date: November 7, 2008	/S/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/S/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)