Form 10-K
period 2008-12-31
PRIMEDIA INC
filed 2009-03-16
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

The aggregate market value of the voting common equity of PRIMEDIA Inc. (“PRIMEDIA”) which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $82.8 million. The registrant has no non-voting common stock.

As of March 2, 2009, 44,009,205 shares of PRIMEDIA’s Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: Part III of this Report on Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 20, 2009. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2008.

PRIMEDIA Inc.

Annual Report on Form 10-K

December 31, 2008

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

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, continuing negative trends and conditions in the new home sales sector of the residential real estate industry; changes in technology and competition; implementation and results of our ongoing strategic initiatives; demand by customers for our premium services; expenses or adverse results of our ongoing litigation; changes in U.S. federal tax laws; increases in paper costs; the inability to maintain the New York Stock Exchange’s continued listing standards for our common stock; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We are an integrated media company that publishes and distributes advertising-supported print and online consumer guides, primarily for the apartment and other rental property sectors of the residential real estate industry. Our print and online guides are provided free of charge to end users. In 2008, we distributed approximately 23 million of our print guides to approximately 51,000 U.S. locations through our proprietary distribution network, DistribuTech. Our principal digital assets include the websites associated with our print publications and Internet-only offerings, including ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuide.com.

Over the past several years, we have aggressively divested assets no longer part of our current core businesses. Our continuing operations are currently comprised solely of what has been described historically as the Consumer Guides segment.

Apartments

Apartment Guide

Thirty-four years old, Apartment Guide is our flagship product and largest business, comprising approximately 84.3% of our advertising revenue for 2008 and 87.2% of our advertising revenue for the fourth quarter of 2008. Apartment Guide delivers apartment and apartment community rental information to consumers via print, Internet and mobile devices. Apartment Guide currently publishes 77 print guides in 74 markets, averaging over 18,000 apartment community listings in print – over 40% more listings than our nearest print competitor within these markets – with a combined 2008 circulation of approximately 15 million.

ApartmentGuide.com and RentRentar.com, our Spanish-language edition of ApartmentGuide.com, are available throughout all U.S. markets. Our websites offer many premium features not available through our print products, including virtual tours, flexible search functionality, detailed photos and floorplans, as well as detailed and original information on neighborhoods.

Apartment Guide advertising revenue is generated primarily from property management companies that manage larger apartment communities (generally in excess of 50 units) that experience vacancies on a regular basis. The majority of Apartment Guide advertising revenue is derived from contracts at least 12 months in duration, and a majority of these contracts are renewed when they expire. Most of our Apartment Guide print publications are published monthly.

In the 74 markets in which Apartment Guide publishes a print guide, its product offerings are built upon an integrated media package, featuring both print and online advertising. In markets where we do not publish a print version of our guides, Apartment Guide offers a variety of Internet-only packages.

Apartment Guide’s national competitors, print and online or online only, include Move, Inc., owner of Move.com, eBay, owner of Rent.com, Dominion Enterprises, publisher of For Rent, Network Communications Inc., publisher of Apartment Finder, and Classified Media Ventures, owner of Apartments.com.

Rentals.com

Rentals.com is a residential real estate rental website with what we believe to be the most comprehensive collection of paid listings of rental properties on the Internet. Landlords, investors and property managers use Rentals.com to list their rental vacancies, most often through the self-provisioning feature of our website we call the “Ad Store,” and peruse expert advice and tips on managing their rental properties or the property management business. Consumers searching for a rental property can efficiently search over 50,000 listings and obtain detailed information on metropolitan areas and neighborhoods. Types of rentals listed on Rentals.com include: single-family homes, condominiums, town homes, vacation homes, single-unit apartments and apartment communities.

Listings on the Rentals.com network of websites are generally purchased on a monthly basis through our “Ad Store,” the self-provisioning feature of our website, and longer-term packages are available for property management company clients. Listings include unlimited photos, property descriptions and other features, such as Google Maps. A majority of our customer base is derived form the Ad Store, while a majority of the listings are derived from property management companies.

Rentals.com’s competitors include RealEIS, LLC, which owns HomeRentals.net, eBay, owner of Rent.com, Classified Ventures LLC, which owns RentalHomesPlus.com, Move, Inc., owner of Move.com, and, to a lesser extent, traditional print newspapers.

New Homes

Our New Homes division provides display and classified advertising for new home builders to showcase product and inventory on a national and local basis through a network of home-related websites, including NewHomeGuide.com, AmericanHomeGuides.com, NewHomeDirectory.com, FloridaGuide.com, and many others specific to major home building states and metropolitan areas. As of December 31, 2008, New Homes published 32 print guides, distributed in 18 states and Washington, D.C., averaging over 4,300 new home community listings with a combined 2008 circulation of approximately 7 million. New Homes advertising revenue is generated primarily from new home builders and advertising agencies representing builders.

In the 27 markets in which our New Homes businesses publish a print guide, product offerings are built upon an integrated media package, featuring both print and online advertising. New Homes publications are published bi-monthly. In markets where we do not publish a print version of our guides, New Homes offers a variety of Internet-only packages.

During 2008, we ceased publication of two New Home Guide Professional Editions. In early 2009, we announced that we were suspending additional print publications, while focusing on Internet offerings in related markets, as we continue to reduce our cost structure for this business to offset expected revenue losses.

Our New Homes division competes primarily with national competitors such as Move, Inc., owner of Move.com, and Network Communications, Inc., publisher of New Home Finder. We also compete with Housing Guide of America, a consortium of local and regional magazine publishers, Builder Homesite, Inc., owner of newhomesource.com, and Lending Tree, LLC, owner of the iNest real estate brokerage.

DistribuTech

DistribuTech distributes free magazines, including PRIMEDIA guides and over 2,400 third-party titles, flyers and special piece advertising materials, to more than 51,000 locations in 41 states. DistribuTech maintains community rack programs, many of which are on an exclusive basis, with several large national and regional retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers. The free publications are typically displayed in free-standing, multi-pocket racks located in high-visibility, high-traffic locations at the entrance or exit of these locations.

Historically, the primary function of our DistribuTech business has been to ensure priority placement for PRIMEDIA publications and to reduce our overall distribution costs. Revenue from third-party customers who pay DistribuTech for distribution services contributes to this reduction in costs. Our DistribuTech business continues to experience a significant loss of revenue from third-party customers, particularly those who publish free resale home and automobile sales publications, which are scaling back or ceasing operations or providing an Internet-only product. We intend to continue to reduce our cost structure for this business to offset, in part, expected revenue losses.

DistribuTech competes for third-party publication distribution, primarily on the basis of distribution locations, price and service. DistribuTech’s primary competitor is Dominion Distribution Services, a division of Dominion Enterprises.

Technology

We use technology to improve our operations by increasing productivity, improving effectiveness and minimizing costs. With the introduction of mobile technologies, such as wireless data networks and laptop/handheld technologies, the use of technology has expanded within our organization to include customer relationship management activities and business workflow functionality.

We backup critical website data at various times throughout the day and retain it at certified third-party facilities. We have firewalls and switchgear designed to help ensure network security. We rely increasingly on hosted providers for many of our corporate applications. These applications are provided over our network to us and configured to meet our needs, although the software itself is not installed at our locations.

Production and Fulfillment

All of our print products are printed and bound by independent printers. We believe that because of our buying power, outside printing services have been and will continue to be purchased at favorable prices. We provide most of the content for our websites, but we outsource some technology, production and content.

The principal raw material used in our products is paper, which is purchased from merchants. In 2008, paper prices fluctuated, but increased as the year ended. We expect paper costs to slightly decrease in 2009. We expect to offset existing costs through adjustment of our production metrics. In the future, our results could be adversely affected by increases in paper prices.

Sales and Marketing

We sell our products and services through our direct sales force. Our sales force is comprised currently of approximately 490 sales personnel. The sales force is generally organized vertically, focusing on specific categories and product lines, and by market. Generally, sales personnel are responsible for developing new accounts and servicing existing customers. Most of our sales personnel live in the market they serve. We also maintain an in-house telemarketing sales force, supplemented by local and regional support in the field, that focus on specific customer segments within markets.

Our websites are marketed to end users through our print publications and through search engine optimization, e-mail marketing and online advertising, which we purchase on a non-exclusive basis with companies such as Google, MSN, Yahoo! and Advertising.com. We monetize visits to our websites through various advertising revenue formats, such as cost per impression, cost per click, cost per action and flat fees.

Our marketing personnel conduct a variety of marketing programs designed to raise the general awareness of our Company and our business units, generate leads for the sales organization and promote our various product lines. These programs include participation in trade shows and industry trade group participation, public relations, digital/online promotion, advertising and production of collateral literature.

We supplement our in-house sales force by utilizing a number of third-party services, affiliates and networks. In 2008, more than 89.3% of our Internet audience was generated through non-paid sources, such as repeat visitation, word-of-mouth, natural search and public relations. We selectively utilize paid-marketing sources, such as search engine marketing, affiliate relationships and co-branded partner deployments.

One of our individual advertisers comprised approximately 1.0% of our total revenue in 2008.

Employees

During 2008, our overall headcount declined by approximately 12.6%, primarily due to the elimination of certain administrative and support positions as a result of automation and consolidation of functions, while our sales personnel headcount increased by approximately 6.5%. As of December 31, 2008, we had approximately 1,000 employees, of which approximately 20 were part-time, compared to approximately 1,150 employees at the end of 2007, of which approximately 25 were part-time. Our employees are not represented by any collective bargaining agreements. We consider our relations with our employees to be good.

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

Divestitures and Assets and Liabilities of Businesses Held for Sale

Over the past several years, we have aggressively sought to divest assets no longer part of our current core businesses.

We classified as discontinued operations the following entities within the Enthusiast Media segment during 2005: About.com, Ward’s Automotive Group, the History and Crafts groups, and two magazine titles, which were shut down. During 2006, we completed the sale of the History and Crafts groups.

We sold our Business Information segment during 2005. Additionally, in 2005, we discontinued and shut down the operations of our Software on Demand division and also sold our Workplace Learning division, excluding PRIMEDIA Healthcare.

During 2006, we discontinued and sold our Gems group, part of the Enthusiast Media segment. Additionally, during 2006, we announced that we had agreed to sell our Outdoors group, also part of the Enthusiast Media segment. The sale was completed during 2007.

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

During 2008, we completed the sale of the Auto Guides division and sold certain assets and liabilities of PRIMEDIA Healthcare. Discontinued operations for the years ended December 31, 2008, 2007 and 2006 include revenue of $3.4 million, $358.8 million and $741.5 million, respectively, and (loss) income before (benefit) provision for income taxes of $(9.2) million, $50.9 million and $67.4 million, respectively, which excludes gain on sale of businesses. The gain on sale of businesses, net of tax, was $2.0 million, $459.1 million and $62.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2007, we had assets and liabilities of businesses held for sale of $5.8 million and $2.5 million, respectively, which represented the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division. As of December 31, 2008, there were no assets and liabilities of businesses held for sale.

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

Available Information

We maintain an Internet website located at www.primedia.com on which, among other things, we make available, free of charge, various corporate governance materials and reports that we file or furnish to the United States Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Ethics, and charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are all provided on this website. We will post any waivers of our Code of Ethics granted to any of our directors or executive officers on the “Investor Relations” portion of this website. Our reports and other filings, including, without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other documents, including amendments thereto, filed with or furnished to the SEC, are made available as soon as practicable after their receipt by the SEC. We are not incorporating the information on our website into this Report, and our website and the information appearing on our website are not included in, and are not part of, this Report.

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

We depend on large property management companies in the apartment leasing sector of the residential real estate industry for a majority of our revenue, and any industry developments that adversely affect the number and value of leasing transactions generated could adversely impact our financial results.

The return on investment for our large property management company advertisers depends upon the comparison of how many leases are being generated for the managed communities in a particular local market, and the value of such leases, to the amount charged for our advertising. Many of the factors affecting the number and value of lease transactions are beyond our control. In markets where occupancy levels are extraordinarily high or extraordinarily low, the management company’s return on investment can be adversely affected, and the management company may choose to decrease the level of advertising, which could adversely affect our revenue.

Our new home guides and related websites depend on the new home sales sector of the residential real estate industry, which is cyclical.

Approximately 15.7% of our 2008 advertising revenue was generated from sales of advertising products to new home builders in the residential real estate industry. This sector, which is cyclical, directly affects the success of our New Homes division. The return on investment for our new home builder advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. If our advertisers experience lower return on investment because actual sales decline for reasons beyond our control, they may choose to decrease their advertising budget, which would adversely affect our revenue.

The United States economy is currently experiencing its worst downturn in the residential real estate industry in over 50 years. The duration of this downturn, as is true of most trends in the real estate industry, is unpredictable, and as a result, our prospects in this area are also unpredictable. An economic recession, unfavorable taxation laws and regulations, higher credit standards, unavailability of mortgage loans, increased interest rates, increased unemployment, lower consumer confidence or lower wages can cause consumers to reduce their activity in the residential real estate industry, thus negatively impacting local new home sales markets.

We rely on our proprietary distribution network as a competitive advantage, and our historical business model for this business involves relatively high fixed costs that we may be unable to adjust in a timely manner in response to a reduction in revenue.

Historically, the primary function of DistribuTech has been to ensure priority placement for PRIMEDIA publications and to reduce our overall distribution costs. Revenue from third-party customers who pay DistribuTech for distribution services contributes to this reduction in costs. Our DistribuTech business continues to experience a significant loss of revenue from third-party customers, particularly those who publish free resale home and automobile sales publications, which are scaling back or ceasing operations or providing an Internet-only product.

As part of our distribution business, we enter into agreements with various retail chains for exclusive rights of distribution. Most of these agreements extend beyond one year in duration and contribute to relatively high fixed costs within this business. We are undertaking strategic initiatives to reduce the cost structure of our DistribuTech business, while maintaining our competitive advantage. However, our efforts may not ultimately achieve anticipated business goals, and, if we fail to achieve these goals, this business could be materially adversely affected.

The market for our products and services is highly competitive.

The markets for our products and services are disbursed throughout the United States. Generally, other print and online apartment and new home resources for the consumer represent our main competitors. To a lesser extent, we also compete with traditional newspapers and yellow pages.

Innovations by competitors or other market participants may increase the level of competition in the markets in which we operate. This can include product, pricing or marketing innovations, new or improved services, technology advances, or new modes of doing business that enhance the consumer’s ability to shop and compare offerings from multiple companies, among other initiatives. Our ability to react to such advances and navigate new competitive environments is important to our success.

In addition, some of our current and potential competitors may have greater financial, technical, operational and marketing resources than we have. Competitive pressures may also force prices for our services to decrease, which may adversely affect us.

If any of our relationships with Internet search websites terminate, or if such websites’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend, in part, on various Internet search websites, such as Google, MSN and Yahoo!, and other websites to direct a significant amount of traffic to our websites. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased and, instead, are determined and displayed solely by a set of formulas designed by search engine companies. Other listings can be purchased and are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other Internet websites, to direct a substantial share of the visitors to our websites and the advertiser customers we serve.

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

Our success and growth depend, to a significant degree, upon the protection of our intellectual property rights.

As a media company, we have a significant intellectual property portfolio, especially copyrights and trademarks, and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. For example, we hold and maintain or have pending applications for numerous copyrights and trademarks in connection with our various products and services, such as Apartment Guide. In addition, we also continuously develop and create proprietary software to enhance our ability to effectively and efficiently update the listings in our online and print publications. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business.

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

The price of paper is a significant expense relating to our print products. We incurred paper price increases in both 2004 and 2005, after many years of stable or declining prices, with no increases during 2006. However, we experienced increased paper costs at the end of 2007 and 2008. We expect paper prices to only slightly decrease in 2009. Any future paper cost increases will have an adverse effect on our future results to the extent we are unable to offset these increases through adjustment of production metrics or by passing these increases through to our customers.

Kohlberg Kravis Roberts & Co. L.P. (“KKR”) has control of our common stock and has the power to elect all the members of our Board of Directors and to approve any action requiring stockholder approval.

As of March 2, 2009, approximately 59.1% of the outstanding shares of our common stock were held by investment partnerships of which KKR Associates, L.P. and KKR GP 1996 LLC are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares.

Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, two of whom are also on our Board of Directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

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

If we are unable to meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock.

We previously announced on November 24, 2008 that the NYSE had notified us that we were considered “below criteria” specifically because our average total market capitalization was less than $75 million over a consecutive 30 trading-day period. This required us to submit a plan that demonstrated our ability to achieve compliance with the continued listing standards within 18 months of receipt of the notice. On February 17, 2009, we announced that the New York Stock Exchange had notified us that it had accepted our proposed plan for continued listing on the NYSE. As a result of the acceptance, our common stock will continue to be listed on the NYSE, pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the plan.

In the future, we may not be able to meet the continued listing requirements of the NYSE. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. Trading, if any, in our common stock would thereafter be conducted on another exchange or quotation system. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices for our common stock.

We may be unable to realize the benefits of our net operating loss carryforwards (“NOLs”), and, as a result, lose our future tax savings, which could have a negative impact on our liquidity and financial position.

NOLs may be utilized to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. The Internal Revenue Service (“IRS”), or state taxing authorities could challenge the amount of the NOLs, which could result in increases in future income tax liabilities. Based on current federal and state corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings. However, if we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Our inability to utilize available NOLs, if any, could require us to pay substantial additional federal and state taxes and interest, which may adversely affect our liquidity and financial position.

Future legislation may result in our inability to realize the tax benefits of our NOLs.

It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with our NOLs. However, we are not currently aware of any proposed changes in the tax laws or regulations that would materially and adversely impact our ability to use available NOLs, if any.

Our use of NOL carryforwards could be limited by ownership changes.

In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Internal Revenue Code (the “Code”), Section 382 of the Code imposes further limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Therefore, the future utilization of our NOLs may be subject to limitation for regular federal income tax purposes.

We cannot be certain that the limitations of Section 382 will not limit or deny in full our future utilization of available NOLs, if any. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest. Moreover, we cannot be certain that future ownership changes will not limit or deny in full our future utilization of all of available NOLs. If we cannot utilize available NOLs, if any, we may be required to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity and financial position.

The soundness of financial institutions could adversely affect us.

We have relationships with several financial institutions as lenders under our credit facility and engage in transactions with other counterparties in the financial services industry. Defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. We believe that available credit under our revolving credit facility was recently effectively reduced by $12.0 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers, Inc., which is a participating lender in the credit facility. In the event that the volatility of the financial markets further adversely affects these financial institutions, we may be unable to access our credit facility or complete financing transactions as intended, which could adversely affect our revenue and results of operations.

Our credit agreement limits our business flexibility by imposing operating and financial restrictions on our operations.

Our credit agreement imposes specific operating and financial restrictions on us. These restrictions impose conditions or limitations on our ability to, among other things:

•	change the nature of our business;
•	incur additional indebtedness;
•	create liens on our assets;
•	sell assets;
•	issue stock;
•	engage in mergers, consolidations or transactions with our affiliates;
•	make investments in or loans to specific subsidiaries;
•	make guarantees or specific restricted payments; and
•	declare or make dividend payments on our common stock.

Our failure to comply with the terms and covenants in our credit agreement could lead to a default under the terms of such agreement, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. If that occurred, we might not be able to refinance otherwise satisfy our debt obligations, which could have a substantial adverse effect on our ability to continue as a going concern. We may not be able to comply with these restrictions in the future, or, in order to comply with these restrictions, we may have to forego opportunities that might otherwise be beneficial to us.

Our accounting policies and methods are key to how we report our financial condition and results of operations and may require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with accounting principles generally accepted in the United States of America (“GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty of estimates about these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in this Report for more information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information with respect to our principal locations as of December 31, 2008. These properties were leased by us initially for use in our operations, but as a result of divestitures and consolidations, certain of these properties are now leased to third-party tenants. Of the total of approximately 0.9 million rentable square feet currently under lease, approximately 0.3 million rentable square feet are fully subleased to third parties. We consider the locations presently used by us for our operations to be adequate for our present needs. If we are forced for any reason to vacate any of our facilities due to lease expirations or any other reasons, we believe that equally suitable alternative locations are available on equally favorable terms in all of the locations where we do business.

Principal Locations	Principal Use	Approximate Rentable Square Feet (“RSF”)	Type of Ownership Expiration Date of Lease

New York, NY 1440 Broadway	Sublease	170,594	Lease expires in 2015; fully sublet as of December 31, 2008

New York, NY 261 Madison	Sublease	72,100	Lease expires in 2017; fully sublet as of December 31, 2008

Norcross, GA 3585 Engineering Drive	Executive and administrative offices	89,000	Lease expires in 2016

ITEM 3.	LEGAL PROCEEDINGS

We are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on the Company’s long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the ticker symbol “PRM.” As of March 2, 2009, there were 578 holders of record of our common stock. The following table sets forth, for the quarterly periods indicated, the high, low and closing sales prices per share of our common stock as quoted on the NYSE at the end of regular trading, as well as the cash dividends declared per share of common stock:

	Stock Prices			Cash Dividends Declared per Share
2008 Quarters Ended	High	Low	Close
March 31	$9.18	$5.69	$7.35	$0.07
June 30	7.54	4.65	4.66	0.07
September 30	4.74	2.20	2.43	0.07
December 31	2.51	0.69	2.17	0.07

	Stock Prices			Cash Dividends Declared per Share
2007 Quarters Ended	High	Low	Close
March 31	$16.50	$9.72	$15.96	$—
June 30	20.40	14.04	17.10	—
September 30	17.94	12.48	14.04	2.15
December 31	14.83	7.01	8.50	—

Dividends

Our bank credit facilities impose certain limitations on the amount of dividends permitted to be paid on our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital and Other Resources—Financing Arrangements.”

We announced on March 12, 2009 that our Board of Directors had authorized our fifth regular quarterly cash dividend of $0.07 per share of common stock, payable on March 31, 2009, to stockholders of record on March 23, 2009. We currently expect that we will continue to pay a regular quarterly dividend, at the discretion of our Board of Directors.

Equity Compensation Plan Information

Information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2008.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

On December 4, 2008, our Board of Directors authorized a program to repurchase up to $5.0 million of our common stock over the next 12 months. Under the terms of the repurchase program, we may repurchase shares in open market purchases or through privately negotiated transactions. We expect to use cash on hand to fund repurchases of our common stock. As of December 31, 2008, we had not repurchased any shares under the program, and $5.0 million remained available for share repurchases. See Note 23, “Subsequent Events,” to the consolidated financial statements in this Report for more information.

Performance Graph

The stock performance graph is not and shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the “Acts”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph assumes a $100 investment on December 31, 2003 (including reinvestment of all dividends) in our common stock, the S&P 500 Index and a composite peer group of companies. The peer group consists of Autobytel Inc., Martha Stewart Living Omnimedia, Inc., Meredith Corp. and Move, Inc.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
PRIMEDIA Inc.	$100	$134	$57	$60	$50	$13
S&P © 500	100	109	112	128	132	81
Peer Group (4 Stocks)*	100	134	112	126	74	26

*	The Four-Stock Peer Group consists of Autobytel Inc., Martha Stewart Living Omnimedia, Inc., Meredith Corp. and Move, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data were derived from the audited consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

PRIMEDIA INC. AND SUBSIDIARIES

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenue, net	$304,105	$314,800	$307,929	$307,187	$286,511
Depreciation and amortization of property and equipment	14,475	12,612	11,501	10,410	11,243
Amortization of intangible assets	2,870	3,492	3,286	3,140	3,174
Interest expense	19,338	77,660	126,940	128,980	120,506

Income (loss) from continuing operations	$49,027	$(55,678)	$(65,114)	$(101,306)	$(109,991)
Discontinued operations, net of tax	10,441	547,123	103,344	665,924	145,461
Cumulative effect of change in accounting principle, net of tax(1)	—	—	22	—	—

Net income	59,468	491,445	38,252	564,618	35,470
Preferred stock dividends(4)	—	—	—	—	(13,505)

Income applicable to common stockholders	$59,468	$491,445	$38,252	$564,618	$21,965

Basic and diluted income (loss) applicable to common stockholders per common share(2):
Income (loss) from continuing operations	$1.11	$(1.26)	$(1.48)	$(2.31)	$(2.84)
Discontinued operations	0.24	12.40	2.35	15.19	3.35
Cumulative effect of change in accounting principle(1)	—	—	0.00	—	—

Income applicable to common stockholders	$1.35	$11.14	$0.87	$12.88	$0.51

Dividends declared per share of common stock	$0.28	$2.15	$—	$—	$—

Basic common shares outstanding (weighted-average)(2)	44,176,398	44,118,943	43,997,665	43,838,591	43,414,667

Diluted common shares outstanding (weighted-average)(2)	44,197,590	44,118,943	43,997,665	43,838,591	43,414,667

Balance Sheet Data:
Goodwill and intangible assets, net	$152,942	$155,712	$862,025	$994,581	$1,145,463
Total assets	286,154	256,864	1,254,329	1,389,468	1,559,048
Long-term debt(3)	245,531	247,575	1,316,959	1,456,770	1,635,964
Shares subject to mandatory redemption (Exchangeable preferred stock)(4)	—	—	—	—	474,559

Notes to Selected Financial Data

(1)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method. Prior to the adoption of this statement, we expensed the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted on January 1, 2003 using the prospective method. Upon adoption of

SFAS No. 123(R), we were also required to expense the fair value of any awards that were granted prior to January 1, 2003 and that were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle was less than $0.1 million, which is included in the results of operations for the year ended December 31, 2006.

(2)	Income (loss) per common share has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all years presented.

The securities that could potentially dilute basic earnings per share in the future consist of 1.6 million warrants at December 31, 2008, 2007, 2006, 2005 and 2004; and an aggregate of 3.1 million, 3.2 million, 3.4 million, 3.6 million and 4.6 million stock options and shares of restricted stock as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively. For the year ended December 31, 2008, potentially dilutive securities, including 2.7 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of our common stock during the period, and their inclusion would be anti-dilutive. An additional 0.4 million shares of restricted stock were excluded from diluted earnings per share for the year ended December 31, 2008 because either they did not vest and were forfeited or the calculation under the treasury stock method resulted in no additional dilutive shares. For the years ended December 31, 2007, 2006, 2005 and 2004, potentially dilutive securities were not included in the computation of diluted income (loss) per common share because the effect of their inclusion, as measured against loss from continuing operations, would be anti-dilutive.

(3)	Excludes current maturities of long-term debt.

(4)	We adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, prospectively, effective July 1, 2003, which required us to classify as long-term liabilities our Series D Exchangeable Preferred Stock, Series F Exchangeable Preferred Stock and Series H Exchangeable Preferred Stock and to classify dividends from preferred stock as interest expense. If SFAS No. 150 had been adopted on January 1, 2001, loss from continuing operations would have increased by $22.7 million for the year ended December 31, 2003. The 2003 increase to loss from continuing operations has been reduced by a net gain of $0.9 million on exchanges of the shares subject to mandatory redemption. During 2005, we purchased all of our outstanding shares subject to mandatory redemption.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

Our Business

We are an integrated media company that publishes and distributes advertising-supported print and online consumer guides primarily for the apartment and other rental property sectors of the residential real estate industry. Our print and online guides are provided free of charge to end users. In 2008, we distributed approximately 23 million of our print guides to approximately 51,000 U.S. locations through our proprietary distribution network, DistribuTech. Our principal digital assets include the websites associated with our print publications and Internet-only offerings, such as ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuide.com.

Fiscal 2008 Fourth Quarter Results

We had total revenue of $73.4 million, representing a $5.7 million year-over-year decrease, primarily due to a decrease in New Homes advertising revenue. Apartments, representing approximately 87% of fourth quarter advertising revenue, grew revenue 2.7% on a year-over-year basis, driven by increased customer count and apartment community listings.

Income from continuing operations increased $29.7 million to $34.7 million, or $0.78 per diluted common share, primarily due to the release of $29.3 million in deferred tax asset valuation allowance.

Net income increased $44.6 million to $32.0 million, or $0.72 per diluted common share, primarily due to the release of the deferred tax asset valuation allowance, partially offset by a $6.0 million charge for litigation-related losses.

2008 Summary Consolidated Results

In 2008, revenue was $304.1 million, down 3.4% as compared to $314.8 million in 2007. In 2008, costs and expenses were $282.1 million, down 30.0% compared to $403.2 million in 2007.

In 2008, income from continuing operations was $49.0 million, up from a loss of $55.7 million in 2007.

Net income was $59.5 million in 2008, including gain on sale of businesses, net of tax, of $2.0 million, compared to $491.4 million in 2007, including gain on sale of businesses, net of tax, of $459.1 million.

Business Trends and Outlook

During 2009, we intend to continue to grow our customer count and market share in our largest business, Apartment Guide, and pursue enhancements to our product portfolio and selective market and market segment expansion. We anticipate increasing our investment in search engine optimization and marketing. We also intend to aggressively grow our Rentals.com business by focusing on driving revenue growth and improving site engineering and performance, while increasing traffic, primarily through search engine optimization.

The residential real estate sales industry continues to suffer through an unprecedented collapse in demand and access to credit markets. As a result, we anticipate increasing pressure on our New Homes and DistribuTech businesses during 2009, with full year levels of percentage decline in revenue exceeding those experienced during the fourth quarter of 2008. We remain focused on managing costs for these businesses in accordance with anticipated levels of revenue and managing our client relationships to best position us for opportunities as macroeconomic conditions improve.

During 2008, we ceased publication of two New Home Guide Professional Editions. In early 2009, we announced that we were suspending additional print publications, while focusing on Internet offerings in related markets, as we continue to reduce our cost structure for this business to offset expected revenue losses.

We anticipate that DistribuTech will continue to be impacted by lower revenue from customers that publish free publications, particularly those within the resale home and automobile sales sectors, and are scaling back or ceasing operations or providing an Internet-only product. We intend to continue to reduce our cost structure for this business to offset, in part, expected revenue losses. Our overall goal is to create a more efficient distribution network by streamlining the expense structure, including through real estate consolidation and process automation, and optimizing the distribution footprint by eliminating less effective locations.

Transition Plan

We have relocated our corporate headquarters from New York to Norcross, Georgia. We continued to utilize certain of our New York-based functions through the first half of 2008 and to incur their associated costs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon the amounts reported in our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts. The significant accounting policies, outlined in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements are integral to an understanding of management’s discussion and analysis. The accounting policies and estimates that we believe are the most critical to an understanding of the results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below. We base some of our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Additionally, GAAP allows or requires many assets and liabilities to be accounted for at fair value, which is defined to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also requires that certain assets be assessed for impairment based on fair value. In cases where active markets do not exist, as discussed below, modeling or other techniques may be required to estimate fair value. Different estimates reasonably could have been used in the current period that would have had a material effect on these financial statements, and changes in these estimates are likely to occur from period to period in the future.

We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosures relating to them in this Management’s Discussion and Analysis.

Goodwill Impairment Testing. Goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test, at least annually. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in business combinations. The value of goodwill is ultimately derived from an entity’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, we test, at a reporting unit level, goodwill for impairment and have established October 31 as the annual impairment testing date. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Our assets and liabilities are assigned to reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting units and are considered in determining the fair value of the reporting units. We presently have only one reporting unit. The goodwill impairment test is conducted by calculating the fair value of the reporting unit, which begins with management’s expectations of cash flows in the next five years plus an expected residual value. A discount factor, approximating our weighted-average cost of capital (13% for 2008 and 9.5% for 2007), is then applied to the forecasted cash flows to determine the present value. The resulting fair value is compared to the carrying value of the reporting unit. As long as the present value is greater, there is no impairment to goodwill. In the annual assessment for 2008, there was no indicated impairment to goodwill.

While we believe all assumptions utilized in our assessment of goodwill for impairment are reasonable and appropriate, changes in actual earnings, the growth rate of future earnings, the effective tax rate (38% for 2008 and 2007) and our weighted-average cost of capital could all cause different results for the calculation of the present value of future cash flows. In management’s estimation, most sensitive of these assumptions is cash flows from future earnings. Based on the 2008 assessment for impairment, a 20% decline in the amount of forecasted cash flows from future earnings would not result in an indicated goodwill impairment.

Long-Lived Assets. We review our long-lived assets for impairment whenever events and circumstances indicate assets might be impaired. Those events and circumstances include, but are not limited to, a significant change in the extent to which an asset is utilized (e.g., when a decision is made to dispose of an asset and certain other criteria are met), a significant decrease in the market price of an asset and a significant adverse change in the business climate that could affect the value of an asset, and operating or cash flow losses associated with the use of an asset. When such a review is conducted, we use an estimate of undiscounted cash flows, which are derived from our historical experience and long-term business plans, over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of an asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Valuation Allowances for Deferred Tax Assets. Deferred tax assets and liabilities arise from temporary differences (i.e., amounts that are recognized as income or deducted as expenses at different times for GAAP and tax purposes). Deferred tax assets also arise from benefits recorded from NOLs (i.e., amounts representing losses for tax purposes that may be utilized in future years to offset taxable income). A net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance must be sufficient to reduce the net deferred tax asset to the amount that is more likely than not to be realized. Changes in the valuation allowance are recorded as increases or decreases in income tax expense. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. In evaluating the ability to realize deferred tax assets, including NOLs, and any need for a valuation allowance, it is necessary to first consider the recognition threshold for uncertain tax positions and reduce the deferred tax assets by any required FIN 48 reserve.

As of December 31, 2008, we had aggregate federal NOLs of approximately $454.3 million, which are available to reduce future taxable income, and the substantial majority expire between 2020 and 2024. In addition, we have significant state and local NOLs in various jurisdictions in which we and/or our subsidiaries file income tax returns. These state and local NOLs expire over various periods based on applicable state and local regulations.

The federal, state and local NOLs are the single largest component of our net deferred tax asset. Additionally, since amortization of tax-deductible goodwill and trademarks ceased for GAAP purposes on January 1, 2002, we expect that deferred tax liabilities will arise each quarter because the taxable temporary differences related to the amortization of these assets are not expected to reverse prior to the expiration period of our deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Consequently, we may record a valuation allowance in excess of our net deferred tax assets to the extent the difference between the book and tax basis of indefinite-lived intangible assets is not expected to reverse during the NOL period.

Based on the weight of objectively verifiable available positive and negative evidence, at December 31, 2008, we recorded a partial reversal of our valuation allowance against our net deferred tax asset of $29.3 million because we believe it is more likely than not that this portion of the deferred tax asset will be realized. We will need to generate approximately $84.0 million in pre-tax income for financial reporting purposes to realize this asset.

Elements of positive evidence included:

•	remaining lives of the NOLs;
•	historical income when results are normalized to remove the impact of discontinued operations and to reflect the completion of the Company’s relocation from New York to Norcross; and
•	forecasted income, utilizing the same forecast as for goodwill impairment testing in future periods.

Elements of negative evidence included:

•	historical losses and
•

uncertainty as to the timing and exact amount of future earnings as a result of current economic conditions, the U.S. residential real estate industry, as well as the uncertainty of the effectiveness of the steps we have taken, and will take, to mitigate the adverse impact on our businesses.

Our assessment in 2008 is different than it was in 2007, primarily due to the completion of the relocation of the Company from New York to Norcross, resulting in a significantly reduced cost structure, and almost a full year of operations of the Consumer Guides business supporting the entire PRIMEDIA cost structure, while maintaining profitability without the impact of divested entities.

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

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

Provision for Restructuring Costs. Reserves for restructuring costs are estimated costs resulting from our plans and actions to integrate the Company and consolidate certain back office functions. Examples include employee-related termination costs and the cost of the termination of real estate leases, net of anticipated sublease income, if applicable, and the related write-off of leasehold improvements. If the future payments of these costs or amounts of sublease income were to differ from our estimates, we may need to increase or decrease our reserves.

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

Results of Operations

2008 Compared to 2007

Consolidated Results

Revenue, Net

Revenue Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2008	2007
	(Dollars in thousands)
Apartments	$211,367	$206,424	$4,943	2.4%
New Homes	39,337	50,740	(11,403)	(22.5)

Total advertising revenue	250,704	257,164	(6,460)	(2.5)
Distribution	53,401	57,636	(4,235)	(7.3)

Total revenue, net	$304,105	$314,800	$(10,695)	(3.4)%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 84.3% of advertising revenue during the year ended December 31, 2008, increased 2.4% compared to the same period in 2007. The increase in revenue was primarily due to a 3.3% increase in Apartment Guide communities served, partially offset by a 0.7% decrease in revenue per community. The increase in apartment communities served and the decrease in revenue per community were both a result of special customer incentives and promotional offerings designed to attract additional apartment communities. Apartment Guide also benefited from the opening of the Greenville, South Carolina Apartment Guide in March 2008, which contributed approximately $0.5 million in revenue in 2008.

Approximately 17% of the 2008 revenue from Apartment Guide was derived from markets that had high occupancy rates, which we consider to be 95% or higher. This compares to 28% in 2007. As of December 31, 2008, occupancy rates in Apartment Guide markets ranged from 85% to 97%, with an average of 93.0% in 2008, compared to 93.6% in 2007, and with the majority of markets experiencing occupancy levels between 90% and 95%. As occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in our advertising income.

New Homes

The New Homes businesses, representing approximately 15.7% of advertising revenue during the year ended December 31, 2008, decreased 22.5% compared to the same period in 2007. The decrease in revenue was primarily due to a 19.4% decrease in new home communities served and a 4.0% decrease in revenue per community served. These resulted from a decline in standard advertising spending of 19% and a decline in premium advertising spending of 32% by new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders caused pressure throughout 2008, as the challenging mortgage environment and declining home prices worsened. In response to this environment, we suspended publication of our Atlanta Professional Home Guide in January 2008 and our Charlotte Professional Home Guide in December 2008.

Distribution Revenue

Distribution revenue, which relates to our distribution arm, DistribuTech, decreased by 7.3% during the year ended December 31, 2008 compared to the same period in 2007. There was a 0.9% increase in the number of pockets sold in our display racks; however, this growth was more than offset by an 8.2% decrease in the average revenue per pocket due to softness in demand. Our distribution revenue continues to be adversely impacted by the loss of business, particularly business from publishers within the resale home and automobile sales sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	For the Years Ended December 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses	2008	2007

	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$32,420	$34,655	$(2,235)	(6.4)%
Marketing and selling	75,722	81,064	(5,342)	(6.6)
Distribution and circulation	85,218	83,561	1,657	2.0
General and administrative expenses	48,700	57,747	(9,047)	(15.7)
Depreciation and amortization of property and equipment	14,475	12,612	1,863	14.8
Amortization of intangible assets	2,870	3,492	(622)	(17.8)
Provision for restructuring costs	5,238	10,496	(5,258)	(50.1)
Interest expense	19,338	77,660	(58,322)	(75.1)
Amortization of deferred financing costs	922	1,743	(821)	(47.1)
Other (income) loss, net	(2,821)	40,176	(42,997)	(107.0)

Total cost and expenses	$282,082	$403,206	$(121,124)	(30.0)%

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in both paper size and weight, as well as distribution optimization, partially offset by the increased cost of paper.

The decrease in marketing and selling expenses was primarily due to a reduction of approximately 60 employees compared to the prior year, resulting in a $4.0 million reduction in expense. In addition, other marketing-related activities declined $1.2 million.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $18.1 million, resulting from the completion of the relocation of our headquarters from New York to Norcross, audit and other professional fees of $2.6 million, and recovery, under our primary directors and officers liability insurance, of approximately $1.0 million of certain costs incurred prior to 2008 in connection with a derivative lawsuit that is described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements. These declines were partially offset by increases in compensation-related expense for our former and new CEOs of approximately $2.4 million, $5.2 million in costs incurred in the movement of our headquarters, $1.1 million in additional stock-based compensation expense, $1.9 million in bad debt expense and $1.9 million in additional legal expense, primarily to defend ourselves against the derivative lawsuit.

Depreciation and amortization of property and equipment increased primarily as a result of internal-use software being placed in service.

The provision for restructuring costs was lower due to a decrease of $5.5 million in severance expense for positions that were eliminated. This was offset by an increase of $0.2 million in lease-related expenses, consisting of an additional $0.8 million for office closures offset by a $0.6 million benefit in 2008 arising from revised estimates of future rent expense and sublease income from offices closed in 2007 and prior.

Interest expense decreased primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8  7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes due 2013 (the “8% Senior Notes”) and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. The decrease is also attributable to the redemption of the remaining $2.6 million in 8% Senior Notes outstanding during 2008. The decrease in interest expense was partially offset by an increase in interest related to borrowings against our Revolving Facility. See the discussion under “Liquidity, Capital and Other Resources.”

Other (income) loss, net increased due to a loss on debt redemptions, during 2007, for the debt instruments mentioned above of $44.3 million. The corresponding loss in 2008 was approximately $0.1 million. The 2008 amount also reflects the reversal of a $2.6 million annuity obligation to one of our former CEOs due to his death in 2008, which relieved us of any further obligation to him.

Income Taxes

During 2008, we recorded a benefit from income taxes related to continuing operations of $27.0 million, compared to $32.7 million in 2007, reflecting an effective rate of (122.6)% in 2008, compared to (37.0)% in 2007. The variance is primarily due to 2008 valuation allowance release of approximately $29.3 million on deferred tax assets. See the discussion under “Critical Accounting Policies and Estimates – Valuation Allowance for Deferred Tax Assets.”

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operating results of our divested entities as discontinued operations in the consolidated statement of operations for all periods presented.

We completed the sales of Channel One and Films Media Group, parts of the Education segment, during the second quarter of 2007. On August 1, 2007, we completed the sale of our Enthusiast Media segment. During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division. During 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in a gain of $1.3 million, net of tax benefits, and shut-down the remaining operations, resulting in a loss of approximately $0.8 million.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the years ended December 31, 2008 and 2007, as a result of the assignee’s performance, we recorded $3.0 million and $1.0 million in income, respectively, which is included in discontinued operations.

During the year ended December 31, 2008, we recorded a charge of $4.5 million in discontinued operations related to settlement of the CK Media litigation and $0.5 million related to the settlement of an unrelated case. Additionally, during the years ended December 31, 2008 and 2007, we recorded charges of $1.0 million and $2.0 million in discontinued operations, respectively, for various other litigation-related losses. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements in this Report for more information.

During the year ended December 31, 2008, we recognized a tax benefit of $16.3 million in discontinued operations, primarily as a result of our ability to carry back a projected 2008 NOL against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The current year NOL arises primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during 2008. We also recognized a tax benefit of $4.2 million in discontinued operations during the year ended December 31, 2008, primarily as a result of changes in our estimate of our ability to utilize certain NOLs to offset 2007 taxable income.

Discontinued operations for the years ended December 31, 2008 and 2007 includes revenue of $3.4 million and $358.8 million, respectively, and a (loss) income before taxes of $(9.2) million and $50.9 million, respectively, which excludes gain on sale of businesses. The gain on sale of businesses, net of tax, was $2.0 million and $459.1 million for the years ended December 31, 2008 and 2007, respectively.

2007 Compared to 2006

Consolidated Results

Revenue, Net

Revenue Component	For the Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2007	2006
	(Dollars in thousands)
Apartments	$206,424	$205,705	$719	0.3%
New Homes	50,740	46,269	4,471	9.7

Total advertising revenue	257,164	251,974	5,190	2.1
Distribution	57,636	55,955	1,681	3.0

Total revenue, net	$314,800	$307,929	$6,871	2.2%

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 80.3% of 2007 advertising revenue, experienced a slight revenue increase for the year, primarily due to an increase in Rentals.com revenue, which effectively offset a decline in Apartment Guide revenue due to a decrease of 7.5% in revenue per community.

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

During 2007, Apartment Guide benefited from reduced condominium conversion activity and more normalized occupancy rates. By the end of 2007, 28% of the Apartment Guide markets were selling in environments with high occupancies, which we consider to be 95% or higher. This compares to 50% in 2006.

New Homes

The New Home Guide and NewHomeGuide.com business, representing approximately 19.7% of 2007 advertising revenue, delivered strong results with total revenue growth of 9.7% in 2007. During 2007, we launched two New Home Guide publications in Richmond and Colorado Springs and a New Home Guide Professional Edition in Charlotte, which targeted real estate professionals. These new publications contributed to an increase of 13.9% in the number of communities served, which was partially offset by a decrease of 3.9% in revenue per community served.

Distribution Revenue

Distribution revenue increased by 3.0% in 2007 compared to 2006. This increase was primarily attributable to a 3.4% increase in the number of pockets sold in our display racks as the result of the addition of over 2,000 new retail locations during 2007. This growth was slightly offset by a 0.4% decrease in the average revenue per pocket, as most of the new pockets sold were in the lower levels of our racks, which command less revenue than the more desirable upper level. Our growth in distribution revenue was outpaced by the growth in our distribution costs resulting from the addition of new retail locations and the extension of national grocery chain relationships.

Costs and Expenses

Cost and Expenses Component	For the Years Ended December 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
	2007	2006
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$34,655	$35,963	$(1,308)	(3.6)%
Marketing and selling	81,064	76,432	4,632	6.1
Distribution and circulation	83,561	78,494	5,067	6.5
General and administrative expenses	57,747	66,800	(9,053)	(13.6)
Depreciation and amortization of property and equipment	12,612	11,501	1,111	9.7
Amortization of intangible assets	3,492	3,286	206	6.3
Provision for restructuring costs	10,496	1,306	9,190	703.7
Interest expense	77,660	126,940	(49,280)	(38.8)
Amortization of deferred financing costs	1,743	2,567	(824)	(32.1)
Other (income) loss, net	40,176	1,337	38,839	2,904.9

Total cost and expenses	$403,206	$404,626	$(1,420)	(0.4)%

The cost of goods sold decline was a result of lower printing costs due to the full year impact of more favorable printing contract renewals.

Marketing and selling expenses increased due to the full year impact of hiring sales personnel for Rentals.com and Apartment Guide.

Distribution and circulation expenses increased due to the addition to our DistribuTech distribution network of approximately 2,000 retail locations and extending national grocery chain relationships.

Other general and administrative expenses declined primarily due to reductions in our corporate overhead, mainly due to the transition of the New York corporate function to Norcross resulting from the sale of the Enthusiast Media segment and the majority of the Education segment in 2007.

The provision for restructuring costs increase related to the transition of corporate functions and was higher due to an increase of $7.2 million in severance expense for the positions that were eliminated and additional lease-related expenses of $2.0 million of as a result the relocation of our headquarters from New York to Norcross.

Interest expense decreased, primarily due to lower average debt levels, as during the third quarter of 2007, we repaid all $492.5 million in principal of our term loan, redeemed all $410.0 million in principal of our 8 7/8% Senior Notes due 2011, redeemed $292.2 million in principal of our 8% Senior Notes and redeemed all $122.5 million in principal of our Senior Floating Rate Notes due 2010. This decrease was partially offset by higher interest rates.

In connection with these debt redemptions, we recorded a loss in other (income) loss, net of approximately $44.3 million, including the write-off of deferred financing costs of approximately $8.7 million.

Income Taxes

During 2007, we recorded a benefit from income taxes of $32.7 million, compared to $31.6 million in 2006, reflecting an effective rate of (37.0)% in 2007, compared to (32.7)% in 2006. The increase was due to a smaller pre-tax loss, offset by changes in the deferred tax asset valuation allowance, changes in state and local taxes, and other less significant changes.

Discontinued Operations

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

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division.

Discontinued operations for the years ended December 31, 2007 and 2006 includes revenue of $358.8 million and $741.5 million, respectively, and income before taxes of $50.9 million and $67.4 million, respectively, which excludes gain on sale of businesses. The gain on sale of businesses, net of tax, was $459.1 million and $62.4 million for the years ended December 31, 2007 and 2006, respectively.

Liquidity, Capital and Other Resources

During 2008, we reduced long-term debt by $2.0 million, primarily through the scheduled repayment of principal. At December 31, 2008, we had cash and cash equivalents and unused credit facilities of $102.4 million, as further detailed below under Financing Arrangements, compared to $106.4 million as of December 31, 2007. The use of this cash and unused credit facilities is subject to customary conditions contained in our debt agreements. Our asset sales, debt redemptions and investment in organic growth have facilitated our objective to become a better strategically focused company, while strengthening our balance sheet and improving liquidity.

In September 2008, we borrowed $13.2 million against our revolving credit facility and did not repay it by year-end. At December 31, 2008, the remaining availability under the revolving credit facility is approximately $71.0 million, which also reflects letters of credit outstanding and an effective reduction in available borrowing capacity related to the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Inc. (“Lehman”), a participating lender in the $100.0 million facility. Lehman’s commitment under the revolving credit facility is $12.0 million. Our ability to borrow under our revolving credit facility could be further impaired if any other participating lender in the facility were unwilling or unable to honor its contractual obligation to lend to us.

As is more fully described under Financing Arrangements below, we have required debt repayments, including capital leases, of $3.0 million during the next 12 months, which does not include the $13.2 million balance outstanding under our revolving credit facility. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt, and other anticipated expenditures for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $11.5 million at December 31, 2008, compared to $(0.3) million at December 31, 2007. The increase in working capital was primarily due to an increase in our current deferred tax assets resulting from the partial release of our deferred tax asset valuation allowance as well as the current deferred tax asset resulting from our 2008 NOL that we expect to carryback in order to offset 2007 taxable income. The deferred tax assets are classified as current because we expect to realize the benefit within the next twelve months.

Cash Flow—2008 Compared to 2007

Net cash provided by operating activities was $21.1 million in 2008, compared to net cash used in operating activities of $45.5 million in 2007. This increase in cash flow from operating activities was primarily due to less cash paid for interest and taxes of $70.7 million and $34.0 million, respectively, offset by less cash flows provided by operating activities of businesses that were discontinued and sold in 2007 and the first half of 2008. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Cash Flows from Investing Activities

Our cash flows provided by investing activities are summarized as follows:

	Years Ended December 31,		$ Change
	2008	2007
	(Dollars in thousands)
Purchases of available for sale securities	$—	$(247,426)	$247,426
Proceeds from sales of available for sale securities	15,425	232,001	(216,576)
Payments for equity investments	(14)	—	(14)
Additions to property and equipment	(12,977)	(20,352)	7,375
Proceeds from sales of businesses	2,389	1,352,626	(1,350,237)
Payments related to the sale of businesses	(4,355)	(21,420)	17,065
Payments for businesses acquired, net of cash acquired	—	(34,129)	34,129
Proceeds from sale of other investments	—	289	(289)

Net cash provided by investing activities	$468	$1,261,589	$(1,261,121)

The decrease in net cash provided by investing activities was primarily due to the cash proceeds received from the sale of the Enthusiast Media segment and most of the Education segment during 2007.

Cash Flows from Financing Activities

Our cash flows used in financing activities are summarized as follows:

	Years Ended December 31,		$ Change
	2008	2007
	(Dollars in thousands)
Payment of dividend on common stock	$(12,359)	$(95,010)	$82,651
Net borrowings under revolving credit facility	13,200	—	13,200
Borrowings under credit agreements	—	282,800	(282,800)
Repayments of borrowings under credit agreements	(2,500)	(528,800)	526,300
Capital lease payments	(506)	(739)	233
Payments for redemption of senior notes	(2,679)	(859,735)	857,056
Deferred financing costs paid	—	(6,287)	6,287
Proceeds from issuances of common stock, net	42	722	(680)
Other	(1)	(114)	113

Net cash used in financing activities	$(4,803)	$(1,207,163)	$1,202,360

This decrease in net cash used in financing activities was primarily due to net borrowings in 2008 of $7.5 million compared to net repayment of debt of approximately $1,106.4 million in 2007, as well as a decrease in cash dividends paid on our common stock of $82.7 million.

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

Cash Flows from Investing Activities

Our cash flows provided by investing activities are summarized as follows:

	Years Ended December 31,		$ Change
	2007	2006
	(Dollars in thousands)
Purchases of available for sale securities	$(247,426)	$—	$(247,426)
Proceeds from sales of available for sale securities	232,001	—	232,001
Additions to property and equipment	(20,352)	(26,762)	6,410
Proceeds from sales of businesses	1,352,626	152,348	1,200,278
Payments related to the sale of businesses	(21,420)	—	(21,420)
Payments for businesses acquired, net of cash acquired	(34,129)	(23,858)	(10,271)
Proceeds from sale of other investments	289	1,300	(1,011)

Net cash provided by investing activities	$1,261,589	$103,028	$1,158,561

The increase in net cash provided by investing activities was primarily due to the sale of the Enthusiast Media segment and most of the Education segment during 2007. The proceeds from the sale of businesses (net of payments related to the sale of business) increased approximately $1,178.9 million in 2007.

Cash Flows from Financing Activities

Our cash flows used in financing activities are summarized as follows:

	Years Ended December 31,		$ Change
	2007	2006
	(Dollars in thousands)
Payment of dividend on common stock	$(95,010)	$—	$(95,010)
Borrowings under credit agreements	282,800	271,100	11,700
Repayments of borrowings under credit agreements	(528,800)	(288,100)	(240,700)
Capital lease payments	(739)	(2,448)	1,709
Payments for redemption of senior notes	(859,735)	(122,968)	(736,767)
Deferred financing costs paid	(6,287)	—	(6,287)
Proceeds from issuances of common stock, net	722	426	296
Other	(114)	(216)	102

Net cash used in financing activities	$(1,207,163)	$(142,206)	$(1,064,957)

The increase in net cash used in financing activities is primarily due to the increase in repayment of debt of approximately $977.5 million in 2007, as well as cash dividends paid on our common stock of $95.0 million.

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

Free cash flow is not intended to represent cash flows from operating activities as determined in conformity with GAAP. Free cash flow, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate free cash flow in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies.

The following table presents our free cash flow:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$21,096	$(45,545)	$37,751
Additions to property and equipment	(12,977)	(20,352)	(26,762)
Capital lease payments	(506)	(739)	(2,448)

Free cash flow	$7,613	$(66,636)	$8,541

Our free cash flow improved in 2008, primarily due to the lower cash paid for income taxes, primarily related to divestitures, lower debt service, due to a lower average balance of debt outstanding, and by lower additions to property and equipment. This was partially offset by the fact that, for purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

On August 1, 2007, we completed the financing for a $350.0 million senior secured bank credit facility. The new bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). We capitalized approximately $6.3 million of financing costs associated with the new credit facilities. Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The weighted-average interest rate on the Revolving Facility at December 31, 2008 was 2.46%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The weighted-average interest rate on the Term Loan B Facility at December 31, 2008 was 3.62%. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. discussed above, we believe the aggregate commitments available to us under the Revolving Facility have been effectively reduced to $88.0 million.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of approximately $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and ending on June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we are required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding. We had derivative financial instruments with a notional amount equal to 90.9% of the unpaid principal balance of the Term Loan B Facility in a designated hedging relationship at December 31, 2008.

The bank credit facilities consisted of the following as of December 31, 2008 (dollars in thousands):

	Revolver	Term B	Total
Bank credit facilities(1)	$88,000	$247,500	$335,500
Borrowings outstanding	(13,200)	(247,500)	(260,700)
Letters of credit outstanding	(3,834)	—	(3,834)

Unused bank commitments	$70,966	$—	$70,966

(1)	As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. discussed above, we believe the aggregate commitments available to us under the Revolving Facility have been effectively reduced from $100.0 million to $88.0 million.

Under the new bank credit facilities agreement, we have agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on our debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The weighted-average of our commitment fees under the new bank credit facilities agreement for 2008 and for the five months it was outstanding during 2007 was 0.32% and 0.36%, respectively. We also have agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, we may pay amendment fees under our bank credit facilities agreement.

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

Revolving Facility

In June 2008, we borrowed $5.0 million against our Revolving Facility, which was repaid in July 2008. In September 2008, we borrowed $13.2 million against our Revolving Facility, which remained outstanding at year-end.

8% Senior Notes

On May 15, 2008, we redeemed the remaining $2.6 million in 8% Senior Notes due 2013 outstanding. The Notes were redeemed at a 4% premium of the outstanding aggregate principal amount, which was approximately $0.1 million, plus accrued and unpaid interest thereon until the redemption date. We did not incur any early termination penalties in connection with the redemption of the 8% Senior Notes beyond the 4% redemption premium.

Interest Rate Swaps

As of December 31, 2008, we were party to five interest rates swaps with an aggregate notional amount of $225.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. One of the interest rate swaps with a notional amount of $50.0 million matures on December 31, 2010; two with an aggregate notional amount of $75.0 million mature on December 31, 2009, and two with an aggregate notional amount of $100.0 million mature on September 30, 2009.

Contractual Obligations

Our contractual obligations as of December 31, 2008 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than1 year	1-3 years	4-5 years	After 5 years

	(Dollars in thousands)
Long-term debt obligations, including current portion(1)	$247,500	$2,500	$5,000	$5,000	$235,000
Capital lease obligations, including current portion	1,076	544	521	11	—
Interest on capital lease obligations	282	194	88	—	—
Operating lease obligations(2)	119,437	20,540	36,091	30,638	32,168
Retail display allowances	98,440	46,405	40,340	9,054	2,641
Workplace Learning lease obligations(3)	10,786	3,099	3,963	1,790	1,934

Total	$477,521	$73,282	$86,003	$46,493	$271,743

(1)	Interest related to our long-term debt obligations are variable in nature, and interest payments have been excluded from this table. The interest rate on these obligations resets quarterly and had a weighted-average rate of 3.62% at December 31, 2008. See the discussion above under Bank Credit Facilities.

(2)	Future rental commitments for operating leases have not been reduced by minimum noncancelable sublease income aggregating $62.6 million as of December 31, 2008. Operating lease obligations include restructuring liabilities.

(3)	Amounts represent the present value of expected future net payments related to Workplace Learning lease obligations. See Contingencies and Other discussion below for further detail.

The contractual obligations table above does not reflect any of our $83.6 million in unrecognized tax benefits at December 31, 2008, which resulted in a recorded liability of $22.8 million that has been accrued in accordance with FIN 48 because we are unable to determine when, or if, payment of these amounts will be made.

We had $13.2 million in borrowings outstanding at December 31, 2008 under our Revolving Facility. The interest rate is variable in nature and resets quarterly. It was 2.46% at December 31, 2008. The Revolving Facility does not have a scheduled repayment date, and both the amount outstanding and the related interest payments have been excluded from this table. See discussion above on Bank Credit Facilities.

We have other commitments in the form of letters of credit of $3.8 million aggregate face value, which expire on or before December 31, 2008.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of November 2008, our senior debt ratings from Moody’s and Standard and Poor’s were Ba3 and BB, respectively.

We announced on March 12, 2009 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on March 31, 2009, to stockholders of record on March 23, 2009. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on such factors as available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

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

Under our bank credit facilities agreement, we are allowed to designate certain businesses as unrestricted subsidiaries to the extent that the value of those businesses does not exceed the permitted amounts, as defined in these agreements. We have designated certain of our businesses as unrestricted (the “Unrestricted Group”), which represent primarily Internet businesses, trademark and content licensing and service companies, new launches (including traditional start-ups), other properties under evaluation for turnaround or shutdown, and foreign subsidiaries. Indebtedness under the bank credit facilities agreement is guaranteed by each of our domestic subsidiaries in the Restricted Group in accordance with the provisions and limitations of our bank credit facilities agreement. The guarantees are full, unconditional, and joint and several. The Unrestricted Group does not guarantee the bank credit facilities. For purposes of determining compliance with certain financial covenants under our bank credit facility, the Unrestricted Group’s results (positive or negative) are not reflected in the consolidated EBITDA of the Restricted Group which, as defined in the bank credit facilities agreement, excludes losses of the Unrestricted Group, non-cash charges and restructuring charges and is adjusted primarily for the trailing four quarters’ results of acquisitions and divestitures and estimated savings for acquired businesses.

The calculation of our leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as our consolidated debt divided by the EBITDA of the Restricted Group. As of December 31, 2008, this leverage ratio was approximately 3.2 to 1, compared to 2.9 to 1 at December 31, 2007.

Contingencies and Other

We are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements in Item 8 of this Report for a description of certain of these lawsuits, including a description of the settlement of a lawsuit related to the divestiture of our Crafts Group in 2006. As discussed in Note 20, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on our consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

As of and for the year ended December 31, 2008, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. We received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse us for lease payments made (the “Guaranty”). In the first half of 2006, we made payments on behalf of Workplace Learning pursuant to our secondary liability. During the second quarter of 2006, we recorded a liability for the fair value of the lease payments, net of sublease income, related to our secondary liability on the lease payments. At that time, we also recorded a receivable of $10.0 million for the amount due from the third-party guarantor for the lease payments. As a result of recording the receivable and liability during the second quarter of 2006, we recorded a charge of approximately $7.2 million to discontinued operations. In the second half of 2006, we commenced a lawsuit to collect on the Guaranty. During the fourth quarter of 2006, we determined that it was not probable that the third party would remit payment, as required under the Guaranty, and we fully reserved for the $10.0 million receivable with a charge to discontinued operations as of December 31, 2006. We continue to exercise all available legal remedies against the third-party guarantor and to fulfill our secondary obligation regarding the Workplace Learning lease.

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

As of December 31, 2008, we have recorded a total liability of $10.8 million for the fair value of the future lease payments, net of estimated sublease income, in the consolidated balance sheet.

Stock Repurchase Plan

On December 4, 2008, our Board of Directors authorized a program to repurchase up to $5.0 million of our common stock over the next 12 months. Under the terms of the repurchase program, we may repurchase shares in open market purchases or through privately negotiated transactions. We expect to use cash on hand to fund repurchases of our common stock. As of December 31, 2008, we had not repurchased any shares under the plan, and $5.0 million remained available for share repurchases. See Note 23, “Subsequent Events,” to the consolidated financial statements in this Report for more information.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” to the consolidated financial statements, which is included in Item 8 of this Report.

Impact of Inflation and Other Costs

Our largest exposure to inflation relates to the cost of paper. The cost of paper increased in 2008 compared to 2007, rising in the second quarter by 6.3% and again by 3.8% in the fourth quarter. We presently anticipate slight decreases in paper prices in 2009.

Seasonality

Our operations are minimally seasonal in nature.

•	The majority of our sales comprise contracts with a duration of 12 months or longer.
•	We experience modest seasonality in our single-unit real estate listing as that business declines in the winter months. This business represents a relatively small part of the total business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $247.5 million at December 31, 2008. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions at December 31, 2008. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Changes in Interest Expense
	December 31,
Interest Rate Change (in Basis Points)	2008	2007
	(Dollars in thousands)
+100	$466	$491
+50	233	245
-50	(233)	(245)
-100	(466)	(491)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Data

The following is selected unaudited consolidated financial data for the Company for the indicated periods:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue, net	$77,488	$76,794	$76,414	$73,409	$304,105
Gross profit	68,744	68,527	68,420	65,994	271,685
(Provision) benefit for income taxes	(1,002)	(1,267)	(128)	29,401	27,004

Income from continuing operations	$2,214	$3,474	$8,648	$34,691	$49,027
Discontinued operations, net of tax	11,383	(1,544)	3,312	(2,710)	10,441

Net income	$13,597	$1,930	$11,960	$31,981	$59,468

Basic and diluted (loss) income per common share(1):
Continuing operations	$0.05	$0.08	$0.20	$0.78	$1.11
Discontinued operations	0.26	(0.04)	0.07	(0.06)	0.24

Net income	$0.31	$0.04	$0.27	$0.72	$1.35

Basic common shares outstanding (weighted-average)	44,171,917	44,174,533	44,175,009	44,184,134	44,176,398
Diluted common shares outstanding (weighted-average)	44,203,993	44,189,055	44,188,562	44,208,750	44,197,590

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue, net	$76,900	$78,511	$80,256	$79,133	$314,800
Gross profit	68,154	69,760	71,208	71,023	280,145
Benefit (provision) for income taxes.	5,876	8,780	21,214	(3,142)	32,728

(Loss) income from continuing operations	$(13,175)	$(11,109)	$(36,357)	$4,963	$(55,678)
Discontinued operations, net of tax	117,829	16,782	430,109	(17,597)	547,123

Net income (loss)	$104,654	$5,673	$393,752	$(12,634)	$491,445

Basic and diluted (loss) income per common share(1):
Continuing operations	$(0.30)	$(0.25)	$(0.82)	$0.11	$(1.26)
Discontinued operations	2.68	0.38	9.74	(0.40)	12.40

Net income (loss)	$2.38	$0.13	$8.92	$(0.29)	$11.14

Basic common shares outstanding (weighted-average)	44,086,888	44,098,131	44,137,802	44,152,950	44,118,943
Diluted common shares outstanding (weighted-average)	44,086,888	44,098,131	44,137,802	44,259,053	44,118,943

(1)	Basic and diluted income (loss) per common share amounts have been computed using the weighted-average number of shares indicated below and, in all cases, round to the amounts presented.

Correction of Cash Flows from Operating and Investing Activities

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company discovered an error in its reporting of cash flows from operating and investing activities in its consolidated statement of cash flows in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2008. The Company improperly included the final adjustment to the net proceeds from the sale of its Enthusiast Media segment as an operating activity rather than an investing activity. This error had no impact on the Company’s consolidated balance sheet, consolidated statement of operations or cash flows from financing activities for any period.

The error resulted in an understatement of cash flows from operating activities and a corresponding overstatement of cash flows from investing activities for the nine months ended September 30, 2008.

A summary of the effects of the correction of this error is as follows (dollars in thousands):

For the Nine Months Ended September 30, 2008	As Reported	Correction Adjustment	As Corrected
STATEMENT OF CASH FLOWS
Changes in operating assets and liabilities	$(46,269)	$4,355	$(41,914)
Net cash (used in) provided by operating activities	(320)	4,355	4,035
Payments related to the sale of businesses	—	(4,355)	(4,355)
Net cash provided by investing activities	9,896	(4,355)	5,541

When the Company files its Quarterly Report on Form 10-Q for the period ended September 30, 2009, it will correct the amounts reported for 2008 consistent with the “As Corrected” amounts above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PRIMEDIA Inc.

Norcross, Georgia

We have audited the accompanying consolidated balance sheet of PRIMEDIA Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRIMEDIA Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of December 31, 2006 and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 16, 2009

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
	2008	2007
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$31,470	$14,709
Available for sale securities	—	15,425
Accounts receivable (net of allowance for doubtful accounts of $1,528 and $1,271, respectively)	27,983	27,692
Inventories	936	742
Prepaid expenses and other	26,545	8,155
Deferred tax asset, net	2,102	—
Assets of businesses held for sale	—	5,793

Total current assets	89,036	72,516
Property and equipment (net of accumulated depreciation and amortization of $83,203 and $82,760, respectively)	18,765	18,424
Intangible assets, net	23,637	26,426
Goodwill	129,305	129,286
Deferred tax asset—non-current, net	12,867	—
Other non-current assets	12,544	10,212

Total assets	$286,154	$256,864

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$14,792	$11,874
Accrued expenses and other	44,491	51,291
Deferred revenue	1,990	1,942
Revolving credit facility	13,200	—
Current maturities of long-term debt and capital lease obligations	3,045	5,262
Liabilities of businesses held for sale	—	2,484

Total current liabilities	77,518	72,853
Long-term debt	245,531	247,575
Deferred revenue	9,350	11,050
Deferred income tax liability—non-current, net	—	12,264
Other non-current liabilities	51,043	56,947

Total liabilities	383,442	400,689
Commitments and contingencies (Note 20)

Stockholders’ deficiency:
Common stock—par value $0.01; 350,000,000 shares authorized; 45,595,618 and 45,572,518 shares issued, respectively; 44,188,550 and 44,165,450 shares outstanding, respectively
	455	455
Additional paid-in capital (including warrants of $31,690 at December 31, 2008 and 2007)	2,372,578	2,370,428
Accumulated deficit	(2,389,610)	(2,436,719)
Common stock in treasury, at cost (1,407,068 shares at December 31, 2008 and 2007)	(75,877)	(75,877)
Accumulated other comprehensive loss	(4,834)	(2,112)

Total stockholders’ deficiency	(97,288)	(143,825)

Total liabilities and stockholders’ deficiency	$286,154	$256,864

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$250,704	$257,164	$251,974
Distribution	53,401	57,636	55,955

Total revenue, net	304,105	314,800	307,929

Costs and expenses:

Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	32,420	34,655	35,963
Marketing and selling	75,722	81,064	76,432
Distribution and circulation	85,218	83,561	78,494
General and administrative expenses	48,700	57,747	66,800
Depreciation and amortization of property and equipment	14,475	12,612	11,501
Amortization of intangible assets	2,870	3,492	3,286
Provision for restructuring costs	5,238	10,496	1,306
Interest expense	19,338	77,660	126,940
Amortization of deferred financing costs	922	1,743	2,567
Other (income) loss, net	(2,821)	40,176	1,337

Total costs and expenses	282,082	403,206	404,626

Income (loss) from continuing operations before benefit for income taxes	22,023	(88,406)	(96,697)
Benefit for income taxes	27,004	32,728	31,583

Income (loss) from continuing operations	49,027	(55,678)	(65,114)

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $2,049, $459,135 and $62,401, respectively)	10,441	547,123	103,344
Cumulative effect of change in accounting principle, net of tax	—	—	22

Net income	$59,468	$491,445	$38,252

Basic and diluted earnings (loss) per common share:
Continuing operations	$1.11	$(1.26)	$(1.48)
Discontinued operations	0.24	12.40	2.35
Cumulative effect of change in accounting principle	—	—	0.00

Net income	$1.35	$11.14	$0.87

Dividends declared per share of common stock outstanding	$0.28	$2.15	$—

Weighted-average basic shares of common stock outstanding	44,176,398	44,118,943	43,997,665

Weighted-average diluted shares of common stock outstanding	44,197,590	44,118,943	43,997,665

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency
	(Dollars in thousands, except per share data)
Balance at January 1, 2006	45,359,813	$454	$2,365,339	$(2,861,645)	$(75,877)	$—	$(571,729)
Comprehensive income:
Net income	—	—	—	38,252	—	—	38,252

Total comprehensive income							38,252
Cumulative effect of change in accounting principle, net of tax	—	—	(352)	6,365	—	—	6,013
Non-cash charges for stock-based compensation	—	—	3,808	—	—	—	3,808
Issuances of common stock, net	115,714	1	425	—	—	—	426

Balance at December 31, 2006	45,475,527	455	2,369,220	(2,817,028)	(75,877)	—	(523,230)
Comprehensive income (loss):
Net income	—	—	—	491,445	—	—	491,445
Other comprehensive loss
Net unrealized losses on cash flow hedges	—	—	—	—	—	(2,112)	(2,112)

Total comprehensive income							489,333
Cumulative effect of change in accounting principle				(16,126)			(16,126)
Non-cash charges for stock-based compensation	—	—	486	—	—	—	486
Issuances of common stock, net	96,991	—	722	—	—	—	722
Cash dividends declared on common stock ($2.15 per share)	—	—	—	(95,010)	—	—	(95,010)

Balance at December 31, 2007	45,572,518	455	2,370,428	(2,436,719)	(75,877)	(2,112)	(143,825)
Comprehensive income (loss):
Net income	—	—	—	59,468	—	—	59,468
Other comprehensive loss, net of tax
Net unrealized losses on cash flow hedges	—	—	—	—	—	(2,722)	(2,722)

Total comprehensive income							56,746
Non-cash charges for stock-based compensation	—	—	2,108	—	—	—	2,108
Issuances of common stock, net	23,100	—	42	—	—	—	42
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(12,359)	—	—	(12,359)

Balance at December 31, 2008	45,595,618	$455	$2,372,578	$(2,389,610)	$(75,877)	$(4,834)	$(97,288)

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating activities:
Net income	$59,468	$491,445	$38,252
Cumulative effect of change in accounting principle, net of tax	—	—	(22)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,407	19,692	54,448
Impairment on investments	914	—	—
Gain on sales of businesses, net	(2,049)	(459,135)	(62,376)
Accretion of acquisition obligation and other	—	3,240	(830)
Stock-based compensation	2,108	486	3,808
Deferred income taxes	(27,233)	(59,796)	(6,526)
Loss on redemption of debt	103	44,339	2,598
Bad debt expense	3,817	3,282	5,518
Loss on disposal of property and equipment	1,251	5,963	—
(Increase) decrease in:
Accounts receivable, net	(2,310)	(7,226)	855
Inventories	(194)	2,868	5,894
Prepaid expenses and other	(21,162)	(351)	(7)
Increase (decrease) in:
Accounts payable	2,690	(4,870)	(2,045)
Accrued expenses and other	(7,157)	(87,392)	(14,746)
Deferred revenue	(1,652)	(1,726)	1,538
Other non-current liabilities	(5,910)	442	6,264
Other, net	5	3,194	5,128

Net cash provided by (used in) operating activities	21,096	(45,545)	37,751

Investing activities:
Purchases of available for sale securities	—	(247,426)	—
Proceeds from sales of available for sale securities	15,425	232,001	—
Payments for equity investments	(14)	—	—
Additions to property and equipment	(12,977)	(20,352)	(26,762)
Proceeds from sales of businesses	2,389	1,352,626	152,348
Payments related to the sale of businesses	(4,355)	(21,420)	—
Payments for businesses acquired, net of cash acquired	—	(34,129)	(23,858)
Proceeds from sale of other investments	—	289	1,300

Net cash provided by investing activities	468	1,261,589	103,028

Financing activities:
Payment of dividends on common stock	(12,359)	(95,010)	—
Net borrowings under revolving credit facility	13,200	—	—
Borrowings under credit agreements	—	282,800	271,100
Repayments of borrowings under credit agreements	(2,500)	(528,800)	(288,100)
Capital lease payments	(506)	(739)	(2,448)
Payments for redemption of senior notes	(2,679)	(859,735)	(122,968)
Deferred financing costs paid	—	(6,287)	—
Proceeds from issuances of common stock, net	42	722	426
Other	(1)	(114)	(216)

Net cash used in financing activities	(4,803)	(1,207,163)	(142,206)

Increase (decrease) in cash and cash equivalents	16,761	8,881	(1,427)
Cash and cash equivalents, beginning of period	14,709	5,828	7,255

Cash and cash equivalents, end of period	$31,470	$14,709	$5,828

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$19,323	$90,037	$128,819

Cash paid for income taxes, net of refunds received	$7,746	$41,755	$4,504

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$1,321	$—	$—

Businesses acquired:
Fair value of assets acquired	$—	$34,435	$25,205
(Liabilities assumed) net of deferred purchase price payments	—	(306)	(1,347)

Payments for businesses acquired, net of cash acquired	$—	$34,129	$23,858

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.    Description of Business

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company,” unless the context implies otherwise. PRIMEDIA is an integrated media company that publishes and distributes advertising-supported print and online consumer guides, primarily for the apartment and other rental property sectors of the residential real estate industry in the United States. The print and online guides are provided free of charge to end users, and printed guides are distributed through the Company’s proprietary distribution network, which also provides distribution services to third-party publications.

The Company has traditionally managed its portfolio of media assets by opportunistically seeking to divest of assets no longer part of its overall strategy, including its Enthusiast Media, Education and Business Information segments and its Auto Guides division. As a result, the Company has one remaining segment, Consumer Guides, and one reporting unit.

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

Basis of Presentation. The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year editorial costs have been reclassed to cost of goods sold, and certain prior year liabilities reported in accounts payable have been reclassed to accrued expenses and other in order to conform to the current year presentation.

Cash and Cash Equivalents. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2008, cash equivalents include money market accounts.

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

Concentrations of Credit Risk. Substantially all of the Company’s trade receivables are from advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposure outstanding as of December 31, 2008.

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

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Consistent with SFAS No. 142, the Company does not amortize goodwill and indefinite-lived intangible assets, primarily trademarks, but subjects them to impairment tests, at least annually. All other intangible assets are amortized over their estimated useful lives, primarily on a straight-line basis. The Company’s annual impairment testing date for goodwill and indefinite-lived intangible assets is October 31. Testing is conducted using a fair value approach (at a reporting unit level for goodwill). A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company are assigned to reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting units and are considered in determining the fair value of the reporting units. Fair value is determined by calculating the present value of management’s best estimate of future cash flows at the reporting unit or for the asset as applicable. The Company uses a discount rate that represents its weighted-average cost of capital (13% for 2008 and 9.5% for 2007). The fair value is compared to the carrying value of the reporting unit, or of the asset, as applicable. As long as the fair value is greater, there is no impairment.

In addition to the annual impairment test, an assessment is also required whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Except as indicated in Note 3, the Company’s impairment testing under SFAS No. 142 did not result in any impairments for any periods presented.

Long-Lived Assets. Consistent with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events and circumstances indicate assets might be impaired. When such reviews are conducted, the Company uses an estimate of undiscounted cash flows over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of an asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for the accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book basis and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, respectively. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits. A significant portion of the Company’s deferred tax assets are net operating loss carryforwards (“NOLs”), which have lives of up to 20 years. When, in the opinion of management, it is “more likely than not” that deferred tax assets will be realized, no valuation allowance is established for those deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that, in order to be recognized, tax benefits must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between the amounts recognized in the balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, under the prospective method. Upon the adoption of SFAS No. 123, the Company began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, giving effect to anticipated forfeitures of awards. The Company elected the modified prospective transition method, which requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date.

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

The Company calculates the grant date fair value of employee stock options using the Black-Scholes pricing model. The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate of its employee stock options.

The Company recognizes the cost of graded-vesting stock-based compensation awards expected to vest on a straight-line basis over the requisite service period.

Revenue Recognition. Advertising revenue is recognized ratably over the term of the contract with advertisers. Distribution revenue is recognized ratably over the term of the contract with third-party publishers.

Barter Transactions. The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and distribution-related expenses. Revenue and related expenses from barter transactions are recorded at fair value in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions, as amended by SFAS No. 153, Exchanges of Nonmonetary Assets, Emerging Issues Task Force Issue (“EITF”) No. 93-11, Accounting for Barter Transactions Involving Barter Credits, EITF No. 99-17, Accounting for Advertising Barter Transactions, and EITF No. 01-2, Interpretations of APB No. 29. Revenue from barter transactions was approximately $1.8 million, $2.5 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, with approximately equal related expense amounts in each year.

Cost of Goods Sold. Costs of goods sold is comprised of paper, printing and editorial costs, which include the cost of artwork, graphics, prepress and photography for new advertising, and which are expensed as incurred.

Internal-Use Software. In compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in compliance with SOP 98-1 and EITF No. 00-2, Accounting for Web Site Development Costs, direct internal and external costs associated with the development of the features and functionality of the Company’s web sites incurred during the application and infrastructure development phase have been capitalized and are included in property and equipment, net in the consolidated balance sheet. Typical capitalized costs include, but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names, and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to two years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 144.

Derivative Financial Instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative financial instruments in the consolidated balance sheet at their fair value in prepaid expenses and other or other non-current assets and in accrued expenses and other or other non-current liabilities. Changes in fair value are recorded each period in operations or AOCI, depending upon the purpose for using the derivative financial instrument and its qualification, designation and effectiveness as a hedging instrument. Under SFAS No. 133, the Company may designate a derivative financial instrument as a hedging instrument in either a cash flow or a fair value hedging relationship.

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

Derivative financial instruments that are designated to hedge the variability in expected future cash flows of forecasted transactions are considered cash flow hedges. The effective portion of the change in fair value of the derivative financial instrument is recorded in AOCI and reclassified into operations during the period in which the hedged transaction occurs. Any ineffectiveness in an effective hedging relationship is recorded in current period operations within the related revenue or expense line of the hedged item.

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

Derivative financial instruments and hedging activities—business perspective. The Company utilizes derivative financial instruments, including interest rate swaps, to manage interest rate risks associated with its debt facilities. As of December 31, 2008, the Company’s derivative financial instrument positions were comprised of interest rate swap agreements, which were designated in cash flow hedging relationships. The Company does not use derivative financial instruments for speculative purposes.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which are intended to make the measurement of fair value more consistent and comparable across companies.

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

The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2 (see Note 19 for information and related disclosures regarding the Company’s fair value measurements).

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

Effect of Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin summarizes the SEC staff’s view regarding the process of quantifying financial statement misstatements. SAB No. 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of accumulated deficit in the year of adoption. SAB No. 108 became effective for reporting periods ending after November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006 and identified three matters for consideration under this bulletin.

The first was identified trademarks related to inactive publications, which were not written off in the years that they became inactive (2002—2005). Management believes that this error, totaling approximately $5.3 million, net of deferred tax liabilities, was not material to the consolidated financial statements of the prior years. However, management does believe that this error was material to its consolidated financial statements for 2006 and upon adoption of SAB No. 108, recorded a cumulative effect adjustment as of January 1, 2006, which increased accumulated deficit by approximately $5.3 million and as a result, reduced intangible assets by approximately $6.9 million and deferred tax liabilities by approximately $1.6 million.

The second was a conclusion that, based on applicable tax regulations, a worthless stock deduction associated with the divestiture of PRIMEDIA Business Magazines and Media, should have been considered in the 2005 provision for income taxes calculation. This benefit would have reduced the Company’s total provision for income taxes by approximately $4.2 million. Management believes that this error was not material to the consolidated financial statements of the prior year. However, management does believe that this error was material to its consolidated financial statements for 2006 and upon adoption of SAB No. 108, recorded a cumulative effect adjustment as of January 1, 2006, which reduced accumulated deficit by approximately $4.2 million.

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

SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within these fiscal years, beginning after November 15, 2008, with early adoption encouraged. In years after initial adoption, SFAS No. 161 requires comparative disclosures only for periods subsequent to initial adoption. The enhanced disclosures required by this statement will not have a material impact on the Company’s financial condition, results of operations and cash flows.

FASB Staff Position FAS 142-3

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

FSP EITF 03-6-1

In June 2008, the FASB issued FAS EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2008, and it requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its results of operations.

Note 3.    Divestitures

The Company has classified the results of divested entities as discontinued operations in accordance with SFAS No. 144.

2005

During 2005, the Company decided to pursue the sales of its Crafts and History groups, part of the Enthusiast Media segment, and to discontinue the operations of its Software on Demand division, part of the Education segment. The Company completed the sale of the History group during 2006 for $17.0 million, resulting in a gain of $13.7 million. The sale of the Crafts group was completed in 2006 for $132.0 million, resulting in a gain of $54.6 million.

2006

In 2006, the Company classified as discontinued operations and completed the sale of the Gems group, part of the Enthusiast Media segment.

During the fourth quarter of 2006, the Company announced that it had agreed to sell its Outdoors group, part of the Enthusiast Media segment, which consisted primarily of its hunting, fishing and shooting titles, for $170.0 million in cash. The transaction was completed in 2007 and resulted in a gain of $57.5 million. Additionally, during 2006, the Company announced that it would classify the results of operations of its Education segment as discontinued operations, due to the Company actively pursuing the sale of this segment. The Company’s Education segment was comprised of Channel One, a proprietary network for secondary schools, Films Media Group, a leading source of educational video, and PRIMEDIA Healthcare, a medical education business. During the second quarter of 2007, the Company completed the sale of Channel One at a loss of $7.1 million and completed the sale of Films Media Group for a gain of $0.2 million. The assets and liabilities of PRIMEDIA Healthcare are included in assets and liabilities of businesses held for sale in the consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

2007

In February 2007, the Company announced its intent to explore the sale of its Enthusiast Media segment, and on August 1, 2007, it completed the sale for $1,177.9 million, resulting in a gain of approximately $461.0 million. The Company applied the proceeds from the sale to pay down debt.

In the fourth quarter of 2007, the Company classified the results of operations of its Auto Guides division as discontinued operations, due to its intent to sell or shut down the operations of the Auto Guides division in 2008. The assets and liabilities of the Auto Guides division are included in assets and liabilities of businesses held for sale in the consolidated balance sheet as of December 31, 2007 (see Held for Sale discussion below).

2008

During 2008, the Company sold certain assets and liabilities of its Auto Guides division for approximately $2.1 million, resulting in a $1.3 million gain, net of tax benefits, and shut down the remaining operations, resulting in a loss of approximately $0.8 million.

During 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare for approximately $0.2 million, resulting in a gain of $0.1 million, and shut down the remaining operations resulting in a loss of $0.4 million.

During 2008, the final adjustments to the net proceeds from the sale of the Enthusiast Media segment were settled and resulted in an additional gain of $0.7 million, which was recorded in discontinued operations.

The operating results of all these operations have been classified as discontinued operations for all periods presented.

Total revenue, net and income before provision for income taxes included in discontinued operations for the years ended December 31, 2008, 2007 and 2006 in the consolidated statement of operations are as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Total revenue, net	$3,353	$358,794	$741,537

(Loss) income before (benefit) provision for income taxes(1).	$(9,169)	$50,926	$67,393

(1)	Income (loss) before (benefit) provision for income taxes above excludes gains on sale of businesses.

The gain on sale of businesses, net of tax, was $2.0 million, $459.1 million and $62.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, the Company recognized a tax benefit of $16.3 million in discontinued operations as a result of its ability to carry back a projected 2008 NOL against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The 2008 NOL arose primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during 2008. The Company also recognized a tax benefit of $4.2 million in discontinued operations during 2008, primarily as a result of changes in its estimate of its ability to utilize certain NOLs to offset 2007 taxable income.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of December 31, 2007, were classified as held for sale in the consolidated balance sheet. As of December 31, 2007, businesses held for sale represent the assets and liabilities of PRIMEDIA Healthcare and the Auto Guides division. As of December 31, 2008, there were no assets and liabilities of businesses held for sale.

December 31, 2007
(Dollars in thousands)
Assets
Accounts receivable, net	$2,474
Prepaid expenses and other	91
Property and equipment, net	1,882
Intangible assets	1,327
Other non-current assets	19

Assets of businesses held for sale	$5,793

Liabilities
Accounts payable	$228
Accrued expenses and other	2,250
Other non-current liabilities	6

Liabilities of businesses held for sale	$2,484

As discussed above, in 2008, the Company completed the sale of certain assets and liabilities of PRIMEDIA Healthcare and shut down the remaining operations. It also completed the sale of certain assets and liabilities of the Auto Guides division and shut down the remaining operations during 2008.

Impairment

In accordance with SFAS No. 142, the Company performs annual impairment testing on its goodwill and indefinite-lived intangible assets. In connection with the results of the SFAS No. 142 impairment testing, factors indicated that the carrying value of certain finite-lived assets might not be recoverable. As a result, during the third quarter of 2007, the Company recorded an impairment charge of $1.2 million related to the write-down of certain definite-lived intangibles of the Auto Guides division, which is included in discontinued operations. Additionally during 2006, the Company recorded impairment charges of $2.2 million related to indefinite-lived intangible assets of the Education segment, which are also included in discontinued operations.

The Company also performed an impairment test in accordance with SFAS No. 144 and recorded a loss of $8.8 million during 2006 related to the write-down of certain assets, including property and equipment and definite lived intangible assets, of its Education segment, as well as a provision for expected loss on sale of business, all of which are included in discontinued operations.

Note 4.    Acquisitions

In January 2006, the Company acquired the assets of RentClicks for $12.7 million in cash, including acquisition related expenses, and potential earnout consideration. The amount of the earnout consideration of approximately $2.1 million was charged to goodwill during 2006 when it was earned and was based on a measure of RentClicks’ earnings. The results of operations of this acquisition did not have a material impact on the Company’s results of operations for the year ended December 31, 2006, nor were the operations of this acquisition material during 2006 prior to the acquisition.

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

In connection with the Company’s acquisition of 80% of the common stock of Automotive.com in 2005, PRIMEDIA and the minority shareholders of Automotive.com, including its Chief Executive Officer, entered into a forward agreement through which PRIMEDIA would purchase the remaining 20% of Automotive.com’s common stock in early 2009 or, if the forward agreement was extended, early 2010. The settlement price of the forward agreement was to be based on a measure of Automotive.com’s earnings in the fiscal year prior to settlement.

Due to the ongoing relationship of the Chief Executive Officer of Automotive.com with the company after the acquisition, for accounting purposes, the forward agreement was bifurcated into the components relating to him on the one hand and the other minority shareholders on the other. The component of the forward agreement relating to the other minority shareholders was recorded as a liability at fair value as of the transaction date and an adjustment to the purchase price. Automotive.com was part of the Company’s Enthusiast Media segment, which was sold during 2007. The purchaser of the Enthusiast Media segment assumed all of the Company’s obligations under the forward agreement. During the year ended December 31, 2006, the fair value of the liability decreased $2.5 million, resulting in a corresponding reduction to interest expense. The change in the fair value of the liability during 2007 until the sale of the Enthusiast Media segment resulted in an increase in interest expense of $2.1 million. Changes in the fair value of the component pertaining to Automotive.com’s Chief Executive Officer have been charged to compensation expense, including $2.3 million during the year ended December 31, 2006 and an immaterial amount during the year ended December 31, 2007.

In January 2007, the Company acquired Modified Automotive Group, publisher of Modified Magazine, Modified Luxury & Exotics Magazine, Modified Mustangs Magazine, and their related event partnerships and websites for approximately $15.0 million in cash, including acquisition related expenses. This acquisition was part of the Enthusiast Media segment, which was sold during 2007.

In addition, during 2007 and 2006, the Company made other payments relating to acquisitions of $10.1 million and $11.2 million, respectively. The results of operations of these acquisitions did not have a material impact on the Company’s results of operations for the years ended December 31, 2008, 2007 or 2006. The Company did not undertake any acquisitions during 2008, but during 2008, it recorded adjustments to goodwill of less than $0.1 million related to prior year acquisitions.

Note 5.    Available for Sale Securities

During 2008, the Company sold all of its available for sale securities with no realized gain or loss. As of December 31, 2008, the Company had no available for sale securities.

As of December 31, 2007, the amortized cost and fair value of available for sale securities, with gross unrealized gains and losses, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Auction rate securities	$15,425	$—	$—	$15,425

Total available for sale securities	$15,425	$—	$—	$15,425

Note 6.    Property and Equipment, Net

Property and equipment, net, including assets held under capital leases, consisted of the following:

	2008	December 31,
	Range of Lives (years)	2008	2007
		(Dollars in thousands)
Building and leasehold improvements	5-10	$4,147	$8,131
Furniture and fixtures	7	4,619	4,104
Machinery and equipment	3-5	13,778	11,343
Internal use software	2-3	64,150	63,375
Display racks and other	3	15,274	14,231

		101,968	101,184
Less: Accumulated depreciation and amortization		83,203	82,760

		$18,765	$18,424

Included in property and equipment as of December 31, 2008 and 2007 are assets acquired under capital leases in the amount of $2.1 million and $0.8 million, respectively, with accumulated amortization of $1.1 million and $0.7 million, respectively (see Note 20).

Note 7.    Goodwill and Other Intangible Assets

SFAS No. 142 requires companies to assess goodwill and indefinite-lived intangible assets for impairment at least annually. Except as indicated in Note 3, the Company’s impairment testing under SFAS No. 142 did not result in any impairment for any periods presented.

Changes in the carrying amount of goodwill were as follows (dollars in thousands):

Balance as of January 1, 2007	$674,138
Goodwill acquired related to acquisition of businesses	6,100
Goodwill written off related to the sale of businesses	(550,952)

Balance as of December 31, 2007	129,286
Goodwill related final purchase accounting adjustments for prior year acquisition of businesses	19
Goodwill written off related to the sale of businesses	—

Balance as of December 31, 2008	$129,305

Intangible assets subject to amortization consisted of the following:

	Weighted- Average Amortization Period (Years)	December 31,
		2008			2007(1)
		Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Membership, subscriber and customer lists	—	$—	$—	$—	$34	$34	$—
Advertiser lists	13	94,454	77,767	16,687	94,454	75,615	18,839
Other	6	5,905	5,233	672	6,170	5,052	1,118

		$100,359	$83,000	$17,359	$100,658	$80,701	$19,957

(1)	Excluding intangible assets classified as assets held for sale (see Note 3).

Intangible assets not subject to amortization had a carrying value of $6.3 million and $6.5 million as of December 31, 2008 and 2007, respectively, excluding intangible assets classified as assets held for sale, and consisted of trademarks. Amortization expense for intangible assets subject to amortization was $2.9 million, $3.5 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, estimated future amortization expense of intangible assets subject to amortization was approximately: $2.5 million, $2.3 million, $2.0 million, $2.0 million and $2.0 million for 2009, 2010, 2011, 2012 and 2013, respectively.

Note 8.    Other Non-Current Assets

Other non-current assets consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred financing costs, net	$5,014	$5,941
Cost-method investments	2,500	3,400
Taxes	4,330	—
Other	700	871

	$12,544	$10,212

Deferred financing costs

The deferred financing costs are net of accumulated amortization of $1.3 million and $14.3 million as of December 31, 2008 and 2007, respectively. During 2008 and 2007, the Company charged-off less than $0.1 million and approximately $8.7 million, respectively, of deferred financing costs resulting from debt redemptions (see Note 10).

Cost-method investments

During 2008, the Company’s cost-method investments were evaluated for impairment because the Company identified events and changes in circumstances that had a potentially significant adverse effect on the fair value of the investments. The Company estimated that the fair value for one of its investments was less than the cost and recorded an other-than-temporary impairment charge of approximately $0.9 million in 2008, which is included in other (income) loss, net in the consolidated statement of operations.

Note 9.    Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$8,768	$15,658
Taxes	11,560	15,829
Rent and lease liabilities	4,750	1,921
Derivative financial instrument liabilities	4,253	2,427
Professional fees	780	1,120
Divestiture reserves	—	5,061
Reserves for litigation	8,000	2,000
Other	6,380	7.275

	$44,491	$51,291

Note 10.    Borrowings

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Borrowings under bank credit facilities	$247,500	$250,000
8% Senior Notes	—	2,576
Obligations under capital leases (see Note 20)	1,076	261

	248,576	252,837
Less: Current maturities of long-term debt	3,045	5,262

	$245,531	$247,575

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

Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The weighted-average interest rate on the Revolving Facility at December 31, 2008 was 2.46%. The Term Loan B Facility bears interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The weighted-average interest rate on the Term Loan B Facility at December 31, 2008 was 3.62%. Additionally, through August 1, 2009, the Company is required to manage its interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B principal outstanding (see Note 18).

There are no scheduled commitment reductions under the Revolving Facility. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Inc. (“Lehman”), a participating lender in the Company’s Revolving Facility, the Company believes the aggregate commitments available to it under the Revolving Facility have been effectively reduced to $88.0 million. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and ending on June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date.

The bank credit facilities consisted of the following as of December 31, 2008 (dollars in thousands):

	Revolver	Term B	Total
Bank credit facilities(1)	$88,000	$247,500	$335,500
Borrowings outstanding	(13,200)	(247,500)	(260,700)
Letters of credit outstanding	(3,834)	—	(3,834)

Unused bank commitments	$70,966	$—	$70,966

(1)	As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. discussed above, the Company believes the aggregate commitments available to it under the Revolving Facility have been effectively reduced from $100.0 million to $88.0 million.

Under the new bank credit facilities agreement, the Company has agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on its debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The weighted-average of its commitment fees under the new bank credit facilities for 2008 and for the five months it was outstanding during 2007 was 0.32% and 0.36%, respectively. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, it may pay amendment fees under its bank credit facilities.

The bank credit facilities agreement, among other things, limits the Company’s ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers, consolidations or transactions with affiliates, make investments in or loans to certain subsidiaries, issue guarantees and make certain restricted payments, including dividend payments on or repurchases of its common stock. The bank credit facilities are guaranteed by the common stock of substantially all of PRIMEDIA’s subsidiaries.

8% Senior Notes

On May 15, 2008, the Company redeemed all $2.6 million of its outstanding 8% Senior Notes. The Notes were redeemed at a 4% premium of the outstanding aggregate principal amount, which was approximately $0.1 million, and which is included in other (income) loss, net in the consolidated statement of operations, plus accrued and unpaid interest thereon until the redemption date. The Company did not incur any early termination penalties in connection with the redemption of the 8% Senior Notes beyond the 4% redemption premium.

Covenant Compliance

Under the most restrictive covenants contained in the new bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of December 31, 2008, this leverage ratio was approximately 3.2 to 1.

For purposes of the Company’s bank credit facilities, the provision for restructuring costs is excluded from the Company’s calculation of consolidated EBITDA, as defined in the bank credit facilities.

The scheduled repayments of all debt outstanding, including capital leases, as of December 31, 2008, were as follows (dollars in thousands):

Years Ending December 31,	Debt	Capital Lease Obligations and Other	Total
2009	$15,700	$544	$16,244
2010	2,500	383	2,883
2011	2,500	138	2,638
2012	2,500	11	2,511
2013	2,500	—	2,500
Thereafter	235,000	—	235,000

Total	$260,700	$1,076	$261,776

Amounts outstanding under the Revolving Facility, which totaled $13.2 million as of December 31, 2008, do not have a scheduled date by which they must be repaid. For purposes of this table, they have been included in the 2009 scheduled repayments.

Debt Redemptions

During 2006, the Company redeemed a total of $65.5 million in principal of its 8 7/8% Senior Notes due 2011 (the “8 7/8% Senior Notes”) in multiple transactions, for $64.0 million plus $0.6 million of accrued interest. Also during 2006, the Company redeemed a total of $5.2 million in principal of its 8% Senior Notes due 2013 (the “8% Senior Notes”) in multiple transactions for $4.8 million plus $0.2 million of accrued interest, and it redeemed a total of $52.5 million in principal of its Senior Floating Rate Notes due 2010 (the “Senior Floating Rate Notes”) in multiple transactions for $55.1 million plus $0.5 million of accrued interest. As a result of these transactions, the Company recorded a loss of $2.6 million, included in other (income) loss, net in the consolidated statement of operations, for the year ended December 31, 2006, which was comprised of the following:

	Debt Instrument
	8 7/8% Senior Notes due 2011	8% Senior Notes due 2013	Senior Floating Rate Notes due 2010	Total
	(Dollars in thousands)
Principal redeemed	$65,485	$5,190	$52,500	$123,175
Redemption price	63,972	4,790	55,120	123,882

Premium (discount) paid	(1,513)	(400)	2,620	707
Write-off of deferred financing fees	664	69	581	1,314
Write-off of original issue discount	577	—	—	577

Total (gain) loss on redemption	$(272)	$(331)	$3,201	$2,598

During 2007, the Company, with the amounts borrowed under the Term Loan B Facility, combined with the net proceeds received from the sale of Enthusiast Media, repaid all $492.5 million in principal of its existing term loan at June 30, 2007, redeemed all $410.0 million in principal of its 8 7/8% Senior Notes, redeemed $292.2 million in principal of its 8% Senior Notes, redeemed all $122.5 million in principal of its Senior Floating Rate Notes and paid approximately $16.0 million of accrued interest on its 8% Senior Notes. The Company recorded a loss on debt redemptions of $44.3 million, included in other (income) loss, net in the consolidated statement of operations, for the year ended December 31, 2007, which was comprised of the following.

	Debt Instrument				Total
	8 7/8% Senior Notes due 2011	8% Senior Notes due 2013	Senior Floating Rate Notes due 2010	Bank Credit Facilities
		(Dollars in thousands)
Principal redeemed	$410,015	$292,214	$122,500	$492,500	$1,317,229
Redemption price	422,340	309,121	126,175	492,500	1,350,136

Premium paid	12,325	16,907	3,675	—	32,907
Write-off of deferred financing fees	3,200	3,426	1,107	993	8,726
Write-off of original issue discount	2,706	—	—	—	2,706

Total loss on redemption	$18,231	$20,333	$4,782	$993	$44,339

Note 11.    Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$(20,859)	$39,181	$1,765
State and local	622	2,672	9,436

Total	(20,237)	41,853	11,201
Deferred:
Federal	1,928	250,276	24,564
State and local	164	34,157	31,173

Total	2,092	284,433	55,737
Change in valuation allowance	(29,325)	(344,229)	(62,263)

Total deferred benefit	(27,233)	(59,796)	(6,526)

Total (benefit) provision for income taxes	$(47,470)	$(17,943)	$4,675

The (benefit) provision for income taxes included in the Company’s consolidated statement of operations was as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Continuing operations	$(27,004)	$(32,728)	$(31,583)
Discontinued operations	(20,466)	14,785	36,258

Total (benefit) provision for income taxes	$(47,470)	$(17,943)	$4,675

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

A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the income (loss) from continuing operations is set forth below:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Tax provision (benefit) at federal statutory rate	$7,708	$(30,943)	$(33,844)
State and local taxes, net of federal impact	(485)	(2,747)	(1,949)
Change in valuation allowance	(37,014)	1,466	214
Change in deferred tax liability	2,092	1,466	2,279
Other, net	695	(1,970)	1,717

Benefit for income taxes	$(27,004)	$(32,728)	$(31,583)

The change in the valuation allowance during 2008 resulted from the utilization of net deferred tax assets to offset income from continuing operations during the year as well as the partial release discussed in further detail below.

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating and capital loss carryforwards. Net deferred tax assets are recorded to the extent the Company believes these assets will more likely than not be realized. The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2008			2007
	Federal	State and Local	Total	Federal	State and Local	Total
	(Dollars in thousands)
Deferred income tax assets:

Current:
Difference between carrying amount and tax basis of accrued expenses and other	$10,412	$1,428	$11,840	$4,890	$330	$5,220
Difference between carrying amount and tax basis of restructuring reserves	1,217	167	1,384	3,356	227	3,583
Difference between carrying amount and tax basis of deferred rent	1,534	210	1,744	2,493	168	2,661

Total current	13,163	1,805	14,968	10,739	725	11,464

Non-current:
Difference between carrying amount and tax basis of accrued expenses and other	299	41	340	423	29	452
Difference between carrying amount and tax basis of restructuring reserves	6,528	895	7,423	6,104	412	6,516
Difference between carrying amount and tax basis of deferred rent	2,567	352	2,919	3,371	228	3,599
Difference between carrying amount and tax basis of other intangible assets	1,356	186	1,542	13,803	933	14,736
Difference between carrying amount and tax basis of property and equipment	(481)	(66)	(547)	4,099	277	4,376
Difference between carrying amount and tax basis of FIN 48 liability	5,105	111	5,216	5,881	56	5,937
Difference between carrying amount and tax basis of stock-based compensation	1,142	157	1,299	—	—	—
Operating loss carryforwards	156,736	6,531	163,267	147,195	4,792	151,987
AMT credit carryforwards	2,687	—	2,687	—	—	—
Difference between carrying amount and tax basis of cost-method investments	8,550	1,172	9,722	5,511	372	5,883

Total non-current	184,489	9,379	193,868	186,387	7,099	193,486

Total deferred income tax assets	197,652	11,184	208,836	197,126	7,824	204,950

Deferred income tax liabilities:

Non-current:
Difference between carrying amount and tax basis of indefinite-lived intangible assets	12,625	1,731	14,356	10,661	1,603	12,264

Total deferred income tax liabilities	12,625	1,731	14,356	10,661	1,603	12,264

Net deferred income tax assets	185,027	9,453	194,480	186,465	6,221	192,686
Less: Valuation allowance	(168,327)	(11,184)	(179,511)	(197,126)	(7,824)	(204,950)

Net	$16,700	$(1,731)	$14,969	$(10,661)	$(1,603)	$(12,264)

During 2008, the Company increased its net deferred tax asset and the associated valuation allowance by $26.9 million as a result of its analysis of its cumulative deferred tax balances. This analysis had no effect on the consolidated statement of operations.

As of December 31, 2008, the Company had aggregate federal NOLs of approximately $454.3 million. During 2008, the Company realized $16.3 million of net deferred tax assets related to the tax loss for the year. The Company intends to carryback the $16.3 million net deferred tax asset to its 2007 federal income tax return filing and recover income taxes previously paid. The expected carryback is included in prepaid expenses and other on the consolidated balance sheet. The $454.3 million of federal NOLs remaining at December 31, 2008 are available to reduce future taxable income, and the substantial majority expire between 2020 and 2024. In addition, the Company has state and local NOLs in various jurisdictions in which the Company and/or its subsidiaries file income tax returns. These state and local NOLs expire over various periods based on applicable state and local statutes and regulations.

Based on the weight of objectively verifiable available positive and negative evidence as of December 31, 2008, the Company recorded a partial release of the valuation allowance against its net deferred tax asset of $29.3 million because it believes it is more likely than not that this portion of the deferred tax asset will be realized. The Company will need to generate approximately $84.0 million in pre-tax income for financial reporting purposes to realize this asset.

Elements of positive evidence included:

•	the remaining lives of the NOLs;
•	historical income when results are normalized to remove the impact of discontinued operations and to reflect the completion of the Company’s relocation from New York to Norcross; and
•	forecasted income, utilizing the same forecast as for goodwill impairment testing, in future periods.

Elements of negative evidence included:

•	historical losses and
•

uncertainty as to the timing and exact amount of future earnings as a result of current economic conditions, the U.S. residential real estate industry, as well as the uncertainty of the effectiveness of the steps the Company has taken, and will take, to mitigate the adverse impact on its businesses.

The Company’s assessment in 2008 is different than it was in 2007, primarily due to the completion of the relocation of the Company from New York to Norcross, resulting in a significantly reduced cost structure, and almost a full year of operations of the Consumer Guides business supporting the entire PRIMEDIA cost structure, while maintaining profitability without the impact of divested entities.

With the adoption of SFAS No. 142, the Company no longer amortizes the indefinite-lived intangible assets but for financial reporting purposes continues to amortize these intangible assets for tax purposes. Therefore, the Company will have deferred tax liabilities that will arise each quarter because the temporary differences related to the amortization of these assets for tax purposes will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. During 2008, 2007 and 2006, the Company recorded a provision (benefit) for deferred income taxes of $2.1 million, $(59.8) million and $(6.5) million, respectively, related to the change in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the basis in the indefinite-lived intangible assets for financial reporting and tax purposes.

Approximately $1.4 million of the valuation allowance at December 31, 2008 relates to net deferred tax assets which were recorded in accounting for the acquisitions of various entities.

The following is a reconciliation of the total amount of liability for unrecognized tax benefits (dollars in thousands):

	2008	2007
Unrecognized tax benefit, beginning of period	$92,684	$102,531
Gross increases—tax positions in prior period	1,103	—
Gross decrease—tax positions in prior period	(490)	(20,618)
Gross increase—tax positions in current period	7,219	19,684
Settlements	(837)	—
Lapse of statute of limitations	(607)	(924)
Divestitures	(15,516)	(7,989)

Unrecognized tax benefit, end of period	$83,556	$92,684

The total amount of unrecognized tax benefits as of December 31, 2008 was $83.6 million. Approximately $19.7 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $63.9 million would not. As of December 31, 2008, the Company’s recorded FIN 48 liability was $22.8 million, which includes $3.1 million of interest.

Related to unrecognized tax benefits noted above, the Company had charges for penalties of $0.7 million and no net charges for interest during 2008, and in total, as of December 31, 2008, had recognized a liability for penalties and interest of $0.7 million and $2.4 million, respectively. During 2007, the Company had no charges for penalties and had a net reduction of interest charges of $0.9 million, and in total, as of December 31, 2007, had recognized a liability for $2.4 million in interest and had no liabilities for penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by multiple tax authorities. The Company is currently under audit by the Internal Revenue Service (“IRS”) for its 2005 and 2006 federal consolidated income tax filings and the New York Department of Revenue for income for filings for the tax years 2005 through 2007. The Company reported NOLs from tax years back to 1992 on federal and state tax returns currently under, or open to, examination. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and involves a series of complex judgments about future events.

Due to the uncertainty regarding the timing of the completion of income tax examinations, the Company cannot conclude it is reasonably possible that, as a result of these examinations, there will be significant changes to the unrecognized tax benefit within twelve months of December 31, 2008. However, the statute of limitations in certain state and local jurisdictions is expected to expire within the next twelve months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.2 million.

In connection with the sale of the Enthusiast Media segment in August 2007, the Company entered into an agreement with the buyer whereby it agreed to indemnify the buyer for certain losses that might arise from uncertain tax positions taken in previous years. As a result, $1.6 million of the $8.0 million decrease for 2007 in the uncertain tax positions due to divestitures included in the table above was reclassified from the FIN 48 liability to a contingent liability with no impact to current earnings. The amount ultimately reclassified was not equal to the amount previously recorded by the Company for such issues since the accounting model for contingent liabilities is different than the accounting model for uncertain tax positions. An increase in discontinued operations of $6.4 million, including an amount equal to the difference in these two models, was recorded in connection with the transaction.

In connection with the sale of PRIMEDIA Healthcare in 2008, the Company recorded a $15.5 million decrease in the uncertain tax positions related to the divestiture. Of this amount, a $0.8 million benefit was recorded in discontinued operations for the amount that impacted the effective income tax rate. The remaining decrease in the uncertain tax positions related to PRIMEDIA Healthcare of $14.7 million did not have an impact on the effective income tax rate due to the valuation allowance recorded against the NOLs.

Note 12.    Stockholders’ Equity

Reverse Stock Split

On August 1, 2007, the Company effected a one-for-six reverse stock split of its common stock. After the reverse stock split was effected, each PRIMEDIA stockholder received one new share of PRIMEDIA common stock in exchange for every six existing shares. For all periods presented, effect has been given to the impact of the reverse stock split on the amounts reported for shares, including warrants, stock options and restricted stock, stock prices, and earnings (loss) and dividends per share.

Warrants to Purchase Common Stock

In connection with the financing for an acquisition completed in 2001, the Company had outstanding, as of December 31, 2008 and 2007, warrants permitting the holders to purchase approximately 1.6 million additional shares of the Company’s common stock. The warrants expire upon the earlier of 2011 or upon a change of control, have exercise prices ranging from $42.00 to $54.00 per share, subject to adjustment, and may be net settled in shares of the Company’s common stock. The value of these warrants included in additional paid-in capital of $31.7 million was determined using the Black-Scholes pricing model.

Approximately 1.3 million of the warrants are held by KKR 1996 Fund L.P., an investment partnership created at the direction of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). KKR is a related party to the Company (see Note 21).

Options to Purchase Common Stock

In 2001, the Company retained KKR Capstone (formerly known as Capstone Consulting LLC) to provide consulting services to the Company. In 2002, the Company granted 0.3 million options to purchase the Company’s common stock to Capstone for services received. These options were fully vested as of the grant date, have a ten year life and an exercise price of $10.80 per share. Related non-cash compensation of $1.0 million, determined using the Black-Scholes pricing model, was recorded for the year ended December 31, 2002. KKR Capstone is a related party to the Company (see Note 21). These options are not included in the employees stock option activity table (see Note 13).

Stock Repurchase Plan

On December 4, 2008, the Company’s Board of Directors authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of its common stock over the next 12 months. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its common stock. As of December 31, 2008, the Company had not repurchased any shares under the plan, and $5.0 million remained available for share repurchases (see Note 23).

Note 13.    Employee Benefit Plans

Stock Incentive Plans

The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan, as amended, (the “Stock Option Plan”) authorizes sales of shares of common stock and grants of incentive awards in various forms, including stock options, to key employees and other persons with a unique relationship with the Company. The Stock Option Plan has authorized grants of up to 7.5 million shares of the Company’s common stock or options to management personnel. The Company had approximately 1.9 million shares of its common stock reserved for future grants in connection with the Stock Option Plan at December 31, 2008.

Restricted Stock

Performance Share Plan

During 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of performance-based restricted stock granted under the Stock Option Plan, to certain employees of the Company. Restricted stock, targeted at 0.2 million shares, may be earned or forfeited based on the Company’s level of achievement of performance goals for the year ending December 31, 2008. The restricted stock underlying grants is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, a portion of the restricted stock vests pursuant to a predetermined formula. Restricted stock that is earned vests on the date of determination by the Compensation Committee of the extent to which the applicable performance goal is achieved, provided the grantee is employed by the Company at such time. At that time, restrictions on the earned portion of the award will lapse, and the corresponding shares will be awarded to the grantee.

In 2008, the Compensation Committee approved awards, under the Stock Option Plan, of performance-based restricted stock, targeted at 0.4 million shares, which may be earned based on the Company’s level of achievement for years ending December 31, 2009 and 2010. The performance targets for the 2009 awards were set during the first quarter of 2009, at which time the awards were considered granted. It is expected that the performance targets for the 2010 awards will be set during the first quarter of 2010, at which time those awards will be considered granted. No expense for the 2009 and 2010 awards will be recorded prior to the grant date. Performance-based restricted stock is expensed based on the likelihood of the Company achieving the performance targets.

Service Plan

During 2008, the Compensation Committee approved an award of 0.2 million shares of service-based restricted stock granted under the Stock Option Plan to the Company’s Chief Executive Officer (“CEO”). The restricted stock includes tandem dividend rights and will be earned as long as the CEO remains employed with the Company through certain vesting dates in 2009 and 2010.

A summary of the Company’s restricted stock award activity as of December 31, 2008 and 2007 and changes during the years then ended is presented below:

	2008		2007
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of year	19,763	$18.50	62,409	$18.06
Granted	429,634	5.49	—	—
Vested	(18,118)	18.28	(37,500)	17.40
Forfeited	(15,645)	7.32	(5,146)	20.88

Outstanding at end of year	415,634	5.49	19,763	18.50

As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to restricted stock. The cost is expected to be recognized over a weighted-average period of less than one year. The total fair value of shares vested during the year ended December 31, 2008 was less than $0.1 million.

Stock Options

Stock options are granted with exercise prices at or above quoted market value for the Company’s common stock at time of issuance. Most of the options are exercisable at the rate of 20%-33% per year commencing on the anniversary date of the grant. Most options granted pursuant to the Stock Option Plan expire no later than ten years from the date the option was granted.

A summary of the Company’s stock option award activity for the years ended December 31, 2008 and 2007 is as follows:

	2008				2007
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in thousands)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at beginning of year	2,892,865	$48.65			3,302,504	$45.90
Granted	840,000	6.42			9,058	13.80
Exercised	—	—		—	(40,987)	13.27		$120
Expired	(1,105,709)	42.67			(366,097)	27.73
Forfeited	(220,812)	36.38			(11,613)	41.97

Outstanding at end of year	2,406,344	37.67	3	—	2,892,865	48.65	3	—

Vested or expected to vest at end of year	2,385,785	37.94	3	—	2,892,038	48.63	3	—

Exercisable at end of year	1,886,790	46.27	2	—	2,792,592	49.27	3	—

The fair value of each option award was estimated at the date of grant using the Black-Scholes pricing model under the assumptions noted in the following table. Where certain inputs to the Black-Scholes model varied throughout the period, the ranges utilized for those assumptions are disclosed. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the historical exercise behavior of employees and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Details of stock option grants are as follows:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	75.15%-83.78%	61.03%	61.71%–63.63%
Weighted-average volatility	75.30%	61.03%	61.78%
Expected dividend yield	4.31%-11.50%	—	—
Weighted-average dividend yield	4.44%	—	—
Expected term (in years)	4	3	3
Risk-free rate	3.91%-4.57%	4.73%	4.95%–5.03%

The weighted-average fair value per option for options granted during the years ended December 31, 2008 and 2007 was $2.87 and $1.02, respectively. No cash was received from the exercise of stock options during the year ended December 31, 2008, while less than $0.1 million was received during the year ended December 31, 2007. No options were settled in stock during the years ended December 31, 2008 or 2007.

As of December 31, 2008, there was $1.5 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plan (“ESPP”)

Effective December 31, 2007, the Company’s Board of Directors approved the termination of the ESPP. Subsequent to December 31, 2007, all of the ESPP’s net assets were used to purchase less than 0.1 million shares of the Company’s common stock, which were issued to participants. Additionally, the value of fractional shares (less applicable administrative expenses, if any) was paid directly to participants.

Stock-Based Compensation

Total recorded stock-based compensation expense was as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Restricted stock	$1,288	$591	$1,407
Stock options	820	(105)	2,401

Total	$2,108	$486	$3,808

Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the consolidated statement of operations.

Retirement Plan

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan after one year of employment. The expense recognized for 2008, 2007 and 2006, which primarily relates to matching contributions by the Company, was approximately $0.7 million, $0.7 million and $0.8 million, respectively.

Note 14.    Income (Loss) Per Common Share

Income (loss) per common share has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all years presented.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Income (loss) from continuing operations	$49,027	$(55,678)	$(65,114)
Discontinued operations, net of tax	10,441	547,123	103,344
Cumulative effect of change in accounting principle, net of tax	—	—	22

Net income	$59,468	$491,445	$38,252

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,176,398	44,118,943	43,997,665
Dilutive effect of:
Restricted stock	18,107	—	—
Warrants	3,085	—	—

Weighted-average shares used in diluted computation	44,197,590	44,118,943	43,997,665
Basic and diluted earnings (loss) per common share:
Continuing operations	$1.11	$(1.26)	$(1.48)
Discontinued operations	0.24	12.40	2.35
Cumulative effect of change in accounting principle	—	—	0.00

Net income	$1.35	$11.14	$0.87

The securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants as of December 31, 2008, 2007 and 2006 and approximately 3.1 million, 3.2 million and 3.4 million stock options and shares of restricted stock as of December 31, 2008, 2007 and 2006, respectively.

For the year ended December 31, 2008, potentially dilutive securities, including 2.7 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive. An additional 0.4 million shares of restricted stock were excluded from diluted earnings per share for the year ended December 31, 2008 because either the performance goals were not met at the end of the period or the calculation under the treasury stock method resulted in no additional dilutive shares. For the years ended December 31, 2007 and 2006, potentially dilutive securities were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 15.    Other Comprehensive Loss

Other comprehensive loss was represented by unrealized losses on cash flow hedges as follows:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2008
Net unrealized losses on cash flow hedges	$(2,722)	$—	$(2,722)

Other comprehensive loss	$(2,722)	$—	$(2,722)

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2007
Net unrealized losses on cash flow hedges	$(2,112)	$—	$(2,112)

Other comprehensive loss	$(2,112)	$—	$(2,112)

There were no components of other comprehensive income (loss) during the year ended December 31, 2006.

The tax benefit related to the unrealized losses at December 31, 2008 and 2007 was fully offset by a valuation allowance against the related deferred tax asset, which reduced the tax benefit on the unrealized losses to zero.

Note 16.    Provision for Restructuring Costs

Provision for Restructuring Costs

During 2007, the Company’s management approved a plan to reduce its annual corporate overhead expenses to an amount appropriate to service its continuing Consumer Guides operations and relocate its corporate headquarters from New York to Norcross, Georgia, where its Consumer Guides business is located. The Company completed this plan during the second quarter of 2008. The total cost of the plan was $6.2 million. The final employee-related termination costs of $0.4 million were incurred and paid out in full in the second quarter of 2008.

During 2008, the Company’s management implemented a plan to streamline its expense structure through the elimination of certain jobs, consolidation of office space and vacating certain leased properties, and termination of certain other contracts. This plan resulted in a charge of $5.4 million for the year ended December 31, 2008. The charges included employee-related termination costs and costs associated with the termination of certain other contracts and are expected to be paid through 2009. The charge also includes the Company’s obligations for certain leased properties, which continue through 2015 and which have been reduced for anticipated sublease income. At December 31, 2008, as a result of the implementation of this plan, the Company has closed 26 office locations of the 54 office locations it intends to close and has terminated a total of 81 employees. The total expected cost of the plan is approximately $8.7 million.

Details of the plans implemented and the related payments during the years ended December 31, 2008, 2007 and 2006 are presented in the following tables:

	Liability as of January 1, 2008	Net Provision for the Year Ended December 31, 2008	Payments/Write- offs During the Year Ended December 31, 2008	Liability as of December 31, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905	$1,817	$(6,232)	$490
Termination of leases related to office closures and other	20,441	3,421	(2,699)	21,163

Total	$25,346	$5,238	$(8,931)	$21,653

	Liability as of January 1, 2007	Net Provision for the Year Ended December 31, 2007	Payments/Write- offs During the Year Ended December 31, 2007	Liability as of December 31, 2007
	(Dollars in thousands)
Employee-related termination costs	$9	$7,316	$(2,420)	$4,905
Termination of leases related to office closures and other	24,684	1,772	(6,015)	20,441
Write-off of leasehold improvements, prepaid rent and lease-related liabilities	—	1,408	(1,408)	—

Total	$24,693	$10,496	$(9,843)	$25,346

	Liability as of January 1, 2006	Net Provision for the Year Ended December 31, 2006	Payments/Write- offs During the Year Ended December 31, 2006	Liability as of December 31, 2006
	(Dollars in thousands)
Employee-related termination costs	$—	$89	$(80)	$9
Termination of leases related to office closures	26,962	1,217	(3,495)	24,684

Total	$26,962	$1,306	$(3,575)	$24,693

In addition to the plans implemented in 2008 and 2007, the amounts reflected in termination of leases related to office closures and other include the Company’s remaining liability, pertaining to various restructuring plans initiated in 2006 and prior, related to real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These obligations for the leases have been recorded at their net present value amounts and are net of anticipated sublease income amounts. The liability is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments and adjustments that may arise in sublease income.

The Company evaluates the adequacy of its restructuring liability on a quarterly basis, and during 2008, it recorded a benefit of $0.6 million, arising primarily from an adjustment to reserves related to revised estimates of future rent expense and sublease income for offices closed in 2007 and prior.

Liabilities of $3.5 million and $5.5 million, representing the current portion of the provision for restructuring costs, are included in accrued expenses and other on the consolidated balance sheet as of December 31, 2008 and 2007, respectively. Liabilities of $18.2 million and $19.8 million, representing the non-current portion of the provision for restructuring costs, are included in other non-current liabilities on the consolidated balance sheet as of December 31, 2008 and 2007, respectively.

Interest expense related to the restructured liabilities was $2.1 million, $2.4 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company includes imputed interest associated with restructured liabilities in interest expense in the consolidated statement of operations.

The following table provides a breakout of the restructuring liability by plan as of December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
	(Dollars in thousands)
2008 plan	$3,762	$—
2007 plan	—	4,905
2006 plan and prior plans	17,891	20,441

	$21,653	$25,346

Note 17.    Severance

Effective April 25, 2008, the Company’s then President and CEO tendered his resignation. In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause. The Company accrued compensation expense of $1.4 million in 2008 representing amounts payable to him through 2009.

As a result of the death of one of PRIMEDIA’s former CEOs in October 2008, the Company was relieved of any further annuity obligation due to him. As a result, the Company reversed its $2.6 million accrual for this obligation. The benefit is included in other (income) loss, net in the consolidated statement of operations for the year ended December 31, 2008.

Note 18.    Derivative Financial Instruments

As of December 31, 2008, the Company was party to five interest rate swaps with an aggregate notional amount of $225.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with the Company’s Term Loan B Facility. One of the interest rate swaps with a notional amount of $50.0 million matures on December 31, 2010; two with an aggregate notional amount of $75.0 million mature on December 31, 2009; and two with an aggregate notional amount of $100.0 million mature on September 30, 2009.

As of December 31, 2008, unrealized losses of $4.8 million were recorded in AOCI for the effective portion of changes in the fair value of derivative financial instruments designated in cash flow hedging relationships. The reclassification from AOCI to interest expense will occur as interest expense is recorded on the underlying debt. Based on current market conditions, it is expected that $5.0 million of net unrealized losses will be reclassified to interest expense over the next 12 months.

The following is a summary of all of the Company’s derivative financial instrument positions (dollars in thousands):

	December 31, 2008
	Notional Value	Derivative Asset	Derivative Liability
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$225,000	$—	$(5,149)

	December 31, 2007
	Notional Value	Derivative Asset	Derivative Liability
Cash Flow Hedges (hedged item)
Interest rate swaps (debt)	$200,000	$—	$(2,427)

The total change in fair value of hedging instruments attributable to the ineffective portion of effective hedging relationships recorded as an adjustment to interest expense during both years ended December 31, 2008 and 2007 was less than $0.1 million. Derivative liabilities are included in accrued expenses and other or other non-current liabilities on the consolidated balance sheet, depending upon the maturity date of the derivative financial instrument.

Note 19.    Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$5,149	$—	$5,149	$—

	$5,149	$—	$5,149	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Cost-method investments	$1,500	$—	$—	$1,500	$914

	$1,500	$—	$—	$1,500	$914

In accordance with the provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, cost-method investments with a carrying value of $2.4 million were written down to their fair value of $1.5 million, resulting in an other-than-temporary impairment charge of approximately $0.9 million, which was included in earnings for the period.

The fair value of the cost-method investments was estimated using an internal model entailing a comparison of the investee to other similar companies on the basis of stock price and revenues.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available for sale securities	$—	$—	$15,425	$15,425
Borrowings under bank credit facilities	247,500	155,925	250,000	241,043
8% Senior Notes	—	—	2,576	2,647
Derivative financial instruments	5,149	5,149	2,427	2,427

The fair value of available for sale securities was determined based on quoted market prices.

The fair value of borrowings under bank credit facilities and the 8% Senior Notes was estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The valuation of the derivative financial instruments, comprised of interest rate swaps, was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The Company began on January 1, 2008, to incorporate credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its interest rate swap contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that many of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments, which amount to less than $0.1 million in the aggregate, are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

For certain assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturity of these instruments.

Note 20.    Commitments and Contingencies

Commitments

Operating Leases

Total rent expense under operating leases was $12.3 million, $13.9 million and $14.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Certain leases are subject to escalation clauses, and certain leases contain renewal options. The Company expenses rent on all operating leases on a straight-line basis. The leases primarily relate to real estate and equipment. The following annual rental commitments include an aggregate of $88.4 million, which has been reserved for as part of the provision for restructuring costs (see Note 16). Minimum rental commitments under noncancelable operating leases as of December 31, 2008, are as follows (dollars in thousands):

Years Ending December 31,
2009	$20,540
2010	18,754
2011	17,337
2012	15,863
2013	14,775
Thereafter	32,168

$119,437

Future rental commitments for the above leases have not been reduced by minimum noncancelable sublease income aggregating $62.6 million as of December 31, 2008.

Retail Display Allowances

As part of its distribution business, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to the Company’s Consumer Guides and third-party publications, which the Company refers to as retail display allowances (“RDAs”). Most RDA contracts have clauses that require payment adjustments based on changes in the number of retail locations. The following table provides the commitments related to RDAs that the Company has as of December 31, 2008 (dollars in thousands):

Years Ending December 31,
2009	$46,405
2010	31,763
2011	8,577
2012	4,527
2013	4,527
Thereafter	2,641

$98,440

Capital Leases

Future minimum lease payments under capital leases (see Note 10) are as follows (dollars in thousands):

Years Ending December 31,
2009	$738
2010	464
2011	145
2012	11
2013	—
Thereafter	—

1,358
Less: Amount representing interest (at rates ranging from 3% to 36%)	282

Present value of net minimum lease payments and other	1,076
Less: Current portion	545

Long-term obligations (included in long-term debt)	$531

Contingencies

The Company is involved in lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, the Company believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on its long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

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

Each month, the Company’s liability is reduced either by fulfilling its secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for the Company. During 2008, as a result of the assignee’s performance, the Company recorded $3.0 million in income, which is included in discontinued operations.

As of December 31, 2007, the satellite time lease had expired. As of December 31, 2008, the Company has recorded a total liability of $10.8 million, for the fair value of the future lease payments, net of estimated sublease income, in the consolidated balance sheet. Approximately $3.1 million of this liability is included within accrued expenses and other, and the remaining $7.7 million is included within other non-current liabilities on the consolidated balance sheet.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co., L.P., and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that KKR and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleges that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. Discovery in connection with the SLC’s motion to dismiss the SAC is ongoing.

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

CK Media

On December 21, 2007, CK Media, LLC (“CK Media”) filed a complaint against PRIMEDIA Special Interest Publications, Inc. and PRIMEDIA Inc. in the Supreme Court of the State of New York alleging that PRIMEDIA misrepresented certain financial information and made inaccurate representations and warranties in connection with a June 8, 2006 Asset Purchase Agreement entered into between CK Media and PRIMEDIA for the sale of PRIMEDIA’s Crafts Group.

In the complaint, CK Media asserted causes of action for breach of representations and warranties, breach of the covenant of good faith and fair dealing, and express indemnity. CK Media sought not less than $20 million in damages, in addition to interest, attorneys’ fees, costs, expenses and disbursements. Alternatively, CK Media sought an order rescinding the purchase agreement. On March 20, 2008, PRIMEDIA moved to dismiss the complaint. On May 1, 2008, CK Media filed an opposition brief in which it withdrew its cause of action for breach of the covenant of good faith and fair dealing. PRIMEDIA filed its reply on May 28, 2008. On July 17, 2008, the Court heard oral arguments on the motion to dismiss and denied the motion. On October 23, 2008, PRIMEDIA filed its answer to the complaint. Discovery was expected to commence in January 2009.

In January 2009, the parties engaged in discussions regarding potential settlement of the litigation. On January 30, 2009, the Company entered into a settlement agreement to settle the case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trial. Pursuant to the settlement agreement, the Company paid $4.5 million, inclusive of attorneys’ fees and costs. The payment was recorded as a charge included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2008.

About.com

Plaintiffs commenced this action in 2002 on behalf of a putative class of current and former “guides” for About.com, a former subsidiary of the Company. The plaintiffs asserted a variety of claims, primarily that guides were employees who were misclassified as independent contractors (and therefore were entitled to be paid minimum wage and overtime under federal and state wage laws), and that the guides were underpaid according to the terms of their contracts.

Throughout proceedings and in settlement discussions, plaintiffs’ counsel has made clear that the breach of contract claim was their principal focus. In November 2005, the Company moved for summary judgment on that claim and certain others. The basis of the motion was that About.com compensated the guides properly (i.e., it paid them the contractually required percentage of “net advertising revenues” generated by the About.com website, and in some years paid them more). In August 2007, the Court denied the Company’s motion as to the contract claim, finding disputed issues of fact about the amounts owed to the guides. The Court granted the Company’s motion as to certain procedural issues. The Court also granted summary judgment to the plaintiffs on one issue, holding that all page-views must be counted equally for purposes of calculating any individual guide’s relative share of the guide revenue pool. In January 2008, plaintiffs moved for class certification with respect to the breach of contract claim. That motion remains pending.

During the year ended December 31, 2008, the Company recorded a charge of $4.5 million related to settlement of the CK Media case discussed above and $0.5 million related to the settlement of an unrelated case. Additionally, during the years ended December 31, 2008 and 2007, the Company recorded charges of $1.0 million and $2.0 million, respectively, for various other litigation-related losses. There was no similar charge during the year ended December 31, 2006. All of the charges are included in discontinued operations in the consolidated statement of operations. As of December 31, 2008 and 2007, the Company had established reserves for litigation related losses of $8.0 million (which includes the $4.5 million and $0.5 million in settlement costs described above) and $2.0 million, respectively, which are included in accrued expenses and other in the consolidated balance sheet. No amounts were paid from the reserve for litigation during the years ended December 31, 2008 or 2007.

Note 21.    Related Party Transactions

As of March 2, 2009, approximately 59.1% of the outstanding shares of the Company’s common stock were held by investment partnerships, of which KKR Associates, L.P. and KKR GP 1996 LLC are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares. Consequently, KKR Associates and KKR GP 1996 and their respective general partners and members, two of whom are also members of the Company’s Board of Directors, control the Company and have the power to elect all of its directors and approve any action requiring stockholder approval, including adopting amendments to the Company’s certificate of incorporation and approving mergers or sales of all or substantially all of the Company’s assets. KKR Associates and KKR GP 1996 will also be able to prevent or cause a change of control at any time.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred and expensed management, consulting and financial services fees relating to KKR of $0.8 million, $0.9 million and $1.0 million, respectively. In addition, for the years ended December 31, 2008, 2007 and 2006, the Company incurred and expensed directors’ fees for certain partners of KKR aggregating $0.1 million, $0.1 million and $0.1 million, respectively.

During the first half of 2008, the Company entered into a short-term arrangement with KKR Capstone, a consulting company founded by the Chairman of the Board of Directors, in which it leased office space in New York and paid $0.1 million in rent. The lease ended in May 2008. In addition, the Company paid KKR Capstone $0.4 million for consulting and management services during 2008. No such fees were paid to KKR Capstone during 2007 or 2006.

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

From time to time, Beverly Chell, a current director of PRIMEDIA and former Vice Chairman and General Counsel of PRIMEDIA, has provided consulting and management services to the Company. As compensation for her services, Ms. Chell is paid a daily or hourly rate. During 2007 and 2006, the Company paid Ms. Chell approximately $0.1 million for consulting services, while during 2008, the amount paid to Ms. Chell was not material.

Note 22.    Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2007, the Company determined that for the three and six months ended June 30, 2007, it had incorrectly recorded, due to a non-cash clerical error, an income tax benefit of $1.4 million in continuing operations and an income tax benefit of $0.5 million in discontinued operations. As a result, the Second Quarter 2007 Form 10-Q/A Report was filed to include a restated condensed consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of June 30, 2007 and for the three and six months then ended June 30, 2007. In addition, the Company has adjusted the consolidated financial statements as the Company classified the operations of its Auto Guides division as discontinued operations during the fourth quarter of 2007.

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2007	As Previously Reported	Adjustment Previously Reported	Adjustment for Discontinued Operations	As Restated
Benefit (provision) for income taxes	$10,913	$(1,422)	$(711)	$8,780
(Loss) income from continuing operations	$(11,112)	$(1,422)	$1,425	$(11,109)
Discontinued operations, net of tax	$18,698	$(491)	$(1,425)	$16,782
Net income	$7,586	$(1,913)	$—	$5,673
Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.25)	$(0.03)	$0.03	$(0.25)
Discontinued operations	0.42	(0.01)	(0.03)	0.38

Net income	$0.17	$(0.04)	$—	$0.13

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2007
Benefit (provision) for income taxes	$17,369	$1,422	$(4,136)	$14,655
(Loss) income from continuing operations	$(25,368)	$1,422	$(338)	$(24,284)
Discontinued operations, net of tax	$137,608	$491	$(3,488)	$134,611
Net income	$112,240	$(1,913)	$—	$110,327
Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.57)	$(0.04)	$0.06	$(0.55)
Discontinued operations	3.12	(0.01)	(0.06)	3.05

Net income	$2.55	$(0.05)	$—	$2.50

Condensed Consolidated Balance Sheet as of June 30, 2007	As Previously Reported	Adjustment Previously Reported	Adjustment for Discontinued Operations	As Restated
Other non-current liabilities	$56,111	$1,913	$—	$58,024
Total liabilities	$1,659,497	$1,913	$—	$1,661,410
Accumulated deficit	$(2,720,914)	$(1,913)	$—	$(2,722,827)
Total Stockholders’ deficiency	$(426,273)	$(1,913)	$—	$(428,186)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007	As Previously Reported	Adjustment Previously Reported	Adjustment for Discontinued Operations	As Restated
Net income	$112,240	$(1,913)	$—	$110,327
Changes in operating assets and liabilities	$(48,324)	$1,913	$—	$(46,411)

Note 23.    Subsequent Events

Cash Dividend Declared

On March 11, 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on March 31, 2009, to stockholders of record on March 23, 2009.

Share Repurchase Plan

Subsequent to December 31, 2008, and through March 6, 2009, the Company purchased approximately 0.2 million shares of its common stock at an aggregate price of $0.4 million under the terms of its Repurchase Program announced in December 2008. Pursuant to the Repurchase Program, the Company is authorized to repurchase up to $5.0 million of its common stock from time to time through open market purchases or through privately negotiated transactions. Purchases made under the Repurchase Program are made in compliance with the safe harbor provisions of Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

During 2007, management identified a material weakness in the operation of the Company’s internal control over financial reporting as it related to accounting for income taxes. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combinations of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on timely basis by employees in the normal course of their work.

During 2008, the Company added personnel to its tax department who possess subject matter expertise and experience and also enhanced processes and internal controls to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP. The Company has also intensified its review of amounts associated with the reporting of income taxes to include multiple levels of management. As a result of the implementation of these changes, management believes the Company’s internal control over financial reporting as it relates to the accounting for income taxes is suitably designed. During the fourth quarter of 2008, management continued to collect evidence of the effective operation of the internal control over financial reporting as it relates to accounting for income taxes and, based on that evidence, reached a conclusion that the material weakness has been remediated.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of PRIMEDIA is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008. The attestation report of Deloitte & Touche LLP follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

PRIMEDIA Inc.

Norcross, Georgia

We have audited PRIMEDIA Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of December 31, 2006, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 16, 2009

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 for which no Form 8-K was filed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Certain information relating to our directors and executive officers is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information appearing in the Proxy Statement under the caption “Section 16(a) Benefits/Ownership Reporting Compliance” is incorporated herein by reference.

PRIMEDIA Code of Ethics

We have a Code of Ethics, which is applicable to all of our officers, directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code is available free of charge on our website at www.primedia.com under the caption “Governance” and in print to any stockholder who requests it. Requests for copies may be directed to our Corporate Secretary at PRIMEDIA Inc., 3585 Engineering Drive, Norcross, GA 30092. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our website promptly following the date of such amendment or waiver (to the extent applicable to any of our directors, chief executive officer, chief financial officer or chief accounting officer).

NYSE Certification

On June 20, 2008, we timely submitted to the NYSE the Annual CEO Certification, pursuant to Section 303A.12 of the NYSE’s listing standards, whereby our CEO certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

In November 2008, we were notified by the NYSE that we were considered “below criteria,” specifically because our average total market capitalization was less than $75 million over a consecutive 30 trading-day period. This required us to submit a plan that demonstrated our ability to achieve compliance with the continued listing standards within 18 months of receipt of the notice. We submitted such a plan to the NYSE in January 2009, and in February 2009, we received notice from the NYSE that it had accepted our plan for continued listing on the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

1.	Index to Financial Statements

See Index to Consolidated Financial Statements included in Part II, Item 8 of this Report.

2.	Index to Financial Statement Schedule:

All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

3.	Exhibits.

Refer to Exhibit Index on pages E-1 through E-10 which is incorporated herein by reference	E-1

(b)	Exhibits

Exhibits listed in Item 15(a)(3) are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEDIA INC.

Date: March 16, 2009	By:	/s/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DEAN B. NELSON (Dean B. Nelson)	Chairman and Director	March 16, 2009

/s/ CHARLES J. STUBBS (Charles J. Stubbs)	President, Chief Executive Officer	March 16, 2009

/s/ KIM R. PAYNE (Kim R. Payne)	Senior Vice President, Chief Financial Officer (Principal Finance Officer)	March 16, 2009

/s/ J. MICHAEL BARBER (J. Michael Barber)	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 16, 2009

/s/ DAVID BELL (David Bell)	Director	March 16, 2009

/s/ BEVERLY C. CHELL (Beverly C. Chell)	Director	March 16, 2009

/s/ DANIEL T. CIPORIN (Daniel T. Ciporin)	Director	March 16, 2009

/s/ MEYER FELDBERG (Meyer Feldberg)	Director	March 16, 2009

/s/ PERRY GOLKIN (Perry Golkin)	Director	March 16, 2009

/s/ H. JOHN GREENIAUS (H. John Greeniaus)	Director	March 16, 2009

/s/ KEVIN J. SMITH (Kevin J. Smith)	Director	March 16, 2009

/s/ THOMAS C. UGER (Thomas C. Uger)	Director	March 16, 2009

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses(3)	Charged to Other Accounts		Deductions(2)	Assets Held for Sale	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$1,271	$3,817	$1,354	(1)	$(4,914)	$—	$1,528
Accumulated amortization
Other intangible assets	$81,288	$2,870	$(380)		$—	$—	$83,778
Deferred financing costs	$14,336	$922	$(13,986)		$—	$—	$1,272
Deferred tax asset valuation allowance	$204,950	$(29,325)	$3,886	(4)	$—	$—	$179,511

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs related to accounts receivable.

(3)	Includes operating results of discontinued operations.

(4)	Impact of Financial Accounting Standards Board Interpretation No. 48 implementation on the net deferred tax assets and liabilities.

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

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2006

Description	Balance at Beginning of Period	Charged to Costs and Expenses(6)	Charged to Other Accounts		Deductions(2)	Assets Held for Sale(4)	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$8,256	$7,066	$2,514	(1)	$(9,748)	$(905)	$7,368
			$185	(5)
Allowance for returns and rebates	$3,260	$9,807	$—		$(10,705)	$(226)	$2,136
Inventory
Allowance for obsolescence	$1,745	$45	$302		$(542)	$(845)	$705
Accumulated amortization
Other intangible assets	$431,188	$24,909	$(27,185	)(3)	$(82,099)	$(116,529)	$230,284
Deferred financing costs	$24,468	$2,567	$—		$(7,472)	$—	$19,563
Deferred wiring and installation costs	$68,308	$821	$—		$(4,153)	$(64,976)	$—
Video mastering and programming costs	$2,612	$1,365	$—		$(1,033)	$(2,944)	$—
Direct-response advertising costs	$11,827	$19,627	$—		$(20,745)	$(5,658)	$5,051
Deferred tax asset valuation allowance	$613,392	$(62,263)	$65,624	(7)	$—	$—	$616,753

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs and returns, as applicable, related to accounts receivable and inventory and write-offs of fully amortized amounts.

(3)	Represents adjustments for discontinued operations.

(4)	Represents assets held for sale for Outdoors and Education groups.

(5)	Represents bad debt expense related to discontinued operations.

(6)	Includes operating results of discontinued operations.

(7)	Valuation allowances recorded in goodwill for deferred tax assets related to acquired business and adjustments resulting from the Company’s detailed analysis related to classifications of all deferred tax accounts.

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000. (Filed as Annex D to the Joint Proxy Statement – Solicitation Prospectus to the Company’s Registration Statement on Form S-4 as filed with the Commission on January 18, 2001, Commission File No. 333-51432, and incorporated herein by this reference thereto).

2.2	—	Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc. (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, as filed with the Commission on September 10, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

2.3	—	Stock Purchase Agreement among PRIMEDIA Companies Inc., PRIMEDIA Inc. and The New York Times Company, dated February 17, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005, as filed with the Commission on March 24, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.4	—	Asset Purchase Agreement among PRIMEDIA Workplace Learning LP, PRIMEDIA Inc. and Bank Administration Institute, dated as of March 31, 2005. (Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.5	—	Asset Purchase Agreement among PRIMEDIA Inc., PRIMEDIA Digital Video Holdings LLC, PRIMEDIA Workplace Learning LP, Trinity Learning Corporation and Trinity Workplace Learning Corporation, dated as of April 1, 2005. (Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.6	—	Stock Purchase Agreement between PRIMEDIA Companies Inc. and PBI Media Holdings Inc., dated August 5, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

2.7	—	Stock Purchase Agreement, dated as of November 15, 2005, between PRIMEDIA Inc., Automotive.com, Inc. and certain stockholders of Automotive.com, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.8	—	Stock Purchase Agreement dated as of May 13, 2007, between PRIMEDIA Inc., Consumer Source Inc. and Source Interlink Companies, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission
File No. 001-11106, and incorporated herein by this reference thereto)

3.1(a)	—	Certificate of Incorporation of K-III Communications Corporation. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

3.1(b)	—	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III Communications Corporation to PRIMEDIA Inc.). (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 20, 1998, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(c)	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(d)	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(i)	—	Certificate of Designations of the Series D Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission
File No. 333-03691, and incorporated herein by this reference thereto).

3.1(e)(ii)	—	Certificate of Designations of the Series F Preferred Stock. (Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on December 16, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto).

3.1(e)(iii)	—	Certificate of Designations of the Series H Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

3.1(e)(iv)	—	Certificate of Designations of the Series K Preferred Stock. (Filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(v)	—	Certificate of Designations of the Series J Preferred Stock. (Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.2	—	Amended and Restated By-laws of K-III Communications Corporation. (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

4.1	—	10 1/4% Senior Note Indenture (including form of note and form of guarantee). (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.2	—	8 1/2% Senior Note Indenture (including forms of note and guarantee). (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.3	—	Form of Class D Subordinated Debenture Indenture (including form of debenture). (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto)

4.4	—	Form of 9.20% Subordinated Exchange Debentures due 2009 Indenture, Class E and Class F (including form of debenture). (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on October 22, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto)

4.5	—	Form of Class H Subordinated Debenture Indenture (including form of debenture). (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.6	—	7 5/8% Senior Note due 2008 Indenture, Series A and Series B, dated as of February 17, 1998 (including form of note and form of guarantee). (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.7(a)	—	8 7/8% Senior Note due 2011 Indenture, Series A and Series B, dated as of May 8, 2001 (including forms of note and guarantee). (Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.7(b)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 8, 2001 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto

4.7(c)	—	Registration Rights Agreement dated as of May 8, 2001, by and among PRIMEDIA Inc., The Guarantors listed therein and Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.8(a)	—	8% Senior Note due 2013 Indenture, Series A and Series B, dated as of May 15, 2003 (including form of note and form of guarantee). (Filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 15, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.8(b)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 15, 2003 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto

4.9(a)	—	Form of Senior Floating Rate Note due 2010. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(b)	—	Senior Floating Rate Note Indenture, Series A and Series B, dated as of May 14, 2004 (including form of note and form of guarantee). (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(c)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 14, 2004 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto

4.9(d)	—	Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Markets, Inc. and Scotia Capital (USA) Inc., as representative of the initial purchasers. (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.10	—	Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.11	—	Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.12	—	Lockup Agreement, dated as of May 13, 2007, by and among Source Interlink Companies, Inc. and AEC Associates, LLC. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)	—	Credit Agreement dated as of June 20, 2001, with The Chase Manhattan Bank, as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents (the “Chase Credit Agreement”). (Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(i)	—	Forms of Pledge Agreement, Subsidiary Guaranty and Contribution Agreement (with respect to Exhibit 10.1(a)). (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(ii)	—	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of June 10, 2001, as amended, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York and the Bank of Nova Scotia, as Co-Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(b)	—	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(c)	—	Second Amendment to the Chase Credit Agreement, dated as of April 29, 2004, with JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)	—	Credit Agreement, dated as of May 14, 2004, with Bank of America N.A., as syndication agent, Citicorp North America, Inc. as co-syndication agent and JPMorgan Chase Bank, as administrative agent (the “Bank of America Credit Agreement”). (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)(i)	—	Subsidiary Guarantee, dated as of May 14, 2004 (with respect to Exhibit 10.2(a)). (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)(ii)	—	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of May 14, 2004 among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.3	—	Credit Agreement dated as of June 20, 2001 and amended and restated as of September 30, 2005, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York, The Bank of Nova Scotia and Citibank, N.A., as Co-Documentation Agents, and JP Morgan Chase Bank, N.A. as Administrative Agent. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on November 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(a)	—	Credit Agreement dated as of August 1, 2007, among PRIMEDIA Inc., Various Lending Institutions, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(b)	—	Pledge Agreement dated as of August 1, 2007, made by PRIMEDIA Inc. and each of the Subsidiaries of the Company identified therein, in favor of Credit Suisse, Cayman Islands Branch, as Collateral Agent (the “Pledgee”) for the benefit of the Secured Creditors (as defined therein). (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(c)	—	Contribution Agreement, dated as of August 1, 2007, among each of the Subsidiary Guarantors (as defined in the Exhibit 10.4(a) Credit Agreement) of PRIMEDIA Inc. and together with any other entity that becomes a party hereto pursuant to Section 11 hereof, the “Guarantors”). (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5(a)	—	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

†10.5(b)	—	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997. (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 28, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5(c)	—	Amendment No. 2 to the 1992 Stock Purchase and Option Plan, dated May 11, 2005. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.6(a)	—	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(b)	—	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.6(c)	—	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(d)	—	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(a)	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(b)	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.8(a)	—	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(b)	—	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(c)	—	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(a)	—	Asset Purchase Agreement dated as of December 6, 2006, by and among PRIMEDIA Specialty Group Inc., a Delaware corporation (“PSG”), PRIMEDIA Enthusiast Publications, Inc. (“PEP”), PRIMEDIA Special Interest Publications Inc., (“PSIP”), PRIMEDIA Inc. (“PRIMEDIA”; and, together with PSG, PEP and PSIP, the “Sellers,” and each individually, a “Seller”) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(b)	—	Letter Agreement Amendment to Asset Purchase Agreement dated as of December 22, 2006, between PRIMEDIA Inc. (on behalf of the Sellers) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.10	—	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.11	—	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.12	—	Executive Incentive Compensation Plan. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.13	—	1995 Restoration Plan. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.14	—	Termination of 1995 Restoration Plan. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Commission on March 13, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.15	—	Form of Restricted Stock Award Agreement for Employees. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.16	—	Form of Incentive Stock Option Agreement for Employees. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.17	—	Form of Nonqualified Stock Option Agreement for Non-Employee Directors. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(a)	—	Employment Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(b)	—	Separation Agreement, dated as of December 30, 2005, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(a)	—	Employment Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 29, 2000, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(b)	—	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(c)	—	Separation and Release Agreement, dated as of March 8, 2004, between Thomas S. Rogers and PRIMEDIA Inc. (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(a)	—	Letter Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(b)	—	Second Amendment, dated as of June 20, 2002, to Employment Agreement between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(c)	—	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.20(d)	—	Separation and Release Agreement, dated as of December 31, 2003, by and between David Ferm and PRIMEDIA Inc. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(a)	—	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Commission on May 15, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.21(b)	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(c)	—	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(a)	—	Letter Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(b)	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(c)	—	Consulting Agreement, dated July 1, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(d)	—	Consulting Agreement, dated December 18, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated December 19, 2006, as filed with the Commission on December 19, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(a)	—	Severance Agreement, dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(b)	—	Severance Agreement, dated March 10, 2005, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(c)	—	Separation and Release Agreement, dated May 27, 2008, between Robert Metz and PRIMEDIA Inc. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed with the Commission on August 8, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.24	—	Severance Agreement, dated March 10, 2005, between David Crawford and Haas Publishing Companies, Inc. (Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(a)	—	Severance Agreement, dated as of July 19, 1999, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(b)	—	Employment Agreement, dated as of November 1, 2005, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(c)	—	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(d)	—	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(a)	—	Employment Agreement, dated as of May 11, 2006, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(b)	—	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(c)	—	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(a)	—	Letter Agreement, dated March 22, 2004, between PRIMEDIA Magazines Inc. and Steven Parr. (Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(b)	—	Employment Agreement, dated September 15, 2006, between PRIMEDIA Inc. and Steven Parr. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated September 15, 2006, as filed with the Commission on September 15, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(c)	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Steve Parr. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.28(a)	—	Letter Agreement, dated July 1, 2004, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.28(b)	—	Letter Agreement, dated January 11, 2007, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Commission on May 10, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.29(a)	—	Employment Agreement, dated May 30, 2006, between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.29(b)	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.30	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Dean Nelson. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto)

†10.31	—	Severance Agreement dated September 27, 2007 between Kim R. Payne and PRIMEDIA Inc. (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission
File No. 001-11106, and incorporated herein by this reference thereto)

†10.32	—	Severance Agreement dated October 1, 2007 between Arlene Mayfield and PRIMEDIA Inc.
(Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission
File No. 001-11106, and incorporated herein by this reference thereto).

†10.33	—	Severance Agreement dated January 4, 2008 between Keith L. Belknap and PRIMEDIA Inc.
(Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.34	—	Employment Agreement, dated April 21, 2008, between PRIMEDIA Inc. and Charles Stubbs.
(Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 21, 2008, as filed with the Commission on April 22, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.35	—	PRIMEDIA Inc. 2001 Stock Incentive Plan (Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 28, 2001, Commission File No. 333-56300, and incorporated herein by this reference thereto)

†10.36	—	Haas Publishing Companies, Inc. 2005-2007 Long-Term Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.37	—	Auto and New Home Guide Launch Incentive Plan. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.38	—	Contribution Agreement, dated as of November 15, 2005, by and between PRIMEDIA Inc., IntelliChoice, Inc., PRIMEDIA Specialty Group Inc., McMullen Argus Publishing Inc. and Automotive.com, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

21	—	Subsidiaries of PRIMEDIA(*)

23	—	Consent of Independent Registered Public Accounting Firm(*)

31.1	—	Certification of Charles J. Stubbs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	—	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	—	Certification by Charles J. Stubbs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	—	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

†	Executive contract or compensation plan or arrangement.
(*)	Filed herewith.