Form 10-Q
period 2009-03-31
PRIMEDIA INC
filed 2009-05-08
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 1, 2009
Common Stock, par value $0.01 per share	44,047,691

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$14,417	$31,470
Accounts receivable (net of allowance for doubtful accounts of $2,102 and $1,528, respectively)	25,225	27,983
Inventories	1,006	936
Prepaid expenses and other	32,605	26,545
Deferred tax asset, net	1,162	2,102

Total current assets	74,415	89,036

Property and equipment (net of accumulated depreciation and amortization of $77,587 and $83,203, respectively)	17,686	18,765
Intangible assets, net	23,018	23,637
Goodwill	129,305	129,305
Deferred tax asset—non-current, net	12,934	12,867
Other non-current assets	12,870	12,544

Total assets	$270,228	$286,154

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$12,003	$14,792
Accrued expenses and other	43,010	44,491
Deferred revenue	2,009	1,990
Revolving credit facility	4,400	13,200
Current maturities of long-term debt and capital lease obligations	3,036	3,045

Total current liabilities	64,458	77,518

Long-term debt	244,826	245,531
Deferred revenue	8,925	9,350
Other non-current liabilities	51,347	51,043

Total liabilities	369,556	383,442

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,693,804 and 45,595,618 shares issued, respectively; 44,047,691 and 44,188,550 shares outstanding, respectively	456	455
Additional paid-in capital (including warrants of $31,690 at March 31, 2009 and December 31, 2008)	2,372,979	2,372,578
Accumulated deficit	(2,392,305)	(2,389,610)
Common stock in treasury, at cost (1,646,113 and 1,407,068 shares, respectively)	(76,304)	(75,877)
Accumulated other comprehensive loss	(4,154)	(4,834)

Total stockholders’ deficiency	(99,328)	(97,288)

Total liabilities and stockholders’ deficiency	$270,228	$286,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$58,040	$63,573
Distribution	10,418	13,915

Total revenue, net	68,458	77,488

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	6,535	8,744
Marketing and selling	20,313	20,158
Distribution and circulation	19,234	21,177
General and administrative expenses	11,382	14,554
Depreciation and amortization of property and equipment	3,476	3,316
Amortization of intangible assets	619	755
Provision for restructuring costs	4,289	496
Interest expense	4,248	5,002
Amortization of deferred financing costs	225	242
Other income, net	(2,089)	(172)

Total costs and expenses	68,232	74,272

Income from continuing operations before provision for income taxes	226	3,216
Provision for income taxes	(503)	(1,002)

(Loss) income from continuing operations	(277)	2,214

Discontinued operations, net of tax (including gain on sale of business, net of tax, of $0 and $116, respectively)	665	11,383

Net income	$388	$13,597

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.01)	$0.05
Discontinued operations	0.02	0.26

Net income	$0.01	$0.31

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,119,293	44,171,917

Weighted-average diluted shares of common stock outstanding	44,119,293	44,203,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Three Months Ended March 31, 2009

	Common Stock		Additional Paid-in Capital		Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Deficiency
	Shares	Par Value		Accumulated Deficit
	(Dollars in thousands, except per share data)
Balance at December 31, 2008	45,595,618	$455	$2,372,578	$(2,389,610)	$(75,877)	$(4,834)	$(97,288)
Comprehensive income:
Net income	—	—	—	388	—	—	388
Other comprehensive income
Unrealized gains on cash flow hedges, net	—	—	—	—	—	680	680

Total comprehensive income							1,068
Non-cash charges for stock-based compensation	—	—	462	—	—	—	462
Issuances of common stock, net of shares withheld for employee taxes	98,186	1	(61)	—	—	—	(60)
Repurchases of common stock	—	—	—	—	(427)	—	(427)
Cash dividends declared on common stock ($0.07 per share)	—	—	—	(3,083)	—	—	(3,083)

Balance at March 31, 2009	45,693,804	$456	$2,372,979	$(2,392,305)	$(76,304)	$(4,154)	$(99,328)

Total comprehensive income for the three months ended March 31, 2008 was $10.0 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Operating activities:
Net income	$388	$13,597
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,320	4,426
Gain on sale of cost-method investment	(1,798)	—
Gain on sale of business, net	—	(116)
Stock-based compensation	462	(9)
Deferred income taxes	455	563
Bad debt expense	1,784	1,126
Loss on disposal of property and equipment	12	74
Decrease (increase) in:
Accounts receivable, net	974	195
Inventories	(70)	(396)
Prepaid expenses and other	(6,610)	(20,134)
(Decrease) increase in:
Accounts payable	(3,060)	1,297
Accrued expenses and other	(351)	(15,261)
Deferred revenue	(406)	(469)
Other non-current liabilities	272	(1,540)
Other, net	—	5

Net cash used in operating activities	(3,628)	(16,642)

Investing activities:
Proceeds from sales of available for sale securities	—	15,425
Proceeds from sale of cost-method investment	1,798	—
Additions to property and equipment	(2,037)	(2,809)
Proceeds from sale of business	—	248

Net cash (used in) provided by investing activities	(239)	12,864

Financing activities:
Payment of dividends on common stock	(3,083)	(3,093)
Net repayments under revolving credit facility	(8,800)	—
Repayments of borrowings under credit agreements	(625)	(625)
Capital lease payments	(191)	(112)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(60)	53
Repurchases of common stock	(427)	—

Net cash used in financing activities	(13,186)	(3,777)

Decrease in cash and cash equivalents	(17,053)	(7,555)
Cash and cash equivalents, beginning of period	31,470	14,709

Cash and cash equivalents, end of period	$14,417	$7,154

Supplemental information:
Cash paid for interest, including interest on capital and restructured leases	$4,655	$4,951

Cash paid for income taxes, net of refunds received	$(18)	$15,482

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$102	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2009 and December 31, 2008, the results of consolidated operations of the Company for the three months ended March 31, 2009 and 2008, consolidated changes in stockholders’ deficiency of the Company for the three months ended March 31, 2009, and consolidated cash flows of the Company for the three months ended March 31, 2009 and 2008. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”). All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the 10-K. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for a full year. Prior year editorial costs have been reclassed to cost of goods sold in order to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral applied include, but are not limited to:

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

The Company adopted SFAS No. 157 on January 1, 2009 for its nonfinancial assets and liabilities, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows (see Note 6).

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 requires an asset or a liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined and provides additional guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that an asset or liability be recognized at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using similar criteria for assets. The FSP also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company adopted SFAS No. 141(R) and FSP FAS 141(R)-1 on January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

The Company adopted SFAS No. 160 on January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative financial instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, results of operations and cash flows.

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

The Company adopted SFAS No. 161 on January 1, 2009.

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

The Company adopted FSP FAS 142-3 on January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures under the scope of SFAS No. 157.

FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009.

Note 2. Divestitures

The Company has classified the results of divested entities as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets.

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

During the first quarter of 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare for approximately $0.2 million, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of $0.4 million.

During the first quarter of 2008, the Company recognized a tax benefit of $12.0 million in discontinued operations of which $11.3 million was a result of the Company’s ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The 2008 NOL arose primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the three months ended March 31, 2008.

During the first quarter of 2009, the Company recognized $0.2 million benefit in discontinued operations primarily as a result of recording an adjustment due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

The operating results of all these operations have been classified as discontinued operations for all periods presented.

Total revenue, net and income (loss) before benefit from income taxes included in discontinued operations for the three months ended March 31, 2009 and 2008 in the condensed consolidated statement of operations are as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008 (1)
Total revenue, net	$—	$1,799

Income (loss) before benefit from income taxes	$507	$(744)

(1)	Income (loss) before benefit from income taxes above excludes gain on sale of business.

The gain on sale of business, net of tax, was $0.1 million for the three months ended March 31, 2008. There was no gain or loss on sale of business for the three months ended March 31, 2009.

Held for Sale

The assets and liabilities of businesses which the Company had initiated plans to sell, but had not sold, as of March 31, 2008, were classified as held for sale in the condensed consolidated balance sheet. The business held for sale as of March 31, 2008 pertained to the Company’s Auto Guides division, which was sold in the second quarter of 2008. As of March 31, 2009 and December 31, 2008, there were no assets and liabilities of businesses held for sale.

March 31, 2008
(Dollars in thousands)
Assets
Accounts receivable, net	$796
Prepaid expenses and other	36
Property and equipment, net	1,254
Intangible assets	1,327
Other non-current assets	—

Assets of businesses held for sale	$3,413

Liabilities
Accounts payable	$10
Accrued expenses and other	134
Other non-current liabilities	—

Liabilities of businesses held for sale	$144

As discussed above, in 2008, the Company completed the sale of certain assets and liabilities of PRIMEDIA Healthcare in the first quarter of 2008 and shut down the remaining operations. It also completed the sale of certain assets and liabilities of the Auto Guides division in the second quarter of 2008 and shut down the remaining operations.

Note 3. Available for Sale Securities

As of March 31, 2009, the Company had no available for sale securities. During the first quarter of 2008, the Company sold all $15.4 million of its available for sale securities, resulting in no realized gain or loss.

Note 4. Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	March 31, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Advertiser lists	13	$94,454	$78,283	$16,171	$94,454	$77,767	$16,687
Other	6	5,905	5,336	569	5,905	5,233	672

		$100,359	$83,619	$16,740	$100,359	$83,000	$17,359

Intangible assets not subject to amortization had a carrying value of $6.3 million as of March 31, 2009 and December 31, 2008 and consisted of trademarks. Amortization expense for other intangible assets subject to amortization was $0.6 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

Note 5. Sale of Cost-Method Investment

During 2001, the Company recorded a charge of $2.0 million to write down the value of a cost-method investment to its estimated fair value of $0. During the first quarter of 2009, the Company received $1.8 million related to the sale of this investment and recorded a corresponding $1.8 million gain to other income, net in the condensed consolidated statement of operations.

Note 6. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$4,051	$—	$4,051	$—

	$4,051	$—	$4,051	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$5,149	$—	$5,149	$—

	$5,149	$—	$5,149	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Cost-method investments (1)	$1,500	$—	$—	$1,500	$914

	$1,500	$—	$—	$1,500	$914

(1)	The cost-method investments were measured at fair value at December 31, 2008 because the Company identified events and changes in circumstances that had a potential significant adverse effect on the fair value of the investments. The Company estimated the fair value was less than the cost and recorded an other-than-temporary impairment charge of approximately $0.9 million in 2008. Because it was not necessary to remeasure these investments for fair value during the first quarter of 2009 and since the investments are recorded at their carrying amount, no disclosure is necessary as of March 31, 2009.

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

Although the Company has determined that many of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments, which amount to less than $0.1 million in the aggregate for all periods, are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

Note 7. Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$8,761	$8,278
Tax related liabilities	10,710	11,560
Derivative financial instrument liabilities	3,123	4,253
Reserves for litigation	3,000	8,000
Restructuring liabilities	3,970	3,466
Retail display allowances	5,559	831
Other	7,887	8,103

	$43,010	$44,491

Note 8. Borrowings

Long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Borrowings under bank credit facilities	$246,875	$247,500
Obligation under capital leases	987	1,076

	247,862	248,576
Less: Current maturities of long-term debt	3,036	3,045

	$244,826	$245,531

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2009:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities (1)	$88,000	$246,875	$334,875
Borrowings outstanding	(4,400)	(246,875)	(251,275)
Letters of credit outstanding	(3,409)	—	(3,409)

Unused bank commitments	$80,191	$—	$80,191

(1)	As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. discussed below, the Company believes the aggregate commitments available to it under the revolving credit facility have been effectively reduced from $100.0 million to $88.0 million.

In September 2008, the Company borrowed $13.2 million against its revolving credit facility (“Revolving Facility”), and in March 2009, the Company repaid $8.8 million of the amount outstanding. As of March 31, 2009, the remaining availability under the Revolving Facility is approximately $80.2 million, which also reflects outstanding letters of credit and a reduction in available borrowing capacity resulting from the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Inc. (“Lehman”), a participating lender in PRIMEDIA’s $100.0 million revolving credit facility. Lehman’s commitment under the Revolving Facility is $12.0 million.

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date.

8% Senior Notes

On May 15, 2008, the Company redeemed all $2.6 million of its outstanding 8% Senior Notes. The Notes were redeemed at a 4% premium of the outstanding aggregate principal amount, which was approximately $0.1 million. The Company did not incur any early termination penalties in connection with the redemption of the 8% Senior Notes beyond the 4% redemption premium.

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of March 31, 2009, this leverage ratio was approximately 3.0 to 1.

Note 9. Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended March 31, 2009 was 222.6%, compared to 31.2% for the three months ended March 31, 2008. Total tax expense from continuing operations for the three months ended March 31, 2009 was $0.5 million, which was comprised of approximately $0.1 million federal and state tax income tax expense recorded on pre-tax income from continuing operations, $0.2 million related to reserves for prior years’ uncertain tax positions and $0.2 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients during the three months ended March 31, 2009.

The Company intends to carryback a $16.3 million net deferred tax asset primarily to its 2007 federal income tax return filing and recover income taxes previously paid. The expected carryback is included in prepaid expenses and other on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008.

The total amount of unrecognized tax benefits as of March 31, 2009 was $83.6 million. Approximately $19.7 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $63.9 million would not. As of March 31, 2009, the Company’s recorded liability for uncertain tax positions was $23.2 million, which includes $3.5 million of interest.

Related to unrecognized tax benefits noted above, the Company had charges for interest of $0.4 million during the three months ended March 31, 2009 and 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by multiple tax authorities. The Company is currently under audit by the Internal Revenue Service for its 2005 and 2006 federal consolidated income tax filings and the New York Department of Revenue for income tax filings for the years 2005 through 2007. The Company reported NOL carryforwards from tax years back to 1992 on federal and state tax returns currently under, or open to, examination. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and involves a series of complex judgments about future events.

Due to the uncertainty regarding the timing of the resolution of federal and certain state income tax examinations of open statutory periods, the Company has concluded it is not reasonably possible that there will be significant changes to the unrecognized tax benefit within 12 months of March 31, 2009. However, the statute of limitations in certain other state and local jurisdictions is expected to expire within the next 12 months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.1 million.

Note 10. Stockholder’s Equity

Stock Repurchase Plan

On December 4, 2008, the Company’s Board of Directors authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock over the following 12 months. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its common stock. As of December 31, 2008, the Company had not repurchased any shares under the Repurchase Program. During the three months ended March 31, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. The reacquired shares have been designated as treasury shares. As of March 31, 2009, the Company had $4.6 million available for further share repurchases. The Company may make additional stock repurchases in 2009 pursuant to the Repurchase Program.

Note 11. Stock-Based Compensation

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

Restricted Stock

Performance Share Plan

During 2008 and 2009, the Compensation Committee approved awards of performance-based restricted stock for 2008, 2009 and 2010 to be granted under the Stock Option Plan, to certain employees of the Company. The extent to which an award vests is based on the Company’s level of performance during the year in which the grant is made. Under the terms of each grant, the restricted stock is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, a portion of the restricted stock vests pursuant to a predetermined formula. Restricted stock vests on the date of determination by the Compensation Committee of the extent to which the applicable performance goal is achieved, provided the grantee is employed by the Company at such time. At that time, restrictions on the vested portion of the award lapse, and the corresponding shares are distributed to the grantee. Restricted stock for 2008, targeted at 0.2 million shares, has vested or been forfeited based on the Company’s level of achievement of performance goals for the year ended December 31, 2008. Vested shares were distributed during the first quarter of 2009.

The performance targets for the 2009 awards were set during the first quarter of 2009, at which time approximately 0.3 million shares were granted. It is expected that the performance targets for the 2010 awards will be set during the first quarter of 2010, at which time approximately 0.2 million shares will be considered granted. No expense for the 2010 awards will be recorded prior to the grant date. Performance-based restricted stock is expensed based on the likelihood of the Company achieving the performance targets.

Service Plan

During 2008 and 2009, the Compensation Committee approved awards that totaled 0.4 million shares of service-based restricted stock granted under the Stock Option Plan to the Company’s Chief Executive Officer (“CEO”). The restricted stock includes tandem dividend rights and will vest at 100% as long as the CEO remains employed with the Company through specified vesting dates in 2009, 2010 and 2012.

A summary of the Company’s restricted stock award activity during the three months ended March 31, 2009 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of year	415,634	$5.49
Granted	433,326	1.80
Vested and distributed	(98,186)	5.57
Vested and surrendered (1)	(36,573)	5.57
Forfeited	(46,363)	5.57

Outstanding at end of period	667,838	$3.07

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All stock-based compensation is expensed over the vesting period, and the expense for all awards amounted to $0.5 million and less than $(0.1) million for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

Note 12. Provision for Restructuring Costs

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

During 2008, the Company’s management implemented a plan to streamline its expense structure through the elimination of certain jobs, consolidation of office space and the vacating of certain leased properties and termination of certain other contracts. Charges included costs associated with the termination of certain contracts, which were paid in 2008. Charges under the plan also included employee-related termination costs expected to be paid through 2009 and the Company’s obligations for certain leased properties, which continue through 2015 and which have been reduced for anticipated sublease income. The total expected cost of the plan is approximately $8.7 million.

As part of its distribution business, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to the Company’s consumer guides and third-party publications, which the Company refers to as retail display allowances (“RDAs”). During 2009, the Company’s management implemented a plan to further reduce the Company’s ongoing cost structure. The most significant component of the 2009 plan involves the reduction of ongoing distribution costs arising from RDAs that are underperforming either through:

•	terminating the Company’s distribution rights to some or all locations covered by certain RDAs at a negotiated price;
•	discontinuing service to and vacating some locations covered by certain RDAs; or
•	determining to forego distribution rights in certain locations that are not currently being serviced.

In the last two cases, the timing and amount of the Company’s future cash obligations, most of which continue through 2011, are not impacted. The 2009 plan also includes further real estate consolidation, resulting in vacating certain leased office space, and the elimination of certain positions. The obligations associated with the termination of RDAs and employee-related termination costs are expected to be paid through 2009, while the obligations for the leased properties continue through 2015. This plan resulted in a charge of approximately $2.6 million for the three months ended March 31, 2009. The total cost of the plan is expected to be between $24.0 million and $27.0 million.

Details of all restructuring plans that have been implemented and the related payments during the three months ended March 31, 2009 and 2008 are presented in the following tables:

	Liability as of January 1, 2009	Net Provision for the Three Months Ended March 31, 2009	Payments During the Three Months Ended March 31, 2009	Liability as of March 31, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$241	$(437)	$294
Termination or modification of existing RDA contracts	—	1,493	(1,493)	—
Termination of leases related to office closures and other	21,163	2,555	(1,378)	22,340

Total	$21,653	$4,289	$(3,308)	$22,634

	Liability as of January 1, 2008	Net Provision for the Three Months Ended March 31, 2008	Payments During the Three Months Ended March 31, 2008	Liability as of March 31, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905	$451	$(3,895)	$1,461
Termination of leases related to office closures and other	20,441	45	297	20,783

Total	$25,346	$496	$(3,598)	$22,244

In addition to the plans implemented in 2009, 2008 and 2007, the amounts in termination of leases related to office closures and other include the Company’s remaining liability, pertaining to various restructuring plans initiated in 2006 and prior, associated with real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. The liability is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments and adjustments that may arise in sublease income.

Liabilities of $4.0 million and $3.5 million, representing the current portion of the provision for restructuring costs, are included in accrued expenses and other on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively. Liabilities of $18.6 million and $18.2 million, representing the non-current portion of the provision for restructuring costs, are included in other non-current liabilities on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively.

Interest expense related to the restructured liabilities was $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. The Company includes imputed interest associated with restructured liabilities in interest expense in the condensed consolidated statement of operations.

The following table provides a breakout of the restructuring liability by plan as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
2009 plan	$1,028	$—
2008 plan	4,112	3,762
2006 plan and prior plans	17,494	17,891

	$22,634	$21,653

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three months ended March 31, 2009 and 2008 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
(Loss) income from continuing operations	$(277)	$2,214
Discontinued operations, net of tax	665	11,383

Net income	$388	$13,597

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,119,293	44,171,917
Dilutive effect of:
Restricted stock	—	19,781
Warrants	—	12,295

Weighted-average shares used in diluted computation	44,119,293	44,203,993

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$0.05
Discontinued operations	0.02	0.26

Net income	$0.01	$0.31

The securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants as of March 31, 2009 and 2008 and 3.4 million and 3.1 million stock options and shares of restricted stock as of March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, potentially dilutive securities, including 2.7 million stock options, 0.8 million shares of restricted stock and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations. For the three months ended March 31, 2008, potentially dilutive securities, including 3.1 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive.

Note 14. Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) was represented by unrealized gains and losses on cash flow hedges as follow:

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2009

Net unrealized gains on cash flow hedges	$1,098	$(418)	$680

Other comprehensive gain, net of tax	$1,098	$(418)	$680

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2008

Net unrealized losses on cash flow hedges	$(3,599)	$—	$(3,599)

Other comprehensive loss, net of tax	$(3,599)	$—	$(3,599)

Subsequent to the partial release of the valuation allowance against the Company’s net deferred tax asset as of December 31, 2008, it became appropriate to include the deferred tax consequences of changes in unrealized gains and losses on the cash flow hedges in other comprehensive income.

Note 15. Derivative Financial Instruments

Risk Management Objective of Using Derivative Financial Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments related to its borrowings. The Company does not use derivative financial instruments for speculative purposes.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2009, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the three months ending March 31, 2009 and 2008, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending March 31, 2010, the Company estimates that $3.8 million will be reclassified from AOCI into earnings as an increase to interest expense.

As of March 31, 2009 and December 31, 2008, the Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Notional Amount at
Interest Rate Derivatives	March 31, 2009	December 31, 2008
Interest rate swaps	$225,000	$225,000

Tabular Disclosure of Fair Values of Derivative Financial Instruments on the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of March 31, 2009 (dollars in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments designated in hedging relationships

Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$3,123

Interest rate swaps	Other non-current assets	—	Other non-current liabilities	928

Total derivative financial instruments designated in hedging relationships		$—		$4,051

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of December 31, 2008 (dollars in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments designated in hedging relationships

Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$4,253

Interest rate swaps	Other non-current assets	—	Other non-current liabilities	896

Total derivative financial instruments designated in hedging relationships		$—		$5,149

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations for the three months ended March 31, 2009 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$680	Interest expense	$1,322	Interest expense	$(24)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative financial instrument counterparties that contain a provision by which the Company could be declared in default on its derivative financial instrument obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2009, the fair value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.0 million. As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $4.0 million.

Note 16. Commitments and Contingencies

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

Workplace Learning

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. The Company received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). During 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability and recorded a liability for the fair value of the lease payments, net of anticipated sublease income, related to its secondary liability on the lease payments. Furthermore, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved the $10.0 million receivable from the third party. The Company commenced a lawsuit to collect on the Guaranty, and on October 14, 2008, the Company’s motion for summary judgment against the third-party guarantor was granted unopposed. Thereafter, the Company obtained a judgment against the third-party guarantor and had been taking steps to enforce that judgment when, on April 21, 2009, the third-party guarantor filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. That proceeding is at an early stage, and the ultimate outcome of the proceeding, including the full effect on the Company’s judgment, and recovery on the judgment, if any, against the third-party guarantor is uncertain.

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

Each month, the Company’s liability is reduced either by fulfilling its secondary liability as the assignor of the building lease or due to the assignee’s performance under the terms of the lease, which results in income for the Company. Further changes in the Company’s recorded liability and discontinued operations could result if it becomes necessary to change the Company’s assumptions about future sublease income. During the three months ended March 31, 2009 and 2008, as a result of the assignee’s performance, the Company recorded $0.3 million and $1.2 million in income, respectively, which is included in discontinued operations.

As of December 31, 2007, the satellite time lease had expired. As of March 31, 2009, the Company has recorded a total liability of $10.1 million, for the fair value of the future lease payments, net of estimated sublease income, on the condensed consolidated balance sheet. Approximately $2.9 million of this liability is included within accrued expenses and other, and the remaining $7.2 million is included within other non-current liabilities on the condensed consolidated balance sheet.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co. L.P., and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleges that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. Discovery in connection with the SLC’s motion to dismiss the SAC is ongoing.

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

Throughout proceedings and in settlement discussions, plaintiffs’ counsel has made clear that the breach of contract claim was their principal focus. In November 2005, the Company moved for summary judgment on that claim and certain others. The basis of the motion was that About.com compensated the guides properly (i.e., it paid them the contractually required percentage of “net advertising revenues” generated by the About.com website, and in some years paid them more). In August 2007, the Court denied the Company’s motion as to the contract claim, finding disputed issues of fact about the amounts, if any, owed to the guides. The Court granted the Company’s motion as to certain procedural issues. The Court also granted summary judgment to the plaintiffs on one issue, holding that all page-views must be counted equally for purposes of calculating any individual guide’s relative share of the guide revenue pool. In January 2008, plaintiffs moved for class certification with respect to the breach of contract claim. The Court granted that motion in April 2009, but it also indicated a willingness to reconsider its earlier grant of partial summary judgment on the page-view issue.

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. There were no additional charges during the three months ended March 31, 2009.

Note 17. Subsequent Event

Cash Dividend Declared

On May 6, 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on or about June 3, 2009, to stockholders of record on May 18, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Form 10-Q, which we refer to as this “Report” the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, related adverse trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic and cost-cutting initiatives; the demand by customers for our premium services; expenses of or adverse results from litigation; increases in fuel and paper costs; the inability to maintain the New York Stock Exchange’s continued listing standards for our common stock; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and results of operations during the three months ended March 31, 2009 and 2008 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

Our Business

We are an integrated media company that publishes and distributes advertising-supported print and online consumer guides, primarily for the apartment and other rental property sectors of the residential real estate industry. Our print and online guides are provided free of charge to end users. We distribute our print guides through our proprietary distribution network, DistribuTech. Our principal digital assets include the websites associated with our print publications and Internet-only offerings, such as ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuide.com.

2009 First Quarter Results

•	Total revenue was $68.5 million, representing a $9.0 million decrease compared to first quarter 2008, due to lower New Homes and DistribuTech revenue.
•	Apartments, our largest division, representing 90% of first quarter advertising revenue, grew revenue slightly on a year-over-year basis.
•	Income from continuing operations decreased $2.5 million to ($0.3) million, or ($0.01) per common share, primarily due to lower revenue, partially offset by decreased costs.
•	Net income was $0.4 million, or $0.01 per common share.

2009 Business Trends and Outlook

During 2009, we intend to continue to grow customer count and market share in Apartment Guide and pursue enhancements to its product portfolio and market segment expansion. We also intend to aggressively grow our Rentals.com business by focusing on driving revenue growth and improving site engineering and performance, while increasing traffic. However, we currently anticipate that Apartments revenue for 2009 is likely to be essentially flat to slightly down compared to last year, primarily due to decreased demand for premium supplemental products as clients struggle with the weakened economy.

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

During 2008, we suspended publication of two New Home Guide Professional Editions. In the first quarter of 2009, we suspended our New Home Guide print publications in Columbus, Ohio and St. Louis, while focusing on Internet offerings in those markets. We also suspended our Today’s Custom Home print publications in Atlanta and Charlotte, as well as two map supplements to our New Home Guide print publications. In the second quarter of 2009, we expect to suspend our New Home Guide print publications in Seattle and Kansas City, while focusing on Internet offerings in those markets, as well as three map supplements. It may become necessary to suspend print publications in additional markets as we continue to reduce our cost structure for this business to offset expected revenue losses.

We anticipate that DistribuTech will continue to be impacted by lower revenue from customers that publish free publications, particularly those within the resale home and automobile sectors, and are scaling back or ceasing operations or providing an Internet-only product. We intend to continue to reduce our cost structure for this business to offset, in part, expected revenue losses. Our overall goal is to create a more efficient distribution network by streamlining the expense structure through real estate consolidation, process automation and optimizing the distribution footprint by eliminating less effective locations.

Transition Plan

We have relocated our corporate headquarters from New York to Norcross, Georgia. We continued to utilize certain of our New York-based functions through the first half of 2008 and to incur their associated costs.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consolidated Results

Revenue, Net

	Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2009	2008
	(Dollars in thousands)
Apartments	$52,009	$51,967	$42	0.1%
New Homes	6,031	11,606	(5,575)	(48.0)

Total advertising revenue	58,040	63,573	(5,533)	(8.7)
Distribution	10,418	13,915	(3,497)	(25.1)

Total revenue, net	$68,458	$77,488	$(9,030)	(11.7)

Apartments

Apartment Guide, ApartmentGuide.com and Rentals.com, representing approximately 90% of advertising revenue during the three months ended March 31, 2009, experienced an increase in revenue of 0.1% compared to the same period in 2008, primarily due to a 3.2% increase in apartment communities served by Apartment Guide, which was offset by a 2.7% decrease in revenue per community served. Rentals.com revenue also grew by 5.2% during the first quarter of 2009.

Approximately 0.3% of the revenue for the first quarter of 2009 from Apartment Guide was derived from markets that had high occupancy rates, which we consider to be 95% or higher. This compares to 9.4% for the same period in 2008. As of March 31, 2009, occupancy rates in Apartment Guide markets ranged from 86% to 99%, with an average of 91.8% in the first quarter of 2009, compared to 92.6.% in the first quarter of 2008, and with the majority of markets experiencing occupancy levels between 88% and 95%. As occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in our advertising income.

During the three months ended March 31, 2009, the number of communities served by Apartment Guide increased primarily due to promotional offerings designed to attract additional apartment communities. These promotional offerings, along with declines in premium advertising spending, resulted in a decrease in revenue per community served.

The growth in Rentals.com revenue was primarily due to an increase in customer listings, which resulted from growth in the number of listings by property managers.

New Homes

The New Home Guide and NewHomeGuide.com business, representing approximately 10% of advertising revenue during the three months ended March 31, 2009, decreased 48.0% compared to the same period in 2008. The decrease in revenue was primarily due to a 38.2% decrease in new home communities served and a 16.7% decrease in revenue per community served. These decreases resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders continued to cause further pressure in the first quarter of 2009, as the general macroeconomic environment, including higher unemployment rates and declining home prices across most of the markets we serve, worsened. We believe pressure in this business will continue to increase over the near term and remain challenging for the foreseeable future. In response to this environment, in the first quarter of 2009, we suspended our New Home Guide print publications in Columbus, Ohio and St. Louis, while focusing on Internet offerings in those markets. We also suspended our Today’s Custom Home print publications in Atlanta and Charlotte as well as two map supplements to our New Home Guide print publications.

Distribution Revenue

Distribution revenue decreased by 25.1% during the three months ended March 31, 2009 compared to the same period in 2008. We realized a 10.7% decrease in the number of pockets sold in our display racks and a 16.2% decrease in the average revenue per pocket due to softness in demand. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home and automotive sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended March 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2009	2008
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$6,535	$8,744	$(2,209)	(25.3)%
Marketing and selling	20,313	20,158	155	0.8
Distribution and circulation	19,234	21,177	(1,943)	(9.2)
General and administrative expenses	11,382	14,554	(3,172)	(21.8)
Depreciation and amortization of property and equipment	3,476	3,316	160	4.8
Amortization of intangible assets	619	755	(136)	(18.0)
Provision for restructuring costs	4,289	496	3,793	764.7
Interest expense	4,248	5,002	(754)	(15.1)
Amortization of deferred financing costs	225	242	(17)	(7.0)
Other income, net	(2,089)	(172)	(1,917)	(1,114.5)

Total cost and expenses	$68,232	$74,272	$(6,040)	(8.1)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size and weight, as well as distribution optimization.

Our distribution and circulation costs decreased slightly as a result of ongoing renegotiations of certain of our retail display allowances (“RDAs”) with retailers since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of a restructuring charge we incurred in the first quarter of 2009 related to actions we took to reduce our ongoing distribution costs, and we expect to incur additional restructuring charges related to RDAs throughout 2009.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $2.2 million, resulting from the relocation of our headquarters from New York to Norcross; a $1.3 million reduction in professional fees and legal expenses associated with a derivative lawsuit that was expensed during the first quarter of 2008; and $0.9 million resulting from position eliminations, insurance premium reductions and lower facilities costs attributable to our cost-cutting initiatives. This was partially offset by an increase of $0.8 million in bad debt expense and an increase of $0.4 million in stock-based compensation.

The provision for restructuring costs increased due to an additional $1.4 million in lease-related expenses, related to an additional 10 properties that were restructured during the first quarter of 2009 as part of the 2008 restructuring plan. There was also an additional $2.6 million in expense related to the 2009 plan, which was comprised of expense associated with the termination or modification of certain RDA contracts that were underperforming and vacating certain leased office space (see Note 12 to the condensed consolidated financial statements). This was slightly offset by a $0.2 million reduction in severance expense as a result of fewer positions that were eliminated during the first quarter of 2009 than during the first quarter of 2008.

Other income, net increased primarily due to a gain on the sale of a cost-method investment of $1.8 million.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the operating results of our divested entities as discontinued operations in the consolidated statement of operations for all periods presented.

During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare, resulting in a gain of $0.1 million, and shut down the remaining operations, resulting in a loss of approximately $0.4 million.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division. During the second quarter of 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in a gain of $1.3 million, net of tax benefits, and shut down the remaining operations, resulting in a loss of approximately $0.8 million.

There was no revenue related to discontinued operations for the three months ended March 31, 2009. Discontinued operations for the three months ended March 31, 2008 included revenue of $1.8 million. Income (loss) before taxes for the three months ended March 31, 2009 and 2008 was $0.5 million and $(0.7) million, respectively, which excludes gain on sale of business. The gain on sale of businesses was $0.1 million for the three months ended March 31, 2008. There was no gain on sale of business for the three months ended March 31, 2009.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s performance under the terms of the lease, which results in income for us. During the three months ended March 31, 2009 and 2008, as a result of the assignee’s performance, we recorded $0.3 million and $1.2 million in income, respectively, which is included in discontinued operations.

During the three months ended March 31, 2008, we recognized a tax benefit of $12.0 million in discontinued operations of which $11.3 million was as a result of our ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The 2008 NOL arose primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the three months ended March 31, 2008.

During the three months ended March 31, 2009, we recognized a tax benefit of $0.2 million in discontinued operations, primarily as a result of recording an adjustment due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Liquidity, Capital and Other Resources

During the first quarter of 2009, we reduced long-term debt by $0.7 million, primarily through the scheduled repayment of principal on our bank credit facilities. As of March 31, 2009, we had cash and cash equivalents and unused credit facilities of $94.6 million, as further detailed below under Financing Arrangements, compared to $102.4 million as of December 31, 2008. The use of this cash and cash equivalents and unused credit facilities is subject to customary conditions contained in our debt agreements. Our asset sales, debt redemptions and investment in organic growth have facilitated our objective to become a better strategically focused company, while strengthening our balance sheet and improving liquidity.

In September 2008, we borrowed $13.2 million against our revolving credit facility and repaid $8.8 million of the amount outstanding in March 2009. As of March 31, 2009, the remaining availability under our revolving credit facility is approximately $80.2 million, which also reflects letters of credit outstanding and an effective reduction in available borrowing capacity related to the bankruptcy filing of Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Inc. (“Lehman”), a participating lender in our $100.0 million facility. Lehman’s commitment under the revolving credit facility is $12.0 million. Our ability to borrow under our revolving credit facility could be further impaired if any other participating lender in the facility were unwilling or unable to honor its contractual obligation to lend to us.

We have required debt repayments, including capital leases, of $3.0 million during the next 12 months, which does not include the $4.4 million balance outstanding under our revolving credit facility. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt and other anticipated expenditures, including amounts that may arise from our efforts to terminate or modify certain of our RDA agreements, for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $10.0 million as of March 31, 2009, compared to $11.5 million at December 31, 2008. The difference is primarily attributable to a $17.1 million reduction in cash and cash equivalents, an $8.8 million repayment of our revolving credit facility, a $6.1 million increase in prepaid expenses and other, a $2.8 million reduction in accounts payable, and a $1.5 million reduction in accrued expenses and other, partially offset by a $2.8 million reduction in accounts receivable, net.

Cash Flow—Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net cash used in operating activities was $3.6 million during the three months ended March 31, 2009 compared to $16.6 million during the three months ended March 31, 2008. The decrease in cash used was primarily due to lower cash paid for taxes, net of refunds received, of $15.5 million, lower cash paid for RDAs, and lower payments for severance and stay bonuses during the first quarter of 2009 compared to the same period in 2008. This was offset by additional cash paid during the first quarter of 2009 of $5.0 million related to legal settlements, additional cash paid due to timing of bonus payments, a decrease in accounts payable due to timing of payments and less cash received during the first quarter of 2009 resulting from lower revenue.

Cash Flows from Investing Activities

Our cash (used in) provided by investing activities is summarized as follows:

	Three Months Ended March 31,
	2009	2008	$ Change
	(Dollars in thousands)
Proceeds from sales of available for sale securities	$—	$15,425	$(15,425)
Proceeds from sale of cost-method investment	1,798	—	1,798
Additions to property and equipment	(2,037)	(2,809)	772
Proceeds from sale of business	—	248	(248)

Net cash (used in) provided by investing activities	$(239)	$12,864	$(13,103)

The decrease in net cash provided by investing activities was primarily due to the proceeds from the sale of available for sale securities during the three months ended March 31, 2008, offset by the $1.8 million in cash proceeds from the sale of a cost-method investment during the three months ended March 31, 2009.

Cash Flows from Financing Activities

Our cash used in financing activities is summarized as follows:

	Three Months Ended March 31,
	2009	2008	$ Change
	(Dollars in thousands)
Payment of dividends on common stock	$(3,083)	$(3,093)	$10
Net payments under revolving credit facility	(8,800)	—	(8,800)
Repayments of borrowings under credit agreements	(625)	(625)	—
Capital lease payments	(191)	(112)	(79)
(Payments) proceeds related to issuances of common stock,
net of value of shares withheld for employee taxes	(60)	53	(113)
Repurchases of common stock	(427)	—	(427)

Net cash used in financing activities	$(13,186)	$(3,777)	$(9,409)

The increase in net cash used in financing activities primarily related to net payments under our revolving credit facility of $8.8 million and $0.4 million used to repurchase shares of our common stock.

Why We Use the Term Free Cash Flow

Free cash flow is defined as net cash provided by operating activities adjusted for additions to property and equipment, net, exclusive of acquisitions, and capital lease payments.

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

The following table presents our free cash flow:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net cash used in operating activities	$(3,628)	$(16,642)
Additions to property and equipment	(2,037)	(2,809)
Capital lease payments	(191)	(112)

Free cash flow	$(5,856)	$(19,563)

The improvement in free cash flow was primarily due to post-Enthusiast Media sale obligations of approximately $14.4 million settled in the first quarter of 2008, partially offset by $5.0 million in settlement of litigation in the first quarter of 2009. We invested $2.0 million in capital expenditures in the first quarter of 2009 compared to $2.8 million in the first quarter of 2008. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

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

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at March 31, 2009 was 2.52%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $225.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $21.8 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at March 31, 2009 was 3.41%.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $233.8 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we are required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2009:

	Revolver	Term B	Total
	(Dollars in thousands)
Bank credit facilities (1)	$88,000	$246,875	$334,875
Borrowings outstanding	(4,400)	(246,875)	(251,275)
Letters of credit outstanding	(3,409)	—	(3,409)

Unused bank commitments	$80,191	$—	$80,191

(1)	As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. discussed above, the Company believes the aggregate commitments available to it under the Revolving Facility have been effectively reduced from $100.0 million to $88.0 million.

The weighted-average of our commitment fees under the bank credit facilities during the three months ended March 31, 2009 was 0.38%.

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

Revolving Facility

In September 2008, we borrowed $13.2 million against our Revolving Facility and repaid $8.8 million of the outstanding balance in March 2009.

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

Interest Rate Swaps

As of March 31, 2009, we were party to five interest rates swaps with an aggregate notional amount of $225.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. One of the interest rate swaps with a notional amount of $50.0 million matures on December 31, 2010; two with an aggregate notional amount of $75.0 million mature on December 31, 2009; and two with an aggregate notional amount of $100.0 million mature on September 30, 2009.

Contractual Obligations

Our contractual obligations as of March 31, 2009 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-term debt obligations, including current portion(1)	$246,875	$2,500	$5,000	$5,000	$234,375
Capital lease obligations, including current portion	987	536	447	4	—
Interest on capital lease obligations	227	168	59	—	—
Operating lease obligations(2)	114,171	20,127	35,340	30,063	28,641
Retail display allowances	80,087	44,997	26,900	8,190	—
Workplace Learning lease obligations(3)	10,058	2,885	3,899	3,274	—

Total	$452,405	$71,213	$71,645	$46,531	$263,016

(1)	Interest related to our long-term debt obligations are variable in nature, and interest payments have been excluded from this table. The interest rate on these obligations resets quarterly and had a weighted-average rate of 3.41% at March 31, 2009. See the discussion above under Bank Credit Facilities.

(2)	Future rental commitments for operating leases have not been reduced by minimum noncancelable sublease income aggregating $60.5 million as of March 31, 2009. Operating lease obligations include restructuring liabilities.

(3)	Amounts represent the present value of expected future net payments related to Workplace Learning lease obligations. See Contingencies and Other discussion below for further detail.

The contractual obligations table above does not reflect any of our $83.6 million in unrecognized tax benefits at March 31, 2009, which resulted in a recorded liability of $23.2 million that has been accrued in accordance with FIN 48 because we are unable to determine when, or if, payment of these amounts will be made.

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We have $4.4 million outstanding at March 31, 2009 under our Revolving Facility, and we have other commitments in the form of letters of credit of $3.4 million aggregate face value, which expire on or before March 31, 2010.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of November 2008, our senior debt ratings from Moody’s and Standard and Poor’s were Ba3 and BB, respectively.

We announced on May 7, 2009 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on or about June 3, 2009, to stockholders of record on May 18, 2009. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on factors, including but not limited to, available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 3.0 to 1 at March 31, 2009.

Contingencies and Other

We are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. See Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements in Item 1 of this Report for a description of certain of these lawsuits and payments made in settlement of certain lawsuits. As discussed in Note 16, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on our consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

As of and for the three months ended March 31, 2009, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. We received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse us for lease payments made (the “Guaranty”). During 2006, we made payments on behalf of Workplace Learning pursuant to our secondary liability and recorded a liability for the fair value of the lease payments, net of anticipated sublease income, related to our secondary liability on the lease payments. Furthermore, we determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved the $10.0 million receivable from the third party. We commenced a lawsuit to collect on the Guaranty, and on October 14, 2008, our motion for summary judgment against the third-party guarantor was granted unopposed. Thereafter, we obtained a judgment against the third-party guarantor and had been taking steps to enforce that judgment when, on April 21, 2009, the third-party guarantor filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. That proceeding is at an early stage, and the ultimate outcome of the proceeding, including the full effect on our judgment, and recovery on the judgment, if any, against the third-party guarantor is uncertain.

On October 19, 2008, the assignee of the building lease and a related entity filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas. That proceeding is at an early stage, and the ultimate outcome of the proceeding, including the full effect on our secondary liability as assignor of the building lease, and our recovery, if any, on claims that the Company may have against the assignee, is uncertain.

Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to the assignee’s performance under the terms of the lease, which results in income for us. Further changes in our recorded liability and discontinued operations could result if it becomes necessary to change our assumptions about future sublease income. During the three months ended March 31, 2009 and 2008, as a result of the assignee’s performance, we recorded $0.3 million and $1.2 million in income, respectively, which is included in discontinued operations. As of March 31, 2009, we have recorded a total liability of $2.9 million in accrued expenses and other and $7.2 million in other non-current liabilities for the fair value of the future lease payments, net of estimated sublease income, in the condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

There have been no changes in our Critical Accounting Polices and Estimates since December 31, 2008.

Recent Accounting Developments

See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” to the condensed consolidated financial statements, contained elsewhere in this Report.

Seasonality

Our operations are minimally seasonal in nature.

•	The majority of our sales are comprised of contracts with a duration of 12 months or longer.

•	We experience modest seasonality in our single-unit real estate listings as that business declines in the winter months. This business represents a relatively small part of our total operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $246.9 million as of March 31, 2009. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of March 31, 2009. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$897
+50	448
-50	(448)
-100	(897)

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes to the Company’s risk factors during the three months ended March 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On December 4, 2008, our Board of Directors authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock over the following 12 months. Under the terms of the Repurchase Program, we may repurchase shares in open market purchases or through privately negotiated transactions. We expect to use cash on hand to fund repurchases of our common stock. As of December 31, 2008, we had not repurchased any shares under the Repurchase Program. During the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. The reacquired shares have been designated as treasury shares. As of March 31, 2009, we had $4.6 million available under the Repurchase Program for further share repurchases, which we may make.

The following table details our share repurchase activity during the three months ended March 31, 2009, including the total number of shares purchased, the average price paid per share (including brokerage commissions), the number of shares repurchased as part of the Repurchase Program and the approximate dollar value that may yet be purchased under the Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2009 through January 31, 2009	11,000	$1.78	11,000	$4.9 million
February 1, 2009 through February 28, 2009	163,245	$1.79	163,245	$4.7 million
March 1, 2009 through March 31, 2009	64,800	$1.77	64,800	$4.6 million

Item 6.	EXHIBITS

(a)

Exhibit Number	Description

31.1	Certification by Charles J. Stubbs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification by Charles J. Stubbs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMEDIA Inc.
(Registrant)

Date: May 8, 2009	/s/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)