Form 10-Q
period 2009-06-30
PRIMEDIA INC
filed 2009-08-07
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2009
Common Stock, par value $0.01 per share	44,146,959

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$2,064	$31,470
Accounts receivable (net of allowance for doubtful accounts of $1,596 and $1,528, respectively)	25,078	27,983
Inventories	888	936
Prepaid expenses and other	16,094	26,545
Deferred tax asset, net	5,420	2,102

Total current assets	49,544	89,036

Property and equipment (net of accumulated depreciation and amortization of $78,205 and $83,203, respectively)	17,356	18,765
Intangible assets, net	22,401	23,637
Goodwill	129,305	129,305
Deferred tax asset - non-current, net	13,006	12,867
Other non-current assets	12,954	12,544

Total assets	$244,566	$286,154

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$9,302	$14,792
Accrued expenses and other	48,358	44,491
Deferred revenue	2,053	1,990
Revolving credit facility	—	13,200
Current maturities of long-term debt and capital lease obligations	3,000	3,045

Total current liabilities	62,713	77,518

Long-term debt	230,083	245,531
Deferred revenue	8,500	9,350
Other non-current liabilities	56,474	51,043

Total liabilities	357,770	383,442

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,793,697 and 45,595,618 shares issued, respectively; 44,146,959 and 44,188,550 shares outstanding, respectively	457	455
Additional paid-in capital (including warrants of $31,690 at June 30, 2009 and December 31, 2008)	2,373,321	2,372,578
Accumulated deficit	(2,407,175)	(2,389,610)
Common stock in treasury, at cost (1,646,738 and 1,407,068 shares, respectively)	(76,304)	(75,877)
Accumulated other comprehensive loss	(3,503)	(4,834)

Total stockholders’ deficiency	(113,204)	(97,288)

Total liabilities and stockholders’ deficiency	$244,566	$286,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$56,559	$62,976
Distribution	8,647	13,818

Total revenue, net	65,206	76,794

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	5,948	8,267
Marketing and selling	20,198	19,459
Distribution and circulation	15,826	21,438
General and administrative expenses	10,050	13,008
Depreciation and amortization of property and equipment	3,392	3,299
Amortization of intangible assets	617	652
Provision for restructuring costs	21,509	1,200
Interest expense	4,207	4,856
Amortization of deferred financing costs	224	231
Other income, net	(4,374)	(357)

Total costs and expenses	77,597	72,053

(Loss) income from continuing operations before benefit (provision) for income taxes	(12,391)	4,741
Benefit (provision) for income taxes	4,043	(1,267)

(Loss) income from continuing operations	(8,348)	3,474

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $0 and $1,348, respectively)	(3,439)	(1,544)

Net (loss) income	$(11,787)	$1,930

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.19)	$0.08
Discontinued operations	(0.08)	(0.04)

Net (loss) income	$(0.27)	$0.04

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,084,940	44,174,533

Weighted-average diluted shares of common stock outstanding	44,084,940	44,189,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$114,599	$126,549
Distribution	19,065	27,733

Total revenue, net	133,664	154,282

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	12,483	17,011
Marketing and selling	40,511	39,617
Distribution and circulation	35,060	42,615
General and administrative expenses	21,432	27,562
Depreciation and amortization of property and equipment	6,868	6,615
Amortization of intangible assets	1,236	1,407
Provision for restructuring costs	25,798	1,696
Interest expense	8,455	9,858
Amortization of deferred financing costs	449	473
Other income, net	(6,463)	(529)

Total costs and expenses	145,829	146,325

(Loss) income from continuing operations before benefit (provision) for income taxes	(12,165)	7,957
Benefit (provision) for income taxes	3,540	(2,269)

(Loss) income from continuing operations	(8,625)	5,688

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $0 and $1,464, respectively)	(2,774)	9,839

Net (loss) income	$(11,399)	$15,527

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.20)	$0.13
Discontinued operations	(0.06)	0.22

Net (loss) income	$(0.26)	$0.35

Dividends declared per share of common stock outstanding	$0.14	$0.14

Weighted-average basic shares of common stock outstanding	44,102,117	44,173,225

Weighted-average diluted shares of common stock outstanding	44,102,117	44,196,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Six Months Ended June 30, 2009

	Common Stock		Additional Paid-in Capital		Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Deficiency
	Shares	Par Value		Accumulated Deficit
	(Dollars in thousands, except per share data)
Balance at December 31, 2008	45,595,618	$455	$2,372,578	$(2,389,610)	$(75,877)	$(4,834)	$(97,288)
Comprehensive income:
Net loss	—	—	—	(11,399)	—	—	(11,399)
Other comprehensive income
Unrealized gains on cash flow hedges, net	—	—	—	—	—	1,331	1,331

Total comprehensive loss							(10,068)
Non-cash charges for stock-based compensation	—	—	918	—	—	—	918
Issuances of common stock, net of shares withheld for employee taxes and other	198,079	2	(175)	—	—	—	(173)
Repurchases of common stock	—	—	—	—	(427)	—	(427)
Cash dividends declared on common stock ($0.14 per share)	—	—	—	(6,166)	—	—	(6,166)

Balance at June 30, 2009	45,793,697	$457	$2,373,321	$(2,407,175)	$(76,304)	$(3,503)	$(113,204)

Total comprehensive (loss) income for the three months ended June 30, 2009 and 2008 was $(11.1) million and $4.9 million, respectively.

Total comprehensive income for the six months ended June 30, 2008 was $14.9 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Operating activities:
Net (loss) income	$(11,399)	$15,527
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,553	8,697
Gain on sale of cost-method investments	(2,260)	—
Gain on sale of businesses, net	—	(1,464)
(Gain) loss on redemption of debt	(3,635)	103
Stock-based compensation	918	265
Deferred income taxes	(4,272)	1,126
Bad debt expense	2,695	1,962
Loss on disposal of property and equipment	12	1,016
Decrease (increase) in:
Accounts receivable, net	210	(488)
Inventories	48	(719)
Prepaid expenses and other	9,773	(27,794)
(Decrease) increase in:
Accounts payable	(5,981)	1,268
Accrued expenses and other	5,663	(11,167)
Deferred revenue	(787)	(864)
Other non-current liabilities	5,431	(2,184)
Other, net	50	5

Net cash provided by (used in) operating activities	5,019	(14,711)

Investing activities:
Proceeds from sales of available for sale securities	—	15,425
Payments for investments	—	(14)
Proceeds from sale of cost-method investments	2,260	—
Additions to property and equipment	(4,539)	(5,749)
Proceeds from sale of businesses	—	2,369

Net cash (used in) provided by investing activities	(2,279)	12,031

Financing activities:
Payment of dividends on common stock	(6,166)	(6,184)
Net (repayments) borrowings under revolving credit facility	(13,200)	5,000
Payments for deferred and other financing fees	(503)	—
Payments for redemption of debt	(10,080)	(2,679)
Repayments of borrowings under credit agreements	(1,250)	(1,250)
Capital lease payments	(345)	(160)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(175)	43
Repurchases of common stock	(427)	—

Net cash used in financing activities	(32,146)	(5,230)

Decrease in cash and cash equivalents	(29,406)	(7,910)
Cash and cash equivalents, beginning of period	31,470	14,709

Cash and cash equivalents, end of period	$2,064	$6,799

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$8,855	$9,371

Cash (refunded) paid for income taxes, net	$(18,063)	$16,881

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$102	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2009 and December 31, 2008, the results of consolidated operations of the Company for the three and six months ended June 30, 2009 and 2008, consolidated changes in stockholders’ deficiency of the Company for the six months ended June 30, 2009, and consolidated cash flows of the Company for the six months ended June 30, 2009 and 2008. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”). All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the 10-K. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for a full year. Prior year editorial costs have been reclassed to cost of goods sold in order to conform to the current year presentation.

Recent Accounting Pronouncements

SFAS No. 157

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

The Company adopted SFAS No. 157 effective January 1, 2009 for its nonfinancial assets and liabilities, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows (see Note 6).

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 requires an asset or a liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined and provides additional guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that an asset or liability be recognized at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. (“FIN”) 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using similar criteria for assets. The FSP also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company adopted SFAS No. 141(R) and FSP FAS 141(R)-1 effective January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

The Company adopted SFAS No. 160 effective January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

The Company adopted SFAS No. 161 effective January 1, 2009 (see Note 6).

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

The Company adopted FSP FAS 142-3 effective January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures under the scope of SFAS No. 157. This FSP is effective for interim and annual periods ending after June 15, 2009.

The Company adopted FSP FAS 107-1 and APB 28-1 effective June 30, 2009 (see Note 6).

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires an entity to disclose the date through which subsequent events have been evaluated. This statement is effective for interim or annual financial periods ending after June 15, 2009 and must be applied prospectively.

The Company adopted SFAS 165 effective June 30, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows (see Note 17).

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

Total revenue, net and loss before benefit from income taxes included in discontinued operations for the three and six months ended June 30, 2009 and 2008 in the condensed consolidated statement of operations are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue, net	$—	$1,555	$—	$3,353

Loss before benefit (provision) for income taxes (1)	$(3,520)	$(2,116)	$(3,013)	$(2,860)

(1)	Loss before benefit from income taxes above excludes gain on sale of businesses.

The gain on sale of businesses, net of tax, was $1.3 million and $1.5 million for the three and six months ended June 30, 2008, respectively. There was no gain or loss on sale of businesses for the three and six months ended June 30, 2009.

Note 3. Available for Sale Securities

As of June 30, 2009, the Company had no available for sale securities. During the first half of 2008, the Company sold all $15.4 million of its available for sale securities, resulting in no realized gain or loss.

Note 4. Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	June 30, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Advertiser lists	13	$94,454	$78,797	$15,657	$94,454	$77,767	$16,687
Other	6	5,905	5,439	466	5,905	5,233	672

		$100,359	$84,236	$16,123	$100,359	$83,000	$17,359

Intangible assets not subject to amortization had a carrying value of $6.3 million as of June 30, 2009 and December 31, 2008 and consisted of trademarks. Amortization expense for other intangible assets subject to amortization was $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

Note 5. Sales of Cost-Method Investments

During 2001, the Company recorded a charge of $4.5 million to write down the value of certain cost-method investments to their estimated fair value of $0. During the three and six months ended June 30, 2009, the Company sold certain of these investments for cash and recorded a corresponding gain of $0.5 million and $2.3 million, respectively, to other income, net in the condensed consolidated statement of operations.

Note 6. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$3,003	$—	$3,003	$—

	$3,003	$—	$3,003	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$5,149	$—	$5,149	$—

	$5,149	$—	$5,149	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Cost-method investments (1)	$1,500	$—	$—	$1,500	$914

	$1,500	$—	$—	$1,500	$914

(1)	The cost-method investments were measured at fair value as of December 31, 2008 because the Company identified events and changes in circumstances that had a potential significant adverse effect on the fair value of the investments. The Company estimated the fair value was less than the cost and recorded an other-than-temporary impairment charge of approximately $0.9 million in 2008. Because it was not necessary to remeasure these investments at fair value during the first half of 2009 and since the investments are recorded at their carrying amount, no disclosure is necessary as of June 30, 2009.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$232,250	$167,220	$247,500	$155,925
Derivative financial instruments	3,003	3,003	5,149	5,149

The fair value of borrowings under bank credit facilities was determined based on recently completed market transactions and the current rates that would be offered to the Company for debt of the same remaining maturity.

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

Note 7. Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$6,534	$8,278
Tax related liabilities	12,605	11,560
Derivative financial instrument liabilities	2,108	4,253
Reserves for litigation	3,000	8,000
Restructuring liabilities	15,053	3,466
Other	9,058	8,934

	$48,358	$44,491

Note 8. Borrowings

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Borrowings under bank credit facilities	$232,250	$247,500
Obligation under capital leases	833	1,076

	233,083	248,576
Less: Current maturities of long-term debt	3,000	3,045

	$230,083	$245,531

Bank Credit Facilities

The bank credit facilities consisted of the following as of June 30, 2009:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$232,250	$320,250
Borrowings outstanding	—	(232,250)	(232,250)
Letters of credit outstanding	(2,837)	—	(2,837)

Unused bank commitments	$85,163	$—	$85,163

On June 30, 2009, the Company’s bank credit facility was amended (the “Amendment”). Among other things, the Amendment gives the Company the right, subject to the conditions set forth therein, to prepay or otherwise acquire with or for cash, on either a pro rata or non-pro rata basis, loans outstanding under the Term Loan B Facility and held by lenders who consent to such prepayment or acquisition, at a discount to the par value of such principal at any time and from time to time on and after June 30, 2009 and on or prior to June 30, 2011; provided that the aggregate amounts expended by the Company in connection with all such prepayments or acquisitions do not exceed $35.0 million. All such loans prepaid or acquired will be retired and extinguished and deemed paid effective upon such prepayment or acquisition.

The Amendment also memorializes the reduction of the Revolving Facility commitment of Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Inc. (“Lehman”) to $0.0 million and, as a consequence thereof, the total capacity under the Revolving Facility has now been confirmed to have been reduced by $12.0 million to $88.0 million. The Company believed and had previously disclosed that the total capacity under the Revolving Facility had been effectively reduced by $12.0 million as a result of bankruptcy proceedings related to Lehman Brothers Holdings Inc., the parent company of Lehman. The commitment under the Revolving Facility for each other lender remains unchanged from each such lender’s commitment immediately prior to such reduction. Additionally, effective June 30, 2009, Lehman ceased to be a co-documentation agent under the bank credit facility.

In connection with the Amendment, the Company incurred approximately $0.5 million in modification fees, which were paid to the creditors and will be expensed over the remaining term of the loan.

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment of $219.8 million on the Term Loan B Maturity Date.

Term Loan B Facility Redemption

On June 30, 2009, the Company redeemed $14.0 million in principal of its Term Loan B Facility for $10.1 million. In connection with the redemption the Company also wrote off $0.3 million in deferred financing fees, resulting in a net gain of $3.6 million, which is included in other income, net in the condensed consolidated statement of operations.

Revolving Facility Borrowings

In September 2008, the Company borrowed $13.2 million against its Revolving Facility. In March 2009, the Company repaid $8.8 million of the amount outstanding and the remaining $4.4 million in June 2009. In early July 2009, the Company borrowed $5.0 million against its Revolving Facility and repaid the entire amount borrowed in late July 2009.

8% Senior Notes

On May 15, 2008, the Company redeemed all $2.6 million of its outstanding 8% Senior Notes. The Notes were redeemed at a 4% premium of the aggregate outstanding principal amount, which was approximately $0.1 million and is included in other income, net in the condensed consolidated statement of operations. The Company did not incur any early termination penalties in connection with the redemption of the 8% Senior Notes beyond the 4% redemption premium.

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of June 30, 2009, this leverage ratio was approximately 3.0 to 1.

Note 9. Income Taxes

The Company’s effective tax rate on income from continuing operations for the three and six months ended June 30, 2009 was (32.6)% and (29.1)%, respectively, compared to 26.7% and 28.5% respectively, for the three and six months ended June 30, 2008.

The Company has used its year-to-date effective tax rate to determine the appropriate amount of tax benefit to record for the three months ended June 30, 2009. The Company did not use its estimated annual effective tax rate because it cannot reliably estimate its annual effective tax rate due to the effect that small changes to income would have on the annual effective tax rate.

The total tax benefit from continuing operations for the three months ended June 30, 2009 was $(4.0) million, which was comprised of approximately $(4.4) million federal and state tax income tax benefit recorded on pre-tax income from continuing operations, $0.1 million related to reserves for prior years’ uncertain tax positions, $0.2 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and $0.1 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

The total tax benefit from continuing operations for the six months ended June 30, 2009 was $(3.5) million, which was comprised of approximately $(4.3) million federal and state tax income tax benefit recorded on pre-tax income from continuing operations, $0.3 million related to reserves for prior years’ uncertain tax positions, $0.4 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and $0.1 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

At June 30, 2009, the Company has included $5.4 million of a current net deferred tax asset in the current portion of deferred tax asset, net on the condensed consolidated balance sheet. The majority of this balance represents expected benefit of future tax deductions for amounts already recorded as restructuring costs for financial reporting purposes related to retail display allowances (“RDAs”) (see Note 12).

At June 30, 2009, the Company has included $13.0 million of a non-current net deferred tax asset on the condensed consolidated balance sheet. The majority of this balance relates to the expected future benefit of NOLs and the expected benefit of future tax deductions for amounts already recorded as restructuring costs for financial reporting purposes related to RDAs.

At June 30, 2009, the Company has included a current tax receivable of $4.8 million in prepaid expenses and other on the condensed consolidated balance sheet. The majority of this balance is comprised of expected federal and state income tax refunds.

The total amount of unrecognized tax benefits as of June 30, 2009 was $85.6 million. Approximately $19.6 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $63.9 million would not. As of June 30, 2009, the Company’s recorded liability for uncertain tax positions was $23.2 million, which includes $3.6 million of interest.

The Company recorded charges for interest related to the unrecognized tax benefits of $0.2 million during the three months ended June 30, 2009 and 2008. Additionally, during the second quarter of 2009, as a result of continuing analysis of relevant tax laws and regulations, the Company increased its liability for unrecognized tax benefits by $2.0 million, which if recognized would not have an effect on the effective income tax rate. This increase primarily relates to the uncertainty of realizing the benefit from a change to the utilization of certain prior period tax attributes. The change in tax attribute utilization resulted from the Company’s carryback of its 2008 federal income tax net operating loss to 2007. The increase in the liability had no impact on earnings because a valuation allowance was previously recorded against the net deferred tax asset.

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

Due to the uncertainty regarding the timing of the resolution of federal and certain state income tax examinations of open statutory periods, the Company has concluded it is not reasonably possible that there will be significant changes to the unrecognized tax benefit within 12 months of June 30, 2009. However, the statute of limitations in certain other state and local jurisdictions is expected to expire within the next 12 months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.1 million.

Note 10. Stockholder’s Equity

Stock Repurchase Plan

On December 4, 2008, the Company’s Board of Directors authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock over the following 12 months. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company expects to use cash on hand to fund repurchases of its common stock. As of December 31, 2008, the Company had not repurchased any shares under the Repurchase Program. During the six months ended June 30, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. The reacquired shares have been designated as treasury shares. As of June 30, 2009, the Company had $4.6 million available for further share repurchases. The Company may make additional stock repurchases in 2009 pursuant to the Repurchase Program.

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

Restricted Stock

Performance Share Plan

During 2008 and 2009, the Compensation Committee approved awards of performance-based restricted stock for 2008, 2009 and 2010, to be granted under the Stock Option Plan, to certain employees of the Company. The extent to which an award vests is based on the Company’s level of performance during the year in which the grant is made. Under the terms of each grant, the restricted stock is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, a portion of the restricted stock vests pursuant to a predetermined formula. Restricted stock vests on the date of determination by the Compensation Committee of the extent to which the applicable performance goal is achieved, provided the grantee is employed by the Company at such time. At that time, restrictions on the vested portion of the award lapse, and the corresponding shares are distributed to the grantee. Restricted stock for 2008, targeted at 0.2 million shares, has vested or been forfeited based on the Company’s level of achievement of performance goals for the year ended December 31, 2008. Vested shares were distributed during the first quarter of 2009.

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

Service Plan

During 2008 and 2009, the Compensation Committee approved awards that totaled approximately 0.4 million shares of service-based restricted stock granted under the Stock Option Plan to the Company’s Chief Executive Officer (“CEO”). The restricted stock includes tandem dividend rights and will vest at 100% as long as the CEO remains employed with the Company through specified vesting dates in 2009, 2010 and 2012. During the second quarter of 2009, approximately 0.1 million shares vested and were distributed.

A summary of the Company’s restricted stock award activity during the six months ended June 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of period	415,634	$5.49
Granted	433,326	1.80
Vested and distributed	(197,194)	5.49
Vested and surrendered (1)	(84,135)	5.48
Forfeited	(46,363)	5.57

Outstanding at end of period	521,268	$2.42

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All stock-based compensation is expensed over the vesting period, and the expense for all awards amounted to $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.3 million for the three and six months ended June 30, 2008, respectively. Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

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

During 2008, the Company’s management implemented a plan to streamline its expense structure through the elimination of certain jobs, consolidation of office space and the vacating of certain leased properties and termination of certain other contracts. Charges for costs associated with the termination of certain contracts were paid in 2008. Charges under the plan also included employee-related termination costs expected to be paid through 2009 and the Company’s obligations for certain leased properties, which continue through 2015 and which have been reduced for anticipated sublease income. The total expected cost of the plan is approximately $8.7 million, and through June 30, 2009, $7.7 million has been recorded.

As part of its distribution business, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to the Company’s and third-

party free publications, which the Company refers to as RDAs. During 2009, the Company’s management implemented a plan to further reduce the Company’s ongoing cost structure. The most significant component of the 2009 plan involves the reduction of ongoing distribution costs arising from RDAs that are underperforming either through:

•	terminating the Company’s distribution rights for some or all locations covered by certain RDAs at a negotiated price;
•	discontinuing service for and vacating some locations covered by certain RDAs; or
•	determining to forego distribution rights for certain locations that are not currently being serviced.

In the last two cases, the timing and amount of the Company’s future cash obligations, most of which continue through 2011, are not impacted. The 2009 plan also includes further real estate consolidation, resulting in vacating certain leased office space, and the elimination of certain positions. The obligations associated with the termination of RDAs and employee-related termination costs are expected to be paid through 2009, while the obligations for the leased properties continue through 2015. This plan resulted in a charge of approximately $20.6 million and $23.5 million for the three and six months ended June 30, 2009, respectively. The total cost of the plan is expected to be between $24.0 million and $27.0 million.

Details of all restructuring plans that have been implemented and the related payments during the six months ended June 30, 2009 and 2008 are presented in the following tables:

	Liability as of January 1, 2009	Net Provision for the Six Months Ended June 30, 2009	Payments During the Six Months Ended June 30, 2009 (1)	Liability as of June 30, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$269	$(619)	$140
Termination or modification of existing RDA contracts	—	22,101	(6,485)	15,616
Termination of leases related to office closures and other	21,163	3,428	(2,606)	21,985

Total	$21,653	$25,798	$(9,710)	$37,741

	Liability as of January 1, 2008	Net Provision for the Six Months Ended June 30, 2008	Payments During the Six Months Ended June 30, 2008	Liability as of June 30, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905	$628	$(5,319)	$214
Termination of leases related to office closures and other	20,441	1,068	(12)	21,497

Total	$25,346	$1,696	$(5,331)	$21,711

(1)	Termination or modification of existing RDA contracts includes the write-off of $4.7 million of prepaid assets, most of which were paid during 2009 prior to the implementation of the 2009 Plan.

In addition to the plans implemented in 2009, 2008 and 2007, the amounts in termination of leases related to office closures and other include the Company’s remaining liability, pertaining to various restructuring plans initiated in 2006 and prior, associated with real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. The liability is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments and changes in the amounts and timing of estimated cash flows, primarily anticipated sublease income.

Liabilities of $15.1 million and $3.5 million, representing the current portion of the provision for restructuring costs, are included in accrued expenses and other on the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively. Liabilities of $22.6 million and $18.2 million, representing the non-current portion of the provision for restructuring costs, are included in other non-current liabilities on the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively.

Interest expense related to the restructured liabilities was $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2008, respectively. The Company includes imputed interest associated with restructuring liabilities in interest expense in the condensed consolidated statement of operations.

The following table details the restructuring liability by plan:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
2009 plan	$16,599	$—
2008 plan	3,815	3,762
2006 plan and prior plans	17,327	17,891

	$37,741	$21,653

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three and six months ended June 30, 2009 and 2008 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
(Loss) income from continuing operations	$(8,348)	$3,474	$(8,625)	$5,688
Discontinued operations, net of tax	(3,439)	(1,544)	(2,774)	9,839

Net (loss) income	$(11,787)	$1,930	$(11,399)	$15,527

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,084,940	44,174,533	44,102,117	44,173,225
Dilutive effect of:
Restricted stock	—	14,522	—	17,152
Warrants	—	—	—	6,147

Weighted-average shares used in diluted computation	44,084,940	44,189,055	44,102,117	44,196,524
Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.19)	$0.08	$(0.20)	$0.13
Discontinued operations	(0.08)	(0.04)	(0.06)	0.22

Net (loss) income	$(0.27)	$0.04	$(0.26)	$0.35

As of June 30, 2009, the securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants, 2.7 million stock options and 0.5 million shares of restricted stock. As of June 30, 2008, securities that could potentially dilute basic income per share were approximately 1.6 million warrants, 3.9 million stock options and 0.4 million shares of restricted stock.

For the three months ended June 30, 2009, potentially dilutive securities, including 2.7 million stock options, 0.6 million shares of restricted stock and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations. For the three months ended June 30, 2008, potentially dilutive securities, including 3.9 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive. An additional 0.4 million shares of restricted stock were excluded from diluted income per share for the three months ended June 30, 2008 because the performance criteria had not been met as of June 30, 2008 or the calculation under the treasury stock method resulted in no additional diluted shares.

For the six months ended June 30, 2009, potentially dilutive securities, including 2.7 million stock options, 0.7 million shares of restricted stock and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations. For the six months ended June 30, 2008, potentially dilutive securities, including 3.5 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive. An additional 0.4 million shares of restricted stock were excluded from diluted income per share for the six months ended June 30, 2008 because the performance criteria had not been met as of June 30, 2008 or the calculation under the treasury stock method resulted in no additional diluted shares.

Note 14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended June 30, 2009

Net unrealized gains on cash flow hedges	$1,048	$(397)	$651

Other comprehensive income, net of tax	$1,048	$(397)	$651

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended June 30, 2008

Net unrealized gains on cash flow hedges	$2,928	$—	$2,928

Other comprehensive income, net of tax	$2,928	$—	$2,928

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Six Months Ended June 30, 2009

Net unrealized gains on cash flow hedges	$2,146	$(815)	$1,331

Other comprehensive income, net of tax	$2,146	$(815)	$1,331

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Six Months Ended June 30, 2008

Net unrealized losses on cash flow hedges	$(671)	$—	$(671)

Other comprehensive loss, net of tax	$(671)	$—	$(671)

Subsequent to the partial release of the valuation allowance against the Company’s net deferred tax asset as of December 31, 2008, it became appropriate to include the deferred tax consequences of changes in unrealized gains and losses on the cash flow hedges in OCI.

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ending June 30, 2009, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the three and six months ending June 30, 2009 and 2008, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending June 30, 2010, the Company estimates that $2.9 million will be reclassified from AOCI into earnings as an increase to interest expense.

As of June 30, 2009 and December 31, 2008, the Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Notional Amount at
Interest Rate Derivatives	June 30, 2009	December 31, 2008
Interest rate swaps	$225,000	$225,000

Tabular Disclosure of Fair Values of Derivative Financial Instruments on the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of June 30, 2009 (dollars in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments designated in hedging relationships

Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$2,108

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	895

Total derivative financial instruments designated in hedging relationships		$—		$3,003

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of December 31, 2008 (dollars in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments designated in hedging relationships

Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$4,253

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	896

Total derivative financial instruments designated in hedging relationships		$—		$5,149

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations for the three months ended June 30, 2009 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$651	Interest expense	$1,475	Interest expense	$(24)

The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations for the six months ended June 30, 2009 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$1,331	Interest expense	$2,797	Interest expense	$(48)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative financial instrument counterparties that contain a provision by which the Company could be declared in default on its derivative financial instrument obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2009, the fair value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.1 million. As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $3.1 million.

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

Workplace Learning

In 2005, the Company sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. As of December 31, 2007, the satellite time lease had expired. The Company received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). During 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability and recorded a liability for the fair value of the lease payments, net of anticipated sublease income, related to its secondary liability on the lease payments. Furthermore, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved the $10.0 million receivable from the third party. The Company commenced a lawsuit to collect on the Guaranty, and on October 14, 2008, the Company’s motion for summary judgment against the third-party guarantor was granted unopposed. Thereafter, the Company obtained a judgment against the third-party guarantor and had been taking steps to enforce that judgment when, on April 21, 2009, the third-party guarantor filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. That proceeding is at an early stage, and the ultimate outcome of the proceeding, including the full effect on the Company’s judgment, and recovery on the judgment, if any, against the third-party guarantor is uncertain.

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

Each month, the Company’s liability is reduced either by fulfilling its secondary liability as the assignor of the building lease or due to the assignee’s performance under the terms of the lease, which results in income for the Company. Further changes in the Company’s recorded liability and discontinued operations could result if it becomes necessary to change the Company’s assumptions about future sublease income. During the three months ended June 30, 2009 and 2008, as a result of the assignee’s or successor in interest’s performance, the Company recorded $0.0 million and $0.7 million in income, respectively, which is included in discontinued operations. During the six months ended June 30, 2009 and 2008, as a result of the assignee’s or successor in interest’s performance, the Company recorded $0.3 million and $1.9 million in income, respectively, which is included in discontinued operations.

As of December 31, 2007, the satellite time lease had expired. As of June 30, 2009, the Company has recorded a total liability of $9.7 million, for the fair value of the future lease payments, net of estimated sublease income, on the condensed consolidated balance sheet. Approximately $2.5 million of this liability is included within accrued expenses and other, and the remaining $7.2 million is included within other non-current liabilities on the condensed consolidated balance sheet.

PRIMEDIA Enthusiast Media

In July 2007, the Company sold its Enthusiast Media (“PEM”) segment. In connection with the sale, the Company entered into a sublease agreement with the buyer for office space where PEM was headquartered. On April 27, 2009, the buyer filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the bankruptcy proceedings, the sublease was rejected, a new sublease was entered into with the buyer at a reduced rate, and the buyer put certain of the space back to the Company. As a result, during the second quarter of 2009, the Company recorded a charge of $2.7 million, which is included in discontinued operations, to adjust its remaining liability under its lease for all of the office space, to record brokerage fees related to the new sublease and to write off certain amounts receivable from the buyer.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co. L.P., and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (“SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleges that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. Briefing in connection with the SLC’s motion to dismiss the SAC is scheduled to commence in early August 2009.

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

In August 2007, the Court denied the Company’s motion as to the contract claim, finding disputed issues of fact about the amounts, if any, owed to the guides. The Court granted the Company’s motion as to certain procedural issues. The Court also granted summary judgment to the plaintiffs on one issue, holding that all page-views must be counted equally for purposes of calculating any individual guide’s relative share of the guide revenue pool. In January 2008, plaintiffs moved for class certification with respect to the breach of contract claim. The Court granted that motion in April 2009, but it also indicated a willingness to reconsider its earlier grant of partial summary judgment on the page-view issue. In July 2009, plaintiffs moved for partial summary judgment with respect to the amount of damages allegedly owed under the contracts with respect to calendar year 2000. The Company will oppose the motion.

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. There were no additional charges or payments during the six months ended June 30, 2009.

Note 17. Subsequent Event

Cash Dividend Declared

On August 5, 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on or about September 2, 2009, to stockholders of record on August 17, 2009.

The Company has evaluated subsequent events through August 7, 2009, the date its condensed consolidated financial statements were issued via their inclusion in the Company’s periodic report on Form 10-Q for the Quarter Ended June 30, 2009.

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

The following discussion and analysis summarizes our financial condition and results of operations during the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

Our Business

We are an integrated media company that publishes and distributes advertising-supported print and online guides, primarily for the apartment and other rental property sectors of the residential real estate industry. Our print and online guides are provided free of charge to end users. We distribute our print guides through our proprietary distribution network, DistribuTech. Our principal digital assets include the websites associated with our print publications and Internet-only offerings, such as ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuide.com.

Fiscal 2009 Second Quarter Results

We had total revenue of $65.2 million, representing an $11.6 million year-over-year decrease, primarily due to a decrease in New Homes advertising revenue and distribution revenue. We incurred a loss from continuing operations of $(8.3) million, or $(0.19) per diluted common share, for the quarter ended June 30, 2009, compared to income from continuing operations of $3.4 million, or $0.08 per diluted common share, for the quarter ended June 30, 3008. The change was primarily due to lower revenue of $11.6 million and an increase in provision for restructuring costs of $20.3 million, partially offset by a $10.7 million reduction in other costs and expenses, a $3.6 million gain on redemption of debt, a $0.5 million gain on sale of cost-method investments and an additional income tax benefit of $5.3 million. Net income decreased by $13.7 million to $(11.8) million, or $(0.27) per diluted common share, due to the factors above as well as a $1.9 million increase in loss, net of tax from discontinued operations, primarily related to a change in the estimated liability for office space related to a divested entity.

2009 Business Trends and Outlook

During the remainder of 2009, we intend to continue to grow our customer count in our largest business, Apartment Guide, as we expand our product offerings to appeal to new categories of advertisers. We will continue to increase our investment in search engine optimization and marketing over the prior year. We also intend to aggressively grow our Rentals.com business by focusing on driving revenue growth and improving site engineering and performance, while increasing traffic, primarily through search engine optimization.

We anticipate continued pressure on our New Homes and DistribuTech businesses during the remainder of 2009, with full year levels of percentage decline in revenue that could exceed those experienced during the second quarter of 2009 compared to the same period in 2008. We remain focused on reducing costs for these businesses to offset expected revenue losses and managing our client relationships to best position us for opportunities as macroeconomic conditions improve. Over the past 12 months, we have suspended 11 New Home Guide print publications and currently publish Guides in 21 markets. We may suspend publication of additional, less effective print publications as we manage the cost structure of this business to offset revenue losses, and increase our focus on Internet offerings.

DistribuTech continues to be impacted by lower revenue from customers that publish free publications, particularly those within the resale home, automobile sales and employment classifieds sectors, and are scaling back or ceasing operations or providing an Internet-only product. For the remainder of the year, we intend to continue to reduce the cost structure of this business to offset, in part, revenue losses. Our overall goal is to create a more efficient distribution network for the longer term by streamlining the expense structure of this business through real estate consolidation, process automation and, as is further discussed in Note 12 to the condensed consolidated financial statements contained elsewhere in this Report, optimizing the distribution footprint by eliminating less effective locations.

We now expect to reduce our annual expense base, which is comprised of cost of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses, by at least $20.0 million compared to 2008, an improvement of $5.0 million from the objective that we announced earlier this year. Management’s Discussion and Analysis of our Costs and Expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 includes more detail on numerous reductions in various cost and expense components.

Transition Plan

We completed the relocation of our corporate headquarters from New York to Norcross, Georgia during the second quarter of 2008. We continued to utilize certain of our New York based functions through the first half of 2008 and incurred their associated costs.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated Results

Revenue, Net

	Three Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2009	2008
	(Dollars in thousands)
Apartments	$51,926	$52,440	$(514)	(1.0)%
New Homes	4,633	10,536	(5,903)	(56.0)

Total advertising revenue	56,559	62,976	(6,417)	(10.2)
Distribution	8,647	13,818	(5,171)	(37.4)

Total revenue, net	$65,206	$76,794	$(11,588)	(15.1)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 92% of advertising revenue during the three months ended June 30, 2009, experienced a decrease in revenue of 1.0% compared to the same period in 2008, primarily due to a 4.1% decrease in revenue per community served, which was partially offset by a 3.8% increase in apartment communities served.

During the three months ended June 30, 2009, the number of communities served by Apartment Guide increased as a result of expanding our product offerings to appeal to new categories of advertisers that have not historically been part of our customer base. Lower-priced offerings associated with this expansion, along with declines in premium advertising spending by our larger property management company advertisers, resulted in a decrease in revenue per community served.

Generally, premium advertising spending by our larger property management company advertisers is driven by local market factors outside our control, including occupancy rates and effective rent levels. For example, as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels, which are essentially average rent amounts after giving effect to free months of rent and other incentives.

During the second quarter of 2009, occupancy rates in Apartment Guide markets ranged from 85% to 99%, with an average of 92.1% in 2009, compared to 93.2% in 2008, and with the majority of markets experiencing occupancy levels between 89% and 95%. On a national basis, we believe effective rents are down approximately 2% for the second quarter of 2009 compared to the same period in 2008.

Rentals.com revenue grew by 2.9% during the second quarter of 2009 compared to the same period in 2008. The growth in Rentals.com revenue was primarily due to an increase in customer listings, which resulted from growth in the number of listings by property managers as well as new listings through the self-provisioning feature of the Rentals.com website, which we refer to as our “Ad Store.”

New Homes

The New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com business, representing approximately 8% of advertising revenue during the three months ended June 30, 2009, decreased 56.0% compared to the same period in 2008. The decrease in revenue was primarily due to a 44.8% decrease in new home communities served and a 20.7% decrease in revenue per community served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the second quarter of 2009, as the general macroeconomic environment, including higher unemployment rates and declining home prices across most of the markets we serve, remained substantially unchanged from the first quarter of 2009. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we suspended 11 print publications that were considered less effective and, as of June 30, 2009, we published New Home Guides in 21 markets. We may suspend additional New Home Guide print publications. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 37.4% during the three months ended June 30, 2009 compared to the same period in 2008. We realized a 21.6% decrease in the number of pockets sold in our display racks and a 20.2% decrease in the average revenue per pocket due to softness in demand as well as a reduction in the number of retail locations serviced due to restructuring. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended June 30,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2009	2008
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$5,948	$8,267	$(2,319)	(28.1)%
Marketing and selling	20,198	19,459	739	3.8
Distribution and circulation	15,826	21,438	(5,612)	(26.2)
General and administrative expenses	10,050	13,008	(2,958)	(22.7)
Depreciation and amortization of property and equipment	3,392	3,299	93	2.8
Amortization of intangible assets	617	652	(35)	(5.4)
Provision for restructuring costs	21,509	1,200	20,309	1,692.4
Interest expense	4,207	4,856	(649)	(13.4)
Amortization of deferred financing costs	224	231	(7)	(3.0)
Other income, net	(4,374)	(357)	(4,017)	(1,125.2)

Total cost and expenses	$77,597	$72,053	$5,544	7.7

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size and weight, as well as distribution optimization.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our retail display allowances (“RDAs”) since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of a restructuring charge we incurred in the first half of 2009 related to actions we took to reduce our ongoing distribution costs, and we expect to incur additional restructuring charges related to RDAs throughout 2009.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $0.4 million, resulting from the relocation of our headquarters from New York to Norcross; a $1.8 million reduction in costs associated with the hiring of a new Chief Executive Officer (“CEO”) in 2008; and $2.2 million resulting from position eliminations, insurance premium reductions and lower facilities costs attributable to our cost-cutting initiatives. These decreases were partially offset by additional legal fees of $1.2 million and an increase of $0.1 million in bad debt expense.

The provision for restructuring costs increased due to an additional $20.6 million in RDA-related expenses for certain of our RDAs that were underperforming. The charge included the costs associated with discontinuing service to and vacating some locations covered and determining to forego distribution rights in certain locations that are not currently being serviced. This was slightly offset by a $0.1 million reduction in charges related to vacated office space and $0.2 million reduction in severance charges.

The change in interest expense is primarily related to principal reductions in long-term debt and overall lower interest rates, slightly offset by additional interest on restructuring liabilities.

Other income, net increased due to a gain on the redemption of debt of $3.6 million and a gain on sale of cost-method investments of $0.5 million.

Income Taxes

Our effective tax rate on income from continuing operations for the three months ended June 30, 2009 was (32.6)%, compared to 26.7% for the three months ended June 30, 2008.

We have used our year-to-date effective tax rate to determine the appropriate amount of tax benefit to record for the three months ended June 30, 2009. We did not use our estimated annual effective tax rate because we cannot reliably estimate our annual effective tax rate due to the effect that small changes to income would have on the annual effective tax rate.

The total tax benefit from continuing operations for the three months ended June 30, 2009 was $(4.0) million, which was comprised of approximately $(4.4) million federal and state tax income tax benefit recorded on pre-tax income from continuing operations, $0.1 million related to reserves for prior years’ uncertain tax positions, $0.2 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and $0.1 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

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

There was no revenue related to discontinued operations for the three months ended June 30, 2009. Discontinued operations for the three months ended June 30, 2008 included revenue of $1.6 million. Loss before taxes for the three months ended June 30, 2009 and 2008 was $(3.5) million and $(2.1) million, respectively, which excludes gain on sale of businesses. The gain on sale of business was $1.3 million for the three months ended June 30, 2008. There was no gain on sale of business for the three months ended June 30, 2009.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to assignee’s or successor in interest’s performance under the terms of the lease, which results in income for us. During the three months ended June 30, 2009 and 2008, as a result of the assignee’s or the successor in interest’s performance, we recorded $0.0 million and $0.7 million in income, respectively, which is included in discontinued operations.

In July 2007, we sold our Enthusiast Media (“PEM”) segment. In connection with the sale, we entered into a sublease agreement with the buyer for office space where PEM was headquartered. On April 27, 2009, the buyer filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the bankruptcy proceedings, the sublease was rejected, a new sublease was entered into with the buyer at a reduced rate, and the buyer put certain of the space back to us. As a result, during the second quarter of 2009, we recorded a charge of $2.7 million, which is included in discontinued operations, to adjust our remaining liability under our lease for all of the office space, to record brokerage fees related to the new sublease and to write off certain amounts receivable from the buyer.

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

During the three months ended June 30, 2009, we recognized a tax benefit of $0.1 million in discontinued operations, primarily as a result of federal and state income tax benefit recorded on a pre-tax loss from discontinued operations.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated Results

Revenue, Net

	Six Months Ended June 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2009	2008
	(Dollars in thousands)
Apartments	$103,935	$104,365	$(430)	(0.4)%
New Homes	10,664	22,184	(11,520)	(51.9)

Total advertising revenue	114,599	126,549	(11,950)	(9.4)
Distribution	19,065	27,733	(8,668)	(31.3)

Total revenue, net	$133,664	$154,282	$(20,618)	(13.4)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 91% of advertising revenue during the six months ended June 30, 2009, experienced a decrease in revenue of 0.4% compared to the same period in 2008, primarily due to a 3.4% decrease in revenue per community served, which was partially offset by a 3.5% increase in apartment communities served.

During the six months ended June 30, 2009, the number of communities served by Apartment Guide increased as a result of expanding our product offerings to appeal to new categories of advertisers that have not historically been part of our customer base. Lower-priced offerings associated with this expansion, along with declines in premium advertising spending by our larger property management company advertisers, resulted in a decrease in revenue per community served.

Generally, premium advertising spending by our larger property management company advertisers is driven by local market factors outside our control, including occupancy rates and effective rent levels. For example, as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels, which are essentially average rent amounts after giving effect to free months of rent and other incentives.

During the first six months of 2009, occupancy rates in Apartment Guide markets ranged from 85% to 99%, with an average of 91.9%, compared to 93.0% during the first six months of 2008, and with the majority of markets experiencing occupancy levels between 88% and 95%. On a national basis, we believe effective rents are down approximately 2% for the second quarter of 2009 compared to the same period in 2008.

Rentals.com revenue grew by 4.0% during the first six months of 2009 compared to the same period in 2008. The growth in Rentals.com revenue was primarily due to an increase in customer listings, which resulted from growth in the number of listings by property managers as well as new listings through the Rentals.com Ad Store.

New Homes

The New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com business, representing approximately 9% of advertising revenue during the six months ended June 30, 2009, decreased 51.9% compared to the same period in 2008. The decrease in revenue was primarily due to a 41.4% decrease in new home communities served and an 18.5% decrease in revenue per community served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the first six months of 2009, as the general macroeconomic environment, including higher unemployment rates and declining home prices across most of the markets we serve, worsened during the first quarter and remained substantially unchanged during the second quarter. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. At June 30, 2008, we published 32 New Home Guide print publications. We subsequently suspended 11 print publications that were considered less effective and, as of June 30, 2009, we published 21 New Home Guide print publications. We may suspend additional New Home Guide print publications. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 31.3% during the six months ended June 30, 2009 compared to the same period in 2008. We realized a 16.2% decrease in the number of pockets sold in our display racks and an 18.0% decrease in the average revenue per pocket due to softness in demand as well as a reduction in the number of retail locations serviced due to restructuring. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Six Months Ended June 30,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2009	2008
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$12,483	$17,011	$(4,528)	(26.6)%
Marketing and selling	40,511	39,617	894	2.3
Distribution and circulation	35,060	42,615	(7,555)	(17.7)
General and administrative expenses	21,432	27,562	(6,130)	(22.2)
Depreciation and amortization of property and equipment	6,868	6,615	253	3.8
Amortization of intangible assets	1,236	1,407	(171)	(12.2)
Provision for restructuring costs	25,798	1,696	24,102	1,421.1
Interest expense	8,455	9,858	(1,403)	(14.2)
Amortization of deferred financing costs	449	473	(24)	(5.1)
Other income, net	(6,463)	(529)	(5,934)	(1,121.7)

Total cost and expenses	$145,829	$146,325	$(496)	(0.3)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size and weight, as well as distribution optimization.

Our distribution and circulation costs decreased as a result of ongoing actions with certain of our RDAs since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of a restructuring charge we incurred in the first half of 2009 related to actions we took to reduce our ongoing distribution costs, and we expect to incur additional restructuring charges related to RDAs throughout 2009.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $1.0 million, resulting from the relocation of our headquarters from New York to Norcross; a $1.8 million reduction in costs associated with the hiring of a new CEO in 2008; a $0.1 million reduction in professional fees and legal expenses; and $4.6 million resulting from position eliminations, insurance premium reductions and lower facilities costs attributable to our cost-cutting initiatives. These decreases were partially offset by an increase of $0.9 million in bad debt expense and an increase of $0.5 million in stock-based compensation.

The provision for restructuring costs increased due to an additional $22.1 million in RDA-related expenses for certain of our RDAs that were underperforming. The charge included costs associated with the termination or modification of the agreements; discontinuing service to and vacating some locations covered; and determining to forego distribution rights in certain locations that are not currently being serviced. There was also an increase of $2.4 million in charges related vacated office space, from an additional six properties that were restructured in 2009 as part of the 2008 and 2009 plans versus prior year. This was partially offset by lower severance of $0.4 million.

The change in interest expense is primarily related to principal reductions in long-term debt and overall lower interest rates, slightly offset by additional interest on restructuring liabilities.

Other income, net increased due to a gain on the redemption of debt of $3.6 million and a gain on sale of cost-method investments of $2.3 million.

Income Taxes

Our effective tax rate on income from continuing operations for the six months ended June 30, 2009 was (29.1)%, compared to 28.5% for the six months ended June 30, 2008.

We have used our year-to-date effective tax rate to determine the appropriate amount of tax benefit to record for the six months ended June 30, 2009. We did not use our estimated annual effective tax rate because we cannot reliably estimate our annual effective tax rate due to the effect that small changes to income would have on the annual effective tax rate.

The total tax benefit from continuing operations for the six months ended June 30, 2009 was $(3.5) million, which was comprised of approximately $(4.3) million federal and state tax income tax benefit recorded on pre-tax income from continuing operations, $0.3 million related to reserves for prior years’ uncertain tax positions, $0.4 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and $0.1 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

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

There was no revenue related to discontinued operations for the six months ended June 30, 2009. Discontinued operations for the six months ended June 30, 2008 included revenue of $3.4 million. Loss before taxes for the six months ended June 30, 2009 and 2008 was $(3.0) million and $(2.9) million, respectively, which excludes gain on sale of businesses. The gain on sale of businesses was $1.5 million for the six months ended June 30, 2008. There was no gain on sale of businesses for the six months ended June 30, 2009.

In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to the assignee’s or successor in interest’s performance under the terms of the lease, which results in income for us. During the six months ended June 30, 2009 and 2008, as a result of the assignee’s or successor in interest’s performance, we recorded $0.0 million and $1.9 million in income, respectively, which is included in discontinued operations.

In July 2007, we sold our PEM segment. In connection with the sale, we entered into a sublease agreement with the buyer for office space where PEM was headquartered. On April 27, 2009, the buyer filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the bankruptcy proceedings, the sublease was rejected, a new sublease was entered into with the buyer at a reduced rate, and the buyer put certain of the space back to us. As a result, during the second quarter of 2009, we recorded a charge of $2.7 million, which is included in discontinued operations, to adjust our remaining liability under our lease for all of the office space, to record brokerage fees related to the new sublease and to write off certain amounts receivable from the buyer.

During the six months ended June 30, 2008, we recognized a tax benefit of $12.5 million in discontinued operations, primarily as a result of our ability to carry back a projected 2008 NOL against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The 2008 NOL arose primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the six months ended June 30, 2008.

During the six months ended June 30, 2009, we recognized a tax benefit of $0.2 million in discontinued operations, primarily as a result of recording an adjustment due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Liquidity, Capital and Other Resources

During the first half of 2009, we reduced long-term debt by $15.4 million, primarily through the redemption of $14.0 million in outstanding principal of our Term Loan B Facility, as well as $1.3 million in scheduled principal repayments. As of June 30, 2009, we had cash and cash equivalents and unused credit facilities of $87.2 million.

In September 2008, we borrowed $13.2 million against our revolving credit facility. We repaid $8.8 million of the amount outstanding in March 2009 and the remaining $4.4 million in June 2009. As is more fully explained under Financing Arrangements below, as of June 30, 2009, the remaining availability under our revolving credit facility is approximately $85.2 million.

We have required debt repayments, including capital leases, of $3.0 million during the next 12 months. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt, dividend payments, and other anticipated expenditures, including obligations that may arise from our efforts to terminate or modify certain of our RDAs and redemptions of principal under our Term Loan B Facility and purchases of our common stock, if any, for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $(13.2) million as of June 30, 2009, compared to $11.5 million as of December 31, 2008. The change was primarily attributable to additional restructuring liabilities related to the restructuring of certain RDA. See Note 12 to the condensed consolidated financial statements.

Cash Flow—Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net cash provided by (used in) operating activities was $5.0 million during the six months ended June 30, 2009 compared to $(14.7) million during the six months ended June 30, 2008. The increase in cash provided by operating activities was primarily due to the receipt of net income tax refunds of $18.1 million, partially offset by payments related to the settlement of lawsuits of $5.0 million, restructuring payments, RDA payments as well as lower revenues during the first half of 2009. The difference is also attributable to the $16.9 million in payments made for income taxes during the first half of 2008.

Cash Flows from Investing Activities

Our cash (used in) provided by investing activities is summarized as follows:

	Six Months Ended June 30,
	2009	2008	$ Change
	(Dollars in thousands)
Proceeds from sales of available for sale securities	$—	$15,425	$(15,425)
Payments for investments	—	(14)	14
Proceeds from sale of cost-method investments	2,260	—	2,260
Additions to property and equipment	(4,539)	(5,749)	1,210
Proceeds from sale of businesses	—	2,369	(2,369)

Net cash (used in) provided by investing activities	$(2,279)	$12,031	$(14,310)

The change in net cash used in investing activities was primarily due to the proceeds from the sale of available for sale securities and businesses during the six months ended June 30, 2008, partially offset by proceeds from the sale of cost-method investments and lower capital expenditures during the six months ended June 30, 2009.

Cash Flows from Financing Activities

Our cash used in financing activities is summarized as follows:

	Six Months Ended June 30,
	2009	2008	$ Change
	(Dollars in thousands)
Payment of dividends on common stock	$(6,166)	$(6,184)	$18
Net (repayments) borrowings under revolving credit facility	(13,200)	5,000	(18,200)
Payments for deferred and other financing fees	(503)	—	(503)
Payments for redemption of debt	(10,080)	(2,679)	(7,401)
Repayments of borrowings under credit agreements	(1,250)	(1,250)	—
Capital lease payments	(345)	(160)	(185)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(175)	43	(218)
Repurchases of common stock	(427)	—	(427)

Net cash used in financing activities	$(32,146)	$(5,230)	$(26,916)

The increase in net cash used in financing activities was primarily attributable to an increase in net repayments under our revolving credit facility of $18.2 million, a $7.6 million increase in payments on long-term debt and $0.5 million in deferred and other financing fees.

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

Free cash flow is not intended to represent cash flows from operating activities as determined in conformity with generally accepted accounting principles. Free cash flow, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate free cash flow in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies.

The following table presents our free cash flow:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$5,019	$(14,711)
Additions to property and equipment	(4,539)	(5,749)
Capital lease payments	(345)	(160)

Free cash flow	$135	$(20,620)

The improvement in free cash flow was primarily due to the settlement of post-Enthusiast Media sale obligations of approximately $14.4 million in the first quarter of 2008. During the six months ended June 30, 2009, we received net income tax refunds of $18.1 million. This was partially offset by a payment of $5.0 million in legal settlements and overall lower revenue during 2009. We invested $4.5 million in capital expenditures in the first half 2009, compared to $5.7 million in the first half of 2008. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at June 30, 2009 was 2.52%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $225.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $7.3 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at June 30, 2009 was 2.84%.

On June 30, 2009, our bank credit facility was amended (the “Amendment”). Among other things, the Amendment gives us the right, subject to the conditions set forth therein, to prepay or otherwise acquire with or for cash, on either a pro rata or non-pro rata basis, principal outstanding under the Term Loan B Facility and held by lenders who consent to such prepayment or acquisition, at a discount to the par value of such principal at any time and from time to time on and after June 30, 2009 and on or prior to the second anniversary of such date; provided that the aggregate amounts we expend in connection with all such prepayments or acquisitions do not exceed $35 million. All such principal prepaid or acquired will be retired and extinguished and deemed paid effective upon such prepayment or acquisition.

The Amendment also memorializes the reduction of the Revolving Facility commitment of Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Inc. (“Lehman”) to $0.0 million and, as a consequence thereof, the total capacity under the Revolving Facility has now been confirmed to have been reduced by $12.0 million to $88.0 million. We believed and have previously disclosed that the total capacity under the Revolving Facility had been effectively reduced by $12.0 million as a result of bankruptcy proceedings related to Lehman Brothers Holdings Inc., the parent company of Lehman. The commitment under the Revolving Facility for each other lender remains unchanged from each such lender’s commitment immediately prior to such reduction. Additionally, effective June 30, 2009, Lehman ceased to be a co-documentation agent under the bank credit facility.

In connection with the Amendment, we incurred approximately $0.5 million in modification fees, which were paid to the creditors and will be expensed over the remaining term of the loan.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $219.8 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we were required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

The bank credit facilities consisted of the following as of June 30, 2009:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$232,250	$320,250
Borrowings outstanding	—	(232,250)	(232,250)
Letters of credit outstanding	(2,837)	—	(2,837)

Unused bank commitments	$85,163	$—	$85,163

The weighted-average of our commitment fees under the bank credit facilities during the three months ended June 30, 2009 was 0.35%.

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

Term Loan B Facility Redemption. On June 30, 2009, we redeemed $14.0 million in principal of our Term Loan B Facility for $10.1 million. In connection with the redemption, we also wrote off $0.3 million in deferred financing fees, resulting in a net gain of $3.6 million, which is included in other income, net in the condensed consolidated statement of operations.

Revolving Facility Borrowings. In September 2008, we borrowed $13.2 million against our Revolving Facility. We repaid $8.8 million of the outstanding balance in March 2009 and the remaining $4.4 million in June 2009. In early July 2009, we borrowed $5.0 million against our Revolving Facility and repaid the entire amount borrowed in late July 2009.

Contractual Obligations

Our contractual obligations as of June 30, 2009 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-term debt obligations, including current portion (1)	$232,250	$2,500	$5,000	$224,750	$—
Capital lease obligations, including current portion	833	500	333	—	—
Interest on capital lease obligations	176	138	38	—	—
Operating lease obligations (2)	116,059	20,535	36,809	32,377	26,338
Retail display allowances (3)	66,325	35,823	18,108	12,394	—
Workplace Learning lease obligations (4)	9,702	3,040	3,834	2,828	—

Total	$425,345	$62,536	$64,122	$272,349	$26,338

(1)	Interest related to our long-term debt obligations are variable in nature, and interest payments have been excluded from this table. The interest rate on these obligations resets quarterly and had a weighted-average rate of 2.84% at June 30, 2009. See the discussion above under Bank Credit Facilities. Liabilities for interest rate swaps designated in cash flow hedging relationships against changes in the benchmark interest rate of our long-term debt have also been excluded from this table because the quarterly fixed-rate payments due to the counterparty are settled net of the variable-rate payments due to us by the counterparty.

(2)	Future rental commitments for operating leases have not been reduced by minimum noncancelable sublease income aggregating $58.6 million as of June 30, 2009. Operating lease obligations include restructuring liabilities.

(3)	Retail display allowances include restructuring liabilities.

(4)	Amounts represent the present value of expected future net payments related to Workplace Learning and PEM office lease obligations. See Contingencies and Other discussion below for further detail.

The contractual obligations table above does not reflect any of our $85.6 million in unrecognized tax benefits at June 30, 2009, which resulted in a recorded liability of $23.2 million that has been accrued in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, because we are unable to determine when, or if, payment of these amounts will be made.

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We have no balance outstanding at June 30, 2009 under our Revolving Facility, and we have other commitments in the form of letters of credit of $2.8 million aggregate face value, which expire on or before June 30, 2010.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of June 2009, our senior debt ratings from Moody’s and Standard and Poor’s were Ba3 and B+, respectively.

We announced on August 6, 2009 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on or about September 2, 2009, to stockholders of record on August 17, 2009. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on factors, including but not limited to, available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 3.0 to 1 at June 30, 2009.

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

As of and for the six months ended June 30, 2009, none of our officers or directors have been granted loans by us, nor have we guaranteed any obligations of such persons.

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

Each month, our liability is reduced either by fulfilling our secondary liability as the assignor of the building lease or due to the assignee’s or successor in interest’s performance under the terms of the lease, which results in income for us. Further changes in our recorded liability and discontinued operations could result if it becomes necessary to change our assumptions about future sublease income. During the three months ended June 30, 2009 and 2008, as a result of the assignee’s or successor in interest’s performance, we recorded $0.0 million and $0.7 million in income, respectively, which is included in discontinued operations. During the six months ended June 30, 2009 and 2008, as a result of the assignee’s or successor in interest’s performance, we recorded $0.3 million and $1.9 million, respectively, in income, which is included in discontinued operations. As of June 30, 2009, we have recorded a total liability of $2.5 million in accrued expenses and other and $7.2 million in other non-current liabilities for the fair value of the future lease payments, net of estimated sublease income, in the condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

There have been no changes in our Critical Accounting Polices and Estimates since December 31, 2008.

Recent Accounting Developments

See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” to the condensed consolidated financial statements, contained elsewhere in this Report.

Seasonality

Our operations are minimally seasonal in nature.

•	The majority of our advertising and distribution revenue is comprised of contracts with a duration of 12 months or longer.

•	We experience modest seasonality in our single-unit real estate listings as that business declines in the winter months. This business represents a relatively small part of our total operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $232.3 million as of June 30, 2009. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of June 30, 2009. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$1,188
+50	594
-50	(594)
-100	(1,188)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the six months ended June 30, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On December 4, 2008, our Board of Directors authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock over the following 12 months. Under the terms of the Repurchase Program, we may repurchase shares in open market purchases or through privately negotiated transactions. We expect to use cash on hand to fund repurchases of our common stock. As of December 31, 2008, we had not repurchased any shares under the Repurchase Program. During the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase shares of our common stock during the three months ended June 30, 2009. The reacquired shares have been designated as treasury shares. As of June 30, 2009, we had $4.6 million available under the Repurchase Program for further share repurchases, which we may make.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Stockholders was held May 20, 2009. As of the April 6, 2009 record date for the meeting, there were 44,047,951 shares issued and outstanding and entitled to vote. At the meeting, 41,823,743 shares were present in person or by proxy, constituting approximately 95.20% of the shares entitled to vote.

b)	At the meeting, directors David A. Bell, Beverly C. Chell, Daniel T. Ciporin, Meyer Feldberg, Perry Golkin, H. John Greeniaus, Dean B. Nelson, Kevin J. Smith, Charles J. Stubbs and Thomas C. Uger were elected.

c)	Set forth below is a description of the items that were voted upon at the meeting and the number of votes cast for, against or withheld, plus abstentions and broker non-votes, as applicable, as to each such matter and director.

Election of Directors

Nine directors were elected at the meeting, and the shares voted and withheld for each director are as follows:

	Number of Shares Voted For	Number of Shares Withheld
David A. Bell	41,110,895	712,848
Beverly C. Chell	33,393,172	8,430,571
Daniel T. Ciporin	41,113,199	710,544
Meyer Feldberg	40,801,945	1,021,798
Perry Golkin	34,492,180	7,331,563
H. John Greeniaus	40,175,718	1,648,025
Dean B. Nelson	36,248,115	5,575,628
Kevin J. Smith	41,114,260	709,483
Charles J. Stubbs	36,248,078	5,575,665
Thomas C. Uger	34,493,190	7,330,553

Approval of Independent Auditors

The approval of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2009 was ratified with 39,469,336 votes for, 2,286,399 votes against and 68,008 votes abstaining.

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

PRIMEDIA Inc.
(Registrant)

Date: August 7, 2009	/s/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)