Form 10-Q
period 2009-09-30
PRIMEDIA INC
filed 2009-11-09
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 30, 2009
Common Stock, par value $0.01 per share	44,146,959

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,955	$31,470
Accounts receivable (net of allowance for doubtful accounts of $1,396 and $1,528, respectively)	26,423	27,983
Inventories	654	936
Prepaid expenses and other	9,860	26,545
Deferred tax asset, net	3,285	2,102

Total current assets	48,177	89,036

Property and equipment (net of accumulated depreciation and amortization of $81,157 and $83,203, respectively)	16,988	18,765
Intangible assets, net	21,784	23,637
Goodwill	129,305	129,305
Deferred tax asset - non-current, net	13,619	12,867
Other non-current assets	11,216	12,544

Total assets	$241,089	$286,154

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$10,135	$14,792
Accrued expenses and other	47,526	44,491
Deferred revenue	1,914	1,990
Revolving credit facility	—	13,200
Current maturities of long-term debt and capital lease obligations	2,964	3,045

Total current liabilities	62,539	77,518

Long-term debt	229,362	245,531
Deferred revenue	8,075	9,350
Other non-current liabilities	51,836	51,043

Total liabilities	351,812	383,442

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,793,697 and 45,595,618 shares issued, respectively; 44,146,959 and 44,188,550 shares outstanding, respectively	457	455
Additional paid-in capital (including warrants of $31,690 at September 30, 2009 and December 31, 2008)	2,373,634	2,372,578
Accumulated deficit	(2,406,530)	(2,389,610)
Common stock in treasury, at cost (1,646,738 and 1,407,068 shares, respectively)	(76,304)	(75,877)
Accumulated other comprehensive loss	(1,980)	(4,834)

Total stockholders’ deficiency	(110,723)	(97,288)

Total liabilities and stockholders’ deficiency	$241,089	$286,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$55,774	$62,932
Distribution	7,240	13,482

Total revenue, net	63,014	76,414

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	5,645	7,994
Marketing and selling	18,832	17,926
Distribution and circulation	12,971	21,491
General and administrative expenses	8,873	10,964
Depreciation and amortization of property and equipment	3,130	3,774
Amortization of intangible assets	617	636
Provision for restructuring costs	(156)	202
Interest expense	3,897	4,741
Amortization of deferred financing costs	233	224
Other expense (income), net	1,173	(314)

Total costs and expenses	55,215	67,638

Income from continuing operations before benefit (provision) for income taxes	7,799	8,776
Provision for income taxes	(2,103)	(128)

Income from continuing operations	5,696	8,648

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $0 and $588, respectively)	(1,957)	3,312

Net income	$3,739	$11,960

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.13	$0.20
Discontinued operations	(0.05)	0.07

Net income	$0.08	$0.27

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,146,959	44,175,009

Weighted-average diluted shares of common stock outstanding	44,167,675	44,188,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$170,373	$189,481
Distribution	26,305	41,215

Total revenue, net	196,678	230,696

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	18,128	25,005
Marketing and selling	59,344	57,543
Distribution and circulation	48,031	64,106
General and administrative expenses	30,306	38,526
Depreciation and amortization of property and equipment	9,998	10,389
Amortization of intangible assets	1,853	2,043
Provision for restructuring costs	25,643	1,898
Interest expense	12,353	14,599
Amortization of deferred financing costs	682	697
Other income, net	(5,289)	(843)

Total costs and expenses	201,049	213,963

(Loss) income from continuing operations before benefit (provision) for income taxes	(4,371)	16,733
Benefit (provision) for income taxes	1,438	(2,397)

(Loss) income from continuing operations	(2,933)	14,336

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $0 and $2,052, respectively)	(4,730)	13,151

Net (loss) income	$(7,663)	$27,487

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.07)	$0.32
Discontinued operations	(0.10)	0.30

Net (loss) income	$(0.17)	$0.62

Dividends declared per share of common stock outstanding	$0.21	$0.21

Weighted-average basic shares of common stock outstanding	44,117,064	44,173,820

Weighted-average diluted shares of common stock outstanding	44,117,064	44,193,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Nine Months Ended September 30, 2009

	Common Stock		Additional Paid-in Capital		Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Deficiency
	Shares	Par Value		Accumulated Deficit
	(Dollars in thousands, except per share data)
Balance at December 31, 2008	45,595,618	$455	$2,372,578	$(2,389,610)	$(75,877)	$(4,834)	$(97,288)
Comprehensive income:
Net loss	—	—	—	(7,663)	—	—	(7,663)
Other comprehensive income
Unrealized gains on cash flow hedges, net	—	—	—	—	—	2,854	2,854

Total comprehensive loss							(4,809)
Non-cash charges for stock-based compensation	—	—	1,231	—	—	—	1,231
Issuances of common stock, net of shares withheld for employee taxes and other	198,079	2	(175)	—	—	—	(173)
Repurchases of common stock	—	—	—	—	(427)	—	(427)
Cash dividends declared on common stock ($0.21 per share)	—	—	—	(9,257)	—	—	(9,257)

Balance at September 30, 2009	45,793,697	$457	$2,373,634	$(2,406,530)	$(76,304)	$(1,980)	$(110,723)

Total comprehensive income for the three months ended September 30, 2009 and 2008 was $5.3 million and $12.9 million, respectively.

Total comprehensive income for the nine months ended September 30, 2008 was $27.7 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
		(As restated; see Note 1)
Operating activities:
Net (loss) income	$(7,663)	$27,487
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,533	13,332
Impairment of cost-method investment	1,500	—
Gain on sale of cost-method investments	(2,260)	—
Gain on sale of businesses, net	—	(2,052)
(Gain) loss on repurchase and redemption of debt	(3,635)	103
Stock-based compensation	1,231	1,350
Deferred income taxes	(1,632)	1,589
Bad debt expense	3,589	2,814
Loss on disposal of property and equipment	15	1,321
(Increase) decrease in:
Accounts receivable, net	(2,029)	(1,885)
Inventories	282	(819)
Prepaid expenses and other	16,011	(26,123)
(Decrease) increase in:
Accounts payable	(4,971)	(3,639)
Accrued expenses and other	6,194	(8,599)
Deferred revenue	(1,275)	(1,299)
Other non-current liabilities	3	450
Other, net	—	5

Net cash provided by operating activities	17,893	4,035

Investing activities:
Proceeds from sales of available for sale securities	—	15,425
Payments for investments	—	(14)
Proceeds from sale of cost-method investments	2,260	—
Additions to property and equipment	(7,667)	(7,884)
Payments related to the sale of businesses	—	(4,355)
Proceeds from sale of businesses	—	2,369

Net cash (used in) provided by investing activities	(5,407)	5,541

Financing activities:
Payment of dividends on common stock	(9,257)	(9,266)
Net (repayments) borrowings under revolving credit facility	(13,200)	13,200
Payments for deferred and other financing fees	(512)	—
Payments for repurchase and redemption of debt	(10,080)	(2,679)
Repayments of borrowings under credit agreements	(1,875)	(1,875)
Capital lease payments	(477)	(338)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(173)	43
Repurchases of common stock	(427)	—

Net cash used in financing activities	(36,001)	(915)

(Decrease) increase in cash and cash equivalents	(23,515)	8,661
Cash and cash equivalents, beginning of period	31,470	14,709

Cash and cash equivalents, end of period	$7,955	$23,370

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$12,691	$14,594

Cash (refunded) paid for income taxes, net	$(19,558)	$11,383

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$102	$1,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2009 and December 31, 2008, the results of consolidated operations of the Company for the three and nine months ended September 30, 2009 and 2008, consolidated changes in stockholders’ deficiency of the Company for the nine months ended September 30, 2009, and consolidated cash flows of the Company for the nine months ended September 30, 2009 and 2008. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”). All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the 10-K. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for a full year. Prior year editorial costs have been reclassified to cost of goods sold in order to conform to the current year presentation.

Correction of Cash Flows from Operating and Investing Activities

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company discovered an error in its reporting of cash flows from operating and investing activities in its condensed consolidated statement of cash flows in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2008. The Company improperly included the final adjustment to the net proceeds from the sale of its Enthusiast Media (“PEM”) segment as an operating activity rather than an investing activity. This error had no impact on the Company’s consolidated balance sheet, consolidated statement of operations or cash flows from financing activities for any period.

The error resulted in an understatement of cash flows from operating activities and a corresponding overstatement of cash flows from investing activities for the nine months ended September 30, 2008.

A summary of the effects of the correction of this error is as follows (dollars in thousands):

For the Nine Months Ended September 30, 2008	As Reported	Correction Adjustment	As Corrected
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Changes in operating assets and liabilities	$(46,269)	$4,355	$(41,914)
Net cash (used in) provided by operating activities	(320)	4,355	4,035
Payments related to the sale of businesses	—	(4,355)	(4,355)
Net cash provided by investing activities	9,896	(4,355)	5,541

The amounts included in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 are consistent with the “As Corrected” amounts above.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, effective for financial statements issued for interim and annual periods ending after September 15, 2009, became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Company adopted the Codification in the third quarter of 2009, and the adoption had no impact on the Company’s condensed consolidated financial statements other than changes in reference to various authoritative accounting pronouncements in the notes to the condensed consolidated financial statements.

Fair Value Measurements

In February 2008, the FASB issued new GAAP, which delayed the effective date of previously issued GAAP on fair value measurements to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral applied include, but are not limited to:

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

The Company adopted the new GAAP effective January 1, 2009 for its nonfinancial assets and liabilities, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows (see Note 6).

Business Combinations

In December 2007, the FASB established new GAAP and disclosure requirements pertaining to business combinations. Primary changes to existing accounting include requirements for the acquirer to recognize:

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

In April 2009, the FASB issued additional GAAP requiring an asset or a liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined and provides additional guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the new GAAP requires that an asset or liability be recognized at the amount that would be recognized in accordance with other applicable GAAP, for liabilities, and an amount using similar criteria for assets. The new GAAP also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. This new GAAP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company adopted the new GAAP related to business combinations effective January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB also issued new related GAAP regarding noncontrolling interests in consolidated financial statements. This new GAAP requires:

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

The Company adopted the new GAAP effective January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new GAAP intended to improve financial reporting about derivative financial instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, results of operations and cash flows.

It amends existing disclosure requirements to provide users of financial statements with an enhanced understanding of:

•	How and why an entity uses derivative financial instruments;

•	How derivative financial instruments and related hedged items are accounted for; and

•	How derivative financial instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

To meet those objectives, the new GAAP requires qualitative disclosures about objectives and strategies for using derivative financial instruments, quantitative disclosures about fair value amounts of and gains and losses on derivative financial instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Comparative disclosures are required only for periods subsequent to initial adoption.

The Company adopted the new GAAP effective January 1, 2009 (see Note 6).

Useful Life of Intangible Assets

In April 2008, the FASB issued new GAAP on the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset with a finite useful life. Rather than considering legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost, an entity is required to use, among other factors, its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, in determining the useful life of the asset. If an entity does not have its own historical experience, it should consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for any identified entity-specific factors.

The Company adopted the new GAAP effective January 1, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new GAAP enhancing consistency in financial reporting by increasing the frequency of fair value disclosures under the scope of GAAP on fair value measurements. This new GAAP is effective for interim and annual periods ending after June 15, 2009.

The Company adopted the new GAAP effective June 30, 2009 (see Note 6).

Subsequent Events

In May 2009, the FASB established new GAAP for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new GAAP also requires an entity to disclose the date through which subsequent events have been evaluated. This new GAAP is effective for interim or annual financial periods ending after June 15, 2009 and must be applied prospectively.

The Company adopted the new GAAP effective June 30, 2009, and the adoption did not have a material impact on its financial condition, results of operations or cash flows (see Note 17).

Note 2. Discontinued Operations

The Company has classified the results of divested entities as discontinued operations in accordance with GAAP.

In July 2007, the Company sold its PEM segment. In connection with the sale, the Company entered into a sublease agreement with the buyer for office space where PEM was headquartered. On April 27, 2009, the buyer filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the bankruptcy proceedings, the sublease was rejected, a new sublease was entered into with the buyer at a reduced rate, and the buyer put certain of the space back to the Company. As a result, during the second quarter of 2009, the Company recorded a charge of $2.7 million, which is included in discontinued operations, to adjust the remaining liability under the lease for all of the office space, to record brokerage fees related to the new sublease and to write off certain amounts receivable from the buyer.

During the three months ended September 30, 2008, the final adjustment to the net proceeds from the sale of PEM was recorded and resulted in an additional gain on sale of business of $0.6 million, net of tax benefits.

In the fourth quarter of 2007, the Company classified the results of operations of its Auto Guides division as discontinued operations, due to its intent to sell or shut down the operations of the Auto Guides division in 2008. During the second quarter of 2008, the Company sold certain assets and liabilities of its Auto Guides division for approximately $2.1 million, resulting in a $1.3 million gain, net of tax benefits, and shut down the remaining operations.

During the first quarter of 2008, the Company sold certain assets and liabilities of PRIMEDIA Healthcare for approximately $0.2 million, resulting in a gain of $0.1 million, net of tax benefits, and shut down the remaining operations.

During the first nine months of 2008, the Company recognized a tax benefit of $14.8 million in discontinued operations as a result of its ability to carry back a projected 2008 net operating loss (“NOL”) against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The 2008 NOL arose primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during the first quarter of 2008.

The components of discontinued operations for the three and nine months ended September 30, 2009 and 2008 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Total revenue, net	$—	$—	$—	$3,353

Loss from operations of Auto Guides division	$—	$—	$—	$(1,668)
Income from operations of PRIMEDIA Healthcare	—	—	—	132
Provision for litigation reserves and settlements	(1,500)	—	(1,500)	—
Professional fees	(387)	(639)	(1,067)	(1,817)
Adjustments to accrued operating lease liabilities	(193)	106	(2,595)	1,874
Insurance-related expenses	28	(21)	(203)	(885)
Write-off of receivables and other assets	—	(772)	(259)	(1,150)
Other	(225)	(327)	334	(999)

Loss before benefit for income taxes and gain on sale of businesses	(2,277)	(1,653)	(5,290)	(4,513)
Gain on sale of businesses before income taxes	—	588	—	825
Benefit for income taxes	320	4,377	560	16,839

Discontinued operations, net of tax (including gain on sale of businesses)	$(1,957)	$3,312	$(4,730)	$13,151

The components of the benefit for income taxes included in discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Provision for tax benefit on pre-tax losses	$134	$2,980	$271	$13,614
Provision for tax benefit on gain on sale of businesses	—	—	—	1,227
Change in liability for uncertain tax positions	120	(3,826)	(13)	(3,068)
Changes in estimates included in prior year tax provision	66	5,223	302	5,066

Total benefit for income taxes	$320	$4,377	$560	$16,839

Note 3. Available for Sale Securities

As of September 30, 2009, the Company had no available for sale securities. During the first quarter of 2008, the Company sold all $15.4 million of its available for sale securities, resulting in no realized gain or loss.

Note 4. Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	September 30, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Advertiser lists	13	$94,454	$79,311	$15,143	$94,454	$77,767	$16,687
Other	6	5,905	5,542	363	5,905	5,233	672

		$100,359	$84,853	$15,506	$100,359	$83,000	$17,359

Intangible assets not subject to amortization had a carrying value of $6.3 million as of September 30, 2009 and December 31, 2008 and consisted of trademarks. Amortization expense for other intangible assets subject to amortization was $0.6 million for both the three months ended September 30, 2009 and 2008 and $1.9 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 5. Cost-Method Investments

During 2001, the Company recorded a charge of $4.5 million to write down the value of certain cost-method investments to their estimated fair value of $0.0 million. During the nine months ended September 30, 2009, the Company sold certain of these investments for cash and recorded a corresponding gain of $2.3 million to other income, net in the condensed consolidated statement of operations. During the three months ended September 30, 2009, there were no sales of cost-method investments.

As is further discussed in Note 6, the Company recorded an other-than-temporary impairment charge of approximately $1.5 million during the three months ended September 30, 2009 related to one of its cost-method investments.

Note 6. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$2,282	$—	$2,282	$—

	$2,282	$—	$2,282	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$5,149	$—	$5,149	$—

	$5,149	$—	$5,149	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2009:

		Fair Value Measurements Using
Asset Description	Carrying Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Cost-method investments (1)	$—	$—	$—	$—	$1,500

	$—	$—	$—	$—	$1,500

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Cost-method investments (1)	$1,500	$—	$—	$1,500	$914

	$1,500	$—	$—	$1,500	$914

(1)	The cost-method investments were measured at fair value as of December 31, 2008 because the Company identified events and changes in circumstances that had a potential significant adverse effect on the fair value of the investments. The Company estimated the fair value was less than the cost for one of its investments and recorded an other-than-temporary impairment charge of approximately $0.9 million during the fourth quarter of 2008. During the third quarter of 2009, that same investee was included in a bankruptcy petition filing, which the Company believed had a significant adverse effect on the fair value of the investment. As a result, the Company recorded an other-than-temporary impairment charge of approximately $1.5 million during the third quarter of 2009.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$231,625	$194,565	$247,500	$155,925
Derivative financial instruments	2,282	2,282	5,149	5,149

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

Although the Company has determined that many of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments, which amount to less than $0.1 million in the aggregate for all periods, are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

For certain assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s revolving credit facility, the carrying amount approximates fair value because of the short maturity of these instruments.

Note 7. Accrued Expenses and Other

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$9,086	$8,278
Tax-related liabilities	11,017	11,560
Derivative financial instrument liabilities	595	4,253
Reserves for litigation	4,500	8,000
Restructuring liabilities	13,714	3,466
Other	8,614	8,934

	$47,526	$44,491

Note 8. Borrowings

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Borrowings under bank credit facilities	$231,625	$247,500
Obligation under capital leases	701	1,076

	232,326	248,576
Less: Current maturities of long-term debt	2,964	3,045

	$229,362	$245,531

Bank Credit Facilities

The bank credit facilities consisted of the following as of September 30, 2009:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$231,625	$319,625
Borrowings outstanding	—	(231,625)	(231,625)
Letters of credit outstanding	(2,826)	—	(2,826)

Unused bank commitments	$85,174	$—	$85,174

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

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment on the Term Loan B Maturity Date of $219.8 million, which reflects the Term Loan B Facility repurchase discussed below.

Term Loan B Facility Repurchase

On June 30, 2009, the Company repurchased and retired $14.0 million in principal of its Term Loan B Facility for $10.1 million. In connection with the repurchase, the Company also wrote off $0.3 million in deferred financing fees, resulting in a net gain of $3.6 million during the nine months ended September 30, 2009, which is included in other income, net in the condensed consolidated statement of operations.

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

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of September 30, 2009, this leverage ratio was approximately 3.0 to 1.

Note 9. Income Taxes

Income tax expense for the three months ended September 30, 2009 was $2.1 million, compared to income tax expense of $0.1 million for the same period in 2008, reflecting effective tax rates of 27.0% and 1.5%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and the change in the effective rate is primarily due to the following:

•

An expense of $2.8 million due to the utilization of net deferred tax assets related to pre-tax income from continuing operations for the three months ended September 30, 2009, compared to an expense of $0.5 million related to amortization of certain indefinite lived intangible assets for the three months ended September 30, 2008.

•

A benefit of $(0.7) million due to a decrease in recorded reserves related to prior years’ uncertain tax positions for the three months ended September 30, 2009, compared to a corresponding benefit of $(0.4) million for the three months ended September 30, 2008.

Income tax benefit for the nine months ended September 30, 2009 was $(1.4) million, compared to income tax expense of $2.4 million for the same period in 2008, reflecting effective tax rates of (32.9)% and 14.3%, respectively. The change in the effective rate is primarily due to the following:

•

A benefit of $(1.1) million due to the establishment of net deferred tax assets related to pre-tax loss from continuing operations for the nine months ended September 30, 2009, compared to an expense of $1.9 million related to amortization of certain indefinite lived intangible assets and state income tax expense for the nine months ended September 30, 2008.

•

A benefit of $(0.4) million due to a decrease in recorded reserves related to prior years’ uncertain tax positions for the nine months ended September 30, 2009, compared to a corresponding expense of $0.4 million for the nine months ended September 30, 2008.

•

An expense of $0.1 million related to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded related to prior years for the nine months ended September 30, 2009, compared to a corresponding expense of $0.1 million for the nine months ended September 30, 2008.

The Company has used its year-to-date effective tax rate to determine the appropriate amount of tax benefit to record for the three months ended September 30, 2009. The Company did not use its estimated annual effective tax rate because it cannot reliably estimate its annual effective tax rate due to a material effect that small changes to income would have on the annual effective tax rate.

During the three and nine months ended September 30, 2009, the Company received net refunds for income taxes of $1.4 million and $19.6 million, respectively. During the three months ended September 30, 2008, the Company received net refunds for income taxes of $5.5 million, and during the nine months ended September 30, 2008, the Company paid income taxes, net of refunds, of $11.4 million.

At September 30, 2009, the Company has included a current tax receivable of $2.7 million in prepaid expenses and other on the condensed consolidated balance sheet. The majority of this balance is comprised of expected federal and state income tax refunds.

The total amount of unrecognized tax benefits as of September 30, 2009 was approximately $87.1 million. Approximately $18.7 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $68.4 million would not. As of September 30, 2009, the Company’s recorded liability for uncertain tax positions was $22.4 million, which includes $3.7 million of interest.

The Company recorded charges for interest related to the unrecognized tax benefits of $0.0 and $0.1 million during the three months ended September 30, 2009 and 2008, respectively. Additionally, during the third quarter of 2009, the Company increased its liability for unrecognized tax benefits by $1.5 million, which if recognized would not have an effect on the effective income tax rate. This increase primarily relates to the uncertainty of realizing the benefit from a change to the utilization of certain prior period tax benefits. The change in tax benefit utilization resulted from the Company’s carryback of its 2008 federal income tax NOL to 2007. The increase in the liability had no impact on earnings because a valuation allowance was previously recorded against the net deferred tax asset.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by multiple tax authorities. The Company is currently under audit by the Internal Revenue Service for its 2005 and 2006 federal consolidated income tax filings and other material state taxing jurisdictions for income tax filings for the years 2005 through 2007. The Company reported NOL carryforwards from tax years back to 1992 on federal and state tax returns currently under, or open to, examination. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and involves a series of complex judgments about future events.

Due to the uncertainty regarding the timing of the resolution of federal and certain state income tax examinations of open statutory periods, the Company has concluded it is not reasonably possible that there will be significant changes to the unrecognized tax benefit within 12 months of September 30, 2009. However, the statute of limitations in certain other state and local jurisdictions is expected to expire within the next 12 months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.3 million.

Note 10. Stockholder’s Equity

Stock Repurchase Plan

The Company’s Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock through December 31, 2010. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company has used cash on hand to fund repurchases of its common stock and expects to use cash on hand to fund any additional stock repurchases under the Repurchase Program. As of December 31, 2008, the Company had not repurchased any shares under the Repurchase Program. During the nine months ended September 30, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. The reacquired shares have been designated as treasury shares. As of September 30, 2009, the Company had $4.6 million available for further share repurchases. The Company may make additional stock repurchases in 2009 and 2010 pursuant to the Repurchase Program.

Note 11. Stock-Based Compensation

Stock Options

During the second quarter of 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of options to purchase 0.8 million shares of common stock, at an exercise price of $6.42 per share, granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Option Plan”), to certain of its employees and directors that vest with respect to one-third of the shares underlying such options on each of December 31, 2008, 2009 and 2010. During 2009, awards of options to purchase less than 0.1 million shares of common stock at a weighted-average exercise price of $2.11 were granted under the Stock Option Plan, to certain of its employees that vest with respect to one-third of the shares underlying such options on each anniversary date during 2010, 2011 and 2012. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2009 was $1.22. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions:

2009
Volatility	109.60%
Dividend yield	12.71%
Expected term (in years)	5
Risk-free rate	2.98%

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

Service Plan

During 2008 and 2009, the Compensation Committee approved awards that totaled approximately 0.4 million shares of service-based restricted stock granted under the Stock Option Plan to the Company’s Chief Executive Officer (“CEO”). The restricted stock includes tandem dividend rights and will vest at 100% as long as the CEO remains employed with the Company through specified vesting dates in 2009, 2010 and 2012. During the nine months ended September 30, 2009, approximately 0.1 million shares vested and were distributed.

A summary of the Company’s restricted stock award activity during the nine months ended September 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of period	415,634	$5.49
Granted	433,326	1.80
Vested and distributed	(197,194)	5.49
Vested and surrendered (1)	(84,135)	5.48
Forfeited	(53,863)	5.02

Outstanding at end of period	513,768	$2.45

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All stock-based compensation is expensed over the vesting period, and the expense for all awards amounted to $0.3 million and $1.2 million for the three and nine months ended September 30, 2009, respectively, and $1.1 million and $1.4 million for the three and nine months ended September 30, 2008, respectively. Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

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

During 2008, the Company’s management implemented a plan to streamline its expense structure through the elimination of certain jobs, consolidation of office space and the vacating of certain leased properties and termination of certain other contracts. Charges for costs associated with the termination of certain contracts were paid in 2008. Charges under the plan also included employee-related termination costs expected to be paid through 2009 and the Company’s obligations for certain leased properties, which continue through 2015 and which have been reduced for anticipated sublease income. The total expected cost of the plan is approximately $8.7 million, and through September 30, 2009, $8.1 million has been recorded. This plan resulted in a charge of approximately $0.6 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $2.7 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

In the last two cases, the timing and amount of the Company’s future cash obligations, most of which continue through 2011, are not impacted. The 2009 plan also includes further real estate consolidation, resulting in vacating certain leased office space, and the elimination of certain positions. The obligations associated with the termination of RDAs and employee-related termination costs are expected to be paid through 2009, while the obligations for the leased properties continue through 2015. This plan resulted in a charge of approximately $(1.3) million and $22.1 million for the three and nine months ended September 30, 2009, respectively. The total cost of the 2009 plan was originally expected to be between $24.0 million and $27.0 million. As a result of the Company’s ongoing efforts to reduce the costs associated with RDAs, it reached an agreement to modify the terms of previously restructured RDAs with certain retailers that resulted in a reduction of restructuring expense of $4.7 million during the three months ended September 30, 2009. Consequently, the total expected cost of the 2009 plan is now expected to approximately be $22.0 million to $23.0 million. Details of all restructuring plans that have been implemented and the related payments during the nine months ended September 30, 2009 and 2008 are presented in the following tables:

	Liability as of January 1, 2009	Net Provision for the Nine Months Ended September 30, 2009	Payments During the Nine Months Ended September 30, 2009 (1)	Liability as of September 30, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$282	$(725)	$47
Termination or modification of existing RDA contracts	—	20,752	(10,084)	10,668
Termination of leases related to office closures and other	21,163	4,609	(4,202)	21,570

Total	$21,653	$25,643	$(15,011)	$32,285

	Liability as of January 1, 2008	Net Provision for the Nine Months Ended September 30, 2008	Payments During the Nine Months Ended September 30, 2008	Liability as of September 30, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905	$1,184	$(5,435)	$654
Termination of leases related to office closures and other	20,441	714	(530)	20,625

Total	$25,346	$1,898	$(5,965)	$21,279

(1)	Termination or modification of existing RDA contracts includes the write-off of $5.7 million of prepaid assets, most of which were paid during 2009 prior to the implementation of the 2009 plan.

In addition to the plans implemented in 2009, 2008 and 2007, the amounts in termination of leases related to office closures and other include the Company’s remaining liability, pertaining to various restructuring plans initiated in 2006 and prior, associated with real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. The liability related to those plans is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments and changes in the amounts and timing of estimated cash flows, primarily anticipated sublease income. As a result of lower future anticipated sublease income on seven leased properties, the Company expensed $0.6 million and $0.8 million during the three and nine months ended September 30, 2009, respectively.

Liabilities of $13.7 million and $3.5 million, representing the current portion of the provision for restructuring costs, are included in accrued expenses and other on the condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008, respectively. Liabilities of $18.6 million and $18.2 million, representing the non-current portion of the provision for restructuring costs, are included in other non-current liabilities on the condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008, respectively.

Interest expense related to the restructured liabilities was $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively. The Company includes imputed interest associated with restructuring liabilities in interest expense in the condensed consolidated statement of operations.

The following table details the restructuring liability by plan:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
2009 plan	$11,599	$—
2008 plan	3,348	3,762
2006 plan and prior plans	17,338	17,891

	$32,285	$21,653

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three and nine months ended September 30, 2009 and 2008 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Income (loss) from continuing operations	$5,696	$8,648	$(2,933)	$14,336
Discontinued operations, net of tax	(1,957)	3,312	(4,730)	13,151

Net income (loss)	$3,739	$11,960	$(7,663)	$27,487
Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,146,959	44,175,009	44,117,064	44,173,820
Dilutive effect of:
Restricted stock	20,716	13,553	—	15,937
Warrants	—	—	—	4,113

Weighted-average shares used in diluted computation	44,167,675	44,188,562	44,117,064	44,193,870
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.13	$0.20	$(0.07)	$0.32
Discontinued operations	(0.05)	0.07	(0.10)	0.30

Net income (loss)	$0.08	$0.27	$(0.17)	$0.62

As of September 30, 2009, the securities that could potentially dilute basic income per share in the future consist of approximately 1.6 million warrants, 2.7 million stock options and 0.5 million shares of restricted stock. As of September 30, 2008, securities that could potentially dilute basic income per share were approximately 1.6 million warrants, 3.9 million stock options and 0.4 million shares of restricted stock.

For the three months ended September 30, 2009, potentially dilutive securities, including 2.7 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share. These potentially dilutive securities were excluded because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive. An additional 0.5 million shares of restricted stock were excluded from diluted income per share for the three months ended September 30, 2009 because the performance criteria had not been met as of September 30, 2009 or the calculation under the treasury stock method resulted in no additional diluted shares.

For the three months ended September 30, 2008, potentially dilutive securities, including 3.9 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share. These potentially dilutive securities were excluded because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive. An additional 0.4 million shares of restricted stock were excluded from diluted income per share for the three months ended September 30, 2008 because the performance criteria had not been met as of September 30, 2008 or the calculation under the treasury stock method resulted in no additional diluted shares.

For the nine months ended September 30, 2009, potentially dilutive securities, including 2.7 million stock options, 0.6 million shares of restricted stock and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because the effect of their inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

For the nine months ended September 30, 2008, potentially dilutive securities, including 3.6 million stock options and 1.6 million warrants to purchase common stock, were not included in the computation of diluted income per common share because their strike price was greater than the average market price of the Company’s common stock during the period, and their inclusion would be anti-dilutive. An additional 0.4 million shares of restricted stock were excluded from diluted income per share for the nine months ended September 30, 2008 because the performance criteria had not been met as of September 30, 2008 or the calculation under the treasury stock method resulted in no additional diluted shares.

Note 14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended September 30, 2009

Net unrealized gains on cash flow hedges	$406	$1,118	$1,524

Other comprehensive income, net of tax	$406	$1,118	$1,524

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended September 30, 2008

Net unrealized gains on cash flow hedges	$933	$—	$933

Other comprehensive income, net of tax	$933	$—	$933

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Nine Months Ended September 30, 2009

Net unrealized gains on cash flow hedges	$2,552	$302	$2,854

Other comprehensive income, net of tax	$2,552	$302	$2,854

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Nine Months Ended September 30, 2008

Net unrealized gains on cash flow hedges	$261	$—	$261

Other comprehensive income, net of tax	$261	$—	$261

Subsequent to the partial release of the valuation allowance against the Company’s net deferred tax asset at December 31, 2008, it became appropriate to include the deferred tax consequences of changes in unrealized gains and losses on the cash flow hedges in OCI. Prior to the partial release of the valuation allowance against the Company’s net deferred tax asset at December 31, 2008, the net tax impact was $0.0 million because the tax benefit was offset by an adjustment to the deferred tax asset valuation allowance.

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ending September 30, 2009, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the three and nine months ending September 30, 2009 and 2008, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending September 30, 2010, the Company estimates that $2.8 million will be reclassified from AOCI into earnings as an increase to interest expense.

As of September 30, 2009 and December 31, 2008, the Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Notional Amount at
Interest Rate Derivatives	September 30, 2009		December 31, 2008
Interest rate swaps	$175,000	(1)	$225,000
Interest rate swaps (forward starting December 31, 2009)	$100,000		$—

(1)	Two of the interest rate swaps with an aggregate notional amount of $75.0 million mature on December 31, 2009; one interest rate swap with a notional amount of $50.0 million matures on December 31, 2010; and one interest rate swap with a notional amount of $50.0 million matures on September 30, 2011.

Tabular Disclosure of Fair Values of Derivative Financial Instruments on the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of September 30, 2009 (dollars in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments designated in hedging relationships

Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$595

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	1,687

Total derivative financial instruments designated in hedging relationships		$—		$2,282

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

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations for the three months ended September 30, 2009 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$1,524	Interest expense	$1,523	Interest expense	$(22)

The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations for the nine months ended September 30, 2009 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$2,854	Interest expense	$4,320	Interest expense	$(70)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative financial instrument counterparties that contain a provision by which the Company could be declared in default on its derivative financial instrument obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2009, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million. As of September 30, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $2.3 million.

Note 16. Commitments and Contingencies

Litigation-Related Matters

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

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. There were no additional payments made during the nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, the Company recorded an increase in reserves for litigation-related losses of $1.5 million, which is included in discontinued operations. As of September 30, 2009 and December 31, 2008, the Company had established reserves for litigation-related losses of $4.5 million and $8.0 million, respectively.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co. L.P., and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (“SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleges that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. Briefing in connection with the SLC’s motion to dismiss the SAC is scheduled to be completed in December 2009.

Workplace Learning

In 2005, the Company sold substantially all of the assets of its Workplace Learning segment for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. As of December 31, 2007, the satellite time lease had expired. The Company received a third-party guaranty of up to $10.0 million against those lease obligations to reimburse the Company for lease payments made (the “Guaranty”). During 2006, the Company made payments on behalf of Workplace Learning pursuant to its secondary liability and recorded a liability for the fair value of the lease payments, net of anticipated sublease income, related to its secondary liability on the lease payments. Furthermore, the Company determined that it was not probable that the third party would remit payment, as required under the Guaranty, and fully reserved the $10.0 million receivable from the third-party guarantor and commenced a lawsuit to collect on the Guaranty.

On October 19, 2008, the assignee of the building lease and a related entity filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas. Thereafter, the assignee stopped making payments under the building lease. On October 14, 2008, the Company’s motion for summary judgment against the third-party guarantor was granted unopposed. Thereafter, the Company obtained a judgment against the third-party guarantor and had been taking steps to enforce that judgment when, on April 21, 2009, the third-party guarantor filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The third-party guarantor has reported substantial liabilities and minimal unsecured assets in its bankruptcy filings. If those filings are accurate, then the Company may recover little or no money from the third-party guarantor on the Company’s judgment.

During the fourth quarter of 2009, the Company reassumed the building lease on behalf of Workplace Learning and entered into a sublease with the current tenant for a period of 51 months, with an early termination option, which would reduce the term of the sublease to 17 months. The sublease provides for a monthly rent payment and a set reimbursement percentage for operating expenses. The Company is currently undertaking efforts to sublease additional vacant space in the building to further offset its obligations under the building lease. This transaction did not have a material impact on the Company’s recorded liability.

As of September 30, 2009, the Company has recorded a total liability of $9.2 million, for the fair value of the future lease payments, net of estimated sublease income, on the condensed consolidated balance sheet. Approximately $2.0 million of this liability is included within accrued expenses and other, and the remaining $7.2 million is included within other non-current liabilities on the condensed consolidated balance sheet.

Further changes in the Company’s recorded liability and discontinued operations could result if it becomes necessary to change the Company’s assumptions about future sublease income. Historically, each month, the Company’s liability has been reduced either by fulfilling its liability as lessee under the building lease or due to a sub-lessee’s or successor-in-interest’s performance under the terms of the sublease, which results in income for the Company. During the three months ended September 30, 2009 and 2008, the Company recorded $0.0 million and $0.7 million in income, respectively, which is included in discontinued operations. During the nine months ended September 30, 2009 and 2008, the Company recorded $0.3 million and $2.6 million in income, respectively, which is included in discontinued operations.

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

In August 2007, the Court denied the Company’s motion as to the contract claim, finding disputed issues of fact about the amounts, if any, owed to the guides. The Court granted the Company’s motion as to certain procedural issues. The Court also granted summary judgment to the plaintiffs on one issue, holding that all page-views must be counted equally for purposes of calculating any individual guide’s relative share of the guide revenue pool. In January 2008, plaintiffs moved for class certification with respect to the breach of contract claim. The Court granted that motion in April 2009, but it also indicated a willingness to reconsider its earlier grant of partial summary judgment on the page-view issue. In July 2009, plaintiffs moved for partial summary judgment with respect to the amount of damages allegedly owed under the contracts with respect to calendar year 2000. The Company has opposed the motion, which is now pending.

Indemnifications and Other Contingencies

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

The Company also has other contingent tax-related liabilities arising from positions taken with the filing of certain sales and use and property tax returns. The Company has recorded reserves, included in accrued expenses and other on the condensed consolidated balance sheet, of $11.3 million and $12.7 million at September 30, 2009 and December 31, 2008, respectively, for all of its tax-related contingencies. During the three and nine months ended September 30, 2009, the Company recorded reductions in its estimated liability for tax-related contingencies attributable to continuing operations of $0.5 million and less than $0.1 million, respectively, and during the three and nine months ended September 30, 2008, the Company recorded a charge for its estimated liability for tax-related contingencies attributable to continuing operations of $0.1 million and $0.2 million, respectively, which is included in other expense (income), net on the condensed consolidated statement of operations.

During the three and nine months ended September 30, 2009, the Company recorded reductions in its estimated liability for tax-related contingencies attributable to discontinued operations of less than $0.1 million and $0.7 million, respectively, and during the three and nine months ended September 30, 2008, the Company recorded a charge for its estimated liability for tax-related contingencies attributable to discontinued operations of $0.3 million and $0.6 million, respectively, which is included in discontinued operations on the condensed consolidated statement of operations. During the nine months ended September 30, 2009 and 2008, the Company paid $0.7 million and $0.2 million, respectively, in settlement of certain of its liabilities. The Company anticipates that certain tax-related contingent liability obligations will be reduced in the fourth quarter of 2009, while others may ultimately lapse due to the passage of time, and will result in the reduction of a significant portion of the recorded liability, which will be recorded as a benefit to earnings in discontinued operations.

PRIMEDIA Enthusiast Media

In August 2007, the Company sold its PEM segment. In connection with the sale, the Company entered into a sublease agreement with the buyer for office space where PEM was headquartered. On April 27, 2009, the buyer filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the bankruptcy proceedings, the sublease was rejected, a new sublease was entered into with the buyer at a reduced rate, and the buyer put certain of the space back to the Company. As a result, during the second quarter of 2009, the Company recorded a charge of $2.7 million, which is included in discontinued operations, to adjust its remaining liability under its lease for all of the office space, to record brokerage fees related to the new sublease and to write off certain amounts receivable from the buyer.

Note 17. Subsequent Event

Cash Dividend Declared

On November 3, 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s its common stock, payable on or about December 2, 2009, to stockholders of record on November 16, 2009.

Also on November 3, 2009, the Company’s Board of Directors extended the Company’s authorization to repurchase shares of its common stock under the Repurchase Program from December 31, 2009 to December 31, 2010.

The Company has evaluated subsequent events through November 9, 2009, the date its condensed consolidated financial statements were issued via their inclusion in the Company’s periodic report on Form 10-Q for the Quarter Ended September 30, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Form 10-Q, which we refer to as this “Report” the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, related adverse trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic and cost-cutting initiatives; the demand by customers for our premium products and services; expenses of or adverse results from litigation; increases in fuel and paper costs; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and results of operations during the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

Our Business

We generate quality leads for our advertiser clients through publishing and distributing print and online guides, primarily for the apartment and other residential rental property sectors of the residential real estate industry. Our print and online guides are provided free of charge to end users. We distribute our print guides through our proprietary distribution network, DistribuTech. Our principal digital assets are the websites associated with our print publications and Internet-only offerings, including ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuide.com.

Fiscal 2009 Third Quarter Results

We had total revenue of $63.0 million, representing a $13.4 million year-over-year decrease, primarily due to a $5.2 million decrease in New Homes advertising revenue and a $6.2 million decrease in distribution revenue. We had income from continuing operations of $5.7 million, or $0.13 per diluted common share, for the quarter ended September 30, 2009, compared to income from continuing operations of $8.6 million, or $0.20 per diluted common share, for the quarter ended September 30, 3008. The change was primarily due to lower revenue of $13.4 million, a $1.5 million other-than-temporary impairment charge on a cost-method investment, and an increase in provision for income taxes of $2.0 million, partially offset by a $13.9 million net reduction in other costs and expenses. Net income decreased by $8.2 million to $3.7 million, or $0.08 per diluted common share, due to the factors above as well as a $5.3 million decrease from discontinued operations, net of tax, primarily related to a tax benefit from our ability to carry back and utilize net operating losses (“NOLs”) during the third quarter of 2008.

2009 Business Trends and Outlook

During the remainder of 2009, we intend to continue to grow our customer count in our largest division, Apartments, as we enhance our product portfolio. We will continue to increase our investment in search engine optimization and marketing over the prior year. We currently anticipate that Apartments division revenue for full year 2009 is likely to be down 2% to 3% year over year.

We anticipate continued pressure on our New Homes and DistribuTech businesses during the remainder of 2009, with full year levels of percentage decline in revenue for these businesses to be approximately 53% to 54% and 37% to 38%, respectively, compared to 2008. We remain focused on reducing costs for these businesses and managing our client relationships to best position us for opportunities as macroeconomic conditions improve. Since June 30, 2008, we have suspended 11 New Home Guide print publications and currently publish New Home Guides in 21 markets. We may suspend publication of additional, less effective print publications as we manage the cost structure of this business to offset revenue losses and increase our focus on Internet offerings.

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

We now expect to reduce our 2009 annual operating expense base, which is comprised of cost of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses, by at least $25.0 million compared to our 2008 operating expense base. Management’s discussion and analysis of our Costs and Expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, below, includes more detail on numerous reductions in various cost and expense components.

Transition Plan

We completed the relocation of our corporate headquarters from New York to Norcross, Georgia during the second quarter of 2008. We continued to utilize certain of our New York based functions through the first half of 2008 and incurred their associated costs.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated Results

Revenue, Net

	Three Months Ended September 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2009	2008
	(Dollars in thousands)
Apartments	$51,674	$53,621	$(1,947)	(3.6)%
New Homes	4,100	9,311	(5,211)	(56.0)

Total advertising revenue	55,774	62,932	(7,158)	(11.4)
Distribution	7,240	13,482	(6,242)	(46.3)

Total revenue, net	$63,014	$76,414	$(13,400)	(17.5)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93% of advertising revenue during the three months ended September 30, 2009, experienced a decrease in revenue of 3.6% compared to the same period in 2008, primarily due to a 7.0% decrease in revenue per community served, which was partially offset by a 4.3% increase in apartment communities served.

During the three months ended September 30, 2009, the number of communities served by Apartment Guide increased as a result of expanding our product offerings to appeal to new categories of advertisers that have not historically been part of our customer base. However, lower occupancy rates and effective rent levels have led apartment owners to reduce spending on our premium print products.

Generally, premium print advertising spending by property management company advertisers is driven by local market factors outside our control, including occupancy rates and effective rent levels. For example, as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels, which are essentially average rent amounts after giving effect to free months of rent and other incentives.

During the third quarter of 2009, occupancy rates in Apartment Guide markets ranged from 86% to 96%, with an average of 92.1%, compared to 93.6% in 2008, with the majority of markets experiencing occupancy levels between 88% and 95%. In our print markets, effective rents were down 5.5% for the third quarter of 2009 compared to the same period in 2008.

Rentals.com revenue declined by 5.2% during the third quarter of 2009 compared to the same period in 2008. The decline in Rentals.com revenue was primarily due to a decrease in new paid listings through the self-provisioning feature of its websites, partially offset by an increase in the number of listings generated from property managers.

New Homes

The New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com business, representing approximately 7% of advertising revenue during the three months ended September 30, 2009, decreased 56.0% compared to the same period in 2008. The decrease in revenue was primarily due to a 42.2% decrease in new home communities served and a 24.0% decrease in revenue per community served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the third quarter of 2009. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we suspended 11 print publications that were considered less effective, and, as of September 30, 2009, we published New Home Guides in 21 markets. We may suspend additional New Home Guide print publications. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 46.3% during the three months ended September 30, 2009 compared to the same period in 2008. We realized a 28.8% decrease in the number of pockets sold in our display racks and a 24.6% decrease in the average revenue per pocket due to softness in demand as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements contained elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended September 30,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2009	2008
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$5,645	$7,994	$(2,349)	(29.4)%
Marketing and selling	18,832	17,926	906	5.1
Distribution and circulation	12,971	21,491	(8,520)	(39.6)
General and administrative expenses	8,873	10,964	(2,091)	(19.1)
Depreciation and amortization of property and equipment	3,130	3,774	(644)	(17.1)
Amortization of intangible assets	617	636	(19)	(3.0)
Provision for restructuring costs	(156)	202	(358)	(177.2)
Interest expense	3,897	4,741	(844)	(17.8)
Amortization of deferred financing costs	233	224	9	4.0
Other expense (income), net	1,173	(314)	1,487	473.6

Total cost and expenses	$55,215	$67,638	$(12,423)	(18.4)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size and weight, as well as distribution optimization.

The increase in marketing and selling was primarily due to increased spending related to search engine marketing.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our retail display allowances (“RDAs”) since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of a restructuring charge we incurred in the first nine months of 2009 related to actions we took to reduce our ongoing distribution costs.

General and administrative expenses declined, primarily due to a $0.3 million reduction in costs associated with the hiring of a new Chief Executive Officer (“CEO”) in 2008; a decrease of $0.6 million in stock-based compensation; $0.7 million resulting from position eliminations, insurance premium reductions and lower facilities costs attributable to our cost-cutting initiatives; and $0.7 million resulting from reductions in franchise tax and sales and use tax. These decreases were partially offset by additional legal expenses of $0.2 million.

Depreciation and amortization of property and equipment decreased primarily as a result of certain internal-use software becoming fully depreciated during the past twelve months, partially offset by new internal-use software being placed in service during that same period.

As a result of our ongoing efforts to reduce the costs associated with RDAs, we reached an agreement to modify the terms of previously restructured RDAs with certain retailers that resulted in a reduction of restructuring expense of $4.7 million. This decrease was partially offset by other RDA-related expenses related to our 2009 restructuring plan of $3.4 million. The RDA-related charges included the costs associated with discontinuing service to and vacating some locations covered and determining to forego distribution rights in certain locations that are not currently being serviced. In addition, there was an increase of $1.5 million in expense related to revised estimates of our liability for previously restructured properties, partially offset by lower severance of $0.5 million.

The change in interest expense is primarily related to principal reductions in long-term debt and overall lower interest rates, slightly offset by additional interest on restructuring liabilities.

The change in other expense (income), net is due to an other-than-temporary impairment charge of $1.5 million in 2009 related to a cost-method investment.

Income Taxes

Our effective tax rate on income from continuing operations for the three months ended September 30, 2009 was 27.0%, compared to 1.5% for the three months ended September 30, 2008.

We have used our year-to-date effective tax rate to determine the appropriate amount of tax benefit to record for the three months ended September 30, 2009. We did not use our estimated annual effective tax rate because we cannot reliably estimate our annual effective tax rate due to the effect that small changes to income would have on the annual effective tax rate.

The total tax expense from continuing operations for the three months ended September 30, 2009 was $2.1 million, which was comprised of approximately $2.8 million federal and state tax income tax reduction of previously recorded tax benefit on pre-tax income from continuing operations and $(0.7) million related to reserves for prior years’ uncertain tax positions.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the consolidated statement of operations for all periods presented.

The components of discontinued operations for the three months ended September 30, 2009 and 2008 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Total revenue, net	$—	$—

Provision for litigation reserves and settlements	$(1,500)	$—
Professional fees	(387)	(639)
Adjustments to accrued operating lease liabilities	(193)	106
Insurance-related expenses	28	(21)
Write-off of receivables and other assets	—	(772)
Other	(225)	(327)

Loss before benefit for income taxes and gain on sale of businesses	(2,277)	(1,653)
Gain on sale of businesses before income taxes	—	588
Benefit for income taxes	320	4,377

Discontinued operations, net of tax (including gain on sale of businesses)	$(1,957)	$3,312

The components of the benefit for income taxes included in discontinued operations for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Provision for tax benefit on pre-tax losses	$134	$2,980
Change in liability for uncertain tax positions	120	(3,826)
Changes in estimates included in prior year tax provision	66	5,223

Total benefit for income taxes	$320	$4,377

During the three months ended September 30, 2008, the final adjustment to the net proceeds from the sale of PEM was recorded and resulted in an additional gain on sale of business of $0.6 million, net of tax benefits.

As is more fully discussed in Note 16 to our condensed consolidated financial statements, in 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. During the fourth quarter of 2009, we reassumed the building lease on behalf of Workplace Learning and entered into a sublease with the current tenant for a period of 51 months, with an early termination option, which would reduce the term of the sublease to 17 months. The sublease provides for a monthly rent payment and a set reimbursement percentage for operating expenses. We are currently undertaking efforts to sublease additional vacant space in the building to further offset our obligations under the lease. This transaction did not have a material impact on our recorded liability. Historically, each month, our liability has been reduced either by fulfilling our liability as lessee under the building lease or due to a sub-lessee’s or successor-in-interest’s performance under the terms of the sublease, which results in income for us. During the three months ended September 30, 2009 and 2008, as a result of the assignee’s or the successor in interest’s performance, we recorded $0.0 million and $0.7 million in income, respectively, which is included in discontinued operations.

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

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated Results

Revenue, Net

	Nine Months Ended September 30,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2009	2008
	(Dollars in thousands)
Apartments	$155,609	$157,986	$(2,377)	(1.5)%
New Homes	14,764	31,495	(16,731)	(53.1)

Total advertising revenue	170,373	189,481	(19,108)	(10.1)
Distribution	26,305	41,215	(14,910)	(36.2)

Total revenue, net	$196,678	$230,696	$(34,018)	(14.7)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 91% of advertising revenue during the nine months ended September 30, 2009, experienced a decrease in revenue of 1.5% compared to the same period in 2008, primarily due to a 4.6% decrease in revenue per community served, which was partially offset by a 3.8% increase in apartment communities served.

During the nine months ended September 30, 2009, the number of communities served by Apartment Guide increased as a result of expanding our product offerings to appeal to new categories of advertisers that have not historically been part of our customer base. However, lower occupancy rates and effective rent levels have led apartment owners to reduce spending on our premium print products.

Generally, premium print advertising spending by property management company advertisers is driven by local market factors outside our control, including occupancy rates and effective rent levels. For example, as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels, which are essentially average rent amounts after giving effect to free months of rent and other incentives.

During the first nine months of 2009, occupancy rates in Apartment Guide markets ranged from 83% to 99%, with an average of 92.0%, compared to 93.1% during the first nine months of 2008, and with the majority of markets experiencing occupancy levels between 88% and 95%. In our print markets, effective rents were down 4.3% for the first nine months of 2009 compared to the same period in 2008.

Rentals.com revenue grew by 0.7% during the first nine months of 2009 compared to the same period in 2008. The growth in Rentals.com revenue was primarily due to an increase in the number of listings generated from property managers, significantly offset by a decrease in new paid listings through the self-provisioning feature of its websites.

New Homes

The New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com business, representing approximately 9% of advertising revenue during the nine months ended September 30, 2009, decreased 53.1% compared to the same period in 2008. The decrease in revenue was primarily due to a 41.6% decrease in new home communities served and a 20.1% decrease in revenue per community served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the first nine months of 2009. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we suspended 11 print publications that were considered less effective, and, as of September 30, 2009, we published New Home Guides in 21 markets. We may suspend additional New Home Guide print publications. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 36.2% during the nine months ended September 30, 2009 compared to the same period in 2008. We realized a 20.5% decrease in the number of pockets sold in our display racks and a 19.7% decrease in the average revenue per pocket due to softness in demand as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements contained elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Nine Months Ended September 30,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2009	2008
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$18,128	$25,005	$(6,877)	(27.5)%
Marketing and selling	59,344	57,543	1,801	3.1
Distribution and circulation	48,031	64,106	(16,075)	(25.1)
General and administrative expenses	30,306	38,526	(8,220)	(21.3)
Depreciation and amortization of property and equipment	9,998	10,389	(391)	(3.8)
Amortization of intangible assets	1,853	2,043	(190)	(9.3)
Provision for restructuring costs	25,643	1,898	23,745	1,251.1
Interest expense	12,353	14,599	(2,246)	(15.4)
Amortization of deferred financing costs	682	697	(15)	(2.2)
Other income, net	(5,289)	(843)	(4,446)	(527.4)

Total cost and expenses	$201,049	$213,963	$(12,914)	(6.0)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size and weight, as well as distribution optimization.

The increase in marketing and selling was primarily due to increased spending related to search engine marketing.

Our distribution and circulation costs decreased as a result of ongoing actions with respect to certain of our RDAs since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of a restructuring charge we incurred in the first nine months of 2009 related to actions we took to reduce our ongoing distribution costs.

General and administrative expenses declined, primarily due to decreases in corporate overhead of $1.3 million, resulting from the relocation of our headquarters from New York to Norcross; a $2.1 million reduction in costs associated with the hiring of a new CEO in 2008; a decrease of $0.1 million in stock-based compensation; $5.4 million resulting from position eliminations, insurance premium reductions and lower facilities costs attributable to our cost-cutting initiatives; and $0.3 million resulting from reductions in franchise tax and sales and use tax. These decreases were partially offset by an increase of $0.8 million in bad debt expense and an increase of $0.2 million in professional fees and legal expenses.

Depreciation and amortization of property and equipment decreased primarily as a result of certain internal-use software becoming fully depreciated during the past twelve months, partially offset by new internal-use software being placed in service during that same period.

The provision for restructuring costs increased due to an additional $20.8 million in RDA-related expenses for certain of our RDAs that were underperforming. The charge included costs associated with the termination or modification of the agreements; discontinuing service to and vacating some locations covered; and determining to forego distribution rights in certain locations that are not currently being serviced. There was also an increase of $3.9 million in charges related to vacated office space, from an additional 11 properties that were restructured in 2009. This increase in expense was partially offset by lower severance of $0.9 million.

The change in interest expense is primarily related to principal reductions in long-term debt and overall lower interest rates, slightly offset by additional interest on restructuring liabilities.

Other income, net increased due to a gain on the repurchase of debt of $3.6 million and a gain on sale of cost-method investments of $2.3 million, partially offset by an other-than-temporary impairment charge of $1.5 million related to a cost-method investment.

Income Taxes

Our effective tax rate on income from continuing operations for the nine months ended September 30, 2009 was (32.9)%, compared to 14.3% for the nine months ended September 30, 2008.

We have used our year-to-date effective tax rate to determine the appropriate amount of tax benefit to record for the nine months ended September 30, 2009. We did not use our estimated annual effective tax rate because we cannot reliably estimate our annual effective tax rate due to the effect that small changes to income would have on the annual effective tax rate.

The total tax benefit from continuing operations for the nine months ended September 30, 2009 was $(1.4) million, which was comprised of approximately $(1.6) million federal and state tax income tax benefit recorded on pre-tax income from continuing operations, $(0.4) million related to reserves for prior years’ uncertain tax positions, $0.4 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and $0.2 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the consolidated statement of operations for all periods presented.

The components of discontinued operations for the nine months ended September 30, 2009 and 2008 included in the condensed consolidated statement of operations are as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Total revenue, net	$—	$3,353

Loss from operations of Auto Guides division	$—	$(1,668)
Income from operations of PRIMEDIA Healthcare	—	132
Provision for litigation reserves and settlements	(1,500)	—
Professional fees	(1,067)	(1,817)
Adjustments to accrued operating lease liabilities	(2,595)	1,874
Insurance-related expenses	(203)	(885)
Write-off of receivables and other assets	(259)	(1,150)
Other	334	(999)

Loss before benefit for income taxes and gain on sale of businesses	(5,290)	(4,513)
Gain on sale of businesses before income taxes	—	825
Benefit for income taxes	560	16,839

Discontinued operations, net of tax (including gain on sale of businesses)	$(4,730)	$13,151

The components of the benefit for income taxes included in discontinued operations for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Provision for tax benefit on pre-tax losses	$271	$13,614
Provision for tax benefit on gain on sale of businesses	—	1,227
Change in liability for uncertain tax positions	(13)	(3,068)
Changes in estimates included in prior year tax provision	302	5,066

Total benefit for income taxes	$560	$16,839

During the first quarter of 2008, we sold certain assets and liabilities of PRIMEDIA Healthcare, resulting in a gain of $0.1 million, and shut down the remaining operations.

In the fourth quarter of 2007, we classified the results of operations of our Auto Guides division as discontinued operations due to our intent to dispose of the Auto Guides division. During the first nine months of 2008, we sold certain assets and liabilities related to our Auto Guides division, resulting in a gain of $1.3 million, net of tax benefits, and shut down the remaining operations.

As is more fully discussed in Note 16 to our condensed consolidated financial statements, in 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building and satellite time leases. During the fourth quarter of 2009, we reassumed the building lease on behalf of Workplace Learning and entered into a sublease with the current tenant for a period of 51 months, with an early termination option, which would reduce the term of the sublease to 17 months. The sublease provides for a monthly rent payment and a set reimbursement percentage for operating expenses. We are currently undertaking efforts to sublease additional vacant space in the building to further offset our obligations under the lease. This transaction did not have a material impact on our recorded liability. Historically, each month, our liability has been reduced either by fulfilling our liability as lessee under the building lease or due to a sub-lessee’s or successor-in-interest’s performance under the terms of the sublease, which results in income for us. During the nine months ended September 30, 2009 and 2008, as a result of the assignee’s or successor in interest’s performance, we recorded $0.3 million and $2.6 million in income, respectively, which is included in discontinued operations.

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

During the three months ended September 30, 2008, the final adjustment to the net proceeds from the sale of PEM was recorded and resulted in an additional gain on sale of business of $0.6 million, net of tax benefits.

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

Liquidity, Capital and Other Resources

During the first nine months of 2009, we reduced long-term debt by $15.9 million through the repurchase and retirement of $14.0 million in outstanding principal of our Term Loan B Facility for $10.1 million, as well as $1.9 million in scheduled principal repayments. As of September 30, 2009, we had cash and cash equivalents and unused credit facilities of $93.1 million.

In September 2008, we borrowed $13.2 million against our revolving credit facility. We repaid $8.8 million of the amount outstanding in March 2009 and the remaining $4.4 million in June 2009. In early July 2009, we borrowed $5.0 million against our revolving credit facility and repaid the entire amount borrowed in late July 2009. As is more fully explained under Financing Arrangements below, as of September 30, 2009, the remaining availability under our revolving credit facility is approximately $85.2 million, which gives effect to letters of credit outstanding.

We have required debt repayments, including capital leases, of $3.0 million during the next 12 months. We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements, interest and principal payments on our debt, dividend payments, and other anticipated expenditures, including obligations that may arise from our efforts to terminate or modify certain of our RDAs and repayments of principal under our Term Loan B Facility and purchases of our common stock, if any, for the foreseeable future. We have no significant required debt repayments until 2014.

Working Capital

Consolidated working capital, which includes current maturities of long-term debt, was $(14.4) million as of September 30, 2009, compared to $11.5 million as of December 31, 2008. The change was primarily attributable to additional restructuring liabilities related to the restructuring of certain of our RDAs. See Note 12 to the condensed consolidated financial statements for more information.

Cash Flow—Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net cash provided by operating activities was $17.9 million during the nine months ended September 30, 2009, compared to $4.0 million during the nine months ended September 30, 2008. The increase was primarily due to the receipt of net income tax refunds of $19.6 million, partially offset by payments related to the settlement of lawsuits of $5.0 million, restructuring payments, RDA payments as well as lower revenues during the first nine months of 2009. The difference is also attributable to the $11.4 million in payments made for income taxes during the first nine months of 2008.

Cash Flows from Investing Activities

Our cash (used in) provided by investing activities is summarized as follows:

	Nine Months Ended September 30,
	2009	2008	$ Change
Proceeds from sales of available for sale securities	$—	$15,425	$(15,425)
Payments for investments	—	(14)	14
Proceeds from sale of cost-method investments	2,260	—	2,260
Additions to property and equipment	(7,667)	(7,884)	217
Payments related to the sale of businesses	—	(4,355)	4,355
Proceeds from sale of businesses	—	2,369	(2,369)

Net cash (used in) provided by investing activities	$(5,407)	$5,541	$(10,948)

The change in net cash used in investing activities was primarily due to the proceeds from the sale of available for sale securities, partially offset by net payments related to the sale of businesses in the first nine months of 2008, proceeds from the sale of cost-method investments in the first nine months of 2009 and lower capital expenditures during the nine months ended September 30, 2009.

Cash Flows from Financing Activities

Our cash used in financing activities is summarized as follows:

	Nine Months Ended September 30,
	2009	2008	$ Change
	(Dollars in thousands)
Payment of dividends on common stock	$(9,257)	$(9,266)	$9
Net (repayments) borrowings under revolving credit facility	(13,200)	13,200	(26,400)
Payments for deferred and other financing fees	(512)	—	(512)
Payments for repurchase and redemption of debt	(10,080)	(2,679)	(7,401)
Repayments of borrowings under credit agreements	(1,875)	(1,875)	—
Capital lease payments	(477)	(338)	(139)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(173)	43	(216)
Repurchases of common stock	(427)	—	(427)

Net cash used in financing activities	$(36,001)	$(915)	$(35,086)

The increase in net cash used in financing activities was primarily attributable to net repayments under our revolving credit facility of $13.2 million in the first nine months of 2009 compared to net borrowings under our revolving credit facility of $13.2 in the first nine months of 2008. In addition, net cash used in financing activities increased due to a $7.4 million increase in payments for repurchase and redemption of long-term debt, $0.5 million in deferred and other financing fees, and $0.4 million in repurchases of common stock.

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

The following table presents our free cash flow:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$17,893	$4,035
Additions to property and equipment	(7,667)	(7,884)
Capital lease payments	(477)	(338)

Free cash flow	$9,749	$(4,187)

The improvement in free cash flow was primarily due to the settlement of post-Enthusiast Media sale obligations of approximately $14.4 million in the first quarter of 2008. During the nine months ended September 30, 2009, we received net income tax refunds of $19.6 million. This was partially offset by a payment of $5.0 million in legal settlements and overall lower revenue during 2009. We invested $7.7 million in capital expenditures in the first nine months of 2009, compared to $7.9 million in the first nine months of 2008. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $88.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at September 30, 2009 was 2.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $200.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $31.6 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at September 30, 2009 was 2.53%.

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

The bank credit facilities consisted of the following as of September 30, 2009:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$231,625	$319,625
Borrowings outstanding	—	(231,625)	(231,625)
Letters of credit outstanding	(2,826)	—	(2,826)

Unused bank commitments	$85,174	$—	$85,174

The weighted-average of our commitment fees under the bank credit facilities during the three months ended September 30, 2009 was 0.34%.

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

Term Loan B Facility Repurchase. On June 30, 2009, we repurchased and retired $14.0 million in principal of our Term Loan B Facility for $10.1 million. In connection with the repurchase, we also wrote off $0.3 million in deferred financing fees, resulting in a net gain of $3.6 million, which is included in other income, net in the condensed consolidated statement of operations.

Revolving Facility Borrowings. In September 2008, we borrowed $13.2 million against our Revolving Facility. We repaid $8.8 million of the outstanding balance in March 2009 and the remaining $4.4 million in June 2009. In early July 2009, we borrowed $5.0 million against our Revolving Facility and repaid the entire amount borrowed in late July 2009.

Contractual Obligations

Our contractual obligations as of September 30, 2009 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-term debt obligations, including current portion (1)	$231,625	$2,500	$5,000	$224,125	$—
Capital lease obligations, including current portion	701	464	237	—	—
Interest on capital lease obligations	127	109	18	—	—
Operating lease obligations (2)	113,479	19,872	36,791	32,817	23,999
Retail display allowances (3)	31,614	27,393	4,221	—	—
Workplace Learning operating lease obligations (4)	9,233	2,059	3,834	3,340	—

Total	$386,779	$52,397	$50,101	$260,282	$23,999

(1)	Interest related to our long-term debt obligations are variable in nature, and interest payments have been excluded from this table. The interest rate on these obligations resets quarterly and had a weighted-average rate of 2.53% at September 30, 2009. See the discussion above under Bank Credit Facilities. Liabilities for interest rate swaps designated in cash flow hedging relationships against changes in the benchmark interest rate of our long-term debt have also been excluded from this table because the quarterly fixed-rate payments due to the counterparty are settled net of the variable-rate payments due to us by the counterparty.

(2)	Future rental commitments for operating leases have not been reduced by minimum noncancelable sublease income aggregating $51.1 million as of September 30, 2009. Operating lease obligations include restructuring liabilities.

(3)	Retail display allowances include restructuring liabilities.

(4)	Amounts represent the present value of expected future net payments related to Workplace Learning office lease obligations. See Note 16 to the condensed consolidated financial statements for further detail.

The contractual obligations table above does not reflect any of our $87.1 million in unrecognized tax benefits at September 30, 2009, which resulted in a recorded liability of $22.4 million that has been accrued in accordance with GAAP related to accounting for uncertainty in income taxes, because we are unable to determine when, or if, payment of these amounts will be made.

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We have no balance outstanding at September 30, 2009 under our Revolving Facility, and we have other commitments in the form of letters of credit of $2.8 million aggregate face value, which expire on or before September 30, 2010.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of June 2009, our senior debt ratings from Moody’s and Standard and Poor’s were Ba3 and B+, respectively.

We announced on November 5, 2009 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on or about December 2, 2009, to stockholders of record on November 16, 2009. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on factors, including but not limited to, available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest entities or off balance sheet debt other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 3.0 to 1 at September 30, 2009.

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

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $231.6 million as of September 30, 2009. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of September 30, 2009. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$369
+50	185
-50	(185)
-100	(369)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock through December 31, 2010. Under the terms of the Repurchase Program, we may repurchase shares in open market purchases or through privately negotiated transactions. We expect to use cash on hand to fund repurchases of our common stock. As of December 31, 2008, we had not repurchased any shares under the Repurchase Program. During the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase any additional shares of our common stock during the nine months ended September 30, 2009. The reacquired shares have been designated as treasury shares. As of September 30, 2009, we had $4.6 million available under the Repurchase Program for further share repurchases, which we may make.

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

PRIMEDIA Inc.
(Registrant)

Date: November 9, 2009	/s/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)