Form 10-Q
period 2010-03-31
PRIMEDIA INC
filed 2010-05-03
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2010
Common Stock, par value $0.01 per share	44,210,659

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,131	$9,472
Accounts receivable (net of allowance for doubtful accounts of $1,185 and $1,217, respectively)	26,009	24,802
Inventories	513	432
Prepaid expenses and other	18,304	16,583
Deferred tax asset, net	1,889	1,470

Total current assets	53,846	52,759

Property and equipment (net of accumulated depreciation and amortization of $83,063 and $80,932, respectively)	17,531	17,997
Intangible assets, net	19,278	20,667
Goodwill	129,305	129,305
Deferred tax asset - non-current, net	5,998	8,275
Other non-current assets	10,557	10,726

Total assets	$236,515	$239,729

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$7,243	$11,788
Accrued expenses and other	34,158	39,294
Deferred revenue	2,711	2,099
Revolving credit facility	9,000	—
Current maturities of long-term debt and capital lease obligations	2,896	2,922

Total current liabilities	56,008	56,103

Long-term debt	221,630	222,349
Deferred revenue	7,225	7,650
Other non-current liabilities	54,920	55,786

Total liabilities	339,783	341,888

Commitments and contingencies (Note 15)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,857,397 and 45,793,697 shares issued, respectively; 44,210,659 and 44,146,959 shares outstanding, respectively	458	457
Additional paid-in capital (including warrants of $31,690 at March 31, 2010 and December 31, 2009)	2,374,312	2,373,684
Accumulated deficit	(2,399,863)	(2,398,469)
Common stock in treasury, at cost (1,646,738 shares)	(76,304)	(76,304)
Accumulated other comprehensive loss	(1,871)	(1,527)

Total stockholders’ deficiency	(103,268)	(102,159)

Total liabilities and stockholders’ deficiency	$236,515	$239,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$52,760	$58,040
Distribution	6,550	10,418

Total revenue, net	59,310	68,458

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	4,760	6,535
Marketing and selling	18,478	20,313
Distribution and circulation	11,577	19,234
General and administrative expenses	9,428	11,382
Depreciation and amortization of property and equipment	3,110	3,476
Amortization of intangible assets	1,389	619
Provision for restructuring costs	2,961	4,289
Interest expense	2,921	4,248
Amortization of deferred financing costs	227	225
Other income, net	(335)	(2,089)

Total costs and expenses	54,516	68,232

Income from continuing operations before provison for income taxes	4,794	226
Provision for income taxes	(2,305)	(503)

Income (loss) from continuing operations	2,489	(277)

Discontinued operations, net of tax	(792)	665

Net income	$1,697	$388

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.06	$(0.01)
Discontinued operations	(0.02)	0.02

Net income	$0.04	$0.01

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,147,667	44,119,293

Weighted-average diluted shares of common stock outstanding	44,267,467	44,119,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Three Months Ended March 31, 2010

	Common Stock		Additional	Accumulated Deficit	Common	Accumulated Other	Total
	Shares	Par Value	Paid-in Capital		Stock in Treasury	Comprehensive Loss	Stockholders’ Deficiency
	(Dollars in thousands, except per share data)
Balance at December 31, 2009	45,793,697	$457	$2,373,684	$(2,398,469)	$(76,304)	$(1,527)	$(102,159)
Comprehensive income:
Net income	—	—	—	1,697	—	—	1,697
Other comprehensive loss
Unrealized losses on cash flow hedges, net	—	—	—	—	—	(344)	(344)

Total comprehensive income							1,353
Non-cash charges for stock-based compensation	—	—	688	—	—	—	688
Issuances of common stock, net of shares withheld for employee taxes and other	63,700	1	(60)	—	—	—	(59)
Cash dividends declared on common stock ($0.07 per share)	—	—	—	(3,091)	—	—	(3,091)

Balance at March 31, 2010	45,857,397	$458	$2,374,312	$(2,399,863)	$(76,304)	$(1,871)	$(103,268)

Total comprehensive income for the three months ended March 31, 2009 was $1.1 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Operating activities:
Net income	$1,697	$388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,726	4,320
Gain on sale of cost-method investment	—	(1,798)
Stock-based compensation	688	462
Deferred income taxes	2,158	455
Bad debt expense	366	1,784
Loss on disposal of property and equipment	—	12
(Increase) decrease in:
Accounts receivable, net	(1,573)	974
Inventories	(81)	(70)
Prepaid expenses and other	(1,778)	(6,610)
(Decrease) increase in:
Accounts payable	(4,561)	(3,060)
Accrued expenses and other	(4,067)	(351)
Deferred revenue	(425)	(406)
Other non-current liabilities	(1,650)	272

Net cash used in operating activities	(4,500)	(3,628)

Investing activities:
Proceeds from sale of cost-method investment	—	1,798
Additions to property and equipment	(2,945)	(2,037)

Net cash used in investing activities	(2,945)	(239)

Financing activities:
Payment of dividends on common stock	(3,091)	(3,083)
Borrowings (repayments) under revolving credit facility, net	9,000	(8,800)
Repayments of borrowings under credit agreements	(625)	(625)
Capital lease payments	(121)	(191)
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(59)	(60)
Repurchases of common stock	—	(427)

Net cash provided by (used in) financing activities	5,104	(13,186)

Decrease in cash and cash equivalents	(2,341)	(17,053)
Cash and cash equivalents, beginning of period	9,472	31,470

Cash and cash equivalents, end of period	$7,131	$14,417

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$2,284	$4,655

Cash refunded for income taxes, net	$3	$18

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$—	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2010 and December 31, 2009, the results of consolidated operations of the Company for the three months ended March 31, 2010 and 2009, consolidated changes in stockholders’ deficiency of the Company for the three months ended March 31, 2010, and consolidated cash flows of the Company for the three months ended March 31, 2010 and 2009. The adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for a full year.

The Company’s banking arrangements allow it to fund outstanding checks drawn on zero-balance disbursement accounts when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts in the amount of $3.1 million, $3.7 million and $4.4 million are recorded in accounts payable in the condensed consolidated balance sheet as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively, and are reflected as an operating activity in the condensed consolidated statement of cash flows.

Recent Accounting Pronouncements

Enhanced Disclosures of Fair Value Measurements

In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. (“ASU”) 2010-06, which requires new disclosures regarding:

•

Transfers in and out of Levels 1 and 2 of the fair value hierarchy. Separate disclosure is required for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.

•

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number) must be presented.

ASU 2010-6 also provides clarification on existing disclosures about:

•

Level of disaggregation. Fair value measurement disclosures for each class of assets and liabilities are to be provided. A class is often a subset of assets or liabilities within a line item in the condensed consolidated balance sheet.

•

Disclosures about inputs and valuation techniques. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurements that fall in either Level 2 or Level 3 of the fair value hierarchy.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The Company adopted all of the disclosure requirements of ASU 2010-6, except for those about purchases, sales, issuances and settlements, effective January 1, 2010 (see Note 5).

Note 2. Discontinued Operations

The Company has classified the results of divested entities as discontinued operations in accordance with accounting principles generally accepted in the United States.

The components of discontinued operations for the three months ended March 31, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—

Professional fees	$(138)	$(249)
Adjustments to accrued operating lease liabilities	(166)	218
Insurance-related expenses	(145)	(65)
Tax-related contingencies	(24)	586
Other	116	17

(Loss) income from operations before (provision) benefit for income taxes	(357)	507
(Provision) benefit for income taxes	(435)	158

Discontinued operations, net of tax	$(792)	$665

The components of the (provision) benefit for income taxes included in discontinued operations are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Provision for tax expense on pre-tax (loss) income	$(264)	$(177)
Change in liability for uncertain tax positions	(170)	(193)
Changes in estimates included in prior year tax provision	(1)	528

Total (provision) benefit for income taxes	$(435)	$158

Amounts included in income or loss from operations of the disposed businesses before (provision) benefit for income taxes primarily represent the impact of changes in contingent obligations the Company has related to the disposition of the businesses, including changes in sublease income assumptions related to operating leases for office space subleased or assigned to the buyer or another third party; legal and other professional fees incurred in defending the Company against litigation or in attempting to force performance by third parties under leasing arrangements; actual or expected losses from litigation for which the Company is liable; write off of uncollectable rent receivable under operating lease arrangements for real estate; insurance-related costs for events that occurred prior to the disposition; and other similar costs.

Note 3. Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	March 31, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Advertiser lists	12	$93,953	$81,133	$12,820	$93,953	$79,825	$14,128
Other	6	5,742	5,562	180	5,742	5,481	261

		$99,695	$86,695	$13,000	$99,695	$85,306	$14,389

Intangible assets not subject to amortization had a carrying value of $6.3 million as of March 31, 2010 and December 31, 2009 and consisted of trademarks. Amortization expense for intangible assets subject to amortization was $1.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

During the fourth quarter of 2009, factors were identified indicating that the carrying value of certain of the Company’s advertiser lists might not be recoverable. The Company determined that the expected undiscounted cash flows associated with one advertiser list were less than the carrying value and, as a result, recorded an impairment charge of approximately $0.5 million during the year ended December 31, 2009. The Company also determined that the decline in the value of these assets was occurring faster than the expense being recognized using the straight-line method of amortization. To better match the deterioration in the value of the assets, the Company concluded that an accelerated method of amortization over a shorter estimated life would be appropriate and made this change in estimate effective January 1, 2010. This resulted in an increase in amortization expense of $0.8 million for the three months ended March 31, 2010 over what it would have been absent the change in estimate.

Note 4. Cost-Method Investments

During the first quarter of 2009, the Company sold one of its cost-method investments, which had previously been written down to its estimated fair value of $0.0 million, for cash and recorded a corresponding gain of $1.8 million to other income, net in the condensed consolidated statement of operations. During the first quarter of 2010, there were no sales of cost-method investments.

Note 5. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2010:

		Fair Value Measurements Using
Liability Description	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$2,574	$—	$2,574	$—

	$2,574	$—	$2,574	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$1,929	$—	$1,929	$—

	$1,929	$—	$1,929	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Advertiser list(1)	$2,732	$—	$—	$2,732	$502

	$2,732	$—	$—	$2,732	$502

(1)	One of the Company’s advertiser lists was measured at fair value as of December 31, 2009 because the Company identified factors indicating its carrying value might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this asset were less than the carrying value and recorded an impairment charge of approximately $0.5 million to reduce the asset to its fair value. Fair value was determined using the discount rate adjustment technique with a discount rate equal to current rates that would be offered to the Company for debt with a remaining maturity equal to the expected remaining life of the asset. Because it was not necessary to re-measure the advertiser list for fair value during the first quarter of 2010 and since it was recorded at its carrying value, net of accumulated amortization, no disclosure is necessary as of March 31, 2010.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$224,075	$188,223	$224,700	$191,557
Derivative financial instruments	2,574	2,574	1,929	1,929

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

For certain assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s revolving credit facility (the “Revolving Facility”), the carrying amount approximates fair value because of the short maturity of these instruments.

Note 6. Accrued Expenses and Other and Other Non-Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$7,540	$7,319
Reserves for litigation	5,750	5,750
Restructuring liabilities	5,689	12,738
Tax-related liabilities	4,406	4,745
Accrued operating lease liability	2,093	1,772
Divestiture reserves	1,220	1,406
Interest payable	817	181
Derivative financial instrument liabilities	741	880
Accrued professional fees	578	604
Other	5,324	3,899

	$34,158	$39,294

Other non-current liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Tax-related liabilities	$28,706	$28,365
Derivative financial instrument liabilities	1,833	1,049
Restructuring liabilities	16,382	17,619
Other	7,999	8,753

	$54,920	$55,786

Note 7. Borrowings

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Borrowings under bank credit facilities	$224,075	$224,700
Obligation under capital leases	451	571

	224,526	225,271
Less: Current maturities of long-term debt	2,896	2,922

	$221,630	$222,349

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2010:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$224,075	$312,075
Borrowings outstanding	(9,000)	(224,075)	(233,075)
Letters of credit outstanding	(2,826)	—	(2,826)

Unused bank commitments	$76,174	$—	$76,174

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

In connection with the Amendment, the Company incurred approximately $0.5 million in modification fees, which were paid to the creditors and are being expensed over the remaining term of the loan.

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment on the Term Loan B Maturity Date of $213.5 million, which reflects previously completed Term Loan B Facility repurchases.

Revolving Facility

Selected activity under the Company’s Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
March 2009	$—	$8,800
June 2009	—	4,400
July 2009	5,000	—
July 2009	—	5,000
February 2010	9,000	—

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of March 31, 2010, this leverage ratio was approximately 3.0 to 1.

At March 31, 2010, the Company was in compliance with all of its debt covenants.

Note 8. Income Taxes

Income tax expense for the three months ended March 31, 2010 was $2.3 million, compared to income tax expense of $0.5 million for the same period in 2009, reflecting effective tax rates of 48.1% and 222.6%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and the change in the effective rate is primarily due to the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Utilization of net deferred tax assets related to pre-tax income from continuing operations	$2,140	$94
Recorded reserves related to prior years’ uncertain tax positions	85	199
Other miscellaneous adjustments	80	210

Provision for income taxes	$2,305	$503

As of March 31, 2010, the Company maintained a partial valuation allowance against its net deferred tax assets. The Company may release additional valuation allowance in future periods when it can conclude that a greater portion of the net deferred tax assets is more likely than not to be realized. To the extent the Company reports taxable income in future periods, it intends to use its net operating loss carryforwards (“NOLs”), to the extent allowable, to offset that taxable income and reduce cash outflows for income taxes. The Company’s ability to use its federal and state NOLs and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

At March 31, 2010, the Company has included a current tax receivable of $12.3 million in prepaid expenses and other in the condensed consolidated balance sheet. The majority of this balance is comprised of expected federal and state income tax refunds.

The total amount of unrecognized tax benefits as of March 31, 2010 was approximately $82.2 million. Approximately $24.7 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $57.5 million would not. As of March 31, 2010, the Company’s recorded liability for uncertain tax positions was $28.7 million, which includes $4.0 million of interest. The Company recorded charges for interest related to the unrecognized tax benefits of $0.3 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by multiple tax authorities. The Company is currently under audit by the Internal Revenue Service for its 2005 and 2006 federal consolidated income tax filings and other material state taxing jurisdictions for income tax filings for the years 2005 through 2007. The Company has been notified by the Internal Revenue Service of its intent to audit its 2007 and 2008 federal consolidated income tax filings. The Company reported NOLs from tax years back to 1992 on federal and state tax returns currently under, or open to, examination. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and involves a series of complex judgments about future events.

The Company does not presently expect that there will be significant changes to the unrecognized tax benefit within 12 months of March 31, 2010. However, due to the uncertainty regarding the timing and ultimate resolution of federal and certain state income tax examinations of open statutory periods, the Company’s expectations may change. Additionally, the statutes of limitations in certain state and local jurisdictions are expected to lapse within the next 12 months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.2 million.

Note 9. Stockholder’s Equity

Stock Repurchase Plan

The Company’s Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock through December 31, 2010. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company has used cash on hand to fund repurchases of its common stock and expects to use cash on hand to fund any additional stock repurchases under the Repurchase Program. During the three months ended March 31, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. The reacquired shares have been designated as treasury shares. As of March 31, 2010, the Company had $4.6 million available for further share repurchases. The Company may make additional stock repurchases in 2010 pursuant to the Repurchase Program.

Note 10. Stock-Based Compensation

Stock Options

During the second quarter of 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of options to purchase 0.8 million shares of common stock, at an exercise price of $6.42 per share, granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Compensation Plan”), to certain of its employees and directors that vest with respect to one-third of the shares underlying such options on each of December 31, 2008, 2009 and 2010. During the second and third quarters of 2009, awards of options to purchase less than 0.1 million shares of common stock at a weighted-average exercise price of $2.11 were granted under the Stock Compensation Plan, to certain of the Company’s employees that vest with respect to one-third of the shares underlying such options on each anniversary date during 2010, 2011 and 2012. There were no stock options granted during the three months ended March 31, 2010.

Restricted Stock

Performance Share Plan

During 2008, 2009 and 2010, the Compensation Committee approved awards of performance-based restricted stock for 2008, 2009 and 2010, to be granted under the Stock Compensation Plan, to certain employees of the Company. The extent to which an award vests is based on the Company’s level of performance during the year in which the grant is made. Under the terms of each grant, the restricted stock is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, a portion of the restricted stock vests pursuant to a predetermined formula. Restricted stock vests on the date of determination by the Compensation Committee of the extent to which the applicable performance goal is achieved, provided the grantee is employed by the Company at such time. At that time, restrictions on the vested portion of the award lapse, and the corresponding shares are distributed to the grantee. Restricted stock granted in 2008, targeted at 0.2 million shares, vested or was forfeited based on the Company’s level of achievement of performance goals for the year ended December 31, 2008. Vested shares were distributed during the first quarter of 2009.

The performance targets for the 2009 awards were set during the first quarter of 2009, at which time approximately 0.3 million shares were granted. The performance targets for the 2009 awards were not met, and the performance-based restricted shares were deemed forfeited as of December 31, 2009. The performance targets for the 2010 awards were set during the first quarter of 2010, at which time approximately 0.3 million shares were granted. Performance-based restricted stock is expensed based on the likelihood of the Company achieving the performance targets.

Service Plan

During 2009 and 2010, the Compensation Committee approved awards that totaled approximately 0.7 million shares of service-based restricted stock granted under the Stock Compensation Plan to certain employees of the Company. The restricted stock vested or will vest at 100% as long as the employee is employed with the Company through specified vesting dates between 2010 and 2013.

A summary of the Company’s restricted stock award activity, under both performance and service plans, during the three months ended March 31, 2010 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of period	219,855	$3.43
Granted	746,376	3.56
Vested and distributed	(63,700)	3.73
Vested and surrendered (1)	(17,127)	3.75
Forfeited	—	—

Outstanding at end of period	885,404	$3.51

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All restricted stock granted to the Company’s Chief Executive Officer includes tandem dividend rights, and he will receive the dividends if he is employed with the Company on the vesting dates.

All stock-based compensation is expensed over the vesting period, and the expense for all awards amounted to $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

Note 11. Provision for Restructuring Costs

During 2008, the Company’s management implemented a plan to streamline its expense structure through the elimination of certain jobs, consolidation of office space and the vacating of certain leased properties, and termination of certain other contracts. Charges for costs associated with the termination of certain contracts were paid in 2008. Charges under the plan also included employee-related termination costs paid through 2009 and the Company’s obligations for certain leased properties, which continue through 2015 and which have been reduced for anticipated sublease income. The total expected cost of the 2008 plan is expected to be between $8.0 million and $8.1 million, and through March 31, 2010, $8.0 million has been recorded. During the three months ended March 31, 2010, the Company revised its estimates about future cash flows related to certain leased office space, primarily estimates about the timing and amount of sublease income, which resulted in an expense of $(0.1) million for the period. During the three months ended March 31, 2009, the Company incurred a charge of $1.5 million related to this plan. Further changes in the Company’s recorded liability and restructuring charge could result if it becomes necessary to change the Company’s assumptions about future sublease income.

As part of its distribution function, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to the Company’s and third-party free directories, which the Company refers to as retail display allowances, or RDAs. During 2009, the Company’s management implemented a plan to further reduce the Company’s ongoing cost structure. The most significant component of the 2009 plan involves the reduction of ongoing distribution costs arising from RDAs that are underperforming either through:

•	terminating the Company’s distribution rights for some or all locations covered by certain RDAs at a negotiated price;
•	discontinuing service for and vacating some locations covered by certain RDAs; and
•	determining to forego distribution rights for certain locations that are not currently being serviced.

In the last two cases, the timing and amount of the Company’s future cash obligations, most of which continue through 2011, are not impacted. The 2009 plan also includes further real estate consolidation, resulting in vacating certain leased office space, and the elimination of certain positions. The obligations associated with employee-related termination costs were paid through 2009, while the obligations for the termination of RDAs continue through 2011 and the obligations for the leased properties continue through 2015. The total cost of the 2009 plan was originally expected to be between $24.0 million and $27.0 million. During the three months ended March 31, 2010, the Company revised its estimates about future cash flows related to leased office space, primarily estimates about the timing and amount of sublease income, which resulted in a net reduction of expense of $0.2 million for the period. Additionally, as a result of the Company’s ongoing efforts to reduce the costs associated with RDAs, it reached an agreement to modify the terms of previously restructured RDAs with certain retailers that resulted in a reduction of restructuring expense of $4.7 million during 2009 and an additional $0.6 million during 2010. Consequently, the total cost of the 2009 plan is now expected to be between $21.0 million and $21.5 million, and through March 31, 2010, $21.2 million has been recorded. The 2009 plan resulted in a charge of approximately $(0.7) million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. The 2009 plan is substantially complete; however, further changes in the Company’s recorded liability and restructuring charge could result if it becomes necessary to change the Company’s assumptions about future sublease income or if the Company is able to modify the terms of previously restructured RDA contracts.

During 2010, the Company’s management implemented an additional plan to further reduce the Company’s ongoing cost structure through further reductions of ongoing distribution costs arising from RDAs that are underperforming, as well as further real estate consolidation, resulting in vacating certain leased office space, and the elimination of certain positions. The obligations associated with employee-related termination costs are expected to be paid during 2010, while the obligations for the termination of RDAs continue through 2011 and the obligations for the leased properties continue through 2014. This plan resulted in a charge of approximately $3.8 million for the three months ended March 31, 2010. The total cost of the 2010 plan is expected to be between $5.0 million and $7.0 million.

Details of all restructuring plans that have been implemented and the related payments during the three months ended March 31, 2010 and 2009 are presented in the following tables:

	Liability as of December 31, 2009	Net Provision for the Three Months Ended March 31, 2010	Payments During the Three Months Ended March 31, 2010 (1)	Liability as of March 31, 2010
	(Dollars in thousands)
Employee-related termination costs	$2	$487	$(295)	$194
Termination or modification of existing RDA contracts	9,810	2,604	(10,127)	2,287
Termination of leases related to office closures and other	20,545	(130)	(825)	19,590

Total	$30,357	$2,961	$(11,247)	$22,071

	Liability as of December 31, 2008	Net Provision for the Three Months Ended March 31, 2009	Payments During the Three Months Ended March 31, 2009	Liability as of March 31, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$241	$(437)	$294
Termination or modification of existing RDA contracts	—	1,493	(1,493)	—
Termination of leases related to office closures and other	21,163	2,555	(1,378)	22,340

Total	$21,653	$4,289	$(3,308)	$22,634

(1)	Termination or modification of existing RDA contracts includes the write-off of $1.6 million of prepaid assets, most of which were paid during 2010 prior to the implementation of the 2010 plan.

In addition to the plans implemented in 2010, 2009 and 2008, the liability for termination of leases related to office closures and other includes the Company’s remaining liability, pertaining to various restructuring plans initiated in 2006 and prior, associated with real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. The liability related to those plans is expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments and changes in the amounts and timing of estimated cash flows, primarily anticipated sublease income.

Interest expense related to the restructured liabilities was $0.6 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. The Company includes imputed interest associated with restructuring liabilities in interest expense in the condensed consolidated statement of operations.

The following table details the restructuring liability by plan:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
2010 plan	$714	$—
2009 plan	2,242	10,690
2008 plan	2,227	2,585
2006 plan and prior plans	16,888	17,082

	$22,071	$30,357

Details about the Company’s recorded restructuring expense for the three months ended March 31, 2010 and 2009 by expense type and restructuring plan are as follows:

	Three Months Ended March 31, 2010
	2010 Plan	2009 Plan	2008 Plan	Total
	(Dollars in thousands)
Employee-related termination costs	$487	$—	$—	$487
Termination or modification of existing RDA contracts	3,223	(619)	—	2,604
Termination of leases related to office closures and other	65	(85)	(110)	(130)

Total	$3,775	$(704)	$(110)	$2,961

	Three Months Ended March 31, 2009
	2009 Plan	2008 Plan	Total
	(Dollars in thousands)
Employee-related termination costs	$241	$—	$241
Termination or modification of existing RDA contracts	1,493	—	1,493
Termination of leases related to office closures and other	1,080	1,475	2,555

Total	$2,814	$1,475	$4,289

Note 12. Income (Loss) per Common Share

Income (loss) per common share for the three months ended March 31, 2010 and 2009 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Income (loss) from continuing operations	$2,489	$(277)
Discontinued operations, net of tax	(792)	665

Net income	$1,697	$388

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,147,667	44,119,293
Dilutive effect of:
Restricted stock	117,961	—
Stock options	1,839	—

Weighted-average shares used in diluted computation	44,267,467	44,119,293

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.06	$(0.01)
Discontinued operations	(0.02)	0.02

Net income	$0.04	$0.01

The following are securities that could potentially dilute basic income per share in the future:

	March 31,
	2010	2009
Warrants	1,645,000	1,645,000
Stock options	1,828,147	2,706,288
Shares of restricted stock	885,404	667,838

For the three months ended March 31, 2010 and 2009, the following potentially dilutive securities were not included in the weighted-average number of common shares outstanding used in the computation of diluted income per common share:

	Three Months Ended March 31,
	2010		2009
Warrants	1,645,000	(1)	1,645,000	(3)
Stock options	1,826,308	(1)	2,706,288	(3)
Shares of restricted stock	783,065	(2)	793,718	(3)

(1)	Excluded because the strike price was greater than the average market price of the Company’s common stock during the period, and the inclusion would be anti-dilutive or the calculation under the treasury stock method resulted in no additional diluted shares.
(2)	Excluded because either the performance goals related to the shares were not met at the end of the period or the calculation under the treasury stock method resulted in no additional diluted shares.
(3)	Excluded because the effect of inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2010

Net unrealized losses on cash flow hedges	$(645)	$301	$(344)

Other comprehensive loss, net of tax	$(645)	$301	$(344)

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2009

Net unrealized gains on cash flow hedges	$1,098	$(418)	$680

Other comprehensive gain, net of tax	$1,098	$(418)	$680

Note 14. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2010 and 2009, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the three months ended March 31, 2009, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps. There were no off-market terms present in any of the Company’s interest rate swaps during the three months ended March 31, 2010 and no hedge ineffectiveness.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending March 31, 2011, the Company estimates that $2.5 million will be reclassified from AOCI into earnings as an increase to interest expense.

As of March 31, 2010 and December 31, 2009, the Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk:

	Notional Amount at
Interest Rate Derivatives	March 31, 2010		December 31, 2009
	(Dollars in thousands)
Interest rate swaps	$200,000	(1)	$200,000

(1)	One interest rate swap with a notional amount of $50.0 million matures on December 31, 2010; one interest rate swap with a notional amount of $50.0 million matures on September 30, 2011; and one interest rate swap with a notional amount of $100.0 million matures on December 30, 2011.

Tabular Disclosure of Fair Values of Derivative Financial Instruments in the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet as of March 31, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative financial instruments designated in hedging relationships
Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$741

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	1,833

Total derivative financial instruments designated in hedging relationships		$—		$2,574

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet as of December 31, 2009 (dollars in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative financial instruments designated in hedging relationships
Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$880

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	1,049

Total derivative financial instruments designated in hedging relationships		$—		$1,929

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations for the three months ended March 31, 2010 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(344)	Interest expense	$800	Interest expense	$—

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the three months ended March 31, 2009 (dollars in thousands):

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

The termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million and $2.0 million as of March 31, 2010 and December 31, 2009, respectively. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $2.6 million and $2.0 million as of March 31, 2010 and December 31, 2009, respectively.

Note 15. Commitments and Contingencies

Litigation-Related Matters

The Company is involved in lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of the Company’s current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, the Company believes that, in the aggregate, the outcome of all such lawsuits and claims, including contract-related claims in the event the settlement of the About.com litigation described below does not become effective, will not have a material effect on its long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. There were no such payments made during the three months ended March 31, 2010. As of March 31, 2010 and December 31, 2009, the Company had established reserves for litigation-related losses of $5.8 million.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co. L.P., and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (“SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleges that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market, while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. On March 16, 2010, plaintiffs filed a Third Amended and Consolidated Derivative Complaint, including additional allegations concerning KKR’s purchases of PRIMEDIA preferred stock in 2002. Oral argument on the SLC’s motion to dismiss is currently scheduled for May 25, 2010.

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

In December 2009, the parties reached an agreement in principle to settle the case in its entirety for $5.75 million. Counsel for the parties subsequently entered into a settlement agreement. On or about March 12, 2010, a motion was made for preliminary approval of the settlement, which the judge in the case granted on or about April 19, 2010. Notice to the guides will be pursued, and a fairness hearing is currently scheduled for August 16, 2010 to consider, among other things, final approval of the settlement.

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

The Company also has other contingent tax-related liabilities arising from positions taken with the filing of certain tax returns. The Company has recorded reserves, included in accrued expenses and other in the condensed consolidated balance sheet, of $4.6 million and $5.1 million at March 31, 2010 and December 31, 2009, respectively, for all of its tax-related contingencies. During the three ended March 31, 2010 and 2009, the Company recorded expense for changes in its estimated liability for tax-related contingencies attributable to continuing operations of less than $0.1 million and $0.3 million, respectively, which is included in other income, net in the condensed consolidated statement of operations.

During the three months ended March 31, 2010 and 2009, the Company recorded (income) expense for changes in its estimated liability for tax-related contingencies attributable to discontinuing operations of less than $0.1 million and $(0.5) million, respectively, which is included in other income, net in the condensed consolidated statement of operations.

Note 16. Subsequent Event

Cash Dividend Declared

On April 28, 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s its common stock, payable on or about May 19, 2010, to stockholders of record on May 10, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Form 10-Q, which we refer to as this “Report,” the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, related adverse trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic and cost-cutting initiatives; the demand by customers for our products and services; expenses of or adverse results from litigation; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and operating performance during the three months ended March 31, 2010 and 2009 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

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

Fiscal 2010 First Quarter Results

We had total revenue of $59.3 million, representing a $9.1 million decrease from 2009, which was due to a $2.9 million decrease in Apartments advertising revenue, a $2.4 million decrease in New Homes advertising revenue and a $3.9 million decrease in distribution revenue. We had income from continuing operations of $2.5 million, or $0.06 per diluted common share, for the quarter ended March 31, 2010, compared to a loss from continuing operations of $(0.3) million, or $(0.01) per diluted common share, for the quarter ended March 31, 2009. The change was primarily due to a $13.7 million net reduction in total costs and expenses, partially offset by lower revenue of $9.1 million and an increase in provision for income taxes of $1.8 million. Net income increased by $1.3 million to $1.7 million, or $0.04 per diluted common share, due to the factors above, partially offset by a $1.5 million decrease from discontinued operations, net of tax.

2010 Business Trends and Outlook

As measured by leads, the greater proportion of the value we now deliver to our clients on a national basis has shifted to our digital products and services, and we expect our advertiser clients to increasingly favor digital products and services in their advertising budgets. In addition, we are aggressively pursuing enhancements to our product portfolio to provide more flexibility to our clients, based on specific markets and market segments, to purchase more customized mixes of products, product features and services on a stand-alone and package basis. These enhancements are intended to maximize clients’ advertising return on investment and provide an opportunity for us to grow revenue as we continue to grow client count.

Given general economic and market conditions, we have limited visibility around 2010 revenue. For Apartments, we currently expect to see a 5.5%-6.5% year-over-year decline in second quarter revenue for 2010 compared to 2009. We also expect year-over-year declines in second quarter revenue for 2010 compared to 2009 of approximately $1.5 million for New Homes and $2.5 million for DistribuTech.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated Results

Revenue, Net

	Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2010	2009
	(Dollars in thousands)
Apartments	$49,142	$52,009	$(2,867)	(5.5)%
New Homes	3,618	6,031	(2,413)	(40.0)

Total advertising revenue	52,760	58,040	(5,280)	(9.1)
Distribution	6,550	10,418	(3,868)	(37.1)

Total revenue, net	$59,310	$68,458	$(9,148)	(13.4)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93.1% of advertising revenue during the three months ended March 31, 2010, experienced a decrease in revenue of 5.5% compared to the same period in 2009, primarily due to a 12.0% decrease in revenue per community served by Apartment Guide, which was partially offset by a 6.7% increase in apartment communities served by Apartment Guide.

During the three months ended March 31, 2010, the number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Generally, advertising spend by property management company advertisers is driven by local market factors outside our control, including occupancy rates and effective rent levels, which are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

During the first quarter of 2010, occupancy rates in Apartment Guide markets ranged from 88% to 100%, with an average of 92.3%, compared to 91.8% in 2009, with the majority of markets experiencing occupancy levels between 89% and 96%. Even though these occupancy levels are within a favorable historical range, the decline in effective rent levels is putting pressure on our clients’ budgets and our product pricing. In our major markets, effective rents were down 2.1% for the first quarter of 2010 compared to the same period in 2009.

Rentals.com revenue declined by 4.1% during the first quarter of 2010 compared to the same period in 2009. The decline was primarily due to a decrease in new paid listings through the self-provisioning feature of the Rentals.com websites, partially offset by an increase in the number of listings generated from property managers.

New Homes

New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com, representing approximately 6.9% of advertising revenue during the three months ended March 31, 2010, decreased 40.0% compared to the same period in 2009. The decrease in revenue was primarily due to a 39.0% decrease in revenue per community served and a 1.2% decrease in new home communities served. These resulted from declines in standard and premium advertising spending by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the first quarter of 2010. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we have suspended 13 print directories that were considered less effective, and, as of March 31, 2010, we published New Home Guides in 20 markets. We may suspend additional New Home Guide print directories. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 37.1% during the three months ended March 31, 2010 compared to the same period in 2009. We realized a 21.9% decrease in the number of pockets sold in our display racks and a 19.5% decrease in the average revenue per pocket due to softness in demand, as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 11 to the condensed consolidated financial statements contained elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended March 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2010	2009
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$4,760	$6,535	$(1,775)	(27.2)%
Marketing and selling	18,478	20,313	(1,835)	(9.0)
Distribution and circulation	11,577	19,234	(7,657)	(39.8)
General and administrative expenses	9,428	11,382	(1,954)	(17.2)
Depreciation and amortization of property and equipment	3,110	3,476	(366)	(10.5)
Amortization of intangible assets	1,389	619	770	124.4
Provision for restructuring costs	2,961	4,289	(1,328)	(31.0)
Interest expense	2,921	4,248	(1,327)	(31.2)
Amortization of deferred financing costs	227	225	2	0.9
Other income, net	(335)	(2,089)	1,754	84.0

Total cost and expenses	$54,516	$68,232	$(13,716)	(20.1)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size, as well as distribution optimization.

The decrease in marketing and selling was primarily due to a reduction in our sales force headcount.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our RDA contracts since the third quarter of 2008. As is more fully discussed in Note 11 to the condensed consolidated financial statements, other of our RDAs are part of a restructuring charge we incurred during 2009 and 2010 related to actions we took to reduce our ongoing distribution costs.

General and administrative expenses declined, primarily due to a decrease of $1.4 million in bad debt expense and a decrease of $0.6 million in legal expenses.

The increase in amortization of intangible assets is primarily due to a change in estimate for two of our customer lists, which is more fully discussed in Note 3 to the condensed consolidated financial statements.

The provision for restructuring costs decreased primarily due to a decline of $2.7 million of costs associated with the termination of leases related to office closures in 2009, partially offset by an increase of $1.1 million charge in 2010 for certain of our RDAs that were underperforming, which is more fully described in Note 11 to the condensed consolidated financial statements. The restructuring charge for the three months ended March 31, 2010 also includes increased severance of $0.2 million.

The change in interest expense is primarily related to a $22.8 million reduction of principal outstanding under our Term Loan B Facility and a lower cost of borrowed funds, due in part to a decline in interest rates, slightly offset by additional interest on restructuring liabilities.

The change in other income, net is due to a gain on the sale of a cost-method investment of $1.8 million recognized in the first quarter of 2009.

Income Taxes

Our effective tax rate on income from continuing operations for the three months ended March 31, 2010 was 48.1%, compared to 222.6% for the three months ended March 31, 2009.

The total tax expense from continuing operations for the three months ended March 31, 2010 was $2.3 million, which was comprised of approximately $2.1 million due to the utilization of net deferred tax assets related to pre-tax income from continuing operations and $0.3 million due to other miscellaneous adjustments, partially offset by benefit of $0.1 million due to a decrease in recorded reserves related to prior years’ uncertain tax positions.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the condensed consolidated statement of operations for all periods presented.

The components of discontinued operations for the three months ended March 31, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—

Professional fees	$(138)	$(249)
Adjustments to accrued operating lease liabilities	(166)	218
Insurance-related expenses	(145)	(65)
Tax-related contingencies	(24)	586
Other	116	17

(Loss) income from operations before (provision) benefit for income taxes	(357)	507
(Provision) benefit for income taxes	(435)	158

Discontinued operations, net of tax	$(792)	$665

The components of the benefit for income taxes included in discontinued operations for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Provision for tax expense on pre-tax (loss) income	$(264)	$(177)
Change in liability for uncertain tax positions	(170)	(193)
Changes in estimates included in prior year tax provision	(1)	528

Total (provision) benefit for income taxes	$(435)	$158

During the three months ended March 31, 2010, we recognized a tax provision of $0.4 million in discontinued operations, primarily as a result of the utilization of net deferred tax assets related to pre-tax income.

During the three months ended March 31, 2009, we recognized a tax benefit of $0.2 million in discontinued operations, primarily as a result of recording an adjustment due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Liquidity, Capital and Other Resources

Highlights of our liquidity position are as follows:

	As of and for the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$7,131	$14,417
Current assets	53,846	74,415
Current liabilities	56,008	64,458
Working capital	(2,162)	9,957
Current debt (current maturities of long-term debt and revolving credit facility)	11,896	7,436
Long-term debt	221,630	244,826
Net debt	226,395	237,845
Cash flows from operating activities	(4,500)	(3,628)
Cash flows from investing activities	(2,945)	(239)
Cash flows from financing activities	5,104	(13,186)
Additions to property and equipment	2,945	2,037
Capital lease payments	121	191
Free cash flow (net cash from operating activities adjusted for additions to property, equipment and other, net, exclusive of acquisitions, and capital lease payments)	(7,566)	(5,856)
Cash dividends paid	3,091	3,083
(Borrowings) and repayments under credit agreements, net	(8,375)	9,425
Unused bank commitments	76,174	80,191
Leverage ratio (as defined in bank credit facility)	3.0	3.0

Overview

Management believes that our cash flows from operating activities will generally be sufficient to support our business operations and service our debt. Our cash flows from operating activities are somewhat seasonal in nature, primarily due to the timing of payments made under the terms of our RDAs, which generally occur in the first half of the year. To the extent that our cash flows from operating activities are not sufficient to meet our liquidity needs, including funds for our capital expenditures, our payment of dividends to stockholders, our contractual obligations and costs related to litigation, we may, from time to time, utilize amounts available under our $88.0 million revolving credit facility (the “Revolving Facility”), which is discussed in further detail under Financing Arrangements below.

Outlook

Over the course of 2010, our primary uses of cash are expected to represent expenditures related to:

•	the ongoing operations of our business;

•	capital expenditures of $13.0 million to $17.0 million;

•	required principal payments of our outstanding debt, including capital leases, of $2.2 million;

•	interest on our outstanding debt;

•	obligations arising from RDA restructuring activities of $2.1 million;

•	obligations arising from other restructuring activities, including real estate leases of $7.7 million;

•	the payment of dividends to our stockholders;

•	the opportunistic repurchase of outstanding shares of our common stock, if any; and

•	the opportunistic repurchase of debt outstanding under our Term Loan B Facility, if any.

Working Capital

The decrease in working capital as of March 31, 2010 compared to March 31, 2009 was primarily due to the receipt of $18.0 million in income taxes receivable in the second quarter of 2009 that was used to fund, in part, repurchases of principal outstanding under our Term Loan B Facility during the second and fourth quarters of 2009.

Net Debt

Since March 31, 2009, we decreased our net debt by $11.5 million, primarily by the $2.5 million scheduled repayment in principal and the repurchase of $20.3 million in principal under our Term Loan B Facility, partially offset by a $4.6 million increase in borrowings under our Revolving Facility and the decrease of $7.3 million in cash and cash equivalents.

Cash Flows from Operating Activities

Our cash flows from operating activities are summarized as follows:

	Three Months Ended March 31,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Net income	$1,697	$388	$1,309
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,726	4,320	406
Gain on sale of cost-method investment	—	(1,798)	1,798
Stock-based compensation	688	462	226
Deferred income taxes	2,158	455	1,703
Bad debt expense	366	1,784	(1,418)
Loss on disposal of property and equipment	—	12	(12)
(Increase) decrease in:
Accounts receivable, net	(1,573)	974	(2,547)
Inventories	(81)	(70)	(11)
Prepaid expenses and other	(1,778)	(6,610)	4,832
(Decrease) increase in:
Accounts payable	(4,561)	(3,060)	(1,501)
Accrued expenses and other	(4,067)	(351)	(3,716)
Deferred revenue	(425)	(406)	(19)
Other non-current liabilities	(1,650)	272	(1,922)

Net cash used in operating activities	(4,500)	$(3,628)	$(872)

Net cash from operating activities decreased during the three months ended March 31, 2010 from March 31, 2009, primarily due to the timing of the collection of accounts receivable and payment of liabilities.

Cash Flows from Investing Activities

Our cash flows from investing activities are summarized as follows:

	Three Months Ended March 31,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Proceeds from sale of cost-method investment	$—	$1,798	(1,798)
Additions to property and equipment	(2,945)	(2,037)	(908)

Net cash used in investing activities	$(2,945)	$(239)	$(2,706)

The decrease in net cash from investing activities during the three months ended March 31, 2010 from March 31, 2009 was primarily due to the cash proceeds received from the sale of a cost-method investment during the three months ended March 31, 2009.

Cash Flows from Financing Activities

Our cash flows from financing activities are summarized as follows:

	Three Months Ended March 31,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Payment of dividends on common stock	$(3,091)	$(3,083)	$(8)
Borrowings (repayments) under revolving credit facility, net	9,000	(8,800)	17,800
Repayments of borrowings under credit agreements	(625)	(625)	—
Capital lease payments	(121)	(191)	70
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(59)	(60)	1
Repurchases of common stock	—	(427)	427

Net cash provided by (used in) financing activities	$5,104	$(13,186)	$18,290

The increase in net cash from financing activities during the three months ended March 31, 2010 from March 31, 2009 was primarily due to net repayments under our Revolving Facility in 2009 of $8.8 million compared to net borrowings under our Revolving Facility of $9.0 million in 2010.

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

Free cash flow is not intended to represent cash flows from operating activities as determined in conformity with accounting principles generally accepted in the United States. Free cash flow, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate free cash flow in an identical manner, and therefore, it is not necessarily an accurate measure of comparison between companies.

The following table presents our free cash flow:

	Three Months Ended March 31,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Net cash used in operating activities	$(4,500)	$(3,628)	$(872)
Additions to property and equipment	(2,945)	(2,037)	(908)
Capital lease payments	(121)	(191)	70

Free cash flow	$(7,566)	$(5,856)	$(1,710)

Our free cash flow declined during the three months ended March 31, 2010, primarily due to increased additions to property and equipment and timing of the collection of accounts receivable and payment of liabilities

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $88.0 million, which matures on August 1, 2013, and (2) a Term Loan B credit facility (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at March 31, 2010 was 2.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $200.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $24.1 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at March 31, 2010 was 2.54%.

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

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $213.5 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we were required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

The bank credit facilities consisted of the following as of March 31, 2010:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$224,075	$312,075
Borrowings outstanding	(9,000)	(224,075)	(233,075)
Letters of credit outstanding	(2,826)	—	(2,826)

Unused bank commitments	$76,174	$—	$76,174

The weighted-average of our commitment fees under the bank credit facilities during the three months ended March 31, 2010 was 0.30%.

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

Revolving Facility Borrowings

Selected activity under our Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
March 2009	$—	$8,800
June 2009	—	4,400
July 2009	5,000	—
July 2009	—	5,000
February 2010	9,000	—

Interest Rate Swaps

As of March 31, 2010, we were party to three interest rates swaps with an aggregate notional amount of $200.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. The following is a summary of our outstanding interest rate swaps at March 31, 2010 (dollars in thousands):

Maturity Date	Notional Amount
December 31, 2010	$50,000
September 30, 2011	50,000
December 30, 2011	100,000

As a result of these interest rate swaps, we expect the weighted-average cost of our Term Loan B Facility to be approximately 4.0% during the three months ended June 30, 2010.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of March 2010, our senior debt ratings from Moody’s and Standard and Poor’s were B1 and B, respectively.

We announced on April 29, 2010 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on or about May 19, 2010, to stockholders of record on May 10, 2010. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on factors, including but not limited to, available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest entities or off balance sheet debt other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 3.0 to 1 at March 31, 2010.

At March 31, 2010, we were in compliance with all of our debt covenants.

Contingencies and Other

As is more fully discussed in Note 15 “Commitments and Contingencies” under Part I, Item 1 of this Form 10-Q, we are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of our current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims, including contract-related claims in the event the settlement of the About.com litigation described in Note 15 does not become effective, will not have a material effect on our long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

Critical Accounting Policies and Estimates

There have been no changes in our Critical Accounting Polices and Estimates since December 31, 2009.

Goodwill Impairment Testing

We perform our annual goodwill impairment test as of October 31. We must also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Our 2009 annual impairment test indicated the fair value of our reporting unit exceeded its carrying value. Although our business continues to be adversely impacted by the weakened national economy, our consideration of events and circumstances potentially affecting the fair value of our reporting unit indicated that it was not more likely than not that the fair value of the reporting unit has fallen below its carrying value. Accordingly, we have not performed an interim goodwill impairment test subsequent to the 2009 annual impairment test.

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

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $224.1 million as of March 31, 2010. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of March 31, 2010. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$356
+50	178
-50	(178)
-100	(356)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As is more fully discussed in Note 15 “Commitments and Contingencies” under Part I, Item 1 of this Form 10-Q, we are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of our current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims, including contract-related claims in the event the settlement of the About.com litigation described in Note 15 does not become effective, will not have a material effect on our long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the three months ended March 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock through December 31, 2010. Under the terms of the Repurchase Program, we may repurchase shares in open market purchases or through privately negotiated transactions. We have used cash on hand to fund repurchases of our common stock and we expect to use cash on hand to fund any additional stock repurchases under the Repurchase Program. During the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase any additional shares of our common stock during 2009 or the three months ended March 31, 2010. The reacquired shares have been designated as treasury shares. As of March 31, 2010, we had $4.6 million available under the Repurchase Program for further share repurchases, which we may make.

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

PRIMEDIA Inc.
(Registrant)

Date: May 3, 2010	/s/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2010	/s/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)