Form 10-Q
period 2010-06-30
PRIMEDIA INC
filed 2010-08-09
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 30, 2010
Common Stock, par value $0.01 per share	44,210,659

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$4,410	$9,472
Accounts receivable (net of allowance for doubtful accounts of $1,048 and $1,217, respectively)	25,848	24,802
Inventories	461	432
Prepaid expenses and other	7,302	16,583
Deferred tax asset, net	1,773	1,470

Total current assets	39,794	52,759

Property and equipment (net of accumulated depreciation and amortization of $32,786 and $80,932, respectively)	17,542	17,997
Intangible assets, net	18,327	20,667
Goodwill	129,305	129,305
Deferred tax asset - non-current, net	3,682	8,275
Other non-current assets	10,207	10,726

Total assets	$218,857	$239,729

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$6,897	$11,788
Accrued expenses and other	33,243	39,294
Deferred revenue	2,761	2,099
Current maturities of long-term debt and capital lease obligations	2,801	2,922

Total current liabilities	45,702	56,103

Long-term debt	213,503	222,349
Deferred revenue	6,800	7,650
Other non-current liabilities	54,969	55,786

Total liabilities	320,974	341,888

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,857,397 and 45,793,697 shares issued, respectively; 44,210,659 and 44,146,959 shares outstanding, respectively	458	457
Additional paid-in capital (including warrants of $31,690 at June 30, 2010 and December 31, 2009)	2,375,005	2,373,684
Accumulated deficit	(2,399,550)	(2,398,469)
Common stock in treasury, at cost (1,646,738 shares)	(76,304)	(76,304)
Accumulated other comprehensive loss	(1,726)	(1,527)

Total stockholders’ deficiency	(102,117)	(102,159)

Total liabilities and stockholders’ deficiency	$218,857	$239,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$52,378	$56,559
Distribution	6,259	8,647

Total revenue, net	58,637	65,206

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	4,036	5,948
Marketing and selling	19,830	20,198
Distribution and circulation	9,840	15,826
General and administrative expenses	8,985	10,050
Depreciation and amortization of property and equipment	3,190	3,392
Amortization of intangible assets	951	617
Provision for restructuring costs	2,185	21,509
Interest expense	2,896	4,207
Amortization of deferred financing costs	227	224
Other income, net	(1,196)	(4,374)

Total costs and expenses	50,944	77,597

Income (loss) from continuing operations before provison for income taxes	7,693	(12,391)
(Provision) benefit for income taxes	(3,147)	4,043

Income (loss) from continuing operations	4,546	(8,348)

Discontinued operations, net of tax	(1,138)	(3,439)

Net income (loss)	$3,408	$(11,787)

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.10	$(0.19)
Discontinued operations	(0.02)	(0.08)

Net income (loss)	$0.08	$(0.27)

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,210,659	44,084,940

Weighted-average diluted shares of common stock outstanding	44,358,157	44,084,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$105,138	$114,599
Distribution	12,809	19,065

Total revenue, net	117,947	133,664

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	8,797	12,483
Marketing and selling	38,308	40,511
Distribution and circulation	21,416	35,060
General and administrative expenses	18,414	21,432
Depreciation and amortization of property and equipment	6,300	6,868
Amortization of intangible assets	2,340	1,236
Provision for restructuring costs	5,146	25,798
Interest expense	5,817	8,455
Amortization of deferred financing costs	454	449
Other income, net	(1,532)	(6,463)

Total costs and expenses	105,460	145,829

Income (loss) from continuing operations before provison for income taxes	12,487	(12,165)
(Provision) benefit for income taxes	(5,452)	3,540

Income (loss) from continuing operations	7,035	(8,625)

Discontinued operations, net of tax	(1,930)	(2,774)

Net income (loss)	$5,105	$(11,399)

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.16	$(0.20)
Discontinued operations	(0.04)	(0.06)

Net income (loss)	$0.12	$(0.26)

Dividends declared per share of common stock outstanding	$0.14	$0.14

Weighted-average basic shares of common stock outstanding	44,179,163	44,102,117

Weighted-average diluted shares of common stock outstanding	44,312,812	44,102,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Six Months Ended June 30, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at December 31, 2009	45,793,697	$457	$2,373,684	$(2,398,469)	$(76,304)	$(1,527)	$(102,159)
Comprehensive income:
Net income	—	—	—	5,105	—	—	5,105
Other comprehensive loss
Unrealized losses on cash flow hedges, net	—	—	—	—	—	(199)	(199)

Total comprehensive income							4,906
Non-cash charges for stock-based compensation	—	—	1,381	—	—	—	1,381
Issuances of common stock, net of shares withheld for employee taxes and other	63,700	1	(60)	—	—	—	(59)
Cash dividends declared on common stock ($0.07 per share)	—	—	—	(6,186)	—	—	(6,186)

Balance at June 30, 2010	45,857,397	$458	$2,375,005	$(2,399,550)	$(76,304)	$(1,726)	$(102,117)

Total comprehensive income (loss) for the three months ended June 30, 2010 and 2009 was $3.6 million and $(11.1) million, respectively. Total comprehensive loss for the six months ended June 30, 2009 was $(10.1) million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$5,105	$(11,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,094	8,553
Gain on sale of cost-method investments	—	(2,260)
Gain on repurchase of debt	(726)	(3,635)
Stock-based compensation	1,381	918
Deferred income taxes	4,682	(4,272)
Bad debt expense	625	2,695
Loss on disposal of property and equipment	—	12
(Increase) decrease in:
Accounts receivable, net	(1,671)	210
Inventories	(29)	48
Prepaid expenses and other	9,223	9,773
(Decrease) increase in:
Accounts payable	(4,572)	(5,981)
Accrued expenses and other	(5,210)	5,663
Deferred revenue	(188)	(787)
Other non-current liabilities	(1,879)	5,431
Other, net	—	50

Net cash provided by operating activities	15,835	5,019

Investing activities:
Proceeds from sale of cost-method investments	—	2,260
Additions to property and equipment	(6,535)	(4,539)

Net cash used in investing activities	(6,535)	(2,279)

Financing activities:
Payment of dividends on common stock	(6,186)	(6,166)
Net repayments under revolving credit facility	—	(13,200)
Payments for deferred and other financing fees	—	(503)
Payments for repurchase of debt	(6,629)	(10,080)
Repayments of borrowings under credit agreements	(1,250)	(1,250)
Capital lease payments	(238)	(345)
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(59)	(175)
Repurchases of common stock	—	(427)

Net cash used in financing activities	(14,362)	(32,146)

Decrease in cash and cash equivalents	(5,062)	(29,406)
Cash and cash equivalents, beginning of period	9,472	31,470

Cash and cash equivalents, end of period	$4,410	$2,064

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$5,986	$8,855

Cash refunded for income taxes, net	$(10,150)	$(18,063)

Noncash investing and financing activities:
Equipment acquisitions under capital leases	$—	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of June 30, 2010 and December 31, 2009, the results of consolidated operations of the Company for the three and six months ended June 30, 2010 and 2009, consolidated changes in stockholders’ deficiency of the Company for the six months ended June 30, 2010, and consolidated cash flows of the Company for the six months ended June 30, 2010 and 2009. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for a full year.

The Company’s banking arrangements allow it to fund outstanding checks drawn on zero-balance disbursement accounts when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts in the amount of $1.6 million, $3.7 million and $4.7 million are recorded in accounts payable in the condensed consolidated balance sheet as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively, and are reflected as an operating activity in the condensed consolidated statement of cash flows.

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

The Company adopted all of the disclosure requirements of ASU 2010-6, except for those about purchases, sales, issuances and settlements, effective January 1, 2010 (see Note 6).

Note 2. Discontinued Operations

The Company has classified the results of divested entities as discontinued operations in accordance with accounting principles generally accepted in the United States.

The components of discontinued operations for the three and six months ended June 30, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—	$—	$—

Provision for litigation reserves and settlements	$(43)	$—	$(43)	$—
Professional fees	(211)	(430)	(349)	(679)
Adjustments to accrued operating lease liabilities	(862)	(2,621)	(1,028)	(2,403)
Insurance-related expenses	218	(166)	73	(231)
Tax-related contingencies	(18)	77	(42)	663
Write-off of receivables and other assets	—	(259)	—	(259)
Other	(303)	(122)	(187)	(105)

Loss from discontinued operations before benefit (provision) for income taxes	(1,219)	(3,521)	(1,576)	(3,014)
Benefit (provision) for income taxes	81	82	(354)	240

Discontinued operations, net of tax	$(1,138)	$(3,439)	$(1,930)	$(2,774)

The components of the benefit (provision) for income taxes included in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Benefit (provision) for tax expense on pre-tax (loss) income, adjusted for permanent differences	$128	$314	$(136)	$(133)
Change in liability for uncertain tax positions	(69)	60	(239)	137
Changes in estimates included in prior year tax provision	22	(292)	21	236

Total benefit (provision) for income taxes	$81	$82	$(354)	$240

Amounts included in income or loss from operations of the disposed businesses before benefit (provision) for income taxes primarily represent the impact of changes in contingent obligations the Company has related to the disposition of the businesses, including changes in sublease income assumptions related to operating leases for office space subleased or assigned to the buyer or another third party; legal and other professional fees incurred in defending the Company against litigation or in attempting to force performance by third parties under leasing arrangements; actual or expected losses from litigation for which the Company is liable; write off of uncollectable rent receivable under operating lease arrangements for real estate; insurance-related costs for events that occurred prior to the disposition; and other similar costs.

Note 3. Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	June 30, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Advertiser lists	12	$93,953	$82,028	$11,925	$93,953	$79,825	$14,128
Other	6	5,742	5,618	124	5,742	5,481	261

		$99,695	$87,646	$12,049	$99,695	$85,306	$14,389

Intangible assets not subject to amortization had a carrying value of $6.3 million as of June 30, 2010 and December 31, 2009 and consisted of trademarks. Amortization expense for intangible assets subject to amortization was $1.0 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $2.3 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, factors were identified indicating that the carrying value of certain of the Company’s advertiser lists might not be recoverable. The Company determined that the expected undiscounted cash flows associated with one advertiser list were less than the carrying value and, as a result, recorded an impairment charge of approximately $0.5 million during the year ended December 31, 2009. The Company also determined that the decline in the value of these assets was occurring faster than the expense was being recognized using the straight-line method of amortization. To better match the deterioration in the value of the assets, the

Company concluded that an accelerated method of amortization over a shorter estimated life would be appropriate and made this change in estimate effective January 1, 2010. This resulted in an increase in amortization expense of $0.4 million and $1.2 million for the three and six months ended June 30, 2010, respectively, over what it would have been absent the change in estimate.

Note 4. Property and Equipment, Net

During the second quarter of 2010, the Company retired approximately $54.1 million of fully depreciated property and equipment, primarily capitalized software, that is no longer in use. There was no impact to the Company’s net income or cash flows for the period as a result of the retirement of these assets.

Note 5. Cost-Method Investments

During the three and six months ended June 30, 2009, the Company sold certain of its cost-method investments, which had previously been written down to their estimated fair value of $0.0 million, for cash and recorded a corresponding gain of $0.5 million and $2.3 million, respectively, to other income, net in the condensed consolidated statement of operations. During 2010, there were no sales of cost-method investments.

Note 6. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2010:

		Fair Value Measurements Using
Liability Description	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$2,520	$—	$2,520	$—

	$2,520	$—	$2,520	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$1,929	$—	$1,929	$—

	$1,929	$—	$1,929	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Advertiser list (1)	$2,732	$—	$—	$2,732	$502

	$2,732	$—	$—	$2,732	$502

(1)	One of the Company’s advertiser lists was measured at fair value as of December 31, 2009 because the Company identified factors indicating its carrying value might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this asset were less than the carrying value and recorded an impairment charge of approximately $0.5 million to reduce the asset to its fair value. Fair value was determined using the discount rate adjustment technique with a discount rate equal to current rates that would be offered to the Company for debt with a remaining maturity equal to the expected remaining life of the asset. Because it was not necessary to re-measure the advertiser list for fair value during 2010 and since it was recorded at its carrying value, net of accumulated amortization, no disclosure is necessary as of June 30, 2010.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$215,971	$188,975	$224,700	$191,557
Derivative financial instruments	2,520	2,520	1,929	1,929

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

Note 7. Accrued Expenses and Other and Other Non-Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$6,468	$7,319
Reserves for litigation	5,750	5,750
Restructuring liabilities	4,700	12,738
Tax-related liabilities	4,999	4,745
Divestiture reserves	3,314	3,178
Interest payable	12	181
Derivative financial instrument liabilities	449	880
Accrued professional fees	674	604
Other	6,877	3,899

	$33,243	$39,294

Other non-current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Tax-related liabilities	$28,981	$28,365
Divestiture reserves	7,964	8,593
Derivative financial instrument liabilities	2,071	1,049
Restructuring liabilities	15,710	17,619
Other	243	160

	$54,969	$55,786

Note 8. Borrowings

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Borrowings under bank credit facilities	$215,971	$224,700
Obligation under capital leases	333	571

	216,304	225,271
Less: Current maturities of long-term debt	2,801	2,922

	$213,503	$222,349

Bank Credit Facilities

The bank credit facilities consisted of the following as of June 30, 2010:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$215,971	$303,971
Borrowings outstanding	—	(215,971)	(215,971)
Letters of credit outstanding	(2,099)	—	(2,099)

Unused bank commitments	$85,901	$—	$85,901

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

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of approximately $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment on the Term Loan B Maturity Date of $206.0 million, which reflects completed Term Loan B Facility repurchases through June 30, 2010.

Term Loan B Facility Repurchases

On June 30, 2010, the Company repurchased and retired approximately $7.5 million in principal of its Term Loan B Facility for approximately $6.6 million. In connection with the repurchase, the Company also wrote off approximately $0.2 million in deferred financing fees, resulting in a net gain of approximately $0.7 million, which is included in other income, net in the condensed consolidated statement of operations.

On June 30, 2009, the Company repurchased and retired $14.0 million in principal of its Term Loan B Facility for approximately $10.1 million. In connection with the repurchase, the Company also wrote off approximately $0.3 million in deferred financing fees, resulting in a net gain of approximately $3.6 million, which is included in other income, net in the condensed consolidated statement of operations.

Revolving Facility

Selected activity under the Company’s Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
March 2009	$—	$8,800
June 2009	—	4,400
July 2009	5,000	5,000
February 2010	9,000	—
May 2010	—	9,000

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of June 30, 2010, this leverage ratio was approximately 2.7 to 1.

Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at June 30, 2010, the applicable margin over the eurodollar borrowing rate will decline to 200 basis points for the third quarter of 2010.

At June 30, 2010, the Company was in compliance with all of its debt covenants.

Note 9. Income Taxes

Income tax expense for the three months ended June 30, 2010 was $3.1 million, compared to an income tax benefit of $4.0 million for the same period in 2009, reflecting effective tax rates of 40.9% and (32.6)%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and income tax (expense) benefit is comprised of the following:

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
(Provision) benefit for tax expense on pre-tax income (loss), adjusted for permanent differences	$(3,102)	$4,422
Recorded reserves related to prior years’ uncertain tax positions	(99)	(279)
Other miscellaneous adjustments	54	(100)

(Provision) benefit for income taxes	$(3,147)	$4,043

Income tax expense for the six months ended June 30, 2010 was $5.5 million, compared to an income tax benefit of $3.5 million for the same period in 2009, reflecting effective tax rates of 43.7% and (29.1)%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and income tax (expense) benefit is comprised of the following:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
(Provision) benefit for tax expense on pre-tax income (loss), adjusted for permanent differences	$(5,242)	$4,328
Recorded reserves related to prior years’ uncertain tax positions	(86)	(322)
Other miscellaneous adjustments	(124)	(466)

(Provision) benefit for income taxes	$(5,452)	$3,540

As of June 30, 2010, the Company maintained a partial valuation allowance against its net deferred tax assets. The Company may release additional valuation allowance in future periods when it can conclude that a greater portion of the net deferred tax assets is more likely than not to be realized. To the extent the Company reports taxable income in future periods, it intends to use its net operating loss carryforwards (“NOLs”), to the extent allowable, to offset that taxable income and reduce cash outflows for income taxes. The Company’s ability to use its federal and state NOLs and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

During the second quarter of 2010, the Company received a $10.5 million federal tax refund, reflected as a receivable as of December 31, 2009 in prepaid expenses and other in the condensed consolidated balance sheet, related to the Company’s election under the “Worker, Homeownership, and Business Assistance Act of 2009” to carryback its federal NOLs to recover income taxes previously paid.

The total amount of unrecognized tax benefits as of June 30, 2010 was approximately $82.2 million. Approximately $24.7 million of this amount would, if recognized, have an impact on the effective income tax rate, while approximately $57.5 million would not. As of June 30, 2010, the Company’s recorded liability for uncertain tax positions was $29.0 million, which includes $4.3 million of interest. The Company recorded charges for interest related to the unrecognized tax benefits of $0.3 million and $0.2 million during the three months ended June 30, 2010 and 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and the Company is routinely under audit by multiple tax authorities. The Company is currently under audit by the Internal Revenue Service for its 2005 through 2008 federal consolidated income tax filings and other material state taxing jurisdictions for income tax filings for the years 2005 through 2007. The Company reported NOLs from tax years back to 1992 on federal and state tax returns currently under, or open to, examination. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and involves a series of complex judgments about future events.

The Company does not presently expect that there will be significant changes to the unrecognized tax benefit within 12 months of June 30, 2010. However, due to the uncertainty regarding the timing and ultimate resolution of federal and certain state income tax examinations of open statutory periods, the Company’s expectations may change. Additionally, the statutes of limitations in certain state and local jurisdictions are expected to lapse within the next 12 months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.2 million.

Note 10. Stockholders’ Equity

Stock Repurchase Plan

The Company’s Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock through December 31, 2010. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company has used cash on hand to fund repurchases of its common stock and expects to use cash on hand to fund any additional stock repurchases under the Repurchase Program. During the six months ended June 30, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price, including brokerage commissions, of $1.79 per share. The reacquired shares have been designated as treasury shares. As of June 30, 2010, the Company had $4.6 million available for further share repurchases, and it may make additional stock repurchases in 2010 pursuant to the Repurchase Program.

Note 11. Stock-Based Compensation

Stock Options

During the second quarter of 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of options to purchase 0.8 million shares of common stock, at an exercise price of $6.42 per share, granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Compensation Plan”), to certain of its employees and directors that vest with respect to one-third of the shares underlying such options on each of December 31, 2008, 2009 and 2010. During the second and third quarters of 2009, awards of options to purchase less than 0.1 million shares of common stock at a weighted-average exercise price of $2.11 were granted under the Stock Compensation Plan, to certain of the Company’s employees that vest with respect to one-third of the shares underlying such options on each anniversary date during 2010, 2011 and 2012. There were no stock options granted during the six months ended June 30, 2010.

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

A summary of the Company’s restricted stock award activity, under both performance and service plans, during the six months ended June 30, 2010 is presented below:

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

All restricted stock granted to the Company’s Chief Executive Officer includes tandem dividend rights, and he will receive the dividends if he is employed with the Company on the dates the underlying shares vest.

All stock-based compensation is expensed over the vesting period, and the expense for all awards amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively. Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

Note 12. Provision for Restructuring

2008 Plan

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

2009 Plan

As part of its distribution function, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to the Company’s and third-party free directories, which the Company refers to as retail display allowances, or RDAs. During 2009, the Company’s management implemented a plan to further reduce the Company’s ongoing cost structure. The most significant component of the 2009 plan involves the reduction of ongoing distribution costs arising from RDAs that are underperforming through:

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

2010 Plan

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

Total expected cost of each plan and costs incurred through June 30, 2010 are as follows:

	2010 Plan	2009 Plan	2008 Plan
	(Dollars in thousands)
Total expected costs	$6,500-7,500	$21,000-21,500	$8,000-8,100
Costs incurred through June 30, 2010	$6,217	$21,391	$8,030

In addition to the plans implemented in 2010, 2009 and 2008, the liabilities for termination of leases related to office closures and other include the Company’s remaining liabilities, pertaining to various restructuring plans initiated in 2006 and prior, associated with real estate lease commitments for space that it no longer occupies. To reduce the lease-related costs, the Company has pursued subleases of its available office space. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. The liabilities related to those plans are expected to be paid through 2015. The only remaining expenses related to those plans are the imputed interest related to the rental payments and changes in the amounts and timing of estimated cash flows, primarily anticipated sublease income. As a result of changes in timing and payments of sublease income, the Company expensed $0.3 million during the three and six months ended June 30, 2010, which is included in the provision for restructuring costs in the condensed consolidated statement of operations.

Details of all restructuring plans that have been implemented and the related payments during the six months ended June 30, 2010 and 2009 are as follows:

	Liabilities as of December 31, 2009	Net Provision for the Six Months Ended June 30, 2010	Payments During the Six Months Ended June 30, 2010 (1)	Liabilities as of June 30, 2010
	(Dollars in thousands)
Employee-related termination costs	$2	$619	$(609)	$12
Termination or modification of existing RDA contracts	9,810	4,804	(13,286)	1,328
Termination of leases related to office closures and other	20,545	(277)	(1,198)	19,070

Total	$30,357	$5,146	$(15,093)	$20,410

	Liabilities as of December 31, 2008	Net Provision for the Six Months Ended June 30, 2009	Payments During the Six Months Ended June 30, 2009 (2)	Liabilities as of June 30, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$269	$(619)	$140
Termination or modification of existing RDA contracts	—	22,101	(6,485)	15,616
Termination of leases related to office closures and other	21,163	3,428	(2,606)	21,985

Total	$21,653	$25,798	$(9,710)	$37,741

(1)	Termination or modification of existing RDA contracts includes the write-off of $3.7 million of prepaid assets, most of which were paid during 2010 prior to the implementation of the 2010 plan.
(2)	Termination or modification of existing RDA contracts includes the write-off of $4.7 million of prepaid assets, most of which were paid during 2009 prior to the implementation of the 2009 plan.

Details about the Company’s recorded restructuring expense for the three and six months ended June 30, 2010 and 2009 by expense type and restructuring plan are as follows:

	2010 Plan	2009 Plan	2008 Plan		2006 and Prior Plans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2010
Employee-related termination costs	$132	$—	$—		$—	$132
Termination or modification of existing RDA contracts	2,195	5	—		—	2,200
Termination of leases related to office closures and other	115	61	(6)		(317)	(147)

Total	$2,442	$66	$(6	) $	(317)	$2,185

	2009 Plan	2008 Plan	2006 and Prior Plans		Total
	(Dollars in thousands)
Three Months Ended June 30, 2009
Employee-related termination costs	$28	$—	$—		$28
Termination or modification of existing RDA contracts	20,608	—	—		20,608
Termination of leases related to office closures and other	—	662	211		873

Total	$20,636	$662	$211		$21,509

	2010 Plan	2009 Plan	2008 Plan		2006 and Prior Plans	Total
	(Dollars in thousands)
Six Months Ended June 30, 2010
Employee-related termination costs	$619	$—	$—		$—	$619
Termination or modification of existing RDA contracts	5,418	(614)	—		—	4,804
Termination of leases related to office closures and other	180	(24)	(116)		(317)	(277)

Total	$6,217	$(638)	$(116)		$(317)	$5,146

	2009 Plan	2008 Plan	2006 and Prior Plans		Total
	(Dollars in thousands)
Six Months Ended June 30, 2009
Employee-related termination costs	$269	$—	$ — $		269
Termination or modification of existing RDA contracts	22,101	—	—		22,101
Termination of leases related to office closures and other	1,080	2,137	211		3,428

Total	$23,450	$2,137	$211		$25,798

The following table details the restructuring liabilities by plan:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
2010 plan	$740	$—
2009 plan	1,285	10,690
2008 plan	1,654	2,585
2006 plan and prior plans	16,731	17,082

	$20,410	$30,357

The Company has included imputed interest associated with restructuring liabilities in interest expense in the condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest expense	$599	$503	$1,197	$1,010

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three and six months ended June 30, 2010 and 2009 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Income (loss) from continuing operations	$4,546	$(8,348)	$7,035	$(8,625)
Discontinued operations, net of tax	(1,138)	(3,439)	(1,930)	(2,774)

Net income (loss)	$3,408	$(11,787)	$5,105	$(11,399)

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,210,659	44,084,940	44,179,163	44,102,117
Dilutive effect of:
Restricted stock	145,535	—	131,748	—
Stock options	1,963	—	1,901	—

Weighted-average shares used in diluted computation	44,358,157	44,084,940	44,312,812	44,102,117
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.10	$(0.19)	$0.16	$(0.20)
Discontinued operations	(0.02)	(0.08)	(0.04)	(0.06)

Net income (loss)	$0.08	$(0.27)	$0.12	$(0.26)

The following are securities that could potentially dilute basic income per share in the future:

	June 30,
	2010	2009
Warrants	1,645,000	1,645,000
Stock options	1,786,942	2,701,581
Shares of restricted stock	885,404	521,268

For the three and six months ended June 30, 2010 and 2009, the following potentially dilutive securities were not included in the weighted-average number of common shares outstanding used in the computation of diluted income per common share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Warrants	1,645,000	(1)	1,645,000	(3)	1,645,000	(1)	1,645,000	(3)
Stock options	1,784,979	(1)	2,701,581	(3)	1,805,644	(1)	2,703,935	(3)
Shares of restricted stock	739,869	(2)	579,846	(3)	761,467	(2)	671,757	(3)

(1)	Excluded because the strike price was greater than the average market price of the Company’s common stock during the period, and the inclusion would be anti-dilutive or the calculation under the treasury stock method resulted in no additional diluted shares.
(2)	Excluded because either the performance goals related to the shares were not met at the end of the period or the calculation under the treasury stock method resulted in no additional diluted shares.
(3)	Excluded because the effect of inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended June 30, 2010

Net unrealized gain on cash flow hedges	$55	$91	$146

Other comprehensive gain, net of tax	$55	$91	$146

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended June 30, 2009

Net unrealized gains on cash flow hedges	$1,048	$(397)	$651

Other comprehensive gain, net of tax	$1,048	$(397)	$651

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Six Months Ended June 30, 2010

Net unrealized losses on cash flow hedges	$(591)	$392	$(199)

Other comprehensive loss, net of tax	$(591)	$392	$(199)

	Before- Tax Amount	Tax Benefit (Provision)	Net of Tax Amount
	(Dollars in thousands)
Six Months Ended June 30, 2009

Net unrealized gains on cash flow hedges	$2,146	$(815)	$1,331

Other comprehensive gain, net of tax	$2,146	$(815)	$1,331

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ending June 30, 2010 and 2009, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the three and six months ended June 30, 2009, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps. There were no off-market terms present in any of the Company’s interest rate swaps during the three and six months ended June 30, 2010 and no hedge ineffectiveness.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending June 30, 2011, the Company estimates that $2.0 million, excluding deferred taxes, will be reclassified from AOCI into earnings as an increase to interest expense.

As of June 30, 2010 and December 31, 2009, the Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk:

	Notional Amount at
Interest Rate Derivatives	June 30, 2010		December 31, 2009
	(Dollars in thousands)
Interest rate swaps	$200,000	(1)	$200,000
Interest rate swap (forward starting December 31, 2010; matures December 30, 2011)	$50,000		$—

(1)	One interest rate swap with a notional amount of $50.0 million matures on December 31, 2010; one interest rate swap with a notional amount of $50.0 million matures on September 30, 2011; and one interest rate swap with a notional amount of $100.0 million matures on December 30, 2011.

Tabular Disclosure of Fair Values of Derivative Financial Instruments in the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet as of June 30, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative financial instruments designated in hedging relationships
Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$449

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	2,071

Total derivative financial instruments designated in hedging relationships		$—		$2,520

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet as of December 31, 2009:

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

Tabular Disclosure of the Effect of Derivative Financial Instruments in the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the three months ended June 30, 2010 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$146	Interest expense	$788	Interest expense	$—

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the six months ended June 30, 2010 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(199)	Interest expense	$1,588	Interest expense	$—

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the three months ended June 30, 2009 (dollars in thousands):

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

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the six months ended June 30, 2009 (dollars in thousands):

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

The termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million and $2.0 million as of June 30, 2010 and December 31, 2009, respectively. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $2.6 million and $2.0 million as of June 30, 2010 and December 31, 2009, respectively.

Note 16. Commitments and Contingencies

Litigation-Related Matters

The Company is involved in lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of the Company’s current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, the Company believes that, in the aggregate, the outcome of all such lawsuits and claims, including contract-related claims in the event the settlement of the About.com litigation described below does not become effective, will not have a material effect on its long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations or cash flows of any particular period in which costs, if any, are recognized or amounts in resolution, if any, are paid.

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. There were no such payments made during the six months ended June 30, 2010. As of June 30, 2010 and December 31, 2009, the Company had established reserves for litigation-related losses of $5.8 million.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware (“Chancery Court”) under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co. L.P. (“KKR”), and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that KKR and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Chancery Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (“SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleged that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market, while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. On March 16, 2010, plaintiffs filed a Third Amended and Consolidated Derivative Complaint (“TAC”), including additional allegations concerning KKR’s purchases of PRIMEDIA preferred stock in 2002. On June 16, 2010, the Chancery Court granted the SLC’s motion and dismissed the TAC with prejudice. On July 15, 2010, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware.

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

In December 2009, the parties reached an agreement in principle to settle the case in its entirety for $5.75 million. Counsel for the parties subsequently entered into a settlement agreement. On or about March 12, 2010, a motion was made for preliminary approval of the settlement, which the judge in the case granted on or about April 19, 2010. A fairness hearing is currently scheduled for October 7, 2010 to consider, among other things, final approval of the settlement. The Company expects to pay the settlement amount into escrow in September 2010.

Patent Litigation

In March 2010, the Company was named as one of a number of defendants in a lawsuit filed in United States District Court for the District of Delaware by Smarter Agent LLC under the caption, Smarter Agent LLC v. Boopsie, Inc., et al. The complaint alleges that the defendants have each infringed on patents owned by the plaintiff relating to mobile device application technology and seeks unspecified damages and injunctive relief. The Company is in the initial stages of investigating this matter and, therefore, is unable to express an opinion on the outcome of this case. The Company intends to vigorously defend against the claims raised in the lawsuit.

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

The Company also has other contingent tax-related liabilities arising from positions taken with the filing of certain tax returns. The Company has recorded reserves, included in accrued expenses and other in the condensed consolidated balance sheet, of $4.6 million and $5.1 million at June 30, 2010 and December 31, 2009, respectively, for all of its tax-related contingencies. During the three and six months ended June 30, 2010 and 2009, the Company recorded expense, included in other income, net in the condensed consolidated statement of operations, for changes in its estimated liability for tax-related contingencies attributable to continuing and discontinued operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Continuing operations	$3	$108	$6	$402
Discontinued operations	17	(77)	42	(664)

Total	$20	$31	$48	$(262)

As a result of the conclusion of the bankruptcy proceedings of an acquirer of one of the Company’s former subsidiaries, it is possible that by the end of 2010, the Company may be able to conclude that approximately $0.8 million to $1.4 million of its tax-related contingencies have been eliminated. Should that conclusion be reached, the Company will report an increase in discontinued operations, net of tax in its results of operations.

Note 17. Subsequent Events

Cash Dividend Declared

On August 2, 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on or about August 25, 2010, to stockholders of record on August 16, 2010.

Term Loan B Facility Repurchase

In August 2010, the Company repurchased and retired $5.0 million in principal of its Term Loan B Facility for approximately $4.5 million. In connection with the repurchase, the Company also wrote off approximately $0.1 million in deferred financing fees, resulting in a net gain of approximately $0.4 million.

Revolving Facility Borrowings

In August 2010, the Company borrowed $2.0 million against its Revolving Facility. The Company expects to repay the amount borrowed within the month.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Form 10-Q, which we refer to as this “Report,” the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “estimates,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, related adverse trends and conditions in the apartment leasing and new home sales sectors of the residential real estate industry; changes in technology and competition; the implementation and results of our ongoing strategic and cost-cutting initiatives; the demand by customers for our products and services; expenses of or adverse results from litigation; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and operating performance during the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Report.

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

2010 Second Quarter Results

Total revenue for the quarter was $58.6 million, representing a $6.6 million decrease from the second quarter of 2009, due to a $3.1 million decrease in Apartments advertising revenue, a $1.1 million decrease in New Homes advertising revenue and a $2.4 million decrease in distribution revenue. Income from continuing operations was $4.5 million, or $0.10 per diluted common share, for the quarter, compared to a loss from continuing operations of $(8.3) million, or $(0.19) per diluted common share, for the second quarter of 2009. The change was primarily due to a $26.7 million net reduction in total costs and expenses, $19.3 million of which resulted from a decrease in the provision for restructuring costs, partially offset by lower revenue of $6.6 million and an increase in provision for income taxes of $7.2 million. Net income increased by $15.2 million to $3.4 million, or $0.08 per diluted common share, due to the factors above and a $2.3 million increase in discontinued operations, net of tax.

2010 Business Trends and Outlook

As measured by leads, over 75% of the value we now deliver to our clients on a national basis has shifted to our digital products and services, and we expect our advertiser clients to increasingly favor digital products and services in their advertising budgets. In addition, we are aggressively pursuing enhancements to our product portfolio to provide more flexibility to our clients, based on specific markets and market segments, to purchase more customized mixes of products, product features and services on a stand-alone and package basis. These enhancements are intended to maximize clients’ advertising return on investment and ultimately provide an opportunity for us to grow revenue as we continue to grow client count.

We anticipate negative economic conditions, including relatively high unemployment rates, and market conditions, including lower vacancy rates and effective rent levels, will continue to pressure pricing. In light of these and other competitive conditions, we expect continuing declines in revenue per community served for the remainder of 2010, even as we continue to grow client count. For Apartments, we currently expect to see a 5.5% - 6.5% year-over-year decline in third quarter 2010 revenue. We also expect year-over-year declines in third quarter 2010 revenue of approximately $1.0 million for New Homes and $1.0 million for distribution.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Consolidated Results

Revenue, Net

	Three Months Ended June 30,		$ Change Favorable/	% Change Favorable/
Revenue Component	2010	2009	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Apartments	$48,832	$51,926	$(3,094)	(6.0)%
New Homes	3,546	4,633	(1,087)	(23.5)

Total advertising revenue	52,378	56,559	(4,181)	(7.4)
Distribution	6,259	8,647	(2,388)	(27.6)

Total revenue, net	$58,637	$65,206	$(6,569)	(10.1)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93.2% of advertising revenue during the three months ended June 30, 2010, experienced a decrease in revenue of 6.0% compared to the same period in 2009, primarily due to a 13.6% decrease in revenue per community served by Apartment Guide, which was partially offset by a 7.6% increase in apartment communities served. The number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Revenue per community served decreased, in part, as a result of national and local economic conditions and local market factors, primarily occupancy rates and effective rent levels. Competitive conditions also pressured pricing, as our competitors reduced advertising rates to retain clients. Effective rents are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

During the second quarter of 2010, occupancy rates in our Apartment Guide markets ranged from 84% to 98%, with an average of 93.3%, compared to 92.1% in the second quarter of 2009, with the majority of markets experiencing occupancy levels between 90% and 96%. In Apartment Guide markets, effective rents were up 1.3% compared to the same period in 2009. The combination of these average occupancy rates and a slight increase in effective rents is a welcome signal of future stability in the industry and our markets as a whole. However, roughly one-half of Apartment Guide markets remain either outside this 90% to 95% occupancy rate range or continue to experience lower effective rents year over year.

Rentals.com revenue declined by 0.5% during the second quarter of 2010 compared to the same period in 2009. The decline was primarily due to a decrease in revenue per listing and a decrease in the number of paid listings through the self-provisioning feature of the Rentals.com websites, partially offset by an increase in the number of listings derived from property managers.

New Homes

New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com, representing approximately 6.8% of advertising revenue during the three months ended June 30, 2010, decreased 23.5% compared to the same period in 2009. The decrease in revenue was primarily due to a 29.7% decrease in revenue per community served, partially offset by an 8.9% increase in new home communities served. This decrease in revenue resulted from declines in standard and premium advertising spend by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the second quarter of 2010. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we have suspended 13 print directories, and as of June 30, 2010, we published New Home Guides in 20 markets. We may suspend additional New Home Guide print directories. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 27.6% during the three months ended June 30, 2010 compared to the same period in 2009. We realized a 16.7% decrease in the number of pockets sold in our display racks during the period and a 13.2% decrease in the average revenue per pocket due to softness in demand, as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements included elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended June 30,		$ Change (Favorable)/	% Change (Favorable)/
Costs and Expenses Component	2010	2009	Unfavorable	Unfavorable
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$4,036	$5,948	$(1,912)	(32.1)%
Marketing and selling	19,830	20,198	(368)	(1.8)
Distribution and circulation	9,840	15,826	(5,986)	(37.8)
General and administrative expenses	8,985	10,050	(1,065)	(10.6)
Depreciation and amortization of property and equipment	3,190	3,392	(202)	(6.0)
Amortization of intangible assets	951	617	334	54.1
Provision for restructuring costs	2,185	21,509	(19,324)	(89.8)
Interest expense	2,896	4,207	(1,311)	(31.2)
Amortization of deferred financing costs	227	224	3	1.3
Other income, net	(1,196)	(4,374)	3,178	72.7

Total cost and expenses	$50,944	$77,597	$(26,653)	(34.3)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size, as well as distribution optimization.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our retail display allowances, or RDAs, contracts since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of restructuring charges we incurred during 2009 and 2010 related to actions we took to reduce our ongoing distribution costs.

General and administrative expenses declined, primarily due to a decrease of $0.7 million in bad debt expense and a decrease of $0.4 million in facility costs.

The provision for restructuring costs decreased primarily due to a decline of $18.4 million of costs associated with certain underperforming RDAs and a decline of $1.0 million of costs associated with the termination of leases related to office closures, which are more fully described in Note 12 to the condensed consolidated financial statements.

Interest expense decreased primarily due to lower average debt levels, as during the second quarter of 2009, we repurchased and retired $14.0 million in principal of our Term Loan B Facility, and during the fourth quarter of 2009, we repurchased and retired another $6.3 million in principal. The decrease is also attributable to a lower weighted-average interest rate during 2010.

The change in other income, net is primarily due to a gain on the sale of a cost-method investment of $0.5 million recognized in the second quarter of 2009 and a $3.6 million gain on the repurchase of debt during the second quarter of 2009, compared to a $0.7 million gain on the repurchase of debt during the second quarter of 2010.

Income Taxes

Our effective tax rate on income from continuing operations for the three months ended June 30, 2010 was 40.9%, compared to (32.6)% for the three months ended June 30, 2009.

The total tax expense from continuing operations for the three months ended June 30, 2010 was $3.1 million, which was comprised of approximately $3.1 million due to the provision for tax expenses on a pre-tax income (loss), adjusted for permanent differences, and $0.1 million due to an increase in recorded reserves related to prior years’ uncertain tax positions, partially offset by a $0.1 million benefit due to other miscellaneous adjustments.

The total tax benefit from continuing operations for the three months ended June 30, 2009 was $4.0 million, which was comprised of approximately $4.4 million benefit for tax expense on pre-tax income (loss), adjusted for permanent differences, partially offset by expense of $0.1 million related to reserves for prior years’ uncertain tax positions, expense of $0.2 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and expense of $0.1 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the condensed consolidated statement of operations for all periods presented.

The components of discontinued operations for the three months ended June 30, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—

Provision for litigation reserves and settlements	$(43)	$—
Professional fees	(211)	(430)
Adjustments to accrued operating lease liabilities	(862)	(2,621)
Insurance-related expenses	218	(166)
Tax-related contingencies	(18)	77
Write-off of receivables and other assets	—	(259)
Other	(303)	(122)

Loss from discontinued operations before benefit for income taxes	(1,219)	(3,521)
Benefit for income taxes	81	82

Discontinued operations, net of tax	$(1,138)	$(3,439)

The components of the benefit for income taxes included in discontinued operations for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Benefit for tax expense on pre-tax loss, adjusted for permanent differences	$128	$314
Change in liability for uncertain tax positions	(69)	60
Changes in estimates included in prior year tax provision	22	(292)

Total benefit for income taxes	$81	$82

During the three months ended June 30, 2010, we recognized a tax benefit, adjusted for permanent differences, of less than $0.1 million in discontinued operations, primarily as a result of the generation of a pre-tax loss for income tax purposes, partially offset by changes to the liability for uncertain tax positions.

During the three months ended June 30, 2009, we recognized a tax benefit of less than $0.1 million in discontinued operations, primarily as a result of the generation of a pre-tax loss for income tax purposes, offset by an adjustment due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated Results

Revenue, Net

	Six Months Ended June 30,		$ Change Favorable/	% Change Favorable/
Revenue Component	2010	2009	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Apartments	$97,974	$103,935	$(5,961)	(5.7)%
New Homes	7,164	10,664	(3,500)	(32.8)

Total advertising revenue	105,138	114,599	(9,461)	(8.3)
Distribution	12,809	19,065	(6,256)	(32.8)

Total revenue, net	$117,947	$133,664	$(15,717)	(11.8)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93.2% of advertising revenue during the six months ended June 30, 2010, experienced a decrease in revenue of 5.7% compared to the same period in 2009, primarily due to a 12.8% decrease in revenue per community served by Apartment Guide, which was partially offset by a 7.2% increase in apartment communities served. The number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Revenue per community served decreased, in part, as a result of national and local economic conditions and local market factors, primarily occupancy rates and effective rent levels. Competitive conditions also pressured pricing, as our competitors reduced advertising rates to retain clients. Effective rents are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates in excess of 95% or below 90% ordinarily result in a decrease in revenue per community served. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

During the first six months of 2010, occupancy rates in Apartment Guide markets ranged from 86% to 97%, with an average of 92.8%, compared to 91.9% in 2009, with the majority of markets experiencing occupancy levels between 90% and 95%. In Apartment Guide markets, effective rents were down 0.3% compared to the same period in 2009.

Rentals.com revenue declined by 2.3% during the first six months of 2010 compared to the same period in 2009. The decline was primarily due to a decrease in revenue per listing and a decrease in the number of paid listings through the self-provisioning feature of the Rentals.com websites, partially offset by an increase in the number of listings derived from property managers.

New Homes

New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com, representing approximately 6.8% of advertising revenue during the six months ended June 30, 2010, decreased 32.8% compared to the same period in 2009. The decrease in revenue was primarily due to a 34.8% decrease in revenue per community served, partially offset by a 3.6% increase in new home communities served. This decrease in revenue resulted from declines in standard and premium advertising spend by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the first six months of 2010. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we have suspended 13 print directories, and as of June 30, 2010, we published New Home Guides in 20 markets. We may suspend additional New Home Guide print directories. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 32.8% during the six months ended June 30, 2010 compared to the same period in 2009. We realized a 19.4% decrease in the number of pockets sold in our display racks during the period and a 16.5% decrease in the average revenue per pocket due to softness in demand, as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements included elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Six Months Ended June 30,		$ Change (Favorable)/	% Change (Favorable)/
Costs and Expenses Component	2010	2009	Unfavorable	Unfavorable
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$8,797	$12,483	$(3,686)	(29.5)%
Marketing and selling	38,308	40,511	(2,203)	(5.4)
Distribution and circulation	21,416	35,060	(13,644)	(38.9)
General and administrative expenses	18,414	21,432	(3,018)	(14.1)
Depreciation and amortization of property and equipment	6,300	6,868	(568)	(8.3)
Amortization of intangible assets	2,340	1,236	1,104	89.3
Provision for restructuring costs	5,146	25,798	(20,652)	(80.1)
Interest expense	5,817	8,455	(2,638)	(31.2)
Amortization of deferred financing costs	454	449	5	1.1
Other income, net	(1,532)	(6,463)	4,931	76.3

Total cost and expenses	$105,460	$145,829	$(40,369)	(27.7)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size, as well as distribution optimization.

The decrease in marketing and selling was primarily due to a reduction in our sales force headcount, partially offset by an increase in search engine marketing costs.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our RDA contracts since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of restructuring charges we incurred during 2009 and 2010 related to actions we took to reduce our ongoing distribution costs.

General and administrative expenses declined, primarily due to a decrease of $2.1 million in bad debt expense and a decrease of $0.6 million in facility costs.

The increase in amortization of intangible assets is primarily due to a change in estimate for two of our customer lists, which is more fully discussed in Note 3 to the condensed consolidated financial statements.

The provision for restructuring costs decreased primarily due to a decline of $17.3 million of costs associated with certain underperforming RDAs and a decline of $3.7 million of costs associated with the termination of leases related to office closures, which are more fully described in Note 12 to the condensed consolidated financial statements.

Interest expense decreased primarily due to lower average debt levels, as during the second quarter of 2009, we repurchased and retired $14.0 million in principal of our Term Loan B Facility, and during the fourth quarter of 2009, we repurchased and retired another $6.3 million in principal. The decrease is also attributable to a lower weighted-average interest rate during 2010.

The change in other income, net is primarily due to a gain on the sale of cost-method investments of $2.3 million recognized in the first six months of 2009 and a $3.6 million gain on the repurchase of debt during the six months ended June 30, 2009, compared to a $0.7 million gain on the repurchase of debt during the six months ended June 30, 2010.

Income Taxes

Our effective tax rate on income from continuing operations for the six months ended June 30, 2010 was 43.7%, compared to (29.1)% for the six months ended June 30, 2009.

The total tax expense from continuing operations for the six months ended June 30, 2010 was $5.5 million, which was comprised of approximately $5.3 million due to provision for tax expense on a pre-tax income (loss), adjusted for permanent differences, expense of $0.1 million due to an increase in recorded reserves related to prior years’ uncertain tax positions and $0.1 million due to other miscellaneous adjustments.

The total tax benefit from continuing operations for the six months ended June 30, 2009 was $3.5 million, which was comprised of approximately $4.3 million benefit for tax expense on pre-tax income (loss), adjusted for permanent differences, partially offset by expense of $0.3 million related to reserves for prior years’ uncertain tax positions, expense of $0.4 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients, and expense of $0.1 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the condensed consolidated statement of operations for all periods presented.

The components of discontinued operations for the six months ended June 30, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—

Provision for litigation reserves and settlements	$(43)	$—
Professional fees	(349)	(679)
Adjustments to accrued operating lease liabilities	(1,028)	(2,403)
Insurance-related expenses	73	(231)
Tax-related contingencies	(42)	663
Write-off of receivables and other assets	—	(259)
Other	(187)	(105)

Loss from discontinued operations before (provision) benefit for income taxes	(1,576)	(3,014)
(Provision) benefit for income taxes	(354)	240

Discontinued operations, net of tax	$(1,930)	$(2,774)

The components of the (provision) benefit for income taxes included in discontinued operations for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Provision for tax expense on pre-tax loss, adjusted for permanent differences	$(136)	$(133)
Change in liability for uncertain tax positions	(239)	137
Changes in estimates included in prior year tax provision	21	236

Total (provision) benefit for income taxes	$(354)	$240

During the six months ended June 30, 2010, we recognized a tax provision of $0.4 million in discontinued operations, primarily as a result of changes to the liability for uncertain tax positions and a provision on pre-tax loss resulting from permanent differences between taxable income for income tax and financial reporting purposes.

During the six months ended June 30, 2009, we recognized a tax benefit of $0.2 million in discontinued operations, primarily as a result of recording an adjustment due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Liquidity, Capital and Other Resources

Highlights of our liquidity position are as follows:

	As of and for the Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$4,410	$2,064
Current assets	39,794	49,544
Current liabilities	45,702	62,713
Working capital	(5,908)	(13,169)
Current debt (current maturities of long-term debt and revolving credit facility)	2,801	3,000
Long-term debt	213,503	230,083
Net debt	211,894	231,019
Cash flows from operating activities	15,835	5,019
Cash flows from investing activities	(6,535)	(2,279)
Cash flows from financing activities	(14,362)	(32,146)
Additions to property and equipment	6,535	4,539
Capital lease payments	238	345
Free cash flow (net cash from operating activities adjusted for additions to property, equipment and other, net, exclusive of acquisitions, and capital lease payments)	9,062	135
Cash dividends paid	6,186	6,166
(Borrowings) and repayments under credit agreements, net	7,879	24,530
Unused bank commitments	85,901	85,163
Leverage ratio (as defined in bank credit facility)	2.7	3.0

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

Outlook

For the remainder of 2010, our primary uses of cash are expected to represent expenditures related to:

•	the ongoing operations of our business;

•	capital expenditures of $6.5 million to $10.5 million;

•	required principal payments of our outstanding debt, including capital leases, of $1.4 million;

•	interest on our outstanding debt;

•	obligations arising from RDA restructuring activities of $0.9 million;

•	obligations arising from other restructuring activities, including real estate leases of $5.1 million;

•	settlement of the About.com litigation of $5.8 million;

•	the payment of dividends to our stockholders;

•	the opportunistic repurchase of outstanding shares of our common stock, if any; and

•	the opportunistic repurchase of debt outstanding under our Term Loan B Facility, if any.

Working Capital

The increase in working capital as of June 30, 2010 compared to June 30, 2009 was primarily due to the reduction in the number of locations serviced under our RDAs due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements included elsewhere in this Report.

Net Debt

Since June 30, 2009, we decreased our net debt by $19.1 million, primarily by the scheduled repayments of $2.5 million in principal and the repurchase of approximately $13.8 million in principal under our Term Loan B Facility and an increase of $2.3 million in cash and cash equivalents.

Cash Flows from Operating Activities

Our cash flows from operating activities are summarized as follows:

	Six Months Ended June 30,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Net income (loss)	$5,105	$(11,399)	$16,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,094	8,553	541
Gain on sale of cost-method investments	—	(2,260)	2,260
Gain on repurchase of debt	(726)	(3,635)	2,909
Stock-based compensation	1,381	918	463
Deferred income taxes	4,682	(4,272)	8,954
Bad debt expense	625	2,695	(2,070)
Loss on disposal of property and equipment	—	12	(12)
(Increase) decrease in:
Accounts receivable, net	(1,671)	210	(1,881)
Inventories	(29)	48	(77)
Prepaid expenses and other	9,223	9,773	(550)
(Decrease) increase in:
Accounts payable	(4,572)	(5,981)	1,409
Accrued expenses and other	(5,210)	5,663	(10,873)
Deferred revenue	(188)	(787)	599
Other non-current liabilities	(1,879)	5,431	(7,310)
Other, net	—	50	(50)

Net cash provided by operating activities	$15,835	$5,019	$10,816

Cash flows from operating activities increased during the six months ended June 30, 2010 from June 30, 2009, primarily due to an increase in net income, partially offset by payments of restructuring liabilities.

Cash Flows from Investing Activities

Our cash flows from investing activities are summarized as follows:

	Six Months Ended June 30,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Proceeds from sale of cost-method investments	$—	$2,260	$(2,260)
Additions to property and equipment	(6,535)	(4,539)	(1,996)

Net cash used in investing activities	$(6,535)	$(2,279)	$(4,256)

The decrease in cash flows from investing activities during the six months ended June 30, 2010 from June 30, 2009 was primarily due to the cash proceeds received from the sale of cost-method investments during the six months ended June 30, 2009.

Cash Flows from Financing Activities

Our cash flows from financing activities are summarized as follows:

	Six Months Ended June 30,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Payment of dividends on common stock	$(6,186)	$(6,166)	$(20)
Net repayments under revolving credit facility	—	(13,200)	13,200
Payments for deferred and other financing fees	—	(503)	503
Payments for repurchase of debt	(6,629)	(10,080)	3,451
Repayments of borrowings under credit agreements	(1,250)	(1,250)	—
Capital lease payments	(238)	(345)	107
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(59)	(175)	116
Repurchases of common stock	—	(427)	427

Net cash used in financing activities	$(14,362)	$(32,146)	$17,784

The decrease in cash flows from financing activities was primarily attributable to net repayments under our revolving credit facility of $13.2 million, payment of $0.5 million in deferred and other financing fees and payment of $0.4 million for repurchases of common stock, all during the first six months of 2009, and a $3.5 million decrease of cash used for the repurchase and redemption of long-term debt.

Free Cash Flow

We believe that the use of free cash flow enables our chief operating decision maker, our President and Chief Executive Officer, to make decisions based on our cash resources. We also believe that free cash flow provides useful information to investors as it is considered to be an indicator of our liquidity, including our ability to reduce debt and make strategic investments.

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

The following table presents our free cash flow:

	Six Months Ended June 30,
			$ Change
	2010	2009	From 2009
	(Dollars in thousands)
Net cash provided by operating activities	$15,835	$5,019	$10,816
Additions to property and equipment	(6,535)	(4,539)	(1,996)
Capital lease payments	(238)	(345)	107

Free cash flow	$9,062	$135	$8,927

Our free cash flow increased during the six months ended June 30, 2010, primarily due to an increase in net income, partially offset by payments of restructuring liabilities and increased additions to property and equipment.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $88.0 million, which matures on August 1, 2013, and (2) a Term Loan B credit facility (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at June 30, 2010 was 2.10%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $200.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $16.0 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at June 30, 2010 was 2.52%.

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

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $206.0 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we were required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

The bank credit facilities consisted of the following as of June 30, 2010:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$215,971	$303,971
Borrowings outstanding	—	(215,971)	(215,971)
Letters of credit outstanding	(2,099)	—	(2,099)

Unused bank commitments	$85,901	$—	$85,901

The weighted-average of our commitment fees under the bank credit facilities during the six months ended June 30, 2010 was 0.30%.

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

Term Loan B Facility Repurchases

On June 30, 2010, we repurchased and retired approximately $7.5 million in principal of our Term Loan B Facility for approximately $6.6 million. In connection with the repurchase, we also wrote off approximately $0.2 million in deferred financing fees, resulting in a net gain of approximately $0.7 million, which is included in other income, net in the condensed consolidated statement of operations.

On June 30, 2009, we repurchased and retired $14.0 million in principal of our Term Loan B Facility for approximately $10.1 million. In connection with the repurchase, we also wrote off approximately $0.3 million in deferred financing fees, resulting in a net gain of approximately $3.6 million, which is included in other income, net in the condensed consolidated statement of operations.

As is more fully discussed in Note 17 to the condensed consolidated financial statements, in August 2010, we repurchased and retired approximately $5.0 million in principal of our Term Loan B Facility for approximately $4.5 million.

Revolving Facility Borrowings

Selected activity under our Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
March 2009	$—	$8,800
June 2009	—	4,400
July 2009	5,000	5,000
February 2010	9,000	—
May 2010	—	9,000

As discussed in Note 17 to the condensed consolidated financial statements, in August 2010, we borrowed $2.0 million against our Revolving Facility. We expect to repay the amount borrowed within the month.

Interest Rate Swaps

As of June 30, 2010, we were party to four interest rates swaps with an aggregate notional amount of $250.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. The following is a summary of our outstanding interest rate swaps at June 30, 2010 (dollars in thousands):

Maturity Date	Notional Amount
December 31, 2010	$50,000
September 30, 2011	50,000
December 30, 2011	100,000
December 30, 2011 (forward starting December 31, 2010)	50,000

As a result of these interest rate swaps, we expect the weighted-average cost of our Term Loan B Facility to be approximately 3.8% during the three months ended September 30, 2010.

Off Balance Sheet Arrangements

We have no variable interest entities or off balance sheet debt other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 2.7 to 1 at June 30, 2010.

Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at June 30, 2010, the applicable margin over the eurodollar borrowing rate will decline to 200 basis points for the third quarter of 2010.

At June 30, 2010, we were in compliance with all of our debt covenants.

Contingencies and Other

As is more fully discussed in Note 16 “Commitments and Contingencies” under Part I, Item 1 of this Form 10-Q, we are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of our current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims, including contract-related claims in the event the settlement of the About.com litigation described in Note 16 does not become effective, will not have a material effect on our long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations or cash flows of any particular period in which costs, if any, are recognized or amounts in resolution, if any, are paid.

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

Recent Accounting Developments

See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” to the condensed consolidated financial statements, included elsewhere in this Report.

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

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $216.0 million as of June 30, 2010. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of June 30, 2010. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$150
+50	75
-50	(75)
-100	(150)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As is more fully discussed in Note 16 “Commitments and Contingencies” under Part I, Item 1 of this Form 10-Q, we are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of our current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims, including contract-related claims in the event the settlement of the About.com litigation described in Note 16 does not become effective, will not have a material effect on our long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations or cash flows of any particular period in which costs, if any, are recognized or amounts in resolution, if any, are paid.

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the six months ended June 30, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock through December 31, 2010. Under the terms of the Repurchase Program, we may repurchase shares in open market purchases or through privately negotiated transactions. We have used cash on hand to fund repurchases of our common stock and we expect to use cash on hand to fund any additional stock repurchases under the Repurchase Program. During the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase any additional shares of our common stock during 2009 or the six months ended June 30, 2010. The reacquired shares have been designated as treasury shares. As of June 30, 2010, we had $4.6 million available under the Repurchase Program for further share repurchases, which we may make.

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

PRIMEDIA Inc.
(Registrant)

Date: August 9, 2010	/S/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/S/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)