Form 10-Q
period 2010-09-30
PRIMEDIA INC
filed 2010-10-29
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 27, 2010
Common Stock, par value $0.01 per share	44,210,659

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$4,729	$9,472
Accounts receivable (net of allowance for doubtful accounts of $1,023 and $1,217, respectively)	26,753	24,802
Inventories	461	432
Prepaid expenses and other	8,364	16,583
Deferred tax asset, net	1,079	1,470

Total current assets	41,386	52,759

Property and equipment (net of accumulated depreciation and amortization of $33,650 and $80,932, respectively)	17,506	17,997
Intangible assets, net	17,429	20,667
Goodwill	129,305	129,305
Deferred tax asset - non-current, net	—	8,275
Other non-current assets	9,899	10,726

Total assets	$215,525	$239,729

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$5,719	$11,788
Accrued expenses and other	27,082	39,294
Deferred revenue	2,935	2,099
Revolving credit facility	8,700	—
Current maturities of long-term debt and capital lease obligations	2,718	2,922

Total current liabilities	47,154	56,103

Long-term debt	205,917	222,349
Deferred revenue	6,375	7,650
Deferred tax liability - non-current, net	104	—
Other non-current liabilities	53,768	55,786

Total liabilities	313,318	341,888

Commitments and contingencies (Note 16)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 45,857,397 and 45,793,697 shares issued, respectively; 44,210,659 and 44,146,959 shares outstanding, respectively	458	457
Additional paid-in capital (including warrants of $31,690)	2,375,689	2,373,684
Accumulated deficit	(2,395,743)	(2,398,469)
Common stock in treasury, at cost (1,646,738 shares)	(76,304)	(76,304)
Accumulated other comprehensive loss, net	(1,893)	(1,527)

Total stockholders’ deficiency	(97,793)	(102,159)

Total liabilities and stockholders’ deficiency	$215,525	$239,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$52,287	$55,774
Distribution	6,150	7,240

Total revenue, net	58,437	63,014

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	3,277	5,645
Marketing and selling	19,698	18,832
Distribution and circulation	9,640	12,971
General and administrative expenses	9,386	8,873
Depreciation and amortization of property and equipment	3,249	3,130
Amortization of intangible assets	898	617
Provision for restructuring costs	331	(156)
Interest expense	2,737	3,897
Amortization of deferred financing costs	215	233
Other (income) expense, net	(1,012)	1,173

Total costs and expenses	48,419	55,215

Income from continuing operations before provison for income taxes	10,018	7,799
Provision for income taxes	(3,455)	(2,103)

Income from continuing operations	6,563	5,696

Discontinued operations, net of tax	338	(1,957)

Net income	$6,901	$3,739

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.15	$0.13
Discontinued operations	0.01	(0.05)

Net income	$0.16	$0.08

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,210,659	44,146,959

Weighted-average diluted shares of common stock outstanding	44,388,489	44,167,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$157,425	$170,373
Distribution	18,959	26,305

Total revenue, net	176,384	196,678

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	12,073	18,128
Marketing and selling	58,006	59,344
Distribution and circulation	31,056	48,031
General and administrative expenses	27,800	30,306
Depreciation and amortization of property and equipment	9,550	9,998
Amortization of intangible assets	3,238	1,853
Provision for restructuring costs	5,477	25,643
Interest expense	8,554	12,353
Amortization of deferred financing costs	669	682
Other income, net	(2,545)	(5,289)

Total costs and expenses	153,878	201,049

Income (loss) from continuing operations before (provison) benefit for income taxes	22,506	(4,371)
(Provision) benefit for income taxes	(8,907)	1,438

Income (loss) from continuing operations	13,599	(2,933)

Discontinued operations, net of tax	(1,592)	(4,730)

Net income (loss)	$12,007	$(7,663)

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.31	$(0.07)
Discontinued operations	(0.04)	(0.10)

Net income (loss)	$0.27	$(0.17)

Dividends declared per share of common stock outstanding	$0.21	$0.21

Weighted-average basic shares of common stock outstanding	44,189,662	44,117,064

Weighted-average diluted shares of common stock outstanding	44,338,038	44,117,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Nine Months Ended September 30, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at December 31, 2009	45,793,697	$457	$2,373,684	$(2,398,469)	$(76,304)	$(1,527)	$(102,159)
Comprehensive income:
Net income	—	—	—	12,007	—	—	12,007
Other comprehensive loss
Unrealized losses on cash flow hedges, net	—	—	—	—	—	(366)	(366)

Total comprehensive income							11,641
Non-cash charges for stock-based compensation	—	—	2,065	—	—	—	2,065
Issuances of common stock, net of shares withheld for employee taxes and other	63,700	1	(60)	—	—	—	(59)
Cash dividends declared on common stock ($0.21 per share)	—	—	—	(9,281)	—	—	(9,281)

Balance at September 30, 2010	45,857,397	$458	$2,375,689	$(2,395,743)	$(76,304)	$(1,893)	$(97,793)

Total comprehensive income for the three months ended September 30, 2010 and 2009 was $6.7 million and $5.3 million, respectively. Total comprehensive loss for the nine months ended September 30, 2009 was $4.8 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$12,007	$(7,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,457	12,533
Impairment of cost-method investments	—	1,500
Gain on sale of cost-method investments	—	(2,260)
Gain on repurchase of debt	(1,408)	(3,635)
Stock-based compensation	2,065	1,231
Deferred income taxes	9,386	(1,632)
Bad debt expense	864	3,589
(Increase) decrease in:
Accounts receivable, net	(2,815)	(2,029)
Inventories	(29)	282
Prepaid expenses and other	8,141	16,011
(Decrease) increase in:
Accounts payable	(5,750)	(4,971)
Accrued expenses and other	(11,274)	6,194
Deferred revenue	(439)	(1,275)
Other non-current liabilities	(3,616)	3
Other, net	1	15

Net cash provided by operating activities	20,590	17,893

Investing activities:
Proceeds from sale of cost-method investments	—	2,260
Additions to property and equipment	(9,704)	(7,667)
Other, net	3	—

Net cash used in investing activities	(9,701)	(5,407)

Financing activities:
Payment of dividends on common stock	(9,281)	(9,257)
Borrowings under revolving credit facility	19,700	5,000
Repayments under revolving credit facility	(11,000)	(18,200)
Payments for deferred and other financing fees	—	(512)
Payments for repurchase of debt	(12,784)	(10,080)
Repayments of borrowings under credit agreements	(1,875)	(1,875)
Capital lease payments	(333)	(477)
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(59)	(173)
Repurchases of common stock	—	(427)

Net cash used in financing activities	(15,632)	(36,001)

Decrease in cash and cash equivalents	(4,743)	(23,515)
Cash and cash equivalents, beginning of period	9,472	31,470

Cash and cash equivalents, end of period	$4,729	$7,955

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$8,721	$12,691

Cash refunded for income taxes, net	$(9,833)	$(19,558)

Noncash investing and financing activities:
Accrued property and equipment acquisitions	$552	$468

Equipment acquisitions under capital leases	$—	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of September 30, 2010 and December 31, 2009, the results of consolidated operations of the Company for the three and nine months ended September 30, 2010 and 2009, consolidated changes in stockholders’ deficiency of the Company for the nine months ended September 30, 2010, and consolidated cash flows of the Company for the nine months ended September 30, 2010 and 2009. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for a full year.

The Company’s banking arrangements allow it to fund outstanding checks drawn on zero-balance disbursement accounts when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts in the amount of $2.0 million, $3.7 million and $5.4 million are recorded in accounts payable in the condensed consolidated balance sheet as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively, and are reflected as an operating activity in the condensed consolidated statement of cash flows.

Recent Accounting Pronouncements

Enhanced Disclosures of Fair Value Measurements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2010-06, which requires new disclosures regarding:

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

The Company adopted all of the disclosure requirements of ASU 2010-6, effective January 1, 2010, except for those about purchases, sales, issuances and settlements. (see Note 6).

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, which provides new criteria for separating consideration in multiple-deliverable arrangements. Under these new criteria, multiple-deliverable arrangements are likely to be separated in more circumstances than under previous accounting principles generally accepted in the United States (“GAAP”). ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on:

•	vendor-specific objective evidence if available;

•	third-party evidence if vendor-specific objective evidence is not available; or

•	estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.

ASU 2009-13 clarifies that the allocation of revenue to each deliverable is to be based on entity-specific assumptions rather than assumptions of a marketplace participant. It also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt ASU 2009-13 effective January 1, 2011 and is still assessing the anticipated impact, if any, on its consolidated balance sheet and statement of operations.

Note 2. Discontinued Operations

The Company has classified the results of divested entities as discontinued operations in accordance with GAAP.

The components of discontinued operations for the three and nine months ended September 30, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—	$—	$—

Provision for litigation reserves and settlements	$43	$(1,500)	$—	$(1,500)
Professional fees	(122)	(387)	(472)	(1,067)
Adjustments to accrued operating lease liabilities	(788)	(193)	(1,815)	(2,595)
Insurance-related expenses	(10)	28	63	(203)
Tax-related contingencies	1,340	18	1,298	681
Write-off of receivables and other assets	—	—	—	(259)
Other	19	(243)	(167)	(347)

Income (loss) from discontinued operations before (provision) benefit for income taxes	482	(2,277)	(1,093)	(5,290)
(Provision) benefit for income taxes	(144)	320	(499)	560

Discontinued operations, net of tax	$338	$(1,957)	$(1,592)	$(4,730)

The components of the (provision) benefit for income taxes included in discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Benefit (provision) for tax expense on pre-tax income (loss), adjusted for permanent differences	$55	$134	$(81)	$271
Change in liability for uncertain tax positions	(200)	120	(439)	(13)
Changes in estimates included in prior year tax provision	1	66	21	302

Total (provision) benefit for income taxes	$(144)	$320	$(499)	$560

Amounts included in income or loss from operations of the disposed businesses before (provision) benefit for income taxes primarily represent the impact of changes in contingent obligations the Company has related to the disposition of the businesses, including changes in sublease income assumptions related to operating leases for office space subleased or assigned to the buyer or another third party; legal and other professional fees incurred in defending the Company against litigation or in attempting to force performance by third parties under leasing arrangements; actual or expected losses from litigation for which the Company is liable; write-off of uncollectable rent receivable under operating lease arrangements for real estate; insurance-related costs for events that occurred prior to the disposition; and other similar costs.

Note 3. Intangible Assets

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	September 30, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Advertiser lists	12	$93,953	$82,875	$11,078	$93,953	$79,825	$14,128
Other	6	5,742	5,669	73	5,742	5,481	261

		$99,695	$88,544	$11,151	$99,695	$85,306	$14,389

Intangible assets not subject to amortization had a carrying value of $6.3 million as of September 30, 2010 and December 31, 2009 and consisted of trademarks. Amortization expense for intangible assets subject to amortization was $0.9 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, factors were identified indicating that the carrying value of certain of the Company’s advertiser lists might not be recoverable. The Company determined that the expected undiscounted cash flows associated with one advertiser list were less than the carrying value and, as a result, recorded an impairment charge of approximately $0.5 million during the year ended December 31, 2009. The Company also determined that the decline in the value of these assets was occurring faster than the expense was being recognized using the straight-line method of amortization. To better match the deterioration in the value of the assets, the Company concluded that an accelerated method of amortization over a shorter estimated life would be appropriate and made this change in estimate effective January 1, 2010. This resulted in an increase in amortization expense of $0.4 million and $1.6 million for the three and nine months ended September 30, 2010, respectively, over what it would have been absent the change in estimate.

Note 4. Property and Equipment, Net

During the second quarter of 2010, the Company retired approximately $54.1 million of fully depreciated property and equipment, primarily capitalized software, that is no longer in use. There was no impact to the Company’s net income or cash flows for any period in 2010 as a result of the retirement of these assets.

Note 5. Cost-Method Investments

During the nine months ended September 30, 2009, the Company sold certain of its cost-method investments, which had previously been written down to their estimated fair value of $0.0 million, for cash and recorded a corresponding gain of $2.3 million to other income, net in the condensed consolidated statement of operations. During 2010, there were no sales of cost-method investments.

Note 6. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measurements Using
Liability Description	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$2,911	$—	$2,911	$—

	$2,911	$—	$2,911	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$1,929	$—	$1,929	$—

	$1,929	$—	$1,929	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Advertiser list (1)	$2,732	$—	$—	$2,732	$502

	$2,732	$—	$—	$2,732	$502

(1)	One of the Company’s advertiser lists was measured at fair value as of December 31, 2009 because the Company identified factors indicating its carrying value might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this asset were less than the carrying value and recorded an impairment charge of approximately $0.5 million to reduce the asset to its fair value. Fair value was determined using the discount rate adjustment technique with a discount rate equal to current rates that would be offered to the Company for debt with a remaining maturity equal to the expected remaining life of the asset. Because it was not necessary to re-measure the advertiser list for fair value during 2010 and since it was recorded at its carrying value, net of accumulated amortization, no disclosure is necessary as of September 30, 2010.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$208,397	$182,348	$224,700	$191,557
Derivative financial instruments	2,911	2,911	1,929	1,929

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

Note 7. Accrued Expenses and Other and Other Non-Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$10,274	$7,319
Reserves for litigation	—	5,750
Restructuring liabilities	4,607	12,738
Tax-related liabilities	3,258	4,745
Divestiture reserves	3,187	3,178
Interest payable	14	181
Derivative financial instrument liabilities	797	880
Accrued professional fees	852	604
Other	4,093	3,899

	$27,082	$39,294

Other non-current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Tax-related liabilities	$27,714	$28,365
Divestiture reserves	7,716	8,593
Derivative financial instrument liabilities	2,114	1,049
Restructuring liabilities	14,611	17,619
Other	1,613	160

	$53,768	$55,786

Note 8. Borrowings

Long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Borrowings under bank credit facilities	$208,397	$224,700
Obligations under capital leases	238	571

	208,635	225,271
Less: Current maturities of long-term debt	2,718	2,922

	$205,917	$222,349

Bank Credit Facilities

The bank credit facilities consisted of the following as of September 30, 2010:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$208,397	$296,397
Borrowings outstanding	(8,700)	(208,397)	(217,097)
Letters of credit outstanding	(2,068)	—	(2,068)

Unused bank commitments	$77,232	$—	$77,232

On June 30, 2009, the Company’s bank credit facility was amended (the “Amendment”). Among other things, the Amendment gives the Company the right, subject to the conditions set forth therein, to prepay or otherwise acquire with or for cash, on either a pro rata or non-pro rata basis, loans outstanding under the Term Loan B Facility and held by lenders who consent to such prepayment or acquisition, at a discount to the par value of such principal at any time and from time to time on and after June 30, 2009 and on or prior to June 30, 2011; provided that the aggregate amounts expended by the Company in connection with all such prepayments or acquisitions do not exceed $35.0 million. All such loans prepaid or acquired will be retired and extinguished and deemed paid effective upon such prepayment or acquisition. Through September 30, 2010, the Company has utilized $27.7 million pursuant to the Amendment to repurchase and retire $34.7 million in principal outstanding.

In connection with the Amendment, the Company incurred approximately $0.5 million in modification fees, which were paid to the creditors and are being expensed over the remaining term of the loan.

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of approximately $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment on the Term Loan B Maturity Date of $199.0 million, which reflects completed Term Loan B Facility repurchases through September 30, 2010.

Term Loan B Facility Repurchases

During the three and the nine months ended September 30, 2010 and 2009, the Company repurchased and retired principal outstanding under its Term Loan B Facility as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Principal repurchased and retired	$6,949	$—	$14,428	$14,000
Cash paid	(6,155)	—	(12,784)	(10,080)
Write-off of deferred financing fees	(112)	—	(236)	(285)

Net gain	$682	$—	$1,408	$3,635

The net gains are included in other income, net in the condensed consolidated statement of operations.

Revolving Facility

Selected activity under the Company’s Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
March 2009	$—	$8,800
June 2009	—	4,400
July 2009	5,000	5,000
February 2010	9,000	—
May 2010	—	9,000
August 2010	2,000	2,000
September 2010	8,700	—

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of September 30, 2010, this leverage ratio was approximately 2.7 to 1.

Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at September 30, 2010, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the fourth quarter.

At September 30, 2010, the Company was in compliance with all of its debt covenants.

Note 9. Income Taxes

Income tax expense for the three months ended September 30, 2010 was $3.5 million, compared to an income tax expense of $2.1 million for the same period in 2009, reflecting effective tax rates of 34.5% and 27.0%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and income tax expense is comprised of the following:

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Provision for tax expense on pre-tax income, adjusted for permanent differences	$(3,967)	$(2,773)
Recorded reserves related to uncertain tax positions	276	711
Other miscellaneous adjustments	236	(41)

Provision for income taxes	$(3,455)	$(2,103)

Income tax expense for the nine months ended September 30, 2010 was $8.9 million, compared to an income tax benefit of $1.4 million for the same period in 2009, reflecting effective tax rates of 39.6% and (32.9)%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and income tax (expense) benefit is comprised of the following:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
(Provision) benefit for tax expense on pre-tax income (loss), adjusted for permanent differences	$(9,208)	$1,556
Recorded reserves related to uncertain tax positions	189	389
Other miscellaneous adjustments	112	(507)

(Provision) benefit for income taxes	$(8,907)	$1,438

As of September 30, 2010, the Company maintained a partial valuation allowance against its net deferred tax assets. The Company may release additional valuation allowance in future periods when it can conclude that a greater portion of the net deferred tax assets is more likely than not to be realized. To the extent the Company reports taxable income in future periods, it intends to use its net operating loss carryforwards (“NOLs”), to the extent allowable, to offset that taxable income and reduce cash outflows for income taxes. The Company’s ability to use its federal and state NOLs and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

The total amount of unrecognized tax benefits decreased by $2.3 million from $82.2 million as of June 30, 2010 to $79.9 million as of September 30, 2010. The decrease is primarily a result of the available benefit of a 2009 NOL carryback. Due to the carryback of the federal NOL from 2009, the Company incurred alternative minimum tax (“AMT”) in the 2007 tax year, resulting in an AMT credit, which is available to reduce unrecognized tax benefits previously recorded. Approximately $23.3 million of the Company’s unrecognized tax benefits would, if recognized, have an impact on the effective income tax rate, while approximately $56.6 million would not. As of September 30, 2010, the Company’s recorded liability for uncertain tax positions was $27.7 million, which includes $4.4 million of interest. The Company recorded charges for interest related to the unrecognized tax benefits of $0.2 million and $0.0 million during the three months ended September 30, 2010 and 2009, respectively.

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

The Company does not presently expect that there will be significant changes to the unrecognized tax benefit within 12 months of September 30, 2010. However, due to uncertainty regarding the timing and ultimate resolution of federal and certain state income tax examinations of open statutory periods, the Company’s expectations may change. Additionally, the statutes of limitations in certain state and local jurisdictions are expected to lapse within the next 12 months and may result in a decrease of unrecognized tax benefits and accrued interest of approximately $1.5 million.

Note 10. Stockholders’ Equity

Stock Repurchase Plan

The Company’s Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock through December 31, 2010. Under the terms of the Repurchase Program, the Company may repurchase shares in open market purchases or through privately negotiated transactions. The Company has used cash on hand to fund repurchases of its common stock and expects to use cash on hand to fund any additional stock repurchases under the Repurchase Program. During the nine months ended September 30, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price, including brokerage commissions, of $1.79 per share. The reacquired shares have been designated as treasury shares. As of September 30, 2010, the Company had $4.6 million available for further share repurchases, and it may make additional stock repurchases in 2010 pursuant to the Repurchase Program.

Note 11. Stock-Based Compensation

Stock Options

During the second quarter of 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of options to purchase 0.8 million shares of common stock, at an exercise price of $6.42 per share, granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Compensation Plan”), to certain of its employees and directors that vest with respect to one-third of the shares underlying such options on each of December 31, 2008, 2009 and 2010. During the second and third quarters of 2009, awards of options to purchase less than 0.1 million shares of common stock at a weighted-average exercise price of $2.11 were granted under the Stock Compensation Plan, to certain of the Company’s employees that vest with respect to one-third of the shares underlying such options on each anniversary date during 2010, 2011 and 2012. There were no stock options granted during the nine months ended September 30, 2010.

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

A summary of the Company’s restricted stock award activity, under both performance and service plans, during the nine months ended September 30, 2010 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of period	219,855	$3.43
Granted	746,376	3.56
Vested and distributed	(63,700)	3.73
Vested and surrendered (1)	(17,127)	3.75
Forfeited	—	—

Outstanding at end of period	885,404	3.51

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All restricted stock granted to the Company’s Chief Executive Officer includes tandem dividend rights, and he will receive the dividends if he is employed with the Company on the dates the underlying shares vest.

All stock-based compensation is expensed over the vesting period, and the expense for all awards amounted to $0.7 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2009, respectively. Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

Note 12. Provision for Restructuring

Over the past several years, the Company has implemented a number of plans to streamline its expense structure. The plans have included employee-related termination costs resulting from the elimination of certain positions; charges associated with vacating certain leased properties as a result of the co-location of operations within certain markets or leasing less space in a market due to a reduced number of employees; charges resulting from actions taken with respect to certain of the Company’s retail display allowances (“RDAs”), which are intended to reduce the Company’s distribution costs; and charges to terminate other contracts.

As part of its distribution function, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to the Company’s and third-party free directories, which the Company refers to as RDAs. The Company has taken action to reduce its ongoing distribution costs arising from RDAs that are underperforming through:

•	terminating the Company’s distribution rights for some or all locations covered by certain RDAs at a negotiated price;
•	discontinuing service for and vacating some locations covered by certain RDAs; and
•	determining to forego distribution rights for certain locations that are not currently being serviced.

All of these actions result in charges included in restructuring expense; however, in the last two cases, the timing and amount of the Company’s future cash obligations are not impacted.

2010 Plan

The Company’s 2010 restructuring plan included charges arising from actions taken on underperforming RDAs, which continue through 2011; charges associated with vacating certain leased properties, which continue through 2014; and charges related to the elimination of certain jobs, which are expected to be paid during 2010.

2009 Plan

The Company’s 2009 restructuring plan included charges arising from actions taken on underperforming RDAs, which continue through 2011; charges associated with vacating certain leased properties, which continue through 2015; and charges related to the elimination of certain jobs, which were paid during 2009.

2008 Plan

The Company’s 2008 restructuring plan included charges related to the elimination of certain jobs, which were paid through 2009; charges associated with vacating certain leased properties, which continue through 2015; and charges related to the termination of certain other contracts, which were paid in 2008.

Total expected cost of each plan and costs incurred through September 30, 2010 are as follows:

	2010 Plan	2009 Plan	2008 Plan
	(Dollars in thousands)
Total expected costs	$6,500-7,500	$21,000-21,500	$8,000-8,100
Costs incurred through September 30, 2010	6,626	21,388	8,013

The 2008 and 2009 restructuring plans are substantially complete; however, further changes in the Company’s recorded liability and restructuring charge could result if it becomes necessary to change the Company’s assumptions about future sublease income, which is further discussed below, or if the Company is able to modify the terms of previously restructured RDA contracts.

Other Plans

In addition to the plans implemented in 2010, 2009 and 2008, the Company also has remaining liabilities associated with vacating certain leased properties under restructuring plans initiated in 2006 and prior, which are expected to be paid through 2015.

To reduce the lease-related costs under all of its restructuring plans, the Company has pursued subleases of its available properties. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. Until such time as they are terminated or expire, the Company expects to incur further expense on all of its vacated leased properties from imputed interest related to the rental payments and changes in the amounts and timing of estimated cash flows, primarily anticipated sublease income.

Primarily as a result of changes in timing and payments of sublease income, the Company recorded income of $0.1 million and $0.4 million during the three and nine months ended September 30, 2010, which is included in the provision for restructuring costs in the condensed consolidated statement of operations.

Details of all restructuring plans that have been implemented and the related payments during the nine months ended September 30, 2010 and 2009 are as follows:

	Liabilities as of December 31, 2009	Net Provision for the Nine Months Ended September 30, 2010	Payments During the Nine Months Ended September 30, 2010 (1)	Liabilities as of September 30, 2010
	(Dollars in thousands)
Employee-related termination costs	$2	$1,039	$(740)	$301
Termination or modification of existing RDA contracts	9,810	4,786	(13,657)	939
Termination of leases related to office closures and other	20,545	(348)	(2,219)	17,978

Total	$30,357	$5,477	$(16,616)	$19,218

	Liabilities as of December 31, 2008	Net Provision for the Nine Months Ended September 30, 2009	Payments During the Nine Months Ended September 30, 2009 (2)	Liabilities as of September 30, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$282	$(725)	$47
Termination or modification of existing RDA contracts	—	20,752	(10,084)	10,668
Termination of leases related to office closures and other	21,163	4,609	(4,202)	21,570

Total	$21,653	$25,643	$(15,011)	$32,285

(1)	Termination or modification of existing RDA contracts includes the write-off of $3.7 million of prepaid assets, most of which were paid during 2010 prior to the implementation of the 2010 plan.
(2)	Termination or modification of existing RDA contracts includes the write-off of $5.7 million of prepaid assets, most of which were paid during 2009 prior to the implementation of the 2009 plan.

Details about the Company’s recorded restructuring expense for the three and nine months ended September 30, 2010 and 2009 by expense type and restructuring plan are as follows:

	2010 Plan	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2010
Employee-related termination costs	$420	$—	$—	$—	$420
Termination or modification of existing RDA contracts	(13)	(5)	—	—	(18)
Termination of leases related to office closures and other	2	2	(16)	(59)	(71)

Total	$409	$(3)	$(16)	$(59)	$331

	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2009
Employee-related termination costs	$12	$—	$—	$12
Termination or modification of existing RDA contracts	(1,349)	—	—	(1,349)
Termination of leases related to office closures and other	—	581	600	1,181

Total	$(1,337)	$581	$600	$(156)

	2010 Plan	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2010
Employee-related termination costs	$1,039	$—	$—	$—	$1,039
Termination or modification of existing RDA contracts	5,405	(619)	—	—	4,786
Termination of leases related to office closures and other	182	(23)	(132)	(375)	(348)

Total	$6,626	$(642)	$(132)	$(375)	$5,477

	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2009
Employee-related termination costs	$282	$—	$—	$282
Termination or modification of existing RDA contracts	20,752	—	—	20,752
Termination of leases related to office closures and other	1,080	2,718	811	4,609

Total	$22,114	$2,718	$811	$25,643

The following table details the restructuring liabilities by plan:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
2010 plan	$788	$—
2009 plan	1,021	10,690
2008 plan	1,368	2,585
2006 plan and prior plans	16,041	17,082

	$19,218	$30,357

The Company has included imputed interest associated with restructuring liabilities in interest expense in the condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest expense	$582	$478	$1,808	$1,487

Note 13. Income (Loss) per Common Share

Income (loss) per common share for the three and nine months ended September 30, 2010 and 2009 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Income (loss) from continuing operations	$6,563	$5,696	$13,599	$(2,933)
Discontinued operations, net of tax	338	(1,957)	(1,592)	(4,730)

Net income (loss)	$6,901	$3,739	$12,007	$(7,663)

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,210,659	44,146,959	44,189,662	44,117,064
Dilutive effect of:
Restricted stock	176,658	20,716	146,718	—
Stock options	1,172	—	1,658	—

Weighted-average shares used in diluted computation	44,388,489	44,167,675	44,338,038	44,117,064
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.15	$0.13	$0.31	$(0.07)
Discontinued operations	0.01	(0.05)	(0.04)	(0.10)

Net income (loss)	$0.16	$0.08	$0.27	$(0.17)

The following are securities that could potentially dilute basic income per share in the future:

	September 30,
	2010	2009
Warrants	1,645,000	1,645,000
Stock options	1,786,811	2,697,584
Shares of restricted stock	885,404	513,768

For the three and nine months ended September 30, 2010 and 2009, the following potentially dilutive securities were not included in the weighted-average number of common shares outstanding used in the computation of diluted income per common share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Warrants	1,645,000	(1)	1,645,000	(1)	1,645,000	(1)	1,645,000	(3)
Stock options	1,785,639	(1)	2,697,584	(1)	1,798,975	(1)	2,701,818	(3)
Shares of restricted stock	708,746	(2)	493,052	(2)	743,893	(2)	619,094	(3)

(1)	Excluded because the strike price was greater than the average market price of the Company’s common stock during the period, and the inclusion would be anti-dilutive or the calculation under the treasury stock method resulted in no additional diluted shares.
(2)	Excluded because either the performance goals related to the shares were not met at the end of the period or the calculation under the treasury stock method resulted in no additional diluted shares.
(3)	Excluded because the effect of inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

Note 14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before- Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended September 30, 2010

Net unrealized losses on cash flow hedges	$(391)	$224	$(167)

Other comprehensive loss, net of tax	$(391)	$224	$(167)

	Before- Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended September 30, 2009

Net unrealized gains on cash flow hedges	$406	$1,118	$1,524

Other comprehensive gain, net of tax	$406	$1,118	$1,524

	Before- Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Nine Months Ended September 30, 2010

Net unrealized losses on cash flow hedges	$(982)	$616	$(366)

Other comprehensive loss, net of tax	$(982)	$616	$(366)

	Before- Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Nine Months Ended September 30, 2009

Net unrealized gains on cash flow hedges	$2,552	$302	$2,854

Other comprehensive gain, net of tax	$2,552	$302	$2,854

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ending September 30, 2010 and 2009, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the three and nine months ended September 30, 2009, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps. There were no off-market terms present in any of the Company’s interest rate swaps during the three and nine months ended September 30, 2010 and no hedge ineffectiveness.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending September 30, 2011, the Company estimates that $2.6 million, excluding deferred taxes, will be reclassified from AOCI into earnings as an increase to interest expense.

As of September 30, 2010 and December 31, 2009, the Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk:

	Notional Amount at
Interest Rate Derivatives	September 30, 2010		December 31, 2009
	(Dollars in thousands)
Interest rate swaps	$200,000	(1)	$200,000
Interest rate swap (forward starting December 31, 2010; matures December 30, 2011)	50,000		—

(1)	One interest rate swap with a notional amount of $50.0 million matures on December 31, 2010; one interest rate swap with a notional amount of $50.0 million matures on September 30, 2011; and one interest rate swap with a notional amount of $100.0 million matures on December 30, 2011.

Tabular Disclosure of Fair Values of Derivative Financial Instruments in the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet as of September 30, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative financial instruments designated in hedging relationships
Interest rate swaps	Prepaid expenses and other	$—	Accrued expenses and other	$264

Interest rate swaps	Other non- current assets	—	Other non-current liabilities	2,647

Total derivative financial instruments designated in hedging relationships		$—		$2,911

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

Tabular Disclosure of the Effect of Derivative Financial Instruments in the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the three months ended September 30, 2010 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(167)	Interest expense	$675	Interest expense	$—

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the three months ended September 30, 2009 (dollars in thousands):

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

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the nine months ended September 30, 2010 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(366)	Interest expense	$2,263	Interest expense	$—

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the nine months ended September 30, 2009 (dollars in thousands):

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

The termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.0 million and $2.0 million as of September 30, 2010 and December 31, 2009, respectively. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $3.0 million and $2.0 million as of September 30, 2010 and December 31, 2009, respectively.

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

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. Prior to 2010, the Company had recorded a charge of $5.75 million related to the settlement of litigation involving a former subsidiary of the Company, About.com. The Company paid $5.75 million to escrow related to About.com in September 2010.

Derivative Litigation

The Company is named as a nominal defendant in a consolidated stockholder derivative action pending in the Court of Chancery of the State of Delaware (“Chancery Court”) under the caption In re PRIMEDIA Inc. Derivative Litigation, Consolidated C.A. No. 1808-N. Kohlberg Kravis Roberts & Co. L.P. (“KKR”), and certain present and former members of the Company’s Board of Directors are also named as defendants. Plaintiffs allege that KKR and the Company’s Board of Directors breached their fiduciary duties to the Company in connection with PRIMEDIA’s redemption of certain shares of its preferred stock in 2004 and 2005. On November 15, 2006, the Chancery Court denied separate motions to dismiss filed by the director defendants and KKR, and, on January 18, 2007, all defendants answered the then operative complaint. On May 23, 2007, the Company’s Board of Directors formed a Special Litigation Committee (“SLC”) of independent, non-defendant directors with full and sole authority to investigate, review and take action with respect to the plaintiffs’ claims in the derivative litigation. On September 7, 2007, plaintiffs filed a Second Amended and Consolidated Derivative Complaint (“SAC”), which, in addition to the allegations discussed above, further alleged that KKR usurped a corporate opportunity of the Company in 2002 by purchasing shares of PRIMEDIA preferred stock at discounts on the open market, while causing the Company to refrain from doing the same. On February 28, 2008, the SLC filed a motion to dismiss the SAC and, in support of the motion, its report (filed under seal) concluding that the pursuit of the claims asserted by plaintiffs does not make legal, practical or business sense. On March 16, 2010, plaintiffs filed a Third Amended and Consolidated Derivative Complaint (“TAC”), including additional allegations concerning KKR’s purchases of PRIMEDIA preferred stock in 2002. On June 16, 2010, the Chancery Court granted the SLC’s motion and dismissed the TAC with prejudice. On August 30, 2010, plaintiffs filed an appeal in the Supreme Court of the State of Delaware. On September 29, 2010, the SLC filed its answering brief in opposition, and on October 14, 2010, plaintiffs filed their reply. The Delaware Supreme Court has not yet ruled on plaintiffs’ appeal.

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

In August 2007, the Court denied the Company’s motion as to the contract claim, finding disputed issues of fact about the amounts, if any, owed to the guides. The Court granted the Company’s motion as to certain procedural issues. The Court also granted summary judgment to the plaintiffs on one issue, holding that all page-views must be counted equally for purposes of calculating any individual guide’s relative share of the guide revenue pool. In January 2008, plaintiffs moved for class certification with respect to the breach of contract claim. The Court granted that motion in April 2009, but it also indicated a willingness to reconsider its earlier grant of partial summary judgment on the page-view issue. In July 2009, plaintiffs moved for partial summary judgment with respect to the amount of damages allegedly owed under the contracts with respect to calendar year 2000. The Company opposed the motion.

In December 2009, the parties reached an agreement in principle to settle the case in its entirety for $5.75 million. Counsel for the parties subsequently entered into a settlement agreement. On or about March 12, 2010, a motion was made for preliminary approval of the settlement, which the judge in the case granted on or about April 19, 2010. A fairness hearing was held on October 7, 2010, and the Court issued a final order certifying the settlement class and approving the settlement in full. The Company had previously paid the settlement amount of $5.75 million into escrow in September 2010.

Patent Litigation

The Company was sued by Smarter Agent LLC on March 26, 2010, along with nine other defendants, in the United States District Court for the District of Delaware. The complaint asserts that Smarter Agent owns three U.S. patents – 6,385,541; 6,496,776; and 7,072,665 – that have been infringed by the Company because of its distribution of applications that work on mobile devices and provide real estate-related information. The complaint seeks injunctive relief and unspecified damages. The Company believes that it is not infringing any valid claims of the patents and has provided prior art to Smarter Agent that was not considered by the United States Patent & Trademark Office. The Company formally responded to the complaint on September 13, 2010, as well as alleging counterclaims for a declaratory judgment of patent invalidity and non-infringement. The Company has also filed a petition to have the patents reexamined in light of the previously-unconsidered prior art.

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

The Company also has other contingent tax-related liabilities arising from positions taken with the filing of certain tax returns. The Company has recorded reserves, included in accrued expenses and other in the condensed consolidated balance sheet, of $3.3 million and $5.1 million at September 30, 2010 and December 31, 2009, respectively, for all of its tax-related contingencies. During the three and nine months ended September 30, 2010 and 2009, the Company recorded expense, included in other income, net in the condensed consolidated statement of operations, for changes in its estimated liability for tax-related contingencies attributable to continuing and discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Continuing operations	$3	$(450)	$9	$(47)
Discontinued operations	(1,340)	(18)	(1,298)	(681)

Total	$(1,337)	$(468)	$(1,289)	$(728)

As a result of the conclusion of the bankruptcy proceedings of an acquirer of one of the Company’s former subsidiaries, the Company was able to eliminate $1.3 million of its tax-related contingencies. The Company reported the change in discontinued operations, net of tax in its results of operations.

Note 17. Subsequent Event

Cash Dividend Declared

On October 26, 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on or about November 17, 2010, to stockholders of record on November 8, 2010.

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

The following discussion and analysis summarizes our financial condition and operating performance as of and for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Report.

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

2010 Third Quarter Results

Financial highlights for the third quarter include the following:

	Three Months Ended September 30,		$ Change Favorable/	% Change Favorable/
	2010	2009	(Unfavorable)	(Unfavorable)
	(Dollars in thousands, except per share data)
Total revenue, net	$58,437	$63,014	$(4,577)	(7.3)%

Income from continuing operations	6,563	5,696	867	15.2
Diluted earnings per common share from continuing operations	0.15	0.13	0.02

Net income	6,901	3,739	3,162	84.6
Diluted earnings per common share from net income	0.16	0.08	0.08

Total revenue decreased due to a $2.9 million decrease in Apartments advertising revenue, a $0.6 million decrease in New Homes advertising revenue and a $1.1 million decrease in distribution revenue. The change in income from continuing operations was primarily due to a $6.8 million net reduction in total costs and expenses, partially offset by lower revenue of $4.6 million and an increase in provision for income taxes of $1.4 million. Net income increased due to the factors above and a $2.3 million increase in discontinued operations, net of tax.

2010 Business Trends and Outlook

As measured by leads, over 75% of the value we now deliver to our advertiser clients on a national basis has shifted to our digital products and services, and we expect our clients to increasingly favor digital products and services in their advertising budgets. In addition, we are aggressively pursuing enhancements to our product portfolio to provide more flexibility to our clients, based on specific markets and market segments, to purchase more customized mixes of products, product features and services on a stand-alone and package basis. These enhancements are intended to maximize clients’ advertising return on investment and ultimately provide an opportunity for us to grow revenue as we continue to grow client count.

We anticipate negative economic conditions, including relatively high unemployment rates, and adverse market conditions, including occupancy levels outside of a 90% - 95% range and relatively lower effective rent levels, will continue to pressure pricing. In light of these and other competitive conditions, we expect continuing declines in revenue per community served for the remainder of 2010, as we continue to grow client count. For Apartments, we currently expect to see a 5.5% - 6.5% year-over-year decline for full year 2010 revenue. We also expect year-over-year declines for full year 2010 revenue of approximately $5.0 million for New Homes and $8.0 million for Distribution.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated Results

Revenue, Net

	Three Months Ended September 30,		$ Change Favorable/	% Change Favorable/
Revenue Component	2010	2009	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Apartments	$48,816	$51,674	$(2,858)	(5.5)%
New Homes	3,471	4,100	(629)	(15.3)

Total advertising revenue	52,287	55,774	(3,487)	(6.3)
Distribution	6,150	7,240	(1,090)	(15.1)

Total revenue, net	$58,437	$63,014	$(4,577)	(7.3)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93.4% of advertising revenue during the three months ended September 30, 2010, experienced a decrease in revenue of 5.5% compared to the same period in 2009, primarily due to a 10.9% decrease in revenue per community served by Apartment Guide, which was partially offset by a 4.8% increase in apartment communities served. The number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Revenue per community served decreased, in part, as a result of pricing pressure caused by negative economic conditions, including high unemployment rates, and adverse market conditions, including relatively higher occupancy levels and lower effective rent levels. Competitive conditions also pressured pricing, as our competitors continued to reduce advertising rates to retain clients. Effective rents are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates (both actual and expected) in excess of 95% or below 90% ordinarily result in a decrease in advertising spend. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

During the third quarter of 2010, occupancy rates in our Apartment Guide markets ranged from 87% to 99%, with an average of 93.7%, compared to 92.1% in the third quarter of 2009, with the majority of markets experiencing occupancy levels between 90% and 97%. In Apartment Guide markets, effective rents were up 3.5% compared to the same period in 2009. The combination of these average occupancy rates and an increase in effective rents is a welcome signal of future stability in the industry and our markets as a whole. However, over the past two years, effective rent levels have declined over 3%, and lower effective rent levels continue to put pressure on our clients’ advertising budgets and, correspondingly, on our revenue.

Rentals.com revenue declined by 1.6% during the third quarter of 2010 compared to the same period in 2009. The decline was primarily due to a decrease in revenue per listing, partially offset by an increase in the number of listings derived from property managers.

New Homes

New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com, representing approximately 6.6% of advertising revenue during the three months ended September 30, 2010, decreased 15.3% compared to the same period in 2009. The decrease in revenue was primarily due to a 20.4% decrease in revenue per community served, partially offset by a 6.5% increase in new home communities served. This decrease in revenue resulted from declines in standard and premium advertising spend by many new home builders, driven by continued weakness in the new home sales sector.

We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we have suspended 14 print directories, and as of September 30, 2010, we published New Home Guides in 19 markets. We may suspend additional New Home Guide print directories. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 15.1% during the three months ended September 30, 2010 compared to the same period in 2009. We realized a 12.8% decrease in the number of pockets sold in our display racks during the period and a 2.6% decrease in the average revenue per pocket due to softness in demand, as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements included elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended September 30,		$ Change (Favorable)/	% Change (Favorable)/
Costs and Expenses Component	2010	2009	Unfavorable	Unfavorable
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$3,277	$5,645	$(2,368)	(41.9)%
Marketing and selling	19,698	18,832	866	4.6
Distribution and circulation	9,640	12,971	(3,331)	(25.7)
General and administrative expenses	9,386	8,873	513	5.8
Depreciation and amortization of property and equipment	3,249	3,130	119	3.8
Amortization of intangible assets	898	617	281	45.5
Provision for restructuring costs	331	(156)	487	312.2
Interest expense	2,737	3,897	(1,160)	(29.8)
Amortization of deferred financing costs	215	233	(18)	(7.7)
Other (income) expense, net	(1,012)	1,173	(2,185)	(186.3)

Total cost and expenses	$48,419	$55,215	$(6,796)	(12.3)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size, as well as distribution optimization.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our retail display allowance contracts, or RDAs, since the third quarter of 2008. As is more fully discussed in Note 12 to the condensed consolidated financial statements, other of our RDAs are part of restructuring charges we incurred during 2009 and 2010 related to actions we took to reduce our ongoing distribution costs.

Interest expense decreased primarily due to lower average debt levels, as during the fourth quarter of 2009, we repurchased and retired $6.3 million in principal of our Term Loan B Facility, during the second quarter of 2010 we repurchased and retired approximately $7.5 million in principal, and during the third quarter of 2010 we repurchased and retired approximately $6.9 million in principal. The decrease is also attributable to a lower weighted-average interest rate during 2010.

The change in other income, net is primarily due to an other-than-temporary impairment charge of $1.5 million in the third quarter of 2009 related to a cost-method investment and a gain of $0.7 million on the repurchase of debt during the third quarter of 2010.

Income Taxes

Our effective tax rate on income from continuing operations for the three months ended September 30, 2010 was 34.5%, compared to 27.0% for the three months ended September 30, 2009.

The total tax expense from continuing operations for the three months ended September 30, 2010 was $3.5 million, which was comprised of approximately $4.0 million of provision on pre-tax income, adjusted for permanent differences, partially offset by $0.3 million due to a decrease in recorded reserves related to uncertain tax positions and a $0.2 million benefit due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

The total tax expense from continuing operations for the three months ended September 30, 2009 was $2.1 million, which was comprised of approximately $2.8 million of provision on pre-tax income, adjusted for permanent differences, partially offset by $0.7 million related to reserves for uncertain tax positions.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the condensed consolidated statement of operations for all periods presented.

The components of discontinued operations for the three months ended September 30, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—

Provision for litigation reserves and settlements	$43	$(1,500)
Professional fees	(122)	(387)
Adjustments to accrued operating lease liabilities	(788)	(193)
Insurance-related expenses	(10)	28
Tax-related contingencies	1,340	18
Write-off of receivables and other assets	—	—
Other	19	(243)

Income (loss) from discontinued operations before (provision) benefit for income taxes	482	(2,277)
(Provision) benefit for income taxes	(144)	320

Discontinued operations, net of tax	$338	$(1,957)

The components of the (provision) benefit for income taxes included in discontinued operations for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Benefit for tax expense on pre-tax income (loss), adjusted for permanent differences	$55	$134
Change in liability for uncertain tax positions	(200)	120
Changes in estimates included in prior year tax provision	1	66

Total (provision) benefit for income taxes	$(144)	$320

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Consolidated Results

Revenue, Net

	Nine Months Ended September 30,		$ Change Favorable/	% Change Favorable/
Revenue Component	2010	2009	(Unfavorable)	(Unfavorable)
	(Dollars in thousands)
Apartments	$146,790	$155,609	$(8,819)	(5.7)%
New Homes	10,635	14,764	(4,129)	(28.0)

Total advertising revenue	157,425	170,373	(12,948)	(7.6)
Distribution	18,959	26,305	(7,346)	(27.9)

Total revenue, net	$176,384	$196,678	$(20,294)	(10.3)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93.2% of advertising revenue during the nine months ended September 30, 2010, experienced a decrease in revenue of 5.7% compared to the same period in 2009, primarily due to a 12.1% decrease in revenue per community served by Apartment Guide, which was partially offset by a 6.2% increase in apartment communities served. The number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Revenue per community served decreased, in part, as a result of pricing pressure caused by negative economic conditions, including high unemployment rates, and adverse market conditions, including relatively higher occupancy levels and lower effective rent levels. Competitive conditions also pressured pricing, as our competitors continued to reduce advertising rates to retain clients. Effective rents are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates (both actual and expected) in excess of 95% or below 90% ordinarily result in a decrease in advertising spend. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

During the first nine months of 2010, occupancy rates in Apartment Guide markets ranged from 86% to 97%, with an average of 93.1%, compared to 92.0% in 2009, with the majority of markets experiencing occupancy levels between 90% and 96%. In Apartment Guide markets, effective rents were up 0.9% compared to the same period in 2009. The combination of these average occupancy rates and a slight increase in effective rents is a welcome signal of future stability in the industry and our markets as a whole. However, over the past two years, effective rent levels have declined over 3%, and lower effective rent levels continue to put pressure on our clients’ advertising budgets and, correspondingly, on our revenue.

Rentals.com revenue declined by 2.0% during the first nine months of 2010 compared to the same period in 2009. The decline was primarily due to a decrease in revenue per listing and a decrease in the number of paid listings through the self-provisioning feature of the Rentals.com websites, partially offset by an increase in the number of listings derived from property managers.

New Homes

New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com, representing approximately 6.8% of advertising revenue during the nine months ended September 30, 2010, decreased 28.0% compared to the same period in 2009. The decrease in revenue was primarily due to a 31.0% decrease in revenue per community served, partially offset by a 4.7% increase in new home communities served. This decrease in revenue resulted from declines in standard and premium advertising spend by many new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in the first nine months of 2010. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we have suspended 14 print directories, and as of September 30, 2010, we published New Home Guides in 19 markets. We may suspend additional New Home Guide print directories. We continue to focus on Internet offerings across all markets.

Distribution Revenue

Distribution revenue decreased by 27.9% during the nine months ended September 30, 2010 compared to the same period in 2009. We realized a 17.4% decrease in the number of pockets sold in our display racks during the period and a 12.8% decrease in the average revenue per pocket due to softness in demand, as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements included elsewhere in this Report. Our distribution revenue continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Nine Months Ended September 30,		% Change (Favorable)/	$ Change (Favorable)/
Costs and Expenses Component	2010	2009	Unfavorable	Unfavorable
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$12,073	$18,128	$(6,055)	(33.4)%
Marketing and selling	58,006	59,344	(1,338)	(2.3)
Distribution and circulation	31,056	48,031	(16,975)	(35.3)
General and administrative expenses	27,800	30,306	(2,506)	(8.3)
Depreciation and amortization of property and equipment	9,550	9,998	(448)	(4.5)
Amortization of intangible assets	3,238	1,853	1,385	74.7
Provision for restructuring costs	5,477	25,643	(20,166)	(78.6)
Interest expense	8,554	12,353	(3,799)	(30.8)
Amortization of deferred financing costs	669	682	(13)	(1.9)
Other income, net	(2,545)	(5,289)	2,744	51.9

Total cost and expenses	$153,878	$201,049	$(47,171)	(23.5)

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

General and administrative expenses declined, primarily due to a decrease of $2.7 million in bad debt expense.

The increase in amortization of intangible assets is primarily due to a change in estimate for two of our customer lists, which is more fully discussed in Note 3 to the condensed consolidated financial statements.

The provision for restructuring costs decreased primarily due to a decline of $16.0 million of costs associated with certain underperforming RDAs and a decline of $5.0 million of costs associated with the termination of leases related to office closures, partially offset by an increased severance of $0.8 million, which are more fully described in Note 12 to the condensed consolidated financial statements.

Interest expense decreased primarily due to lower average debt levels, as during the second quarter of 2009, we repurchased and retired $14.0 million in principal of our Term Loan B Facility, during the fourth quarter of 2009, we repurchased and retired $6.3 million in principal, during the second quarter of 2010 we repurchased and retired approximately $7.5 million in principal, and during the third quarter of 2010 we repurchased and retired approximately $6.9 million in principal. The decrease is also attributable to a lower weighted-average interest rate during 2010.

The change in other income, net is primarily due to a $3.6 million gain on the repurchase of debt during the nine months ended September 30, 2009, compared to a $1.4 million gain on the repurchase of debt during the nine months ended September 30, 2010. In addition, we recognized a gain on the sale of cost-method investments of $2.3 million in the first nine months of 2009, partially offset by an other-than-temporary impairment charge of $1.5 million in the third quarter of 2009 related to a cost-method investment.

Income Taxes

Our effective tax rate on income from continuing operations for the nine months ended September 30, 2010 was 39.6%, compared to (32.9)% for the nine months ended September 30, 2009.

The total tax expense from continuing operations for the nine months ended September 30, 2010 was $8.9 million, which was comprised of approximately $9.2 million of provision on pre-tax income, adjusted for permanent differences, partially offset by a benefit of $0.2 million due to a decrease in recorded reserves related to uncertain tax positions and a $0.1 million benefit due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

The total tax benefit from continuing operations for the nine months ended September 30, 2009 was $1.4 million, which was comprised of approximately $1.6 million of benefit on pre-tax loss, adjusted for permanent differences, and $0.4 million related to reserves for uncertain tax positions, partially offset by $0.4 million related to the reversal of deferred tax assets for stock-based compensation that was distributed to the award recipients and $0.2 million due to differences between income tax returns that were filed and estimates that were made at the time the tax provision was recorded.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the condensed consolidated statement of operations for all periods presented.

The components of discontinued operations for the nine months ended September 30, 2010 and 2009 included in the condensed consolidated statement of operations are as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Total revenue, net	$—	$—

Provision for litigation reserves and settlements	$—	$(1,500)
Professional fees	(472)	(1,067)
Adjustments to accrued operating lease liabilities	(1,815)	(2,595)
Insurance-related expenses	63	(203)
Tax-related contingencies	1,298	681
Write-off of receivables and other assets	—	(259)
Other	(167)	(347)

Loss from discontinued operations before (provision) benefit for income taxes	(1,093)	(5,290)
(Provision) benefit for income taxes	(499)	560

Discontinued operations, net of tax	$(1,592)	$(4,730)

The components of the (provision) benefit for income taxes included in discontinued operations for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
(Provision) benefit for tax expense on pre-tax loss, adjusted for permanent differences	$(81)	$271
Change in liability for uncertain tax positions	(439)	(13)
Changes in estimates included in prior year tax provision	21	302

Total (provision) benefit for income taxes	$(499)	$560

Liquidity, Capital and Other Resources

Highlights of our liquidity position are as follows:

	As of and for the Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$4,729	$7,955
Current assets	41,386	48,177
Current liabilities	47,154	62,539
Working capital	(5,768)	(14,362)
Current debt (current maturities of long-term debt and revolving credit facility)	11,418	2,964
Long-term debt	205,917	229,362
Net debt (current debt and long-term debt less cash and cash equivalents)	212,606	224,371
Cash flows from operating activities	20,590	17,893
Cash flows from investing activities	(9,701)	(5,407)
Cash flows from financing activities	(15,632)	(36,001)
Additions to property and equipment	9,704	7,667
Capital lease payments	333	477
Free cash flow (net cash from operating activities adjusted for additions to property, equipment and other, net, exclusive of acquisitions, and capital lease payments)	10,553	9,749
Cash dividends paid	9,281	9,257
Repayments under credit agreements, net	(5,041)	6,955
Unused bank commitments	77,232	85,174
Leverage ratio (as defined in bank credit facility)	2.7	3.0

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

Outlook

For the remainder of 2010, our primary uses of cash are expected to represent expenditures related to:

•	the ongoing operations of our business;

•	capital expenditures of $3.3 million to $7.3 million;

•	required principal payments of our outstanding debt, including capital leases, of $0.7 million;

•	interest on our outstanding debt;

•	obligations arising from RDA restructuring activities of $0.4 million;

•	obligations arising from other restructuring activities, including real estate leases of $2.5 million;

•	the payment of dividends to our stockholders;

•	the opportunistic repurchase of outstanding shares of our common stock, if any;

•	the opportunistic repurchase of debt outstanding under our Term Loan B Facility, if any; and

•	repayments of amounts outstanding under our Revolving Facility, if any.

Working Capital

The increase in working capital as of September 30, 2010 compared to September 30, 2009 was primarily due to the reduction in the number of locations serviced under our RDAs due to restructuring activities further discussed in Note 12 to the condensed consolidated financial statements included elsewhere in this Report.

Net Debt

Since September 30, 2009, we decreased our net debt by $11.8 million, primarily by the scheduled repayments of $2.5 million in principal, the repurchase of approximately $20.7 million in principal under our Term Loan B Facility and payments of $0.5 million on our capital leases, partially offset by net borrowings of $8.7 million on the Revolving Facility and a decrease of $3.2 million in cash and cash equivalents.

Cash Flows from Operating Activities

Our cash flows from operating activities are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Net income (loss)	$12,007	$(7,663)	$19,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,457	12,533	924
Impairment of cost-method investments	—	1,500	(1,500)
Gain on sale of cost-method investments	—	(2,260)	2,260
Gain on repurchase of debt	(1,408)	(3,635)	2,227
Stock-based compensation	2,065	1,231	834
Deferred income taxes	9,386	(1,632)	11,018
Bad debt expense	864	3,589	(2,725)
(Increase) decrease in:
Accounts receivable, net	(2,815)	(2,029)	(786)
Inventories	(29)	282	(311)
Prepaid expenses and other	8,141	16,011	(7,870)
(Decrease) increase in:
Accounts payable	(5,750)	(4,971)	(779)
Accrued expenses and other	(11,274)	6,194	(17,468)
Deferred revenue	(439)	(1,275)	836
Other non-current liabilities	(3,616)	3	(3,619)
Other, net	1	15	(14)

Net cash provided by operating activities	$20,590	$17,893	$2,697

Cash flows from operating activities increased during the nine months ended September 30, 2010 from September 30, 2009. The items having the most significant impact on the change include an increase in net income, the receipt of a $10.5 million tax refund and a reduction of our liabilities related to restructuring activities and the settlement of litigation.

Cash Flows from Investing Activities

Our cash flows from investing activities are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Proceeds from sale of cost-method investments	$—	$2,260	$(2,260)
Additions to property and equipment	(9,704)	(7,667)	(2,037)
Other, net	3	—	3

Net cash used in investing activities	$(9,701)	$(5,407)	$(4,294)

The decrease in cash flows from investing activities during the nine months ended September 30, 2010 from September 30, 2009 was primarily due to the cash proceeds received from the sale of cost-method investments during the nine months ended September 30, 2009 and an increase in cash paid for property and equipment during the nine months ended September 30, 2010.

Cash Flows from Financing Activities

Our cash flows from financing activities are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	$ Change From 2009
	(Dollars in thousands)
Payment of dividends on common stock	$(9,281)	$(9,257)	$(24)
Borrowings under revolving credit facility	19,700	5,000	14,700
Repayments under revolving credit facility	(11,000)	(18,200)	7,200
Payments for deferred and other financing fees	—	(512)	512
Payments for repurchase of debt	(12,784)	(10,080)	(2,704)
Repayments of borrowings under credit agreements	(1,875)	(1,875)	—
Capital lease payments	(333)	(477)	144
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(59)	(173)	114
Repurchases of common stock	—	(427)	427

Net cash used in financing activities	$(15,632)	$(36,001)	$20,369

The increase in cash flows from financing activities was primarily attributable to net borrowings of $8.7 million during the nine months ended September 30, 2010 as compared to net repayments under our revolving credit facility of $13.2 million during the nine months ended September 30, 2009. Also, during the nine months ended September 30, 2009, we made a payment of $0.5 million in deferred and other financing fees and a payment of $0.4 million for repurchases of common stock. This was partially offset by a $2.7 million increase in cash used for the repurchase and redemption of long-term debt during the nine months ended September 30, 2010.

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

The following table presents our free cash flow:

	Nine Months Ended September 30,		$ Change From 2009
	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$20,590	$17,893	$2,697
Additions to property and equipment	(9,704)	(7,667)	(2,037)
Capital lease payments	(333)	(477)	144

Free cash flow	$10,553	$9,749	$804

Our free cash flow increased during the nine months ended September 30, 2010, primarily due to an increase in net income and other less significant changes, substantially offset by payments of $12.9 million for restructuring liabilities, $5.8 million in settlement of legacy litigation, $1.4 million in legacy real estate charges and increased payments for property and equipment of $2.0 million.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $88.0 million, which matures on August 1, 2013, and (2) a Term Loan B credit facility (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at September 30, 2010 was 4.00%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $200.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $16.0 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at September 30, 2010 was 2.29%. Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at September 30, 2010, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the fourth quarter of 2010. As a result of this and our interest rate swaps, we expect the weighted-average cost of our Term Loan B Facility to be approximately 3.8% during the three months ended December 31, 2010.

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

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $199.0 million on the Term Loan B Maturity Date. Additionally, through August 1, 2009, we were required to manage our interest rate risk arising from the Term Loan B Facility through the utilization of derivative financial instruments in a notional amount equal to at least 35% of the Term Loan B Facility principal outstanding.

The bank credit facilities consisted of the following as of September 30, 2010:

	Revolving Facility	Term Loan B	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$208,397	$296,397
Borrowings outstanding	(8,700)	(208,397)	(217,097)
Letters of credit outstanding	(2,068)	—	(2,068)

Unused bank commitments	$77,232	$—	$77,232

The weighted-average of our commitment fees under the bank credit facilities during the nine months ended September 30, 2010 was 0.30%.

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

Term Loan B Facility Repurchases

During the three and the nine months ended September 30, 2010 and 2009, the Company repurchased and retired principal outstanding under its Term Loan B Facility as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Principal repurchased and retired	$6,949	$—	$14,428	$14,000
Cash paid	(6,155)	—	(12,784)	(10,080)
Write-off of deferred financing fees	(112)	—	(236)	(285)

Net gain	$682	$—	$1,408	$3,635

The net gains are included in other income, net in the condensed consolidated statement of operations.

Revolving Facility Borrowings

Selected activity under our Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
March 2009	$—	$8,800
June 2009	—	4,400
July 2009	5,000	5,000
February 2010	9,000	—
May 2010	—	9,000
August 2010	2,000	2,000
September 2010	8,700	—

Interest Rate Swaps

As of September 30, 2010, we were party to four interest rates swaps with an aggregate notional amount of $250.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. The following is a summary of our outstanding interest rate swaps at September 30, 2010 (dollars in thousands):

Maturity Date	Notional Amount
December 31, 2010	$50,000
September 30, 2011	50,000
December 30, 2011	100,000
December 30, 2011 (forward starting December 31, 2010)	50,000

Contractual Obligations

Our contractual obligations as of September 30, 2010 are as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Long-term debt obligations, including current portion (1)	$208,397	$2,500	$5,000	$200,897	$—
Capital lease obligations, including current portion	238	218	20	—	—
Interest on capital lease obligations	18	18	—	—	—
Operating lease obligations (2)	102,079	21,338	39,654	32,052	9,035
Retail display allowances (3)	9,214	9,214	—	—	—

Total	$319,946	$33,288	$44,674	$232,949	$9,035

(1)	Interest related to our long-term debt obligations is variable in nature, and interest payments have been excluded from this table. The interest rate on these obligations resets quarterly and had a weighted-average rate of 2.29% at September 30, 2010. See the discussion above under Bank Credit Facilities. Liabilities for interest rate swaps designated in cash flow hedging relationships against changes in the benchmark interest rate of our long-term debt have also been excluded from this table because the quarterly fixed-rate payments due to the counterparty are settled net of the variable-rate payments due to us by the counterparty.
(2)	Future rental commitments for operating leases have not been reduced by minimum noncancelable sublease income aggregating $50.9 million as of September 30, 2010. Operating lease obligations include restructuring liabilities.
(3)	Retail display allowances include restructuring liabilities.

The contractual obligations table above does not reflect any of our $79.9 million in unrecognized tax benefits at September 30, 2010, which resulted in a recorded liability of $23.3 million that has been accrued in accordance with GAAP related to accounting for uncertainty in income taxes, because we are unable to determine when, or if, payment of these amounts will be made.

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We have $8.7 million outstanding at September 30, 2010 under our Revolving Facility, and we have other commitments in the form of letters of credit of $2.1 million aggregate face value, which expire on or before July 31, 2011.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of March 2010, our senior debt ratings from Moody’s and Standard and Poor’s were B1 and B, respectively.

We announced on October 28, 2010 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on or about November 17, 2010, to stockholders of record on November 8, 2010. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend for the foreseeable future, at the discretion of our Board of Directors, dependent on factors, including but not limited to, available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

We have no variable interest entities or off balance sheet debt other than as related to operating leases in the ordinary course of business.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 2.7 to 1 at September 30, 2010.

At September 30, 2010, we were in compliance with all of our debt covenants.

Contingencies and Other

As is more fully discussed in Note 16, “Commitments and Contingencies,” under Part I, Item 1 of this Form 10-Q, we are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of our current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on our long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations or cash flows of any particular period in which costs, if any, are recognized or amounts in resolution, if any, are paid.

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

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $208.4 million as of September 30, 2010. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of September 30, 2010. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$75
+50	37
-50	(37)
-100	(75)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock through December 31, 2010. Under the terms of the Repurchase Program, we may repurchase shares in open market purchases or through privately negotiated transactions. We have used cash on hand to fund repurchases of our common stock, and we expect to use cash on hand to fund any additional stock repurchases under the Repurchase Program. During the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase any additional shares of our common stock during 2009 or the nine months ended September 30, 2010. The reacquired shares have been designated as treasury shares. As of September 30, 2010, we had $4.6 million available under the Repurchase Program for further share repurchases, which we may make.

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

PRIMEDIA Inc.
(Registrant)

Date: October 29, 2010	/s/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2010	/s/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)